Form 10-Q
period 1996-03-31
COLONIAL PROPERTIES TRUST
filed 1996-05-14
CIK 909111

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:  March 31, 1996
Commission File Number: 1-12358


                            COLONIAL PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)



   Alabama                                               59-7007599
(State of organization)                    (IRS Employer Identification Number)

2101 Sixth Avenue North                                    35203
     Suite 750                                           (Zip Code)
 Birmingham, Alabama
(Address of principal executive offices)

(205) 250-8700
(Registrant's telephone number, including area code)



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___


       As of May 13, 1996 Colonial Properties Trust had 17,654,823 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q




PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets as of
              March 31, 1996 and December 31, 1995

              Consolidated Condensed Statements of Income for the
              Three Months Ended March 31, 1996 and 1995

              Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995

              Notes to Consolidated Condensed Financial Statements

              Report of Independent Accountants

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

PART II:  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX



                     COLONIAL PROPERTIES TRUST
           CONSOLIDATED CONDENSED BALANCE SHEETS
                    --------------------


                                                   March 31,1996    December 31,
                                                    (Unaudited)         1995
                                                   ------------     ------------
               ASSETS

 Land, buildings,
 & equipment, net ...............................  $ 622,769,854  $ 624,517,030
 Undeveloped land and
 construction in progress .......................     55,063,722     32,640,381
 Cash and equivalents ...........................      8,255,258      1,588,197
 Restricted cash ................................      2,092,089      2,079,796
 Accounts receivable, net .......................      1,571,226      2,282,428
 Prepaid expenses ...............................      3,572,059      3,700,278
 Deferred debt and
 lease costs, net ...............................      3,313,014      3,452,044
 Inv in partnerships and
 partially-owned corporations ...................      5,669,759      5,890,233
 Other assets ...................................      5,136,819      4,971,667
                                                   -------------  -------------

                                                   $ 707,443,800  $ 681,122,054
                                                   =============  =============
                             LIABILITIES AND SHAREHOLDERS' EQUITY

 Notes and mortgages
 payable ........................................ $  274,609,531  $ 354,099,770
 Accounts payable ...............................     13,509,256     11,601,811
 Accrued interest ...............................        695,032        957,518
 Accrued expenses ...............................      3,293,758      1,125,514
 Tenant deposits ................................      2,427,771      2,401,604
 Unearned rent ..................................        417,864        843,642
                                                   -------------  -------------

    Total liabilities ...........................    294,953,212    371,029,859
                                                   -------------  -------------

 Minority Interest ..............................    130,223,279    119,199,440
                                                   -------------  -------------

Common Shares of Beneficial
Interest,$.01 par  value,
 50,000,000 shares authorized;
17,646,948 and 13,044,935 shares
issued and outstanding at March 31,1996
 and December 31, 1995, respectively .............       176,469        130,449
Additional paid in Capital .......................   300,436,216    205,884,198
Cumulative Earnings ..............................    28,849,468     23,261,761
Cumulative Distributions .........................   (46,902,966)   (38,080,357)
Deferred Compensation on
Restricted Shares ................................      (291,878)      (303,296)
                                                    ------------   ------------

Total Shareholders' Equity ......................$   282,267,309    190,892,755
                                                    ------------   ------------

                                                     707,443,800    681,122,054
                                                    =============  ============

The accompanying notes are an integral part of these financial statements.



                            COLONIAL PROPERTIES TRUST
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                               ---------------------


                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                         1996          1995
                                                    ------------   ------------

 Revenue:
    Rent .........................................  $ 28,577,480   $ 24,661,718
    Other ........................................     1,029,474        846,323
                                                    ------------   ------------

       Total revenue .............................    29,606,954     25,508,041
                                                    ------------   ------------
 Property operating expenses before depreciation:
    General operating expenses ...................     2,350,757      1,880,086
    Salaries and benefits ........................     1,853,035      1,700,243
    Repairs and maintenance ......................     2,826,857      2,291,889
    Taxes, licenses, and insurance ...............     2,671,432      2,283,429
                                                    ------------   ------------

Total property operating expenses
before depreciation ..............................     9,702,081      8,155,647
 General and administrative ......................       838,129      1,206,171
 Depreciation ....................................     4,747,929      4,312,068
 Amortization ....................................       547,085        526,668
                                                    ------------   ------------

       Total operating expenses ..................    15,835,224     14,200,554
                                                    ------------   ------------

       Income from operations ....................    13,771,730     11,307,487
                                                    ------------   ------------

 Other income (expense):
    Interest expense .............................    (5,090,473)    (6,306,237)
    Income from partnerships and partially
    owned corporations ...........................        (1,551)        62,647
                                                    ------------   ------------

       Total other expense .......................    (5,092,024)    (6,243,590)
                                                    ------------   ------------

    Income before gains from sales of property
    and Minority Interest in CRLP ................     8,679,706      5,063,897
 Gains from sales of property ....................           -0-        175,578
 Extraordinary loss from early
 extinguishment of debt ..........................      (318,630)           -0-
                                                    ------------   ------------

 Income before minority interest in CRLP .........     8,361,076      5,239,475
 Minority interest in income of CRLP .............     2,773,369      2,394,440
                                                    ------------   ------------

       Net income ................................  $  5,587,707   $  2,845,035
                                                    ============   ============

 Net income per share ............................  $       0.34           0.30
                                                    ============   ============

 Weighted average common shares outstanding ......    16,535,763      9,590,808
                                                    ============   ============


 The accompanying notes are an integral part of these financial statements.




                         COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               -------------------

                                                         Three Months Ended
                                                                March 31,
                                                      -------------------------
                                                         1996          1995
                                                      ------------  ------------

 Cash flows from operating activities:
    Net  income .................................  $   5,587,707   $  2,845,035
    Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization ............      5,295,015      4,838,736
      Provision for doubtful accounts ...........         36,333         59,303
       Gains from sales of property .............             -0-      (175,578)
       Income (loss) from partnerships and
       partially-owned corporation ..............          1,551        (62,647)
       Minority interest in income of CRLP ......      2,773,369      2,394,440
    Decrease (increase) in:
       Restricted cash ..........................        (12,293)      (847,107)
       Accounts receivable ......................        674,869        773,047
       Due from Affiliates ......................             -0-         4,467
       Prepaid expenses .........................        311,555       (285,469)
       Other assets .............................       (528,041)      (560,963)
    Increase (decrease) in:
       Accounts Payable .........................      1,907,445       (352,619)
       Accrued Interest .........................       (262,486)       282,664
       Accrued Expenses .........................      2,168,244      1,687,357
       Tenant Deposits ..........................         26,167         64,617
       Unearned Rent ............................       (425,778)        84,374
                                                     ------------  ------------
Net Cash provided by operating activities .......     17,553,657     10,749,657
                                                     ------------  ------------

Cash Flows  from  Investing Activities:
      Property Acquisition Costs paid ...........              0       (563,038)
      Development  Expenditures .................    (24,710,252)    (2,220,512)
      Tenant Improvements .......................        (95,043)      (335,643)
      Capital Expenditures ......................       (618,800)      (142,587)
      Proceeds from Sales of property ...........              0        328,861
      Distributions from partnerships and
      partially-owned corporations ..............        221,923        219,923
      Capital Contributions to partnerships
      and partially-owned corporations ..........         (3,000)       (76,100)
                                                     ------------  ------------
   Net Cash used in investing activities ........    (25,205,172)    (2,789,096)
                                                     ------------   ------------
Cash Flows from  Financing  Activities:
     Proceeds  from stock  issuance,  net of
     expenses  paid .............................    106,919,019              0
     Principal  Reductions  of  debt ............     (8,981,605)   (18,793,411
     Proceeds  from  Additional Borrowings ......              0     61,520,000
     Change  in  revolving  credit  balances ....    (70,691,970)   (61,905,652)
     Capital  distributions .....................     (8,822,609)    (4,555,872)
     Distributions to Minority partners in CRLP .     (4,070,511)    (2,233,158)
     Payment of mortgage financing costs ........        (33,748)      (629,702)
                                                     ------------  ------------
   Net cash provided by financing activies ......     14,318,576    (26,597,795)
                                                     ------------  ------------
   Increase (decrease) in cash and equivalents ..      6,667,061    (18,637,234)

   Cash and equivalents, beginning of period ....      1,588,197     20,733,110
                                                     ------------  ------------
   Cash and equivalents, end of period ..........  $   8,255,258   $  2,095,876
                                                     ============  ============

The accompanying notes are an integral part of these financial statements.


                     COLONIAL PROPERTIES TRUST
                        NOTES TO CONSOLIDATED
                   CONDENSED FINANCIAL STATEMENTS
                           March 31, 1996
                            (Unaudited)


Note 1 -- Basis of Presentation
         The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

Note 2 -- Acquisitions
         On March 28, 1996, the Company acquired two land parcels totaling 36 acres in Orlando, Florida. The purchase price for this land was $4 million. The property will be used to build 496 apartment units. The land acquisition was financed through proceeds from the Company's public offering of common shares in January 1996 and advances on the Company's line of credit. Development expenditures related to this project are expected to be financed through advances on the Company's line of credit as well.

         On April 1, 1996, the Company acquired a multifamily community located in Macon, Georgia. The purchase price of $14.4 million was funded through advances on the Company's line of credit.

         On April 15, 1996, the Company acquired a multifamily community located in Birmingham, Alabama. The purchase price of $13.7 million was financed through the assumption of a mortgage with an outstanding balance of $7.5 million, which bears interest at 6.875% and through advances on the Company's line of credit.

         On April 30, 1996, the Company acquired two multifamily communities located in Mobile, Alabama. The combined purchase price of $10.9 million was paid through the issuance of 182,804 limited partnership units of Colonial Realty Limited Partnership at $24.00 per share, the assumption of $6.4 million of indebtedness at an interest rate of 7.125%, and through advances on the Company's line of credit.

         On May 10, 1996, the Company acquired two multifamily communities located in Birmingham, Alabama. The combined purchase price of $30.3 million was paid through the assumption of $16.2 million of indebtedness at an interest rate of 8.0% and through advances on the Company's line of credit.


Note 3 -- Subsequent Events
         On April 25, 1996, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership (CRLP) in the amount of $.50 per share and per unit, totaling $12,898,000. The distribution will be made to shareholders and partners of record as of May 6, 1996 and will be paid on May 13, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Trustees
Colonial Properties Trust

     We have reviewed the accompanying consolidated balance sheet of Colonial Properties Trust as of March 31, 1996, and 1995, and the related consolidated condensed statements of income and cash flows for the three month periods then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidate financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                           COOPERS & LYBRAND L.L.P.



Birmingham, Alabama
April 20, 1996

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Company's 1995 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.


Results of Operations -- Three Months Ended March 31, 1996 and 1995

         Revenue -- Total revenue increased by $4,099,000, or 16.1%, for the first quarter of 1996 when compared to the first quarter of 1995. Of this increase, $3,433,000 represents revenues generated by 10 properties acquired and developed during 1995. The remainder of the increase was primarily attributable to increases in rent revenues.

         Operating Expenses -- Property operating expense before depreciation and amortization increased by $1,546,000, or 19.0%, and depreciation expense increased by $436,000, or 10.1% for the first quarter of 1996 when compared to the first quarter of 1995. Of this increase, $1,088,000 and $400,000 represent operating expenses and depreciation expense, respectively, of 10 properties acquired during 1995.

         General and administrative expenses decreased by $368,000, or 30.5% during the first quarter of 1996 when compared to the first quarter of 1995. This decrease is primarily attributable to the decrease in a reserve for certain state tax contingencies.

         Other Income (Expense) -- Interest expense decreased by $1,216,000, or 19.3%, for the first quarter of 1996 when compared to the first quarter of 1995. This decrease is primarily attributed to the decrease in indebtedness which was repaid through a portion of the Company's equity offering proceeds in May 1995 and January 1996.


Liquidity and Capital Resources
         As of March 31, 1996, the Company had four bank lines of credit and one construction loan providing for total borrowings of $100,800,000. These credit facilities are used by the Company primarily to finance property acquisitions and development. The significant terms of these credit facilities are shown below:
                                                       Balance
                   Maximum         Interest        Expiration     Outstanding At
                  Borrowings         Rate             Date        March 31, 1996
                 -------------   -------------   ---------------  -------------

Line of Credit  $ 75,000,000    LIBOR + 125 to    December 1998     $  -0-
                                175 Basis Points
Line of Credit     7,500,000    LIBOR + 150       March 1997           -0-
                                Basis Points
Line of Credit     6,400,000    LIBOR + 175       October 1996         -0-
                                Basis Points
Line of Credit     5,000,000    LIBOR + 175       May 1998             -0-
                                Basis Points
Construction Loan  6,900,000    LIBOR + 175       April 1997           -0-
                                Basis Points
                 =============                                    =============
               $ 100,800,000                                         $ -0-
                 =============                                    =============

     Management intends to replace significant borrowings that may accumalate under the bank lines of credit and the construction loan with funds generated from the sale of additional equity securities and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of Colonial Realty Limited Partnership in exchange for properties, will provide the Company with the means to finance additional acquisitions. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.


Funds from Operations
     "Funds from Operations", as defined by the National Association of Real Estate Investment Trusts (NAREIT) and as used herein, means net income (loss) (computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Industry analysts generally consider Funds from Operations (FFO) an appropriate measure of performance of an equity REIT, and the Company considers funds from operations in evaluating property acquisitions and its operating performance. Funds from Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles (which unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), is not necessarily indicative of cash flow available to fund cash needs, and should not be considered an alternative to net income as an indication of the Company's operating performance or to cash flow as a measure of liquidity or the ability to make distributions.

         In February 1995 NAREIT established new guidelines "clarifying" its definition of FFO. For the Company, the primary impact of this change was a reduction in FFO for the amortization of capitalized debt costs. Under NAREIT's new definition, the Company's FFO for the first quarter of 1996 and 1995 was calculated as follows:


                                        Three Months Ended
                                            March 31,
                                        1996          1995
                                    -------------  ------------

Net income                          $ 5,588,000    $ 2,845,000
Adjustments:
     Minority interest in CRLP        2,773,000      2,395,000
     Depreciation                     4,890,000      4,478,000
     Gains from sales of property            -0-      (176,000)
     Extraordinary loss                 319,000             -0-
                                    ============   ============
Funds from operations              $ 13,570,000    $ 9,542,000
                                    ============   ============


                            COLONIAL PROPERTIES TRUST
                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               15.  Letter re:  Unaudited Interim Financial Information

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                  COLONIAL PROPERTIES TRUST




Date:  May 14, 1996               Douglas B. Nunnelley
                                  Douglas B. Nunnelley
                                  Senior Vice President
                                  and Chief Financial Officer



Date:  May 14, 1996               Douglas B. Nunnelley
                                  Douglas B. Nunnelley
                                  Senior Vice President
                                  and Chief Financial Officer
                                 (Duly Authorized Officer
                                  and Principal Financial Officer)



Date:  May 14, 1996               Kenneth E. Howell
                                  Kenneth E. Howell
                                  Vice President, Controller,
                                  and Secretary
                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX



15.  Letter re:  Unaudited Interim Financial Information

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                         Re:   Colonial Properties Trust
                                               (File No. 1-12358)
                                               Registration on Form S-8



     We are aware that our report dated April 20, 1996 on our review of interim financial information of Colonial Properties Trust for the quarters ended March 31, 1996 and 1995 and included in the Company's quarterly report on Form 10-Q for the quarters then ended is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-3 related to the Shelf Registration filed on February 17, 1995, and Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


                                               COOPERS & LYBRAND L.L.P.



Birmingham, Alabama
April 20, 1996