Form 10-Q
period 1996-06-30
COLONIAL PROPERTIES TRUST
filed 1996-08-14
CIK 909111

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the Quarterly  Period  Ended:  June 30,1996

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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___


      As of August 13, 1996 Colonial Properties Trust had 17,655,826 Common Shares of Beneficial Interest outstanding.

                          COLONIAL PROPERTIES TRUST

                              INDEX TO FORM 10-Q




PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               June 30, 1996 and December 31, 1995

               Consolidated Condensed Statements of Income for the Three Months Ended June 30, 1996 and 1995 and for the Six Months Ended June 30, 1996 and 1995

               Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995

               Notes to Consolidated Condensed Financial Statements

               Report of Independent Accountants

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

PART II:  OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT






                           COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             --------------------


                                               June 30,1996
                                               (Unaudited)     December 31, 1995
 ASSETS                                        ------------    -----------------

 Land, buildings, & equipment, net             $689,961,702       $624,517,030
 Undeveloped land/construction in progress       77,639,021         32,640,381
 Cash and equivalents                             1,820,931          1,588,197
 Restricted cash                                  2,169,095          2,079,796
 Accounts receivable, net                         1,503,426          2,282,428
 Prepaid expenses                                 3,461,686          3,700,278
 Deferred debt and lease costs, net               4,753,139          3,452,044
 Investments                                      5,317,620          5,890,233
 Other assets                                     4,990,160          4,971,667
                                               ------------        -----------
                                               $791,616,780       $681,122,054
                                               ============       ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Notes and mortgages payable                   $354,885,585       $354,099,770
 Accounts payable                                13,715,037         11,601,811
 Accrued expenses                                 6,387,344          2,083,032
 Tenant deposits                                  2,806,824          2,401,604
 Unearned rent                                      385,117            843,642
                                               ------------        -----------
         Total liabilities                      378,179,907        371,029,859

 Minority interest                              132,457,443        119,199,440

 Common shares of beneficial interest,
   $.01 par value, 50,000,000 shares.
   authorized;  17,655,758 and 13,044,935
   shares issued and outstanding at
   June 30, 1996 and December 31, 1995,
   respectively                                     176,557            130,449
 Additional paid-in capital                     302,206,188        205,884,198
 Cumulative earnings                             34,794,723         23,261,761
 Cumulative distributions                       (55,730,378)       (38,080,357)
 Deferred compensation on restricted shares        (467,660)          (303,296)
                                               ------------        ------------
         Total shareholders' equity             280,979,430        190,892,755
                                               ------------        ------------
                                               $791,616,780       $681,122,054
                                               ============        =============

 The accompanying notes are an integral part of these financial statements.



                           COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                              ---------------------

                                Three Months Ended        Six Months Ended
                                     June 30,                   June 30,
                              ----------------------   ------------------------
                                  1996       1995         1996         1995
                              ---------- -----------   ---------   -----------

 Revenue:
     Rent                     $30,815,831  $25,743,804  $59,393,311 $50,405,522
     Other                      1,008,674    1,038,240    2,038,148   1,884,563
                               -----------  ----------   ----------  ----------

       Total revenue           31,824,505   26,782,044   61,431,459  52,290,085
                               -----------  ----------   ----------  ----------
 Property operating expenses:
     General operating expenses 2,191,186    1,985,630    4,541,943   3,865,716
     Salaries and benefits      2,274,592    1,808,875    4,127,627   3,509,118
     Repairs and maintenance    3,320,269    2,573,167    6,147,126   4,865,056
     Taxes, licenses,
       and insurance            2,862,519    2,289,423    5,533,951   4,572,852
 General and administrative       727,254    1,358,872    1,565,383   2,565,043
 Depreciation                   5,254,430    4,407,248   10,002,359   8,719,316
 Amortization                     443,393      574,476      990,478   1,101,144
                               -----------  -----------  ----------  ----------

    Total operating expenses   17,073,643   14,997,691   32,908,867  29,198,245
                               -----------  -----------  ----------  ----------

    Income from operations     14,750,862   11,784,353   28,522,592  23,091,840
                               -----------  -----------  ----------  ----------

 Other income (expense):
     Interest expense          (5,140,379)  (6,081,084) (10,230,852)(12,387,321)
     Income from investments      (42,184)      44,829      (43,735)    107,476
     Gains from Sale of Property   14,762         (128)      14,762     175,450
                               -----------  -----------  ----------  ----------

       Total other expense     (5,167,801)  (6,036,383) (10,259,825)(12,104,395)
                               -----------  -----------  ----------  -----------

     Income before extraordinary
     item and Minority Interest
     in CRLP                    9,583,061    5,747,970   18,262,767  10,987,445
 Extraordinary loss from early
 extinguishment of debt          (159,610)          -0-    (478,240)          0
                               -----------  -----------  -----------  ----------

       Income before minority
       interest in CRLP         9,423,451    5,747,970   17,784,527  10,987,445
 Minority interest in income
 of CRLP                        3,478,196    2,485,422    6,251,565   4,879,862
                               -----------  -----------  -----------  ----------

       Net income             $ 5,945,255  $ 3,262,548  $11,532,962  $6,107,583
                               ===========  ===========  ===========  ==========

 Net income per share           $    0.34  $      0.30   $     0.67  $     0.60
                               ===========  ===========  ===========  ==========

 Weighted average common
 shares outstanding            17,655,276   10,721,176   17,095,519  10,159,114
                               ===========  ===========  ===========  ==========

 The accompanying notes are an integral part of these financial statements.


                       COLONIAL PROPERTIES TRUST
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                          -------------------

                                                    Six Months Ended
                                                         June 30,
                                                  -----------------------
                                                   1996            1995
                                                  ---------       -------

Cash flows from operating activities:
         Net  income                             $11,532,962      $6,107,583
         Adjustments to reconcile net income
         to net cash provided by operating
         activities:
             Depreciation and amortization        10,992,837       9,820,460
             Provision for doubtful accounts          24,229         119,391
             Gains from sales of property            (14,762)       (175,450)
             Income (loss) from investments           43,735        (107,476)
             Minority interest in income of CRLP   6,251,565       4,879,862
         Decrease (increase) in:
             Restricted cash                         (89,299)     (1,004,063)
             Accounts receivable                     754,773         980,982
             Prepaid expenses                        412,080         310,775
             Other assets                           (482,914)     (1,107,179)
         Increase (decrease) in:
             Accounts payable                      2,113,226      (1,315,091)
             Accrued expenses                      4,038,654       3,714,413
             Tenant deposits                         208,345         192,861
             Unearned rent                          (458,525)        367,981
         Net cash provided by operating           ----------      ----------
         activities                               35,326,906      22,785,049
                                                  ----------      ----------
 Cash flows from investing activities:
         Property acquisition costs paid         (34,856,523)    (24,305,682)
         Development expenditures                (48,059,623)     (7,059,377)
         Tenant Improvements                        (325,604)       (635,788)
         Capital Expenditures                     (2,579,582)       (955,920)
         Proceeds from sales of property              14,762         328,733
         Distributions from investments              531,878         494,471
         Capital contributions to investments         (3,000)       (146,600)
                                                  ----------      ----------
         Net cash used in investing activities   (85,277,692)    (32,280,163)
                                                  ----------      ----------
 Cash flows from financing activities:
         Proceeds from stock issuance,
         net of expenses paid                    106,867,004      73,761,381
         Proceeds from Dividend
           Reinvestment Plan                          74,058             -0-
         Principal reductions of debt            (35,918,815)    (35,805,384)
         Proceeds from additional borrowings         500,000      61,520,000
         Change in revolving credit balances       6,256,632     (93,173,744)
         Capital distributions                   (17,650,021)     (9,111,745)
         Distributions to minority partners
           in CRLP                                (8,141,022)     (6,066,484)
         Payment of mortgage financing cost       (1,804,316)       (673,383)
         Net cash provided by financing           ----------      ----------
           activities                             50,183,520      (9,549,359)
                                                  ----------      ----------
         Increase (decrease) in cash
         and equivalents                             232,734     (19,044,473)
 Cash and equivalents, beginning of period         1,588,197      20,733,110
                                                  ----------      ----------
 Cash and equivalents, end of period              $1,820,931      $1,688,637
                                                  ==========      ==========

 The accompanying notes are an integral part of these financial statements.


                          COLONIAL PROPERTIES TRUST
                            NOTES TO CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                                June 30, 1996
                                 (Unaudited)


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

Note 2 -- Increase in Revolving Credit Agreement
      On June 4, 1996, the Company increased its unsecured line of credit from $75 million to $110 million. The credit facility, which is used by the Company primarily to finance additional property investments, bears interest at a rate ranging between 125 and 175 basis points above LIBOR. The credit facility is renewable annually in December with approval of all parties and provides for a two year amortization in the event of non-renewal.

Note 3 -- Debt Refinancing
      On June 28, 1996, the Company refinanced loans secured by five of the Company's multifamily properties and representing a total of approximately $53.0 million in outstanding indebtedness. The refinanced loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. These loans require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The loans bear interest at a variable rate, determined weekly at the rate necessary to produce a bid in the process of remarketing the bonds. The interest rate (including the credit enhancement fee) for these loans as of June 30, 1996 was 4.25%.

Note 4 -- Debt Offering
      On July 22, 1996, the Company completed a $130 million public offering of unsecured senior notes by its subsidiary Colonial Realty Limited Partnership. The securities, which received a rating of Baa3 from Moody's Investor Service and a rating of BBB- from Standard & Poor's Ratings Group, were issued in two series of $65 million each requiring bi-annual payments of interest only. The five-year series, which matures in July 2001, bears interest at 7.50% and was priced at a spread of 95 basis points over the five year treasury bond. The ten-year series, which matures in July 2006, bears interest at 8.05% and was priced at a spread of 128 basis points over the ten year treasure bond. The Company used the proceeds of the offering to repay the $85,977,000 balance outstanding on the Company's line of credit and to fund the $41 million cash portion of the acquisition of a retail mall in Myrtle Beach, South Carolina. The remainder of the proceeds were used to fund development activity currently in progress. After the application of the net proceeds, the Company's line of credit is fully available to finance additional acquisitions and development.

Note 5 -- Acquisitions
      On June 19, 1996, the Company acquired 12.5 acres of land located in Bradenton, Florida. The land was acquired at a purchase price of $984,000 pursuant to an option acquired as part of a previous land purchase in November 1995. The Company intends to use the land to expand its multifamily community located in Bradenton at a total cost of approximately $9.1 million, including the land acquisition costs. The land acquisition was and the development expenditures are expected to be funded through advances on the Company's line of credit.

      On July 1, 1996, the Company acquired 49.8 acres of land located in Macon, Georgia for a purchase price of $1,440,000 from Colonial Commercial Investments, Inc. The purchase price, which was determined pursuant to an option acquired at the time of the Company's IPO in September 1993, was paid through the issuance of 58,466 limited partnership units of Colonial Realty Limited Partnership. The Board of Trustees unanimously approved the transaction with trustees James K. Lowder and Thomas H. Lowder (owners of Colonial Commercial Investments, Inc.) abstaining from the vote. The Company intends to use the land to develop a 480-unit multifamily apartment community. Construction of the 240-unit first phase is expected to be completed by the fourth quarter of 1997 at a total cost of approximately $12.8 million. Construction expenditures are expected to be financed through advances on the Company's line of credit.

      On July 23, 1996, the Company acquired a 488,000 square foot retail mall located in Myrtle Beach, South Carolina for a purchase price of $42.2 million. The Company used proceeds from its recent debt offering along with the issuance of 48,905 limited partnership units of Colonial Realty Limited Partnership to finance the acquisition. The limited partnership units have been allocated to expansion land acquired as part of the acquisition and, as such, will not be eligible to receive partnership distributions for 24 months after closing.


Note 6 -- Distribution
      On July 25, 1996, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership (CRLP) in the amount of $0.50 per share and per unit, totaling $12,990,000. The distribution was made to shareholders and partners of record as of August 5, 1996 and was paid on August 12, 1996.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Trustees
Colonial Properties Trust

      We have reviewed the accompanying consolidated balance sheets of Colonial Properties Trust as of June 30, 1996 and 1995, and the related consolidated condensed statements of income and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

Birmingham, Alabama
July 23, 1996

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


Results of  Operations  -- Three  Months Ended June 30, 1996 and 1995

     Revenue -- Total revenue increased by $5,042,000, or 18.8%, for the second quarter of 1996 when compared to the second quarter of 1995. Of this increase, $4,834,000 represents revenues generated by properties acquired or developed during 1995 and 1996. Revenues also decreased $508,000 during the second quarter of 1996 when compared to the second quarter of 1995 due to one-time revenues received from lease cancellations during the second quarter of 1995. The $716,000 remainder of the increase in revenues when comparing the second quarter of 1996 to the second quarter of 1995 represents an increase in rents charged to tenants.

      Operating Expenses--Operating expenses increased by $2,076,000, or 13.8%, for the second quarter of 1996 when compared to the second quarter of 1995. Expenses incurred by properties acquired during 1995 and 1995 increased operating expenses by $2,280,000. Operating expenses also decreased by $675,000 due to the decrease in a reserve for certain state contigencies of $350,000 during the second quarter of 1996 compared to an increase of $325,000 in this reserve during the second quarter of 1995. The $471,000 remainder of the increase in operating expenses when comparing the second quarter of 1996 to the second quarter of 1995 represents an increase in expenses incurred by existing properties.

      Other Income (Expense)-- Interest Expense decreased by $941,000, or 15.5%, for the second quarter of 1996 when compared to the second quarter of 1995. Interest expense decreased $466,000 due to the decrease in indebtedness which was repaid through a portion of the Company's equity offering proceeds in January 1996, net of interest incurred on additional acquisition and development activity. Interest expense also decreased by $801,000 due to the capitalization of $932,000 in interest on construction expenditures during the second quarter of 1996 compared to $131,000 capitalized during the second quarter of 1995.


Results of  Operations  -- Six Months  Ended June 30,  1996 and 1995

Revenue -- Total revenue increased by $9,141,000, or 17.5%, for the six months ended June 30, 1996, when compared to the six months ended June 30, 1995. Of this increase $7,814,000 represents revenues generated by properties acquired or developed in 1995 or 1996. Revenues also decreased $508,000 during the first half of 1996 when compared to the first half of 1995 due to one-time revenues received from lease cancellations during the second quarter of 1995. The $1,835,000 remainder of the increase in revenues when comparing the first half of 1996 to the first half of 1995 represents an increase in rents charged to tenants.

Operating Expenses -- Operating expenses increased by $3,711,000, or 12.7%, for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. Expenses incurred by properties acquired during 1995 and 1996 increased operating expenses by $3,589,000. Operating expenses also decreased by $1,075,000 due to the decrease in a reserve for certain state tax contigencies of $650,000 during the first half of 1996 compared to an increase of $425,000 in this reserve during the first half of 1995. The $1,197,000 remainder of the increase in operating expenses when comparing the first half of 1996 to the first half of 1995 represents an increase in expenses incurred by existing properties.

Other Income and Expenses -- Interest expense decreased $2,156,000, or 17.4%, for the six months ended June 30, 1996, when compared to the six months ended June 30, 1995. Interest expense decreased $859,000 due to the decrease in indebtedness which was repaid through a portion of the Company's equity offering proceeds in January 1996, net of interest incurred on additional acquisition and development activity. Interest expense also decreased by $1,351,000 due to the capitalization of $1,565,000 in interest on construction expenditures during the first half of 1996 compared to $214,000 capitalized during the first half of 1995.

Liquidity and Capital Resources
      As of June 30, 1996, the Company had one bank line of credit providing for total borrowings of $110 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 125 to LIBOR plus 175 basis points and expires in December 1998. The balance outstanding on this line at June 30, 1996 was $85,139,000.

      On July 22, 1996, the Company completed a $130 million public offering of unsecured senior notes by its subsidiary Colonial Realty Limited Partnership. The securities, which received a rating of Baa3 from Moody's Investor Service and a rating of BBB- from Standard & Poor's Ratings Group, were issued in two series of $65 million each requiring bi-annual payments of interest only. One series, which matures in July 2001, bears interest at 7.50% and was priced at a spread of 95 basis points over the five year treasury bond. The other series, which will mature in July 2006, bears interest at 8.05% and was priced at a spread of 128 basis points over the ten year treasure bond. The Company used the proceeds of the offering to repay the $85,977,000 balance outstanding on the Company's line of credit and to fund the $41 million cash portion of the acquisition of a retail mall in Myrtle Beach, South Carolina. The remainder of the proceeds were used to fund development activity currently in progress. After the application of the net proceeds, the Company's line of credit is fully available to finance additional acquisitions and development.

      Management intends to replace significant borrowings that may accumulate under the bank line of credit with funds generated from the sale of additional equity securities and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of Colonial Realty Limited Partnership in exchange for properties, will provide the Company with the means to finance additional acquisitions. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.



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

      In February 1995 NAREIT established new guidelines "clarifying" its definition of FFO. For the Company, the primary impact of this change was a reduction in FFO for the amortization of capitalized debt costs. Under NAREIT's new definition, the Company's FFO for the second quarter of 1996 and 1995 and six months ended June 30, 1996 and 1995 was calculated as follows:

                               Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ---------------------      -----------------
                                1996        1995           1996          1995
                               ------      ------         ------        ------
Net Income                   $ 5,945,000  $ 3,263,000   11,533,000    6,108,000
Adjustments:
 Minority Interest in CRLP     3,478,000    2,485,000    6,252,000    4,880,000
 Depreciation                  5,402,000    4,574,000   10,292,000    9,052,000
 Gains from Sale of Property     (15,000)         -0-      (15,000)    (176,000)
 Extraordinary Loss              160,000          -0-      478,000          -0-
                             -----------   ----------   ----------   ----------
                             $14,970,000   10,322,000   28,540,000   19,864,000
                             ===========   ==========   ==========   ==========

                          COLONIAL PROPERTIES TRUST
                         PART II -- OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 25, 1996. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of trustees whose term of office as a trustee continued after the meeting:

       Proposal 1 -- Election of Trustees
                                     Term                             Votes
                                    Expires        Votes For        Withheld
                                  ------------   --------------   --------------
       Elected Trustees:
             Claude B. Nielsen       1999         13,574,172         42,218
             Donald T. Senterfitt    1999         13,526,772         89,618

       Continuing Trustees:
       --------------------
             Carl F. Bailey          1997
             Thomas H. Lowder        1997
             Harold W. Ripps         1997
             M. Miller Gorrie        1998
             James K. Lowder         1998
             Herbert A. Meisler      1998

       Proposal 2 -- Ratification of Appointment of Independent Auditors

             Votes For             13,554,823
             Votes Against             43,210
             Votes Withheld            18,357
             Broker Non-Votes             -0-


Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibits

          15.  Letter re:  Unaudited Interim Financial Information

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                         COLONIAL PROPERTIES TRUST




Date:  August 14, 1996                   /s/ Douglas B. Nunnelley
                                         ------------------------
                                         Douglas B. Nunnelley
                                         Senior Vice President
                                         and Chief Financial Officer



Date:  August 14, 1996                   /s/ Douglas B. Nunnelley
                                         ------------------------
                                         Douglas B. Nunnelley
                                         Senior Vice President
                                         and Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  August 14, 1996                   /s/ Kenneth E Howell
                                         --------------------
                                         Kenneth E. Howell
                                         Vice President, Controller,
                                  and Secretary
                                         (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                             Re: Colonial Properties
Trust
                                                        (File No. 1-12358)
                                                        Registration on Form
S-8
                                                        Registrations on Form
S-3


We are aware that our report dated July 23, 1996 on our review of interim financial information of Colonial Properties Trust for the quarters ended June 30, 1996 and 1995 and included in the Company's quarterly report on Form 10-Q for the quarters then ended is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-3 related to the Shelf Registration filed on February 17, 1995, and Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                      COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
July 23, 1996