Form 10-Q
period 1996-09-30
COLONIAL PROPERTIES TRUST
filed 1996-11-14
CIK 909111

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the Quarterly Period Ended: September 30, 1996

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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___


      As of November 11, 1996 Colonial Properties Trust had 17,656,894 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST

                               INDEX TO FORM 10-Q


                                                                          Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               September 30, 1996 and December 31, 1995 .............

               Consolidated  Condensed Statements of Income
               for the Three Months Ended  September  30, 1996
               and 1995 and for the Nine Months Ended
               September 30, 1996 and 1995 ..........................

               Consolidated Condensed Statements of Cash
               Flows for the Nine Months Ended September 30,
               1996 and 1995 ........................................

               Notes to Consolidated Condensed Financial
               Statements ...........................................

               Report of Independent Accountants ....................

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................

PART II:  OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K .....................

SIGNATURES ..........................................................

EXHIBIT .............................................................





                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             --------------------


                                                   September 30,
                                                   (Unaudited)     Dec 31, 1995
                                                  -------------   -------------
ASSETS

Land, buildings, & equipment, net .............   $ 740,621,964   $ 624,517,030
Undeveloped land and construction in progress .     101,320,198      32,640,381
Cash and equivalents ..........................       2,430,504       1,588,197
Restricted cash ...............................       2,474,257       2,079,796
Accounts receivable, net ......................       2,717,311       2,282,428
Prepaid expenses ..............................       5,334,718       3,700,278
Deferred debt and lease costs, net ............       5,365,805       3,452,044
Investment in partnerships and
  partially-owned corporations ................       5,275,726       5,890,233
Other assets ..................................       5,671,811       4,971,667
                                                  -------------   -------------

                                                  $ 871,212,294   $ 681,122,054
                                                  =============   =============


      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable ...................   $ 431,542,723   $ 354,099,770
Accounts payable ..............................      11,742,609      11,601,811
Accrued expenses ..............................      11,068,891       2,083,032
Tenant deposits ...............................       2,776,313       2,401,604
Unearned rent .................................         764,560         843,642
                                                  -------------   -------------

   Total liabilities ..........................     457,895,096     371,029,859
                                                  -------------   -------------

Minority interest .............................     133,584,118     119,199,440
                                                  -------------   -------------

Common  shares  of  beneficial  interest,
$.01  par  value,  50,000,000  shares
authorized;  17,656,878  and  13,044,935
shares  issued  and  outstanding  at
September 30, 1996 and December 31, 1995,
respectively ..................................         176,569         130,449
Additional paid-in capital ....................     302,850,231     205,884,198
Cumulative earnings ...........................      41,709,113      23,261,761
Cumulative distributions ......................     (64,558,291)    (38,080,357)
Deferred compensation on restricted shares ....        (444,542)       (303,296)
                                                  -------------   -------------

   Total shareholders' equity .................     279,733,080     190,892,755
                                                  -------------   -------------



                                                  $ 871,212,294   $ 681,122,054
                                                  =============   =============


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                           ---------------------


                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                               ----------------------- ------------------------
                                   1996        1995        1996        1995
                               ----------- ----------- -----------  -----------

Revenue:
  Rent ........................$33,697,454 $27,479,569 $93,090,765  $77,885,091
  Other .......................  1,133,632     946,214   3,171,780    2,830,777
                               ----------- ----------- -----------  -----------

     Total revenue ............ 34,831,086  28,425,783  96,262,545   80,715,868
                               ----------- ----------- -----------  -----------
Property operating expenses:
  General operating expenses ..  2,557,913   2,322,099   7,099,856    6,187,815
  Salaries and benefits .......  2,321,790   1,931,743   6,449,417    5,440,861
  Repairs and maintenance .....  3,629,972   3,225,600   9,777,098    8,090,656
  Taxes, licenses,
  and insurance ...............  2,840,136   2,530,882   8,374,087    7,103,734
General and administrative ....  1,032,899   1,179,182   2,598,282    3,744,225
Depreciation ..................  5,789,206   4,598,943  15,791,565   13,318,259
Amortization ..................    251,019     583,398   1,241,498    1,684,542
                               ----------- ----------- -----------  -----------

   Total operating expenses ..  18,422,935  16,371,847  51,331,803   45,570,092
                               ----------- ----------- -----------  -----------

   Income from operations ....  16,408,151  12,053,936  44,930,742   35,145,776
                               ----------- ----------- -----------  -----------

Other income (expense):
  Interest expense ...........  (6,383,196) (5,706,186)(16,614,047) (18,093,507)
  Income from investments ....     199,875     671,683     156,140      779,159
  Gains (losses) from sales
    of property ..............         730        (496)     15,492      174,954
                               ----------- ----------- -----------  -----------

   Total other expense .......  (6,182,591) (5,034,999)(16,442,415) (17,139,394)
                               ----------- ----------- -----------  -----------

Income before extraordinary
  item and minority interest
  in CRLP ..................... 10,225,560   7,018,937  28,488,327   18,006,382
Extraordinary loss from early
extinguishment of debt ........     (9,263)          0    (487,503)           0
                               ----------- ----------- -----------  -----------

Income before minority interest
  in CRLP ..................... 10,216,297   7,018,937  28,000,824   18,006,382
Minority interest in income
  of CRLP .....................  3,301,907   2,682,638   9,553,472    7,562,500
                               ----------- ----------- -----------  -----------

   Net income ................ $ 6,914,390 $ 4,336,299 $18,447,352  $10,443,882
                               =========== =========== ===========  ===========

Net income per share ..........$      0.39 $      0.33 $      1.07  $      0.94
                               =========== =========== ===========  ===========

Weighted average common
 shares outstanding ........... 17,656,824  13,043,263  17,283,824   11,131,062
                               =========== =========== ===========  ===========

The accompanying notes are an integral part of these financial statements




                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               -------------------

                                                      Nine Months Ended
                                                        September 30,
                                              ---------------------------------
                                                    1996             1995
                                              ---------------  ----------------

 Cash flows from operating activities:
  Net  income .............................    $ 18,447,352    $ 10,443,882
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization .........      17,033,063      15,002,801
    Provision for doubtful accounts .......          19,464         116,396
    Gains from sales of property ..........         (15,492)       (174,954)
    Income from investments ...............        (156,140)       (779,159)
    Minority interest in income of CRLP ...       9,553,472       7,562,500
  Decrease (increase) in:
    Restricted cash .......................        (394,461)     (1,019,341)
    Accounts receivable ...................        (403,704)        500,116
    Prepaid expenses ......................      (1,454,026)       (401,635)
    Other assets ..........................      (1,221,896)     (1,677,314)
  Increase (decrease) in:
    Accounts payable ......................         134,633       1,663,795
    Accrued expenses ......................       8,508,443       6,291,734
    Other liabilities......................          81,855         414,210
                                               ------------    ------------
 Net Cash Provided by Operating
 Activities: ..............................      50,132,563      37,943,031
                                               ------------    ------------
Cash flows from investing activities:
    Property acquisition costs paid .......     (90,054,192)    (50,897,503)
    Development expenditures ..............     (68,015,254)    (14,058,919)
    Tenant improvements ...................        (556,569)       (838,085)
    Capital expenditures ..................      (4,489,591)     (1,564,133)
    Proceeds from sales of property .......           6,400         328,237
    Distributions from investments ........         784,441         780,874
    Capital contributions to investments ..         (13,794)       (146,600)
                                               ------------    ------------
Net cash used in investing activities .....    (162,338,559)    (66,396,129)
                                               ------------    ------------
Cash flows from financing activities:
    Proceeds from stock issuance,
    net of expenses paid ..................     106,859,812      73,731,007
    Proceeds from dividend
    reinvestment plan .....................         101,495             -0-
    Principal reductions of debt ..........     (37,561,430)    (36,047,194)
    Proceeds from additional borrowings ...     130,040,450      61,520,000
    Change in revolving credit balances ...     (44,994,368)    (64,468,744)
    Capital distributions .................     (26,477,934)    (15,307,051)
    Distributions to minority partners
    in CRLP ...............................     (12,332,169)     (9,899,811)
    Payment of mortgage financing cost ....      (2,587,553)       (705,985)
                                               ------------    ------------
Net cash provided by financing activities .     113,048,303       8,822,222
                                               ------------    ------------
Increase (decrease) in cash and equivalents         842,307     (19,630,876)
Cash and equivalents, beginning of period .       1,588,197      20,733,110
                                               ------------    ------------
Cash and equivalents, end of period .......    $  2,430,504    $  1,102,234
                                               ============    ============


 The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

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

Note 2 -- Acquisitions
      On September 13, 1996, the Company acquired a multifamily community located in Macon, Georgia at a purchase price of $9.45 million. The purchase of this property was completed through an advance on the Company's line of credit.

      On October 2, 1996, the Company acquired a 209,000 square foot shopping center located in Orlando, Florida, for a purchase price of $18.1 million. The purchase of the shopping center was financed through an advance on the Company's line of credit.

      On October 18, 1996, the Company acquired a 158,000 square foot shopping center located in St. Petersburg, Florida for a purchase price of $11.8 million, which was funded through an advance on the Company's line of credit.

      On October 18, 1996, the Company acquired a 222,000 square foot shopping center located in Orlando, Florida for a purchase price of $17.2 million. In the acquisition of this property, the Company assumed an existing mortgage of $10.4 million that matures in October 2001 and bears an interest rate of 8.8%. The remainder of the purchase price was financed through an advance on the Company's line of credit.

Note 3 -- Distribution
      On October 24, 1996, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership (CRLP) in the amount of $0.50 per share and per unit, totaling $ 13,020,000. The distribution was made to shareholders and partners of record as of November 4, 1996 and was paid on November 12, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Trustees
Colonial Properties Trust

      We have reviewed the accompanying consolidated balance sheet of Colonial Properties Trust as of September 30, 1996, the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




                                                      COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
October  21, 1996

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


Results of  Operations--  Three Months Ended September 30, 1996 and 1995 Revenue
      -- Total revenue increased by $6,405,000, or 22.5%, for the third quarter of 1996 when compared to the third quarter of 1995. Of this increase, $5,390,000 represents revenues generated by properties acquired or developed during 1995 and 1996. The $1,015,000 remainder of the increase in revenues when comparing the third quarter of 1996 to the third quarter of 1995 represents an increase in rents charged to tenants.

      Operating Expenses --Operating expenses increased by $2,051,000, or 12.5%, for the third quarter of 1996 when compared to the third quarter of 1995. Expenses incurred by properties acquired during 1995 and 1996 increased operating expenses by $2,464,000. Operating expenses also decreased by $250,000 due to the resolution of prior reserves for certain state tax contingencies.

      Other Income (Expense) --Interest expense increased by $677,000, or 11.9%, for the third quarter of 1996 when compared to the third quarter of 1995. Interest expense increased $1,591,000 due to an increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the Company's equity offering proceeds in January 1996. Interest expense also decreased by $914,000 due to the capitalization of $1,171,000 in interest on construction expenditures during the third quarter of 1996 compared to $257,000 capitalized during the third quarter of 1995.


Results of Operations  -- Nine Months Ended  September 30, 1996 and 1995 Revenue
     -- Total revenue increased by $15,547,000, or 19.3%, for the nine months ended September 30, 1996, when compared to the nine months ended September 30, 1995. Of this increase, $13,204,000 represents revenues generated by properties acquired or developed in 1995 and 1996. Revenues also decreased $508,000 during the first nine months of 1996 when compared to the first nine months of 1995 due to one-time revenues received from lease cancellations during the second quarter of 1995. The $2,851,000 remainder of the increase in revenues when comparing the first nine months of 1996 to the first nine months of 1995 represents an increase in rents charged to tenants.

      Operating Expenses --Operating expenses increased by $5,762,000, or 12.6%, for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. Expenses incurred by properties acquired during 1995 and 1996 increased operating expenses by $6,053,000. Operating expenses also decreased by $1,325,000 due to the resolution of prior reserves for certain state tax contingencies. The $1,034,000 remainder of the increase in operating expenses when comparing the nine months of 1996 to the nine months of 1995 represents an increase in expenses incurred by existing properties.

      Other Income and Expenses --Interest expense decreased $1,479,000, or 8.2%, for the nine months ended September 30, 1996, when compared to the nine months ended September 30, 1995. Interest expense increased $639,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the Company's equity offering proceeds in January 1996. Interest expense also decreased by $2,118,000 due to the capitalization of $2,589,000 in interest on construction expenditures during the nine months of 1996 compared to $471,000 capitalized during the nine months of 1995.


Liquidity and Capital Resources
      As of September 30, 1996, the Company had one bank line of credit providing for total borrowings of $110 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 125 to LIBOR plus 175 basis points and expires in December 1998. The balance outstanding on this line at September 30, 1996 was $33,888,000.

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


Funds from Operations
      "Funds from Operations", as defined by the National Association of Real Estate Investment Trusts (NAREIT) and as used herein, means net income (loss) computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Industry analysts generally consider Funds from Operations (FFO) an appropriate measure of performance of an equity REIT, and the Company considers funds from operations in evaluating property acquisitions and its operating performance. Funds from Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles (which unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), is not necessarily indicative of cash flow available to fund cash needs, and should not be considered an alternative to net income as an indication of the Company's operating performance or to cash flow as a measure of liquidity or the ability to make distributions.

      In February 1995 NAREIT established new guidelines "clarifying" its definition of FFO. For the Company, the primary impact of this change was a reduction in FFO for the amortization of capitalized debt costs. Under NAREIT's new definition, the Company's FFO for the third quarter of 1996 and 1995 and nine months ended September 30, 1996 and 1995 was calculated as follows:



                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                             -----------------------  -------------------------
                                 1996        1995        1996          1995
                             ----------- -----------  -----------   -----------

Net income                   $ 6,914,000 $ 4,336,000  $18,448,000   $10,444,000
Adjustments:
  Minority interest in CRLP    3,302,000   2,683,000    9,553,000     7,563,000
  Depreciation                 5,790,000   4,599,000   15,792,000    13,318,000
  Gains from sales of property    (1,000)      1,000      (16,000)     (175,000)
  Extraordinary loss               9,000          -0-     487,000            -0-

Adjustments (subsidiaries):
  Depreciation                   147,000     172,000      437,000       505,000
                             ----------- -----------  -----------   -----------
Funds from operations        $16,161,000 $11,791,000  $44,701,000   $31,655,000
                             =========== ===========  ===========   ===========

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


                                         COLONIAL PROPERTIES TRUST




Date:  November 14, 1996                 /s/ Douglas B. Nunnelley
                                         ---------------------------
                                         Douglas B. Nunnelley
                                         Senior Vice President
                                         and Chief Financial Officer



Date:  November 14, 1996                 /s/ Douglas B. Nunnelley
                                         ---------------------------
                                         Douglas B. Nunnelley
                                         Senior Vice President
                                         and Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  November 14, 1996                 /s/ Kenneth E Howell
                                         ----------------------------
                                         Kenneth E. Howell
                                         Vice President, Controller,
                                         and Secretary
                                         (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                                Re:  Colonial Properties Trust
                                                     (File No. 1-12358)
                                                     Registration on Form S-8
                                                     Registrations on Form S-3


We are aware that our report dated October 21, 1996 on our review of interim financial information of Colonial Properties Trust for the quarters ended September 30, 1996 and 1995 and included in the Company's quarterly report on Form 10-Q for the quarters then ended is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-3 related to the Shelf Registration filed on February 17, 1995, and Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                      COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
October 21, 1996