Form 10-K
period 1996-12-31
COLONIAL PROPERTIES TRUST
filed 1997-03-31
CIK 909111

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                               FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1996 OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to
      ---------------


                    Commission File Number 1-12358

                       COLONIAL PROPERTIES TRUST
        (Exact name of registrant as specified in its charter)

              Alabama                           59-7007599
      (State of organization)                (I.R.S. employer
                                           identification no.)

      2101 Sixth Avenue North                     35203
             Suite 750                          (Zip Code)
        Birmingham, Alabama
  (Address of principal executive
             offices)

Registrant's telephone number, including area code: (205) 250-8700 Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which
                                                registered
     Common Shares of Beneficial          New York Stock Exchange
             Interest,
      $.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:  None

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

           The aggregate market value of the 18,537,792 Common Shares held by non-affiliates of the Registrant was approximately $535,278,744 based on the closing price on the New York Stock Exchange for such Common Shares on March 10, 1997.

           Number of the Registrant's Common Shares of Beneficial Interest outstanding as of March 10, 1997: 19,182,732.

           Documents Incorporated by Reference


           Portions of the annual report to shareholders for the year ended December 31, 1996, are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders meeting to be held in 1997 are incorporated by reference into Part III.

                              PART I

Item 1.    Business.

           As used herein, the term "Company" includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates (including Colonial Properties Holding Company, Inc., Colonial Realty Limited Partnership, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc.) or, as the context may require, Colonial Properties Trust only or Colonial Realty Limited Partnership only.

           The Company is one of the largest owners, developers and operators of multifamily, retail and office properties in the southeastern United States. It is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 73 properties located in Alabama, Florida, Georgia, and South Carolina, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. The Company is a self-administered equity real estate investment trust (a "REIT") that currently owns 42 multifamily apartment communities containing a total of 13,617 apartment units (the "Multifamily Properties"), 21 retail properties containing a total of approximately 5.6 million square feet of retail space (the "Retail Properties"), 10 office properties containing a total of approximately 1.0 million square feet of office space (the "Office Properties"), and certain parcels of land adjacent to 5 of these properties (the "Land"). (The Multifamily Properties, the Retail Properties, the Office Properties and the Land are referred to collectively as the "Properties"). As of December 31, 1996, the Multifamily Properties that had achieved stabilized occupancy, the Retail Properties, and the Office Properties were 94.8%, 93.8% and 97.4% leased, respectively.

           The Company, through Colonial Properties Holding Company, Inc., a wholly owned subsidiary ("CPHC"), is the sole general partner of, and holds approximately 68% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns all of the Properties (or interests therein). The Company conducts all of its business through CPHC, the Operating Partnership, and Colonial Properties Services Limited Partnership (the "Management Partnership"), which provides management services for the Properties, and Colonial Properties Services, Inc. (the "Management Corporation"), which provides management services for properties owned by third parties.

           The Company's executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and its telephone number is (205) 250-8700. The Company was formed in Maryland on July 9, 1993. On August 21, 1995, the Company reincorporated as an Alabama real estate investment trust under a new Alabama REIT statute.


Formation of the Company

           The Company and the Operating Partnership were formed to succeed to substantially all of the interests of Colonial Properties, Inc., an Alabama corporation ("Colonial"), its affiliates and certain others in a diversified portfolio of multifamily, retail, and office properties located in Alabama, Florida, and Georgia and to the development, acquisition, management, leasing, and brokerage businesses of Colonial.

           On September 29, 1993, (i) the Company consummated an initial public offering (the "IPO") of 8,480,000 of its common shares of beneficial interest, $.01 par value per share ("Common Shares"), (ii) the Operating Partnership assumed ownership of 36 Properties (or interests therein) held by Thomas H. Lowder, James K. Lowder, Robert E. Lowder, and their mother, Catherine Lowder (the "Lowder family"), and third-party partners of the Lowder family, and the operating businesses of Colonial, (iii) the Company transferred the net proceeds from the IPO through CPHC to the Operating Partnership, in exchange for 8,480,000 units of limited partnership interest in the Operating Partnership ("Units"), (iv) the Operating Partnership repaid approximately $150.2 million of indebtedness and prepayment penalties associated therewith secured by certain of the Properties, and (v) the Operating Partnership established a $35.0 million line of credit with SouthTrust Bank, which has since been increased to $125.0 million, to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions"). On October 28, 1993, the underwriters of the IPO exercised an over-allotment option to purchase an additional 686,200 shares.

           The Company owns substantially all of the economic interests in the Management Corporation, but in order to permit the Company to qualify as a REIT, voting control of the Management Corporation is held by the Lowder family.


Recent Developments

           Since the IPO, the Company has significantly expanded its portfolio of Properties and its operating businesses. Acquisitions by the Company of new properties represent a total investment of $573.1 million. The Company has also completed the expansion of four multifamily properties since the IPO, adding a total of 728 units to the multifamily portfolio. The Company currently has seven active expansion and development projects in progress for Multifamily Properties (including additional phases of two existing Multifamily Properties) and major expansions of the Company's Macon Mall and Montgomery Promenade Retail Properties.

           The  following  is  a  summary  of  the  Company's   acquisition  and
development activity in 1996.

Acquisition Activity

           The Company acquired three retail shopping centers in central Florida and one regional mall in South Carolina containing approximately 1.1 million leasable square feet for a total purchase price of approximately $90.0 million. The Company spent $4.3 million to acquire tenant-owned space and underlying land at an existing retail center.

           The Company also acquired five multifamily properties in Alabama and two multifamily properties in Georgia containing 1,505 units for a total purchase price of approximately $79.0 million.

Development Activity

           During 1996 the Company constructed 873 new apartment units in six multifamily communities (three of which were completed during the year) and acquired land on which it intends to develop two additional multifamily communities during 1997. The aggregate cost of this multifamily development activity was $68.2 million. As of December 31, 1996, the Company has 1,216 apartment units in six multifamily communities under development and expansion. Management anticipates that two of the multifamily projects will be completed during the first half of 1997 and three others will be completed during the second half of the year. The remaining multifamily project will be completed during the first half of 1998. Management expects to invest approximately $31.8 million over these periods to complete these projects.

           During 1996 the Company also continued its 422,000 square foot expansion of its regional mall in Macon, Georgia and began a 225,000 square foot expansion of a community shopping center in Montgomery, Alabama. The aggregate cost of this retail development activity was $31.6 million. The Macon Mall expansion was completed and opened during February 1997, and management anticipates completing its Montgomery project during the last half of 1997. Management expects to invest approximately $19.8 million during 1997 to complete these projects.

           The table below provides an overview of the Company's acquisition and development activity during 1996:

                         Summary of Recent
                    Acquisition and Development
                            Activity


Completion or                                                          Cost or
 Anticipated                                       Type of  Units(M)  nticipated
 Completion              Name of                   Property  GLA (R)   Cost (in
   Date                 Property       Location      (1)      (2)  Thousands (3)
--------------  --------------------  -----------   ------  -------  ------------

Acquisitions:
   2nd Qtr 96   Ashford Place         Mobile, AL     M         168    $  6,400
   2nd Qtr 96   Pointe West           Mobile, AL     M         104       4,700
   2nd Qtr 96   Spring Creek          Macon, GA      M         296      14,400
   2nd Qtr 96   Crowne Chase          Birmingham, AL M         244      13,700
   2nd Qtr 96   Crowne Point          Birmingham, AL M         392      23,100
   2nd Qtr 96   Crowne Ridge          Birmingham, AL M         125       7,200
   3rd Qtr 96   Barrington Club       Macon, GA      M         176       9,500
   3rd Qtr 96   Briarcliffe Mall      Myrtle
                                      Beach, SC      R      488,000     42,800
   3rd Qtr 96   Winter Haven          Orlando,
                 (expansion)           FL            R       22,000      4,300
   4th Qtr 96   Bardmoor Village      St.
                                      Petersburg, FL R      158,000     11,900
   4th Qtr 96   Island Walk           Orlando, FL    R      222,000     17,200
   4th Qtr 96   Wekiva River Walk     Orlando, FL    R      209,000     18,100
Developments:
   1st Qtr 96   McGehee Place V
                 (expansion)          Montgomery, AL M          16         800
   4th Qtr 96   Inverness Lakes
                 (expansion)          Mobile, AL     M         180       9,500
   4th Qtr 96   Colonial Grand at     Birmingham,
                 Galleria (expansion)  AL            M         160       8,700
   1st Qtr 97   Riverchase III
                 (expansion)          Tampa, FL      M         276      14,900
   1st Qtr 97   Colonial Grand at
                 Heathrow             Orlando, FL    M         312      20,400
   1st Qtr 97   Colonial Grand at
                 Bayshore             Bradenton, FL  M         212      11,600
   4th Qtr 97   Colonial Village at   Birmingham,
                Inverness (expansion   AL            M          84       4,100
   4th Qtr 97   Colonial Grand at
                 Bayshore II
                 (expansion)          Bradenton, FL  M         164       9,100
   4th Qtr 97   Colonial Grand at
                 Wesleyan             Macon, GA      M         240      12,800
   2nd Qtr 98   Colonial Grand at
                 Hunter's Creek       Orlando, FL    M         496      33,000
   1st Qtr 97   Macon Mall (expansion)Macon, GA      R      422,000(4)  52,000
   4th Qtr 97   Montgomery Promenade  Montgomery,
                (expansion)           AL             R      225,000(5)   7,000
                                                                      --------
                                                            Total     $357,200
                                                                      ========

(1) M refers to Multifamily Properties and R refers to Retail Properties.
(2) Units (in this table only) refers to multifamily apartment units and GLA refers to gross leasable area of retail space.
(3) Amounts in thousands.
(4) Includes 249,000 square feet of GLA and 173,000 square feet of space owned by an anchor.
(5) Includes 95,000 square feet of GLA and 130,000 square feet of space owned by an anchor.

Multifamily Property Acquisitions

     Spring Creek Apartments--On April 1, 1996, the Company acquired Spring Creek Apartments, a 296-unit luxury multifamily community in Macon, Georgia at a purchase price of $14.4 million which was financed through an advance on the Company's unsecured line of credit. Spring Creek was constructed in two phases completed in 1992 and 1994. The development consists of 33 two-story buildings and a separate clubhouse on approximately 27 acres of land. Amenities include two swimming pools, a fitness center, and racquetball and tennis courts.

           Crowne Chase Apartments--On April 15, 1996, the Company acquired Crowne Chase Apartments, a 244-unit luxury multifamily community in Birmingham, Alabama. Crowne Chase was acquired for a purchase price of $13.7 million which was financed through an advance on the Company's unsecured line of credit. The development, which was constructed in 1994, consists of 16 two-story buildings and a separate clubhouse on approximately 20.3 acres. Amenities include a fitness center, a swimming pool with sauna, lighted tennis courts, and breathtaking landscaping and waterscaping.

           Crowne Point Apartments--On May 10, 1996, the Company also acquired Crowne Point Apartments, a 392-unit complex comprising 26 two-story buildings in a suburb of Birmingham, Alabama. The buildings were constructed in two phases in 1987 and 1991. Crowne Point was acquired for a purchase price of $23.1 million which was financed through the assumption of a mortgage with a balance of $12.4 million, which bears interest at 8.0%, and an advance on the Company's unsecured line of credit. Crowne Point's amenities include a recreational building, two swimming pools, a clubhouse with an exercise room, and lighted tennis courts.

           Pointe West Apartments and Ashford Place Apartments--On April 1, 1996, the Company acquired Pointe West Apartments in Mobile, Alabama. Pointe West was completed in 1981 and consists of 104 units in 14 two-story buildings with a separate clubhouse on approximately 7.6 acres of land.

           Also on April 1, 1996, the Company acquired Ashford Place Apartments in Mobile, Alabama. Ashford Place was completed in 1983 and consists of 168 units in 11 two-story buildings with a separate clubhouse on approximately 8.8 acres of land.

           Both properties offer a swimming pool, exercise room, a fireplace in each unit, and controlled access parking. Pointe West also offers covered parking to its residents. The combined purchase price of approximately $11.1 million for Ashford Place and Pointe West was paid through the issuance of 182,804 limited partnership units of the Operating Partnership at $24.00 per unit, the assumption of approximately $6.4 million of indebtedness at an interest rate of 7.125%, and payment of other acquisition costs estimated at approximately $330,000.

           Crowne Ridge Apartments--On May 10, 1996, the Company acquired Crowne Ridge Apartments, located in a suburb of Birmingham, Alabama. Crowne Ridge consists of 125 units in eight two-story buildings which were built in 1992. The purchase price of $7.2 million was financed through the Company's assumption of a mortgage with a balance of $3.8 million which bears interest at 8.06% and through an advance on the Company's line of credit. Crowne Ridge's amenities include a clubhouse with an exercise room, a swimming pool, and extensive landscaping.

           Barrington Club Apartments--On September 13, 1996, the Company acquired Barrington Club Apartments, a 176-unit luxury multifamily community in Macon, Georgia. Barrington Club was acquired for a purchase price of $9.5 million which was financed through an advance on the Company's unsecured line of credit. The development, which was completed earlier this year, consists of eight two- and three-story buildings and a separate clubhouse on approximately 14 acres of land. Amenities include a swimming pool, a fitness center, tennis courts, and a playground. The property is located in the Barrington Hall, a 650-acre Planned Unit Development, which includes a golf club with an 18-hole course, estate homes, and single family homes. Residents of Barrington Club Apartments have golf privileges at the club.

           The Company intends to continue to pursue acquisitions in the southeastern United States that meet the Company's acquisition criteria for property quality, market strength, and investment return.

Completed Multifamily Expansions

           McGehee Place V Apartments--The Company completed the 16-unit expansion of McGehee Place Apartments in Montgomery, Alabama in May 1996 at a total cost of $0.8 million, including land acquisition costs, funded through advances under the Company's line of credit. The Company expects to complete lease-up of this completed expansion during the first quarter of 1997.

           Colonial Grand at Galleria--The Company completed the 160-unit expansion of Colonial Grand at Galleria located in Birmingham, Alabama in October 1996 at a total cost of $8.7 million, including land acquisition costs, which were funded through advances under the Company's line of credit. The Company expects to complete lease-up of this completed expansion during the second quarter of 1997.

           Inverness Lakes Apartments--The Company completed the 180-unit expansion of Inverness Lakes Apartments located in Mobile, Alabama in September 1996 at a total cost of $9.5 million, including land acquisition costs, which were funded through advances under the Company's line of credit. The Company expects to complete lease-up of this completed expansion during the first quarter of 1997.

Continuing Multifamily Expansion and Development Activity

           Riverchase III--The Company continued construction on a 276-unit expansion of Riverchase III Apartments located in Tampa, Florida. The community amenities will include a clubhouse, a swimming pool, an exercise center, an air conditioned racquetball court, tennis courts, and laundry facilities. Project development costs, including land acquisition costs, are expected to total $14.9 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 1997 and to complete lease-up during the second quarter of 1998.

           Colonial Grand at Bayshore--The Company continued construction on a 212-unit development located in Bradenton, Florida. The new community will offer a variety of amenities, including a club house, an exercise center, a swimming pool overlooking a five-acre lake, tennis and basketball courts, a children's playground, tenant garages, and storage units. Project costs, including land acquisition costs, are expected to total $11.6 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 1997 and to complete lease-up during the third quarter of 1997.

           Colonial Grand at Heathrow--The Company continued construction on a 312-unit development located in Heathrow (Orlando), Florida. The Company acquired the land (30 acres) in December 1994 at a cost of $2.2 million. The new development will be located adjacent to Heathrow International Business Center and Heathrow Country Club. The new apartment community will offer a variety of amenities, including a clubhouse with conference and computer rooms, an exercise center, tennis and basketball courts, a swimming pool, and laundry facilities. Project development costs, including land acquisition costs, are expected to total $20.4 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 1997 and to complete lease-up during the second quarter of 1997.

New Multifamily Expansion and Development Activity

           Colonial Village at Inverness--The Company began construction on an 84-unit expansion of Colonial Village at Inverness located in Birmingham, Alabama during the third quarter of 1996. Project development costs, including land acquisition costs, are expected to total $4.1 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the fourth quarter of 1997 and to complete lease-up during the first quarter of 1998.

           Colonial Grand at Bayshore II--The Company began construction on a 164-unit expansion to this development located in Bradenton, Florida. The Company acquired the land (12.5 acres) at a cost of $1.0 million pursuant to an option acquired at the time the Company purchased the land for the existing Colonial Grand at Bayshore development in November 1995. This expansion phase will offer the same amenities as the existing community. Project development costs, including land acquisition costs, are expected to total $9.1 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the fourth quarter of 1997 and to complete lease-up during the second quarter of 1998.

           Colonial Grand at Wesleyan--The Company began construction on a 240-unit development located in Macon, Georgia. The Company acquired the land (49.8 acres) at a cost of $1.4 million, which was determined pursuant to an option acquired at the time of the Company's IPO in September 1993. The new community will offer a variety of amenities, including a clubhouse, an exercise center, a swimming pool, tennis courts, and storage units for rent. Project development costs, including land acquisition costs, are expected to total $12.8 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the fourth quarter of 1997 and to complete lease-up during the second quarter of 1998.

           Colonial Grand at Hunter's Creek--The Company began construction on a 496-unit development located in Orlando, Florida. The Company acquired the land (36 acres) at a cost of $4.0 million. The new apartment community will offer a variety of amenities, including a swimming pool and spa, an exercise room, enclosed garages, tennis courts, and a car wash. Project development costs, including land acquisition costs, are expected to total $33.0 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 1998 and to complete lease-up during the first quarter of 1999.

Retail Property Acquisitions

           Briarcliffe Mall--On July 1, 1996, the Company acquired Briarcliffe Mall, a 488,000 square foot regional mall in Myrtle Beach, South Carolina, for a purchase price of $42.8 million. The mall includes a 50,745 square foot J.C. Penney, an 84,000 square foot K-Mart, and two Belk's stores, one having 58,000 square feet and the other having 61,000 square feet under a ground lease. The mall was constructed in 1986 and was 96% leased at December 31, 1996. The acquisition includes approximately 9 acres of land adjacent to the mall property which is available for expansion. The Company used proceeds from its July 1996 debt offering to fund $41.6 million of the acquisition price and issued 48,905 limited partnership units of the Operating Partnership valued at $1.2 million. The units have been allocated to the expansion land portion of the acquisition and as such will not be eligible to receive distributions for 24 months after closing.

           Wekiva River Walk--On October 1, 1996, the Company acquired Wekiva River Walk Shopping Center, a 209,000 square foot shopping center in Orlando, Florida, for a purchase price of $18.1 million. The center includes a 58,000 square foot Goodings Supermarket, a 36,000 square foot Beall's Department Store, a 26,000 square foot United Artists Cinema, and ground leases for NationsBank and Barnett Bank. The center includes approximately 34,000 square feet of vacant in-line shop space the Company anticipates using to enhance the center's performance. The center was built in 1990 and was 84% leased at December 31, 1996.

           Bardmoor Village--On October 1, 1996, the Company acquired Bardmoor Village Shopping Center, a 158,000 square foot shopping center in St. Petersburg, Florida, for a purchase price of $11.9 million. The center includes a 66,000 square foot Publix Super Market, a 36,000 square foot Craft Depot, a 10,000 square foot Eckerd Drug Store, and a ground lease for First Union Bank. The center was built in 1981, renovated and expanded in 1991, and was 99% leased at December 31, 1996.

           Island Walk--On October 1, 1996, the Company also acquired Island Walk Shopping Center, a 222,000 square foot shopping center in Orlando, Florida, for a purchase price of $17.2 million. The center includes a 108,000 square foot K-Mart and a 56,000 square foot Publix Super Market. The center was built in two phases with the first phase completed in 1993 and the second phase in 1995. The center was 95% leased at December 31, 1996. In the acquisition of this property the Company assumed an existing mortgage of $10.4 million that matures in October 2001 and bears an interest rate of 8.8%.

Retail Expansion Activity

           Macon Mall--On February 12, 1997, the Company completed its 422,000 square foot expansion of Macon Mall, a super regional mall located in Macon, Georgia. The mall expansion includes new anchor tenants Parisian, Inc. and Dillard Department Stores, Inc. together with 50 specialty shops, which have joined existing department stores including Macy's Primary Real Estate, Inc., Belk-Matthews Company of Macon, Georgia, a Georgia Corporation, Sears, Roebuck and Company and J.C. Penney Company, Inc. Macon Mall now contains approximately 1,431,000 square feet of retail shopping space. The project expansion costs totaled approximately $52 million and were funded through advances on the Company's line of credit. The Company expects to complete lease-up of this expansion during the first quarter of 1998.

           Montgomery Promenade--The Company began the 225,000 square foot expansion of Montgomery Promenade, a power center containing approximately 210,000 square feet located in Montgomery, Alabama. The expansion, which will be known as Montgomery Promenade North, will increase the shopping center to 435,000 square feet of leasable area and will include a 130,000 square foot tenant-owned Home Depot. Montgomery Promenade is anchored by Winn Dixie Market Place, Stein Mart, Michael's Arts & Crafts, Goody's, Books-A-Million, and K & B Drugs. Project expansion costs are expected to total approximately $7 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the fourth quarter of 1997 and to complete lease-up during the first quarter of 1998.

Financing Activity

            In January 1996 the Company completed a public offering of 4.6 million Common Shares at a price of $24.625 per share. The $106.6 million proceeds of this offering, net of offering costs of $6.6 million, were used to fund acquisition and development activity, repay the balances outstanding under the Company's revolving credit agreements, and to repay the $8.2 million balance outstanding under a mortgage loan.

           In July 1996 the Company completed a public issuance of senior, unsecured debt securities totaling $130.0 million. The securities were issued in two series of $65 million each requiring semi-annual payments of interest only. One series, which matures in July 2001, bears interest at 7.50% and was priced at a spread of 95 basis points over the five-year treasury bond rate, resulting in an original issue discount of $145,383. The other series, which matures in July 2006, bears interest at 8.05% and was priced at a spread of 128 basis points over the ten-year treasury bond rate, resulting in an original issue discount of $288,410.

           In July 1996 the Company refinanced loans collateralized by five of the Company's multifamily properties and representing a total of approximately $53.0 million in outstanding indebtedness. The loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable interest rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these five loans was 3.42% at December 31, 1996.

           In December 1996 the Company completed a public issuance of unsecured medium-term debt securities totaling $50.0 million. The securities mature in December 2003 and bear interest at 7.05% which, at the time of issuance, equated to a spread of 90 basis points over the seven-year treasury bond rate.

           In January 1997 the Company completed an additional issuance of unsecured medium-term debt securities also totaling $50.0 million. These securities mature in January 2003 and bear interst at 7.16% which, at the time of issuance, equated to a spread of 80 basis points over the six-year treasury bond rate.

           In January 1997 the Company also completed a public offering of 1.5 million Common Shares at a price of $29.875 per share. The $43.4 million proceeds of this offering, net of offering costs of $1.4 million, were used to fund acquisition and development activity, repay the balances outstanding under the Company's revolving credit agreement, and to repay $24.5 million outstanding under four mortgage loans.


Business Strategy

           The general business strategy of the Company is to generate stable and increasing cash flow and portfolio value for its shareholders. The Company (and its predecessor) has implemented this strategy principally by (i) realizing growth in income from its existing portfolio of properties, (ii) developing, expanding, and selectively acquiring additional multifamily, retail, and office properties in growth markets located in the southeastern United States, where the Company has first-hand knowledge of growth patterns and local economic conditions, (iii) managing its own properties, which has enabled it to better control operating expenses and establish long-term relationships with its retail and office tenants, (iv) maintaining its third-party property management business, which has increased cash flow and established additional relationships with tenants, and (v) employing a comprehensive capital maintenance program to maintain properties in first-class condition. The Company's business strategy and the implementation of that strategy are determined by the Company's board of trustees and may be changed from time to time.


Financing Strategy

           The Company intends to maintain a ratio of debt to total market capitalization (i.e., the total debt divided by the market value of issued and outstanding Common Shares and Units plus total debt) of approximately 50% or less. At December 31, 1996, after considering the effect of the January 1997 debt and equity offerings, the Company's total debt included fixed-rate debt of $426.7 million, or 86.9%, and floating-rate debt of $64.5 million, or 13.1%. The Company has obtained interest rate protection for $17.8 million of the floating-rate debt. The Company's total market capitalization as of December 31, 1996, after considering the effect of the January 1997 debt and equity offerings, was $1.3 billion, and its ratio of debt to total market capitalization was 37.9%.

           The Company may from time to time reevaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities, and other factors. The Company may modify its borrowing policy and may increase or decrease its ratio of debt to total market capitalization. To the extent that the board of trustees of the Company determines to seek additional capital, the Company may raise such capital through additional equity offerings, debt financings, or retention of cash flow (subject to provisions in the Code requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.


Property Management

           The Company is experienced in the management and leasing of multifamily, retail, and office properties and believes that the management and leasing of its own portfolio has helped the Properties maintain consistent income growth and has resulted in reduced operating expenses from the Properties. The third-party management, leasing, and brokerage businesses conducted through the Management Corporation have provided the Company both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of its own properties. These businesses also allow the Company to establish additional relationships with tenants who may require additional retail or office space and to identify potential acquisitions.


Operational Structure

           Multifamily Division--The multifamily division of the Company is responsible for all aspects of the Company's multifamily operations, including day-to-day management and leasing of the 42 Multifamily Properties, as well as development and acquisition of additional multifamily properties. The multifamily division also is responsible for the provision of third-party management services for apartment communities in which the Company does not have an ownership interest.

           Retail Division--The Company's retail division is responsible for all aspects of the Company's retail operations, including the provision of management and leasing services for the 21 Retail Properties, as well as the development and acquisition of additional retail properties. The retail division also is responsible for the provision of third-party management services for retail properties in which the Company does not have an ownership interest and for brokerage services in other retail property transactions. The retail division has regional offices in Huntsville and Montgomery, Alabama and Orlando, Florida and satellite leasing offices in two cities in central Florida.

           Office Division--The Company's office division is responsible for all aspects of the Company's commercial office operations, including the provision of management and leasing services for the 10 Office Properties, as well as the development and acquisition of additional office properties. The office division also is responsible for the provision of third-party management services for office properties in which the Company does not have an ownership interest and for brokerage services in other office property transactions.


Employees

           The Company employs approximately 560 persons, including on-site property employees who provide services for the Properties that the Company owns and/or manages.


Tax Status

           The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1993. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

                 Executive Officers of the Company

            The following is a biographical summary of the executive officers of the Company:

           Thomas H. Lowder, 47, is the President and Chief Executive Officer of the Company and CPHC, a trustee of the Company, and a director of CPHC and the Management Corporation. Mr. Lowder became President of Colonial in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing, and sale of multifamily, retail, and office properties for Colonial. Mr. Lowder is a member and past president of the Alabama Chapter of the Commercial Investment Real Estate Institute. Mr. Lowder is a former state Chairman of the Young Presidents' Organization and a member of the Birmingham Area Board of Realtors, the National Association of Industrial Office Parks, the International Council of Shopping Centers, and the National Association of Real Estate Investment Trusts (NAREIT). He serves on the board of directors for
Discovery 2000, the Children's Hospital of Alabama, American Red Cross-Birmingham Area Chapter, and the United Way of Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science Degree.

           Howard B. Nelson, Jr., 49, has been Senior Vice President and Chief Operating Officer of the Company and CPHC, with responsibility for the day-to-day management of the Company, since September 1993. He joined Colonial in 1984 as a vice president and became Senior Vice President-Finance in 1987. Mr. Nelson has served as treasurer, vice president, president, and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks as well as vice president and board member of the Building Owners and Managers Association of Metropolitan Birmingham. He also serves on the Board of Directors of the Children's Harbor Family Center and the College of Business Advisory Council of Auburn University. He holds a Bachelor of Science Degree from Auburn University.

           Douglas B. Nunnelley, 54, has been Senior Vice President and Chief Financial Officer of the Company and CPHC, with general responsibility for financing matters, since 1993. From 1979 until 1993, Mr. Nunnelley served as Executive Vice President, Comptroller, and Chief Accounting Officer of the AmSouth Bancorporation, and as Senior Vice President and Comptroller of the First National Bank of Birmingham. He serves on the Board of Directors of Eastern Health Systems, Inc. Mr. Nunnelley holds a Bachelor of Science Degree in accounting from the University of Alabama and is a graduate of the Stonier Graduate School of Banking at Rutgers University and is a Certified Public Accountant.

           Paul F. Earle, 39, has been Senior Vice-President-Multifamily Division of CPHC, with responsibility for management of all multifamily properties owned and/or managed by the Company, since April 1996. He joined Colonial in 1991 and has served as Vice President-Acquisitions. Mr. Earle is an active member of the Alabama Multifamily Council and National Apartment Association. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc., and Senior Vice President of Balcor Property Management, Inc.

           John N. Hughey, 37, has been Senior Vice President-Retail Division Development of CPHC, with responsibility for the expansion and new development of Retail Properties, since September 1993. He joined Colonial in 1982 and assumed responsibility for an increasing number of shopping centers until being named to Senior Vice President-Retail Division of Colonial in 1991. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

           Thomas M. LaDow, 46, has been Senior Vice-President Office Division of CPHC, with responsibility for management and leasing of all office properties owned and/or managed by the Company, since September 1993. He joined Colonial in 1975 as a property manager and became Senior Vice-President-Office Division of Colonial in September 1993. Mr. LaDow is a Certified Property Manager (CPM) and is an active member of the Institute of Real Estate Management, Building Owner's and Manager's Association and the National Association of Industrial and Office Park. He holds a Bachelor of Science Degree from Birmingham Southern College in Birmingham, Alabama.

           Charles A. McGehee, 51, has been Senior Vice President-Multifamily Acquisitions/Development of CPHC, in charge of the Company's Multifamily Property acquisitions and the Birmingham sales brokerage departments, since September 1993. He joined Colonial in 1976 as vice president of retail leasing and was responsible for leasing all retail space owned and/or managed by Colonial. He became Senior Vice President-Office Division of Colonial in 1990, a position he held until assuming his current position. Mr. McGehee has served as president and a board member of the National Association of Industrial and Office Parks as well as a member of the board of directors of the Birmingham Area Board of Realtors. He holds a Bachelor of Science Degree from Auburn University.

           John L. Moss, 47, has been Senior Vice President-Retail Division of CPHC, with responsibility for management, leasing, and marketing of all retail property owned and/or managed by the Company, since September 1993. He joined Colonial in 1973 as a property manager and assumed various positions of increasing responsibility in the retail area until becoming Senior Vice President-Retail Division of Colonial in 1990. Mr. Moss, who is a Certified Shopping Center Manager (CSM), has served as the state director and the Alabama/Mississippi state governmental affairs chairman of the International Council of Shopping Centers. He holds a Bachelor of Science Degree from Auburn University.

           C. Reynolds Thompson, III, 34, joined CPHC in February 1997 as Senior Vice-President Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial, Mr. Thompson worked for
CarrAmerica Realty Corporation in office building acquisitions and due diligence. Mr. Thompson's ten year real estate background includes acquisitions, development, leasing, and management of office properties in the Southeast. He is an active member of the National Association of Industrial and Office Parks and holds a Bachelor of Science degree from Washington and Lee University.

Item 2.    Properties.


General

           The 73 Properties consist of 42 Multifamily Properties, 21 Retail Properties, and 10 Office Properties, as described in more detail below.
Thirty-five of the Properties were acquired in connection with the Formation Transactions, 19 Properties and an additional phase of an existing Property were acquired during 1994, six Properties were acquired during 1995, and 11 Properties were acquired in 1996. Also, two new multifamily communities are currently being developed by the Company.

                       Summary of Properties

                                                         Percent
                                                            of
                                           Total         Total
                               Units/        1996          1996       Percentage
                     Number      GLA/       Property     Property      Occupancy
                       of                                                 at
 Type of                        NRA        Revenue       Revenue       Dec. 31,
Property            Properties   (1)          (2)          (2)         1996 (3)
-----------------   ---------  --------   ------------  -----------   ------------

 Multifamily           42       13,617    $ 80,915,000     59.2%         94.8%
 Retail                21      5,646,000    45,775,000     33.5%         93.8%
 Office                10      1,009,000    10,061,000      7.3%         97.4%
                      ----                ------------    -------
    Total              73                 $136,751,000    100.0%
                      ====                ============    =======


(1)Units (in this table only) refers to multifamily apartment units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 1996.
(2)Includes the Company's proportionate share of revenue from those Office Properties accounted for under the equity method.
(3)Excludes 2,734 units of expansion phases of six Multifamily Properties that had not achieved stabilized occupancy as of December 31, 1996.


Multifamily Properties

           The 42 Multifamily Properties contain a total of 13,617 garden-style apartments and range in size from 104 to 1,080 apartment units. Sixteen of the Multifamily Properties were acquired by the Company in connection with the Formation Transactions, 17 Properties and one additional phase of an existing Property were acquired during 1994 from third parties, and seven Properties were acquired during 1996. Also, two new communities were being developed by the Company during 1996. Twenty-three Multifamily Properties (containing a total of 8,621 apartment units) are located in Alabama, 13 Multifamily Properties (containing a total of 3,846 apartment units) are located in Florida and six Multifamily Properties (containing a total of 1,150 apartments units) are located in Georgia. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, including a swimming pool, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground.

           The  following  table  sets  forth  certain  additional   information
relating to the Multifamily Properties as of and for the year ended December 31, 1996.

                                    Year      Number  Approximate
 Multifamily                     Completed      of   Rentable Area    Percent
 Property (1)          Location     (2)      Units(3) (Square Feet)  Occupied
--------------------------------------------------------------------------------

 Ashford Place         Mobile       1983        168    146,000         98.2%
 CV at Rocky Ridge     Birmingham   1984        226    235,000         96.9%
 Colony Park           Mobile       1975        201    144,000         88.1%
 CG at Galleria Woods  Birmingham   1994        244    260,000         93.4%
 CG at Mountain Brook  Birmingham   1987/91     392    393,000         94.6%
 CV at Cahaba Heights  Birmingham   1992        125    131,000         99.2%
 Grande View
       Towers          Huntsville   1990        308    323,000         97.4%
 CV at Inverness       Birmingham   1986/87/90  502    395,000         88.2%
 Huntleigh Woods       Mobile       1978        233    199,000         98.3%
 Inverness             Mobile       1983/96     366    371,000           (7)
 McGehee Place         Montgomery   1986/95     468    387,000           (7)
 CV at Monte D'Oro     Birmingham   1977        200    296,000        100.0%
 Patio                 Auburn       1966/83/84  240    179,000         99.2%
 Pointe West           Mobile       1981        104    114,000         97.1%
 CG at Galleria        Birmingham   1986/96   1,080  1,100,000           (7)
 Rime Village-
  Huntsville           Huntsville   1987/94     736    809,000         92.3%
 CG at Riverchase      Birmingham   1984/91     468    746,000         97.9%
 Ski Lodge I           Birmingham   1972/73/76  648    549,000         94.8%
 Ski Lodge II          Birmingham   1979/86     644    511,000         97.4%
 Ski Lodge III         Birmingham   1984        554    502,000         95.3%
 Ski Lodge
       Tuscaloosa      Tuscaloosa   1976/92     304    273,000         96.4%
 Vieux Carre           Montgomery   1971/74/78  250    222,000         82.0%
 Willow Bend           Montgomery   1984        160    151,000         93.8%
                                              ------   -------         -----
       Subtotal - Alabama (23 Properties)     8,621  8,436,000         94.7%
                                              ------   -------         -----
 CG at Kirkman Park    Orlando      1991        370    337,000         98.4%
 Carrollwood           Tampa        1966        244    286,000         98.0%
 CG at Bayshore        Bradenton    1996        148    203,000           (7)
 CG at Heathrow        Orlando      1996        280    370,000           (7)
 Pelican Pointe        Bradenton    1992        340    292,000         90.3%
 Plantation Gardens    Sarasota     1991        248    252,000         99.6%
 Polos Gainesville     Gainesville  1989/93/94  560    487,000         97.7%
 Polos Pointe Vedra    Jacksonville 1988        240    212,000         88.8%
 Polos West            Orlando      1991        200    169,000         99.5%
 Riverchase            Tampa        1991        392    431,000           (7)
 CV at Lake Mary       Orlando      1991/95     504    431,000         94.6%
 Sunchase              Bradenton    1986        168    135,000         94.1%
 Willowtree            Pensacola    1983        152    116,000         95.4%
                                             -------   --------        -----
       Subtotal - Florida (13 Properties)     3,846  3,721,000         95.7%
                                             -------   --------        -----
 Barrington Club       Macon        1966        176    201,000         92.6%
 North Ingle Villas    Macon        1983        140    133,000         86.4%
 Somerset Place        Savannah     1986        120    108,000         93.3%
 Somerset Wharf        Savannah     1986/87     178    151,000         94.4%
 Spring Creek          Macon        1992/94     296    328,000         97.6%
 Stockbridge Manor     Stockbridge  1993/94     240    267,000         92.5%
                                             -------   --------        -----
       Subtotal - Georgia (6 Properties)      1,150  1,188,000         93.5%
                                             -------   --------        -----

       TOTAL (42 Properties)                 13,617 13,345,000         94.8%
                                             =======   ========        =====

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                         Average                            Percent of
                          Rental          Total 1996        Total 1996
                           Rate            Property          Property
                         Per Unit          Revenue          Revenue (4)
------------------------------------------------------------------------
 Ashford Place            $ 471      $       702,000 (6)       0.5%
 CV at Rocky Ridge          584            1,544,000           1.1%
 Colony Park                379              833,000           0.6%
 CG at Galleria Woods       654            1,268,000 (6)       0.9%
 CG at Mountain Brook       633            1,702,000 (6)       1.2%
 CV at Cahaba Heights       685              573,000 (6)       0.4%
 Grande View
       Towers               568            2,017,000           1.5%
 CV at Inverness            539            2,908,000           2.1%
 Huntleigh Woods            416            1,129,000           0.8%
 Inverness                  555            2,035,000           1.5%
 McGehee Place              543            2,622,000           1.9%
 CV at Monte D'Oro          636            1,477,000           1.1%
 Patio                      398            1,063,000           0.8%
 Pointe West                580              541,000 (6)       0.4%
 CG at Galleria             622            6,532,000           4.8%
 Rime Village-
  Huntsville                577            4,616,000           3.4%
 CG at Riverchase           738            3,722,000           2.8%
 Ski Lodge I                404            3,186,000           2.4%
 Ski Lodge II               407            3,043,000           2.3%
 Ski Lodge III              431            2,776,000           2.0%
 Ski Lodge
       Tuscaloosa           400            1,428,000           1.0%
 Vieux Carre                478            1,305,000           1.0%
 Willow Bend                548              979,000           0.7%
                           ------           -------           -----
 Subtotal - Alabama         533           48,001,000          35.2%
                           ------           -------           -----
 CG at Kirkman Park         735            3,363,000           2.5%
 Carrollwood                773            2,158,000           1.6%
 CG at Bayshore             723              177,000           0.1%
 CG at Heathrow             783              743,000           0.5%
 Pelican Pointe             659            2,392,000           1.7%
 Plantation Gardens         767            2,215,000           1.6%
 Polos Gainesville          701            4,534,000           3.3%
 Polos Pointe Vedra         654            1,808,000           1.3%
 Polos West                 617            1,439,000           1.1%
 Riverchase                 567            1,598,000           1.2%
 CV at Lake Mary            610            3,703,000           2.7%
 Sunchase                   604            1,100,000           0.8%
 Willowtree                 475              846,000           0.6%
                            ------           -------           -----
 Subtotal - Florida         670           26,076,000          19.0%
                            ------           -------           -----
 Barrington Club            654              387,000 (6)       0.3%
 North Ingle Villas         551              846,000           0.6%
 Somerset Place             621              873,000           0.6%
 Somerset Wharf             601            1,250,000           0.9%
 Spring Creek               612            1,647,000 (6)       1.2%
 Stockbridge Manor          661            1,835,000           1.4%
                            ------           -------           -----
 Subtotal - Georgia         620            6,838,000           5.0%
                            ------           -------           -----

  TOTAL (42 Properties)    $579      $    80,915,000          59.2%
                            =======         ========          =====

(1)All Multifamily Properties are 100% owned by the Company. In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2)Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3)Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 1996.
(4)Percent of Total 1996 Property Revenue represents the Multifamily Property's proportionate share of all revenue from the 73 Properties.
(5)Represents weighted average rental rate per unit of the 42 Multifamily Properties at December 31, 1996.
(6)Represents revenues from the date of the Company's acquisition of this Property in 1996 through December 31, 1996.
(7)Expanded   or  newly   developed   property   currently undergoing lease-up.

           The following table sets forth the total number of apartment units, percent leased and average base rental rate per apartment unit as of the end of each of the last five years for the Multifamily Properties:

                                                  Average Base
                          Number      Percent      Rental Rate
        Year-End       of Units(1)   Leased(2)      Per Unit
   December 31, 1996     13,617         94.8%         $579
   December 31, 1995     11,239         95.7%         $552
   December 31, 1994     10,972         96.0%         $531
   December 31, 1993      3,618         96.7%         $510
   December 31, 1992      3,618         94.9%         $472

(1)Units (in this table only) refers to multifamily apartment units owned at year end.
(2)Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.

Retail Properties

           The 21 Retail Properties contain a total of approximately 5.6 million square feet (including space owned by anchor tenants). Eight of the Retail Properties are located in Alabama, 10 are located in Florida, two are located in Georgia, and one Retail Property is located in South Carolina. The Retail Properties consist of five enclosed regional malls (Briarcliffe Mall, Gadsden Mall, Macon Mall, River Oaks Center, and Village Mall), two power centers, and 14 neighborhood shopping centers. Nine of the 21 Retail Properties were originally developed by Colonial (two Retail Properties were acquired in 1994, six were acquired in 1995, and four were acquired in 1996), and all of the Retail Properties are now managed by the Company.

           The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 1996.

                        Retail Properties

                                                        Gross
                                                       Leasable
                                        Year            Area         Number
 Retail                               Completed       (Square          Of
 Property (1)          Location          (2)          Feet) (3)      Stores
--------------------------------------------------------------------------------

 Alabama:
 River Oaks            Decatur         1979/89        494,000          65
                                                       81,000 (6)
 Gadsden Mall          Gadsden         1974/91        492,000          66
 Village Mall          Auburn          1973/84/89     399,000          65
 Montgomery
       Promenade       Montgomery      1990           165,000          30
                                                       44,000 (6)
 McGehee Place         Montgomery      1986            55,000          14
                                                       50,000 (6)
 Bellwood              Montgomery      1988            37,000          14
                                                       50,000 (6)
 Old Springville       Birmingham      1982            64,000          14
 Olde Town             Montgomery      1978/90         39,000          19
       Other                                                -
                                                  ------------    --------------
       Subtotal-Alabama (8 Properties)              1,970,000         287
                                                  ------------    --------------
 Florida:
 University Park
       Plaza           Orlando         1986/89        399,000          42
 Country Lake          Orlando         1990           217,000          27
 Burnt Store Sq.       Punta Gorda     1990           199,000          22
 Winter Haven          Orlando         1986           197,000          18
 Northdale Court       Tampa           1984           193,000          29
                                                       55,000 (6)
 Bear Lake             Orlando         1990           125,000          22
 Paddock Park          Ocala           1984            87,000          19
 Bardmoor Village      St. Petersburg  1981           158,000          27
 Island Walk           Orlando         1993/95        222,000          23
 Wekiva River Walk     Orlando         1990           209,000          23
                                                  ------------    --------------
       Subtotal-Florida (10 Properties)             2,061,000         252
                                                  ------------    --------------
 Georgia:
 Macon Mall            Macon           1975/88        507,000         115
                                                      510,000 (6)
 Britt David           Columbus        1990           110,000          11
                                                  ------------    --------------
       Subtotal-Georgia (2 Properties)              1,127,000         126
                                                  ------------    --------------
 South Carolina:
 Briarcliffe Mall      Myrtle Beach    1986           488,000          75
                                                  ------------    --------------
       Subtotal-South Carolina (1 Property)           488,000          75
                                                   ------------    -------------
       TOTAL (21 Properties)                        5,646,000         740
                                                  ============    ==============

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                          Average
                                           Base
                                           Rent
                                            Per          Total       Percent Of
                                  Total   Leased      1996 Retail    Total 1996
                    Percent    Annualized Square       Property       Property
                   Leased (3)   Base Rent  Foot (4)     Revenue      Revenue (5)
                ----------------------------------------------------------------

Alabama:
River Oaks          91.8% $    3,326,000  $ 14.84  $   4,612,000       3.4%

Gadsden Mall        95.1%      2,615,000    13.38      4,021,000       2.9%
Village Mall        98.5%      2,665,000    12.91      3,801,000       2.8%
Montgomery
      Promenade    100.0%      1,574,000    14.78      2,055,000       1.5%

McGehee Place       97.4%        538,000    11.34        616,000       0.5%

Bellwood           100.0%        380,000    10.76        485,000       0.4%

Old Springville     91.9%        401,000     8.40        461,000       0.3%
Olde Town          100.0%        365,000     9.26        403,000       0.3%
      Other                                              191,000 (8)   0.1%
                 ------------------------------------------------    -------
      Alabama       95.6%     11,864,000    13.11     16,645,000      12.2%
                 ------------------------------------------------    -------
Florida:
University Park
      Plaza         97.7%      2,767,000    13.61      3,849,000       2.8%
Country Lake        96.3%      1,296,000    12.15      1,631,000       1.2%
Burnt Store Sq.     90.2%      1,254,000    11.67      1,593,000       1.2%
Winter Haven        82.7%      1,139,000     9.77      1,135,000       0.8%
Northdale Court     83.1%      1,389,000     9.68      2,033,000       1.5%

Bear Lake           85.5%        871,000    12.84      1,205,000       0.9%
Paddock Park        96.0%        640,000    11.69        831,000       0.6%
Bardmoor Village    98.9%      1,360,000    14.34        473,000 (7)   0.3%
Island Walk         95.1%      1,843,000    15.12        516,000 (7)   0.4%
Wekiva River Walk   83.6%      1,781,000    13.17        650,000 (7)   0.5%
                 ------------------------------------------------    -------
      Florida       91.5%     14,340,000    13.97     13,916,000      10.2%
                 ------------------------------------------------    -------
Georgia:
Macon Mall          93.3%      5,972,000    20.13     10,821,000       7.9%

Britt David        100.0%        807,000     6.37        936,000       0.7%
                 ------------------------------------------------    -------
      Georgia       94.5%      6,779,000    18.18     11,757,000       8.6%
                 ------------------------------------------------    -------
South Carolina:
Briarcliffe Mall    96.0%      4,075,000    15.69      3,457,000 (7)   2.5%
                 ------------------------------------------------    -------
    South Carolina  96.0%      4,075,000    17.34      3,457,000       2.5%
                 -------------------------------------------------    -------
      TOTAL         93.8%  $  37,058,000  $ 14.66   $ 45,775,000      33.5%
                 =================================================    =======

(1)All Retail Properties are 100% owned by the Company.
(2)Year initially completed and, where applicable, year(s) in which the Property was substantially renovated or an additional phase of the Property was completed.
(3)Total GLA includes space owned by anchor tenants, but Percent Leased excludes such space.
(4)Includes specialty store space only.
(5)Percent of Total 1996 Property Revenue represents the Retail Property's proportionate share of all revenue from the 73 Properties.
(6)Represents space owned by anchor tenants.
(7)Represents revenues from the date of the Company's acquisitions of the Property in 1996 through December 31, 1996.
(8)Represents revenues from Meadowbrook Mini-Storage, a mini-warehouse rental storage facility containing 295 rental warehouse units, which the Company sold in November 1996.

           The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:

                            Gross                  Average
                       Leasable Area Percent Base Rent Per
        Year-End       (Square Feet)   Leased  Leased Square
                             (1)                  Foot (2)
   December 31, 1996     4,856,000     93.8%        $14.66
   December 31, 1995     3,758,000     93.1%        $13.23
   December 31, 1994     2,467,000     95.8%        $12.61
   December 31, 1993     2,158,000     95.0%        $12.27
   December 31, 1992     2,148,000     93.5%        $11.50

(1)Excludes  790,000  square  feet of space  owned by anchor tenants.
(2)Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

           The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1996, for the Retail Properties:

                                                                      Percent of
                                                                    Total Annual
                                                                       Base Rent
                              Net Rentable                         Represented
  Year of       Number of        Area Of             Annualized    by Expiring
   Lease      Tenants with   Expiring Leases        Base Rent of     Leases
Expiration   Expiring Leases(Square Feet)(1)  Expiring Leases(1)(2)    (1)
--------------------------------------------------------------------------------

 1997          105              242,000     $   2,896,000             7.8%
 1998          123              361,000         3,873,000            10.5%
 1999          133              468,000         4,537,000            12.2%
 2000          106              589,000         5,083,000            13.7%
 2001           75              201,000         2,748,000             7.4%
 2002           36              127,000         1,450,000             3.9%
 2003           30               98,000         1,359,000             3.7%
 2004           34              429,000         2,530,000             6.8%
 2005           30              138,000         1,960,000             5.3%
 2006           38              426,000         3,410,000             9.2%
 2007-2014      30            1,372,000         7,212,000            19.5%
           ========  =====================================   ==============
               740            4,451,000      $ 37,058,000           100.0%
           ========  =====================================   ==============

(1)Excludes 790,000 square feet of space owned by anchor tenants and 405,000 square feet of space not leased as of December 31, 1996.
(2)Annualized base rent is calculated using base rents as of December 31, 1996.

           The following is a brief description of certain of the Retail Properties.

           Macon Mall--Macon Mall is a super-regional mall with approximately 1,431,000 square feet of rental space (including the recently completed expansion) located in Macon, Georgia, approximately 100 miles south of Atlanta, Georgia and serving a trade area of more than 650,000 people. Colonial developed Macon Mall in 1975, completely renovated its interior in 1988, and completed a 422,000 square foot expansion of the mall in February 1997. As of December 31, 1996, the mall was 93.3% leased to a total of 115 tenants. Parisian, Dillard's, Macy's, Sears, Belk Matthews and J.C. Penney are the anchor department stores. As of February 28, 1997, J.C. Penney occupied approximately 169,000 square feet (approximately 11.8% of the gross leasable area) pursuant to a lease which expires in August 2000 and Parisian occupied 102,000 square feet (approximately) 7.2% of the gross leasable area) pursuant to a lease which expires in March 2017. J.C. Penney has five options to extend the lease for five years each. Each of Dillard's, Macy's, Sears, and Belk Matthews owns its store. In the opinion of the Company, Macon Mall is adequately covered by insurance.

     The following table sets out a schedule of the lease expirations for Macon Mall beginning with 1997. Leases accounting for approximately 11.6% of the leased space (all of which is specialty space) in the Macon Mall will exprire on or before December 31, 1997.
                                                                      Percent of
                                                                    Total Annual
                               Net Rentable                          Base Rent
   Year of      Number of         Area Of          Annualized       Represented
    Lease     Tenants with    Expiring Leases     Base Rent of      by Expiring
 Expiration  Expiring Leases (Square Feet)(1)  Expiring Leases(1)(2)  Leases(1)
--------------------------------------------------------------------------------

1997            20                53,000      $      749,000            12.5%
1998            15                42,000             753,000            12.6%
1999            15                32,000             679,000            11.4%
2000            17               216,000           1,282,000            21.5%
2001             6                12,000             284,000             4.8%
2002             6                 7,000             210,000             3.5%
2003             6                21,000             209,000             3.5%
2004             2                 6,000             130,000             2.2%
2005            15                33,000             843,000            14.1%
2006            12                32,000             796,000            13.3%
2007-2014        1                 2,000              37,000             0.6%
           ========   =======================================   ==============
               115               456,000       $   5,972,000           100.0%
           ========   =======================================   ==============

(1) Excludes 510,000 square feet of space owned by anchor tenants and 51,000 square feet of space not leased as of December 31. 1996.
(2) Annualized base rent is calculated using a specialty store base rent as of December 31, 1996.

           The aggregate tax basis of depreciable real property of Macon Mall for Federal income tax purposes was $21,511,000 as of December 31, 1996. The aggregate tax basis of depreciable personal property associated with the Property for Federal income tax purposes was $996,000 as of December 31, 1996. Depreciation and amortization are computed on a straight-line method or appropriate accelerated methods over the estimated useful life of the Property's assets, which range from seven to 40 years. The current realty tax rate for Macon Mall is $41.30 per $1,000 of assessed value. The aggregate real estate tax obligation of Macon Mall for 1996 was $786,000, or approximately $1.18 per square foot of taxable building area.

           A 336,457 square foot portion of the land underlying Macon Mall is subject to a ground lease that expires in 2071. The ground lease requires ground rent payments of $24,000 each year and is subject to a one-time adjustment per the wholesale index in the year 2000.

           River Oaks Center--River Oaks Center is a 575,000 square foot regional mall located in Decatur, Alabama. Parisian, J.C. Penney, Sears, Castner Knott, and Rogers are the anchor tenants. The mall was originally developed in 1979 and renovated in 1989. Colonial acquired the mall in 1995.

           Gadsden Mall--Gadsden Mall is a 492,000 square foot regional mall located in Gadsden, Alabama, approximately 60 miles northeast of Birmingham, Alabama. J.C. Penney, Sears, McRae's, and Belk's are the anchor tenants. The mall was expanded in 1990 to allow Belk's to relocate and expand within the mall with its newest prototype store and to allow J.C. Penney the opportunity to move to the mall from its downtown location. In addition, the interior of the mall was totally renovated, including the addition of a food court. McRae's, an anchor tenant, exercised a one-time option in August 1994 to extend its initial lease term to July 2014 and completed a major renovation of its store at a cost of approximately $2 million.

           Briarcliffe Mall--Briarcliffe Mall is a 488,000 square foot regional mall located in Myrtle Beach, South Carolina. J.C. Penney, K-Mart, and two Belk's stores are the anchor tenants. The mall was originally developed in 1986 and acquired by Colonial in 1996.

           Village Mall--Village Mall is a 399,000 square foot regional mall located in Auburn, Alabama, which is approximately 55 miles east of Montgomery, Alabama and 45 miles northwest of Columbus, Georgia. Anchored by Gayfer's (Mercantile), Sears, and J.C. Penney, it is the only enclosed mall in east central Alabama. Originally built in 1973, the mall was expanded to its current size in 1984 with the addition of J.C. Penney and approximately 60,000 square feet of specialty shops. An extensive renovation of the interior in 1989 included the creation of a food court.

           University Park--University Park is a 399,000 square foot power center located in Orlando, Florida. The anchor tenants are Beall's, Stein Mart, Baby Superstore, Waccamaw, Albertson's, and Books-A-Million. The shopping center was constructed in two phases, with Phase I and Phase II opening in 1986 and 1989, respectively.

Office Properties

           The 10 Office Properties contain a total of approximately 1.0 million rentable square feet. Nine of the Office Properties are located in Alabama (representing 93% of the office portfolio's net rentable square feet) and one is located in Orlando, Florida. The Office Properties range in size from approximately 25,000 square feet to 227,000 square feet. Four of the Office Properties were developed by Colonial, and Colonial acquired the other six Properties at various times between 1980 and 1990. All of the Office Properties are now managed by the Company.

           The  following  table  sets  forth  certain  additional   information
relating to the Office Properties as of and for the year ended December 31, 1996.

                                                     Net
                                                   Rentable
                                      Year           Area
 Office                            Completed        Square          Percent
 Property (1)          Location       (2)            Feet           Leased
----------------------------------------------------------    -----------------

 Alabama:
 Interstate Park      Montgomery  1982-85/89        227,000         95.5%
 International Park   Birmingham  1987/89           222,000        100.0%
 Energen Plaza        Birmingham  1982              168,000         99.6%
 AmSouth Center       Huntsville  1990              157,000         93.4%
 P&S Building         Gadsden     1946/76/91         40,000        100.0%
 250 Commerce St      Montgomery  1904/81            35,000        100.0%
 Anderson Block (5)   Montgomery  1981/83            34,000         96.1%
 Land Title Bldg.     Birmingham  1975               30,000        100.0%
 Whitesburg Bldg.     Huntsville  1974               25,000        100.0%
                                             ----------------------------------
       Subtotal-Alabama (9 Properties)              938,000         97.6%
                                             ----------------------------------
 Florida:
 University Park
       Plaza          Orlando     1985               71,000         95.5%
                                             ----------------------------------
       TOTAL (10 Properties)                      1,009,000         97.4%
                                             ==================================

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                          Average
                                           Base
                                           Rent
                                           Per          Total      Percent Of
                          Total           Leased     1996 Office   Total 1996
                        Annualized        Square       Property     Property
                        Base Rent          Foot      Revenue (3)   Revenue (4)
                    ------------------------------------------------------------

 Alabama:
 Interstate Park      $   2,760,000   $    12.92    $   2,868,000     2.1%
 International Park       3,282,000        14.86        1,029,000     0.8%
 Energen Plaza            2,366,000        14.40        1,430,000     1.0%
 AmSouth Center           2,538,000        17.36        2,849,000     2.0%
 P&S Building               178,000         4.50          144,000     0.1%
 250 Commerce St            364,000        10.35          361,000     0.3%
 Anderson Block (5)         333,000        10.33          124,000     0.1%
 Land Title Bldg.           382,000        12.82          139,000     0.1%
 Whitesburg Bldg.           205,000        16.61          322,000     0.2%
                      ----------------------------------------------  -------
       Alabama           12,408,000       13.88         9,266,000     6.7%
                      ----------------------------------------------  -------
 Florida:
 University Park
       Plaza                894,000        12.83          795,000     0.6%
                      ----------------------------------------------  -------
       TOTAL           $ 13,302,000  $    13.80      $ 10,061,000     7.3%
                      ============================  ===============   =======

(1)All Office Properties are 100% owned by the Company with the exception of International Park, which consists of three buildings and is 37.5% owned by the Company for buildings 1900 and 2100 and is 25% owned by the Company for building 2000; Energen Plaza, which is 50% owned by the Company; and Anderson Block and Land Title Building, which are each 33.33% owned by the Company.
(2)Year initially completed and, where applicable, most recent year in which the Property was substantially renovated or in which an additional phase of the Property was completed.
(3)Total 1996 Office Property revenue is the Company's share (based on its percentage ownership of the property) of total Office Property revenue.
(4)Percent of Total 1996 Property Revenue represents the Office Property's proportionate share of all revenue from the 73 Properties.
(5)The Company has a leasehold interest in this Property.

     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1996, for the Office Properties (including all lease expirations for partially-owned Properties).
                                                 Annualized        Percent of
                                Net Rentable    Base Rent of      Annual Base
   Year of     Number of          Area Of         Expiring     Rent Represented
    Lease    Tenants with     Expiring Leases     Leases          by Expiring
 Expiration Expiring Leases  (Square Feet)(1)     (1)(2)           Leases (1)
--------------------------------------------------------------------------------

  1997           61              180,000     $   2,281,000             17.2%
  1998           26              225,000         3,129,000             23.5%
  1999           41              292,000         4,155,000             31.2%
  2000           15              101,000         1,400,000             10.5%
  2001           14               86,000           880,000              6.6%
  2002            3               18,000           283,000              2.1%
  2005            2               56,000         1,063,000              8.0%
  2007            1                6,000           111,000              0.9%
           =========    ================= =================   ===============
                163              964,000      $ 13,302,000            100.0%
           =========    ================= =================   ===============

(1)Excludes 45,000 square feet of space not leased as of December 31, 1996.
(2)Annualized base rent is calculated using base rents as of December 31, 1996.

           The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the Office Properties:
                         Net                          Average Base
                    Rentable Area         Total      Rent Per Leased
   Year-end         (Square Feet)    Percent Leased  Square Foot (1)

December 31, 1996    1,009,000            97.4%           $13.80
December 31, 1995    1,009,000            94.0%           $13.52
December 31, 1994    1,009,000            95.0%           $12.99
December 31, 1993    1,007,000            93.7%           $13.05
December 31, 1992    1,007,000            94.1%           $12.99

-----------------
(1)Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.

           The following is a brief description of certain of the Office Properties.

           Interstate Park--Interstate Park is a master planned suburban office park located in east Montgomery, Alabama containing a total of 227,000 rentable square feet. The Property consists of the Interstate Park Center, a four-story building completed in 1989 containing a total of 78,000 rentable square feet, and the Interstate Buildings 100 through 600, which were constructed between 1982 and 1985 and which contain a total of 149,000 rentable square feet. The Property's major tenants include affiliates of The Colonial Company, including Lowder Construction Company, Inc., Colonial Mortgage Company; Goodwyn Mills & Cawood; CACI; Webb Crumpton, and the Alabama Housing Finance Authority.

           Historical Rehabilitation Properties--Anderson Block (in which the Company has only a 33.3% interest) and 250 Commerce Street are historic buildings located in Montgomery, Alabama which have been renovated to Class A office space. The two Properties benefit from their presence on the National Historic Register and from their prime locations in Montgomery's downtown financial district. Both Properties were originally constructed as warehouses in the late 1800s/early 1900s and later underwent complete renovation in the early 1980s. The Colonial BancGroup, Inc. occupies approximately 43% of 250 Commerce Street, with the remainder leased to smaller tenants. Anderson Block leases its entire space to seven separate tenants.

           Energen Plaza--Energen Plaza is a 12-story Class A office building located in the downtown central business district of Birmingham, Alabama containing a total of 168,000 rentable square feet and in which the Company owns a 50% interest. The building was constructed in 1982 and includes a four-level parking garage with 417 parking spaces. It is the headquarters building for Energen Corp. (the parent company of Alabama Gas Corporation) and for the Company, which occupies 18,000 square feet. The remainder of the Property is leased to Gorham & Waldrep (a law firm) and to other smaller tenants.

           International Park--International Park is a 100-acre master planned office park located 15 minutes south of Birmingham in the Highway 280/Southeast suburban submarket. The Property consists of three separate office buildings (the 1900, 2000 and 2100 Buildings) which contain a total of 222,000 rentable square feet. The Company owns 37.5% of the 1900 Building, 25% of the 2000
Building and 37.5% of the 2100 Building in partnership with BE&K, an international design engineering and construction company, and other partners. The 1900 Building was constructed in 1987 and contains 65,000 rentable square feet. Its largest tenants include Hoar Construction, A.B. Shopping Centers and Innovative Healthcare. The 2000 Building was built in 1987, contains 129,000 rentable square feet and is solely occupied by BE&K. The most recently constructed building, the 2100 Building (completed in 1989), contains 28,000 rentable square feet and also is solely occupied by BE&K.

           AmSouth Center--AmSouth Center is an 11-story Class A office building located in downtown Huntsville, Alabama. Constructed in 1990, the Property contains a total of 157,000 rentable square feet and has an attached six-story parking deck with 424 parking spaces. The building is anchored by AmSouth Bank. Other major tenants include New York Life; Watson, Gammons & Fees; the Tennessee Valley Authority; and the law firms of Sirote & Permutt and Bradley, Arant, Rose & White.

Undeveloped Land

           The Company owns seven undeveloped land parcels consisting of approximately 61.0 acres (collectively, the "Land"). These parcels are adjacent to five of the Properties and are suitable for potential expansion at those Properties. The Land suitable for expansion is located adjacent to a Multifamily Property and four Retail Properties. Land adjacent to Multifamily Properties typically will be considered for potential development of another phase of an existing Multifamily Property if the Company determines that the particular market can absorb additional apartment units. The Company currently owns one such parcel. For expansions at Retail Properties, the Company owns parcels both contiguous to the boundaries of Retail Properties, which would accommodate expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions or free standing retailers. The Company owns six such parcels.
           Options to Acquire Additional Land -- In addition to the Land, the Company has options to acquire certain additional land parcels owned by the Lowder family (collectively, the "Option Parcels"). The name, location, proposed use and acreage of each Option Parcel is as follows:


Site Name                Location          Proposed Use    Acres
North Macon (Wimbleton
Forest)..................Macon, GA         Retail           87.9
Altamonte Crossing.......Altamonte         Retail            2.6
                         Springs, FL
Bellwood Commercial......Montgomery, AL    Retail            1.1
Osprey (Sarasota)........Sarasota, FL      Mixed Use        73.9
Interstate Park..........Montgomery, AL    Office           11.3
Bellwood Office..........Montgomery, AL    Office            4.9
Huntsville Research Park Huntsville, AL    Office            9.8

           Each option has a term of five years from the date of the closing of the IPO, subject to earlier termination if the Company elects not to exercise a right of first opportunity on a proposed sale of such Option Parcel by the Lowder family. The Company also has a five-year right of first opportunity with respect to each Option Parcel beginning on the expiration date of the option term (if the option is not exercised).

Property Markets

           The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 1996.

            Geographic Concentration of Properties
                                                                         Percent
                                                          Total      Of Total
                  Units        GLA           NRA     1996 Property 1996 Property
 State       (Multifamily)(1)(Retail)(2)  (Office)(3)    Revenue      Revenue
--------------------------------------------------------------------------------

Alabama           8,621     1,970,000      938,000  $   73,912,000    54.1%
Florida           3,846     2,061,000       71,000      40,787,000    29.8%
Georgia           1,150     1,127,000          -0-      18,595,000    13.6%
South Carolina      -0-       488,000          -0-       3,457,000     2.5%
                -------------------------------------------------- --------
      Total      13,617     5,646,000    1,009,000   $ 136,751,000   100.0%
                ================================================== ========

(1) Units (in this table only) refers to multifamily apartment units.
(2) GLA refers to gross leaseable area of retail space.
(3) NRA refers to net rentable area of office space.

           The Company believes that the demographic and economic trends and conditions in the markets where the Properties are located indicate a potential for continued growth in property net operating income. The Properties are located in a variety of distinct submarkets within Alabama, Georgia, South Carolina, and Florida; however, Birmingham, Alabama, Orlando, Florida, Huntsville, Alabama, Macon, Georgia, Montgomery, Alabama, Tampa, Florida, and Sarasota/Bradenton, Florida are the Company's primary markets. The Company believes that these seven markets, which are characterized by stable and increasing population and employment growth, should continue to reflect a steady demand for multifamily, retail, and office properties.

Mortgage Financing

           Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of the Company are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 1996, of approximately $506.4 million carrying a weighted average interest rate of 7.45% and a weighted average maturity of 8.5 years. The mortgage indebtedness on the Properties as of
December 31, 1996, is set forth in the table below:

                                                   Principal
                                Interest         Balance (as of
 Property (1)                     Rate             12/31/96)
--------------------------------------------------------------------

 Multifamily Properties:
       CG at Kirkman Park           7.900%     $    12,535,549
       Ashford Place                7.125%           3,420,517
       CV at Rocky Ridge            5.900%           6,000,000
                                    7.625%           1,418,333
       CG at Galleria Woods         6.875%           7,395,088
       CG at Mountain Brook         8.000%          12,261,239
       CV at Cahaba Heights         8.060%           3,772,907
       Grande View Towers           7.500%           9,952,418
       CV at Inverness              5.960% (4)       9,900,000
       Huntleigh Woods              9.500%           3,022,034
       Inverness Apartments         5.900%           4,000,000
                                    7.625%           1,741,667
       CV at Monte D'Oro            8.750%           5,314,434 (8)
       Pointe West                  7.125%           2,880,971
       Polos West                   7.450%           5,777,805
       CG at Galleria               4.150%          22,400,000
       Rime Village-Huntsville      4.150%          12,775,000
       CG at Riverchase             7.150%           9,197,454
       Ski Lodge I                  9.500%           7,899,217 (8)
       Ski Lodge II                 9.500%           9,082,891 (8)
       Ski Lodge III                5.450%          10,300,000
       Ski Lodge-Tuscaloosa         9.500%           4,827,530
       Somerset Place               5.960% (4)       4,500,000
       Somerset Wharf I             5.960% (4)       3,400,000
       Vieux Carre                  9.750%           5,158,370
       Willow Bend                  5.900%           3,330,000
                                    7.625%           1,666,667

 Retail Properties:
       Bellwood                    10.125%           2,995,931
       Island Walk                  8.800%          10,406,672
       Montgomery Promenade         9.250%          10,810,000
       Olde Town                   10.000%           1,676,561 (8)

 Office Properties:
       Interstate Park              8.500%           4,731,993
       Whitesburg Building         10.250%           1,282,470

 Other debt:
       Land Loan                    7.220%             700,000
       6 Mortgages                  8.870%          61,520,000
       Line of Credit               7.000% (10)     48,815,000 (8)
       Unsecured Senior Notes       7.500%          64,854,617
       Unsecured Senior Notes       8.050%          64,711,590
       Medium Term Notes            7.050%          50,000,000
                                               ================
 TOTAL                                          $  506,434,925
                                               ================

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                   Anticipated
                                   Annual Debt
                                     Service                          Estimated
                                     (1/1/97-        Maturity        Balance Due
  Property (1)                       12/31/97)        Date (2)       on Maturity
 ----------------------------- -------------------------------------------------

  Multifamily Properties:
        CG at Kirkman Park   $    1,133,819      03/15/98    $    12,360,767
        Ashford Place               282,876      11/01/24             10,065
        CV at Rocky Ridge           354,000      08/01/02 (3)      6,000,000
                                    188,656      08/01/02 (3)        841,667
        CG at Galleria Woods        645,716      07/15/99          7,035,235
        CG at Mountain Brook      1,134,422      01/10/00         11,742,632
        CV at Cahaba Heights        377,274      05/10/00          3,494,138
        Grande View Towers          882,571      11/15/98          9,685,749
        CV at Inverness             347,492      06/15/26 (5)      9,900,000
        Huntleigh Woods             315,823      05/01/02          2,827,436
        Inverness Apartments        236,000      07/31/02 (6)      4,000,000
                                    208,454      07/31/02 (7)      1,234,167
        CV at Monte D'Oro            78,115 (8)  12/01/99          5,309,917 (8)
        Pointe West                 245,649      05/01/22             20,354
        Polos West                  569,276      12/05/03          4,526,555
        CG at Galleria              786,240      06/15/26 (5)     22,400,000
        Rime Village-Huntsville     448,404      06/15/26 (5)     12,775,000
        CG at Riverchase            769,969      12/31/98          8,967,396
        Ski Lodge I                 124,978 (8)  06/01/99          7,893,013 (8)
        Ski Lodge II                143,705 (8)  06/01/99          9,075,757 (8)
        Ski Lodge III               656,655      03/01/15 (9)        900,000
        Ski Lodge-Tuscaloosa        504,514      05/01/02          4,516,671
        Somerset Place              157,952      06/15/26 (5)      4,500,000
        Somerset Wharf I            119,340      06/15/26 (5)      3,400,000
        Vieux Carre                 533,605      06/01/01          4,993,827
        Willow Bend                 196,472      07/31/02 (6)      3,330,000
                                    197,937      07/31/02 (7)      1,179,167

  Retail Properties:
        Bellwood                    324,826      01/01/99          2,948,518
        Island Walk               1,059,697      10/01/01          7,340,184
        Montgomery Promenade        999,924      07/01/00         10,810,000
        Olde Town                    29,359 (8)  03/01/98          1,671,772 (8)

  Office Properties:
        Interstate Park             643,440      08/01/03          2,648,144
        Whitesburg Building         160,494      09/01/01          1,109,612

  Other debt:
        Land Loan                    84,332      09/30/98            648,778
        6 Mortgages                 545,681      02/05/05         61,520,000
        Line of Credit              267,913 (8)  12/18/98 (11)    64,085,000 (8)
        Unsecured Senior Notes    4,875,000      07/15/01         65,000,000
        Unsecured Senior Notes    5,232,500      07/15/06         65,000,000
        Medium Term Notes         3,525,000      12/15/03         50,000,000
                             ===============                 ================
  TOTAL                       $  29,388,080                   $  495,701,521
                             ===============                 ================

----------------
(footnotes presented on the next page)

(1)As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2)All of the mortgages can be prepaid at any time, subject to prepayment penalties calculated typically on a yield maintenance basis, except for the mortgages encumbering Colonial Village at Rocky Ridge, Inverness Apartments, Willowbend, and Colonial Grand at Riverchase, which are closed to prepayment for varying lengths of time.
(3)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2007.
(4)Represents the maximum interest rate payable by the Company for the next year and nine months on these loans as the result of an interest rate protection agreement entered into by the Company. The loans (which are financed through tax-exempt bonds) secured by these Properties (or phases thereof) bear interest at a variable rate, determined weekly at the rate necessary to produce a bid in the process of remarketing the bonds equal to par plus accrued interest, based on comparable issues in the market. The interest rate for these debt obligations as of December 31, 1996, was 4.05% for these Properties.
(5)These loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable interest rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these five loans was 3.42% at December 31, 1996.
(6)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.
(7)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2010.
(8)The principal balances outstanding on these loans were repaid in January and February 1997 with proceeds from the January 1997 debt and equity offerings. The amounts presented for anticipated annual debt service for these loans represent the principal and interest paid during January and February 1997 (excluding the final principal balance paid). The amounts presented for estimated balance due on maturity for these loans represent the outstanding balances that were repaid in January and February 1997.
(9)The maturity date noted represents the date on which the credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loan is March 1, 2015.
(10) This loan bears interest at a variable rate, based on LIBOR plus a spread determined by certain capitalization and coverage ratios that ranges from 100 to 150 basis points.
(11) This credit facility has a term of two years beginning in December 1996 and provides for a one-year amortization in the event of non-renewal.

           In addition to the foregoing mortgage debt, the four Properties in which the Company owns partial interests (and which therefore are not consolidated in the financial statements of the Company) also are subject to existing mortgage indebtedness. The Company's pro-rata share of such indebtedness as of December 31, 1996, was $7,283,000 which carried a weighted average interest rate of 8.9%. The maturity dates of these loans range from February 28, 1997 to July 17, 2000, and as of December 31, 1996, the loans had a weighted average maturity of 1.1 years.

Item 3.    Legal Proceedings.

           Neither the Company nor the Properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Properties, other than routine litigation arising in the ordinary course of business which is expected to be covered by liability insurance.


Item 4.    Submission   of  Matters  to  a  Vote  of  Security
           Holders.

           No matters were submitted to the Company's shareholders during the fourth quarter of 1996.

                              PART II

Item 5.    Market  for  Registrant's   Common  Equity  and  Related
           Shareholder Matters.

           The following sets forth the high and low sale prices for the Common Shares for each quarter in the two-year period ended December 31, 1996, as reported by the New York Stock Exchange Composite Tape and the dividends paid by the Company with respect to each such period.

       Calendar Period                   High          Low        Distribution

         1996:
           First Quarter..........   $   26.00     $   23.00........$   .500
           Second Quarter.........   $   24.75     $   22.00........$   .500
            Third Quarter.........   $   26.25     $   23.75........$   .500
            Fourth Quarter........   $   30.375    $   25.875.......$   .500
         1995:
           First Quarter..........   $   23.25     $   22.25........$   .475
           Second Quarter.........   $   23.75     $   22.125.......$   .475
            Third Quarter.........   $   25.50     $   22.75........$   .475
            Fourth Quarter........   $   26.25     $   23.75........$   .475

           On March 10, 1997, the last reported sale price of the Common Shares on the NYSE was $28.875. On March 10, 1997, the Company had 344 shareholders of record.

Item 6.    Selected Financial Data.

           The information required by this item is hereby incorporated by reference to the material appearing in the 1996 annual report to shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Information."

Item 7.    Management's   Discussion   and  Analysis  of  Financial
           Condition and Results of Operations.

           The information required by this item is hereby incorporated by reference to the material appearing in the Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.    Financial Statements and Supplementary Data.

           The financial statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of Colonial Properties Trust appearing in the Annual Report to Shareholders.

Item 9.    Changes  in  and   Disagreements   with  Accountants  on
           Accounting and Financial Disclosure.

           None.

                             PART III

Item 10.   Trustees and Executive Officers of the Registrant.

           The information required by this item with respect to trustees and compliance with the Section 16(a) reporting requirements is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1997 (the "Proxy Statement") under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

Item 11.   Executive Compensation.

           The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation."

Item 12.   Security  Ownership  of  Certain  Beneficial  Owners and
           Management

           The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."

Item 13.   Certain Relationships and Related Transactions.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation Committee Interlocks and Insider Participation."

                              Part IV

Item 14.   Exhibits, Financial Schedules, and Reports on Form 8-K.

14(a)(1) and (2)     Financial Statements and Schedules

  Index to Financial Statements and Financial Statement Schedules

Financial Statements:

      The following financial statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of Colonial Properties Trust appearing in the Annual Report to Shareholders:

      Consolidated Balance Sheets as of December 31, 1996 and 1995

      Consolidated   Statements  of  Income  for  the  years  ended
      December 31, 1996, 1995, and 1994

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

      Notes to Consolidated Financial Statements

      Report of Independent Accountants


Financial Statement Schedules:

      Schedule III  Real Estate and Accumulated Depreciation

      Report of Independent Accountants

      All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

14(a)(3) Exhibits


          *3.1     Declaration of Trust of Company.
          *3.2     Bylaws of the Company.
         **10.1    Second Amended and Restated Agreement of
                   Limited Partnership of the Operating
                   Partnership, as amended.
          +10.2    Registration  Rights and Lock-Up  Agreement among the Company and the persons named herein.
         **10.3 ++  First Amended and Restated Employee Share
                   Option and Restricted Share Plan.
          +10.4    Non-employee Trustee Share Option Plan.
          +10.5    Non-employee Trustee Option Agreement.
          +10.6 ++  Employment Agreement between the Company and
                   Thomas H. Lowder.
          +10.7    Officers and Trustees Indemnification
                   Agreement.
          +10.8    Partnership Agreement of the Management
                   Partnership.
         **10.9    Articles of Incorporation of the Management
                   Corporation, as amended.
          +10.10   Bylaws of the Management Corporation.
         **10.11   Articles of Incorporation of CPHC, as amended.
          +10.12   Bylaws of CPHC.
          +10.13   Land Option Agreement.
         ++10.14   Credit  agreement  between the Company and SouthTrust Bank of
                   Alabama, National Association, AmSouth Bank of Alabama, Wells
                   Fargo Realty  Advisors  Funding,  Incorporated,  and National
                   Bank of Commerce of  Birmingham  dated  December 18, 1995 and related promissory notes.
          +10.16 ++ Annual Incentive Plan.
       ++++10.17   Indenture dated as of July 22, 1996, by and between  Colonial
                   Realty  Limited  Partnership  and Bankers Trust  Company,  as
                   amended
           13.1    Portions of the Annual Report to Shareholders incorporated by reference in Part II of this Form 10-K.
          +21.1    List of Subsidiaries.
           23.1    Consent of Coopers & Lybrand L.L.P.
           27      Financial Data Schedules

--------------------
* Incorporated by reference to the Annexes to the Company's Proxy Statement dated September 1, 1995.
**Incorporated  by  reference  to the same  titled  and  number  exhibit  in the
  Company's Annual Report on Form 10-K dated December 31, 1994.
+ Incorporated  by  reference  to the same  titled and  numbered  exhibit in the
  Company's Registration Statement on Form S-11, No. 33-65954.
++Management contract or compensatory plan required to be filed pursuant to Item
  14(c) of Form 10-K.
++Incorporated  by  reference  to the same  titled  and  number  exhibit  in the
  Company's Annual Report on Form 10-K dated December 31, 1995.
++++  Incorporated  by reference to (i) Exhibit D to the Form 8-K dated July 19,
  1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.

14(b)      Reports on Form 8-K

           Reports on Form 8-K filed during the last quarter of 1996: Form 8-K dated December 19, 1996, reported certain property acquisitions during 1996 under Item 5, "Other Events."

14(c)      Exhibits

           The list of Exhibits filed with this report is set forth in response to Item 14(a)(3).

14(d)      Financial Statements

           None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.


                                                Colonial Properties Trust


                                                 By:/s/ Thomas H. Lowder
                                                    --------------------
                                                      Thomas H. Lowder
                                                   Chairman of the Board,
                                                       President, and
                                                  Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated on March 28, 1997.

            Signature

      /s/ Thomas H. Lowder            Chairman of the Board, President,
----------------------------------    and Chief Executive Officer
        Thomas H. Lowder

      /s/ Douglas B. Nunnelley        Senior Vice President and Chief
----------------------------------    Financial Officer
        Douglas B. Nunnelley

      /s/ Kenneth E. Howell           Vice President, Controller, and Secretary
----------------------------------    (Chief Accounting Officer)
        Kenneth E. Howell

       /s/ Carl F. Bailey             Trustee
----------------------------------
        Carl F. Bailey

      /s/ M. Miller Gorrie            Trustee
----------------------------------
        M. Miller Gorrie

       /s/ James K. Lowder            Trustee
----------------------------------
        James K. Lowder

                                     Trustee
----------------------------------
        Herbert A. Meisler

       /s/ Claude B. Nielsen          Trustee
----------------------------------
        Claude B. Nielsen

       /s/ Harold W. Ripps            Trustee
----------------------------------
        Harold W. Ripps

       /s/ Donald T. Senterfitt       Trustee
----------------------------------
        Donald T. Senterfitt

                            SCHEDULE III
                        COLONIAL PROPERTIES TRUST
            REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                         December 31, 1996

                                                         Initial Cost to
                                                            Company
                                                                   Buildings and
  Description                         Encumbrances      Land      Improvements

 Multifamily:
 Colonial Grand at Kirkman Park       $12,535,549   $  2,220,000    $21,747,240
 Ashford Place                          3,420,517        537,600      5,839,838
 Barrington Club                              -0-        880,000      8,605,143
 Carrollwood Apartments                 6,230,000      1,464,000     10,657,840
 Colonial Village at Rocky Ridge        7,418,333        644,943      8,325,057
 Colony Park                                  -0-        409,401      4,345,599
 Colonial Grand at Galleria Woods       7,395,088      1,220,000     12,480,949
 Colonial Grand at Mountain Brook      12,261,239      1,960,000     21,181,118
 Colonial Village at Cahaba Heights     3,772,907        625,000      6,548,683
 Grande View Towers                     9,952,418      1,540,000     12,671,606
 Colonial Village at Inverness          9,900,000      1,713,668     10,352,151
 Huntleigh Woods                        3,022,034        745,600      4,908,990
 Inverness Apts                         5,741,667        735,461      7,254,539
 Inverness Lakes Apts                         -0-        641,334      8,873,906
 McGehee Place Apts                           -0-        795,627            -0-
 Colonial Village at Monte D'Oro        5,314,434      1,000,000      6,994,227
 North Ingle Villas                           -0-        497,574      4,122,426
 Patio I, II & III                            -0-        249,876      3,305,124
 Pelican Pointe                         8,245,000      1,479,352            -0-
 Plantation Gardens                           -0-      1,488,000     13,515,075
 Pointe West                            2,880,971        332,800      4,310,671
 Polos at Gainesville                  11,360,000      3,360,000     24,173,649
 Polos at Ponte Vedra                   5,760,000      1,440,000     10,038,593
 Polos West                             5,777,805      1,200,000      8,581,389
 Colonial Grand at Galleria            22,400,000      4,600,000     39,078,925
 Rime Village - Rime Reserve                  -0-        758,439      7,902,382
 Rime Village - Huntsville             12,775,000      3,680,000     31,686,621
 Riverchase II                                -0-        857,080            -0-
 Colonial Grand at Riverchase           9,197,454      2,340,000     25,248,548
 Ski Lodge I                            7,899,217      3,270,000     12,574,303
 Ski Lodge II                           9,082,891      3,220,000     13,678,104
 Ski Lodge III                         10,300,000      2,770,000     15,244,144
 Ski Lodge - Tuscaloosa                 4,827,530      1,064,000      6,636,685
 Somerset Place                         4,500,000        699,128      4,920,872
 Somerset Wharf                         3,400,000        960,984      3,511,596
 Spring Creek                                 -0-      1,184,000     13,243,975
 Stockbridge Manor                            -0-        960,000     11,975,947
 Colonial Village at Lake Mary                -0-      2,145,480            -0-
 Sunchase                                     -0-      1,121,244            -0-
 Vieux Carre                            5,158,370         32,143            -0-
 Willow Bend                            4,996,667        511,700      5,508,300
 Willowtree                                   -0-        134,000      3,986,304
 Retail:
 Bardmoor Village                             -0-      2,143,152      9,746,573
 Bear Lake Village                            -0-      2,134,440      6,551,683
 Bellwood                               2,995,932        330,000            -0-
 Briarcliffe Mall                             -0-      9,099,972     33,663,654
 Britt David                                  -0-      1,755,000      4,951,852
 Burnt Store Square                           -0-      3,750,000      8,198,677
 Country Lake Village                         -0-      3,659,040      6,783,697
 Gadsden Mall                          15,480,000        639,577            -0-
 Island Walk                           10,406,672      4,181,760     13,023,401
 Macon Mall                                   -0-      1,684,875            -0-
 McGehee Place                                -0-        197,152            -0-
 Montgomery Promenade                  10,810,000      3,788,913     11,346,754
 Northdale Court                              -0-      3,059,760      8,054,090
 Old Springville                              -0-        272,594            -0-
 Olde Town                              1,676,562        343,325            -0-
 Paddock Park                                 -0-      1,532,520      3,754,879
 River Oaks                                   -0-      3,262,800     23,636,229
 University Park Plaza                 14,445,000      6,946,785     20,104,517
 Village Mall                                 -0-        103,480            -0-
 Wekiva River Walk                            -0-      2,817,788     15,302,375
 Winter Haven Village                         -0-      1,768,586      3,928,903
 Office:
 250 Commerce Street                          -0-         25,000        200,200
 AmSouth Center                               -0-        764,961            -0-
 Interstate Park                        4,731,991      1,125,990      7,113,558
 P&S Building                                 -0-        104,089            -0-
 University Park                              -0-        396,960            -0-
 Whitesburg Building                    1,282,470      1,081,618      1,050,000
 Active Development Projects:
 Colonial Grand at Bayshore                   -0-     11,155,327            -0-
 Colonial Grand at Bayshore II                -0-      3,377,532            -0-
 Colonial Grand at Wesleyan                   -0-      7,034,301            -0-
 Colonial Village at Inverness                -0-      1,462,407            -0-
 Colonial Grand at Heathrow                   -0-     20,050,293            -0-
 Colonial Grand at Hunter's Creek             -0-     16,824,877            -0-
 Inverness Lakes                              -0-         17,733            -0-
 Macon Mall Expansion                         -0-     37,422,651            -0-
 McGehee Place Apts. I                        -0-         58,548            -0-
 Montgomery Promenade                         -0-      1,100,000            -0-
 Riverchase III                               -0-     13,368,319            -0-
 Unimproved Land:
 Macon Mall Outparcels                        -0-        663,142            -0-
 Colonial Grand at Wesleyan Land              -0-        720,000          3,882
 Village Mall                                 -0-        404,187            -0-
 McGehee Place Land                       700,000        430,151            -0-
--------------------------------------------------------------------------------

                                    $ 278,053,718   $228,548,039 $  591,445,443
--------------------------------------------------------------------------------


(INFORMATION CONTINUED FROM PREVIOUS TABLE)

       Cost                        Gross Amount at   Which
    Capitalized                  Carried at Close of Period
   Subsequent to                       Buildings and
    Acquisition          Land          Improvements       Total


   $     313,875     $  2,220,000       $22,061,115    $24,281,115
          15,465          537,600         5,855,303      6,392,903
          20,282          880,000         8,625,425      9,505,425
         517,598        1,464,000        11,175,438     12,639,438
          54,552          644,943         8,379,609      9,024,552
         135,648          409,406         4,481,243      4,890,648
           4,733        1,220,000        12,485,682     13,705,682
          38,214        1,960,000        21,219,332     23,179,332
          11,404          625,000         6,560,087      7,185,087
          82,008        1,540,000        12,753,614     14,293,614
       7,394,197        1,713,668        17,746,348     19,460,016
         324,208          745,600         5,233,198      5,978,798
         109,111          735,080         7,364,031      8,099,111
             -0-          641,334         8,873,906      9,515,240
      16,185,893          842,321        16,139,199     16,981,520
         554,158        1,000,000         7,548,385      8,548,385
         267,212          497,574         4,389,638      4,887,212
       1,888,226          366,717         5,076,509      5,443,226
      12,219,880        1,479,352        12,219,880     13,699,232
          92,851        1,489,500        13,606,426     15,095,926
          12,401          332,800         4,323,072      4,655,872
       2,447,552        3,361,850        26,619,351     29,981,201
         102,400        1,440,000        10,140,993     11,580,993
         144,379        1,200,000         8,725,768      9,925,768
         578,891        4,600,000        39,657,816     44,257,816
             -0-          758,439         7,902,382      8,660,821
      (2,241,014)       3,680,000        29,445,607     33,125,607
       8,879,587          857,080         8,879,587      9,736,667
         308,789        2,340,000        25,557,337     27,897,337
         451,675        3,270,000        13,025,978     16,295,978
         442,794        3,220,000        14,120,898     17,340,898
         248,578        2,770,000        15,492,722     18,262,722
         143,739        1,064,000         6,780,424      7,844,424
         184,687          699,128         5,105,559      5,804,687
       2,987,412          960,984         6,499,008      7,459,992
          42,571        1,184,000        13,286,546     14,470,546
          29,025          960,000        12,004,972     12,964,972
      18,757,353        3,634,094        17,268,739     20,902,833
       5,534,992        1,121,244         5,534,992      6,656,236
       4,661,083           32,143         4,661,083      4,693,226
         124,334          511,700         5,632,634      6,144,334
         234,856          134,000         4,221,160      4,355,160

           3,175        2,143,152         9,749,748     11,892,900
          19,543        2,134,440         6,571,226      8,705,666
       2,828,827          330,000         2,828,827      3,158,827
         149,589        9,099,972        33,813,243     42,913,215
             -0-        1,755,000         4,951,852      6,706,852
          25,961        3,750,000         8,224,638     11,974,638
          35,544        3,659,040         6,819,241     10,478,281
      18,438,004          639,577        18,438,004     19,077,581
             -0-        4,181,760        13,023,401     17,205,161
      30,519,154        1,684,875        30,519,154     32,204,029
       3,669,113          197,152         3,669,113      3,866,265
         983,175        4,332,432        11,786,410     16,118,842
          20,220        3,059,760         8,074,310     11,134,070
       3,321,753          277,975         3,316,372      3,594,347
       2,435,727          343,325         2,435,727      2,779,052
          18,225        1,532,520         3,773,104      5,305,624
         292,218        3,262,800        23,928,447     27,191,247
         155,080        6,946,785        20,259,597     27,206,382
      13,943,984          319,528        13,727,936     14,047,464
             -0-        2,817,788        15,302,375     18,120,163
       4,297,159        4,045,045         5,949,603      9,994,648

       2,248,010           25,000         2,448,210      2,473,210
      16,470,520          764,961        16,470,520     17,235,481
       8,014,064        1,125,988        15,127,624     16,253,612
         641,336          104,089           641,336        745,425
       4,153,866          396,960         4,153,866      4,550,826
          25,986        1,081,618         1,075,986      2,157,604

             -0-        1,062,827        10,092,500     11,155,327
             -0-          984,000         2,393,532      3,377,532
             -0-          720,000         6,314,301      7,034,301
             -0-          630,858           831,549      1,462,407
             -0-        2,201,539        17,848,754     20,050,293
             -0-        4,000,000        12,824,877     16,824,877
             -0-              -0-            17,733         17,733
             -0-        3,192,332        34,230,319     37,422,651
               1           58,549               -0-         58,549
             -0-        1,100,000               -0-      1,100,000
             -0-        1,662,913        11,705,406     13,368,319

             -0-          663,142               -0-        663,142
             -0-          720,000             3,882        723,882
             -0-          404,187               -0-        404,187
             -0-          430,151               -0-        430,151
------------------------------------------------------------------

    $197,015,833     $136,985,597    $  880,023,719 $1,017,009,315
------------------------------------------------------------------

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                   Date
                                Acquired/
    Accumulated     Date        Placed in  Depreciable
    Depreciation  Completed      Service   Lives/Years


    $  1,731,563     1991         1994       7-40 Years
         109,842     1983         1996       7-40 Years
         113,100     1996         1996       7-40 Years
       1,152,497     1966         1994       7-40 Years
         685,639     1984         1993       7-40 Years
         367,304     1975         1993       7-40 Years
         312,979     1994         1996       7-40 Years
         369,205     1987/91      1996       7-40 Years
         130,255     1992         1996       7-40 Years
       1,349,293     1990         1994       7-40 Years
       3,140,548     1986/87/90   1986/87/90 7-40 Years
         277,678     1978         1994       7-40 Years
         607,849     1983         1993       7-40 Years
         257,609     1996         1996       7-40 Years
       3,139,011     1986/95      1986/95    7-40 Years
         373,817     1977         1994       7-40 Years
         367,139     1983         1983       7-40 Years
         402,449     1966/83/84   1994/93/93 7-40 Years
       2,710,564     1992         1992       7-40 Years
       1,269,629     1991         1994       7-40 Years
          80,981     1981         1996       7-40 Years
       2,297,486     1989/93/94   1994       7-40 Years
         714,766     1988         1994       7-40 Years
         711,946     1991         1994       7-40 Years
       2,043,734     1986         1994       7-40 Years
         135,201     1996         1996       7-40 Years
       1,873,936     1987/94      1994       7-40 Years
       2,093,904     1991         1991       7-40 Years
       1,478,422     1984/91      1994       7-40 Years
         665,845     1972/73/76   1994       7-40 Years
         703,702     1979/86      1994       7-40 Years
         775,146     1984         1994       7-40 Years
         388,992     1976/92      1994       7-40 Years
         410,743     1986         1993       7-40 Years
       1,335,389     1986/87      1986/93    7-40 Years
         334,531     1992/94      1996       7-40 Years
         894,806     1993/94      1994       7-40 Years
       2,905,302     1991/95      1991/95    7-40 Years
       1,759,536     1986         1986       7-40 Years
       3,119,253     1971/74/78   1971/74/78 7-40 Years
         476,271     1984         1993       7-40 Years
       2,037,434     1983         1983       7-40 Years

          49,507     1981         1996       7-40 Years
         252,138     1990         1995       7-40 Years
         796,167     1988         1988       7-40 Years
         140,482     1986         1996       7-40 Years
         268,225     1990         1994       7-40 Years
         513,237     1990         1994       7-40 Years
         257,378     1990         1995       7-40 Years
       7,235,551     1974         1974       7-40 Years
          71,623     1993/95      1996       7-40 Years
      13,508,163     1975/88      1975/88    7-40 Years
       1,010,591     1986         1986       7-40 Years
       1,746,827     1990         1993       7-40 Years
         235,422     1988         1995       7-40 Years
       2,354,651     1982         1982       7-40 Years
         543,272     1978/90      1978/90    7-40 Years
         105,386     1988         1995       7-40 Years
         812,615     1979/89      1993       7-40 Years
       5,120,083     1986/89      1993       7-40 Years
       7,312,507     1973/84/89   1973/84/89 7-40 Years
          75,433     1990         1996       7-40 Years
         165,856     1986         1995       7-40 Years

       2,242,334     1904         1980       7-40 Years
       4,677,513     1990         1990       7-40 Years
       3,684,087     1982-85/89   1982-85/89 7-40 Years
         357,335     1946         1974       7-40 Years
       1,402,139     1985         1985       7-40 Years
         186,865     1974         1990       7-40 Years

          76,260     N/A          1985          N/A
             -0-     N/A          1985          N/A
             -0-     N/A          1996          N/A
             -0-     N/A          1985          N/A
         234,715     N/A          1994          N/A
             -0-     N/A          1996          N/A
             -0-     N/A          1994          N/A
             -0-     N/A          1987          N/A
             -0-     N/A          1987          N/A
             -0-     N/A          1993          N/A
             -0-     N/A          1985          N/A

             -0-     N/A          1987          N/A
             -0-     N/A          1996          N/A
             -0-     N/A          1981          N/A
             -0-     N/A          1981          N/A
------------------

  $  101,541,658
------------------

                                      NOTES TO SCHEDULE III
                                     COLONIAL PROPERTIES TRUST
                                        December 31, 1996


      The aggregate cost for Federal Income Tax purposes was approximately (1) $711,887,000 at December 31, 1996.

      See description of mortgage notes payable in Note 7 of Notes to (2) Consolidated Financial Statements.

      The following is a reconciliation of real estate to balances (3) reported at the beginning of the year:

                               Reconciliation of Real Estate
                                     1996             1995            1994
                                ---------------   -------------   -------------
Real estate investments:
   Balance at beginning of year  $  736,937,703  $ 640,680,718    $ 295,516,276
      Acquisitions of new property  173,276,789     67,326,328      328,593,287
      Improvements and development  107,834,251      29,121,438      17,362,104
      Disposition of property        (1,039,428)       (190,781)       (790,949)
                                    ------------   -------------   -------------
   Balance at end of year        $1,017,009,315   $ 736,937,703   $ 640,680,718
                                 ===============   =============   =============



                         Reconciliation of Accumulated Depreciation
                                       1996             1995            1994
                                 ---------------   -------------   -------------
Accumulated depreciation:
   Balance at beginning of year      $79,780,292     $61,773,344     $51,354,506
      Depreciation
                                      22,015,054      18,044,446      10,817,424
      Depreciation of disposition of
     property                          (253,688)        (37,498)       (398,586)
                                 ---------------   -------------   -------------

   Balance at end of year           $101,541,658     $79,780,292     $61,773,344
                                 ===============   =============   =============

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of Colonial Properties Trust:

Our report on the consolidated financial statements of Colonial Properties Trust has been incorporated by reference in this Form 10-K from the 1996 Annual Report to Shareholders of Colonial Properties Trust. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in Item 14 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
January 24, 1997