Form 10-Q
period 1997-03-31
COLONIAL PROPERTIES TRUST
filed 1997-05-09
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the  Quarterly  Period  Ended:  March 31,  Commission File Number: 1-12358
1997


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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___


      As of May 7, 1997, Colonial Properties Trust had 19,187,947 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST

                               INDEX TO FORM 10-Q


                                                                            Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               March 31, 1997 and December 31, 1996                        3

               Consolidated Condensed Statements of Income for the
               Three Months Ended March 31, 1997 and 1996                  4

               Consolidated Condensed Statements of Cash Flows
               for the Three Months Ended March 31, 1997 and 1996          5

               Notes to Consolidated Condensed Financial Statements        6

               Report of Independent Accountants                           8

      Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9

PART II:  OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                                 12

EXHIBIT                                                                    13

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                             --------------------

                                                March 31, 1997
                                                 (Unaudited)   December 31, 1996
                                              ----------------   ---------------
ASSETS

Land, buildings, & equipment, net             $      866,068      $     801,800
Undeveloped land and construction in progress        125,263            113,689
Cash and equivalents                                   2,284              3,342
Restricted cash                                        2,568              2,450
Accounts receivable, net                               4,839              4,792
Prepaid expenses                                       2,860              4,582
Deferred debt and lease costs, net                     6,576              6,028
Investments                                            5,584              5,692
Other assets                                           5,590              5,730
                                             ----------------    ---------------

                                              $    1,021,632      $     948,105
                                             ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                   $      534,927      $     506,435
Accounts payable                                       6,414              7,699
Accounts payable to affiliates                         9,730              9,973
Accrued interest                                       4,946              5,465
Accrued expenses                                       4,708              1,705
Tenant deposits                                        3,156              2,926
Unearned rent                                            929                924
                                             ----------------    ---------------

     Total liabilities                               564,810            535,127
                                             ----------------    ---------------

Minority interest                                    144,415            133,474
                                             ----------------    ---------------

Common  shares  of  beneficial  interest,
  $.01  par  value,  50,000,000  shares
  authorized;  19,182,743 and 17,659,696
  shares issued and outstanding at March
  31, 1997 and December 31, 1996, respectively           192                177
Additional paid-in capital                           338,531            302,304
Cumulative earnings                                   57,580             50,768
Cumulative distributions                             (83,354)           (73,387)
Deferred compensation on restricted shares              (542)              (358)
                                              ---------------    ---------------

     Total shareholders' equity                      312,407            279,504
                                             ---------------     ---------------

                                              $    1,021,632      $     948,105
                                             ===============     ===============

The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share data)
                              ---------------------


                                                      Three Months Ended
                                                            March 31,
                                                --------------------------
                                                     1997           1996
                                                --------------------------

 Revenue:
      Minimum rent                              $    33,660   $    25,742
      Percentage rent                                   322           264
      Tenant recoveries                               3,420         2,221
      Other                                           1,768         1,380
                                             ---------------- ------------

          Total revenue                              39,170        29,607
                                             ---------------- ------------

 Property operating expenses:
      General operating expenses                      2,668         2,351
      Salaries and benefits                           2,274         1,853
      Repairs and maintenance                         3,580         2,827
      Taxes, licenses, and insurance                  3,618         2,671
 General and administrative                           1,213           838
 Depreciation                                         6,669         4,748
 Amortization                                           354           547
                                             ---------------- ------------

          Total operating expenses                   20,376        15,835
                                             ---------------- ------------

          Income from operations                     18,794        13,772
                                             ---------------- ------------

 Other income (expense):
      Interest expense                               (8,488)       (5,090)
      Income from subsidiaries                           40            (2)
      Losses from sales of property                      (1)           -0-
      Minority interest in consolidated
          operating property                            (56)           -0-
                                             ---------------- ------------

          Total other expense                        (8,505)       (5,092)
                                             ---------------- ------------

          Income before extraordinary item
          and minority interest in CRLP              10,289         8,680
 Extraordinary loss from early
          extinguishment of debt                       (384)         (319)
                                             ---------------- ------------

          Income before minority
          interest in CRLP                            9,905         8,361
 Minority interest in income of CRLP                  3,092         2,773
                                             ---------------- ------------

          Net income                           $      6,813   $     5,588
                                             ================ ============

 Net income per share                          $       0.37   $      0.34
                                             ================ ============

 Weighted average common shares outstanding          18,657        16,536
                                             ================ ============

 The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                     Three Months Ended
                                                           March 31,
                                              ----------------------------------
                                                  1997                   1996
                                              ----------------   ---------------

 Cash flows from operating activities:
      Net  income                             $     6,813          $     5,588
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
          Depreciation and amortization             7,023                5,295
          (Income) loss from subsidiaries             (40)                   2
          Minority interest                         3,148                2,773
          Other                                       543                   36
      Decrease (increase) in:
          Restricted cash                            (118)                 (12)
          Accounts receivable                        (279)                 675
          Prepaid expenses                            618                  312
          Other assets                                198                 (528)
      Increase (decrease) in:
          Accounts payable                         (1,284)               1,907
          Accrued interest                           (519)                (262)
          Accrued expenses and other                 (473)               1,768
                                              ------------         ------------
              Net cash provided by operating
                activities                         15,630               17,554
                                              ------------         ------------

 Cash flows from investing activities:
      Acquisition of properties                   (19,393)                  -0-
      Development expenditures                    (31,991)             (24,710)
      Tenant improvements                            (471)                 (95)
      Capital expenditures                         (1,147)                (619)
      Distributions from subsidiaries                 269                  222
      Capital contributions to subsidiaries          (120)                  (3)
                                              -------------        ------------
              Net cash used in investing
               activities                         (52,853)             (25,205)
                                              -------------        ------------

 Cash flows from financing activities:
      Proceeds from stock issuance, net of
          expenses paid                            43,355              106,919
      Principal reductions of debt                (24,789)              (8,982)
      Proceeds from additional borrowings          50,000                   -0-
      Net change in revolving credit balances     (17,306)             (70,692)
      Dividends paid to common shareholders        (9,968)              (8,823)
      Distributions to minority partners in CRLP   (4,359)              (4,070)
      Payment of mortgage financing cost             (803)                 (34)
      Other, net                                       35                   -0-
                                                -----------        ------------
              Net cash provided by
               financing activities                36,165               14,318
                                                -----------        ------------
              Increase (decrease) in cash
               and equivalents                     (1,058)               6,667
 Cash and equivalents, beginning of period          3,342                1,588
                                                -----------       ------------
 Cash and equivalents, end of period           $    2,284          $     8,255
                                               =============   ================


 The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1 -- Basis of Presentation
      The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997, and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material.

Note 2 -- Acquisitions
      In two transactions on January 1 and January 8, 1997, the Company acquired a 73.05% interest in an office park comprised of eight one-level buildings in Birmingham, Alabama. The purchase price of $20.8 million was funded by the assumption of $8.7 million in mortgage debt, the issuance of 25,163 limited partnership units valued at $0.7 million, and an advance on the Company's unsecured line of credit. The assets and liabilities, and the results of operations, and cash flows of this property are consolidated in the Company's financial statements. The remaining 26.95% ownership in this property is reflected as "minority interest in consolidated operating property" in the Company's balance sheet and statement of income, and is included in "minority interest" on the Company's statement of cash flows.

      On March 24, 1997, the Company acquired a community shopping center in Athens, Georgia. The purchase price of $22.2 million was financed through the assumption of debt totaling $11.9 million and an advance on the Company's unsecured line of credit.

      Also on March 24, 1997, the Company acquired a community shopping center in Birmingham, Alabama. The $3.0 million purchase price of the center was financed through the issuance of 16,303 limited partnership units in Colonial Realty Limited Partnership, valued at $0.5 million, and an advance on the Company's unsecured line of credit.

      On April 1, 1997, the Company acquired a multifamily community in Birmingham, Alabama. The $20.5 million purchase price was financed through the issuance of 57,072 limited partnership units of Colonial Realty Limited Partnership, valued at $1.6 million, and an advance on the Company's unsecured line of credit.

Note 3 -- Distribution
      On April 24, 1997, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.52 per share and per unit, totaling $14.4 million. The distribution was made to shareholders and partners of record as of May 5, 1997, and will be paid on May 12, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of
Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of March 31, 1997, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                                /s/ Coopers & Lybrand L.L.P.
                                                  COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
April 18, 1997

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
      The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Company's 1996 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

Results of  Operations  -- Three Months Ended March 31, 1997 and 1996 Revenue --
      Total revenue increased by $9,563,000, or 32.3%, for the first quarter of 1997 when compared to the first quarter of 1996. Of this increase, $8,148,000 represents revenues generated by properties acquired or developed during 1996 and 1997. The $1,415,000 remainder of the increase in revenues when comparing the first quarter of 1997 to the first quarter of 1996 represents an increase in rents charged to tenants.

      Operating Expenses -- Total operating expenses increased by $4,541,000, or 28.7%, for the first quarter of 1997 when compared to the first quarter of 1996. Of this increase, $3,922,000 represents operating expenses of the properties acquired or developed during 1996 and 1997. Operating expenses also increased by $170,000 due to the resolution of prior reserves for certain state tax contingencies in the amount of $300,000 in the first quarter of 1996 and only $130,000 in the first quarter of 1997.

      Other Income and Expenses -- Interest expense increased by $3,398,000, or 66.7%, for the first quarter of 1997 when compared to the first quarter of 1996. Interest expense increased $4,873,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the Company's equity offering proceeds in January 1997. Interest expense also decreased by $693,000 due to the capitalization of $1,254,000 in interest on construction expenditures during the first quarter of 1997 compared to $561,000 capitalized during the first quarter of 1996.

Liquidity and Capital Resources
      As of March 31, 1997, the Company had one bank line of credit providing for total borrowings of $125 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 100 to LIBOR plus 150 basis points and expires in December 1998. The balance outstanding on this line at March 31, 1997, was $31,509,000.

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

Funds from Operations
      The Company generally considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the first quarter of 1997 and 1996 was computed as follows:

(in thousands)                          1997            1996
-------------------------------------------------------------
Net Income                          $  6,813        $  5,588
Adjustments:
    Minority interest in CRLP          3,092           2,773
    Real estate depreciation           6,791           4,890
    (1)
    Losses from sales of                   3             -0-
    property (1)
    Debt prepayment penalties            384             319
-------------------------------------------------------------
Funds From Operations               $ 17,083        $ 13,570
-------------------------------------------------------------

(1) Includes pro-rata share of adjustments for subsidiaries.

                            COLONIAL PROPERTIES TRUST
                          PART II -- OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibit

          15.  Letter re:  Unaudited Interim Financial Information

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                         COLONIAL PROPERTIES TRUST




Date:  May 8, 1997                       /s/ Howard B. Nelson, Jr.
                                         -------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer



Date:  May 8, 1997                       /s/ Howard B. Nelson, Jr.
                                         -------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  May 8, 1997                       /s/ Kenneth E. Howell
                                         --------------------
                                         Kenneth E. Howell
                                         Vice President, Controller,
                                         and Secretary
                                        (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                         Re:    Colonial Properties Trust
                                                (File No. 1-12358)
                                                Registrations on Form S-8
                                                Registrations on Form S-3


We are aware that our report dated April 18, 1997 on our review of interim financial information of Colonial Properties Trust for the quarters ended March 31, 1997 and 1996 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-3 related to the Shelf Registration filed on January 8, 1997, Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(k)/Profit-Sharing Plan filed on October 15, 1996, and Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                /s/ Coopers & Lybrand L.L.P.
                                                   COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
May 8, 1997