Form 10-Q
period 1997-06-30
COLONIAL PROPERTIES TRUST
filed 1997-08-14
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the  Quarterly  Period  Ended:  June  30,  Commission File Number: 1-12358
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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___


      As of August 5, 1997, Colonial Properties Trust had 20,920,221 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST

                               INDEX TO FORM 10-Q


                                      Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               June 30, 1997 and December 31, 1996                         3

               Consolidated Condensed Statements of Income for the
               Three  Months and for the Six Months  Ended June 30, 1997
               and 1996                                                    4

               Consolidated Condensed Statements of Cash Flows
               for the Six Months Ended June 30, 1997 and 1996             5

               Notes to Consolidated Condensed Financial Statements        6

               Report of Independent Accountants                           9

      Item 2.  Management's Discussion and Analysis of Financial           10
            Condition and Results of Operations

PART II:  OTHER INFORMATION


      Item 4.  Submission of Matters to a Vote of Security Holders         13

      Item 6.  Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                 15

EXHIBIT                                                                    16


                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                             --------------------



                                                  June 30, 1997
                                                   (Unaudited)              December 31, 1996
                                                 --------------------   -----------------------
ASSETS

Land, buildings, and equipment, net             $            998,548     $         801,800
Undeveloped land and construction in progress                 77,889               113,689
Cash and equivalents                                           2,933                 3,342
Restricted cash                                                2,593                 2,450
Accounts receivable, net                                       4,843                 4,792
Prepaid expenses                                               2,582                 4,582
Deferred debt and lease costs, net                             6,501                 6,028
Investments                                                    5,428                 5,692
Other assets                                                   5,806                 5,730
                                                ---------------------   -------------------

                                                $          1,107,123    $          948,105
                                                =====================   ===================


LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                     $            619,622    $          506,435
Accounts payable                                              13,894                17,672
Accrued interest                                               6,529                 5,465
Accrued expenses                                               7,893                 1,705
Tenant deposits                                                3,306                 2,926
Unearned rent                                                    956                   924
                                                ---------------------   -------------------

     Total liabilities                                       652,200               535,127
                                                ---------------------   -------------------

Minority interest                                            145,977               133,474
                                                ---------------------   -------------------

Common  shares  of  beneficial  interest,
     $.01  par  value,  50,000,000  shares
     authorized; 19,209,833 and 17,659,696
     shares issued and outstanding at June
     30, 1997 and December 31, 1996, respectively                192                   177
Additional paid-in capital                                   337,889               302,304
Cumulative earnings                                           64,722                50,768
Cumulative distributions                                     (93,332)              (73,387)
Deferred compensation on restricted shares                      (525)                 (358)
                                                ---------------------   -------------------

     Total shareholders' equity                              308,946               279,504
                                                ---------------------   -------------------

                                                 $         1,107,123    $          948,105
                                                =====================   ===================

The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                               ---------------------


                                                  Three Months Ended               Six Months Ended
                                                       June 30,                         June 30,
                                            --------------------------------    --------------------------------
                                                   1997              1996                1997           1996
                                            --------------------------------    --------------------------------

 Revenue:
      Base rent                               $     36,100    $     27,764         $     69,760   $     53,507
      Percentage rent                                  370             395                  692            659
      Tenant recoveries                              3,785           2,344                7,205          4,565
      Other                                          2,568           1,321                4,336          2,700
                                            -------------------------------     -------------------------------

          Total revenue                             42,823          31,824               81,993         61,431
                                            -------------------------------     -------------------------------

 Property operating expenses:
      General operating expenses                     2,949           2,191                5,617          4,542
      Salaries and benefits                          2,413           2,275                4,687          4,128
      Repairs and maintenance                        4,444           3,320                8,024          6,147
      Taxes, licenses, and insurance                 3,816           2,863                7,434          5,534
 General and administrative                          1,551             727                2,764          1,565
 Depreciation                                        7,385           5,254               14,054         10,002
 Amortization                                          371             443                  725            990
                                            -------------------------------     -------------------------------

          Total operating expenses                  22,929          17,073               43,305         32,908
                                            -------------------------------     -------------------------------

          Income from operations                    19,894          14,751               38,688         28,523
                                            -------------------------------     -------------------------------

 Other income (expense):
      Interest expense                              (9,374)         (5,141)             (17,862)       (10,231)
      Income (loss )from subsidiaries                  (14)            (42)                  26            (44)
      Gains (losses) from sales of property             -0-             15                   (1)            15
      Minority interest in consolidated
          operating property                           (58)            -0-                 (114)            -0-
                                            -------------------------------     -------------------------------
          Total other expense                       (9,446)         (5,168)             (17,951)       (10,260)
                                            -------------------------------     -------------------------------

 Income before extraordinary item and
          minority interest in CRLP                 10,448           9,583               20,737         18,263
 Extraordinary loss from early
     extinguishment of debt                            (97)           (159)                (481)          (478)
                                            -------------------------------     -------------------------------

 Income before minority interest in CRLP
                                                    10,351           9,424               20,256         17,785
 Minority interest in income of CRLP                 3,209           3,478                6,301          6,251
                                            -------------------------------     -------------------------------

          Net income                          $      7,142    $      5,946         $     13,955   $     11,534
                                            ===============================     ===============================

 Net income per share                         $       0.37    $       0.34         $       0.74   $       0.67
                                            ===============================     ===============================

 Weighted average common shares outstanding         19,195          17,655               18,823         17,096
                                            ===============================     ===============================

 The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                   --------------------------------------------------
                                                                            1997                       1996
                                                                   -----------------------    -----------------------

 Cash flows from operating activities:
      Net  income                                                        $         13,955           $         11,534
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                            14,779                     10,993
          (Income) loss from subsidiaries                                            (26)                         44
          Minority interest                                                         6,415                      6,251
          Other                                                                       787                          9

      Decrease (increase) in:
          Restricted cash                                                           (143)                       (89)
          Accounts receivable                                                         (3)                        755
          Prepaid expenses                                                            781                        412
          Other assets                                                              (339)                      (483)
      Increase (decrease) in:
          Accounts payable                                                        (3,778)                      2,113
          Accrued interest                                                          1,064                      (133)
          Accrued expenses and other                                                2,550                      3,921
                                                                   -----------------------    -----------------------
              Net cash provided by operating activities                            36,042                     35,327
                                                                   -----------------------    -----------------------

 Cash flows from investing activities:
      Acquisition of properties                                                  (83,412)                   (34,856)
      Development expenditures                                                   (52,467)                   (48,060)
      Tenant improvements                                                           (784)                      (326)
      Capital expenditures                                                        (4,609)                    (2,580)
      Proceeds from sales of property                                                 -0-                        15
      Distributions from subsidiaries                                                426                       532
      Capital contributions to subsidiaries                                         (136)                        (3)
                                                                   -----------------------    -----------------------
              Net cash used in investing activities                             (140,982)                   (85,278)
                                                                   -----------------------    -----------------------

 Cash flows from financing activities:
      Proceeds from stock issuance, net of expenses paid                           43,355                    106,867
      Principal reductions of debt                                               (32,397)                   (35,919)
      Proceeds from additional borrowings                                          50,000                        500
      Net change in revolving credit balances                                      72,943                      6,257
      Dividends paid to common shareholders                                      (19,945)                   (17,650)
      Distributions to minority partners in CRLP                                  (8,792)                    (8,141)
      Payment of mortgage financing cost                                          (1,021)                    (1,804)
      Other, net                                                                      388                         74
                                                                   -----------------------    -----------------------
              Net cash provided by financing activities                           104,531                     50,184
                                                                   -----------------------    -----------------------
              Increase (decrease) in cash and equivalents                           (409)                        233
 Cash and equivalents, beginning of period                                          3,342                      1,588
                                                                   -----------------------    -----------------------
 Cash and equivalents, end of period                                    $           2,933          $           1,821
                                                                   =======================    =======================

 The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

Note 1 -- Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1997. The December 31, 1996 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997, and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into account the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material to the financial statements.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be included. The Company is required to adopt these statements in fiscal year 1999. The impact of these pronouncements on the Company is currently being evaluated.

Note 2 -- Acquisitions
      On April 1, 1997, the Company acquired a multifamily community in Birmingham, Alabama. The $20.5 million purchase price was financed through the issuance of 57,072 limited partnership units of Colonial Realty Limited Partnership, valued at $1.6 million, and an advance on the Company's unsecured line of credit. The community was purchased from a partnership whose partners included a trustee of the Company.

      On May 1, 1997, the Company acquired the remaining 62.5% outside interests in two multistory office buildings in Birmingham, Alabama. The purchase of these outside interests increased the Company's ownership from a 37.5% interest to 100% ownership in the two buildings. At the same time, the Company sold its 25.0% interest in a building in the same office complex to an unaffiliated party. As a part of the acquisition of these outside interests, the Company assumed a mortgage with a balance of $2.0 million which bears interest at 8.65%. The Company received $39,000 net cash as a result of these transactions.

      On May 13, 1997, the Company acquired an enclosed mall in Birmingham, Alabama, for a purchase price of $32.5 million. The Company funded the acquisition through the exchange of two multifamily properties in Florida with a carrying value of $14.0 million and an advance on the Company's unsecured line of credit.

      On May 22, 1997, the Company acquired an office park comprised of two three-story brick and glass multi-tenant buildings in Huntsville, Alabama. The purchase price of $8.8 million was funded by an advance on the Company's unsecured line of credit.

      On June 26, 1997, the Company acquired an office park comprised of five multi-tenant buildings in Huntsville, Alabama. The purchase price of $15.0 million was funded through the exchange of an existing office property in Alabama valued at $1.8 million and an advance on the Company's unsecured line of credit.

      On July 11, 1997, the Company acquired a multifamily community in Athens, Georgia. The property was acquired for a purchase price of $12.8 million which was financed through the issuance of 27,275 limited partnership units of Colonial Realty Limited Partnership valued at $.8 million and an advance on the Company's unsecured line of credit.

      On July 14, 1997, the Company acquired a multifamily community in Pensacola, Florida. The property was acquired for a purchase price of $10.5 million which was financed through the issuance of 35,522 limited partnership units of Colonial Realty Limited Partnership valued at $1.0 million and an advance on the Company's unsecured line of credit. The community was purchased from a corporation whose shareholders include two trustees of the Company.

      On July 31, 1997, the Company merged a portion of the assets of Johnson Development Company, LLC, which included the six existing office buildings at the Mansell 400 Business Center in Atlanta, Georgia. The total transaction, which was valued at $48.5 million, was funded through the issuance of 540,235 limited partnership units in Colonial Realty Limited Partnership, valued at $15.7 million, the assumption of mortgage debt totaling $31.7 million which bears interest at a weighted average rate of 8.42%, and an advance from the Company's unsecured line of credit. As a result of this transaction, the seller, William M. Johnson, was elected as a trustee of the Company.

Note 3 -- Increase in Revolving Credit Agreement
      On July 10, 1997, the Company increased the borrowing capacity under its unsecured line of credit from $125 million to $200 million. The credit facility, which is used by the Company primarily to finance additional property investments, bears interest at a rate ranging between 100 and 150 basis points above LIBOR. The credit facility is renewable annually in July with approval of all parties involved and provides for a two-year amortization in the event of non-renewal.

Note 4 -- Public Offerings of Securities
      On July 25, 1997, the Company completed a $75 million public offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership. The securities, which mature in July 2004, bear a coupon rate of 6.96%, which equates to a spread of 75 basis points over the seven-year Treasury. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On July 30, 1997, the Company completed an offering of 1.7 million shares of the Company's common stock at $30.9375 per share. The offering's underwriter has a 30-day option to purchase an additional 255,000 common shares to cover over allotments. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $49.7 million before giving effect to the exercise of the over allotment option. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

On August 6, 1997, the Company completed a $25 million public offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership. The securities, which mature in August 2005, bear a coupon rate of 6.96%, which equates to a spread of 80 basis points over the eight-year
Treasury. The Company used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit. Subsequent to the receipt of the proceeds from this offering the outstanding balance on the Company's $200 million unsecured line of credit was approximately $39.7 million.

Note 5 -- Distribution
      On July 24, 1997, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.52 per share and per unit, respectively, totaling $15.3 million. The distribution was made to shareholders of record as of August 4, 1997, and was paid on August 11, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of
Colonial Properties Trust:

     We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of June 30, 1997, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
July 15, 1997

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

Results of  Operations  -- Three  Months Ended June 30, 1997 and 1996
     Revenue -- Total revenue increased by $10,999,000, or 34.6%, for the second quarter of 1997 when compared to the second quarter of 1996. Of this increase, $8,622,000 represents revenues generated by properties acquired or developed during 1996 and 1997. The $2,377,000 remainder of the increase primarily represents an increase in rents charged to tenants.

     Operating Expenses -- Total operating expenses increased by $5,856,000, or 34.3%, for the second quarter of 1997 when compared to the second quarter of 1996. Of this increase, $4,184,000 represents operating expenses of the properties acquired or developed during 1996 and 1997. Operating expenses also increased by $310,000 due to the resolution of prior reserves for certain state tax contingencies in the amount of $450,000 in the second quarter of 1996 and only $140,000 in the second quarter of 1997. Operating expenses also increased $200,000 due to the accrual of additional salaries in 1997 and the amortization of additional deferred compensation on restricted shares. The remainder of the increase in operating expenses is due to an overall increase in corporate overhead and personnel costs.

     Other Income and Expense -- Interest expense increased by $4,233,000, or 82.3%, for the second quarter of 1997 when compared to the second quarter of 1996. Interest expense increased $4,836,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the Company's equity offering proceeds in January 1997, and net of interest expense of properties exchanged in two of the acquisitions in 1997 (see Note 2 to the Consolidated Condensed Financial Statements). Interest expense decreased by $294,000 due to the capitalization of $1,151,000 in interest on construction expenditures during the second quarter of 1997 compared to $857,000 capitalized during the second quarter of 1996.

Results of Operations -- Six Months Ended June 30, 1997 and 1996
     Revenue -- Total revenue increased by $20,562,000, or 33.5%, for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. Of this increase, $17,732,000 represents revenues generated by properties acquired or developed during 1996 and 1997. The $2,830,000 remainder of the increase in revenues primarily represents an increase in rents charged to tenants.

     Operating Expenses -- Total operating expenses increased by $10,397,000, or 31.6%, for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. Of this increase, $8,413,000 represents operating expenses of the properties acquired or developed during 1996 and 1997. Operating expenses also increased by $480,000 due to the resolution of prior reserves for certain state tax contingencies in the amount of $750,000 in the first half of 1996 and only $270,000 in the first half of 1997. Operating expenses also increased $230,000 due to the accrual of additional salaries in 1997 and the amortization of additional deferred compensation on restricted shares. The remainder of the increase in operating expenses is due to an overall increase in corporate overhead and personnel costs.

      Other Income and Expense -- Interest expense increased by $7,631,000, or 74.6%, for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. Interest expense increased $9,496,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the Company's equity offering proceeds in January 1997, and net of interest expense of properties exchanged in two of the acquisitions in 1997 (see Note 2 to the Consolidated Condensed Financial Statements). Interest expense also decreased by $987,000 due to the capitalization of $2,406,000 in interest on construction expenditures during the first half of 1997 compared to $1,419,000 capitalized during the first half of 1996.

Liquidity and Capital Resources
     As of June 30, 1997, the Company had one bank line of credit with a balance outstanding of $121,758,000. On July 10, 1997, the Company entered into a new line of credit which provides for total borrowings of up to $200 million. The new line, which is used by the Company primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 100 to LIBOR plus 150 basis points, expires in July 1998, and replaces the line of credit that was in service at June 30, 1997. The Company used part of this increased capacity to repay $40,845,000 in mortgage indebtedness.

     On April 29, 1997, the Company, through its subsidiary Colonial Realty Limited Partnership, entered into an interest rate cap agreement that limits the interest on $50 million of indebtedness to a cap rate of 8.0% through May 2000. The Company paid approximately $213,000 for this interest rate cap, which is being amortized over the life of the agreement.

      On July 25, 1997, the Company completed a $75 million public offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership. The securities mature in July 2004 and bear a coupon rate of 6.96%. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On July 30, 1997, the Company completed an offering of 1.7 million shares of the Company's common stock at $30.9375 per share. The offering's underwriter has a 30-day option to purchase an additional 255,000 common shares to cover over allotments. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $49.7 million before giving effect to the exercise of the over allotment option. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

     On August 6, 1997, the Company completed a $25 million public offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership. The securities mature in August 2005 and bear a coupon rate of 6.96%. The Company used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit. Subsequent to the receipt and application of the proceeds from this offering the outstanding balance on the Company's $200 million unsecured line of credit was approximately $39.7 million.

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

Funds from Operations
      The Company generally considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the second quarter of 1997 and 1996 and six months ended June 30, 1997 and 1996 was computed as follows:

                              Three Months Ended    Six Months Ended
                                   June 30,             June 30,
                             --------------------- --------------------
(in thousands)                    1997       1996      1997       1996
---------------------------------------  --------- ---------  ---------
Net Income                    $  7,142   $  5,946  $ 13,955   $ 11,534

Adjustments:
    Minority interest in
    CRLP                         3,209      3,478     6,301      6,251
    Real estate
    depreciation (1)             7,478      5,402    14,269     10,292
     (Gains) losses from
     sales of
     property (1)                  -0-       (15)         3       (15)
    Debt prepayment
    penalties                       97        159       481        478
---------------------------------------  --------- ---------  ---------
Funds From Operations         $ 17,926   $ 14,970  $ 35,009   $ 28,540
---------------------------------------  --------- ---------  ---------


(1)   Includes pro-rata share of adjustments for subsidiaries.

                       COLONIAL PROPERTIES TRUST
                      PART II -- OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 24, 1997. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of trustees whose term of office as a trustee continued after the meeting:

Proposal 1 - Election of Trustees
                             Term                   Votes
                           Expires    Votes For   Withheld
                          -----------------------------------
Elected Trustees:
Carl F. Bailey               2000    15,038,287    408,467
Thomas H. Lowder             2000    15,030,487    416,267
Harold W. Ripps              2000    15,029,198    417,556

Continuing Trustees:
M. Miller Gorrie             1998
James K. Lowder              1998
Herbert A. Meisler           1998
Claude B. Nielsen            1999
Donald T. Senterfitt         1999

Proposal 2 - Ratification of Increase in the Number of Shares Authorized for Issuance Under the Non-Employee Trustee Share Option Plan

      Votes For          15,069,140
      Votes Against         326,201
      Votes Withheld         51,412
      Broker Non-Votes          -0-

Proposal 3 - Approval of Non-Employee Trustee Share Plan

      Votes For          15,175,861
      Votes Against         219,481
      Votes Withheld         51,412
      Broker Non-Votes          -0-

Proposal 4 - Ratification of Appointment of Independent Auditors

      Votes For          15,375,063
      Votes Against          42,468
      Votes Withheld         29,223
      Broker Non-Votes          -0-

Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibits

          10.14Credit  Agreement  between  CRLP and  SouthTrust  Bank,  National
               Association,   AmSouth   Bank,   Wells   Fargo   Bank,   National
               Association, Wachovia Bank, N.A., First National Bank of Commerce, N.A., and PNC Bank, Ohio, National Association, dated July 10, 1997

             15. Letter re:  Unaudited Interim Financial Information

      (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended June 30, 1997. Subsequent to quarter-end, a Form 8-K dated July 21, 1997, reported certain property acquisitions during 1997 up to July 21, 1997, under Item 5, "Other Events."

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                         COLONIAL PROPERTIES TRUST




Date:  August 14, 1997                   /s/ Howard B. Nelson, Jr.
                                         -------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  August 14, 1997                   /s/ Kenneth E. Howell
                                         ---------------------
                                         Kenneth E. Howell
                                         Vice President, Controller,
                                         and Secretary
                                        (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                              Re: Colonial Properties Trust
                                                 (File No. 1-12358)
                                                  Registrations on Form S-8
                                                  Registrations on Form S-3


We are aware that our report dated July 15, 1997 on our review of interim financial information of Colonial Properties Trust for the three-month and six-month periods ended June 30, 1997 and 1996 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-8 related to the Employee Share Option and Restricted Share Plan and the Non-Employee Trustee Share Option Plan filed on May 15, 1997, Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997, Form S-8 related to the Non-Employee Trustee Share Plan filed on May 15, 1997, Form S-3 related to the Shelf Registration filed on January 8, 1997, Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(k)/Profit-Sharing Plan filed on October 15, 1996, and Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                /s/ Coopers & Lybrand L.L.P.
                                                   COOPERS & LYBRAND L.L.P.


Birmingham, Alabama
August 14, 1997