Form 10-Q
period 1997-09-30
COLONIAL PROPERTIES TRUST
filed 1997-10-29
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the  Quarterly  Period  Ended:  September  Commission File Number: 1-12358
30,  1997


                            COLONIAL PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)



                Alabama                               59-7007599
        (State of organization)                      (IRS Employer
                                                Identification Number)

        2101 Sixth Avenue North                          35203
               Suite 750                              (Zip Code)
          Birmingham, Alabama
(Address of principal executive offices)

                                (205) 250-8700
             (Registrant's telephone number, including area code)



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___


      As of October 29, 1997, Colonial Properties Trust had 20,934,680 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q


                                                                            Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               September 30, 1997 and December 31, 1996                     3

               Consolidated Condensed Statements of Income for the
               Three Months and for the Nine Months Ended  September 30,    4
               1997 and 1996

               Consolidated Condensed Statements of Cash Flows
               for the Nine Months Ended September 30, 1997 and 1996        5

               Notes to Consolidated Condensed Financial Statements         6

               Report of Independent Accountants                            9

      Item 2.  Management's Discussion and Analysis of Financial           10
               Condition and Results of Operations

PART II:  OTHER INFORMATION


      Item 4.  Submission of Matters to a Vote of Security Holders         13

      Item 6.  Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                 14

EXHIBIT                                                                    15


                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              ____________________


                                                September 30, 1997
                                                    (Unaudited)          December 31, 1996
                                               ----------------------   --------------------
ASSETS

Land, buildings, and equipment, net                      $ 1,085,175              $ 801,800
Undeveloped land and construction in progress                 93,753                113,689
Cash and equivalents                                           3,254                  3,342
Restricted cash                                                2,831                  2,450
Accounts receivable, net                                       5,440                  4,792
Prepaid expenses                                               2,947                  4,582
Deferred debt and lease costs, net                             7,014                  6,028
Investments                                                    5,292                  5,692
Other assets                                                   5,420                  5,730
                                               ----------------------   --------------------

                                                         $ 1,211,126              $ 948,105
                                               ======================   ====================


LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                $ 666,617              $ 506,435
Accounts payable                                               5,432                 17,672
Accrued interest                                               6,422                  5,465
Accrued expenses                                              11,312                  1,705
Tenant deposits                                                3,739                  2,926
Unearned rent                                                  1,467                    924
                                               ----------------------   --------------------

    Total liabilities                                        694,989                535,127
                                               ----------------------   --------------------

Minority interest                                            156,942                133,474
                                               ----------------------   --------------------

Common shares of beneficial interest,
  $.01 par value, 50,000,000 shares
  authorized; 20,934,059 and 17,659,696
  shares issued and outstanding at
  September 30, 1997 and
  December 31, 1996, respectively                                209                    177
Additional paid-in capital                                   393,264                302,304
Cumulative earnings                                           70,397                 50,768
Cumulative distributions                                    (104,211)               (73,387)
Deferred compensation on restricted shares                      (464)                  (358)
                                               ----------------------   --------------------

    Total shareholders' equity                               359,195                279,504
                                               ----------------------   --------------------

                                                         $ 1,211,126              $ 948,105
                                               ======================   ====================

The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              _____________________


                                                                   Three Months Ended                   Nine Months Ended
                                                                     September 30,                          September 30,
                                                       ------------------------------------   ------------------------------------
                                                              1997              1996                 1997              1996
                                                       ------------------------------------   ------------------------------------
 Revenue:
     Base rent                                                 $ 40,150           $ 30,015           $ 109,910           $ 83,522
     Percentage rent                                                214                310                 906                969
     Tenant recoveries                                            4,386              2,907              11,592              7,472
     Other                                                        2,729              1,600               7,064              4,300
                                                       -----------------  -----------------   -----------------   ----------------

        Total revenue                                            47,479             34,832             129,472             96,263
                                                       -----------------  -----------------   -----------------   ----------------

 Property operating expenses:
     General operating expenses                                   3,393              2,558               9,010              7,100
     Salaries and benefits                                        2,781              2,321               7,468              6,449
     Repairs and maintenance                                      5,180              3,630              13,204              9,777
     Taxes, licenses, and insurance                               4,055              2,840              11,489              8,374
 General and administrative                                       1,508              1,033               4,272              2,598
 Depreciation                                                     8,372              5,790              22,426             15,792
 Amortization                                                       162                251                 888              1,241
                                                       -----------------  -----------------   -----------------   ----------------

        Total operating expenses                                 25,451             18,423              68,757             51,331
                                                       -----------------  -----------------   -----------------   ----------------

        Income from operations                                   22,028             16,409              60,715             44,932
                                                       -----------------  -----------------   -----------------   ----------------

 Other income (expense):
     Interest expense                                           (10,934)            (6,383)            (28,796)           (16,614)
     Income from equity investments                                 104                200                 130                156
     Gains (losses) from sales of property                           -0-                -0-                 (1)                15
     Minority interest in consolidated operating property           (64)                -0-               (179)                -0-
                                                       -----------------  -----------------   -----------------   ----------------

        Total other expense                                     (10,894)            (6,183)            (28,846)           (16,443)
                                                       -----------------  -----------------   -----------------   ----------------

        Income before extraordinary item and
        minority interest in CRLP                                11,134             10,226              31,869             28,489
 Extraordinary loss from early extinguishment of debt            (2,927)               (10)             (3,408)              (488)
                                                       -----------------  -----------------   -----------------   ----------------

        Income before minority interest in CRLP                   8,207             10,216              28,461             28,001
 Minority interest in income of CRLP                              2,531              3,302               8,832              9,553
                                                       -----------------  -----------------   -----------------   ----------------

        Net income                                              $ 5,676            $ 6,914            $ 19,629           $ 18,448
                                                       =================  =================   =================   ================

 Net income per share                                            $ 0.28             $ 0.39              $ 1.01             $ 1.07
                                                       =================  =================   =================   ================

 Weighted average common shares outstanding                      20,372             17,657              19,414             17,284
                                                       =================  =================   =================   ================

 The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               ___________________

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                             ------------------------------------
                                                                                  1997                1996
                                                                             ----------------   -----------------
 Cash flows from operating activities:
     Net  income                                                                    $ 19,629            $ 18,448
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                                 23,314              17,033
        Income from subsidiaries                                                        (130)               (156)
        Minority interest                                                              9,011               9,553
        Other                                                                          3,807                   4
     Decrease (increase) in:
        Restricted cash                                                                 (381)               (394)
        Accounts receivable                                                             (692)               (404)
        Prepaid expenses                                                               1,039              (1,454)
        Other assets                                                                      69              (1,222)
     Increase (decrease) in:
        Accounts payable                                                             (12,240)                135
        Accrued interest                                                                 957               8,508
        Accrued expenses and other                                                     5,519                  82
                                                                             ----------------   -----------------
           Net cash provided by operating activities                                  49,902              50,133
                                                                             ----------------   -----------------

 Cash flows from investing activities:
     Acquisition of properties                                                      (113,400)            (90,054)
     Development expenditures                                                        (68,450)            (68,015)
     Tenant improvements                                                              (1,289)               (556)
     Capital expenditures                                                             (8,052)             (4,490)
     Proceeds from sales of property                                                      -0-                  6
     Distributions from subsidiaries                                                     670                 784
     Capital contributions to subsidiaries                                              (141)                (14)
                                                                             ----------------   -----------------
           Net cash used in investing activities                                    (190,662)           (162,339)
                                                                             ----------------   -----------------

 Cash flows from financing activities:
     Proceeds from stock issuance, net of expenses paid                               93,003             106,860
     Principal reductions of debt                                                   (101,589)            (37,561)
     Proceeds from additional borrowings                                             175,246             130,040
     Net change in revolving credit balances                                          21,211             (44,994)
     Dividends paid to common shareholders                                           (30,824)            (26,478)
     Distributions to minority partners in CRLP                                      (13,272)            (12,332)
     Payment of mortgage financing cost                                               (1,334)             (2,588)
     Other, net                                                                       (1,769)                101
                                                                             ----------------   -----------------
           Net cash provided by financing activities                                 140,672             113,048
                                                                             ----------------   -----------------
           Increase (decrease) in cash and equivalents                                   (88)                842
 Cash and equivalents, beginning of period                                             3,342               1,588
                                                                             ----------------   -----------------
 Cash and equivalents, end of period                                                 $ 3,254             $ 2,430
                                                                             ================   =================

 The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1 -- Basis of Presentation
      The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31, 1997, and June 30, 1997. The December 31, 1996 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997, and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into account the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material to the financial statements.

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be included. The Company is required to adopt these statements in fiscal year 1998. The impact of these pronouncements on the Company is currently being evaluated.

Note 2 -- Acquisitions
      On July 11, 1997, the Company acquired a multifamily community in Athens, Georgia. The property was acquired for a purchase price of $12.9 million which was financed through the issuance of 27,275 limited partnership units of Colonial Realty Limited Partnership valued at $.8 million and an advance on the Company's unsecured line of credit. The community was purchased from a corporation whose shareholders include two trustees of the Company.

      On July 14, 1997, the Company acquired a multifamily community in Pensacola, Florida. The property was acquired for a purchase price of $10.6 million which was financed through the issuance of 35,522 limited partnership units of Colonial Realty Limited Partnership valued at $1.0 million and an advance on the Company's unsecured line of credit.

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

      On August 29, 1997, the Company acquired a multifamily community in Jackson, Mississippi. The property was acquired for a purchase price of $17.9 million which was financed through the assumption of mortgage debt totaling $11.0 million which bears interest at a weighted average rate of 8.09%, and an advance on the Company's unsecured line of credit.

      On October 14, 1997, the Company acquired a community shopping center in Jacksonville, Florida. The property was acquired for a purchase price of $14.4 million which was financed through the issuance of 74,709 limited partnership units in Colonial Realty Limited Partnership, valued at $2.1 million, and an advance on the Company's unsecured line of credit. The acquisition agreement provides for additional purchase price, approximately $.7 million, to be paid to the seller through the issuance of additional limited partnership units in Colonial Realty Limited Partnership if certain lease-up conditions are satisfied.

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

Note 4 -- Public Offerings of Securities
      On July 25, 1997, the Company completed a $75 million public offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership. The securities, which mature in July 2004, bear a coupon rate of 6.96%, which equated to a spread of 75 basis points over the seven-year Treasury. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On July 30, 1997, the Company completed an offering of 1.7 million shares of the Company's common stock at $30.9375 per share. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $49.7 million. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On August 6, 1997, the Company completed a $25 million public offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership. The securities, which mature in August 2005, bear a coupon rate of 6.96%, which equated to a spread of 80 basis points over the eight-year
Treasury. The Company used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit.

      On September 26, 1997, the Company completed a $25 million public offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership. The securities, which mature in September 2005, bear a coupon rate of 6.98%, which equated to a spread of 85 basis points over the eight-year Treasury. The Company used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit. Subsequent to the receipt and application of the proceeds from this offering the outstanding balance on the Company's $200 million unsecured line of credit was approximately $65.4 million.

Note 5 -- Distribution
      On October 23, 1997, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.52 per share and per unit, respectively, totaling $15.5 million. The distribution will be made to shareholders of record as of November 3, 1997, and will be paid on November 10, 1997.

Note 6 -- Subsequent Event
     On October 23, 1997, the Company's shareholders approved amendments to the Company's Declaration of Trust increasing the number of authorized shares to 75,000,000, consisting of 65,000,000 common shares and 10,000,000 preferred shares.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of
Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of September 30, 1997, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
October 20, 1997

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

Results of Operations -- Three Months Ended  September 30, 1997 and 1996
     Revenue -- Total revenue increased by $12,647,000, or 36.6%, for the third quarter of 1997 when compared to the third quarter of 1996. Of this increase, $11,021,000 represents revenues generated by properties acquired or developed during 1996 and 1997. The $1,626,000 remainder of the increase primarily represents an increase in rents charged to tenants.

      Operating Expenses -- Total operating expenses increased by $7,028,000, or 38.1%, for the third quarter of 1997 when compared to the third quarter of 1996. Of this increase, $5,439,000 represents operating expenses of the properties acquired or developed during 1996 and 1997. Operating expenses also increased $232,000 due to the accrual of additional salaries in 1997 and the amortization of additional deferred compensation on restricted shares. The remainder of the increase in operating expenses is due to an overall increase in corporate overhead and personnel costs.

     Other Income and Expense -- Interest expense increased by $4,551,000, or 71.3%, for the third quarter of 1997 when compared to the third quarter of 1996. Interest expense increased $4,467,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the Company's equity offering proceeds in January and July 1997, and net of interest expense of two properties exchanged in two of the acquisitions in 1997 in which the purchasers assumed the existing mortgages on those properties. Interest expense decreased by $295,000 due to the capitalization of $1,466,000 in interest on construction expenditures during the third quarter of 1997 compared to $1,171,000 capitalized during the third quarter of 1996.

Results of Operations  -- Nine Months Ended  September 30, 1997 and 1996
     Revenue -- Total revenue increased by $33,209,000, or 34.5%, for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. Of this increase, $28,028,000 represents revenues generated by properties acquired or developed during 1996 and 1997. The $5,181,000 remainder of the increase in revenues when comparing the first nine months of 1997 to the first nine months of 1996 primarily represents an increase in rents charged to tenants.

      Operating Expenses -- Total operating expenses increased by $17,426,000, or 33.9%, for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. Of this increase, $13,672,000 represents operating expenses of the properties acquired or developed during 1996 and 1997. Operating expenses also increased by $480,000 due to the resolution of prior reserves for certain state tax contingencies in the amount of $750,000 in the first nine months of 1996 and only $270,000 in the first nine months of 1997. Operating expenses also increased $238,000 due to the accrual of additional salaries in 1997 and the recognition of additional deferred compensation on restricted shares. The remainder of the increase in operating expenses is due to an overall increase in corporate overhead and personnel costs.

     Other Income and Expense -- Interest expense increased by $12,182,000, or 73.3%, for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. Interest expense increased $9,496,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the Company's equity offering proceeds in January and July 1997, and net of interest expense of two properties exchanged in two of the acquisitions in 1997 in which the purchasers assumed the existing mortgages on those properties. Interest expense decreased by $987,000 due to the capitalization of $2,406,000 in interest on construction expenditures during the first half of 1997 compared to $1,419,000 capitalized during the first half of 1996.

Liquidity and Capital Resources
      As of September 30, 1997, the Company had one bank line of credit with a balance outstanding of $70,026,000. The line of credit provides for total borrowings of up to $200 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 100 to LIBOR plus 150 basis points and expires in July 1998.

      On July 25, 1997, the Company completed a $75 million public offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership. The securities mature in July 2004 and bear a coupon rate of 6.96%. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On July 30, 1997, the Company completed an offering of 1.7 million shares of the Company's common stock at $30.9375 per share. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $49.7 million. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On August 6, 1997, the Company completed a $25 million public offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership. The securities mature in August 2005 and bear a coupon rate of 6.96%. The Company used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit.

      On September 26, 1997, the Company completed a $25 million public offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership. The securities mature in September 2005 and bear a coupon rate of 6.98%. The Company used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit. Subsequent to the receipt and application of the proceeds from this offering the outstanding balance on the Company's $200 million unsecured line of credit was approximately $65.4 million.

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

Funds from Operations
      The Company generally considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the third quarter of 1997 and 1996 and nine months ended September 30, 1997 and 1996 was computed as follows:

                              Three Months Ended    Nine Months Ended
                                September 30,         September 30,
                             --------------------- --------------------
(in thousands)                    1997       1996      1997       1996
---------------------------------------  --------- ---------  ---------
Net Income                    $  5,676   $  6,914  $ 19,629   $ 18,448
Adjustments:
    Minority interest in CRLP    2,531      3,302     8,832      9,553
    Real estate
    depreciation (1)             8,451      5,937    22,720     16,229
     (Gains) losses from
     sales of
     property (1)                  -0-        (1)         4       (16)
    Debt prepayment
    penalties                    2,927          9     3,408        487
---------------------------------------  --------- ---------  ---------
Funds From Operations         $ 19,585   $ 16,161  $ 54,593   $ 44,701
---------------------------------------  --------- ---------  ---------


(1) Includes pro-rata share of adjustments for subsidiaries.

                        COLONIAL PROPERTIES TRUST
                      PART II -- OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibits

             15.  Letter re:  Unaudited Interim Financial Information


      (b)  Reports on Form 8-K

          The following reports on Form 8-K have been filed during the quarter ended September 30, 1997: Form 8-K dated July 21, 1997, reported certain property acquisitions during 1997 up to July 21, 1997, under
          Item 5, "Other Events."

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                         COLONIAL PROPERTIES TRUST




Date:  October 29, 1997                  /s/ Howard B. Nelson, Jr.
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  October 29, 1997                  /s/ Kenneth E. Howell
                                         Kenneth E. Howell
                                         Vice President, Controller,
                                         and Assistant Secretary
                                         (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                           Re:  Colonial Properties Trust
                                               (File No. 1-12358)
                                                Registrations on Form S-8
                                                Registrations on Form S-3


We are aware that our report dated October 20, 1997 on our review of interim financial information of Colonial Properties Trust for the three-month and nine-month periods ended September 30, 1997 and 1996 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-8 related to the Employee Share Option and Restricted Share Plan and the Non-Employee Trustee Share Option Plan filed on May 15, 1997, Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997, Form S-8 related to the Non-Employee Trustee Share Plan filed on May 15, 1997, Form S-3 related to the Shelf Registration filed on January 8, 1997, Form S-3 related to the Shelf Registration filed on October 23, 1997, Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(k)/Profit-Sharing Plan filed on October 15, 1996, and Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                 /s/ Coopers & Lybrand L.L.P.
                                                   COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
October 28, 1997