Form 10-K
period 1997-12-31
COLONIAL PROPERTIES TRUST
filed 1998-03-20
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997 OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to__________________


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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the 20,930,921 Common Shares held by non-affiliates of the Registrant was approximately $618,770,352 based on the closing price on the New York Stock Exchange for such Common Shares on March 9, 1998.

      Number of the Registrant's Common Shares of Beneficial Interest outstanding as of March 9, 1998: 21,613,174.

      Documents Incorporated by Reference

      Portions of the annual report to shareholders for the year ended December 31, 1997, are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders meeting to be held in 1998 are incorporated by reference into Part III.

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

     This annual report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to anticipated timetables for acquisitions, developments and expansions, expected economic growth in geographic markets where CRLP owns or expects to own properties, and plans for continuing CRLP's diversified strategy. These statements involve risks and uncertainties that may cause actual results to be materially different from those anticipated. Prospective investors should specifically consider, in connection with these forward-looking statements, the various factors identified herein and in CRLP's filings with the SEC which could cause actual results to differ, including downturns in local or national economies, competitive factors, the availability of suitable properties for acquisition at favorable prices, and other risks inherent in the real estate business.

     The Company is one of the largest owners, developers and operators of multifamily, retail and office properties in the Sunbelt region of the United States. It is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 93 properties as of December 31, 1997, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. The Company is a self-administered equity real estate investment trust (a "REIT") that, as of December 31, 1997, owns 43 multifamily apartment communities containing a total of 13,759 apartment units (the "Multifamily Properties"), 37 retail properties containing a total of approximately 10.6 million square feet of retail space (the "Retail Properties"), 13 office properties containing a total of approximately 1.9 million square feet of office space (the "Office Properties"), and certain parcels of land adjacent to or near five of these properties (the "Land"). (The Multifamily Properties, the Retail Properties, the Office Properties and the Land are referred to collectively as the "Properties"). As of December 31, 1997, the Multifamily Properties that had achieved stabilized occupancy, the Retail Properties, and the Office Properties were 93.8%, 93.3% and 95.5% leased, respectively.

     The Company, through Colonial Properties Holding Company, Inc., a wholly owned subsidiary ("CPHC"), is the sole general partner of, and holds approximately 68% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). (The Company intends to dissolve CPHC during the first half of 1998 and thereby become the direct general partner of the Operating Partnership.) The Operating Partnership owns all of the Properties (or interests therein). The Company conducts all of its business through CPHC, the Operating Partnership, and Colonial Properties
Services Limited Partnership (the "Management Partnership"), which provides management services for the Properties, and Colonial Properties Services, Inc. (the "Management Corporation"), which provides management services for properties owned by third parties.

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

      On September 29, 1993, (i) the Company consummated an initial public offering (the "IPO") of 8,480,000 of its common shares of beneficial interest, $.01 par value per share ("Common Shares"), (ii) the Operating Partnership assumed ownership of 36 Properties (or interests therein) held by Thomas H. Lowder, James K. Lowder, Robert E. Lowder, and their mother, Catherine Lowder (the "Lowder family"), and third-party partners of the Lowder family, and the operating businesses of Colonial, (iii) the Company transferred the net proceeds from the IPO through CPHC to the Operating Partnership, in exchange for 8,480,000 units of limited partnership interest in the Operating Partnership ("OP Units"), (iv) the Operating Partnership repaid approximately $150.2 million of indebtedness and prepayment penalties associated therewith secured by certain of the Properties, and (v) the Operating Partnership established a $35.0 million line of credit with SouthTrust Bank, which has since been increased to $200.0 million, to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions"). On October 28, 1993, the underwriters of the IPO exercised an over-allotment option to purchase an additional 686,200 shares.

      The Company owns substantially all of the economic interests in the Management Corporation, but in order to permit the Company to qualify as a REIT, voting control of the Management Corporation is held by the Lowder family.


Recent Developments

      Since the IPO, the Company has significantly expanded its portfolio of Properties and its operating businesses. Acquisitions by the Company of new properties represent a total investment of over $1.0 billion. The Company has also completed the expansion of six multifamily properties since the IPO, adding a total of 1,088 units to its multifamily portfolio. The Company currently has 11 active expansion and development projects in progress for Multifamily Properties (including additional phases of six existing Multifamily Properties). The Company has also disposed of six Multifamily Properties representing 2,464 apartment units and one Office Property representing 25,000 square feet of office space.

      The following is a summary of the Company's acquisition, disposition, and development activity in 1997.

Acquisition and Disposition Activity

      The Company acquired nine retail shopping centers, including one in Alabama, two in Georgia, one in Florida, three in North Carolina, one in Virginia and one in Tennessee containing approximately 1.1 million leasable square feet for a total purchase price of $70.0 million. The Company also acquired seven regional malls, including one in Alabama, three in Georgia, two in North Carolina and one in Virginia containing approximately 3.2 million leasable square feet for a total purchase price of $180.6 million.

     The Company acquired five Multifamily Properties, including one in Alabama, one in Florida, one in Georgia, one in Mississippi and one in South Carolina containing 1,434 units for a total purchase price of $82.7 million. In connection with a regional mall acquisition in Alabama, the Company disposed of, in an exchange transaction, two multifamily properties located in Florida containing 368 apartment units and having a net book value of $14.0 million. In connection with the acquisitions of three malls in Georgia, the Company sold to a third party four multifamily properties in Alabama containing a total of 2,096 apartment units for a total sale price of $54.8 million, which resulted in a net gain of $2.6 million. The purchaser of the multifamily properties paid the sale price by assuming an existing mortgage of $10 million and paying the remainder in cash.

     The Company also acquired four Office Properties, including three in Alabama and one in Georgia containing 1.0 million square feet of office space for a total purchase price of $97.1 million. In connection with an office acquisition in Alabama, the Company disposed of, in an exchange transaction, a 25,000 square foot office building located in Alabama having a net book value of $2.0 million.

      The acquisition agreements for three of the properties acquired in 1997 provide for the Company to make additional payments to the sellers if certain lease-up conditions are satisfied. The Company expects to make additional payments to the sellers of approximately $8.3 million in 1998 pursuant to these provisions.

      Also in 1997, the Company purchased a 62.5% interest that it did already own in two multi-tenant office buildings at an office park in Birmingham. The purchase of these outside interests made the Company the sole owner of the two buildings, which total 93,000 square feet. At the same time, the Company sold its 25 percent interest in a 129,000 square foot building in the same office complex. The Company also purchased a 50% interest in a 168,000 square foot office building in Birmingham, increasing the Company's ownership to 100%.

Development Activity

      During 1997 the Company constructed 1,172 new apartment units in seven multifamily communities (two of which were completed during the year) and acquired land on which it intends to develop additional multifamily communities during 1998. The aggregate cost of this multifamily development activity was $50.5 million. As of December 31, 1997, the Company had 1,170 apartment units in eleven multifamily communities under development and expansion. Management anticipates that four of the multifamily projects will be completed during the first half of 1998 and four others will be completed during the second half of the year. The remaining multifamily projects are expected to be completed during the first half of 1999. Management expects to invest approximately $64.2 million over these periods to complete these projects.

      During 1997 the Company also completed its 422,000 square foot expansion of its regional mall in Macon, Georgia and completed a 239,000 square foot expansion of a community shopping center in Montgomery, Alabama. The aggregate cost of this retail development activity was $28.6 million.

      The table below provides an overview of the Company's acquisition and development activity during 1997:


                                 Summary of 1997
                           Acquisition and Development
                                    Activity

                                                                                                              Cost or
   Completion or                                                                    Type of   Units (M)     Anticipated
    Anticipated           Name of                                                  Property   GLA (R/O)      Cost (in
  Completion Date       Property (1)                        Location                  (2)       (3)        Thousands) (4)
-----------------   ---------------------------------   ---------------------   ----------- ---------    ----------------

Acquisitions:
    1st Qtr 97 ..   Riverchase Center                        Birmingham, AL            O     306,000      $  24,200
    1st Qtr 97 ..   Heatherbrooke Center                     Birmingham, AL            R      28,000          3,000
    1st Qtr 97 ..   Beechwood Shopping Center                Athens, GA                R     336,000         22,200
    2nd Qtr 97 ..   CV at Trussville                         Birmingham, AL            M         376         20,500
    2nd Qtr 97 ..   Brookwood Village                        Birmingham, AL            R     694,000         32,500
    2nd Qtr 97 ..   Lakeside Office Park                     Huntsville, AL            O     121,000          8,800
    2nd Qtr 97 ..   Progress Center                          Huntsville, AL            O     225,000         15,600
    3rd Qtr 97 ..   CV at Timothy Woods                      Athens, GA                M         204         12,800
    3rd Qtr 97 ..   CV at Oakleigh                           Pensacola, FL             M         176         10,500
    3rd Qtr 97 ..   Mansell Office Park                      Atlanta, GA               O     352,000         48,500
    3rd Qtr 97 ..   CG at Natchez Trace                      Jackson, MS               M         328         17,600
    4th Qtr 97 ..   Lakewood Plaza                           Jacksonville, FL          R     195,000         14,400
    4th Qtr 97 ..   CV at Caledon Wood                       Greenville, SC            M         350         21,300
    4th Qtr 97 ..   Georgia Malls Portfolio (3 Properties)   Brunswick, Gainesville,   R   1,428,200         97,000
                                                               and Valdosta, GA
    4th Qtr 97 ..   Retail Portfolio (8 Properties)          NC/VA/TN                  R   1,490,500         78,500
    4th Qtr 97 ..   Village at Roswell Summit                Atlanta, GA               R      25,000          3,000
Developments:
    1st Qtr 97 ..   CG at Heathrow                           Orlando, FL               M         312         20,500
    1st Qtr 97 ..   CG at Bayshore                           Bradenton, FL             M         212         11,600
    4th Qtr 97 ..   CV at River Hills (expansion)            Tampa, FL                 M         276         14,900
    4th Qtr 97 ..   CV at Inverness (expansion)              Birmingham, AL            M          84          6,700
    4th Qtr 97 ..   CG at Bayshore II (expansion)            Bradenton, FL             M         164          9,300
    4th Qtr 97 ..   CG at Wesleyan                           Macon, GA                 M         240         13,500
    2nd Qtr 98 ..   CG at Hunter's Creek                     Orlando, FL               M         496         33,300
    3rd Qtr 98 ..   CG at Inverness Lakes (expansion)        Mobile, AL                M         132          8,000
    4th Qtr 98 ..   CG at Wesleyan II (expansion)            Macon, GA                 M          88          6,200
    4th Qtr 98 ..   CG at Edgewater (expansion)              Huntsville, AL            M         192         11,500
    1st Qtr 99 ..   CV at Citrus Park                        Tampa, FL                 M         176         12,300
    1st Qtr 99 ..   CG at Cypress Crossing                   Orlando, FL               M         250         20,000
    2nd Qtr 99 ..   CG at Lakewood Ranch                     Sarasota, FL              M         288         20,300
    1st Qtr 97 ..   Macon Mall (expansion)                   Macon, GA                 R     422,000         52,000
    4th Qtr 97 ..   Montgomery Promenade (expansion)         Montgomery, AL            R     239,000          7,000
                                                                                                          ---------
                                                                                                 Total    $ 677,500
                                                                                                          =========


(1)In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV has been used as an abbreviation for Colonial Village.
(2)M refers to Multifamily Properties, R refers to Retail Properties, and O refers to Office Properties.
(3)Units (in this table only) refers to multifamily apartment units and GLA refers to gross leasable area of retail and office space.
(4)         Amounts in thousands.
(5)Includes 249,000 square feet of GLA and 173,000 square feet of space owned by an anchor.
(6)Includes 109,000 square feet of GLA and 130,000 square feet of space owned by an anchor.

Multifamily Property Acquisitions

      Colonial Village at Trussville--On April 1, 1997, the Company acquired Colonial Village at Trussville, a 376-unit multifamily community in Birmingham, Alabama. The $20.5 million purchase price was financed through the issuance of 57,072 OP Units, valued at $1.6 million, and an advance on the Company's unsecured line of credit. Colonial Village at Trussville was constructed in 1996 and 1997. The development consists of 20 two- and three-story buildings and a separate clubhouse on approximately 28 acres of land. Amenities include two swimming pools and a wading pool, a car care center, a fitness center, tennis courts, a playground, and leasable garages. The community was in lease-up at December 31, 1997. Colonial Village at Trussville was purchased from a partnership whose partners included a trustee of the Company.

      Colonial Village at Timothy Woods--On July 11, 1997, the Company acquired Colonial Village at Timothy Woods, a 204-unit multifamily community in Athens, Georgia. The purchase price of $12.8 million was financed through the issuance of 27,275 OP Units, valued at $800,000, and an advance on the Company's unsecured line of credit. The community was developed in 1996 and was 89% leased at December 31, 1997. Amenities include a swimming pool, a fitness center, car wash, garages, and two tennis courts. Colonial Village at Timothy Woods was purchased from a corporation whose shareholders included two trustees of the Company.

      Colonial Village at Oakleigh--On July 14, 1997, the Company acquired Colonial Village at Oakleigh, a 176-unit multifamily community in Pensacola, Florida. The purchase price of $10.5 million was financed through the issuance of 35,522 OP Units, valued at $1.0 million, and an advance on the Company's unsecured line of credit. The community was developed in 1997 and was 95% leased at December 31, 1997. Amenities include a swimming pool, a fitness center, car wash, garages and covered parking, and alarm systems.

      Colonial Grand at Natchez Trace--On August 29, 1997, the Company acquired Colonial Grand at Natchez Trace, a 328-unit multifamily community in Jackson, Mississippi. The community was constructed in three phases between 1995 and 1997, and was 99% leased at December 31, 1997. The purchase price of $17.6 million was financed through the assumption of two mortgages totaling $11.0 million with a weighted average interest rate of 8.09%, and an advance on the Company's unsecured line of credit. Amenities include a swimming pool, a clubhouse with an exercise room, and three lighted tennis courts.

      Colonial Village at Caledon Wood--On October 31, 1997, the Company acquired Colonial Village at Caledon Wood, a 350-unit multifamily community in Greenville, South Carolina. The 25-acre community was developed in 1995 and 1996, and was 86% leased at December 31, 1997. The purchase price of $21.3 million was financed through an advance on the Company's unsecured line of credit. Amenities include two swimming pools, two clubhouses with recreation rooms, a fitness center, and lighted tennis courts.

      The Company intends to continue to pursue acquisitions in the Sunbelt region of the United States that meet the Company's acquisition criteria for property quality, market strength, and investment return.

Completed Multifamily Expansion and Development Activity

      Colonial Grand at Heathrow--The Company completed construction on a 312-unit development located in Heathrow (Orlando), Florida. The Company acquired the land (30 acres) in December 1994 at a cost of $2.2 million. The development is located adjacent to Heathrow International Business Center and Heathrow Country Club. The apartment community offers a variety of amenities, including a clubhouse with conference and computer rooms, an exercise center, tennis and basketball courts, a swimming pool, and laundry facilities. Project development costs, including land acquisition costs, totaled $20.5 million and were funded through advances on the Company's line of credit. The Company completed construction in the first quarter of 1997 and completed lease-up during the third quarter of 1997.

      Colonial Grand at Bayshore--The Company completed construction on a 212-unit development located in Bradenton, Florida. The community offers a variety of amenities, including a clubhouse, an exercise center, a swimming pool overlooking a five-acre lake, tennis and basketball courts, a children's playground, tenant garages, and storage units. Project costs, including land acquisition costs, totaled $11.6 million and were funded through advances on the Company's line of credit. The Company completed construction in the second quarter of 1997 and completed lease-up during the third quarter of 1997.

Continuing Multifamily Expansion and Development Activity

      Colonial Village at River Hills--The Company completed construction on a 276-unit expansion of Colonial Village at River Hills located in Tampa, Florida. The community amenities include a clubhouse, a swimming pool, an exercise center, an air-conditioned racquetball court, tennis courts, and laundry facilities. Project development costs, including land acquisition costs, totaled $14.9 million and were funded through advances on the Company's line of credit. The Company completed construction in the fourth quarter of 1997 and expects to complete lease-up during the second quarter of 1998.

      Colonial Village at Inverness--The Company completed construction on an 84-unit expansion of Colonial Village at Inverness located in Birmingham, Alabama. Project development costs, including land acquisition costs, totaled $6.7 million and were funded through advances on the Company's line of credit. The Company completed construction in the fourth quarter of 1997 and expects to complete lease-up in the first quarter of 1998.

      Colonial Grand at Bayshore II--The Company completed construction on a 164-unit expansion to this development located in Bradenton, Florida. The Company acquired the land (12.5 acres) at a cost of $1.0 million pursuant to an option acquired at the time the Company purchased the land for the existing Colonial Grand at Bayshore development in November 1995. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $9.3 million and were funded through advances on the Company's line of credit. The Company completed construction in the fourth quarter of 1997 and expects to complete lease-up during the second quarter of 1998.

      Colonial Grand at Wesleyan--The Company completed construction on a 240-unit development located in Macon, Georgia. The Company acquired the land (49.8 acres) at a cost of $1.4 million, which was determined pursuant to an option acquired at the time of the Company's IPO in September 1993. The new community offers a variety of amenities, including a clubhouse, an exercise center, a swimming pool, tennis courts, and storage units for rent. Project development costs, including land acquisition costs, totaled $13.5 million and were funded through advances on the Company's line of credit. The Company completed construction in the fourth quarter of 1997 and expects to complete lease-up during the second quarter of 1998.

      Colonial Grand at Hunter's Creek--The Company continued construction on a 496-unit development located in Orlando, Florida. The Company acquired the land (36 acres) at a cost of $4.0 million. The new apartment community will offer a variety of amenities, including a swimming pool and spa, an exercise room, enclosed garages, tennis courts, and a car wash. Project development costs, including land acquisition costs, are expected to total $33.3 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 1998 and to complete lease-up during the first quarter of 1999.

New Multifamily Expansion and Development Activity

      Colonial Grand at Inverness Lakes II--The Company began construction on a 132-unit expansion of Colonial Grand at Inverness Lakes located in Mobile, Alabama during the third quarter of 1997. Project development costs, including land acquisition costs, are expected to total $8.0 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the third quarter of 1998 and to complete lease-up during the third quarter of 1999.

      Colonial Grand at Edgewater II--The Company began construction on a 192-unit expansion of Colonial Grand at Edgewater in Huntsville, Alabama during the third quarter of 1997. Project development costs, including land acquisition costs, are expected to total $11.5 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the fourth quarter of 1998 and to complete lease-up during the third quarter of 1999.

      Colonial Grand at Wesleyan II--The Company began construction on an 88-unit expansion of Colonial Grand at Wesleyan located in Macon, Georgia during the third quarter of 1997. Project development costs, including land acquisition costs, are expected to total $6.2 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the fourth quarter of 1998 and to complete lease-up during the fourth quarter of 1998.

      Colonial Village at Citrus Park--The Company began construction on a 176-unit development located in Tampa, Florida during the fourth quarter of 1997. The new apartment community will offer a variety of amenities, including a swimming pool, fitness center, resident business center, garages, covered parking and a gated entry. Project development costs, including land acquisition costs, are expected to total $12.3 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 1999 and to complete lease-up during the second quarter of 1999.

      Colonial Grand at Lakewood Ranch--The Company began construction on a 288-unit development located in Sarasota, Florida during the fourth quarter of 1997. The new apartments will feature numerous luxuries that include crown molding, tiled floors, chair railings, intrusion alarms, fireplaces and screened patios on all first floor units. Amenities will include a swimming pool, fitness center, tennis courts and a gated entry. Project development costs, including land acquisition costs, are expected to total $20.3 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 1999 and to complete lease-up during the second quarter of 2000.

      Colonial Grand at Cypress Crossing-- The Company began construction on a 250-unit development located in Orlando, Florida during the fourth quarter of 1997. The new apartment community will offer a variety of amenities, including a swimming pool, fitness center, resident business center, garages, covered parking and a gated entry. Project development costs, including land acquisition costs, are expected to total $20.0 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 1999 and to complete lease-up during the fourth quarter of 1999.

Retail Property Acquisitions

      Beechwood Shopping Center--On March 24, 1997, the Company acquired Beechwood Shopping Center, a 336,000 square foot community shopping center in Athens, Georgia. The purchase price of $22.2 million was financed through the assumption of debt totaling $11.9 million and an advance on the Company's unsecured line of credit. The center includes a 34,000 square foot Harris-Teeter, a 29,000 square foot Rhodes Furniture, a 10,000 square foot CVS/Pharmacy, and 39,000 square feet occupied by the U.S. Post Office. The center, which was built in 1963 and renovated in 1992, was 98% leased at December 31, 1997.

      Heatherbrooke Center--Also on March 24, 1997, the Company acquired Heatherbrooke Center, a 28,000 square foot community shopping center in Birmingham, Alabama. The $3.0 million purchase price of the center was financed through the issuance of 16,303 OP Units, valued at $0.5 million, and an advance on the Company's unsecured line of credit. AMI-Brookwood Medical Center occupies 18,000 square feet in the center. Heatherbrooke Center was built in 1984 and was 100% leased at December 31, 1997.

      Brookwood  Village--On  May  13,  1997,  the  Company  acquired  Brookwood
Village, a 694,000 square foot regional mall and convenience center in Birmingham, Alabama, for a purchase price of $32.5 million. The mall includes a 232,000 square foot Rich's and a 106,000 square foot McRae's. The mall was constructed in 1973, renovated in 1991 and was 86% leased at December 31, 1997. The Company funded the acquisition through the exchange of two multifamily properties in Florida and an advance on the Company's unsecured line of credit.

      Lakewood Plaza--On October 14, 1997, the Company acquired Lakewood Plaza, a 195,000 square foot community shopping center located in southwest Jacksonville, Florida, for a purchase price of $14.4 million. The center includes a 48,000 square foot Winn Dixie and a 10,000 square foot Beall's Department Store. The center was refurbished in 1995 and was 89% leased at December 31, 1997. The purchase price was funded through the issuance of 74,709 OP Units, valued at $2.1 million, and an advance on the Company's unsecured line of credit. The acquisition agreement provides for the Company to make an additional payment to the seller if certain lease-up conditions are satisfied. The Company expects to make an additional payment of approximately $400,000 during 1998 pursuant to this provision.

      Georgia Malls Portfolio--On November 4, 1997, the Company acquired three enclosed shopping malls in Georgia (including Glynn Place Mall in Brunswick, Georgia, Lakeshore Mall in Gainesville, Georgia, and Valdosta Mall in Valdosta, Georgia) for an aggregate purchase price of $97.0 million. The portfolio contains a total of 1.4 million square feet of gross leasable area. In connection with the acquisition, which was structured as a tax-deferred, like-kind exchange, the Company agreed to sell to a third party four multifamily properties for an aggregate sales price of $54.8 million, which the third-party purchaser paid by assuming an existing mortgage of $10.0 million and paying $44.8 million in cash. The Company used the cash portion of the sales price, together with an advance on the Company's line of credit in the approximate amount of $52.2 million, to pay the purchase price of the three malls. The three properties have anchor tenants including Sears, Belk, JC Penney, and Kmart, and collectively were 91% leased at December 31, 1997.

      Retail Portfolio--On December 5, 1997, and January 20, 1998, the Company completed the acquisition of eight retail properties consisting of three enclosed malls located in Staunton, Virginia and Burlington and Mount Airy, North Carolina and five community shopping centers located in Abingdon, Virginia, Greensboro, Locust, and Yadkinville, North Carolina and Chattanooga, Tennessee. The portfolio contains a total of 1.5 million square feet of gross leasable area and was acquired for a total purchase price of $78.5 million. The purchase price was funded through the issuance of 661,517 OP Units, valued at $19.5 million, the assumption of $5.7 million of debt , and an advance on the Company's unsecured line of credit. The eight properties collectively were 97% leased at December 31, 1997. The acquisition agreement for the mall in Staunton, Virginia provides for the Company to make an additional payment to the seller if certain lease-up conditions are satisfied. The Company expects to make an additional payment of $1.8 million pursuant to this provision.

     Village at Roswell Summit--On December 31, 1997, the Company acquired through merger the Village at Roswell Summit, a 25,000 square foot community shopping center in Atlanta, Georgia, for a purchase price of $3.0 million. The purchase price was funded through the assumption of $1.7 million of debt with an interest rate of 8.93%, and an advance on the Company's unsecured line of credit. The center was 90% leased at December 31, 1997. Village at Roswell Summit was purchased from a partnership whose partners included a trustee of the Company.

Retail Expansion Activity

      Macon Mall--During the first quarter of 1997, the Company completed its 422,000 square foot expansion of Macon Mall, a super regional mall located in Macon, Georgia. The mall expansion includes new anchor tenants Parisian, Inc. and Dillard Department Stores, Inc. together with 50 specialty shops, which have joined existing department stores including Macy's Primary Real Estate, Inc., Belk-Matthews Company of Macon, Georgia, a Georgia Corporation, Sears, Roebuck and Company and J.C. Penney Company, Inc. Macon Mall now contains approximately 1,439,000 square feet of retail shopping space. The project expansion costs totaled $52 million and were funded through advances on the Company's line of credit. The Company expects to complete lease-up of this expansion during the first quarter of 1998.

      Montgomery Promenade--During the fourth quarter of 1997, the Company completed the 239,000 square foot expansion of Montgomery Promenade, a power center containing approximately 209,000 square feet located in Montgomery, Alabama. The expansion, which is known as Montgomery Promenade North, increases the shopping center to 448,000 square feet of leasable area and includes a 130,000 square foot tenant-owned Home Depot. Montgomery Promenade is anchored by Winn Dixie Market Place, Stein Mart, Michael's Arts & Crafts, Goody's, Books-A-Million, and K & B Drugs. Project expansion costs totaled $8.1 million and were funded through advances on the Company's line of credit. The Company expects to complete lease-up during the first quarter of 1998.

Office Property Acquisitions

      Riverchase Center--In two transactions on January 1 and January 8, 1997, the Company acquired Riverchase Center 2100 and a 73.05% interest in Riverchase Center 2200/2300. Riverchase Center is an office park comprised of eight one-level buildings in Birmingham, Alabama. Major tenants include AT & T, BellSouth, and Hewlett Packard. The purchase price of $20.8 million was funded by the assumption of $8.7 million in mortgage debt, the issuance of 25,163 OP Units, valued at $700,000, and an advance on the Company's unsecured line of credit. Effective November 1, 1997, the Company purchased the remaining 26.95% interest in the property by issuing 114,798 OP Units. Riverchase Center was built between 1984 and 1988 and was 87% leased at December 31, 1997.

      Lakeside Office Park--On May 22, 1997, the Company acquired Lakeside Office Park, an office park comprised of two three-story brick and glass multi-tenant buildings in Huntsville, Alabama totaling 121,000 square feet of leasable area. Major tenants include Lockheed Martin, Accugraph, and IBM. The purchase price of $8.8 million was funded by an advance on the Company's unsecured line of credit. Lakeside Office Park was built during 1989 and 1990 and was 96% leased at December 31, 1997.

      Progress Center--On June 26, 1997, the Company acquired Progress Center, an office park comprised of five one-story multi-tenant buildings in Huntsville, Alabama totaling 225,000 square feet of leasable area. Major tenants include McDonnell Douglas, ADTRAN, Nichols Research Corporation, IKON, and Telos Engineering. The purchase price of $15.6 million was funded through the exchange of the Company's 25,000 square foot Whitesburg office building, which was also in Huntsville, and by an advance on the Company's unsecured line of credit. Progress Center was built in phases from 1983 to 1991 and was 96% leased at December 31, 1997.

      Mansell Office Park--On July 31, 1997, the Company acquired through merger Mansell Office Park in Atlanta, Georgia, comprised of six buildings totaling 352,000 square feet, for a purchase price of $48.5 million. Major tenants include Compdent, Electronic Data Services (EDS), Motorola, NationsBank, and Xerox. The purchase price was funded by the assumption of $31.7 million in mortgage debt, the issuance of 540,235 OP Units, valued at $15.7 million, and an advance on the Company's unsecured line of credit. Mansell Office Park was built between 1987 and 1996 and was 100% leased at December 31, 1997. As a result of this transaction, the seller, William M. Johnson, was elected as a trustee of the Company. In connection with its acquisition of this property, the Company also agreed to acquire an additional office property consisting of 163,000 square feet of net rentable area and an additional retail property containing 21,000 square feet of gross leasable area. The purchase price of the additional properties, which are located in or near the Mansell Office Park, is expected to be approximately $24.3 million (subject to increase if certain lease-up conditions are satisfied), which will be paid through the issuance of OP Units, the assumption of debt and an advance on the Company's unsecured line of credit. The Company expects to acquire the additional properties by the end of the second quarter of 1998.

Financing Activity

      The Company funded a large portion of its acquisitions and developments through the issuance of common shares, preferred shares, and debt securities. During 1997, the Company completed the following equity and debt transactions:

                      Common Share Offerings
                                        (in thousands)
                                   -------------------------
            Number of    Price      Gross   Offering  Net
   Date     Common       Per                Costs    Proceeds
             Shares       Share    Proceeds
-----------------------  --------  -------- -------  -------
January     1,500,000  $ 29.8750 $  44,812  $ 1,457 $ 43,355
July        1,700,000  $ 30.9375 $  52,594  $ 2,945 $ 49,649
December      165,632  $ 30.1875 $   5,000  $   330 $  4,670

                     Preferred Share Offering
                                        (in thousands)
                                   -------------------------
            Number of     Price
   Date     Preferred      Per       Gross  Offering   Net
             Shares       Share    Proceeds   Costs  Proceeds
-----------------------  --------  -------- -------  -------
November    5,000,000  $ 25.0000 $ 125,000  $ 4,451 $ 120,549

                          Debt Offerings
                                                                     Gross
                     Type of                                        Proceeds
      Date             Note            Maturity       Rate       (in thousands)
----------------- ---------------  --------------------------   ----------------
January           Medium-term      January, 2003     7.16%   $            50,000
July              Medium-term      July, 2004        6.96%   $            75,000
August            Medium-term      August, 2005      6.96%   $            25,000
September         Medium-term      September, 2005   6.98%   $            25,000


On July 10, 1997, the Company increased the borrowing capacity under its unsecured line of credit from $125 million to $200 million. The credit facility, which is used by the Company primarily to finance additional property investments, bears interest at a rate ranging between 100 and 150 basis points above LIBOR and is renewable annually. As of December 31, 1997, the balance outstanding on the Company's line of credit was $117.1 million, bearing interest at a rate of 110 basis points above LIBOR.


Business Strategy

      The general business strategy of the Company is to generate stable and increasing cash flow and portfolio value for its shareholders. The Company (and its predecessor) has implemented this strategy principally by (i) realizing growth in income from its existing portfolio of properties, (ii) developing, expanding, and selectively acquiring additional multifamily, retail, and office properties in growth markets located in the Sunbelt region of the United States, where the Company has first-hand knowledge of growth patterns and local economic conditions, (iii) managing its own properties, which has enabled it to better control operating expenses and establish long-term relationships with its retail and office tenants, (iv) maintaining its third-party property management business, which has increased cash flow and established additional relationships with tenants, and (v) employing a comprehensive capital maintenance program to maintain properties in first-class condition. The Company's business strategy and the implementation of that strategy are determined by the Company's board of trustees and may be changed from time to time.

Financing Strategy

      The Company intends to maintain a ratio of long-term debt to total market capitalization (i.e., the total debt divided by the market value of issued and outstanding Common Shares and Units plus total debt) in the range of 30% to 45%. The Company's total market capitalization as of December 31, 1997, was $1.8 billion, and its ratio of debt to total market capitalization was 39.8%. At December 31, 1997, the Company's total debt included fixed-rate debt of $531.3 million, or 75.7% of total debt, and floating-rate debt of $170.7 million, or 24.3% of total debt. The Company has obtained interest rate protection for $67.8 million of the floating-rate debt.

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


Operational Structure

      Multifamily Division--The multifamily division of the Company is responsible for all aspects of the Company's multifamily operations, including day-to-day management and leasing of the 43 Multifamily Properties, as well as development and acquisition of additional multifamily properties. The multifamily division also is responsible for the provision of third-party management services for apartment communities in which the Company does not have an ownership interest. The multifamily division has regional offices in Birmingham, Mobile and Montgomery, Alabama, Orlando and Tampa, Florida, and Stockbridge, Georgia.

      Retail Division--The Company's retail division is responsible for all aspects of the Company's retail operations, including the provision of management and leasing services for the 37 Retail Properties, as well as the development and acquisition of additional retail properties. The retail division also is responsible for the provision of third-party management services for retail properties in which the Company does not have an ownership interest and for brokerage services in other retail property transactions. The retail division has regional offices in Birmingham, Alabama, Orlando, Florida, Macon, Georgia and Burlington, North Carolina.

      Office Division--The Company's office division is responsible for all aspects of the Company's commercial office operations, including the provision of management and leasing services for the 13 Office Properties, as well as the development and acquisition of additional office properties. The office division also is responsible for the provision of third-party management services for office properties in which the Company does not have an ownership interest and for brokerage services in other office property transactions. The office division has a regional office in Atlanta, Georgia.

Employees

      The Company employs approximately 800 persons, including on-site property employees who provide services for the Properties that the Company owns and/or manages.


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

                        Executive Officers of the Company

       The following is a biographical  summary of the executive officers of the
Company:

      Thomas H. Lowder, 48, has been President and Chief Executive Officer of the Company and CPHC, a trustee of the Company, and a director of CPHC since 1993. Mr. Lowder became President of Colonial Properties Inc., the Company's predecessor, in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing, and sale of multifamily, retail, and office properties for Colonial. Mr. Lowder is a member and past president of the Alabama Chapter of the Commercial Investment Real Estate Institute. Mr. Lowder is a former state Chairman of the Young Presidents' Organization and a member of the Birmingham Area Board of Realtors, the National Association of Industrial Office Parks, the International Council of Shopping Centers, and the National Association of Real Estate Investment Trusts. He serves on the board of directors for, among other companies, the Children's Hospital of Alabama, American Red Cross-Birmingham Area Chapter, and the United Way of Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science Degree.

      Howard B. Nelson, Jr., 50, has been Chief Financial Officer of the Company and CPHC, with general responsibility for financing matters since May 1997. Mr. Nelson was Senior Vice President and Chief Operating Officer of the Company and CPHC, with responsibility for the day-to-day management of the Company, from September 1993 to May 1997. He joined Colonial in 1984 as a vice president and became Senior Vice President-Finance in 1987. Mr. Nelson has served as treasurer, vice president, president, and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks as well as vice president and board member of the Building Owners and Managers Association of Metropolitan Birmingham. He also serves on the Board of Directors of the Children's Harbor Family Center and the College of Business Advisory Council of Auburn University. He holds a Bachelor of Science Degree from Auburn University.

      Paul F. Earle, 40, has been Executive Vice-President-Multifamily Division of CPHC, with responsibility for management of all multifamily properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1991 and has served as Vice President-Acquisitions, as well as Senior Vice President--Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment
Association. He also serves on the Board of Directors of Big Brother/Big Sisters. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc., and Senior Vice President of Balcor Property Management, Inc.

      John N. Hughey, 38, has been Executive Vice President-Retail Division of CPHC, with responsibility for all retail properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1982 and assumed responsibility for an increasing number of shopping centers until being named to Senior Vice President-Retail Division of Colonial in 1991. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

      Charles A. McGehee, 52, has been Executive Vice President-Land Acquisitions, Brokerage and Dispositions of CPHC, with responsibility for the Company's acquisitions and dispositions and the sales brokerage departments, since May 1997. Mr. McGehee was Senior Vice President--Multifamily Acquisitions/Development from September 1993 to May 1997 and Senior Vice President--Office Division from January 1990 to September 1993. He joined Colonial in 1976 as vice president of retail leasing and was responsible for leasing all retail space owned and/or managed by Colonial. Mr. McGehee has served as president and a board member of the National Association of Industrial and Office Parks as well as a member of the board of directors of the Birmingham Area Board of Realtors. He holds a Bachelor of Science Degree from Auburn University.

      C. Reynolds Thompson, III, 35, has been Executive Vice President--Office Division of CPHC, with responsibility for management of all office properties owned and/or managed by the Company, since May 1997. Mr. Thompson joined Colonial in February 1997 as Senior Vice President--Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. Mr. Thompson's ten year real estate background includes acquisitions, development, leasing, and management of office properties in the south. He is an active member of the National Association of Industrial and Office Parks and holds a Bachelor of Science degree from Washington and Lee University.

      Douglas B. Nunnelley, 55, has been Senior Vice President and Secretary of the Company and CPHC, with general responsibility for regulatory, accounting, management information systems, and insurance matters, since May 1997. He joined Colonial in 1993 as Senior Vice President and Chief Financial Officer. From 1979 until 1993, Mr. Nunnelley served as Executive Vice President, Comptroller, and Chief Accounting Officer of the AmSouth Bancorporation, and as Senior Vice President and Comptroller of the First National Bank of Birmingham. He serves on the Board of Directors of Eastern Health Systems, Inc. Mr. Nunnelley holds a Bachelor of Science Degree in accounting from the University of Alabama and is a graduate of the Stonier Graduate School of Banking at Rutgers University and is a Certified Public Accountant.

      Kenneth E. Howell, 48, has been Vice President, Controller and Chief Accounting Officer of the Company and CPHC, with general responsibility for the supervision of accounting, management information systems, and payroll and benefits for all of the properties owned and/or managed by the Company, since 1981. He joined Colonial in 1981 and holds a Bachelor of Science Degree in business administration from Auburn University.

Item 2.    Properties.


General

      The Company  acquired  36  properties  in  connection  with the  Formation
Transactions, and acquired or developed 19 additional properties and an additional phase of an existing property in 1994, six additional properties in 1995, 11 additional properties in 1996, and 25 additional properties in 1997. Since the Company's initial public offering ("IPO"), the Company has developed four additional Multifamily Properties and has disposed of eight properties, all through tax-deferred, like-kind exchanges. The 93 Properties owned by the Company at December 31, 1997, consisted of 43 Multifamily Properties, 37 Retail Properties, and 13 Office Properties, as described in more detail below.

                             Summary of Properties

                                        Total 1997   Percent of      Percentage
                             Units/      Property    Total 1997     Occupancy at
 Type of        Number of     GLA/      Revenue (2)   Property     Dec. 31, 1997
 Property      Properties    NRA (1)  (in thousands) Revenue (2)         (3)
------------  -----------  --------  --------------  ------------   ------------

Multifamily       43        13,759   $    95,503         51.8%          93.8%
Retail ....       37    10,558,000        71,179         38.6%          93.3%
Office ....       13     1,859,000        17,761          9.6%          95.5%
                                     -----------        -----
    Total .       93                 $   184,443        100.0%
                                     ===========        =====

(1) Units (in this table only) refers to multifamily apartment units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 1997.
(2) Includes the Company's proportionate share of revenue from those Office Properties accounted for under the equity method, and the Company's share of the properties disposed of in 1997.
(3) Excludes 1,972 units of expansion phases of five Multifamily Properties that had not achieved stabilized occupancy as of December 31, 1997.


Multifamily Properties

      The 43 Multifamily Properties owned by the Company at December 31, 1997, contain a total of 13,759 garden-style apartments and range in size from 104 to 1,080 apartment units. Fourteen of the Multifamily Properties were acquired by the Company in connection with the Formation Transactions, 13 Properties and one additional phase of an existing Property were acquired during 1994, seven Properties were acquired during 1996 and five Properties were acquired during 1997. Also, since its IPO the Company has developed four additional Multifamily Properties. Twenty Multifamily Properties (containing a total of 6,985 apartment units) are located in Alabama, 13 Multifamily Properties (containing a total of 4,502 apartment units) are located in Florida, eight Multifamily Properties (containing a total of 1,594 apartments units) are located in Georgia, one Multifamily Property (containing a total of 328 apartment units) is located in Mississippi, and one Multifamily Property (containing a total of 350 apartment units) is located in South Carolina. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the Multifamily Properties are managed by the Company.

      The following table sets forth certain additional information relating to the Multifamily Properties as of and for the year ended December 31, 1997.

                             Multifamily Properties

                                                                                             Average Total Multifamily Percent of
                                               Year       Number     Approximate              Rental    Property       Total 1997
 Multifamily                                Completed       of      Rentable Area  Percent     Rate    Revenue for      Property
 Property (1)                Location          (2)        Units (3) (Square Feet) Occupied   Per Unit    1997          Revenue (4)
-----------------------   ---------------   ----------- ----------  ------------  --------   --------  ---------    -------------

Alabama:
CV at Ashford Place ......   Mobile               1983      168        139,000      95.8%  $  488    $ 1,007,257         0.5%
CV at Rocky Ridge ........   Birmingham           1984      226        259,000      92.0%     598      1,491,752         0.8%
Colony Park ..............   Mobile               1975      201        130,000      92.5%     387        879,268         0.5%
CG at Galleria Woods .....   Birmingham           1994      244        261,000      92.6%     656      1,710,598         0.9%
CG at Mountain Brook .....   Birmingham        1987/91      392        393,000      89.5%     679      2,679,375         1.5%
CV at Trussville .........   Birmingham        1996/97      376        410,000      (7)       674      1,424,920         0.8%
CV at Cahaba Heights .....   Birmingham           1992      125        131,000      92.0%     701        923,694         0.5%
CG at Edgewater ..........   Huntsville           1990      308        323,000      98.4%     571      2,153,980         1.2%
CV at Inverness ..........   Birmingham     1986/87/90      586        395,000      90.8%     540      2,955,040         1.6%
CV at Huntleigh Woods ....   Mobile               1978      233        199,000      99.6%     433      1,250,658         0.7%
CG/CV at Inverness
     Lakes  Mobile ......                      1983/96      366        362,000      96.8%     572      2,837,271         1.5%
CV at McGehee Place ......   Montgomery        1986/95      468        404,000      92.5%     539      2,526,700         1.4%
CV at Monte D'Oro ........   Birmingham           1977      200        296,000      97.5%     650      1,531,823         0.8%
Patio ....................   Auburn         1966/83/84      240        179,000      95.8%     411      1,118,992         0.6%
CV at Hillcrest ..........   Mobile               1981      104        114,000     100.0%     590        740,351         0.4%
CG at Galleria ...........   Birmingham        1986/96    1,080      1,195,000      92.3%     614      6,095,519         3.3%
CG at Research Park ......   Huntsville        1987/94      736        809,000      97.0%     555      5,282,727         2.9%
CG at Riverchase .........   Birmingham        1984/91      468        746,000      94.2%     746      3,888,784         2.1%
Ski Lodge Tuscaloosa .....   Tuscaloosa        1976/92      304        273,000      94.1%     406      1,402,641         0.8%
CV at Hillwood ...........   Montgomery           1984      160        151,000      95.6%     550        959,472         0.5%
    Other ................                                                                             9,773,474         5.3%
                                                       --------    -----------     -----    -------    -----------      ----
    Subtotal - Alabama (20 Properties) ...                6,985      7,169,000      94.1%     582     52,634,296        28.6%
                                                       --------    -----------     -----    -------    -----------      ----
Florida:
CG at Kirkman ...............Orlando              1991      370        337,000      92.2%     759      3,361,931         1.8%
CG at Carrollwood ...........Tampa                1966      244        286,000      96.3%     803      2,224,130         1.2%
CG at Bayshore ..............Bradenton            1997      332        369,000      (7)       722      1,364,051         0.7%
CG at Heathrow ..............Orlando              1997      312        370,000      95.5%     817      2,984,876         1.6%
CG at Hunter's Creek ........Orlando              1997      496        624,000      (7)       833      1,968,151         1.1%
CG at Palma Sola ............Bradenton            1992      340        292,000      91.2%     689      2,341,892         1.3%
CG at Palm Aire .............Sarasota             1991      248        252,000      99.2%     785      2,219,046         1.2%
CG at Gainesville ...........Gainesville    1989/93/94      560        489,000      93.6%     720      4,551,652         2.5%
CG at Ponte Vedra ...........Jacksonville         1988      240        212,000      95.4%     666      1,723,195         0.9%
CV at Oakleigh ..............Pensacola            1997      176        186,000      94.7%     683        751,218         0.4%
CV at River Hills ...........Tampa             1991/97      528        465,000      (7)       614      2,519,441         1.4%
CV at Lake Mary .............Orlando           1991/95      504        431,000      98.0%     628      3,764,405         2.0%
CV at Cordova ...............Pensacola            1983      152        116,000      98.7%     497        896,927         0.5%
    Other ...................                                                                            972,311         0.5%
                                                       --------    -----------     -----     ------    -----------      ----
    Subtotal - Florida (13 Properties) ...                4,502      4,429,000      95.2%     714     31,643,226        17.1%
                                                       --------    -----------     -----     ------    -----------      ----
Georgia:
CG at Barrington ............Macon                1996      176        201,000      80.1%     658      1,249,780         0.7%
CG at Wesleyan ..............Macon                1997      240        240,000      (7)       621        600,453         0.3%
North Ingle Villas ..........Macon                1983      140        133,000      82.1%     550        732,141         0.4%
CV at White Bluff ...........Savannah             1986      120        108,000      91.7%     631        871,295         0.5%
CV at Vernon Marsh ..........Savannah          1986/87      178        151,000      95.5%     610      1,264,803         0.7%
CG at Spring Creek ..........Macon             1992/94      296        328,000      91.6%     618      2,104,184         1.1%
CV at Stockbridge ...........Stockbridge       1993/94      240        253,000      96.3%     672      1,790,655         1.0%
CV at Timothy Woods .........Athens               1996      204        211,000      89.2%     740        825,338         0.4%
                                                        -------    -----------     -----     ------    -----------      ----
    Subtotal - Georgia (8 Properties) ....                1,594      1,625,000      90.1%     641      9,438,649         5.1%
                                                        -------    -----------     -----     ------    -----------      ----
  Mississippi:
CG at Natchez Trace .........Jackson           1995/97      328        343,000      99.0%     637      1,025,654         0.6%
                                                        -------    -----------     -----     ------    -----------      ----
    Subtotal - Mississippi (1 Property) ..                  328        343,000      99.0%     637      1,025,654         0.6%
                                                        -------    -----------     -----     ------    -----------      ----
South Carolina:
CV at Caledon Wood ..........Greenville        1995/96      350        367,000      86.0%     727        761,142         0.4%
                                                        -------    -----------     -----     ------    -----------      ----
    Subtotal - South Carolina (1 Property)                  350        367,000      86.0%     727        761,142         0.4%
                                                        -------    -----------     -----     ------    -----------      ----

    TOTAL (43 Properties) ................               13,759     13,933,000      93.8%    $ 631 (5) $95,502,967      51.8%
                                                        =======    ===========     =====     ========  ===========      ====

(footnotes on next page)




(1)All Multifamily Properties are 100% owned by the Company. In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2)Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3)Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 1997.
(4)Percent of Total 1997 Property Revenue represents the Multifamily Property's proportionate share of all revenue from the 93 Properties and the Properties disposed of in 1997.
(5)Represents weighted average rental rate per unit of the 43 Multifamily Properties at December 31, 1997.
(6)Represents revenues from the date of the Company's acquisition of this Property in 1997 through December 31, 1997.
(7) Expanded or newly developed  property  currently  undergoing  lease-up.
(8) Represents revenues from the Properties disposed of in 1997.

      The following table sets forth the total number of apartment units, percent leased and average base rental rate per apartment unit as of the end of each of the last five years for the Multifamily Properties:


                                                                   Average Base
                                      Number          Percent      Rental Rate
                 Year-End          of Units (1)     Leased (2)      Per Unit
            December 31, 1997         13,759             93.8%        $631
            December 31, 1996         13,617             94.8%        $579
            December 31, 1995         11,239             95.7%        $552
            December 31, 1994         10,972             96.0%        $531
            December 31, 1993          3,618             96.7%        $510


(1)Units (in this table only) refers to multifamily apartment units owned at year end.
(2)Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.


Retail Properties

      The 37 Retail Properties owned by the Company at December 31, 1997, contain a total of approximately 10.6 million square feet (including space owned by anchor tenants). Ten of the Retail Properties are located in Alabama, 11 are located in Florida, seven are located in Georgia, five are located in North Carolina, one is located in South Carolina, one is located in Tennessee, and two Retail Properties are located in Virginia. The Retail Properties consist of 12 enclosed regional malls (Briarcliffe Mall, Brookwood Village, Gadsden Mall, Glynn Place Mall, Holly Hill Mall, Lakeshore Mall, Macon Mall, Mayberry Mall, River Oaks Center, Staunton Mall, Valdosta Mall, and Village Mall), two power centers, and 23 neighborhood shopping centers. Nine of the 37 Retail Properties were originally developed by the Company, two were acquired in 1994, six were acquired in 1995, four were acquired in 1996, and 16 were acquired in 1997. All of the Retail Properties are managed by the Company.

      The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 1997.

                               Retail Properties
                                                                                          Average
                                                                                            Base
                                                 Gross                                      Rent
                                                Leasable                                    Per      Total Retail    Percent of
                                     Year         Area    Number                Total      Leased      Property      Total 1997
 Retail                            Completed    (Square     Of     Percent    Annualized   Square     Revenue for     Property
 Property (1)        Location         (2)      Feet) (3)  Stores  Leased (3)  Base Rent    Foot (4)      1997        Revenue (5)
---------------------------------------------------------------------------------------------------------------------------------

Alabama:
River Oaks ...........Decatur       1979/89     494,000        58     88.3%   $3,293,000  $ 14.90    $ 4,828,318         2.6%
                                                 81,000(6)
Brookwood Village ....Birmingham    1973/91     463,000        69     86.3%    3,836,000    12.74      3,631,284 (7)     2.0%
                                                231,000(6)
Gadsden Mall .........Gadsden       1974/91     492,000        61     96.9%    2,705,000    14.14      4,500,473         2.4%
Village Mall .........Auburn     1973/84/89     399,000        63     93.5%    2,606,000    14.44      4,026,642         2.2%
Montgomery Promenade .Montgomery    1990/97     274,000        31     98.3%    1,679,000    14.80      2,214,901         1.2%
                                                174,000(6)
McGehee Place ........Montgomery       1986      55,000        13     86.3%      526,000    11.51        691,375         0.4%
                                                 50,000(6)
Bellwood .............Montgomery       1988      37,000        15     86.1%      401,000    10.91        500,703         0.3%
                                                 50,000(6)
Old Springville ......Birmingham       1982      64,000        14    100.0%      405,000     8.39        500,277         0.3%
Heatherbrooke Center .Birmingham       1984      28,000         5    100.0%      393,000    11.85        370,728 (7)     0.2%
Olde Town ............Montgomery    1978/90      39,000        15     95.3%      336,000     9.66        427,795         0.2%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-Alabama (10 Properties) .....    2,931,000       344     92.0%   16,180,000    13.36     21,692,496        11.8%
                                             ----------   -------    -----    ----------    -----    -----------        -----
Florida:
University Park ......Orlando       1986/89     399,000        41     94.6%    2,763,000    13.65      3,668,053         2.0%
Country Lake .........Orlando          1990     217,000        28     97.3%    1,063,000    10.57      1,716,094         0.9%
Burnt Store Square ...Punta Gorda      1990     199,000        21     90.2%    1,241,000    11.64      1,549,115         0.8%
Winter Haven .........Orlando          1986     197,000        24     89.4%    1,292,000    11.50      1,440,257         0.8%
Northdale Court ......Tampa            1988     193,000        27     81.5%    1,322,000     9.50      1,949,345         1.1%
                                                 55,000(6)
Bear Lake ............Orlando          1990     125,000        20     85.8%      839,000    12.97      1,117,744         0.6%
Paddock Park .........Ocala            1988      87,000        20     97.6%      663,000    11.89        859,833         0.5%
Bardmoor Village .....St. Petersburg   1981     158,000        27     98.1%    1,355,000    15.45      1,772,679         1.0%
Island Walk ..........Orlando       1993/95     222,000        24     98.2%    1,914,000    15.00      2,262,172         1.2%
Wekiva Riverwalk .....Orlando          1990     209,000        26     82.7%    1,950,000    18.61      2,457,767         1.3%
Lakewood Plaza .......Jacksonville     1995     195,000        39     88.9%    1,366,000     9.30        470,071 (7)     0.3%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-Florida (11 Properties) .....    2,256,000       297     91.5%   15,768,000    12.40     19,263,130        10.4%
                                             ----------   -------    -----    ----------    -----    -----------        -----
Georgia:
Macon Mall ...........Macon      1975/88/97     757,000       158      (8)     9,778,000    22.59     15,903,335         8.6%
                                                682,000(6)
Beechwood Center .....Athens        1963/92     336,000        51     98.1%    2,404,000    10.29      2,329,786 (7)     1.3%
Britt David ..........Columbus         1990     110,000        10    100.0%      746,000    12.48        936,002         0.5%
Lakeshore Mall .......Gainesville   1984-97     518,000        64     93.6%    3,358,000    16.45        850,449 (7)     0.5%
Valdosta Mall ........Valdosta      1982-85     325,000        53     93.7%    2,831,000    15.93        844,207 (7)     0.5%
                                                 74,000(6)
Glynn Place Mall .....Brunswick        1986     285,000        54     84.7%    2,581,000    15.22        620,856 (7)     0.3%
                                                226,000(6)
Village at Roswell Summit..Atlanta     1988      25,000        11     90.0%      320,000    14.77              - (7)     0.0%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-Georgia (7 Properties) ......    3,338,000       401     93.4%   22,018,000    17.93     21,484,635        11.7%
                                             ----------   -------    -----    ----------    -----    -----------        -----
North Carolina:
Holly Hill Mall ...... Burlington 1969/86/94    422,000        57     98.8%    2,591,000    13.94        820,231 (7)     0.4%
Mayberry Mall ........ Mount Airy    1968/86    150,000        19     95.4%      712,000    10.37        163,627 (7)     0.1%
                                                 55,000(6)
Quaker Village ....... Greensboro 1968/88/97    114,000        32    100.0%    1,028,000    10.02        202,015 (7)     0.1%
Yadkin Plaza ......... Yadkinville   1971/97     94,000        13    100.0%      651,000     6.20         59,046 (7)     0.0%
Stanly Plaza ......... Locust        1987/96     47,000         7    100.0%      249,000     7.27         44,373 (7)     0.0%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-North Carolina (5 Properties)      882,000       128     98.6%    5,231,000    10.71      1,289,292         0.7%
                                             ----------   -------    -----    ----------    -----    -----------        -----
South Carolina:
Briarcliffe Mall .....Myrtle Beach     1986     488,000        78     96.7%    4,066,000    15.55      6,725,317         3.6%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-South Carolina (1 Property) .      488,000        78     96.7%    4,066,000    15.55      6,725,317         3.6%
                                             ----------   -------    -----    ----------    -----    -----------        -----
Tennessee:
Rivermont Shopping Center..Chattanooga 1986/97   75,000         8     95.4%      366,000     6.57         75,381         0.0%
                                             ----------   -------    -----    ----------    -----    -----------        -----
     Subtotal-Tennessee (1 Property) ......      75,000         8     95.4%      366,000     6.57         75,381         0.0%
                                             ----------   -------    -----    ----------    -----    -----------        -----
Virginia:
Staunton Mall ........Staunton   1969/86/97     422,000        46     93.2%    1,841,000     9.92        467,986         0.3%
Abingdon Towne Centre ..Abingdon    1987/96     166,000        19    100.0%    1,001,000     9.81        180,352         0.1%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-Virginia (2 Properties) .....      588,000        65     95.1%    2,842,000     9.81        648,338         0.4%
                                            ----------   -------    -----    ----------    -----    -----------        -----

    Total (37 Properties) ................   10,558,000     1,321     93.3%  $66,471,000  $ 14.38   $ 71,178,589        38.6%
                                             ==========   =======    =====    ==========    =====    ===========        =====

(footnotes on next page)


(1)         All Retail Properties are 100% owned by the Company.
(2) Year initially completed and, where applicable, year(s) in which the Property was substantially renovated or an additional phase of the Property was completed.
(3)Total GLA includes space owned by anchor tenants, but Percent Leased excludes such space.
(4) Includes specialty store space only.
(5)Percent of Total 1997 Property Revenue represents the Retail Property's proportionate share of all revenue from the 93 Properties.
(6) Represents space owned by anchor tenants.
(7)Represents revenues from the date of the Company's acquisitions of the Property in 1997 through December 31, 1997.
(8) Expanded or newly developed property currently undergoing lease-up.


      The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:


                                Gross                      Average
                             Leasable Area   Percent     Base Rent Per
             Year-End      (Square Feet) (1)  Leased  Leased Square Foot(2)
        December 31, 1997     8,880,000       93.3%         $14.38
        December 31, 1996     4,856,000       93.8%         $14.66
        December 31, 1995     3,758,000       93.1%         $13.23
        December 31, 1994     2,467,000       95.8%         $12.61
        December 31, 1993     2,158,000       95.0%         $12.27


(1)         Excludes 1,678,000 square feet of space owned by anchor tenants.
(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

            The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1997, for the Retail Properties:

                             Net Rentable      Annualized     Percent of Total
  Year of     Number of        Area Of        Base Rent of    Annual Base Rent
   Lease     Tenants with   Expiring Leases    Expiring        Represented by
 Expiration Expiring Leases (Square Feet)(1) Leases (1)(2)   Expiring Leases (1)
--------------------------------------------------------------------------------

  1998            280          872,122        $ 8,928,000           13.5%
  1999            220          702,133          6,984,000           10.1%
  2000            205          938,119          8,148,000           12.3%
  2001            119          530,314          4,577,000            6.9%
  2002            130          513,252          5,230,000            7.9%
  2003             56          272,291          2,944,000            4.4%
  2004             52          530,403          3,541,000            5.4%
  2005             60          220,151          3,380,000            5.1%
  2006             57          614,853          4,825,000            7.3%
  2007             82          544,787          5,427,000            8.2%
  2008-2015        60        2,353,575         12,488,000           18.9%
            ----------     ------------     --------------    -----------
                1,321        8,092,000       $ 66,472,000          100.0%
            ==========     ============     ==============    ===========

(1)Excludes 1,678,000 square feet of space owned by anchor tenants and 788,000 square feet of space not leased as of December 31, 1997.
(2) Annualized base rent is calculated using base rents as of December 31, 1997.

Office Properties

      The 13 Office Properties owned by the Company at December 31, 1997, contain a total of approximately 1.9 million rentable square feet. Eleven of the Office Properties are located in Alabama (representing 77% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and one is located in Orlando, Florida. The Office Properties range in size from approximately 30,000 square feet to 352,000 square feet. Four of the Office Properties were developed by Colonial, five of the Properties were acquired at various times between 1980 and 1990, and four of the Properties were acquired in 1997. All of the Office Properties are managed by the Company.

      The following table sets forth certain additional information relating to the Office Properties as of and for the year ended December 31, 1997.

                               Office Properties

                                                                                            Average
                                                                                             Base
                                                      Net                                    Rent
                                                    Rentable                                  Per       Total Office   Percent of
                                       Year           Area                     Total        Leased      Property      Total 1997
 Office                              Completed       Square       Percent      Annualized     Square     Revenue for     Property
 Property (1)           Location        (2)           Feet        Leased      Base Rent       Foot      1997 (3)        Revenue (4)
--------------------  ------------  -----------   ------------  ---------   ------------   ---------  ------------    ----------

Alabama:
Interstate Park ......Montgomery   1982-85/89       227,000        95.0%    $ 2,717,000    $ 12.76     $ 2,987,935        1.5%
Riverchase Center ....Birmingham      1984-88       306,000        87.2%      2,779,000       9.95       2,673,025 (7)    1.3%
International Park ...Birmingham      1987/89        93,000       100.0%      1,119,000      14.23       1,283,943 (8)    0.7%
Colonial Plaza .......Birmingham         1982       168,000       100.0%      2,410,000      14.66       1,784,666 (8)    1.0%
Progress Center ......Huntsville      1983-91       225,000        96.1%      1,732,000       8.26       1,031,030 (7)    0.6%
Lakeside Office Park .Huntsville      1989/90       121,000        96.0%      1,330,000      11.40         858,403 (7)    0.5%
AmSouth Center .......Huntsville         1990       157,000        92.6%      2,489,000      17.64       2,878,541        1.6%
P&S Building .........Gadsden      1946/76/91        40,000       100.0%        178,000       4.50         178,020        0.1%
250 Commerce St ......Montgomery      1904/81        35,000       100.0%        297,000       8.44         373,764        0.2%
Anderson Block (5) ...Montgomery      1981/83        34,000        96.1%        188,000       5.83         116,484        0.1%
Land Title Bldg ......Birmingham         1975        30,000       100.0%        383,000      12.85         142,583        0.1%
Other ................                                                                                     110,266 (6)    0.1%
                                               ------------      ------     ------------   -------     ------------       ---
    Subtotal-Alabama (11 Properties)              1,436,000        94.6%     15,622,000     11.66       14,418,660        7.8%
                                               ------------      ------     ------------   -------     ------------       ---
Florida:
University Park Plaza ..Orlando          1985        71,000        92.0%        813,000     14.37          871,548        0.5%
                                               ------------      ------     ------------   -------     ------------       ---
    Subtotal-Florida (1 Property) ..                 71,000        92.0%        813,000     14.37          871,548        0.5%
                                               ------------      ------     ------------   -------     ------------       ---
Georgia:
Mansell Office Park ..Atlanta      1987/96/97       352,000       100.0%      4,200,000     12.45        2,471,239 (7)    1.3%
                                               ------------      ------     ------------   -------     ------------       ---
    Subtotal-Georgia (1 Property) ..                352,000       100.0%      4,200,000     12.45        2,471,239        1.3%
                                               ------------      ------     ------------   -------     ------------       ---
    TOTAL (13 Properties) ..........              1,859,000        95.5%   $ 20,635,000   $ 12.18     $ 17,761,447        9.6%
                                               ============      ======     ============   =======     ============       ===


(1)All Office Properties are 100% owned by the Company with the exceptions of Anderson Block and Land Title Building, which are each 33.33% owned by the Company.
(2)Year initially completed and, where applicable, most recent year in which the Property was substantially renovated or in which an additional phase of the Property was completed.
(3)Total 1997 Office Property revenue is the Company's share (based on its percentage ownership of the property) of total Office Property revenue, unless otherwise noted.
(4)Percent of Total 1997 Property Revenue represents the Office Property's proportionate share of all revenue from the 93 Properties and the Properties disposed of in 1997.
(5)         The Company has a leasehold interest in this Property.
(6)         Represents  revenues  from the Property  disposed of in 1997.
(7)Represents revenues from the date of the Company's acquisition of this Property in 1997 through December 31, 1997.
(8)Represents the Company's percentage of 1997 revenues prior to the Company's purchase of the remaining interests in this Property, and the Company's 100% interest in 1997 revenues subsequent to the purchase of the remaining interest in this Property.


     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1997, for the Office Properties (including all lease expirations for partially-owned Properties):

                             Net Rentable      Annualized     Percent of Total
  Year of     Number of        Area Of        Base Rent of    Annual Base Rent
   Lease     Tenants with   Expiring Leases    Expiring        Represented by
 Expiration Expiring Leases (Square Feet)(1) Leases (1)(2)   Expiring Leases (1)
--------------------------------------------------------------------------------

  1998            101          599,000        $ 6,497,000           31.5%
  1999             69          296,000          3,467,000           16.8%
  2000             57          283,000          3,426,000           16.6%
  2001             26          204,000          2,371,000           11.5%
  2002             16           68,000            820,000            4.0%
  2003              4           87,000          1,314,000            6.4%
  2004              2           23,000            254,000            1.2%
  2005              3           66,000          1,170,000            5.7%
  2006              4          108,000          1,204,000            5.8%
  2007              1            6,000            112,000            0.5%
              ----------     ------------     --------------    -----------
                  283        1,740,000       $ 20,635,000          100.0%
              ==========     ============     ==============    ===========

(1)  Excludes  119,000  square feet of space not leased as of December 31, 1997.
(2) Annualized base rent is calculated using base rents as of December 31, 1997.

      The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the
Office Properties:

                         Net                          Average Base
                    Rentable Area         Total      Rent Per Leased
   Year-end         (Square Feet)    Percent Leased  Square Foot (1)

December 31, 1997    1,859,000         95.5%           $12.18
December 31, 1996    1,009,000         97.4%           $13.80
December 31, 1995    1,009,000         94.0%           $13.52
December 31, 1994    1,009,000         95.0%           $12.99
December 31, 1993    1,007,000         93.7%           $13.05

-----------------
(1)Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.


Undeveloped Land

      The Company owns eight undeveloped land parcels consisting of approximately 103.2 acres (collectively, the "Land"). These parcels are adjacent to five of the Properties and are suitable for potential expansion at those Properties. The Land suitable for expansion is located adjacent to a Multifamily Property and four Retail Properties. Land adjacent to Multifamily Properties typically will be considered for potential development of another phase of an existing Multifamily Property if the Company determines that the particular market can absorb additional apartment units. The Company currently owns one such parcel. For expansions at Retail Properties, the Company owns parcels both contiguous to the boundaries of Retail Properties, which would accommodate expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions or free standing retailers. The Company owns seven such parcels.

      Options to Acquire Additional Land--In addition to the Land, the Company has options to acquire certain additional land parcels owned by the Lowder family (collectively, the "Option Parcels"). The name, location, proposed use and acreage of each Option Parcel is as follows:


Site Name                         Location     Proposed Use           Acres
North Macon (Wimbleton Forest).Macon, GA       Retail/Multifamily      38.1
Osprey (Sarasota)  ............Sarasota, FL    Mixed Use               73.9
Interstate Park................Montgomery, AL  Office                  11.3
Huntsville Research Park.......Huntsville, AL  Office                   9.8

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

Property Markets

      The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 1997.

                     Geographic Concentration of Properties
                                                                        Percent
                                                                       Of Total
                  Units                                      Total       1997
                 (Multifamily)  GLA            NRA       1997 Property Property
    State          (1)       (Retail) (2)   (Office)(3)     Revenue     Revenue
-------------   ---------   ------------   -----------   -------------  --------

 Alabama           6,985      2,931,000     1,436,000    $ 88,745,452      48.2%
 Florida           4,502      2,256,000        71,000      51,777,904      28.0%
 Georgia           1,594      3,338,000       352,000      33,394,523      18.1%
 Mississippi         328             -0-           -0-      1,025,654       0.6%
 North Carolina       -0-       882,000            -0-      1,289,292       0.7%
 South Carolina      350        488,000            -0-      7,486,459       4.0%
 Tennessee            -0-        75,000            -0-         75,381       0.0%
 Virginia             -0-       588,000            -0-        648,338       0.4%
                ---------   ------------   -----------   -------------   -------
     Total        13,759     10,558,000     1,859,000    $ 184,443,003    100.0%
                =========   ============   ===========   =============   =======

(1)         Units (in this table only) refer to multifamily apartment units.
(2)         GLA refers to gross leaseable area of retail space.
(3)         NRA refers to net rentable area of office space.

      The Company believes that the demographic and economic trends and conditions in the markets where the Properties are located indicate a potential for continued growth in property net operating income. The Properties are located in a variety of distinct submarkets within Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia; however,
Birmingham, Huntsville and Montgomery, Alabama, Orlando, Tampa and Sarasota/Bradenton, Florida, and Macon and Atlanta, Georgia, are the Company's primary markets. The Company believes that its markets in these eight states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, retail, and office properties.

Mortgage Financing

     Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of the Company are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 1997, of approximately $702.0 million carrying a weighted average interest rate of 7.23% and a weighted average maturity of 7.3 years. The mortgage indebtedness on the Properties as of December 31, 1997, is set forth in the table below:


                        Mortgage Debt and Notes Payable

                                   Anticipated
                                   Annual Debt
                                               Principal         Service                     Estimated
                                 Interest     Balance (as of    (1/1/98-      Maturity      Balance Due
 Property (1)                       Rate       12/31/97)        12/31/98)     Date (2)      on Maturity
-------------------------------  ----------  -------------    -------------  ----------    --------------

 Multifamily Properties:
     CG at Carrollwood            8.870%    $ 6,230,000        $ 552,601      03/05/05     $ 6,230,000
     CG at Natchez Trace          7.950%      6,859,693          577,803      09/01/35          47,813
                                  8.000%      4,081,678          351,254      02/01/37          29,071
     CV at Rocky Ridge            5.900%      6,000,000          354,000      08/01/02(3)    6,000,000
                                  7.625%      1,335,000          188,648      08/01/02(3)      841,667
     CG at Galleria Woods         6.875%      7,253,376          645,715      07/15/99       7,035,235
     CG at Mountain Brook         8.000%     12,101,956        1,134,426      01/10/00      11,742,632
     CV at Cahaba Heights         8.060%      3,696,965          376,726      05/10/00       3,502,055
     CG at Edgewater              7.500%      9,811,501       10,481,759      11/15/98       9,685,749
     CV at Inverness              5.96%(4)    9,900,000          347,490      06/15/26(5)    9,900,000
     CV at Huntleigh Woods        9.500%      2,992,056 (8)       21,280 (8)  05/01/02       2,992,056 (8)
     CV at Inverness Lakes        5.900%      4,000,000          236,000      07/31/02(6)    4,000,000
                                  7.625%      1,663,333          204,037      07/31/02(7)    1,234,167
     CG at Galleria               4.540%     22,400,000          786,240      06/15/26(5)   22,400,000
     CG at Research Park          4.800%     12,775,000          448,403      06/15/26(5)   12,775,000
     CG at Riverchase             7.150%      9,081,348        9,134,047      12/31/98       8,967,396
     Ski Lodge-Tuscaloosa         9.500%      4,779,642 (8)       33,994 (8)  05/01/02       4,779,642 (8)
     CV at Vernon Marsh           5.96%(4)    4,500,000          157,950      06/15/26(5)    4,500,000
     CV at White Bluff            5.96%(4)    3,400,000          119,340      06/15/26(5)    3,400,000
     CV at Hillwood               5.900%      3,330,000          196,470      07/31/02(6)    3,330,000
                                  7.625%      1,593,333          197,203      07/31/02(7)    1,179,167

 Retail Properties:
     Bellwood                    10.125%      2,973,419          324,825      01/01/99       2,948,518
     Island Walk                  8.800%     10,253,337        1,059,766      10/01/01       9,578,044
     Mayberry Mall                9.220%      3,401,032          362,787      10/01/01       3,237,064
     Montgomery Promenade         9.250%     10,810,000          999,925      07/01/00      10,810,000
     Rivermont Shopping Center   10.125%      1,789,378          270,656      09/01/08          52,091
     University Park Plaza        8.870%     14,445,000        1,281,272      03/05/05      14,445,000
     Village at Roswell Summit    8.930%      1,652,438          168,057      09/01/05       1,401,860

 Office Properties:
     International Park           8.650%      2,011,911          216,795      10/01/99       1,931,425
     Interstate Park              8.500%      4,481,137          643,443      08/01/03       2,648,144
     Riverchase Center            7.880%      8,479,599          897,960      12/01/00       7,766,043
     Mansell Office Park          8.250%     17,571,480        1,595,700      01/10/08      15,285,811
                                  8.625%     14,007,994        1,333,754      06/01/00      13,682,324

 Other debt:
     Land Loan                    7.010%        668,364          712,178      09/30/98         649,897
     Line of Credit,
          incl. Comp. Bid         6.756%(9) 117,086,000        7,910,330      07/(10)8     117,086,000
     Unsecured Senior Notes       7.500%     64,886,337        4,875,000      07/15/01      65,000,000
     Unsecured Senior Notes       8.050%     64,741,683        5,232,500      07/15/06      65,000,000
     Medium Term Notes            7.050%     50,000,000        3,525,000      12/15/03      50,000,000
     Medium Term Notes            7.160%     50,000,000        3,580,000      01/17/03      50,000,000
     Medium Term Notes            6.690%     75,000,000        5,017,500      07/26/04      75,000,000
     Medium Term Notes            6.960%     25,000,000        1,740,000      08/01/05      25,000,000
     Medium Term Notes            6.980%     25,000,000        1,745,000      09/26/05      25,000,000
                                          -------------    -------------                --------------
 TOTAL                                    $ 702,043,990     $ 70,037,834                 $ 681,093,871
                                          =============    =============                ==============

       (footnotes presented on the next page)

(1)As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2)All of the mortgages can be prepaid at any time, subject to prepayment penalties calculated typically on a yield maintenance basis, except for the mortgages encumbering CV at Rocky Ridge, CV at Inverness Lakes, CV at Hillwood, and CG at Natchez Trace, which are closed to prepayment for varying lengths of time.
(3)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2007.
(4)Represents the maximum interest rate payable by the Company for the next nine months on these loans as the result of an interest rate protection agreement entered into by the Company. The loans (which are financed through tax-exempt bonds) secured by these Properties (or phases thereof) bear interest at a variable rate, determined weekly at the rate necessary to produce a bid in the process of remarketing the bonds equal to par plus accrued interest, based on comparable issues in the market. The interest rate for these debt obligations as of December 31, 1997, was 3.80% for these Properties.
(5)These loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable interest rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these five loans was 3.87% at December 31, 1997.
(6)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.
(7)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2010.
(8)The principal balances outstanding on these loans were repaid in February 1998 through advances on the Company's unsecured line of credit. The amounts presented for anticipated annual debt service for these loans represent the principal and interest paid during 1997 (excluding the final principal balance paid). The amounts presented for estimated balance due on maturity for these loans represent the outstanding balances that were repaid in February 1998.
(9)This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread that ranges from 100 to 150 basis points. At December 31, 1997, line of credit facility bore interest at a rate of 110 basis points above LIBOR. The facility also includes a competitive bid feature that allows the Company to convert up to $100 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 1997, $45 million was outstanding under a competitive bid loan which bore interest at a weighted average rate of 6.60%.
(10) This credit facility has a term of one year beginning in July 1997 and provides for a two-year amortization in the event of non-renewal.

      In addition to the foregoing mortgage debt, the two Office Properties in which the Company owns partial interests (and which therefore are not consolidated in the financial statements of the Company) also are subject to existing mortgage indebtedness. The Company's pro-rata share of such indebtedness as of December 31, 1997, was $1,057,000 which carried a weighted average interest rate of 9.3%. The maturity dates of these loans range from May 31, 1998 to July 17, 2000, and as of December 31, 1997, the loans had a weighted average maturity of 1.8 years.

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


Item 4.    Submission of Matters to a Vote of Security Holders.

      A Special Meeting of Shareholders of Colonial Properties Trust was held on October 23, 1997. The following is a tabulation of the voting on each proposal presented at the Special Meeting:


PROPOSAL 1 - TO AMEND THE DECLARATION OF TRUST TO INCREASE THE
NUMBER OF AUTHORIZED SHARES


     Votes For       11,953,101
     Votes Against   3,067,835
     Votes Withheld    103,089
     Broker                -0-
     Non-Votes

PROPOSAL 2 - TO AUTHORIZE THE BOARD OF TRUSTEES TO AUTHORIZE
ISSUANCES OF PREFERRED SHARES


     Votes For       14,121,859
     Votes Against     885,237
     Votes Withheld    116,928
     Broker                -0-
     Non-Votes


PROPOSAL 3 - TO AUTHORIZE THE BOARD OF TRUSTEES TO AUTHORIZE
ISSUANCES OF BONDED INDEBTEDNESS


     Votes For       14,362,614
     Votes Against     466,136
     Votes Withheld    295,274
     Broker                -0-
     Non-Votes

                                    PART II

Item 5.    Market  for  Registrant's   Common  Equity  and  Related
           Shareholder Matters.

      The following sets forth the high and low sale prices for the Common Shares for each quarter in the two-year period ended December 31, 1997, as reported by the New York Stock Exchange Composite Tape, and the dividends paid by the Company with respect to each such period.

           Calendar Period        High           Low     Distribution

      1997:
       First Quarter..........$  31.875.....$  28.125.......$  .52
       Second Quarter.........$  30.125.....$  26.625.......$  .52
       Third Quarter..........$  31.375.....$  27.500.......$  .52
       Fourth Quarter.........$  30.750.....$  27.750.......$  .52
      1996:
       First Quarter..........$  26.00......$  23.000.......$  .50
       Second Quarter.........$  24.75......$  22.000.......$  .50
       Third Quarter..........$  26.375.....$  23.750.......$  .50
       Fourth Quarter.........$  30.375.....$  25.875.......$  .50

      On March 9, 1998, the last reported sale price of the Common Shares on the NYSE was $29.5625. On March 9, 1998, the Company had 460 shareholders of record.

Item 6.    Selected Financial Data.

      The information required by this item is hereby incorporated by reference to the material appearing in the 1997 annual report to shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Information."

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

Item 9.    Changes  in  and   Disagreements   with  Accountants  on
           Accounting and Financial Disclosure.

      None.

                                   PART III

Item 10.   Trustees and Executive Officers of the Registrant.

      The information required by this item with respect to trustees and compliance with the Section 16(a) reporting requirements is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1998 (the "Proxy Statement") under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

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

Item 13.   Certain Relationships and Related Transactions.

      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Executive Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

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

      Consolidated Balance Sheets as of December 31, 1997 and 1996

      Consolidated   Statements  of  Income  for  the  years  ended
      December 31, 1997, 1996, and 1995

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995

      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

      Notes to Consolidated Financial Statements

      Report of Independent Accountants

Financial Statement Schedules:

      Schedule IIIReal Estate and Accumulated Depreciation

      Report of Independent Accountants

      All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

14(a)(3)   Exhibits

          *3.1     Declaration of Trust of Company.
          *3.2     Bylaws of the Company.
         **10.1    Second Amended and Restated Agreement of
                   Limited Partnership of the Operating
                   Partnership, as amended.
          +10.2.1  Registration Rights and Lock-Up Agreement dated September 29,
                   1993,among the Company and the persons named therein.
           10.2.2  Registration Rights and Lock-Up Agreement
                   dated March 25, 1997, among the Company and the persons named therein. (EDGAR Version Only)
           10.2.3  Registration Rights and Lock-Up Agreement
                   dated November 4, 1994, among the Company and the persons named therein. (EDGAR Version Only)
           10.2.4  Registration Rights and Lock-Up Agreement
                   dated August 20, 1997, among the Company and the persons named therein. (EDGAR Version Only)
           10.2.5  Registration Rights and Lock-Up Agreement
                   dated November 1, 1997, among the Company and the persons named therein. (EDGAR Version Only)
           10.2.6  Registration Rights and Lock-Up Agreement
                   dated July 1, 1997, among the Company and the persons named therein. (EDGAR Version Only)
           10.2.7  Registration Rights and Lock-Up Agreement
                   dated July 1, 1996, among the Company and the persons named therein. (EDGAR Version Only)

       (PI)10.3.1  First Amended and Restated Employee Share
         ++         Option and Restricted Share Plan.
          +/-10.3.2  Non-employee Trustee Share Option Plan.
         ++
         +/-+/-10.3.3  Non-employee Trustee Share Plan.
         ++
    (OMEGA)10.3.4  Employee Share Purchase Plan.
         ++
          +10.5    Non-employee Trustee Option Agreement.
          +10.6 ++  Employment Agreement between the Company and
                   Thomas H. Lowder.
          +10.7    Officers and Trustees Indemnification
                   Agreement.
          +10.8    Partnership Agreement of the Management
                   Partnership.
         **10.9    Articles of Incorporation of the Management
                   Corporation, as amended.
          +10.10   Bylaws of the Management Corporation.
         **10.11   Articles of Incorporation of CPHC, as amended.
          +10.12   Bylaws of CPHC.
          +10.13   Land Option Agreement.
         ++10.14   Credit agreement between the Colonial Realty
                   Limited Partnership and SouthTrust Bank,
                   National Association, AmSouth Bank, N.A.,
                   Wells Fargo Bank, National Association,
                   Wachovia Bank, N.A., First National Bank of
                   Commerce, N.A., and PNC Bank, Ohio, National
                   Association dated July 10, 1997 and related
                   promissory notes.
          +10.16 ++ Annual Incentive Plan.
         ++++10.17 Indenture dated as of July 22, 1996, by and between  Colonial
                   Realty  Limited  Partnership  and Bankers Trust  Company,  as
                   amended
           13.1    Portions of the Annual Report to Shareholders incorporated by reference in Part II of this Form 10-K. (EDGAR Version Only)
           21.1 List of  Subsidiaries.  (EDGAR  Version  Only)
           23.1  Consent of Coopers & Lybrand L.L.P. (EDGAR Version Only)
           27   Financial Data Schedules (EDGAR Version Only)
--------------------
* Incorporated by reference to the Annexes to the Company's Proxy Statement dated September 1, 1995.
**Incorporated  by  reference  to the same  titled  and  number  exhibit  in the
  Company's Annual Report on Form 10-K dated December 31, 1994.
+ Incorporated  by  reference  to the same  titled and  numbered  exhibit in the
  Company's Registration Statement on Form S-11, No. 33-65954.
++Management contract or compensatory plan required to be filed pursuant to Item
  14(c) of Form 10-K.
++Incorporated  by  reference  to the same  titled  and  number  exhibit  in the
  Company's Quarterly Report on Form 10-Q dated June 30, 1997.
++++  Incorporated  by reference to (i) Exhibit D to the Form 8-K dated July 19,
  1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.
(PI)  Incorporated  by  reference  to  the  Company's  Registration
  Statement on Form S-8, No. 333-27203.
+/- Incorporated   by   reference  to  the   Company's   Registration
  Statement on Form S-8, No. 333-27203.
+/-+/-    Incorporated  by  reference  to  the  Company's  Registration
  Statement on Form S-8, No. 333-27205.
(OMEGA)    Incorporated by reference to the Company's  Registration
  Statement on Form S-8, No. 333-27201.

14(b)      Reports on Form 8-K

           Reports on Form 8-K filed during the last quarter of 1997: Form 8-K dated October 30, 1997, reported certain property acquisitions during 1997 under Item 5, "Other Events." Form 8-K dated November 5, 1997, filed certain documents related to the Company's offering of preferred shares under Item 5, "Other Events." Form 8-K dated December 11, 1997, reported certain property acquisitions during 1997 under Item 5, "Other Events." Form 8-K dated December 19, 1997, filed certain documents related to the Company's offering of common shares under Item 5, "Other Events."

14(c)      Exhibits

           The list of Exhibits filed with this report is set forth in response to Item 14(a)(3).

14(d)      Financial Statements

           None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1998.

                                          Colonial Properties Trust


                                          By:/s/ Thomas H. Lowder
                                             -----------------------
                                             Thomas H. Lowder
                                             Chairman of the Board,
                                             President, and
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated on March 20, 1998.

          Signature

    /s/ Thomas H. Lowder        Chairman of the Board, President,
------------------------------  and Chief Executive Officer
       Thomas H. Lowder

    /s/ Howard B. Nelson, Jr.   Chief Financial Officer
------------------------------
       Howard B. Nelson, Jr.

                                Vice President, Controller, and
    /s/ Kenneth E. Howell       Assistant Secretary
------------------------------  (Chief Accounting Officer)
       Kenneth E. Howell

    /s/ Carl F. Bailey               Trustee
------------------------------
       Carl F. Bailey

    /s/ M. Miller Gorrie             Trustee
------------------------------
       M. Miller Gorrie

    /s/ William M. Johnson           Trustee
------------------------------
       William M. Johnson

    /s/ James K. Lowder              Trustee
------------------------------
       James K. Lowder

    /s/ Herbert A. Meisler           Trustee
------------------------------
       Herbert A. Meisler

    /s/ Claude B. Nielsen            Trustee
------------------------------
       Claude B. Nielsen

    /s/ Harold W. Ripps              Trustee
------------------------------
       Harold W. Ripps

    /s/ Donald T. Senterfitt         Trustee
------------------------------
       Donald T. Senterfitt


                                  SCHEDULE III
                            COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                                        Initial Cost to            Cost                 Gross Amount at Which
                                                            Company             Capitalized           Carried at Close of Period
                                                               Buildings and   Subsequent to                Buildings and
              Description           Encumbrances      Land     Improvements    Acquisition       Land       Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
        Multifamily:
          CG at Barrington                $ -0-    $ 880,000   $ 8,605,143       $ 63,036    $ 880,000    $ 8,668,179    $ 9,548,179
          CG at Bayshore                    -0-    1,265,561    10,196,833        132,179    1,265,561     10,329,012     11,594,573
          CG at Carrollwood          6,230,000     1,464,000    10,657,840        748,737    1,464,000     11,406,577     12,870,577
          CG at Edgewater            9,811,501     1,540,000    12,671,606        126,285    1,540,000     12,797,891     14,337,891
          CG at Gainesville                 -0-    3,360,000    24,173,649      2,614,403    3,361,850     26,786,202     30,148,052
          CG at Galleria            22,400,000     4,600,000    39,078,925      1,070,959    4,600,000     40,149,884     44,749,884
          CG at Galleria II                 -0-      758,439     7,902,382         16,387      758,439      7,918,769      8,677,208
          CG at Galleria Woods       7,253,376     1,220,000    12,480,949        103,462    1,220,000     12,584,411     13,804,411
          CG at Heathrow                    -0-    2,560,661    17,612,990        339,580    2,560,661     17,952,570     20,513,231
          CG at Inverness Lakes             -0-      641,334     8,873,906        197,150      641,334      9,071,056      9,712,390
          CG at Kirkman                     -0-    2,220,000    21,747,240        591,752    2,220,000     22,338,992     24,558,992
          CG at Mountain Brook      12,101,956     1,960,000    21,181,118        188,669    1,960,000     21,369,787     23,329,787
          CG at Natchez Trace       10,941,371     1,312,000    16,568,050         23,741    1,312,000     16,591,791     17,903,791
          CG at Palm Aire                   -0-    1,488,000    13,515,075        192,548    1,489,500     13,706,123     15,195,623
          CG at Palma Sola                  -0-    1,479,352            -0-    12,352,103    1,479,352     12,352,103     13,831,455
          CG at Ponte Vedra                 -0-    1,440,000    10,038,593        413,749    1,440,000     10,452,342     11,892,342
          CG at Research Park       12,775,000     3,680,000    31,686,621     (1,814,626)   3,680,000     29,871,995     33,551,995
          CG at Riverchase           9,081,348     2,340,000    25,248,548        536,523    2,340,000     25,785,071     28,125,071
          CG at Spring Creek                -0-    1,184,000    13,243,975        164,251    1,184,000     13,408,226     14,592,226
          CG at Wesleyan                    -0-      720,000    12,760,587          5,448      720,000     12,766,035     13,486,035
          Colony Park                       -0-      409,401     4,345,599        301,264      409,406      4,646,859      5,056,264
          CV at Ashford Place               -0-      537,600     5,839,838         59,784      537,600      5,899,622      6,437,222
          CV at Cahaba Heights       3,696,965       625,000     6,548,683        142,591      625,000      6,691,274      7,316,274
          CV at Caledon Wood                -0-    2,100,000    19,482,210             -0-   2,100,000     19,482,210     21,582,210
          CV at Cordova                     -0-      134,000     3,986,304        295,277      134,000      4,281,581      4,415,581
          CV at Hillcrest                   -0-      332,800     4,310,671         53,392      332,800      4,364,063      4,696,863
          CV at Hillwood             4,923,333       511,700     5,508,300        174,256      511,700      5,682,556      6,194,256
          CV at Huntleigh Woods      2,992,056       745,600     4,908,990        555,874      745,600      5,464,864      6,210,464
          CV at Inverness            9,900,000     1,713,668    10,352,151      7,941,736    1,713,668     18,293,887     20,007,555
          CV at Inverness Lakes      5,663,333       735,080     7,254,920        278,424      735,080      7,533,344      8,268,424
          CV at Lake Mary                   -0-    2,145,480            -0-    19,068,913    3,634,094     17,580,299     21,214,393
          CV at McGehee Place               -0-      795,627            -0-    16,657,470      842,321     16,610,776     17,453,097
          CV at Monte D'Oro                 -0-    1,000,000     6,994,227        881,623    1,000,000      7,875,850      8,875,850
          CV at Oakleigh                    -0-      880,000     9,685,518        151,072    1,024,334      9,692,256     10,716,590
          CV at River Hills II              -0-      857,080            -0-     8,976,348      857,079      8,976,349      9,833,428
          CV at Rocky Ridge          7,335,000       644,943     8,325,057        154,091      644,943      8,479,148      9,124,091
          CV at Stockbridge                 -0-      960,000    11,975,947        185,421      960,000     12,161,368     13,121,368
          CV at Timothy Woods               -0-    1,020,000    11,910,546         27,892    1,020,000     11,938,438     12,958,438
          CV at Trussville                  -0-    1,504,000    18,800,253        589,448    1,504,000     19,389,701     20,893,701
          CV at Vernon Marsh         3,400,000       960,984     3,511,596      3,067,840      960,984      6,579,436      7,540,420
          CV at White Bluff          4,500,000       699,128     4,920,872        251,830      699,128      5,172,702      5,871,830
          North Ingle Villas                -0-      497,574     4,122,426        334,401      497,574      4,456,827      4,954,401
          Patio I, II & III                 -0-      249,876     3,305,124      1,918,124      366,717      5,106,407      5,473,124
          Ski Lodge - Tuscaloosa     4,779,642     1,064,000     6,636,685        385,614    1,064,000      7,022,299      8,086,299


        Retail:
          Abingdon Town Centre              -0-    2,051,250     6,687,616             -0-   2,051,250      6,687,616      8,738,866
          Bardmoor Village                  -0-    2,143,152     9,746,573         14,481    2,143,152      9,761,054     11,904,206
          Bear Lake Village                 -0-    2,134,440     6,551,683         61,109    2,134,440      6,612,792      8,747,232
          Beechwood Shopping Center         -0-    2,565,550    19,647,875        214,717    2,565,550     19,862,592     22,428,142
          Bellwood                   2,973,419       330,000            -0-     3,138,776      330,000      3,138,776      3,468,776
          Briarcliffe Mall                  -0-    9,099,972    33,663,654        733,323    9,099,972     34,396,977     43,496,949
          Britt David                       -0-    1,755,000     4,951,852             -0-   1,755,000      4,951,852      6,706,852
          Brookwood Village                 -0-    8,136,700    24,435,002        815,382    8,136,700     25,250,384     33,387,084
          Burnt Store Square                -0-    3,750,000     8,198,677         39,806    3,750,000      8,238,483     11,988,483
          Country Lake Village              -0-    3,659,040     6,783,697         46,259    3,659,040      6,829,956     10,488,996
          Gadsden Mall                      -0-      639,577            -0-    18,815,847      639,577     18,815,847     19,455,424
          Glynn Place Mall                  -0-    3,588,178    22,514,121         20,711    3,588,178     22,534,832     26,123,010
          Heatherbrooke Center              -0-    1,680,000     1,387,055         79,264    1,680,000      1,466,319      3,146,319
          Holly Hill Mall                   -0-    4,120,000    25,632,587         30,396    4,120,000     25,662,983     29,782,983
          Island Walk               10,253,337     4,181,760    13,023,401         51,966    4,181,760     13,075,367     17,257,127
          Lakeshore Mall                    -0-    4,646,300    30,973,239         21,226    4,646,300     30,994,465     35,640,765
          Lakewood Plaza                    -0-    2,984,522    11,482,512         11,138    2,984,522     11,493,650     14,478,172
          Macon Mall                        -0-    1,021,733            -0-    89,406,602    4,928,601     85,499,734     90,428,335
          Mayberry Mall              3,401,032       862,500     3,778,590          8,290      862,500      3,786,880      4,649,380
          McGehee Place                     -0-      197,152            -0-     3,799,891      197,152      3,799,891      3,997,043
          Montgomery Promenade      10,810,000     3,788,913    11,346,754        990,022    4,332,432     11,793,257     16,125,689
          Montgomery Promenade North        -0-    2,400,000     5,664,858             -0-   2,400,000      5,664,858      8,064,858
          Northdale Court                   -0-    3,059,760     8,054,090         22,871    3,059,760      8,076,961     11,136,721
          Old Springville                   -0-      272,594            -0-     3,340,930      277,975      3,335,549      3,613,524
          Olde Town                         -0-      343,325            -0-     2,445,304      343,325      2,445,304      2,788,629
          Paddock Park                      -0-    1,532,520     3,754,879         66,765    1,532,520      3,821,644      5,354,164
          Quaker Village                    -0-      931,000     7,901,874             -0-     931,000      7,901,874      8,832,874
          River Oaks                        -0-    3,262,800    23,636,229        576,083    3,262,800     24,212,312     27,475,112
          Rivermont Shopping Center  1,789,378       515,250     2,332,486          7,240      515,250      2,339,726      2,854,976
          Stanly Plaza                      -0-      450,000     1,657,870             -0-     450,000      1,657,870      2,107,870
          Staunton Mall                     -0-    2,895,000    15,083,542             -0-   2,895,000     15,083,542     17,978,542
          University Park Plaza     14,445,000     6,946,785    20,104,517        269,075    6,946,785     20,373,592     27,320,377
          Valdosta Mall                     -0-    5,377,000    30,239,796         20,832    5,377,000     30,260,628     35,637,628
          Village at Roswell Summit  1,652,438       450,000     2,563,642             -0-     450,000      2,563,642      3,013,642
          Village Mall                      -0-      103,480            -0-    14,381,208      319,528     14,165,160     14,484,688
          Wekiva Riverwalk                  -0-    2,817,788    15,302,375         43,924    2,817,788     15,346,299     18,164,087
          Winter Haven Village              -0-    1,768,586     3,928,903      4,338,922    4,045,045      5,991,366     10,036,411
          Yadkin Plaza                      -0-    1,080,000     1,224,136             -0-   1,080,000      1,224,136      2,304,136


        Office:
          250 Commerce Street               -0-       25,000       200,200      2,252,870       25,000      2,453,070      2,478,070
          AmSouth Center                    -0-      764,961            -0-    16,594,852      764,961     16,594,852     17,359,813
          Colonial Plaza                    -0-    1,001,375    12,381,023         13,638    1,001,375     12,394,661     13,396,036
          International Park         2,011,911     1,279,355     5,668,186         99,830    1,279,355      5,768,016      7,047,371
          Interstate Park            4,481,137     1,125,990     7,113,558      8,663,186    1,125,988     15,776,746     16,902,734
          Lakeside Office Park              -0-      423,451     8,313,291        121,822      423,451      8,435,113      8,858,564
          Mansell Office Park       31,579,474     4,540,000    44,012,971        337,397    4,540,000     44,350,368     48,890,368
          P&S Building                      -0-      104,089            -0-       773,576      104,089        773,576        877,665
          Progress Center                   -0-      521,037    14,710,851        356,689      521,037     15,067,540     15,588,577
          Riverchase Center          8,479,597     1,916,727    22,091,651        151,889    1,916,727     22,243,540     24,160,267
          University Park                   -0-      396,960            -0-     4,305,866      396,960      4,305,866      4,702,826
        Active Development Projects:
          CG at Bayshore II                 -0-    9,213,320            -0-            -0-     984,000      8,229,320      9,213,320
          CG at Cypress Crossing            -0-    4,332,601            -0-            -0-   1,909,932      2,422,669      4,332,601
          CG at Edgewater II                -0-    3,871,062            -0-            -0-     999,221      2,871,841      3,871,062
          CG at Hunter's Creek              -0-   33,264,022            -0-            -0-   4,725,936     28,538,086     33,264,022
          CG at Inverness Lakes II          -0-    2,956,482            -0-            -0-     477,259      2,479,223      2,956,482
          CG at Lakewood Ranch              -0-    2,320,442            -0-            -0-   1,816,934        503,508      2,320,442
          CG at Research Park II            -0-        3,538            -0-            -0-       3,538             -0-         3,538
          CG at Wesleyan II                 -0-      788,868            -0-            -0-     720,000         68,868        788,868
          CV at Citrus Park                 -0-    1,323,593            -0-            -0-   1,199,760        123,833      1,323,593
          CV at Inverness IV                -0-    6,710,610            -0-            -0-     630,858      6,079,752      6,710,610
          CV at McGehee Place               -0-       90,733            -0-            -0-      58,549         32,184         90,733
          CV at River Hills III             -0-   14,462,674            -0-            -0-   1,694,075     12,768,599     14,462,674
          Other Miscellaneous Projects      -0-      185,914            -0-            -0-          -0-       185,914        185,914
        Unimproved Land:
          Macon Mall Outparcels             -0-      663,142            -0-            -0-     663,142             -0-       663,142
          McGehee Place Land           668,364       439,471            -0-            -0-     439,471             -0-       439,471
          North Heathrow Land               -0-    5,487,137            -0-            -0-   5,487,137             -0-     5,487,137
          Village Mall                      -0-      404,187            -0-            -0-     404,187             -0-       404,187
       -----------------------------------------------------------------------------------------------------------------------------
                                 $ 230,329,968 $ 253,395,256 $ 977,715,763  $ 258,002,996 $197,839,569 $1,291,274,447 $1,489,114,015
                                 ===================================================================================================


(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                             SCHEDULE III, CONTINUED
                            COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                                                     Date
                                                                   Acquired/
                                         Accumulated     Date     Placed in   Depreciable
              Description                Depreciation  Completed  Service     Lives-Year
-----------------------------------------------------------------------------------------
        Multifamily:
          CG at Barrington               $ 431,389     1996       1996       7-40 Years
          CG at Bayshore                   443,040     1997     1985/97      7-40 Years
          CG at Carrollwood              1,594,539     1966       1994       7-40 Years
          CG at Edgewater                1,807,397     1990       1994       7-40 Years
          CG at Gainesville              3,284,411   1989/93/94   1994       7-40 Years
          CG at Galleria                 3,102,045     1986       1994       7-40 Years
          CG at Galleria II                395,443     1996       1996       7-40 Years
          CG at Galleria Woods             757,786     1994       1996       7-40 Years
          CG at Heathrow                   905,027     1997     1994/97      7-40 Years
          CG at Inverness Lakes            603,138     1996       1996       7-40 Years
          CG at Kirkman                  2,504,039     1991       1994       7-40 Years
          CG at Mountain Brook             954,956   1987/91      1996       7-40 Years
          CG at Natchez Trace              248,598   1995/97      1997       7-40 Years
          CG at Palm Aire                1,741,412     1991       1994       7-40 Years
          CG at Palma Sola               3,347,872     1992       1992       7-40 Years
          CG at Ponte Vedra              1,027,570     1988       1994       7-40 Years
          CG at Research Park            2,813,761   1987/94      1994       7-40 Years
          CG at Riverchase               2,249,290   1984/91      1994       7-40 Years
          CG at Spring Creek               790,076   1992/94      1996       7-40 Years
          CG at Wesleyan                   150,044     1997     1996/97      7-40 Years
          Colony Park                      504,066     1975       1993       7-40 Years
          CV at Ashford Place              258,255     1983       1996       7-40 Years
          CV at Cahaba Heights             342,207     1992       1996       7-40 Years
          CV at Caledon Wood               166,624   1995/96      1997       7-40 Years
          CV at Cordova                  2,181,133     1983       1983       7-40 Years
          CV at Hillcrest                  191,353     1981       1996       7-40 Years
          CV at Hillwood                   634,492     1984       1993       7-40 Years
          CV at Huntleigh Woods            447,971     1978       1994       7-40 Years
          CV at Inverness                3,695,685   1986/87/90 1986/87/90   7-40 Years
          CV at Inverness Lakes            815,481   1983/96      1993       7-40 Years
          CV at Lake Mary                3,580,282   1991/95    1991/95      7-40 Years
          CV at McGehee Place            3,677,362   1986/95    1986/95      7-40 Years
          CV at Monte D'Oro                615,354     1977       1994       7-40 Years
          CV at Oakleigh                   176,590     1997       1997       7-40 Years
          CV at River Hills II           2,404,003     1991       1991       7-40 Years
          CV at Rocky Ridge                905,670     1984       1993       7-40 Years
          CV at Stockbridge              1,348,362   1993/94      1994       7-40 Years
          CV at Timothy Woods              211,292     1996       1997       7-40 Years
          CV at Trussville                 528,574   1996/97      1997       7-40 Years
          CV at Vernon Marsh             1,504,331   1986/87    1986/93      7-40 Years
          CV at White Bluff                556,169     1986       1993       7-40 Years
          North Ingle Villas               496,783     1983       1983       7-40 Years
          Patio I, II & III                553,002   1966/83/84 1994/93/93   7-40 Years
          Ski Lodge - Tuscaloosa           601,280   1976/92      1994       7-40 Years


        Retail:
          Abingdon Town Centre              27,865   1987/96      1997       7-40 Years
          Bardmoor Village                 332,165     1981       1996       7-40 Years
          Bear Lake Village                425,571     1990       1995       7-40 Years
          Beechwood Shopping Center        371,483   1963/92      1997       7-40 Years
          Bellwood                         898,419     1988       1988       7-40 Years
          Briarcliffe Mall               1,006,829     1986       1996       7-40 Years
          Britt David                      392,021     1990       1994       7-40 Years
          Brookwood Village                380,641   1973/91      1997       7-40 Years
          Burnt Store Square               721,350     1990       1994       7-40 Years
          Country Lake Village             432,573     1990       1995       7-40 Years
          Gadsden Mall                   8,036,149   1974/91      1974       7-40 Years
          Glynn Place Mall                  93,750     1986       1997       7-40 Years
          Heatherbrooke Center              27,698     1984       1997       7-40 Years
          Holly Hill Mall                  106,782   1969/86/94   1997       7-40 Years
          Island Walk                      459,924   1993/95      1996       7-40 Years
          Lakeshore Mall                   129,174   1984-87      1997       7-40 Years
          Lakewood Plaza                    47,840     1995       1997       7-40 Years
          Macon Mall                    15,677,827   1975/88/97 1975/88      7-40 Years
          Mayberry Mall                     15,742   1968/86      1997       7-40 Years
          McGehee Place                  1,134,760     1986       1986       7-40 Years
          Montgomery Promenade           2,088,214     1990       1993       7-40 Years
          Montgomery Promenade North            -0-    1997       1995       7-40 Years
          Northdale Court                  438,674     1988       1995       7-40 Years
          Old Springville                2,558,418     1982       1982       7-40 Years
          Olde Town                        620,383   1978/90    1978/90      7-40 Years
          Paddock Park                     202,862     1988       1995       7-40 Years
          Quaker Village                    32,924   1968/88/97   1997       7-40 Years
          River Oaks                     1,463,231   1979/89      1993       7-40 Years
          Rivermont Shopping Center          9,682   1986/97      1997       7-40 Years
          Stanly Plaza                       6,908   1987/96      1997       7-40 Years
          Staunton Mall                     62,834   1969/86/97   1997       7-40 Years
          University Park Plaza          5,709,782   1986/89      1993       7-40 Years
          Valdosta Mall                    125,950   1982-85      1997       7-40 Years
          Village at Roswell Summit             -0-    1988       1997       7-40 Years
          Village Mall                   7,742,483   1973/84/89 1973/84/89   7-40 Years
          Wekiva Riverwalk                 520,755     1990       1996       7-40 Years
          Winter Haven Village             319,706     1986       1995       7-40 Years
          Yadkin Plaza                       5,101   1971/97      1997       7-40 Years


        Office:
          250 Commerce Street            2,286,805   1904/81      1980       7-40 Years
          AmSouth Center                 5,384,009     1990       1990       7-40 Years
          Colonial Plaza                    25,980     1982       1997       7-40 Years
          International Park                95,529   1987/89      1997       7-40 Years
          Interstate Park                4,228,248   1982-85/89 1982-85/89   7-40 Years
          Lakeside Office Park             122,464   1989/90      1997       7-40 Years
          Mansell Office Park              457,529   1987/96/97   1997       7-40 Years
          P&S Building                     393,176   1946/76/91   1974       7-40 Years
          Progress Center                  185,392   1983-91      1997       7-40 Years
          Riverchase Center                510,103   1984-88      1997       7-40 Years
          University Park                1,600,448     1985       1985       7-40 Years
        Active Development Projects:
          CG at Bayshore II                 54,217     N/A        1985        N/A
          CG at Cypress Crossing                -0-    N/A        1997        N/A
          CG at Edgewater II                    -0-    N/A        1997        N/A
          CG at Hunter's Creek             320,071     N/A        1996        N/A
          CG at Inverness Lakes II              -0-    N/A        1994        N/A
          CG at Lakewood Ranch                  -0-    N/A        1997        N/A
          CG at Research Park II                -0-    N/A        1985        N/A
          CG at Wesleyan II                     -0-    N/A        1996        N/A
          CV at Citrus Park                     -0-    N/A        1997        N/A
          CV at Inverness IV                35,227     N/A        1985        N/A
          CV at McGehee Place                   -0-    N/A        1987        N/A
          CV at River Hills III            362,235     N/A        1985        N/A
          Other Miscellaneous Projects          -0-    N/A        1993        N/A
        Unimproved Land:
          Macon Mall Outparcels                 -0-    N/A        1987        N/A
          McGehee Place Land                    -0-    N/A        1981        N/A
          North Heathrow Land                   -0-    N/A        1997        N/A
          Village Mall                          -0-    N/A        1981        N/A
       -----------------------------------------------------------------------------
                                     $ 124,236,057
                                 ===================================================

                              NOTES TO SCHEDULE III
                            COLONIAL PROPERTIES TRUST
                               December 31, 1997


(1) The aggregate cost for Federal Income Tax purposes was approximately $1,151,629,000 at December 31, 1997.

(2)  See   description  of  mortgage  notes  payable  in  Note  7  of  Notes  to
     Consolidated Financial Statements.

(3) The following is a reconciliation of real estate to balances reported at the beginning of the year:


                                      Reconciliation of Real Estate

                                                         1997              1996             1995
                                                    ---------------   ---------------   -------------
      Real estate investments:
         Balance at beginning of year               $ 1,017,009,315    $ 736,937,703    $ 640,680,718
            Acquisitions of new property               451,256,964       173,276,789      67,326,328
            Improvements and development                97,564,705       107,834,251      29,121,438
            Dispositions of property                   (76,716,969)       (1,039,428)       (190,781)
                                                    ---------------   ---------------   -------------

         Balance at end of year                     $ 1,489,114,015   $ 1,017,009,315   $ 736,937,703
                                                    ===============   ===============   =============


                                Reconciliation of Accumulated Depreciation

                                                         1997              1996             1995
                                                    ---------------   ---------------   -------------
      Accumulated depreciation:
         Balance at beginning of year                 $101,541,658       $79,780,292     $61,773,344
            Depreciation                                31,945,960        22,015,054      18,044,446
            Depreciation of disposition of property     (9,251,561)         (253,688)        (37,498)
                                                    ---------------   ---------------   -------------

         Balance at end of year                       $124,236,057      $101,541,658     $79,780,292
                                                    ===============   ===============   =============


                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

Our report on the consolidated financial statements of Colonial Properties Trust has been incorporated by reference in this Form 10-K from the 1997 Annual Report to Shareholders of Colonial Properties Trust. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in Item 14 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
January 19, 1998