Form 10-Q
period 1998-03-31
COLONIAL PROPERTIES TRUST
filed 1998-05-06
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the  Quarterly  Period  Ended:  March 31,  Commission File Number: 1-12358
1998


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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___


      As of May 5, 1998, Colonial Properties Trust had 25,804,476 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q


                                                                            Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               March 31, 1998 and December 31, 1997                        3

               Consolidated Condensed Statements of Income for the
               Three Months Ended March 31, 1998 and 1997                  4

               Consolidated Condensed Statements of Cash Flows
               for the Three Months Ended March 31, 1998 and 1997          5

               Notes to Consolidated Condensed Financial Statements        6

               Report of Independent Accountants                           9

      Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

PART II:  OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                 14

EXHIBIT                                                                    15

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                           March 31, 1998
                                                             (Unaudited)    December 31, 1997
                                                             -----------    -----------
                                    ASSETS

Land, buildings, & equipment, net .......................... $ 1,337,030    $ 1,268,432
Undeveloped land and construction in progress ..............      64,117         98,555
Cash and equivalents .......................................       3,144          4,531
Restricted cash ............................................       2,678          2,665
Accounts receivable, net ...................................       7,135          7,301
Prepaid expenses ...........................................       2,964          3,164
Deferred debt and lease costs ..............................       6,845          6,901
Investment in unconsolidated subsidiaries ..................         225            685
Other assets ...............................................       5,257          4,844
                                                             -----------    -----------

                                                             $ 1,429,395    $ 1,397,078
                                                             ===========    ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable ................................ $   695,034    $   702,044
Accounts payable ...........................................       4,851         15,026
Accrued interest ...........................................       7,949          6,526
Accrued expenses ...........................................       6,047          2,814
Tenant deposits ............................................       3,877          3,715
Unearned rent ..............................................       2,822          2,253
                                                             -----------    -----------

    Total liabilities ......................................     720,580        732,378
                                                             -----------    -----------

Minority interest ..........................................     180,297        174,281
                                                             -----------    -----------

 Preferred shares of beneficial interest, $.01 par value,
     10,000,000 shares authorized; 5,000,000 shares
     issued and outstanding at March  31, 1998 and .........          50             50
     December 31, 1997, respectively
Common shares of beneficial interest, $.01 par value,
    65,000,000  shares  authorized;  22,801,982 and 21,152,754 shares issued and outstanding at March 31, 1998 and
    December 31, 1997, respectively ........................         228            212
Additional paid-in capital .................................     567,482        524,605
Cumulative earnings ........................................      92,282         82,716
Cumulative distributions ...................................    (131,141)      (116,768)
Deferred compensation on restricted shares .................        (383)          (396)
                                                             -----------    -----------

    Total shareholders' equity .............................     528,518        490,419
                                                             -----------    -----------

                                                             $ 1,429,395    $ 1,397,078
                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               1998        1997
                                                              ------------------

Revenue:
    Minimum rent ......................................... $ 47,183    $ 33,660
    Percentage rent ......................................      778         322
    Tenant recoveries ....................................    7,281       3,420
    Other ................................................    3,068       1,768
                                                           --------    --------

       Total revenue .....................................   58,310      39,170
                                                           --------    --------

Property operating expenses:
    General operating expenses ...........................    4,310       2,668
    Salaries and benefits ................................    2,869       2,274
    Repairs and maintenance ..............................    5,746       3,580
    Taxes, licenses, and insurance .......................    4,854       3,618
General and administrative ...............................    2,554       1,213
Depreciation .............................................   10,161       6,669
Amortization .............................................      337         354
                                                           --------    --------

       Total operating expenses ..........................   30,831      20,376
                                                           --------    --------

       Income from operations ............................   27,479      18,794
                                                           --------    --------

Other income (expense):
    Interest expense .....................................  (12,579)     (8,488)
    Income (loss) from unconsolidated subsidiaries .......     (428)         40
    Losses from sales of property ........................      (32)         (1)
    Minority interest in consolidated operating property..      -0-         (56)
                                                           --------    --------

       Total other expense ...............................  (13,039)     (8,505)
                                                           --------    --------

       Income before extraordinary items and
       minority interest in CRLP .........................   14,440      10,289
Extraordinary loss from early extinguishment of debt .....     (395)       (384)
                                                           --------    --------

       Income before minority interest in CRLP ...........   14,045       9,905
Minority interest in income of CRLP ......................    4,479       3,092
                                                           --------    --------

       Net income ........................................ $  9,566    $  6,813
Dividends to preferred shareholders ......................   (2,734)        -0-
                                                           --------    --------

       Net income available to common shareholders ....... $  6,832    $  6,813
                                                           ========    ========

Net income per common share - basic ...................... $   0.32    $   0.37
                                                           ========    ========

Net income per common share - diluted .................... $   0.32    $   0.36
                                                           ========    ========

Weighted average common shares outstanding ...............   21,411      18,657
                                                           ========    ========

 The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------
                                                                   Three Months Ended
                                                                        March 31,
                                                                 --------------------
                                                                     1998        1997
                                                                 --------------------

Cash flows from operating activities:
    Net  income ..............................................   $  9,566    $  6,813
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization ........................     10,498       7,023
        (Income) loss from unconsolidated subsidiaries .......        428         (40)
        Minority interest ....................................      4,479       3,148
        Other ................................................        560         543
    Decrease (increase) in:
        Restricted cash ......................................        (13)       (118)
        Accounts receivable ..................................          4        (279)
        Prepaid expenses .....................................        209         618
        Other assets .........................................       (638)        198
    Increase (decrease) in:
        Accounts payable .....................................    (10,175)     (1,284)
        Accrued interest .....................................      1,423        (519)
        Accrued expenses and other ...........................      3,606        (473)
                                                                 --------    --------
           Net cash provided by operating activities .........     19,947      15,630
                                                                 --------    --------

Cash flows from investing activities:
    Acquisition of properties ................................    (24,879)    (19,393)
    Development expenditures .................................     (9,455)    (31,991)
    Tenant improvements ......................................       (672)       (471)
    Capital expenditures .....................................     (1,320)     (1,147)
    Distributions from subsidiaries ..........................         52         269
    Capital contributions to subsidiaries ....................        (20)       (120)
                                                                 --------    --------
           Net cash used in investing activities .............    (36,294)    (52,853)
                                                                 --------    --------

Cash flows from financing activities:
    Proceeds from common stock issuances, net of expenses paid     47,806      43,355
    Principal reductions of debt .............................    (11,303)    (24,789)
    Proceeds from additional borrowings ......................        -0-      50,000
    Net change in revolving credit balances ..................     (1,438)    (17,306)
    Dividends paid to common and preferred shareholders ......    (14,373)     (9,968)
    Distributions to minority partners .......................     (5,307)     (4,359)
    Payment of mortgage financing cost .......................        (30)       (803)
    Other, net ...............................................       (395)         35
                                                                 --------    --------
           Net cash provided by financing activities .........     14,960      36,165
                                                                 --------    --------
           Decrease in cash and equivalents ..................     (1,387)     (1,058)
Cash and equivalents, beginning of period ....................      4,531       3,342
                                                                 --------    --------
Cash and equivalents, end of period ..........................   $  3,144    $  2,284
                                                                 ========    ========

 The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

Note 1 -- Basis of Presentation
      The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management is currently considering the disclosure impact of the adoption of SFAS 131.

Note 2 -- Acquisitions
      Perimeter Corporate Park--On January 9, 1998, the Company acquired Perimeter Corporate Park, an office park comprised of two multi-tenant buildings in Huntsville, Alabama totaling 233,000 square feet of leasable area. Major tenants include Mevatec, Schafer Corporation, Computer Systems Technology, EER Systems Corporation, and Silicon Graphics. The purchase price of $19.5 million was funded by the assumption of $5.7 million of debt and an advance on the Company's unsecured line of credit.

      Independence Plaza--On January 15, 1998, the Company acquired Independence Plaza, a 106,000 square foot office building in Birmingham, Alabama, for a purchase price of $7.5 million. Major tenants include AmSouth Bank, the Cooney, Rikard & Curtain insurance firm and Wall Street Deli (executive offices). The entire purchase price was funded through an advance on the Company's unsecured line of credit.

      Lakewood Plaza--On January 12, 1998, the Company completed its acquisition of Lakewood Plaza, a 195,000 square foot community shopping center in Jacksonville, Florida, by issuing 12,453 limited partnership units in Colonial Realty Limited Partnership. The total value of $356,000 was determined pursuant to an agreement entered into at the time of acquisition in October 1997.

      Yadkin Plaza--On January 20, 1998, the Company acquired the Lowe's Foods at Yadkin Plaza, a community shopping center in Yadkinville, North Carolina, which the Company acquired in November 1997. The Company acquired the Lowe's Foods at a purchase price of $3.1 million, which was financed through the issuance of 52,972 limited partnership units in Colonial Realty Limited Partnership, valued at $1.6 million, and an advance on the Company's unsecured line of credit.

Note 3 -- Distribution
      On April 23, 1998, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.55 per share and per unit, totaling $19.7 million. The distribution was declared to shareholders and partners of record as of May 4, 1998, and will be paid on May 11, 1998.

Note 4 -- Equity Offerings
      During the first quarter of 1998 the Company completed three public offerings of common shares totaling 1,563,038 shares. Subsequent to quarter-end, in April 1998, the Company completed one additional public offering of 3,000,000 common shares. The proceeds of the offerings were used to fund acquisition and development expenditures, repay balances outstanding on the Company's revolving credit agreement, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these equity offerings are as follows:

                                                        (in thousands)
                                                  ----------------------------
              Type of    Number of    Price        Gross    Offering    Net
   Date      Offering      Shares     Per Share              Costs    Proceeds
                                                  Proceeds
------------ ---------- ------------  ----------  --------- --------- --------
February,     Common      375,540   $  30.0000  $   11,266   $   627 $ 10,639
1998
March, 1998   Common      806,452      31.0000      25,000     1,389   23,611
March, 1998   Common      381,046      31.0000      11,812       656   11,156
April, 1998   Common     3,000,000     30.1250      90,375     4,780   85,595


Note 5 -- Net Income Per Share
      The following table sets forth the computation of basic and diluted earnings per share:

                                    (Amounts in thousands,
                                    except per share data)
                                  ---------------------------
                                       Three      Three
                                      Months      Months
                                       Ended      Ended
                                     March 31,    March 31,
                                       1998          1997
                                    ------------  -----------
     Numerator:
      Numerator   for  basic  and
      diluted   net   income  per
      share    -    net    income
      available     to     common
      shareholders                $       6,832 $      6,813
                                    ============  ===========

     Denominator:
      Denominator  for  basic net
      income    per    share    -
      weighted   average   common
      shares                             21,411       18,657
      Effect     of      dilutive
      securities:
      Trustee and employee  stock
      options                                54           46
                                    ------------  -----------
      Denominator   for   diluted
      net   income  per  share  -
      adjusted  weighted  average
      common shares                      21,465       18,703
                                    ============  ===========

      Basic net income per share  $         .32 $        .37
                                    ============  ===========

      Diluted net income per share $        .32 $        .36
                                    ============  ===========

Options to purchase 15,000 Common Shares at a weighted average exercise price of $30.69 per share were outstanding during 1998 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of March 31, 1998, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 1998, except for Note 14, as to which the date is February 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ Coopers & Lybrand L.L.P.
                                                COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
April 22, 1998

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
      Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in eight states in the Sunbelt region of the United States. As of March 31, 1998, Colonial's real estate portfolio consisted of 43 multifamily communities, 37 retail properties, and 15 office properties.

     As of March 31, 1998, Colonial was one of the largest diversified REITs in the United States. Consistent with its diversified strategy, Colonial manages its business with three separate and distinct operating divisions: Multifamily, Retail, and Office. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows Colonial to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides the Company with synergy allowing it to take advantage of a variety of investment opportunities.

      The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Company's 1997 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto. As used herein, the terms "Colonial" or "the Company" include Colonial Properties Trust, and one or more of its subsidiaries including, among others, Colonial Realty Limited Partnership
(CRLP).

      Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

Results of  Operations -- Three Months Ended March 31, 1998 and 1997 Revenues --
      Total revenues increased by $19.1 million, or 48.9%, for the first quarter of 1998 when compared to the first quarter of 1997. This increase primarily represents revenues generated by properties acquired or developed during 1998 and 1997. The remaining increase relates to increases in rental rates at existing properties.

      Operating Expenses -- Total operating expenses increased by $10.5 million, or 51.3%, for the first quarter of 1998 when compared to the first quarter of 1997. The majority of this increase, $9.1 million, relates to additional operating expenses associated with properties that were acquired or developed during 1998 and 1997. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

      Other Income and Expenses -- Interest expense increased by $4.1 million, or 48.2%, for the first quarter of 1998 when compared to the first quarter of 1997. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
      During the first quarter of 1998, the Company invested $36.1 million in its acquisition and development of properties. The Company financed this growth through net proceeds from public offerings of equity totaling $45.4 million during the first quarter, advances on its bank line of credit, the issuance of limited partnership units in CRLP, assumptions of debt, and cash from operations. As of March 31, 1998, the Company had one bank line of credit providing for total borrowings of $200 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 100 basis points and LIBOR plus 150 basis points and expires in July 1998. The balance outstanding on this line at March 31, 1998, was $115.6 million.

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

      The Company is aware of the potential issues associated with the data conversion and system upgrades necessary for its computer systems to be year 2000 compliant. The Company currently believes that, with modifications to existing software at the corporate level and upgrading operational systems at the property level, the year 2000 issue will not have a material impact on the operations of the Company. At the current time, the Company has not determined the cost that will ultimately be incurred to be year 2000 compliant.

Funds from Operations
     The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The

Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the first quarter of 1998 and 1997 was computed as follows:

(in thousands)                               1998            1997
------------------------------------------------------------------
Net income available to common           $  6,832        $  6,813
shareholders
Adjustments:
    Minority interest in CRLP               4,479           3,092
    Real estate depreciation (1)           10,184           6,791
    Losses from sales of property              35               3
    (1)
    Debt prepayment penalties                 395             384
------------------------------------------------------------------
Funds From Operations                    $ 21,925        $ 17,083
------------------------------------------------------------------

(1) Includes pro-rata share of adjustments for subsidiaries.

                            COLONIAL PROPERTIES TRUST
                          PART II -- OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibit

          15. Letter re:  Unaudited Interim Financial Information

      (b)  Reports on Form 8-K

          The following reports on Form 8-K have been filed during the quarter ended March 31, 1998:

            Form 8-K dated February 11, 1998, filed selected portions of the Company's earnings release for the three- and twelve-month period ended December 31, 1997, under Item 5, "Other Events."

            Form 8-K dated February 17, 1998, filed certain documents related to the Company's offering of common shares under Item 5, "Other Events."

            Form 8-K dated March 26, 1998, filed certain documents related to the Company's offering of common shares under Item 5, "Other Events."

            Form 8-K dated March 26, 1998, filed certain documents related to the Company's offering of common shares under Item 5, "Other Events."

            Form 8-K dated March 31, 1998, filed amendments to Financial Data Schedules for reporting periods during 1997 and 1996 due to the Registrant's adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share, under Item 5, "Other
            Events."

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                         COLONIAL PROPERTIES TRUST




Date:  May 6, 1998                       /s/ Howard B. Nelson, Jr.
                                         -------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  May 6, 1998                       /s/ Kenneth E. Howell
                                         ---------------------
                                         Kenneth E. Howell
                                         Vice President, Controller,
                                         and Assistant Secretary
                                         (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                             Re:  Colonial Properties Trust
                                                        (File No. 1-12358)
                                                  Registrations on Form S-8
                                                  Registrations on Form S-3


We are aware that our report dated April 22, 1998 on our review of interim financial information of Colonial Properties Trust for the quarters ended March 31, 1998 and 1997 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997; and Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                 /s/ Coopers & Lybrand L.L.P.
                                                   COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
May 6, 1998