Form 10-Q
period 1998-06-30
COLONIAL PROPERTIES TRUST
filed 1998-08-12
CIK 909111

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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___


      As of August 7, 1998, Colonial Properties Trust had 25,948,557 Common Shares of Beneficial Interest outstanding.

                          COLONIAL PROPERTIES TRUST
                              INDEX TO FORM 10-Q


                                                                          Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               June 30, 1998 and December 31, 1997                         3

               Consolidated Condensed Statements of Income for the
               Three  Months and for the Six Months  Ended June 30, 1998   4
and 1997

               Consolidated Condensed Statements of Cash Flows
               for the Six Months Ended June 30, 1998 and 1997             5

               Notes to Consolidated Condensed Financial Statements        6

               Report of Independent Accountants                           10

      Item 2.  Management's Discussion and Analysis of Financial           11
            Condition and Results of Operations

PART II:  OTHER INFORMATION


      Item 2.  Changes in Securities                                       14

      Item 4.  Submission of Matters to a Vote of Security Holders         14

      Item 6.  Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                 16

EXHIBIT                                                                    17

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                                                June 30, 1998
                                                                                 (Unaudited) December 31, 1997
                                                                                -----------    -----------
                                         ASSETS

Land, buildings, and equipment, net .........................................   $ 1,483,365    $ 1,268,432
Undeveloped land and construction in progress ...............................        54,113         98,555
Cash and equivalents ........................................................         3,116          4,531
Restricted cash .............................................................         2,697          2,665
Accounts receivable, net ....................................................         8,382          7,301
Prepaid expenses ............................................................         2,971          3,164
Deferred debt and lease costs, net ..........................................         6,646          6,901
Other assets ................................................................         5,590          5,529
                                                                                -----------    -----------

                                                                                $ 1,566,880    $ 1,397,078
                                                                                ===========    ===========


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable .................................................   $   743,441    $   702,044
Accounts payable ............................................................         7,251         15,026
Accrued interest ............................................................         6,812          6,526
Accrued expenses ............................................................        10,510          2,814
Tenant deposits .............................................................         4,031          3,715
Unearned rent ...............................................................         2,331          2,253
                                                                                -----------    -----------

     Total liabilities ......................................................       774,376        732,378
                                                                                -----------    -----------

Minority interest ...........................................................       187,490        174,281
                                                                                -----------    -----------

 Preferred shares of  beneficial  interest,  $.01 par value,  10,000,000  shares authorized; 5,000,000 shares issued and outstanding at June 30, 1998 and
      December 31, 1997, respectively .......................................            50             50
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares  authorized;  25,939,326 and 21,152,754 shares issued and outstanding at June 30, 1998 and
     December 31, 1997, respectively ........................................           259            212
Additional paid-in capital ..................................................       649,056        524,605
Cumulative earnings .........................................................       104,074         82,716
Cumulative distributions ....................................................      (148,067)      (116,768)
Deferred compensation on restricted shares ..................................          (358)          (396)
                                                                                -----------    -----------

     Total shareholders' equity .............................................       605,014        490,419
                                                                                -----------    -----------

                                                                                $ 1,566,880    $ 1,397,078
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

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              _____________________

                                                                 Three Months Ended        Six Months Ended
                                                                        June 30,                  June 30,
                                                                    1998         1997         1998         1997
                                                               ---------    ---------    ---------    ---------

Revenue:
     Minimum rent ..........................................   $  48,822    $  36,100    $  96,005    $  69,760
     Percentage rent .......................................         664          370        1,442          692
     Tenant recoveries .....................................       6,958        3,785       14,239        7,205
     Other .................................................       3,139        2,568        5,957        4,336
                                                               ---------    ---------    ---------    ---------

        Total revenue ......................................      59,583       42,823      117,643       81,993
                                                               ---------    ---------    ---------    ---------

Property operating expenses:
     General operating expenses ............................       4,396        2,949        8,706        5,617
     Salaries and benefits .................................       3,004        2,413        5,873        4,687
     Repairs and maintenance ...............................       5,598        4,444       11,094        8,024
     Taxes, licenses, and insurance ........................       5,082        3,816        9,936        7,434
General and administrative .................................       1,363        1,551        3,917        2,764
Depreciation ...............................................      10,794        7,385       20,955       14,054
Amortization ...............................................         343          371          680          725
                                                               ---------    ---------    ---------    ---------

        Total operating expenses ...........................      30,580       22,929       61,161       43,305
                                                               ---------    ---------    ---------    ---------

        Income from operations .............................      29,003       19,894       56,482       38,688
                                                               ---------    ---------    ---------    ---------

Other income (expense):
     Interest expense ......................................     (11,612)      (9,374)     (24,191)     (17,862)
     Income (loss) from unconsolidated subsidiaries ........        (538)         (14)        (966)          26
     Gains (losses) from sales of property .................          65          -0-           33           (1)
     Minority interest in consolidated operating property ..         -0-          (58)         -0-         (114)
                                                               ---------    ---------    ---------    ---------

        Total other expense ................................     (12,085)      (9,446)     (25,124)     (17,951)
                                                               ---------    ---------    ---------    ---------

        Income before extraordinary item and
        minority interest in CRLP ..........................      16,918       10,448       31,358       20,737
Extraordinary loss from early extinguishment of debt .......          (5)         (97)        (400)        (481)
                                                               ---------    ---------    ---------    ---------

        Income before minority interest in CRLP ............      16,913       10,351       30,958       20,256
Minority interest in income of CRLP ........................       5,122        3,209        9,601        6,301
                                                               ---------    ---------    ---------    ---------

        Net income .........................................   $  11,791    $   7,142    $  21,357    $  13,955
Dividends to preferred shareholders ........................      (2,735)         -0-       (5,469)         -0-
                                                               ---------    ---------    ---------    ---------

     Net income available to common shareholders ...........   $   9,056    $   7,142    $  15,888    $  13,955
                                                               =========    =========    =========    =========

Net income per common share - basic and diluted ............   $    0.36    $    0.37    $    0.68    $    0.74
                                                               =========    =========    =========    =========

Weighted average common shares outstanding .................      24,984       19,195       23,207       18,928
                                                               =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               ___________________
                                                                    Six Months Ended
                                                                         June 30,
                                                                    1998         1997
                                                                 ---------    ---------

Cash flows from operating activities:
     Net  income ............................................... $  21,357    $  13,955
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization .........................    21,635       14,779
         (Income) loss from unconsolidated subsidiaries ........       966          (26)
         Minority interest .....................................     9,601        6,415
         Other .................................................       689          787
     Decrease (increase) in:
         Restricted cash .......................................       (32)        (143)
         Accounts receivable ...................................    (1,433)          (3)
         Prepaid expenses ......................................       196          781
         Other assets ..........................................    (1,423)        (339)
     Increase (decrease) in:
         Accounts payable ......................................    (7,775)      (3,778)
         Accrued interest ......................................       286        1,064
         Accrued expenses and other ............................     6,737        2,550
                                                                 ---------    ---------
            Net cash provided by operating activities ..........    50,804       36,042
                                                                 ---------    ---------

Cash flows from investing activities:
     Acquisition of properties .................................  (143,203)     (83,412)
     Development expenditures ..................................   (33,946)     (52,467)
     Tenant improvements .......................................    (1,420)        (784)
     Capital expenditures ......................................    (4,712)      (4,609)
     Proceeds from sales of property, net of selling costs .....       908          -0-
     Distributions from unconsolidated subsidiaries ............        75          426
     Capital contributions to unconsolidated subsidiaries ......       (21)        (136)
                                                                 ---------    ---------
            Net cash used in investing activities ..............  (182,319)    (140,982)
                                                                 ---------    ---------

Cash flows from financing activities:
     Proceeds from common stock issuances, net of expenses paid    136,972       43,355
     Principal reductions of debt ..............................   (11,869)     (32,397)
     Proceeds from additional borrowings .......................       -0-       50,000
     Net change in revolving credit balances ...................    47,524       72,943
     Dividends paid to common and preferred shareholders .......   (31,299)     (19,945)
     Distributions to minority partners in CRLP ................   (10,796)      (8,792)
     Payment of mortgage financing cost ........................       (32)      (1,021)
     Other, net ................................................      (400)         388
                                                                 ---------    ---------
            Net cash provided by financing activities ..........   130,100      104,531
                                                                 ---------    ---------
            Increase (decrease) in cash and equivalents ........    (1,415)        (409)
Cash and equivalents, beginning of period ......................     4,531        3,342
                                                                 ---------    ---------
Cash and equivalents, end of period ............................ $   3,116    $   2,933
                                                                 =========    =========

The accompanying notes are an integral part of these financial statements.

                          COLONIAL PROPERTIES TRUST
                            NOTES TO CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

Note 1 -- Basis of Presentation
      The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998. The December 31, 1997 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Note 2 -- Acquisitions
      Ashley Plantation--On May 1, 1998, the Company acquired Ashley Plantation, a 200-unit apartment complex developed in 1997 on approximately 21 acres of land in Bluffton, South Carolina. The average unit size is 1,026 square feet, and the average unit market rent is $768 per month. The purchase price of $13.7 million was financed through an advance on the Company's unsecured line of credit.

      Orlando Fashion Square--On May 29, 1998, the Company acquired Orlando Fashion Square, a 1.1 million square foot regional mall (including 361,000 square feet of tenant-owned space) in Orlando, Florida, for a total purchase price of $104 million. The mall anchors include Burdine's, Sears, Gayfers, JC Penney and General Cinemas. The entire purchase price was funded through an advance on the Company's unsecured line of credit.

Note 3 -- Increase in Revolving Credit Agreement
      On July 10, 1998, the Company increased the borrowing capacity under its unsecured line of credit from $200 million to $250 million. The credit facility, which is used by the Company primarily to finance additional property investments, bears interest at a rate ranging between 80 and 135 basis points above LIBOR. The credit facility is renewable in July 2000 with approval of all parties involved and provides for a two-year amortization in the event of non-renewal.

Note 4 -- Equity Offering
      On April 27, 1998, the Company closed an underwritten public offering of 3,046,400 shares of the Company's common shares at $30.125 per share. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $86.8 million. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

Note 5 -- Net Income Per Share
      The following table sets forth the computation of basic and diluted earnings per share:

                             (Amounts in thousands,
                             except per share data)
                                -----------------------------------------
                                  Three     Three        Six       Six
                                  Months    Months
                                   Ended     Ended     Months    Months
                                  June      June        Ended     Ended
                                    30,       30,      June      June
                                                         30,       30,
                                   1998      1997       1998      1997
                                  --------  --------   --------  --------
       Numerator:
      Numerator  for  basic and
      diluted  net  income  per
      share   -   net    income $   9,056 $   7,142  $  15,888 $  13,955
      available    to    common
      shareholders
                                  ========  ========   ========  ========

     Denominator:
      Denominator   for   basic
      net  income  per  share -
      weighted  average  common    24,984    19,195     23,207    18,928
      shares
      Effect    of     dilutive
      securities:
      Trustee   and    employee        53        46         53        46
      stock options
                                  --------  --------   --------  --------
      Denominator  for  diluted
      net  income  per  share -
      adjusted         weighted    25,037    19,241     23,260    18,974
      average common shares
                                  ========  ========   ========  ========

      Basic  and   diluted  net $     .36 $     .37  $     .68 $     .74
      income per share
                                  ========  ========   ========  ========

Options to purchase 15,000 Common Shares at a weighted average exercise price of $30.69 per share were outstanding during 1998 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 6 -- Pro Forma Information (Unaudited)
      The following unaudited pro forma operating results for the Company have been presented as if the 1997 and 1998 equity and debt offerings and the 1997 and 1998 property acquisitions and dispositions had occurred on January 1, 1997. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                           (Amounts in thousands,
                                           except per share data)
                                           ---------------------
                                              Six Months Ended
                                                  June 30,
                                               1998       1997
                                             --------  ---------

      Revenues                             $ 130,914 $  113,998
                                             ========  =========

      Income before minority  interest and $  33,875 $   35,192
      preferred dividends
                                             ========  =========

      Net  income   available   to  common $  18,621 $   19,558
      shareholders
                                             ======== =========

      Net  income  per  share - basic  and $     .72 $      .75
      diluted
                                             ========  =========

The pro forma information includes the operations of the properties acquired and disposed in 1997, as discussed in the Company's 1997 Form 10-K, the properties acquired in 1998 through June 30, as discussed in the Company's Form 10-Q for the quarter ended March 31, 1998, and Note 2 above, and the properties acquired subsequent to June 30, 1998, as discussed in Note 7 below.

Note 7 -- Subsequent Events
      Acquisitions
      River Hills I--On July 1, 1998, the Company acquired River Hills I, a 248-unit phase of the River Hills apartment complex on approximately 30 acres of land in Tampa, Florida. The multifamily community was developed in 1985 and was 90% leased at the time of acquisition. The purchase price of $8.5 million was funded through an advance on the Company's unsecured line of credit. The average unit size is 907 square feet with average unit market rent of $549 per month.

      Haverhill Apartments--On July 1, 1998, the Company acquired a 79.8% interest in Haverhill Apartments, a 322-unit apartment complex on approximately 19 acres of land in San Antonio, Texas. The multifamily community was developed in 1998 and was 90% leased at the time of acquisition. The purchase price of $17.2 million was funded through an advance on the Company's unsecured line of credit. The average unit size is 1,019 square feet with average unit market rent of $857 per month. The remaining 20.2% ownership in this property will be reflected as "minority interest in consolidated operating property" in the Company's balance sheet and statement of income, and will be included in "minority interest" on the Company's statement of cash flows.

      Mansell Overlook 200 and Shoppes at Mansell--On July 1, 1998, the Company completed the final phase of its merger with certain affiliates of Johnson Development Company, LLC. The final phase included Mansell Overlook 200, a six-story office building containing 163,000 square feet of space, and the Shoppes at Mansell, a 21,000 square foot community shopping center.

      Mansell Overlook 200 was developed in 1997 and was 95% occupied at the time of the merger. This part of the merger, valued at $27.7 million, was funded through the issuance of 396,365 limited partnership units in Colonial Realty Limited Partnership valued at $11.7 million, and an advance on the Company's unsecured line of credit.

      The Shoppes at Mansell was also developed in 1997 and was 95% occupied at the time of the merger. The merger of Shoppes at Mansell, valued at $3.7 million, was funded through the issuance of 76,809 limited partnership units in Colonial Realty Limited Partnership valued at $2.3 million, and an advance on the Company's unsecured line of credit.

      Shades Brook Building--On July 13, 1998, the Company acquired the Shades Brook Building, a three-story office building containing 35,000 square feet of space in Birmingham, Alabama. Shades Brook was acquired for a total purchase price of $3.1 million, which was financed through the issuance of 28,492 limited partnership units in Colonial Realty Limited Partnership valued at $871,000, and an advance on the Company's unsecured line of credit. Shades Brook was built in 1979 and was 93% occupied at the time of acquisition.

      Concourse Center--On July 23, 1998, the Company acquired Concourse Center, an office park comprised of four multi-tenant buildings in Tampa, Florida totaling 290,000 square feet of leasable area. The purchase price of $30.1 million was financed through an advance on the Company's unsecured line of credit. Concourse Center was built between 1981 and 1985 and was 99% occupied at the time of acquisition.

      In The Pines Apartments--On July 30, 1998, the Company acquired In The Pines, a 256-unit multifamily apartment community on approximately 22 acres of land in Augusta, Georgia. The community was developed in 1970 and 1988, and was 98% leased at the time of acquisition. The purchase price of $8.8 million was funded through an advance on the Company's unsecured line of credit. The average unit size is 993 square feet with average unit market rent of $671 per month.

      Debt Offering
      On July 14, 1998, the Company completed a $175 million public offering of unsecured senior notes by Colonial Realty Limited Partnership, its operating partnership. The securities, which mature in July 2007, bear a coupon rate of 7.0%, and were priced to yield an effective rate of 7.09% over the nine-year term. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      Quarterly Distribution
      On July 23, 1998, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.55 per share and per unit, respectively, totaling $19.8 million. The distribution was declared to shareholders of record as of August 3, 1998, and was paid on August 10, 1998.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of June 30, 1998, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 1998, except for Note 14, as to which the date is February 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ PricewaterhouseCoopers LLP
                                             PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama
July 17, 1998

                          COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
      Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of June 30, 1998, Colonial's real estate portfolio consisted of 44 multifamily communities, 38 retail properties, and 15 office properties.

      As of June 30, 1998, Colonial was one of the largest diversified REITs in the United States. Consistent with its diversified strategy, Colonial manages its business with three separate and distinct operating divisions: Multifamily, Retail, and Office. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows Colonial to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides the Company with synergy allowing it to take advantage of a variety of investment opportunities.

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

      Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in the Company's prospectuses and annual reports filed with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

Results of  Operations  -- Three  Months Ended June 30, 1998 and 1997 Revenue --
      Total revenue increased by $16.8 million, or 39.1%, for the second quarter of 1998 when compared to the second quarter of 1997. The majority of this increase, $15.4 million, represents revenues generated by properties acquired or developed during 1998 and the second half of 1997, net of revenues from properties disposed of in 1997. The remaining increase primarily relates to increases in rental rates at existing properties.

      Operating Expenses -- Total operating expenses increased by $7.7 million, or 33.4%, for the second quarter of 1998 when compared to the second quarter of 1997. The majority of this increase, $7.2 million, relates to additional operating expenses associated with properties that were acquired or developed during 1998 and the second half of 1997, net of operating expenses associated with properties disposed of in 1997. The remaining increase primarily relates to increases in operating expenses at existing properties.

      Other Income and Expense -- Interest expense increased by $2.2 million, or 23.9%, for the second quarter of 1998 when compared to the second quarter of 1997. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Results of  Operations  -- Six Months  Ended June 30,  1998 and 1997  Revenue --
      Total revenue increased by $35.7 million, or 43.5%, for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. This majority of this increase, $31.6 million, represents revenues generated by properties acquired or developed during 1998 and the second half of 1997, net of revenues from properties disposed of in 1997. The remaining increase primarily relates to increases in rental rates at existing properties.

      Operating Expenses -- Total operating expenses increased by $17.9 million, or 41.2%, for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The majority of this increase, $14.6 million, relates to additional operating expenses associated with properties that were acquired or developed during 1998 and the second half of 1997, net of operating expenses associated with properties disposed of in 1997. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

      Other Income and Expense -- Interest expense increased by $6.3 million, or 35.4%, for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
      During the second quarter of 1998, the Company invested $142.7 million in the acquisition and development of properties. The Company financed this growth through net proceeds from public offerings of equity totaling $86.8 million during the second quarter, advances on its bank line of credit, and cash from operations. As of June 30, 1998, the Company had one bank line of credit with a balance outstanding of $164.6 million. On July 10, 1998, the Company increased its line of credit to provide for total borrowings of up to $250 million. The increased line, which is used by the Company primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 80 to LIBOR plus 135 basis points, expires in July 2000, and provides for a two-year amortization in the event of non-renewal.

      On July 14, 1998, the Company completed a $175 million public offering of unsecured senior notes by Colonial Realty Limited Partnership, its operating partnership. The securities, which mature in July 2007, bear a coupon rate of 7.0%, and were priced to yield an effective rate of 7.09% over the nine-year term. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

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

Funds from Operations
      The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the second quarter of 1998 and 1997 and six months ended June 30, 1998 and 1997 was computed as follows:

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                     --------------------  --------------------
(in thousands)                            1998      1997       1998       1997
-----------------------------------------------  --------  ---------  ---------
Net income available to common        $  9,056   $         $          $
shareholders                                       7,142     15,888     13,955
Adjustments:
    Minority interest in CRLP            5,122     3,209      9,601      6,301
    Real estate depreciation (1)        10,803     7,478     20,987     14,269
     (Gains) losses from sales of         (68)       -0-       (33)          3
     property (1)
    Debt prepayment penalties                5        97        400        481
-----------------------------------------------  --------  ---------  ---------
Funds From Operations                 $ 24,918   $17,926   $ 46,843   $ 35,009
-----------------------------------------------  --------  ---------  ---------

(1) Includes pro-rata share of adjustments for subsidiaries.

                       COLONIAL PROPERTIES TRUST
                      PART II -- OTHER INFORMATION



Item 2.     Changes in Securities.

      On May 1, 1998, the Company issued a total of 7,222 common shares of beneficial interest to two limited partners of Colonial Realty Limited Partnership in redemption of an equal number of limited partnership units in Colonial Realty Limited Partnership. The shares were issued in a nonpublic offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 23, 1998. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of trustees whose term of office as a trustee continued after the meeting:

Proposal 1 - Election of Trustees
                          Term                      Votes
                           Expires    Votes For   Withheld
                          -----------------------------------
Elected Trustees:
M. Miller Gorrie             2001    19,395,230    303,370
James K. Lowder              2001    19,393,330    305,270
Herbert A. Meisler           2001    19,408,285    290,315
William M. Johnson           1999    19,395,699    302,901

Continuing Trustees:
Claude B. Nielsen            1999
Donald T. Senterfitt         1999
Carl F. Bailey               2000
Thomas H. Lowder             2000
Harold W. Ripps              2000

Proposal 2 - Adoption and Approval of the Second Amended and Restated Employee Share Option and Restricted Share Plan

      Votes For          10,631,887
      Votes Against       2,992,446
      Votes Withheld        120,393
      Broker Non-Votes    5,953,575

Proposal 3 - Ratification of Appointment of Independent Auditors

      Votes For          19,625,052
      Votes Against          16,392
      Votes Withheld         56,856
      Broker Non-Votes          -0-

Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibits

          15.  Letter re:  Unaudited Interim Financial Information

          27.  Financial Data Schedule (EDGAR Version Only)

      (b)  Reports on Form 8-K

            Form 8-K dated May 6, 1998, filed certain documents related to the Company's offering of common shares under Item 5, "Other Events."

            Form 8-K dated June 11, 1998, reported certain property acquisitions during 1998 up to June 11, 1998, under Item 5, "Other Events."

            Subsequent to quarter end, Form 8-K dated July 8, 1998, reported certain property acquisitions during 1998 up to July 8, 1998, under
            Item 5, "Other Events."

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                            COLONIAL PROPERTIES TRUST




Date:  August 12, 1998                   /s/ Howard B. Nelson, Jr.
                                         -------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  August 12, 1998                   /s/ Kenneth E. Howell
                                         ---------------------
                                         Kenneth E. Howell
                                         Vice President and Controller
                                        (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                          Re:  Colonial Properties Trust
                                              (File No. 1-12358)
                                               Registrations on Form S-8
                                               Registrations on Form S-3


We are aware that our report dated July 17, 1998 on our review of interim financial information of Colonial Properties Trust for the three-month and six-month periods ended June 30, 1998 and 1997 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-8 related to the Employee Share Option and Restricted Share Plan filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997; Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997; and Form S-8 related to the Second Amended and Restated Employee Share Option and Restricted Share Plan filed on July 31, 1998. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.



                                            /s/ PricewaterhouseCoopers LLP
                                             PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama
August 12, 1998