Form 10-Q
period 1998-09-30
COLONIAL PROPERTIES TRUST
filed 1998-11-13
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


For the  Quarterly  Period  Ended:            Commission File Number: 1-12358
September 30,  1998


                            COLONIAL PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)



                Alabama                               59-7007599
        (State of organization)                      (IRS Employer
                                                Identification Number)

        2101 Sixth Avenue North                          35203
               Suite 750                              (Zip Code)
          Birmingham, Alabama
(Address of principal executive offices)

                                       (205) 250-8700
                    (Registrant's telephone number, including area code)



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___


      As of November 6, 1998, Colonial Properties Trust had 26,054,634 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q


                                                                            Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               September 30, 1998 and December 31, 1997                      3

               Consolidated Condensed Statements of Income for the
               Three Months and for the Nine Months Ended  September  30,    4
               1998 and 1997

               Consolidated Condensed Statements of Cash Flows
               for the Nine Months Ended September 30, 1998 and 1997         5

               Notes to Consolidated Condensed Financial Statements          6

               Report of Independent Accountants                            10

      Item 2.  Management's Discussion and Analysis of Financial            11
               Condition and Results of Operations

PART II:  OTHER INFORMATION


      Item 2.  Changes in Securities                                        16

      Item 4.  Submission of Matters to a Vote of Security Holders          16

      Item 6.  Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                  17

EXHIBIT                                                                     18

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              ____________________

                                                               September 30, 1998
                                                                    (Unaudited)      December 31, 1997
                                                                    -----------          -----------
                                    ASSETS

Land, buildings, and equipment, net ................................$ 1,586,099          $ 1,268,432
Undeveloped land and construction in progress ......................     89,275               98,555
Cash and equivalents ...............................................      2,889                4,531
Restricted cash ....................................................      2,887                2,665
Accounts receivable, net ...........................................      8,552                7,301
Prepaid expenses ...................................................      2,825                3,164
Deferred debt and lease costs, net .................................      6,805                6,901
Other assets .......................................................      7,072                5,529
                                                                    -----------          -----------

                                                                    $ 1,706,404          $ 1,397,078
                                                                    ===========          ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable ........................................$   855,292          $   702,044
Accounts payable ...................................................      7,800               15,026
Accrued interest ...................................................     10,379                6,526
Accrued expenses ...................................................     15,883                2,814
Tenant deposits ....................................................      4,197                3,715
Unearned rent ......................................................      3,567                2,253
                                                                    -----------          -----------

     Total liabilities .............................................    897,118              732,378
                                                                    -----------          -----------

Minority interest ..................................................    198,606              174,281
                                                                    -----------          -----------

 Preferred shares of beneficial interest, $.01 par value,
      10,000,000 shares authorized; 5,000,000 shares
      issued and outstanding at September 30, 1998 and
      December 31, 1997, respectively ..............................         50                   50
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 26,045,402 and 21,152,754
     shares issued and outstanding at September 30, 1998 and
     December 31, 1997, respectively ...............................        260                  212
Additional paid-in capital .........................................    659,629              524,605
Cumulative earnings ................................................    116,148               82,716
Cumulative distributions ...........................................   (165,074)            (116,768)
Deferred compensation on restricted shares .........................       (333)                (396)
                                                                    -----------          -----------

     Total shareholders' equity ....................................    610,680              490,419
                                                                    -----------          -----------

                                                                    $ 1,706,404          $ 1,397,078
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

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              _____________________


                                                              Three Months Ended       Nine Months Ended
                                                                September 30,            September 30,
                                                             ---------   ---------  ---------   ---------
                                                                 1998        1997        1998        1997
                                                             ---------   ---------  ---------   ---------

Revenue:
     Minimum rent ..........................................$  54,664   $  40,150   $ 150,669   $ 109,910
     Percentage rent .......................................      551         214       1,993         906
     Tenant recoveries .....................................    8,171       4,386      22,409      11,592
     Other .................................................    4,796       2,729      10,753       7,064
                                                            ---------   ---------   ---------   ---------

        Total revenue ......................................   68,182      47,479     185,824     129,472
                                                            ---------   ---------   ---------   ---------

Property operating expenses:
     General operating expenses ............................    5,838       3,393      14,543       9,010
     Salaries and benefits .................................    3,191       2,781       9,065       7,468
     Repairs and maintenance ...............................    6,837       5,180      17,931      13,204
     Taxes, licenses, and insurance ........................    6,099       4,055      16,035      11,489
General and administrative .................................    2,207       1,508       6,124       4,272
Depreciation ...............................................   11,942       8,372      32,897      22,426
Amortization ...............................................      528         162       1,208         888
                                                            ---------   ---------   ---------   ---------

        Total operating expenses ...........................   36,642      25,451      97,803      68,757
                                                            ---------   ---------   ---------   ---------

        Income from operations .............................   31,540      22,028      88,021      60,715
                                                            ---------   ---------   ---------   ---------

Other income (expense):
     Interest expense ......................................  (13,917)    (10,934)    (38,108)    (28,796)
     Income (loss) from unconsolidated subsidiaries ........     (343)        104      (1,309)        130
     Gains (losses) from sales of property .................      (16)        -0-          17          (1)
     Minority interest in consolidated operating property ..      (62)        (64)        (62)       (179)
                                                            ---------   ---------   ---------   ---------

        Total other expense ................................  (14,338)    (10,894)    (39,462)    (28,846)
                                                            ---------   ---------   ---------   ---------

        Income before extraordinary item and
        minority interest in CRLP ..........................   17,202      11,134      48,559      31,869
Extraordinary loss from early extinguishment of debt .......       (1)     (2,927)       (401)     (3,408)
                                                            ---------   ---------   ---------   ---------

        Income before minority interest in CRLP ............   17,201       8,207      48,158      28,461
Minority interest in income of CRLP ........................    5,125       2,531      14,726       8,832
                                                            ---------   ---------   ---------   ---------

        Net income .........................................$  12,076   $   5,676   $  33,432   $  19,629
Dividends to preferred shareholders ........................   (2,735)        -0-      (8,203)        -0-
                                                            ---------   ---------   ---------   ---------

     Net income available to common shareholders ...........$   9,341   $   5,676   $  25,229   $  19,629
                                                            =========   =========   =========   =========

Net income per common share - basic and diluted ............$    0.36   $    0.28   $    1.04   $    1.01
                                                            =========   =========   =========   =========

Weighted average common shares outstanding .................   26,000      20,372      24,148      19,414
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

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               ___________________

                                                                     Nine Months Ended
                                                                        September 30,
                                                                 ------------------------
                                                                     1998          1997
                                                                 ----------    ----------

Cash flows from operating activities:
     Net  income ..............................................   $  33,432    $  19,629
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .........................      34,105       23,314
        (Income) loss from unconsolidated subsidiaries ........       1,309         (130)
        Minority interest .....................................      14,788        9,011
        Other .................................................         927        3,807
     Decrease (increase) in:
        Restricted cash .......................................        (222)        (381)
        Accounts receivable ...................................      (1,822)        (692)
        Prepaid expenses ......................................         342        1,039
        Other assets ..........................................      (3,697)          69
     Increase (decrease) in:
        Accounts payable ......................................      (7,226)     (12,240)
        Accrued interest ......................................       3,853          957
        Accrued expenses and other ............................      10,999        5,519
                                                                  ---------    ---------
            Net cash provided by operating activities .........      86,788       49,902
                                                                  ---------    ---------

Cash flows from investing activities:
     Acquisition of properties ................................    (225,627)    (113,400)
     Development expenditures .................................     (68,547)     (68,450)
     Tenant improvements ......................................      (2,702)      (1,289)
     Capital expenditures .....................................     (12,388)      (8,052)
     Proceeds from sales of property, net of selling costs ....         908          -0-
     Distributions from unconsolidated subsidiaries ...........         142          670
     Capital contributions to unconsolidated subsidiaries .....         (22)        (141)
                                                                  ---------    ---------
            Net cash used in investing activities .............    (308,236)    (190,662)
                                                                  ---------    ---------

Cash flows from financing activities:
     Proceeds from common stock issuances, net of expenses paid     132,205       93,003
     Principal reductions of debt .............................     (47,156)    (101,589)
     Proceeds from additional borrowings ......................     198,976      175,246
     Net change in revolving credit balances ..................      (6,152)      21,211
     Dividends paid to common and preferred shareholders ......     (48,306)     (30,824)
     Distributions to minority partners in CRLP ...............     (16,288)     (13,272)
     Payment of mortgage financing cost .......................        (311)      (1,334)
     Other, net ...............................................       6,838       (1,769)
                                                                  ---------    ---------
            Net cash provided by financing activities .........     219,806      140,672
                                                                  ---------    ---------
            Decrease in cash and equivalents ..................      (1,642)         (88)
Cash and equivalents, beginning of period .....................       4,531        3,342
                                                                  ---------    ---------
Cash and equivalents, end of period ...........................   $   2,889    $   3,254
                                                                  =========    =========

 The accompanying notes are an integral part of these financial statements.

                          COLONIAL PROPERTIES TRUST
                            NOTES TO CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                              September 30, 1998
                                 (Unaudited)

Note 1 -- Basis of Presentation
      The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997, and with the information filed with the Securities and Exchange Commission on Forms 10-Q for the quarters ended March 31, 1998 and June 30, 1998. The December 31, 1997 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and, in accordance with the provisions of this Statement the Company will adopt the new requirements retroactively in 1998.

Note 2 -- Acquisitions
      River Hills I--On July 1, 1998, the Company acquired River Hills I, a 248-unit phase of the River Hills apartment complex on approximately 30 acres of land in Tampa, Florida. The multifamily community was developed in 1985 and was 90% leased at the time of acquisition. The purchase price of $8.5 million was funded through an advance on the Company's unsecured line of credit. The average unit size is 907 square feet with average unit market rent of $549 per month.

      Haverhill Apartments--On July 1, 1998, the Company acquired a 79.8% interest in Haverhill Apartments, a 322-unit apartment complex on approximately 19 acres of land in San Antonio, Texas. The multifamily community was developed in 1998 and was 90% leased at the time of acquisition. The purchase price of $17.2 million was funded through an advance on the Company's unsecured line of credit. The average unit size is 1,019 square feet with average unit market rent of $857 per month. The remaining 20.2% ownership in this property is reflected as "minority interest in consolidated operating property" in the Company's statement of income, and is included in "minority interest" on the Company's balance sheet and statement of cash flows.

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

Note 4 -- Debt Offering
      On July 14, 1998, the Company completed a $175 million public offering of unsecured senior notes by Colonial Realty Limited Partnership, its operating partnership. The securities, which mature in July 2007, bear a coupon rate of 7.0%, and were priced to yield an effective rate of 7.09% over the nine-year term. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

Note 5 -- Net Income Per Share
      The following table sets forth the computation of basic and diluted earnings per share:

                                         (Amounts in thousands,
                                         except per share data)
                                -----------------------------------------
                                  Three     Three       Nine      Nine
                                  Months    Months
                                   Ended     Ended     Months    Months
                                  September September   Ended     Ended
                                    30,       30,      September September
                                                         30,       30,
                                   1998      1997       1998      1997
                                  --------  --------   --------  --------
      Numerator:
      Numerator  for  basic and
      diluted  net  income  per
      share   -   net    income $   9,341 $   5,676  $  25,229 $  19,629
      available    to    common
      shareholders
                                  ========  ========   ========  ========

     Denominator:
      Denominator   for   basic
      net  income  per  share -
      weighted  average  common    26,000    20,372     24,148    19,414
      shares
      Effect    of     dilutive
      securities:
      Trustee   and    employee        44        46         44        46
      stock options
                                  -------- --------    --------  --------
       Denominator  for  diluted
      net  income  per  share -
      adjusted         weighted    26,044    20,418     24,192    19,460
      average common shares
                                  ========  ========   ========  ========

      Basic  and   diluted  net $     .36 $     .28  $    1.04 $    1.01
      income per share
                                  ========  ========   ========  ========

Options to purchase 55,000 Common Shares at a weighted average exercise price of $29.45 per share were outstanding during 1998 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

                                               (Amounts in
                                                thousands,
                                             except per share
                                                  data)
                                           ---------------------
                                             Nine Months Ended
                                               September 30,
                                              1998       1997
                                             --------  ---------

      Revenues                             $ 199,162 $  177,526
                                             ========  =========

      Income before minority  interest and $  51,078 $   52,866
      preferred dividends
                                             ========  =========

      Net  income   available   to  common $  28,150 $   29,422
      shareholders
                                             ========  =========

      Net  income  per  share - basic  and $    1.08 $     1.13
      diluted
                                             ========  =========

The pro forma information includes the operations of the properties acquired and disposed in 1997, as discussed in the Company's 1997 Form 10-K, the properties acquired in 1998 through September 30, as discussed in the Company's Forms 10-Q for the quarters ended March 31, 1998 and June 30, 1998, and the properties acquired in the third quarter 1998, as discussed in Note 2 above.

Note 7 -- Subsequent Events
      Quarterly Distribution
      On October 22, 1998, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.55 per share and per unit, respectively, totaling $20.1 million. The distribution was declared to shareholders of record as of November 2, 1998, and was paid on November 9, 1998.

      Shareholder Rights Plan
      On October 22, 1998, the Company's Board of Trustees adopted a Shareholder Rights Plan in which preferred share purchase rights were granted as a distribution at the rate of one right for each common share held of record as of the close of business on November 2, 1998. Each right will initially entitle the holder thereof to purchase 1/10,000th of a preferred share. One ten-thousandth of a preferred share is intended to be approximately the economic equivalent of one common share. The rights will expire at the close of business on November 1, 2008. At the time of adoption of the rights plan, the rights are neither exercisable nor traded separately from the common shares. The rights will be exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of the common shares or announces a tender or exchange offer which would result in its ownership of 15% or more of the common shares.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of September 30, 1998, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
October 19, 1998

                          COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
      Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of September 30, 1998, Colonial's real estate portfolio consisted of 47 multifamily communities, 38 retail properties, and 17 office properties.

      As of September 30, 1998, Colonial was one of the largest diversified REITs in the United States. Consistent with its diversified strategy, Colonial manages its business with three separate and distinct operating divisions:
Multifamily, Retail, and Office. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows Colonial to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides the Company with synergy allowing it to take advantage of a variety of investment opportunities.

      The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Company's 1997 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto. As used herein, the terms "Colonial" and "the Company" include Colonial Properties Trust, and one or more of its subsidiaries including, among others, Colonial Realty Limited Partnership
(CRLP).

      Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Examples of forward-looking statements include the Company's anticipated sources and amounts of financing and the timing, cost and expected results of the Company's Year 2000 compliance program. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in the Company's prospectuses and annual reports filed with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

Results of Operations -- Three Months Ended  September 30, 1998 and 1997
     Revenue -- Total revenue increased by $20.7 million, or 43.6%, for the third quarter of 1998 when compared to the third quarter of 1997. The majority of this increase, $18.0 million, represents revenues generated by properties acquired or developed during 1998 and the second half of 1997, net of revenues from properties disposed of in 1997. The remaining increase primarily relates to increases in rental rates at existing properties.

      Operating Expenses -- Total operating expenses increased by $11.2 million, or 44.0%, for the third quarter of 1998 when compared to the third quarter of 1997. The majority of this increase, $9.2 million, relates to additional operating expenses associated with properties that were acquired or developed during 1998 and the second half of 1997, net of operating expenses associated with properties disposed of in 1997. The remaining increase primarily relates to increases in operating expenses at existing properties.

      Other Income and Expense -- Interest expense increased by $3.0 million, or 27.3%, for the third quarter of 1998 when compared to the third quarter of 1997. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Results of Operations  -- Nine Months Ended  September 30, 1998 and 1997
     Revenue -- Total revenue increased by $56.4 million, or 43.5%, for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The majority of this increase, $50.0 million, represents revenues generated by properties acquired or developed during 1998 and 1997, net of revenues from properties disposed of in 1997. The remaining increase primarily relates to increases in rental rates at existing properties.

      Operating Expenses -- Total operating expenses increased by $29.0 million, or 42.2%, for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The majority of this increase, $24.1 million, relates to additional operating expenses associated with properties that were acquired or developed during 1998 and 1997, net of operating expenses associated with properties disposed of in 1997. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

      Other Income and Expense -- Interest expense increased by $9.3 million, or 32.3%, for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
      During the third quarter of 1998, the Company invested $134.3 million in the acquisition and development of properties. The Company financed this growth through net proceeds from public offerings of debt totaling $172.5 million during the third quarter (as discussed below), advances on its bank line of credit, and cash from operations. As of September 30, 1998, the Company had one bank line of credit with a balance outstanding of $110.9 million. On July 10, 1998, the Company increased its line of credit to provide for total borrowings of up to $250 million. The increased line, which is used by the Company primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 80 to LIBOR plus 135 basis points, expires in July 2000, and provides for a two-year amortization in the event of non-renewal.

      On July 14, 1998, the Company completed a $175 million public offering of unsecured senior notes by Colonial Realty Limited Partnership, its operating partnership. The securities, which mature in July 2007, bear a coupon rate of 7.0%, and were priced to yield an effective rate of 7.09% over the nine-year term. The Company used the net proceeds of the offering of $172.5 million to repay a portion of the outstanding balance on its unsecured line of credit.

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

Year 2000 Issue
      The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the Company.

      As a real estate owner, developer and manager, the Company's major exposure for Year 2000 problems is the inability of automated systems (e.g., elevators, HVAC systems, and security access systems) at properties to function properly on January 1, 2000. The Company has no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers.

      The Company has authorized the use of internal and external resources to ensure that all automated systems are Year 2000 compliant. The Company has developed a cross-functional task force, comprised of senior management, MIS personnel, internal audit personnel, and all lines of business to address the Year 2000 issue. Weekly meetings are held to ensure the commitments set forth by the task force are met. The task force has been charged with minimizing the impact of Year 2000 problems on internal operations and transactions that involve the Company's customers, suppliers, or strategic business partners. This is being achieved through a four-step process:

I.    Awareness
II.   Assessment
III.  Validation
IV.   Implementation

The Awareness Phase was the first step in addressing the Year 2000 issue. The Awareness Phase included a definition of the problem, notification of key personnel, implementation of the plan, and development of the task force to address the issues.

The Assessment Phase was an evaluation of the size and complexity of the issues surrounding Year 2000. This included communications with all divisional management teams, who conducted inventories of potential internal Year 2000 compliance problems. A second component of the Assessment Phase was the evaluation of the effect that customers', vendors', and strategic business partners' compliance problems would have on the Company.

The Validation Phase includes the testing of the systems and components for Year 2000 compliance. The Company, along with external resources, have jointly tested and identified all hardware and software applications that will need to be upgraded to ensure Year 2000 compliancy. Based on the results of the evaluations in the Awareness Phase, the Company decided to obtain written confirmation of compliance from vendors of the previously identified potential problems. The Company also decided to confirm compliance with vendors of other key products and services as well as compliance of certain customers' ability to comply with leases.

The  Implementation  Phase  includes  performing  upgrades  on  all  information
technology   systems   (e.g.,   personal   computers,   printers   and  software
applications) to ensure Year 2000 compliancy.

      The Company has completed the first two phases of the plan and is currently working internally and with external vendors on the final two phases. The hardware and software testing and upgrades that are part of the Implementation Phase are expected to be completed by year-end 1998.

      The Year 2000 costs incurred by the Company through September 30, 1998, totaled approximately $727,000, the majority of which was related to hardware and software costs. This amount does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimates additional Year 2000 compliance costs at between $75,000 and $100,000. This estimate is based on management's current assessment of the Company's state of Year 2000 readiness, and there can be no assurance that management's assessment of its compliance requirements and the cost of corrective measures will not change s the Company proceeds with the Validation and Implementation Phases. The Company anticipates all phases of the plan to address the Year 2000 problem to be implemented by mid-year 1999.

      The Company's assessment of its readiness for the Year 2000 and the cost and timing of bringing its systems into compliance has not caused the Company to believe that the Year 2000 problem will have a material adverse effect on the Company's financial condition or results of operations. The Company is continually assessing the extent of Year 2000 compliance, by the Company and third parties on whose systems the Company may depend, and the Company plans to address compliance issues as they arise. Because the Company has not, at this time, identified any significant problems that do not appear remediable through current compliance efforts, the Company has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or if the Company's progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

Funds from Operations
      The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The
Company's FFO for the third quarter of 1998 and 1997 and nine months ended September 30, 1998 and 1997 was computed as follows:

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    --------------------  --------------------
(in thousands)                           1998      1997       1998       1997
----------------------------------------------  --------  ---------  ---------
Net income available to common         $9,341    $5,676    $25,229    $19,629
shareholders
Adjustments:
     Minority interest in CRLP          5,125     2,531     14,726      8,832
     Real estate depreciation and      12,117     8,451     33,104     22,720
     amortization (1)
      (Gains) losses from sales of         16       -0-       (17)          4
      property (1)
     Debt prepayment penalties              1     2,927        401      3,408
----------------------------------------------  --------  ---------  ---------
Funds From Operations                $ 26,600   $19,585   $ 73,443   $ 54,593
----------------------------------------------  --------  ---------  ---------

(1) Includes pro-rata share of adjustments for subsidiaries.

                          COLONIAL PROPERTIES TRUST
                         PART II -- OTHER INFORMATION



Item 2.     Changes in Securities.

      None.

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


                                         COLONIAL PROPERTIES TRUST




Date:  November 13, 1998                 /s/ Howard B. Nelson, Jr.
                                         -------------------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  November 13, 1998                 /s/ Kenneth E. Howell
                                         -------------------------------------
                                         Kenneth E. Howell
                                         Senior Vice President and Chief
                                         Accounting Officer
                                         (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                              Re:  Colonial Properties Trust
                                                  (File No. 1-12358)
                                                   Registrations on Form S-8
                                                   Registrations on Form S-3


We are aware that our report dated October 19, 1998 on our review of interim financial information of Colonial Properties Trust for the three-month and nine-month periods ended September 30, 1998 and 1997 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-8 related to the Employee Share Option and Restricted Share Plan filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997; Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997; and Form S-8 related to the Second Amended and Restated Employee Share Option and Restricted Share Plan filed on July 31, 1998. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.



                                           /s/ PricewaterhouseCoopers LLP
                                             PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama
November 13, 1998