Form 10-K
period 1998-12-31
COLONIAL PROPERTIES TRUST
filed 1999-03-30
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to _______________


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the 25,625,610 Common Shares held by non-affiliates of the Registrant was approximately $674,594,183 based on the closing price on the New York Stock Exchange for such Common Shares on March 10, 1999.

         Number of the Registrant's Common Shares of Beneficial Interest outstanding as of March 10, 1999: 26,314,504.

         Documents Incorporated by Reference

         Portions of the annual report to shareholders for the year ended December 31, 1998, are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders meeting to be held in 1999 are incorporated by reference into Part III.

Item 1. Business.

               As used herein, the term "Company"  includes Colonial  Properties
Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates (including, Colonial Realty Limited Partnership, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc.) or, as the context may require, Colonial Properties Trust only or Colonial Realty Limited Partnership only. As used herein, the terms "we", "us", and "our" refer to Colonial Properties Trust only.

               This annual report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to anticipated timetables for acquisitions, developments and expansions, expected economic growth in geographic markets where the Company owns or expects to own properties, and plans for continuing the Company's diversified strategy. These statements involve risks and uncertainties that may cause actual results to be materially different from those anticipated. Prospective investors should specifically consider, in connection with these forward-looking statements, the various risk factors identified herein and in the Company's filings with the SEC which could cause actual results to differ, including downturns in local or national economies, competitive factors, the availability of suitable properties for acquisition at favorable prices, and other risks inherent in the real estate business.

               The Company is one of the largest owners, developers and operators of multifamily, retail and office properties in the Sunbelt region of the United States. It is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 106 properties as of December 31, 1998, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. The Company is a self-administered equity real estate investment trust (a "REIT") that, as of December 31, 1998, owned 49 multifamily apartment communities containing a total of 15,381 apartment units (the "Multifamily Properties"), 40 retail properties containing a total of approximately 13.5 million square feet of retail space (the "Retail Properties"), 17 office properties containing a total of approximately 2.7 million square feet of office space (the "Office Properties"), and certain parcels of land adjacent to or near three of these properties (the "Land"). (The Multifamily Properties, the Retail Properties, the Office Properties and the Land are referred to collectively as the "Properties"). As of December 31, 1998, the Multifamily Properties that had achieved stabilized occupancy, the Retail Properties, and the Office Properties were 93.5%, 91.9% and 92.2% leased, respectively.

               The Company is the direct general partner of, and holds approximately 71% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership ("Colonial Realty" or the "Operating Partnership"). The Operating Partnership owns all of the Properties (or interests therein). The Company conducts all of its business through the Operating Partnership and Colonial Properties Services Limited Partnership (the "Management Partnership"), which provides management services for the Properties, and Colonial Properties Services, Inc. (the "Management Corporation"), which provides management services for properties owned by third parties.

     The Company's executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and its telephone number is (205) 250-8700. The Company was formed in Maryland on July 9, 1993. On August 21, 1995, the Company reorganized as an Alabama real estate investment trust under a new Alabama REIT statute.


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

               On September 29, 1993, (i) the Company consummated an initial public offering (the "IPO") of 8,480,000 of its common shares of beneficial interest, $.01 par value per share ("Common Shares"), (ii) the Operating Partnership assumed ownership of 36 Properties (or interests therein) held by Thomas H. Lowder, James K. Lowder, Robert E. Lowder, and their mother, Catherine Lowder (the "Lowder family"), and third-party partners of the Lowder family, and the operating businesses of Colonial, (iii) the Company transferred the net proceeds from the IPO through Colonial Properties Holding Company, Inc. ("CPHC"), which was dissolved in 1998, to the Operating Partnership, in exchange for 8,480,000 units of limited partnership interest in the Operating Partnership ("OP Units"), (iv) the Operating Partnership repaid approximately $150.2 million of indebtedness and prepayment penalties associated therewith secured by certain of the Properties, and (v) the Operating Partnership established a $35.0 million line of credit with SouthTrust Bank, which has since been increased to $250.0 million, to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions"). On October 28, 1993, the underwriters of the IPO exercised an over-allotment option to purchase an additional 686,200 shares.

               The Company owns substantially all of the economic interests in the Management Corporation, but in order to permit the Company to qualify as a REIT, voting control of the Management Corporation is held by the Lowder family.


Recent Developments

               Since  the  IPO,  the  Company  has  significantly  expanded  its portfolio of Properties and its operating businesses. Acquisitions by the Company of new properties represent a total investment of over $1.3 billion. The Company has also completed the expansion of eleven multifamily properties since the IPO, adding a total of 2,348 units to its multifamily portfolio. The Company currently has 12 active expansion and development projects in progress for Multifamily Properties, one Retail Property development, and two Office Property developments . The Company has also disposed of six Multifamily Properties representing 2,464 apartment units, one Office Property representing 25,000 square feet of office space, and entered into two joint ventures.

               The  following  is  a  summary  of  the  Company's   acquisition,
disposition, joint venture, and development activity in 1998.

Acquisition and Disposition Activity

               The Company acquired four Multifamily Properties, including one in Florida, one in Georgia, one in Texas and one in South Carolina containing 1,026 units for a total purchase price of $48.2 million.

               The Company added 2.9 million square feet of retail shopping space (including 1.5 million square feet in two joint ventures) through the acquisition of a community shopping center, an enclosed mall, and investment in two joint ventures, at a net cost of $117.5 million.

               The Company also acquired five Office Properties, including three in Alabama, one in Florida and one in Georgia, containing 827,000 square feet of office space for a total purchase price of $87.9 million.

Joint Ventures

               During the fourth quarter of 1998, the Company entered into two joint ventures. On December 9, 1998, the Company and CBL & Associates
Properties, Inc. formed a joint venture to acquire Parkway City Mall in Huntsville, Alabama for $11.4 million. In addition to the purchase of the property, the joint venture will redevelop the mall, with all related costs being shared equally by both venture partners. At December 31, 1998, the Company had invested approximately $5.7 million in the joint venture and had an ending net investment balance of $5.9 million.

               On December 29, 1998, the Company and Prudential Real Estate Investors ("Prudential"), through its Property Investment Separate Account fund entered into a joint venture to own Orlando Fashion Square. In connection with the formation of the joint venture, Prudential acquired a 50% interest in Orlando Fashion Square from the Company for $52 million. Subsequent to formation, the joint venture leveraged the property with a $65 million non-recourse note and the proceeds from the issuance of the note were distributed equally to the joint venture partners. The Company's investment in the joint venture at December 31, 1998 was $20.2 million. The Company used the proceeds from the Prudential joint venture to fund acquisition and development activities.

Development Activity

               During 1998 the Company constructed 596 new apartment units in seven multifamily communities and acquired land on which it intends to develop additional multifamily communities during 1999. The aggregate cost of this multifamily development activity was $90.4 million. As of December 31, 1998, the Company had 2,426 apartment units in 12 multifamily communities under development or expansion. Management anticipates that the 12 multifamily projects will be completed during 1999 through 2001. Management expects to invest an additional $115 million over this period to complete these multifamily projects.

               During 1998 the Company began development of a community shopping center in Birmingham, Alabama. The aggregate investment in the retail development during 1998 was $8.8 million. Management anticipates that it will invest an additional $25.7 million to complete the retail development.

               During 1998 the Company began development of two office properties. The aggregate investment in the office developments during 1998 was $5.3 million. Management estimates that it will invest an additional $24.3 million to complete these projects.

               The table below provides an overview of the Company's acquisition and development activity during 1998:

                                 Summary of 1998
                           Acquisition and Development
                                    Activity

 Completion or                                                              Type of   Units (M)         Cost or
  Anticipated                   Name of                                     Property  GLA (R/O)       Anticipated
Completion Date              Property (1)                    Location         (2)        (3)           Cost (4)
-----------------  ----------------------------------    -----------------  --------- -----------    --------------

Acquisitions:
    1st Qtr 98     Perimeter Corporate Park              Huntsville, AL        O         233,000          $ 19,500
    1st Qtr 98     Independence Plaza                    Birmingham, AL        O         106,000             7,500
    2nd Qtr 98     CV at Ashley Plantation               Bluffton, SC          M             200            13,700
    2nd Qtr 98     Orlando Fashion Square             (6)Orlando, FL           R       1,100,000 (5)       104,000
    3rd Qtr 98     CV at River Hills I                   Tampa, FL             M             248             8,500
    3rd Qtr 98     CV at Haverhill                       San Antonio, TX       M             322            17,200
    3rd Qtr 98     Mansell Overlook 200                  Atlanta, GA           O         163,000            27,700
    3rd Qtr 98     Shoppes at Mansell                    Atlanta, GA           R          21,000             3,700
    3rd Qtr 98     Shades Brook Building                 Birmingham, AL        O          35,000             3,100
    3rd Qtr 98     Concourse Center                      Tampa, FL             O         290,000            30,100
    3rd Qtr 98     CV at Walton Way                      Augusta, GA           M             256             8,800
    4th Qtr 98     Bel Air Mall                          Mobile, AL            R       1,434,000            89,100
    4th Qtr 98     Parkway City Mall                  (6)Huntsville, AL        R         414,000            11,400

Developments:
    1st Qtr 98     CV at River Hills III                 Tampa, FL             M             276            14,186
    1st Qtr 98     CV at Inverness                       Birmingham, AL        M              84             6,631
    2nd Qtr 98     CG at Hunter's Creek                  Orlando, FL           M             496            33,426
    2nd Qtr 98     CG at Bayshore II                     Bradenton, FL         M             164             9,289
    1st Qtr 98     CG at Wesleyan  I                     Macon, GA             M             240            13,503
    1st Qtr 99     CG at Inverness Lakes II (expansion)  Mobile, AL            M             132             8,900
    4th Qtr 99     CV at Ashley Plantation (expansion)   Bluffton, SC          M             214            13,800
    2nd Qtr 99     CG at Edgewater II (expansion)        Huntsville, AL        M             192            12,600
    3rd Qtr 99     CG at Wesleyan II (expansion)         Macon, GA             M              88             6,200
    2nd Qtr 00     CG at Liberty Park                    Birmingham, AL        M             300            26,218
    2nd Qtr 00     CV at Heather Glen                    Orlando, FL           M             448            31,234
    2nd Qtr 99     CG at Citrus Park                     Tampa, FL             M             176            12,300
    2nd Qtr 99     CG at Lakewood Ranch                  Sarasota, FL          M             288            20,300
    1st Qtr 99     CG at Cypress Crossing                Orlando, FL           M             250            20,000
    1st Qtr 00     CV at Madison                         Huntsville, AL        M             336            23,000
    3rd Qtr 00     CG at Promenade                       Montgomery, AL        M             384            27,878
    1st Qtr 00     CG at Ridgeland                       Jackson, MS           M             170            12,400
    1st Qtr 00     Colonial Promenade Trussville         Birmingham, AL        R         386,000            31,000
    4th Qtr 99     1800 International Park               Birmingham, AL        O         149,457            16,600
    4th Qtr 99     Colonial Center at Research Park      Huntsville, AL        O         133,368            13,000
                                                                                                     ==============
                                                                                      Total              $ 696,765
                                                                                                     ==============


(1)In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV has been used as an abbreviation for Colonial Village.
(2)M refers to Multifamily Properties, R refers to Retail Properties, and O refers to Office Properties.
(3)Units (in this table only) refers to multifamily apartment units and GLA refers to gross leasable area of retail and office space.
(4)Amounts in thousands.
(5)Includes 739,000 square feet of GLA and 361,000 square feet of tenant owned space.
(6)Properties are 50% owned by the Company at December 31, 1998.

Multifamily Property Acquisitions

               Colonial Village at Ashley Plantation--On May 1, 1998, the Company acquired Colonial Village at Ashley Plantation, a 200-unit apartment complex developed in 1997 on approximately 21 acres of land in Bluffton, South Carolina. The average unit size is 1,026 square feet, and the average unit market rent is $768 per month. The purchase price of $13.7 million was financed through an advance on the Company's unsecured line of credit.

               Colonial Village at River Hills I--On July 1, 1998, the Company acquired Colonial Village at River Hills I, a 248-unit phase of the River Hills apartment complex on approximately 30 acres of land in Tampa, Florida. The multifamily community was developed in 1985 and was 90% leased at the time of acquisition. The average unit size is 907 square feet with average unit market rent of $549 per month. The purchase price of $8.5 million was funded through an advance on the Company's unsecured line of credit.

               Colonial Village at Haverhill--On July 1, 1998, the Company acquired a 79.8% interest in Colonial Village at Haverhill , a 322-unit apartment complex on approximately 19 acres of land in San Antonio, Texas. The multifamily community was developed in 1998 and was 90% leased at the time of acquisition. The average unit size is 1,019 square feet with average unit market rent of $857 per month. The purchase price of $17.2 million was funded through an advance on the Company's unsecured line of credit. The remaining 20.2% ownership in this property is reflected as "minority interest in consolidated operating property" in the Company's statement of income, and is included in "minority interest" on the Company's balance sheet and statement of cash flows.

               Colonial Village at Walton Way --On July 30, 1998, the Company acquired Colonial Village at Walton Way, a 256-unit multifamily apartment community on approximately 22 acres of land in Augusta, Georgia. The community was developed in 1970 and 1988, and was 98% leased at the time of acquisition. The average unit size is 993 square feet with average unit market rent of $671 per month. The purchase price of $8.8 million was funded through an advance on the Company's unsecured line of credit.

               The Company intends to continue to pursue acquisitions in the Sunbelt region of the United States that meet the Company's acquisition criteria for property quality, market strength, and investment return.

Completed Multifamily Expansion and Development Activity

               Colonial Village at River Hills III--The Company completed construction on a 276-unit expansion of Colonial Village at River Hills located in Tampa, Florida. The community amenities include a clubhouse, a swimming pool, an exercise center, an air-conditioned racquetball court, tennis courts, and laundry facilities. Project development costs, including land acquisition costs, totaled $14.2 million and were funded through advances on the Company's line of credit. The Company completed construction in the first quarter of 1998.

               Colonial Village at Inverness--The Company completed construction on an 84-unit expansion of Colonial Village at Inverness located in Birmingham, Alabama. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $6.6 million and were funded through advances on the Company's line of credit. The Company completed construction in the first quarter of 1998.

               Colonial Grand at Bayshore II--The Company completed construction on a 164-unit expansion to this development located in Bradenton, Florida. The Company acquired the land (12.5 acres) at a cost of $1.0 million pursuant to an option acquired at the time the Company purchased the land for the existing Colonial Grand at Bayshore development in November 1995. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $9.3 million and were funded through advances on the Company's line of credit. The Company completed construction in the second quarter of 1998.

               Colonial Grand at Hunter's Creek--The Company completed construction on a 496-unit development located in Orlando, Florida. The Company acquired the land (36 acres) at a cost of $4.0 million. The new apartment community offers a variety of amenities, including a swimming pool and spa, an exercise room, enclosed garages, tennis courts, and a car wash. Project development costs, including land acquisition costs, totaled $33.4 million and were funded through advances on the Company's line of credit. The Company completed construction in the second quarter of 1998.

               Colonial Grand at Wesleyan I--The Company completed construction on a 240-unit development of Colonial Grand at Wesleyan located in Macon, Georgia during 1998. Project development costs, including land acquisition costs, totaled $13.5 million and were funded through advances on the Company's line of credit. The Company completed construction in the first quarter of 1998.

Continuing Multifamily Expansion and Development Activity

               Colonial Grand at Inverness Lakes II--The Company continued construction on a 132-unit expansion of Colonial Grand at Inverness Lakes located in Mobile, Alabama during 1998. Project development costs, including land acquisition costs, are expected to total $8.9 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 1999.

               Colonial Grand at Edgewater II--The Company continued construction on a 192-unit expansion of Colonial Grand at Edgewater in Huntsville, Alabama during 1998. Project development costs, including land acquisition costs, are expected to total $12.6 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 1999.

               Colonial Grand at Wesleyan II--The Company continued construction on an 88-unit expansion of Colonial Grand at Wesleyan located in Macon, Georgia during 1998. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, are expected to total $6.2 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 1999.

               Colonial Village at Citrus Park--The Company continued construction on a 176-unit development located in Tampa, Florida during 1998. The new apartment community will offer a variety of amenities, including a swimming pool, fitness center, resident business center, garages and a gated entry. Project development costs, including land acquisition costs, are expected to total $12.3 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 1999.

               Colonial Grand at Lakewood Ranch--The Company continued construction on a 288-unit development located in Sarasota, Florida during 1998. The new apartments will feature numerous luxuries including a security system, automated climate control, highest-speed Internet access, and home theatre pre-wiring. Amenities will include a swimming pool, fitness center, tennis courts and a gated entry. Project development costs, including land acquisition costs, are expected to total $20.3 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 1999 and to complete lease-up during the second quarter of 2000.


New Multifamily Expansion and Development Activity

               Colonial Village at Ashley Plantation--The Company began construction on a 214-unit expansion of Colonial Village at Ashley Plantation located in Bluffton, South Carolina during the second quarter of 1998. Project development costs, including land acquisition costs, are expected to total $13.8 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the fourth quarter of 1999.

               Colonial Grand at Liberty Park-- The Company began construction on a 300-unit development located in Birmingham, Alabama during the third quarter of 1998. The new apartments will feature numerous luxuries including a security system, automated climate control, highest-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, are expected to total $26.2 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 2000.

               Colonial Village at Heather Glen-- The Company began construction on a 448-unit development located in Orlando, Florida during the third quarter of 1998. The new apartments will offer a variety of amenities, including a clubhouse, car-care center, fitness center with a child play area, two swimming pools, tennis courts, and a picnic area. Project development costs, including land acquisition costs, are expected to total $31.2 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 2000.

               Colonial Grand at Cypress Crossing-- The Company began construction on a 250-unit development located in Orlando, Florida during the third quarter of 1998. The new apartments will feature numerous luxuries including a security system, automated climate control, highest-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, are expected to total $20.0 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 1999.

               Colonial Grand at Madison-- The Company began construction on a 336-unit development located in Huntsville, Alabama. The new apartments will offer a variety of amenities, including a swimming pool, an exercise room, tennis courts, and a car wash. Project development costs, including land acquisition costs, are expected to total $23.0 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 2000.

               Colonial Grand at Promenade-- The Company began construction on a 384-unit development located in Montgomery, Alabama. The new apartments will feature numerous luxuries including a security system, automated climate control, highest-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, are expected to total $27.9 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 2000.

               Colonial Grand at Ridgeland-- The Company began construction on a 170-unit development located in Jackson, Mississippi. The new apartments will offer a variety of amenities, including a fitness center, swimming pool, garages, and tennis courts. Project development costs, including land acquisition costs, are expected to total $12.4 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 2000.


Retail Property Acquisitions and Mergers

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

               Shoppes at Mansell--On July 1, 1998, the Company completed the final phase of its merger with certain affiliates of Johnson Development Company. The final phase included the Shoppes at Mansell, a 21,000 square foot community shopping center. The Shoppes at Mansell was developed in 1997 and was 95% occupied at the time of the merger. The merger of Shoppes at Mansell, valued at $3.7 million, was funded through the issuance of 76,809 limited partnership units in Colonial Realty Limited Partnership valued at $2.3 million, and an advance on the Company's unsecured line of credit.

               Bel Air Mall--On December 29, 1998, the Company acquired Bel Air Mall, a 1.4 million square foot regional mall in Mobile, Alabama, for a total purchase price of $89.1 million. The mall anchors include Parisian, Dillard's, Sears, JC Penney, and Target. The purchase price was funded through the proceeds received in connection with the formation of the Orlando Fashion Square Joint Venture and an advance on the Company's unsecured line of credit.

Retail Development Activity

               Colonial Promenade Trussville--During the third quarter of 1998, the Company began the development of a 386,000 square foot retail shopping center in Birmingham, Alabama. The shopping center development will be anchored by a Wal-Mart Supercenter, Regal Cinemas, Marshall's Department Store, and Goody's Family Clothing. Project expansion costs are expected to total $31.0 million and will be funded through advances on the Company's line of credit. The Company expects to complete the development during the first quarter of 2000.

Office Property Acquisitions

                Perimeter Corporate Park--On January 1, 1998, the Company acquired Perimeter Corporate Park, an office park comprised of two multi-tenant buildings in Huntsville, Alabama totaling 233,000 square feet of leasable area. Major tenants include Mevatec, Schafer Corporation, Computer Systems Technology, EER Systems Corporation, and Silicon Graphics. The purchase price of $19.5 million was funded by the assumption of $5.7 million of debt and an advance on the Company's unsecured line of credit.

               Independence Plaza--Also on January 1, 1998, the Company acquired Independence Plaza, a 106,000 square foot office building in Birmingham, Alabama, for a purchase price of $7.5 million. Major tenants include AmSouth Bank, the Cooney, Rikard & Curtin insurance firm and Wall Street Deli (executive offices). The entire purchase price was funded through an advance on the Company's unsecured line of credit.

               Mansell Overlook 200--On July 1, 1998, the Company completed the final phase of its merger with certain affiliates of Johnson Development Company. The final phase included Mansell Overlook 200, a six-story office building containing 163,000 square feet of space. Mansell Overlook 200 was developed in 1997 and was 95% occupied at the time of the merger. This part of the merger, valued at $27.7 million, was funded through the issuance of 396,365 limited partnership units in Colonial Realty Limited Partnership valued at $11.7 million, and an advance on the Company's unsecured line of credit.

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

Office Property Development Activity

               1800 International Park--In August 1998, the Company began development of a six story multi-tenant office building in Birmingham, Alabama with a total of 149,457 square feet of leasable area. Project development costs are expected to total $16.6 million and will be funded through advances on the Company's unsecured line of credit. The Company expects to complete construction in the fourth quarter of 1999.

               Colonial Center at Research Park--Also in August 1998, the Company began development of two office buildings in Huntsville, Alabama with a total of 133,368 square feet of leasable area. Colonial Center features Class A office space with first-class amenities. Project development costs are expected to total $13.0 million and will be funded through advances on the Company's unsecured line of credit. The Company expects to complete construction in the fourth quarter of 1999.

Financing Activity

               The Company funded a large portion of its acquisitions and developments through the issuance of common shares and debt securities. During 1998, the Company completed the following equity and debt transactions:

                             Common Share Offerings
                                                        (in thousands)
                                              --------------------------------
                       Number of    Price Per     Gross    Offering        Net
Date ...............              Common Share Proceeds     Costs      Proceeds
--------------------   ---------   -------   ---------   ---------    ---------
February ...........     375,540   $    30.00 $  11,266   $     627   $  10,639
March ..............     806,452   $    31.00 $  25,000   $   1,389   $  23,611
March ..............     381,046   $    31.00 $  11,182   $     656   $  11,156
April ..............   3,046,400   $    30.12 $  91,773   $   4,973   $  86,800


                                  Debt Offering
                                                         Gross
                       Type of                          Proceeds
Date                    Note       Maturity    Rate  (in thousands)
--------------        --------   ----------   ----    --------
July                   Senior     July, 2007   7.00%    $175,000

On July 10, 1998, the Company increased the borrowing capacity under its unsecured line of credit from $200 million to $250 million. The credit facility, which is used by the Company primarily to finance additional property investments, bears interest at a rate ranging between 80 and 135 basis points above LIBOR and is renewable in July 2000. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. As of December 31, 1998, the balance outstanding on the Company's line of credit was $174.5 million.

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


Financing Strategy

               The Company's strategy is to maintain coverage ratios in order to sustain its investment grade status. The Company's total market capitalization as of December 31, 1998, was $2.0 billion, and its ratio of debt to total market capitalization was 45.1%. At December 31, 1998, the Company's total debt included fixed-rate debt of $681.2 million, or 74.9% of total debt, and floating-rate debt of $228.1 million, or 25.1% of total debt. The Company has obtained interest rate protection for $50.0 million of the floating-rate debt.

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


Operational Structure

               Multifamily Division--The multifamily division of the Company is responsible for all aspects of the Company's multifamily operations, including day-to-day management and leasing of the 49 Multifamily Properties, as well as the provision of third-party management services for apartment communities in which the Company does not have an ownership interest. The multifamily division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The multifamily division has regional offices in Birmingham, Mobile and Montgomery, Alabama, Orlando and Tampa, Florida, and Stockbridge, Georgia.

               Retail Division--The Company's retail division is responsible for all aspects of the Company's retail operations, including the provision of management and leasing services for the 40 Retail Properties, as well as the provision of third-party management services for retail properties in which the Company does not have an ownership interest and for brokerage services in other retail property transactions. The retail division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The retail division has regional offices in Birmingham, Alabama, Orlando, Florida, Macon, Georgia and Burlington, North Carolina.

               Office Division--The Company's office division is responsible for all aspects of the Company's commercial office operations, including the provision of management and leasing services for the 17 Office Properties, as well as the provision of third-party management services for office properties in which the Company does not have an ownership interest and for brokerage services in other office property transactions. The office division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The office division has regional offices in Birmingham, Alabama and Atlanta, Georgia.


Employees

               The Company employs approximately 900 persons, including on-site property employees who provide services for the Properties that the Company owns and/or manages.


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

                        Executive Officers of the Company

                The following is a biographical summary of the executive officers of the Company:

               Thomas H. Lowder, 49, has been President and Chief Executive Officer of the Company and a trustee of the Company, since 1993. Mr. Lowder became President of Colonial Properties Inc., the Company's predecessor, in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing, and sale of multifamily, retail, and office properties for Colonial. Mr. Lowder is a member and past president of the Alabama Chapter of the Commercial Investment Real Estate Institute. Mr. Lowder is a former state Chairman of the Young Presidents' Organization and a member of the Birmingham Area Board of Realtors, the National Association of Industrial Office Parks, the International Council of Shopping Centers, and the National Association of Real Estate Investment Trusts. He serves on the board of directors for, among other companies, the Children's Hospital of Alabama, American Red Cross-Birmingham Area Chapter, and the United Way of Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science Degree.

               Howard B. Nelson, Jr., 51, has been Chief Financial Officer of the Company, with general responsibility for financing matters since May 1997. Mr. Nelson was Senior Vice President and Chief Operating Officer of the Company, with responsibility for the day-to-day management of the Company, from September 1993 to May 1997. He joined Colonial in 1984 as a vice president and became Senior Vice President-Finance in 1987. Mr. Nelson has served as treasurer, vice president, president, and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks as well as vice president and board member of the Building Owners and Managers Association of Metropolitan Birmingham. He also serves on the Board of Directors of the Children's Harbor Family Center and the College of Business Advisory Council of Auburn University. He holds a Bachelor of Science Degree from Auburn University.

               C. Reynolds Thompson, III, 36, has been Chief Investment Officer of the Company, with the responsibility for the Company's investment strategy, since May 1998. Mr. Thompson was Executive Vice President--Office Division, with responsibility for management of all office properties owned and/or managed by the Company, from May 1997 to May 1998. Mr. Thompson joined the Company in February 1997 as Senior Vice President--Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. Mr. Thompson's twelve year real estate background includes acquisitions, development, leasing, and management of office properties in the south. He is an active member of the National Association of Industrial and Office Parks, serves on the Board of Trustees for the Alabama Real Estate Research and Education Center, and holds a Bachelor of Science Degree from Washington and Lee University.

               Paul F. Earle, 41, has been Executive Vice-President-Multifamily Division of the Company, with responsibility for management of all multifamily properties owned and/or managed by the Company, since May 1997. He joined
Colonial in 1991 and has served as Vice President-Acquisitions, as well as Senior Vice President--Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves on the Board of Directors of Big Brother/Big Sisters and is a Board member of the National Multifamily Housing Council. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great
Atlantic Management, Inc., and Senior Vice President of Balcor Property Management, Inc.

               John N. Hughey, 39, has been Executive Vice President-Retail Division of the Company, with responsibility for all retail properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1982 and assumed responsibility for an increasing number of shopping centers until being named to Senior Vice President-Retail Division of Colonial in 1991. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.



               Charles A. McGehee, 53, has been Executive Vice President-Land Acquisitions, Brokerage and Dispositions of the Company, with responsibility for the Company's acquisitions and dispositions and the sales brokerage departments, since May 1997. Mr. McGehee was Senior Vice President--Multifamily Acquisitions/Development from September 1993 to May 1997 and Senior Vice President--Office Division from January 1990 to September 1993. He joined Colonial in 1976 as vice president of retail leasing and was responsible for leasing all retail space owned and/or managed by Colonial. Mr. McGehee has served as president and a board member of the National Association of Industrial and Office Parks as well as a member of the Board of Directors of the Birmingham Area Board of Realtors. He holds a Bachelor of Science Degree from Auburn University.

               Robert  A.   "Bo"   Jackson,   44,   has  been   Executive   Vice
President-Office Division of the Company, with general responsibility for management of all office properties owned and/or managed by the Company since May 1998. Prior to joining the Company, Mr. Jackson worked for Beacon Properties as a vice president responsible for leasing performance, new office development and acquisitions. He has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and NAIOP. He holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

               Kenneth E. Howell, 49, has been Senior Vice President-Chief Accounting Officer of the Company, with general responsibility for the supervision of accounting for all of the properties owned and/or managed by the Company, since August 1998. He joined the Company in 1981 and was Vice President, Controller from 1981 to 1998. Mr. Howell holds a Bachelor of Science Degree in Business Administration from Auburn University.

RISK FACTORS


               Set forth below are the risks that we believe are material to investors who purchase or own our common or preferred shares of beneficial interest or units of limited partnership interest in Colonial Realty Limited Partnership, which is our "operating partnership."

               Our performance and share value are subject to risks associated with the real estate industry. If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our shareholders. Whether our properties will generate sufficient revenue to pay our expenses and permit us to make distributions to our shareholders will depend on whether we can attract tenants at favorable rental rates and whether we can adequately control our costs. Factors that may adversely affect our ability to attract tenants or to generate sufficient revenue include:

o local conditions such as an oversupply of multifamily, retail or office properties or a reduction in demand for multifamily, retail or office properties;

o the attractiveness of our properties to residents, shoppers and tenants;

o              decreases in market rental rates; and

o              our ability to collect rent from our tenants.

               Factors that may adversely affect our operating costs include:

o the need to pay for adequate insurance and other operating costs, including real estate taxes, which could increase over time; and

o              the need to periodically repair, renovate and relet space.

               Our expenses may remain constant even if our revenues drop. The expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues drop, we may not be able to reduce our expenses accordingly. Loan payments are an example of a cost that will not be reduced simply because our revenues drop. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in revenues.

               We may be unable to renew leases or relet space as leases expire. When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the space, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our cash flow and ability to service debt and make distributions to shareholders would be adversely affected.

               We depend on local economic conditions in our primary markets. All of our properties are located in the Sunbelt region of the United States and 44 of our properties are located in Birmingham and Montgomery, Alabama, Orlando, Florida and Macon, Georgia. Our performance and ability to make debt service payments or distributions to shareholders could be adversely affected by economic conditions in the Sunbelt region and in Birmingham, Montgomery, Orlando and Macon in particular.

               New acquisitions may fail to perform as expected. Assuming we are able to obtain capital on commercially reasonable terms, we intend to selectively acquire multifamily, retail or office properties where we perceive strategic opportunities consistent with our strategy. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to the standards we have established for its intended market position. In addition, we may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

               Competition for acquisitions could result in increased prices for properties. We expect other major real estate investors with significant capital to compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition could increase prices for multifamily, retail or office properties.

               Our development and expansion activities subject us to risks. We intend to continue to develop new properties and expand existing properties where we believe that development or expansion is consistent with our business strategies. New projects subject us to a number of risks, including risks that:

o              construction delays or cost overruns may increase project costs;

o permanent debt or equity financing may not be available on acceptable terms to finance new development or expansion projects;

o              we may fail to meet anticipated occupancy or rent levels;

o we may fail to secure required zoning, occupancy and other governmental permits and authorizations; and

o changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred prior to abandonment.

               Because real estate investments are illiquid, we may not be able to sell properties when appropriate. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond to changes in the performance of our investments could adversely affect our ability to service debt and make distributions to our shareholders.

               Scheduled debt payments could adversely affect our financial condition. Our business is subject to risks normally associated with debt financing. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing, such as the possible reluctance of lenders to make commercial real estate loans, result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service our debt and make distributions to shareholders.

               Our obligation to comply with financial covenants in our debt agreements could restrict our range of operating activities. Our credit facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including:

o              debt to assets ratios;

o              secured debt to total assets ratios;

o              debt service coverage ratios; and

o              minimum ratios of unencumbered assets to unsecured debt.

               The indenture under which our senior unsecured indebtedness is issued contains financial and operating covenants including coverage ratios. Our indenture also limits our ability to (1) incur secured and unsecured indebtedness, (2) sell all or substantially all or our assets and (3) engage in mergers, consolidations and acquisitions.

               Our degree of leverage could limit our ability to obtain additional financing. Our "debt to market capitalization" ratio, which we calculate as total debt as a percentage of total debt plus the market value of our outstanding common shares and the outstanding units of Colonial Realty, was approximately 45.1% as of December 31, 1998. Increases in our leverage could adversely affect our ability to obtain additional financing in the future for
(1) working capital, (2) capital expenditures, (3) acquisitions, (4) development or (4) other general corporate purposes, and may make us more vulnerable to a downturn in business or the economy generally.

               Rising interest rates could adversely affect our cash flow. Advances under our credit facility bear interest at a variable rate ranging between 80 and 135 basis points above LIBOR. We may borrow additional money with variable interest rates in the future, and may enter into other transactions to limit our exposure to rising interest rates as appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expense, which would adversely affect cash flow and our ability to service our debt and make distributions to shareholders.

               Environmental problems are possible and can be costly. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, without regard to whether the owner or operator knew or caused the presence of the contaminants. If unidentified environmental problems arise at one of our properties, we may have to make substantial payments to a governmental entity or third parties for property damage and for investigation and clean-up costs. Even if more that one person may have been responsible for the contamination, we may be held responsible for all of the clean-up costs incurred. Our liability under environmental laws could adversely affect our cash flow and our ability to make distributions to our shareholders.

               At one of our properties, the Gadsden Mall in Gadsden, Alabama, four underground storage tanks were removed in 1989. In connection with the removal of these gasoline storage tanks, associated petroleum contamination was discovered in the soil and groundwater. We are currently working with the state regulatory agency to remediate the contamination in accordance with applicable requirements. Because the tanks were registered with the Alabama Department of Environmental Management and the facility was in compliance with regulations prior to the incident, we have been reimbursed under the Alabama Underground Storage Tank Trust Fund for the costs incurred to date in connection with the ongoing cleanup, and expect to be reimbursed for the remaining costs as well. We have received a "no further action" letter from the the Alabama Department of Environmental Management.

               On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama. During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present. One of those areas involves drycleaner solvent; the others involve petroleum contamination. The Alabama Department of Environmental Management is overseeing the investigation and cleanup of the drycleaner contamination. It is possible that a claim could be asserted against us, as owner of the property, for the investigation and remediation of the contamination. Pursuant to the purchase and sale agreement, the former owner of the property purchased a $10 million insurance policy and established escrow accounts totaling $1,275,000 to cover the costs associated with investigating and remediating the contaminated areas. In addition, subject to limitations, the seller will be performing all required remediation of the drycleaner contamination.

               Some of our trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with shareholders' best interests. As a result of their substantial ownership of our common shares and units of Colonial Realty, Messrs. Thomas Lowder, our Chairman of the Board, Chief Executive Officer and President, and James Lowder, Harold Ripps, Herbert Meisler and William Johnson, each of whom is a trustee, might seek to exert influence over our decisions as to sales or refinancings of particular properties we own. Any such exercise of influence might produce decisions which are not in the best interest of all of our shareholders.

               The Lowder family, which includes Thomas, James, Robert and Catherine Lowder and their affiliates, holds interests in companies that have performed construction management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and us that are not realized by other shareholders. In addition, Thomas Lowder and his brother, James Lowder, as trustees, may be in a position to influence us to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

               We do not control our management, leasing and brokerage businesses. To facilitate maintenance of our REIT qualification, we have a "non-controlled subsidiary" which conducts management, leasing and brokerage business for properties we do not wholly own. While we own 99% of the economic interest in the noncontrolled subsidiary, 99% of its voting stock is owned by members of the Lowder family. We therefore do not control the timing or amount of distributions or the management and operation of the noncontrolled subsidiary. We also lack the ability to set the business policies and operations of the noncontrolled subsidiary.

               We are subject to risks associated with the property management, leasing and brokerage businesses. In addition to the risks we face as a result of our ownership of real estate, we face risks relating to the property management, leasing and brokerage businesses of our "non-controlled subsidiary," including risks that:

o management contracts or service agreements with third-party owners will be lost to competitors;

o contracts will not be renewed upon expiration or will not be renewed on terms consistent with current terms; and

o              leasing and brokerage activity generally may decline.

               Each of these developments could adversely affect our ability to make debt service payments or expected distributions to shareholders.

               The large number of our shares available for future sale could adversely affect the market price of our publicly traded securities. We have reserved a large number of common shares for future issuance upon redemption of units of Colonial Realty. These common shares may be sold in the public market pursuant to registration rights or pursuant to Rule 144 under the Securities Act or other available exemptions from registration. We cannot predict the effect that future sales of these common shares, or the perception that sales could occur, will have on the market prices of our equity securities. In addition, we have reserved a number of common shares for issuance pursuant to our employee benefit plans, and these common shares will be available for sale from time to time. We have granted options to purchase additional common shares to executive officers, employees and trustees. To the extent we issue any common shares upon exercise of options, the interests of our shareholders will be further diluted.

               Our earnings and cash distributions will affect the market price of our publicly traded securities. We believe that the market value of a REIT's equity securities depends primarily on the market's perception of the REIT's growth potential and its current and potential future cash distributions, and is secondarily based on the real estate market value of the underlying assets. For that reason, our shares may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our shares. Our failure to meet the market's expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our publicly traded securities.

               Market interest rates may have an effect on the value of our publicly traded securities. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution per share, causing the market price of our publicly traded securities to go down.

               We are dependent on external sources of capital. To qualify as a REIT, we must distribute to our shareholders each year at least 95% of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. We therefore will have to rely on third-party sources of capital which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of shareholders' interests, and additional debt financing may substantially increase our leverage.

               If we fail to qualify as a REIT our shareholders would be adversely affected. We believe that we have qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT, but we cannot assure shareholders that we will qualify as a REIT. Many of the REIT requirements are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We also are required to distribute to shareholders at least 95% of our REIT taxable income, excluding capital gains. The fact that we hold our assets through Colonial Realty further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

               If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for the four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect on the value of our securities. In addition, we would no longer be required to make any distributions to shareholders.

               We pay some taxes. Even if we qualify as a REIT, we are required to pay certain federal, state and local taxes on our income and property. In addition, any net taxable income earned directly by our noncontrolled subsidiary is subject to federal and state corporate income tax.

               We have a share ownership limit for REIT tax purposes. Primarily to facilitate maintenance of our REIT qualification, our Declaration of Trust generally prohibits ownership by any single shareholder, other than members of the Lowder family, of more than (1) 5% of our issued and outstanding common shares, and (2) 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding shares. We refer to this as the "ownership limit." The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a shareholder exceeds the ownership limit. These rules may cause a shareholder to be treated as owning the shares that are actually owned by others, including family members and entities in which a shareholder has an ownership interest. In limited circumstances, our Declaration of Trust permits the Board of Trustees to waive or modify the ownership limit with respect to a shareholder. Absent any such modification or waiver, shares acquired or held in violation of the ownership limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder's rights to distributions and to vote would terminate.

               Provisions of our charter may inhibit changes in control. Various provisions of our Declaration of Trust restrict the possibility for acquisition or change in control, even if such acquisition or change in control were in our shareholders' interest. These provisions include:

o              the ownership limit;

o              the staggered terms of our trustees; and

o the ability of our Board of Trustees to classify and issue new series of our authorized preferred shares.

               We have adopted a shareholder rights plan which could delay or prevent a change of control. Our rights plan provides, among other things, that upon the occurrence of certain events, shareholders will be entitled to purchase shares of our stock, subject to the ownership limit. These purchase rights would cause substantial dilution to a person or group that acquires or attempts to acquire 15% or more of our common shares on terms not approved by the Board of Trustees and, as a result, could delay or prevent a change in control or other transaction that could provide our shareholders with a premium over the then-prevailing market price of their shares or which might otherwise be in their best interests.

               Proposed legislation, if enacted, could require us to restructure our ownership of Colonial Properties Services, Inc. The Clinton Administration's fiscal year 2000 budget proposal could require us to restructure our ownership of Colonial Properties Services, Inc. The budget proposal, announced February 1, 1999, includes a proposal that would prohibit a REIT from owning more than 10% of the vote or value of the outstanding securities of any corporation, except for a qualified REIT subsidiary or another REIT. Currently, a REIT cannot own more than 10% of the outstanding securities of any one issuer. A REIT can, however, own more than 10% of the value of the stock of a corporation, so long as not more than 25% of the REIT's total assets are comprised stock of corporations, except for qualified REIT subsidiaries or other REIT's, and the stock of any single corporation does not account for more than 5% of the value of the REIT's total assets. The proposal also contains an exception to the 5% and 10% asset tests that would allow a REIT to have "taxable REIT subsidiaries," including both "qualified independent contractor subsidiaries," which could perform noncustomary and other currently prohibited services for tenants and other customers, and "qualified business subsidiaries," which could undertake third-party management and development activities as well as other non-related real estate activities. Under the proposal, no more than 15% of a REIT's total assets could consist of taxable REIT subsidiaries and no more than 5% of a
REIT's total assets could consist of qualified independent contractor subsidiaries. Under the budget proposal, a taxable REIT subsidiary would not be entitled to deduct any interest on debt funded directly or indirectly by the REIT. This proposal would be effective after the date of enactment and a REIT would be allowed to combine and convert existing corporate subsidiaries into taxable REIT subsidiaries tax-free prior to a certain date. A transition period would allow for conversion of existing corporate subsidiaries before the 10% vote or value test would become effective. For Colonial Properties Trust's taxable years after the effective date of the proposal and after any applicable transition period, the 10% vote or value test would apply to Colonial Properties Trust's ownership in Colonial Properties Services, Inc. unless Colonial Properties Services, Inc. is converted into a taxable REIT subsidiary. It is presently uncertain whether any proposal regarding REIT subsidiaries, including the budget proposal, will be enacted or, if enacted, what the terms, including the effective date, of such proposal will be.


               Our operations could be adversely affected by the year 2000 problem. Our revenues may be adversely affected if the year 2000 problem poses significant problems for any of our tenants which prevent them from paying us rent as it comes due. The year 2000 problem could also adversely affect us should any of our lenders, manufacturers, vendors or suppliers cease to conduct business, as we would be forced to contract with alternate providers at rates which might not be favorable to us. Moreover, our plans do not address a "doomsday" scenario which would require a contingency process for restoration of our existing systems and components in the event of a complete failure due to the year 2000 problem.

Item 2. Properties.


General

               The Company acquired 36 properties in connection with the Formation Transactions, and acquired or developed 19 additional properties and an additional phase of an existing property in 1994, six additional properties in 1995, 11 additional properties in 1996, 25 additional properties in 1997, and 14 additional properties in 1998. Since the Company's initial public offering ("IPO"), the Company has developed eleven additional Multifamily Properties and has disposed of eight properties, all through tax-deferred, like-kind exchanges. The 106 Properties owned by the Company at December 31, 1998, consisted of 49 Multifamily Properties, 40 Retail Properties, and 17 Office Properties, as described in more detail below.

                              Summary of Properties

                                              Total 1998     Percent of
                                   Units/      Property      Total 1998    Percentage
Number of                           GLA/       Revenue (2)    Property      Occupancy at
Type of Property   Properties      NRA (1)   (in thousands)  Revenue (2)  Dec. 31, 1998 (3)
----------------   ----------   -----------   -----------    ----------  ----------------

Multifamily                49        15,381   $   104,462       40.7%           93.5%
Retail                     40    13,478,000       117,572       45.9%           91.9%
Office                     17     2,707,000        34,409       13.4%           92.2%
                          ---                  -----------    ----------
Total                     106                  $  256,443      100.0%
                          ===                  ===========    ==========

(1)Units (in this table only) refers to multifamily apartment units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 1998.
(2)Includes the Company's proportionate share of revenue from those Office and RetailProperties accounted for under the equity method, and the Company's share of the properties disposed of in 1998.
(3)Excludes 1,842 units of expansion phases of seven Multifamily Properties that had not achieved stabilized occupancy as of December 31, 1998.


Multifamily Properties

               The 49 Multifamily Properties owned by the Company at December 31, 1998, contain a total of 15,381 garden-style apartments and range in size from 120 to 1,080 apartment units. Fourteen of the Multifamily Properties were acquired by the Company in connection with the Formation Transactions, 13 Properties and one additional phase of an existing Property were acquired during 1994, seven Properties were acquired during 1996, five Properties were acquired during 1997, and four Properties were acquired in 1998. Also, since its IPO the Company has developed eleven additional Multifamily Properties. Twenty Multifamily Properties (containing a total of 7,293 apartment units) are located in Alabama, 16 Multifamily Properties (containing a total of 5,014 apartment units) are located in Florida, nine Multifamily Properties (containing a total of 1,874 apartments units) are located in Georgia, one Multifamily Property (containing a total of 328 apartment units) are located in Mississippi, two Multifamily Properties (containing a total of 550 apartment units) are located in South Carolina, and one Multifamily Property (containing 322 apartment units) is located in Texas. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the Multifamily Properties are managed by the Company.

               The following table sets forth certain additional information relating to the Multifamily Properties as of and for the year ended December 31, 1998.

                             Multifamily Properties

                                                                                                       Total
                                                                                          Average   Multifamily     Percent of
                                           Year        Number     Approximate              Rental    Property       Total 1998
 Multifamily                             Completed       of       Rentable Area  Percent    Rate    Revenue for      Property
 Property (1)               Location        (2)       Units (3)   (Square Feet)  Occupied Per Unit     1998          Revenue (4)
-----------------------   ------------   ----------  ----------  ------------   -------  -----------------------    ----------
 Alabama:
 CV at Ashford Place       Mobile        1983              168       139,000     96.4%    $ 514       $ 995,008          0.4%
 CV at Rocky Ridge         Birmingham    1984              226       259,000     92.9%      612       1,504,737          0.6%
 Colony Park               Mobile        1975              201       130,000     86.1%      414         882,172          0.3%
 CG at Galleria Woods      Birmingham    1994              244       261,000     97.0%      665       1,685,198          0.7%
 CG at Mountain Brook      Birmingham    1987/91           392       393,000     96.7%      688       2,805,188          1.1%
 CV at Trussville          Birmingham    1996/97           376       410,000     97.1%      685       2,662,530          1.0%
 CV at Cahaba Heights      Birmingham    1992              125       131,000    100.0%      695         957,168          0.4%
 CG at Edgewater           Huntsville    1990              500       423,000        (7)     693       2,542,056          1.0%
 CV at Inverness           Birmingham    1986/87/90        586       395,000     98.6%      595       3,545,719          1.4%
 CV at Huntleigh Woods     Mobile        1978              233       199,000     94.4%      457       1,222,101          0.5%
 CG/CV at Inverness Lakes  Mobile        1983/96           482       477,000        (7)     630       2,932,495          1.1%
 CV at McGehee Place       Montgomery    1986/95           468       404,000     90.1%      608       2,679,894          1.0%
 CV at Monte D'Oro         Birmingham    1977              200       296,000     98.5%      659       1,547,956          0.6%
 Patio                     Auburn        1966/83/84        240       179,000     87.9%      424       1,057,375          0.4%
 CV at Hillcrest           Mobile        1981              104       114,000     97.0%      610         684,919          0.3%
 CG at Galleria            Birmingham    1986/96         1,080     1,195,000     93.9%      617       7,487,917          2.9%
 CG at Research Park       Huntsville    1987/94           736       809,000     75.3%      655       4,585,282          1.8%
 CG at Riverchase          Birmingham    1984/91           468       746,000     95.5%      721       3,794,680          1.5%
 Ski Lodge Tuscaloosa      Tuscaloosa    1976/92           304       273,000     94.4%      415       1,498,359          0.6%
 CV at Hillwood            Montgomery    1984              160       151,000     95.0%      534       1,035,246          0.4%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - Alabama (20 Properties)                  7,293     7,384,000     92.4%      613      46,106,000         18.0%
                                                     ----------  ------------   -------  -------   -------------    ----------
 Florida:
 CG at Kirkman             Orlando       1991              370       337,000     93.0%      771       3,363,400          1.3%
 CG at Carrollwood         Tampa         1966              244       286,000     95.5%      827       2,239,291          0.9%
 CG at Bayshore            Bradenton     1997              376       369,000        (7)     720       2,558,815          1.0%
 CG at Heathrow            Orlando       1997              312       370,000    100.0%      833       3,197,016          1.2%
 CG at Hunter's Creek      Orlando       1997              496       624,000     95.4%      868       5,010,829          2.0%
 CG at Palma Sola          Bradenton     1992              340       292,000     92.0%      699       2,409,968          0.9%
 CG at Palm Aire           Sarasota      1991              248       252,000     97.2%      806       2,363,955          0.9%
 CG at Gainesville         Gainesville   1989/93/94        560       489,000     98.8%      757       4,688,565          1.8%
 CG at Ponte Vedra         Jacksonville  1988              240       212,000     92.8%      680       1,717,797          0.7%
 CV at Oakleigh            Pensacola     1997              176       186,000     94.0%      738       1,512,500          0.6%
 CV at River Hills         Tampa         1991/97           776       465,000     92.3%      663       4,350,077          1.7%
 CV at Lake Mary           Orlando       1991/95           504       431,000     99.0%      645       3,873,508          1.5%
 CV at Cordova             Pensacola     1983              152       116,000     95.0%      492         874,374          0.3%
 CG at Lakewood Ranch      Sarasota      1999               64        64,000        (7)     937          27,955  (6)     0.0%
 CG at Citrus Park         Tampa         1999               16        48,000        (7)     851           5,074  (6)     0.0%
 CG at Cypress Crossing    Orlando       1999              140       183,000        (7)   1,138         314,498  (6)     0.1%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - Florida (16 Properties)                  5,014     4,724,000     95.5%      701      38,507,622         14.9%
                                                     ----------  ------------   -------  -------   -------------    ----------
 Georgia:
 CG at Barrington          Macon         1996              176       201,000     96.0%      655       1,204,779          0.5%
 CG at Wesleyan            Macon         1997              264       288,000        (7)     668       1,675,365          0.7%
 CV at North Ingle         Macon         1983              140       133,000     88.6%      562         750,802          0.3%
 CV at White Bluff         Savannah      1986              120       108,000     95.0%      668         857,625          0.3%
 CV at Vernon Marsh        Savannah      1986/87           178       151,000     92.7%      662       1,267,517          0.5%
 CG at Spring Creek        Macon         1992/94           296       328,000     96.3%      622       2,096,104          0.8%
 CV at Stockbridge         Stockbridge   1993/94           240       253,000     97.9%      686       1,881,614          0.7%
 CV at Timothy Woods       Athens        1996              204       211,000     97.6%      737       1,591,704          0.6%
 CV at Walton Way          Augusta       1984              256       254,000     91.5%      561         751,423  (6)     0.3%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - Georgia (9 Properties)                   1,874     1,927,000     90.1%      642      12,076,933          4.7%
                                                     ----------  ------------   -------  -------   -------------    ----------
 Mississippi:
 CG at Natchez Trace       Jackson       1995/97           328       343,000     93.0%      636       2,477,790          1.0%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - Mississippi (1 Property)                   328       343,000     93.0%      636       2,477,790          1.0%
                                                     ----------  ------------   -------  -------   -------------    ----------
 South Carolina:
 CV at Ashley Plantation   Bluffton      1998              200       205,000     99.0%      824       1,295,982  (6)     0.5%
 CV at Caledon Wood        Greenville    1995/96           350       367,000     82.9%      857       2,433,183          0.9%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - South Carolina (2 Properties)              550       572,000     88.8%      845       3,729,165          1.4%
                                                     ----------  ------------   -------  -------   -------------    ----------
 Texas:
 CV at Haverhill           San Antonio   1997              322       327,000     92.0%      923       1,564,509  (6)     0.6%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - Texas (1 Property)                         322       327,000     92.0%      923       1,564,509          0.6%
                                                     ----------  ------------   -------  -------   -------------    ----------
      TOTAL (49 Properties)                              15,381    15,277,000     93.5%    $ 642(5)$104,462,019         40.6%
                                                     ==========  ============   =======  =======   =============    ==========

(footnotes on next page)

(1)All Multifamily Properties are 100% owned by the Company with the exception of CV at Haverhill, which is 79.8% owned by the Company. In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2)Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3)Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 1998.
(4)Percent of Total 1998 Property Revenue represents the Multifamily Property's proportionate share of all revenue from the Company's 106 Properties.
(5)Represents weighted average rental rate per unit of the 49 Multifamily Properties at December 31, 1998.
(6)Represents revenues from the date of the Company's acquisition/expansion of this Property in 1998 through December 31, 1998.
(7)Expanded or newly developed property currently undergoing lease-up.

     The following table sets forth the total number of apartment units, percent leased and average base rental rate per apartment unit as of the end of each of the last five years for the Multifamily Properties:

                                             Average Base
                        Number   Percent      Rental Rate
Year-End               of Units Leased (2)      Per Unit
--------------------   ------   ----------    ----------
December 31, 1998      15,381       93.5%    $      642
December 31, 1997      13,759       93.8%    $      631
December 31, 1996      13,617       94.8%    $      579
December 31, 1995      11,239       95.7%    $      552
December 31, 1994      10,972       96.0%    $      531


(1) Units (in this table only) refers to multifamily apartment units owned at year end.
(2) Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.

Retail Properties

               The 40 Retail Properties owned by the Company at December 31, 1998, contain a total of approximately 13.5 million square feet (including space owned by anchor tenants). Twelve of the Retail Properties are located in Alabama, twelve are located in Florida, seven are located in Georgia, five are located in North Carolina, one is located in South Carolina, one is located in Tennessee, and two Retail Properties are located in Virginia. The Retail
Properties consist of 15 enclosed regional malls, two power centers, and 23 neighborhood shopping centers. Nine of the 40 Retail Properties were originally developed by the Company, two were acquired in 1994, six were acquired in 1995, four were acquired in 1996, 16 were acquired in 1997, and three were acquired in 1998. All of the Retail Properties are managed by the Company.

               The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 1998.

                                Retail Properties

                                                                                                         Average
                                                                                                          Base
                                                              Gross                                       Rent
                                                            Leasable                                      Per    Total Retail  % of
                                                  Year        Area        Number               Total     Leased   Property Total1998
 Retail                                         Completed    (Square        Of    Percent   Annualized   Square  Revenue for  Prop.
 Property (1)                       Location       (2)      Feet) (3)     Stores  Leased (3) Base Rent   Foot (4)   1998     Rev.(5)
------------------------------------------------------------------------------------------------------------------------------------
 Alabama:
 Colonial Mall Decatur              Decatur     1979/89       494,000        55    88.1%  $ 3,464,000 $ 17.48  $ 5,157,527      2.0%
                                                               81,000 (6)
 Brookwood Village                  Birmingham  1973/91       463,000        64    88.2%    3,827,000   13.99    6,303,392      2.5%
                                                              231,000 (6)
 Colonial Mall Gadsden              Gadsden     1974/91       492,000        57    96.6%    2,623,000   17.09    4,881,547      1.9%
 Colonial Mall Auburn/Opelika       Auburn      1973/84/89    399,000        54    89.8%    2,409,000   16.53    4,215,395      1.6%
 Colonial Promenade Montgomery      Montgomery  1990/97       274,000        39    97.8%    2,242,000   12.70    3,080,774      1.2%
                                                              174,000 (6)
 Colonial Shoppes McGehee           Montgomery  1986           55,000        14   100.0%      581,000   12.23      741,873      0.3%
                                                               50,000 (6)
 Colonial Shoppes Bellwood          Montgomery  1988           37,000        15    94.5%      462,000   11.43      538,858      0.2%
                                                               50,000 (6)
 Old Springville Shopping Center    Birmingham  1982           64,000         9    94.0%      170,000    7.75      537,756      0.2%
 Colonial Shoppes Inverness         Birmingham  1984           28,000         5   100.0%      400,000   12.58      509,360      0.2%
 Olde Town Shopping Village         Montgomery  1978/90        39,000        15    89.6%      324,000    9.37      395,500      0.2%
 Bel Air Mall                       Mobile      1966/90/97  1,434,000        92    87.8%    7,394,000   15.11       63,889 (7)  0.0%
 Parkway City Mall                  Huntsville  1975          414,000        44    86.0%    1,423,000   11.35       62,267 (7)  0.0%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-Alabama (12 Properties)                       4,779,000       463    90.2%   25,319,000   14.39   26,488,138     10.3%
------------------------------------------------------------------------------------------------------------------------------------
 Florida:
 Colonial Promenade University Park Orlando     1986/89       399,000        41    96.2%    2,961,000   12.56    4,237,886      1.7%
 Colonial Promenade Tuskawilla      Orlando     1990          217,000        28   100.0%    1,084,000   10.27    1,847,793      0.7%
 Colonial Promenade Burnt Store     Punta Gorda 1990          199,000        21    91.6%    1,199,000   10.69    1,529,212      0.6%
 Colonial Promenade Winter Haven    Orlando     1986          197,000        26    92.0%    1,329,000    9.03    1,626,772      0.6%
 Northdale Court                    Tampa       1988          193,000        19    75.1%    1,107,000   10.38    1,941,326      0.8%
                                                               55,000 (6)
 Colonial Promenade Bear Lake       Orlando     1990          125,000        18    70.7%      627,000    8.18    1,737,043      0.7%
 Colonial Shoppes Paddock Park      Ocala       1988           87,000        20    91.6%      658,000   12.82      847,439      0.3%
 Colonial Promenade Bardmoor        St. Petersbu1981          158,000        25    74.0%    1,108,000   15.53    1,810,622      0.7%
 Colonial Promenade Hunter's Creek  Orlando     1993/95       222,000        24   100.0%    1,944,000   15.65    2,622,659      1.0%
 Colonial Promenade Wekiva          Orlando     1990          209,000        21    80.3%    1,824,000   17.82    2,459,186      1.0%
 Colonial Promenade Lakewood        Jacksonville1995          195,000        45    93.2%    1,078,000   12.56    2,391,810      0.9%
 Orlando Fashion Square             Orlando     1973/89/93    711,000       227    94.6%    9,722,000   16.49   10,212,704 (7)  4.0%
                                                              361,000 (6)
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-Florida (12 Properties)                       3,328,000       515    90.6%   24,641,000   13.76   33,264,452     13.0%
------------------------------------------------------------------------------------------------------------------------------------
 Georgia:
 Macon Mall                         Macon       1975/88/97    757,000       150    92.4%   10,047,000   23.95   17,000,938      6.6%
                                                              682,000 (6)
 Beechwood Center                   Athens      1963/92       336,000        41    98.5%    2,411,000   10.56    3,028,040      1.2%
 Britt David Shopping Center        Columbus    1990          110,000         9   100.0%      711,000   12.85      947,982      0.4%
 Lakeshore Mall                     Gainesville 1984-97       518,000        66    92.8%    3,375,000   17.44    5,636,174      2.2%
 Valdosta Mall                      Valdosta    1982-85       325,000        51    95.1%    2,884,000   16.99    5,625,802      2.2%
                                                               74,000 (6)
 Glynn Place Mall                   Brunswick   1986          285,000        47    84.0%    2,443,000   16.32    3,868,983      1.5%
                                                              226,000 (6)
 Shoppes at Mansell  (8)            Atlanta     1996/97             -         8    92.9%      366,000   18.78      190,369 (7)  0.1%
 Village at Roswell Summit          Atlanta     1988           25,000         9    80.4%      371,000   14.56      399,001      0.2%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-Georgia (7 Properties)                        3,338,000       381    92.9%   22,608,000   18.69   36,697,289     14.4%
------------------------------------------------------------------------------------------------------------------------------------
 North Carolina:
 Holly Hill Mall                    Burlington  1969/86/94    422,000        51    95.7%    2,549,000   15.50    5,168,367      2.0%
 Mayberry Mall                      Mount Airy  1968/86       150,000        17    94.6%      713,000   10.64    1,040,238      0.4%
                                                               55,000 (6)
 Quaker Village                     Greensboro  1968/88/97    114,000        33   100.0%    1,078,000   12.38    1,480,977      0.6%
 Yadkin Town Center                 Yadkinville 1971/97        94,000        12   100.0%      636,000    7.71      726,603      0.3%
 Stanly Plaza                       Locust      1987/96        47,000         7   100.0%      250,000    7.33      303,020      0.1%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-North Carolina (5 Properties)                   882,000       120    96.8%    5,226,000   12.59    8,719,205      3.4%
------------------------------------------------------------------------------------------------------------------------------------
 South Carolina:
 Briarcliffe Mall                   Myrtle Beach1986          488,000        64    94.5%    2,999,000   19.68    7,603,861      3.0%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-South Carolina (1 Property)                     488,000        64    94.5%    2,999,000   19.68    7,603,861      3.0%
------------------------------------------------------------------------------------------------------------------------------------
 Tennessee:
 Rivermont Shopping Center          Chattanooga 1986/97        75,000         9    97.1%      210,000    6.72      491,315      0.2%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-Tennessee (1 Property)                           75,000         9    97.1%      210,000    6.72      491,315      0.2%
------------------------------------------------------------------------------------------------------------------------------------
 Virginia:
 Staunton Mall                      Staunton    1969/86/97    422,000        46    93.5%    1,808,000    8.62    3,116,642     1.2%
 Abingdon Towne Centre              Abingdon    1987/96       166,000        19   100.0%    1,024,000   10.03    1,191,174     0.5%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-Virginia (2 Properties)                         588,000        65    95.3%    2,832,000    8.92    4,307,816      1.7%
-----------------------------------------------------------===========---====================================================-======
     Total (40 Properties)                                 13,478,000     1,617    91.9% $ 83,835,000 $ 14.48 $ 117,572,076    46.0%
-----------------------------------------------------------===========---===========================================================

(footnotes on next page)

(1) All Retail Properties are 100% owned by the Company, with the exception of Orlando Fashion Square and Parkway City mall, which are owned 50% by the Company.
(2) Year initially completed and, where applicable, year(s) in which the Property was substantially renovated or an additional phase of the Property was completed.
(3)  Total GLA includes space owned by anchor tenants, but Percent
     Leased excludes such space.
(4)  Includes specialty store space only.
(5) Percent of Total 1998 Property Revenue represents the Retail Property's proportionate share of all revenue from the 106 Properties.
(6)  Represents  space owned by anchor  tenants.
(7) Represents revenues from the date of the Company's acquisitions of the Property in 1998 through December 31, 1998.
(8) This Property is located within the Mansell Office Park and is included in propertytotal with the Mansell Office Park.

     The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:

                         Gross                     Average
                     Leasable Area    Percent   Base Rent Per
    Year-End          (Square Feet)   Leased    Leased Square Foot (2)
--------------------   ----------   ----------    ----------
December 31, 1998      11,105,000      91.9%     $    14.48
December 31, 1997       8,880,000      93.3%     $    14.38
December 31, 1996       4,856,000      93.8%     $    14.66
December 31, 1995       3,758,000      93.1%     $    13.23
December 31, 1994       2,467,000      95.8%     $    12.61


(1) Excludes 2,373,000 square feet of space owned by anchor tenants.
(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

               The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1998, for the Retail Properties:

                                            Net Rentable         Annualized        Percent of Total
        Year of          Number of            Area Of           Base Rent of       Annual Base Rent
         Lease         Tenants with        Expiring Leases        Expiring         Represented by
       Expiration      Expiring Leases      (Square Feet) (1)   Leases (1)(2)      Expiring Leases (1)
---------------------------------------------------------------------------------------------------

      1999                       242              632,000          7,196,000            8.0%
      2000                       276            1,352,000         11,308,000           12.5%
      2001                       198              689,000          8,054,000            8.9%
      2002                       216              745,000          9,587,000           10.6%
      2003                       154              639,000          6,874,000            7.6%
      2004                        91            1,065,000          6,135,000            6.8%
      2005                       102              316,000          6,120,000            6.8%
      2006                        93              689,000          7,590,000            8.4%
      2007                       115              706,000          8,407,000            9.3%
      2008                        65              611,000          5,325,000            5.9%
      Thereafter                  66            2,357,000         13,884,000           15.3%
                      ===============     ================     ==============     ===========
                               1,618            9,801,000       $ 90,480,000          100.0%
                      ===============     ================     ==============     ===========

(1) Excludes 2,373,000 square feet of space owned by anchor tenants and 1,304,000 square feet of space not leased as of December 31, 1998.
(2) Annualized base rent is calculated using base rents as of December 31, 1998.

Office Properties

               The 17 Office Properties owned by the Company at December 31, 1998, contain a total of approximately 2.7 million rentable square feet. Fourteen of the Office Properties are located in Alabama (representing 67% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and two are located in Florida. The Office Properties range in size from approximately 30,000 square feet to 536,000 square feet. Four of the Office Properties were developed by Colonial, five of the Properties were acquired at various times between 1980 and 1990, four of the Properties were acquired in 1997, and four of the Properties were acquired in 1998. All of the Office Properties are managed by the Company.

               The following table sets forth certain additional information relating to the Office Properties as of and for the year ended December 31, 1998.

                                Office Properties

                                                                                  Average
                                                                                   Base
                                                                                   Rent
                                              Rentable                             Per      Total Office  Percent of
                                    Year        Area                   Total      Leased    Property     Total 1998
 Office                            Completed   Square     Percent    Annualized   Square    Revenue for   Property
 Property (1)          Location      (2)        Feet      Leased     Base Rent    Foot2)     1998 (3)     Revenue (4)
--------------------  ----------  ---------  -----------  --------  -----------  --------  ----------    --------

 Alabama:
 Interstate Park       Montgomery 1982-85/89    227,000     92.5%  $ 2,816,000   $ 13.71 $ 3,104,381        1.1%
 Riverchase Center     Birmingham 1984-88       306,000     92.7%    2,727,000     10.05   3,150,860        1.1%
 International Park    Birmingham 1987/89        93,000    100.0%    2,588,000     14.24   1,432,125        0.6%
 Colonial Plaza        Birmingham 1982          168,000     34.0%    1,010,000     14.73   2,913,954        1.1%
 Progress Center       Huntsville 1983-91       225,000     91.0%    1,681,000      9.08   2,093,690        0.8%
 Lakeside Office Park  Huntsville 1989/90       121,000    100.0%    1,370,000     12.72   1,624,128        0.6%
 AmSouth Center        Huntsville 1990          157,000     94.2%    2,516,000     17.74   2,973,182        1.2%
 P&S Building          Gadsden    1946/76/91     40,000    100.0%      178,000      4.50     178,020        0.1%
 250 Commerce St       Montgomery 1904/81        35,000    100.0%      366,000     10.50     419,008        0.2%
 Anderson Block Bldg(5)Montgomery 1981/83        34,000     97.8%      334,000     10.39     121,413        0.0%
 Land Title Bldg.      Birmingham 1975           30,000    100.0%      393,000     13.19     148,880        0.1%
 Independence Plaza    Birmingham 1979          106,000     97.0%    1,294,000     13.07   1,460,438  (6)   0.6%
 Shades Brook Building Birmingham 1979           35,000     92.5%      151,000     13.82     225,724  (6)   0.1%
 Perimeter Corporate
 Park                  Huntsville 1986/89       233,000     99.7%    2,834,000     13.96   3,200,829  (6)   1.2%
                                             -----------  --------  -----------  --------  ----------    --------
     Subtotal-Alabama (14 Properties)         1,810,000     89.7%   20,258,000     12.58   23,046,632       8.8%
                                             -----------  --------  -----------  --------  ----------    --------
 Florida:
 Concourse Center      Tampa      1981/85       290,000     97.7%    2,580,000     14.95   2,344,572  (6)   0.9%
 University Park       Orlando    1985           71,000     99.4%      769,000     13.47     913,686        0.4%
                                             -----------  --------  -----------  --------  ----------    --------
     Subtotal-Florida (2 Properties)            361,000     98.0%    3,349,000     14.65   3,258,258        1.3%
                                             -----------  --------  -----------  --------  ----------    --------
 Georgia:
 Mansell Business Park Atlanta    1987/96/97    536,000     96.6%    7,277,000     20.53   8,104,019        3.2%
                                             -----------  --------  -----------  --------  ----------    --------
     Subtotal-Georgia (1 Property)              536,000     96.6%    7,277,000     20.53   8,104,019        3.2%
                                             ===========  ========  ===========  ========  ==========    ========
     TOTAL (17 Properties)                    2,707,000     92.2% $ 30,884,000   $ 14.58 $34,408,909       13.3%
                                             ===========  ========  ===========  ========  ==========    ========


(1) All Office Properties are 100% owned by the Company with the exceptions of Anderson Block and Land Title Building, which are each 33.33% owned by the Company.
(2) Year initially completed and, where applicable, most recent year in which the Property was substantially renovated or in which an additional phase of the Property was completed.
(3) Total 1998 Office Property revenue is the Company's share (based on its percentage ownership of the property) of total Office Property revenue, unless otherwise noted.
(4) Percent of Total 1998 Property Revenue represents the Office Property's proportionate share of all revenue from the Company's 106 Properties.
(5) The Company  has a  leasehold  interest  in this  Property.
(6) Represents revenues from the date of the Company's acquisition of this Property in 1997 through December 31, 1998.

     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1998, for the Office Properties (including all lease expirations for partially-owned Properties).

                                    Net Rentable     Annualized         Percent of Total
       Year of       Number of      Area Of         Base Rent of        Annual Base Rent
       Lease       Tenants with   Expiring Leases     Expiring           Represented by
       Expiration  Expiring Leases(Square Feet) (1) Leases (1)(2)       Expiring Leases (1)
-----------------------------------------------------------------------------------------

      1999               84           455,000           5,900,000            19.1%
      2000              107           487,000           6,348,000            20.6%
      2001               62           332,000           3,638,000            11.8%
      2002               44           294,000           3,814,000            12.3%
      2003               43           347,000           4,867,000            15.8%
      2004               14           126,000           1,784,000             5.8%
      2005                5           148,000           2,131,000             6.9%
      2006                4           110,000           1,253,000             4.1%
      2007                2            39,000             636,000             2.1%
      2008                2            26,000             494,000             1.6%
      Thereafter          3             2,000              19,000             0.1%
                  ==========     =============     ===============     ============
                        370         2,366,000        $ 30,884,000           100.0%
                  ==========     =============     ===============     ============

(1)  Excludes  341,000  square feet of space not leased as of December 31, 1998.
(2) Annualized base rent is calculated using base rents as of December 31, 1998.

               The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the Office Properties:

                                   Total       Average Base
                     Rentable Area Percent   Rent Per Leased
Year-end             (Square Feet) Leased    Square Foot (1)
-------------------------------------------------------------

December 31, 1998      2,707,000   92.2%   $   14.58
December 31, 1997      1,859,000   95.5%   $   12.18
December 31, 1996      1,009,000   97.4%   $   13.80
December 31, 1995      1,009,000   94.0%   $   13.52
December 31, 1994      1,009,000   95.0%   $   12.99

(1) Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.


Undeveloped Land

               The Company owns five undeveloped land parcels consisting of approximately 144.7 acres (collectively, the "Land"). These parcels are adjacent to three of the Properties and are suitable for potential expansion at those Properties. The Land suitable for expansion is located adjacent to a Multifamily Property and two Retail Properties. Land adjacent to Multifamily Properties typically will be considered for potential development of another phase of an existing Multifamily Property if the Company determines that the particular market can absorb additional apartment units. The Company currently owns one such parcel. For expansions at Retail Properties, the Company owns parcels both contiguous to the boundaries of Retail Properties, which would accommodate expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions or free standing retailers. The Company owns three such parcels.

Property Markets

               The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 1998.

                     Geographic Concentration of Properties

                                                                                 Percent
                            Units                                     Total      Of Total
                      (Multifamily)     GLA           NRA        1998 Property  1998 Property
State                          (1)   (Retail) (2)   (Office)(3)     Revenue      Revenue
--------------------   ----------    ------------   -----------   ------------   --------

Alabama                     7,293       4,779,000     1,810,000   $ 95,640,770      37.4%
Florida                     5,014       3,328,000       361,000     75,030,332      29.5%
Georgia                     1,874       3,338,000       536,000     56,878,241      22.3%
Mississippi                   328             -0-           -0-      2,477,790       1.0%
North Carolina                -0-         882,000           -0-      8,719,205       3.4%
South Carolina                550         488,000           -0-     11,333,026       3.9%
Tennessee                     -0-          75,000           -0-        491,315       0.2%
Texas                         322             -0-           -0-      1,564,509       0.6%
Virginia                      -0-         588,000           -0-      4,307,816       1.7%
                       ----------    ------------   -----------   ------------   --------
Total                      15,381      13,478,000     2,707,000   $256,443,004     100.0%
                       ==========    ============   ===========   ============   ========

(1) Units (in this table only) refer to  multifamily  apartment  units.
(2) GLA refers to gross  leaseable area of retail space.
(3) NRA refers to net rentable area of office space.

               The Company believes that the demographic and economic trends and conditions in the markets where the Properties are located indicate a potential for continued growth in property net operating income. The Properties are located in a variety of distinct submarkets within Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia; however, Birmingham, Huntsville and Montgomery, Alabama, Orlando, Tampa and Sarasota/Bradenton, Florida, and Macon and Atlanta, Georgia, are the Company's primary markets. The Company believes that its markets in these nine states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, retail, and office properties.

Mortgage Financing

               Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of the Company are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 1998, of approximately $909.3 million carrying a weighted average interest rate of 7.07% and a weighted average maturity of 6.6 years. The mortgage indebtedness on the Properties as of December 31, 1998, is set forth in the table below:

                         Mortgage Debt and Notes Payable

                                                                             Anticipated
                                                                             Annual Debt
                                                          Principal            Service                             Estimated
                                        Interest        Balance (as of        (1/1/99-           Maturity         Balance Due
 Property (1)                             Rate            12/31/98)           12/31/99)          Date (2)         on Maturity
------------------------------------   -----------     ----------------    ---------------     ------------     ----------------

 Multifamily Properties:
      CG at Carrollwood                    8.870%            6,230,000          $ 552,601         03/05/05          $ 6,230,000
      CG at Natchez Trace                  7.950%            6,830,143            574,150         09/01/35               47,813
      CG at Natchez Trace                  8.000%            4,066,699            339,941         02/01/37               29,071
      CV at Rocky Ridge                    5.900%            6,000,000            354,000         08/01/02 (5)        6,000,000
      CV at Rocky Ridge                    7.625%            1,245,000            190,137         08/01/02 (3)          841,667
      CG at Galleria Woods                 6.875%            7,101,608          7,345,726         06/15/99            7,035,235
      CG at Mountain Brook                 8.000%           11,929,545          1,141,187         01/10/00           11,742,632
      CV at Cahaba Heights                 8.060%            3,607,835            374,615         05/10/00            3,502,055
      CV at Inverness                      4.520%            9,900,000            447,480         06/15/26 (4)        9,685,749
      CV at Inverness Lakes                5.900%            4,000,000            236,000         08/01/02 (5)        4,000,000
      CV at Inverness Lakes                7.625%            1,583,333            206,257         08/01/02 (6)        1,234,167
      CG at Galleria                       4.440%           22,400,000            994,560         06/15/26 (4)       22,400,000
      CG at Research Park                  4.490%           12,775,000            573,598         06/15/26 (4)       12,775,000
      CV at White Bluff                    4.520%            4,500,000            203,400         07/01/26 (4)        4,500,000
      CV at Vernon Marsh                   4.570%            3,400,000            155,380         07/01/26 (4)        3,400,000
      CV at Hillwood                       5.900%            3,330,000            196,470         08/01/02 (5)        3,300,000
      CV at Hillwood                       7.625%            1,515,000            197,820         08/01/02 (6)        1,179,167

 Retail Properties:
      Colonial Promenade Hunter's Creek    8.800%           10,089,395          1,061,620         10/01/01            9,578,044
      Mayberry Mall                        9.220%            3,350,078            363,445         10/01/01            3,237,064
      Colonial Promenade Montgomery        9.250%           10,810,000            999,925         07/01/00           10,810,000
      Rivermont Shopping Center           10.125%            1,693,400            273,553         09/01/08               52,091
      Colonial Promenade University Park   8.870%           14,445,000          1,281,272         03/05/05           14,445,000
      Village at Roswell Summit            8.930%            1,628,831            170,306         09/01/05            1,401,860

 Office Properties:
      2100 International Park              8.650%            1,967,410          2,095,046         10/01/99            1,931,425
      1800 International Park              6.500%            1,793,554          1,880,990         10/01/99            1,793,554
      Interstate Park                      8.500%            4,208,107            642,311         08/01/03            2,648,144
      Riverchase Center                    7.880%            8,238,096            902,959         12/01/00            7,766,043
      Mansell Overlook 100                 8.250%           17,419,860          1,589,386         01/10/08           15,285,811
      Mansell One Story Bldg. 10           8.625%           13,876,373          1,331,115         06/01/00           13,682,324
      Perimeter Corporate Park             8.680%            5,536,731            609,507         12/01/03            4,858,772

 Other debt:
      Land Loan                            7.020%              642,641             45,113         09/30/00              649,897
      Line of Credit, incl. Comp. Bid      6.492% (7)      174,489,000         11,327,826         07/10/00 (8)      174,489,000
      Unsecured Senior Notes               7.500%           64,916,320          4,868,724         07/15/01           65,000,000
      Unsecured Senior Notes               8.050%           64,770,044          5,213,989         07/15/06           65,000,000
      Medium Term Notes                    7.050%           50,000,000          3,525,000         12/15/03           50,000,000
      Medium Term Notes                    7.160%           50,000,000          3,580,000         01/17/03           50,000,000
      Medium Term Notes                    6.960%           75,000,000          5,220,000         07/26/04           75,000,000
      Medium Term Notes                    6.960%           25,000,000          1,740,000         08/01/05           25,000,000
      Medium Term Notes                    6.980%           25,000,000          1,745,000         09/26/05           25,000,000
      Senior Notes                         7.000%          174,033,125         12,182,319         07/14/07          175,000,000
                                                       ================    ===============                      ================
 TOTAL                                                   $ 909,322,129       $ 76,732,725                         $ 890,531,585
                                                       ================    ===============                      ================

(footnotes presented on the next page)

(1) As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) All of the mortgages can be prepaid at any time, subject to prepayment penalties calculated typically on a percentage basis, except for the mortgages encumbering CV at Rocky Ridge, CV at Inverness Lakes, and CV at Hillwood, which are closed to prepayment for varying lengths of time.
(3) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2007.
(4) These loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable interest rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these three was 4.51% at December 31, 1998. On February 15, 1999, the Company entered into an interest rate swap for these bonds at a rate of 3.23%.
(5) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.
(6) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2010.
(7) This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread that ranges from 80 to 135 basis points. At December 31, 1998, line of credit facility bore interest at a rate of 95 basis points above LIBOR. The facility also includes a competitive bid feature that allows the Company to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 1998, $65 million was outstanding under a competitive bid loan which bore interest at a weighted average rate of 6.29%.
(8) This credit facility has a term of two years beginning in July 1998 and provides for a two-year amortization in the event of non-renewal.

               In addition to the foregoing mortgage debt, the two Office Properties and one Retail Property in which the Company owns partial interests (and which therefore are not consolidated in the financial statements of the Company) also are subject to existing mortgage indebtedness. The Company's pro-rata share of such indebtedness as of December 31, 1998, was $33,512,000 which carried a weighted average interest rate of 6.9%. The maturity dates of these loans range from May 31, 1999 to January 15, 2006 and as of December 31, 1998, the loans had a weighted average maturity of 6.6 years.

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


Item 4. Submission of Matters to a Vote of Security Holders.

               No matters were submitted to the Company's shareholders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

               The following sets forth the high and low sale prices for the Common Shares for each quarter in the two-year period ended December 31, 1998, as reported by the New York Stock Exchange Composite Tape, and the dividends paid by the Company with respect to each such period.

               Calendar Period            High           Low        Distribution
               -----------------------------------------------------------------
               1998:
                  First Quarter......    $ 31.875      $  29.438        $.55
                  Second Quarter.....    $ 32.188      $  29.188        $.55
                  Third Quarter......    $ 31.188      $  24.000        $.55
                  Fourth Quarter.....    $ 29.000      $  24.625        $.55
               1997:
                  First Quarter......    $ 31.875      $  28.125        $.52
                  Second Quarter.....    $ 30.125      $  26.625        $.52
                  Third Quarter......    $ 31.375      $  27.500        $.52
                  Fourth Quarter.....    $ 30.750      $  27.750        $.52

               On March 10, 1999, the last reported sale price of the Common Shares on the NYSE was $26.375. On March 10, 1999, the Company had 626 shareholders of record.

Item 6. Selected Financial Data.

               The information required by this item is hereby incorporated by reference to the material appearing in the 1998 annual report to shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Information."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The information required by this item is hereby incorporated by reference to the material appearing in the Annual Report to Shareholders, filed as Exhibit 13.1 hereto, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" , except that the material under the subcaption "Year 2000 Issue--Information Systems--Accounting and Property Management" is revised to read as follows:

               The general ledger software systems are not currently compliant. New versions of these software systems were written and delivered to the Company during the first quarter of 1999. The Company found the new versions would not run in the current environment. The vendor continues to develop the software systems and has represented to the Company that it expects to deliver Y2K compliant systems during the early part of the third quarter. Upon receipt the Company will test the systems and the software upgrades and, assuming that the systems and upgrades are found to be operational, will install the systems in the third and fourth quarters with a goal of becoming fully compliant during the early part of the fourth quarter. While the vendor is revising the systems, the Company intends to pursue alternative software systems offered by other vendors. If the Company finds an acceptable alternative software system that is Y2K compliant, it may implement that system instead of the system being revised by the Company's current vendor. If the Company were to implement an alternative system, the Company may be able to achieve full Y2K compliance as early as the third quarter.




Item 8. Financial Statements and Supplementary Data.

               The financial statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of Colonial Properties Trust appearing in the Annual Report to Shareholders, filed as Exhibit 13.1 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

                                    PART III

Item 10. Trustees and Executive Officers of the Registrant.

               The information required by this item with respect to trustees and compliance with the Section 16(a) reporting requirements is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1999 (the "Proxy Statement") under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

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

               Consolidated Balance Sheets as of December 31, 1998 and 1997

               Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

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

14(a)(3)       Exhibits

            *  3.1 Declaration of Trust of Company.
            *  3.2 Bylaws of the Company.
        (phi)  4.1 Articles Supplementary of 83/4% Series A Cumulative
                   Redeemable Preferred Shares of Beneficial Interest of
                   the Company.
               4.2 Articles Supplementary of Series 1998 Junior Participating
                   Preferred Shares of Beneficial Interest of the Company.
               4.3 Articles   Supplementary   of  8.875%   Series  B  Cumulative
                   Redeemable Perpetual Preferred Shares of the Company.
           **      10.1  Second  Amended  and  Restated   Agreement  of  Limited
                   Partnership of the Operating Partnership, as amended.
            +        10.2.1  Registration  Rights and  Lock-Up  Agreement  dated
                     September 29, 1993, among the Company and the persons named therein.
       (psi)  10.2.2 Registration Rights and Lock-Up Agreement dated
                     March 25, 1997, among the Company and the persons named therein. (EDGAR Version Only)
       (psi)  10.2.3 Registration Rights and Lock-Up Agreement dated
                     November 4, 1994, among the Company and the persons named therein. (EDGAR Version Only)
       (psi)  10.2.4 Registration Rights and Lock-Up Agreement dated
                     August 20, 1997, among the Company and the persons named therein. (EDGAR Version Only)
       (psi)  10.2.5 Registration Rights and Lock-Up Agreement dated
                     November 1, 1997, among the Company and the persons named therein. (EDGAR Version Only)
       (psi)  10.2.6 Registration Rights and Lock-Up Agreement dated
                     July 1, 1997, among the Company and the persons named therein. (EDGAR Version Only)
       (psi)  10.2.7 Registration Rights and Lock-Up Agreement dated
                     July 1, 1996, among the Company and the persons named therein. (EDGAR Version Only)
              10.2.8 Registration Rights Agreement dated February 23, 1999, among the Company, Belcrest Realty Corporation, and Belair Real Estate Corporation. (EDGAR Version Only)
              10.2.9 Registration Rights and Lock-Up Agreement dated
                     July 1, 1998, among the Company and the persons named therein. (EDGAR Version Only)
             10.2.10 Registration Rights and Lock-Up Agreement dated
                      July 31, 1997, among the Company and the persons named
                      therein. (EDGAR Version Only)
              10.2.11 Registration Rights and Lock-Up Agreement dated
                      November 18, 1998, among the Company and the persons named therein. (EDGAR Version Only)
              10.2.12 Registration Rights and Lock-Up Agreement dated
                      December 29, 1994, among the Company and the persons named therein. (EDGAR Version Only)
      (PI)            10.3.1 ++  Second  Amended  and  Restated  Employee  Share
                      Option and Restricted Share Plan.
       +/-  10.3.2 ++ Non-employee Trustee Share Option Plan.
    +/-+/-  10.3.3 ++ Non-employee Trustee Share Plan.
   (OMEGA)  10.3.4 ++ Employee Share Purchase Plan.
         +  10.4++    Non-employee Trustee Option Agreement.
         +  10.5++    Employment Agreement between the Company and Thomas H.
                      Lowder.
         +  10.6++    Officers and Trustees Indemnification Agreement.
         +  10.7      Partnership Agreement of the Management Partnership.
        **  10.8      Articles of Incorporation of the Management Corporation,
                      as amended.
         +  10.9      Bylaws of the Management Corporation.
        ++  10.10     Credit Agreement between the Colonial Realty Limited
                      Partnership  and SouthTrust  Bank,  National  Association,
                      AmSouth   Bank,   N.A.,   Wells   Fargo   Bank,   National
                      Association,  Wachovia Bank,  N.A., First National Bank of
                      Commerce,  N.A., and PNC Bank, Ohio, National  Association
                      dated  July 10,  1997,  as  amended  on July 10,  1997 and related promissory notes.
            10.11.1   Amendment to Credit Agreement dated July 10,1998.
           10.11.2    Second Amendment to Credit   Agreement   dated
                      August 21, 1998.
         +  10.12 ++  Annual Incentive Plan.
        ++++10.13     Indenture  dated  as of  July  22,  1996,  by and  between
                      Colonial  Realty  Limited  Partnership  and Bankers  Trust
                      Company, as amended.
           10.13.1    First Supplemental Indenture dated as of December 31,1998, by and between  Colonial  Realty Limited  Partnership  and
                      Bankers Trust Company.
             10.14    Rights  Agreement  dated as of  November  2, 1998  between
                      Colonial Properties Trust and BankBoston, N.A.
             13.1     Portions of the Annual Report to Shareholders incorporated by reference in Part II of this Form 10-K.
                      (EDGAR Version Only)
             21.1     List of Subsidiaries. (EDGAR Version Only)
             23.1     Consent of PricewaterhouseCoopers LLP
             27       Financial Data Schedules (EDGAR Version Only)

--------------------
*     Incorporated by reference to the Company's Form 8-K dated November 5,1997.
** Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1994.
(psi) Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1997.
+ Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-65954.
++    Management  contract or compensatory plan required to be filed pursuant to
      Item 14(c) of Form 10-K.
++ Incorporated by reference to the same titled and number exhibit in the Company's Quarterly Report on Form 10-Q dated June 30, 1997.
++++ Incorporated by reference to (i) Exhibit D to the Form 8-K dated July 19, 1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6,1996, filed by Colonial Realty Limited Partnership.
(PI) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-60333.
+/- Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27203.
+/-+/-Incorporated by reference to the Company's Registration Statement on
      Form S-8, No. 333-27205.
(OMEGA)Incorporated by reference to the Company's Registration Statement on
       Form S-8, No. 333-27201.
(phi) Incorporated by reference to the Company's Registration Statement Amendment No. 1 on Form S-3 dated November 20, 1997.


14(b) Reports on Form 8-K

               Reports on Form 8-K filed during the last quarter of 1998: Form 8-K dated October 26, 1998 reported the authorization of the Form of Rights Agreement between the Company and BankBoston N.A. under Item 5, "Other Events".

14(c) Exhibits

               The list of Exhibits filed with this report is set forth in response to Item 14(a)(3).

14(d) Financial Statements

                None.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                                       Colonial Properties Trust
                                                       By: /s/ Thomas H. Lowder
                                                            -------------------
                                                       Thomas H. Lowder
                                                       Chairman of the Board,
                                                       President, and
                                                       Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated on March 30, 1999.

      Signature

/s/ Thomas H. Lowder                       Chairman of the Board, President,
--------------------------                 and Chief Executive Officer
Thomas H. Lowder

/s/ Howard B. Nelson, Jr.                  Chief Financial Officer
--------------------------
Howard B. Nelson, Jr.

/s/ Kenneth E. Howell                      Senior Vice President-Chief
--------------------------                 Accounting Officer
Kenneth E. Howell

/s/ Carl F. Bailey                         Trustee
--------------------------
Carl F. Bailey

/s/ M. Miller Gorrie                       Trustee
--------------------------
M. Miller Gorrie

/s/ William M. Johnson                     Trustee
--------------------------
William M. Johnson

/s/ James K. Lowder                        Trustee
--------------------------
James K. Lowder

/s/ Herbert A. Meisler                     Trustee
--------------------------
Herbert A. Meisler

/s/ Claude B. Nielsen                      Trustee
--------------------------
Claude B. Nielsen

/s/ Harold W. Ripps                        Trustee
--------------------------
Harold W. Ripps

/s/ Donald T. Senterfitt                   Trustee
--------------------------
Donald T. Senterfitt

                                  SCHEDULE III
                            COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998


                                                       Initial Cost to                  Cost                  Gross Amount at Which
                                                            Company                Capitalized           Carried at Close of Period
                                                                   Buildings and   Subsequent to                      Buildings and
Description                       Encumbrances         Land         Improvements   Acquisition          Land           Improvements
------------------------------   -------------   --------------   --------------   --------------   --------------   --------------
S-1
Multifamily:
CG at Barrington                        $ -0-   $   880,000   $ 8,605,143   $   168,569   $   880,000   $ 8,773,712   $ 9,653,712
CG at Bayshore                            -0-     2,044,100           -0-    18,885,484     1,265,561    19,664,023    20,929,584
CG at Carrollwood                   6,230,000     1,464,000    10,657,840       887,864     1,464,000    11,545,704    13,009,704
CG at Edgewater                           -0-     1,540,000    12,671,606       560,342     1,540,000    13,231,948    14,771,948
CG at Gainesville                         -0-     3,360,000    24,173,649     3,304,425     3,361,850    27,476,224    30,838,074
CG at Galleria                     22,400,000     4,600,000    39,078,925     2,318,735     4,600,000    41,397,660    45,997,660
CG at Galleria II                         -0-       758,439     7,902,382        26,890       758,439     7,929,272     8,687,711
CG at Galleria Woods                7,101,608     1,220,000    12,480,949       347,858     1,220,000    12,828,807    14,048,807
CG at Heathrow                            -0-     2,560,661    17,612,990       379,575     2,560,661    17,992,565    20,553,226
CG at Hunter's Creek                      -0-     3,949,850           -0-    29,885,576     4,725,936    29,109,490    33,835,426
CG at Inverness Lakes                     -0-       641,334     8,873,906     2,683,421       641,334     7,684,466     8,325,800
CG at Kirkman                             -0-     2,220,000    21,747,240       885,192     2,220,000    22,632,432    24,852,432
CG at Mountain Brook               11,929,545     1,960,000    21,181,118     1,125,328     1,960,000    22,306,446    24,266,446
CG at Natchez Trace                10,896,842     1,312,000    16,568,050       176,568     1,312,000    16,744,618    18,056,618
CG at Palm Aire                           -0-     1,488,000    13,515,075       292,594     1,489,500    13,806,169    15,295,669
CG at Palma Sola                          -0-     1,479,352           -0-    12,571,483     1,479,352    12,571,483    14,050,835
CG at Ponte Vedra                         -0-     1,440,000    10,038,593       948,276     1,440,000    10,986,869    12,426,869
CG at Research Park                12,775,000     3,680,000    29,322,067     1,054,756     3,680,000    30,376,823    34,056,823
CG at Riverchase                          -0-     2,340,000    25,248,548     1,105,212     2,340,000    26,353,760    28,693,760
CG at Spring Creek                        -0-     1,184,000    13,243,975       319,662     1,184,000    13,563,637    14,747,637
CG at Wesleyan                            -0-       720,000    12,760,587        40,537       720,000    12,801,124    13,521,124
Colony Park                               -0-       409,401     4,345,599       404,085       409,406     4,749,680     5,159,085
CV at Ashford Place                       -0-       537,600     5,839,838       142,174       537,600     5,982,012     6,519,612
CV at Ashley Plantation                   -0-     1,160,000    12,540,387       115,604     1,160,000    12,655,991    13,815,991
CV at Cahaba Heights                3,607,835       625,000     6,548,683       177,084       625,000     6,725,767     7,350,767
CV at Caledon Wood                        -0-     2,100,000    19,482,210       251,926     2,100,000    19,734,136    21,834,136
CV at Cordova                             -0-       134,000     3,986,304       393,665       134,000     4,379,969     4,513,969
CV at Haverhill                           -0-     1,771,000    19,749,176        18,546     1,771,000    19,767,722    21,538,722
CV at Hillcrest                           -0-       332,800     4,310,671       227,385       332,800     4,538,056     4,870,856
CV at Hillwood                      4,845,000       511,700     5,508,300       381,894       511,700     5,890,194     6,401,894
CV at Huntleigh Woods                     -0-       745,600     4,908,990       750,730       745,600     5,659,720     6,405,320
CV at Inverness                     9,900,000     1,713,668    10,352,151       132,842     1,713,668    10,484,993    12,198,661
CV at Inverness II/III                    -0-       635,819     5,927,265     8,381,975       635,819    14,309,240    14,945,059
CV at Inverness Lakes               5,583,333       735,080     7,254,920     1,807,530       735,080     9,062,450     9,797,530
CV at Lake Mary                           -0-     2,145,480           -0-    19,409,367     3,634,094    17,920,753    21,554,847
CV at McGehee Place                       -0-       795,627           -0-    17,163,015       842,321    17,116,321    17,958,642
CV at Monte D'Oro                         -0-     1,000,000     6,994,227     1,326,469     1,000,000     8,320,696     9,320,696
CV at North Ingle                         -0-       497,574     4,122,426       406,424       497,574     4,528,850     5,026,424
CV at Oakleigh                            -0-       880,000     9,685,518       200,802     1,024,334     9,741,986    10,766,320
CV at River Hills                         -0-    15,319,754     7,474,784    11,171,763     2,551,154    31,415,147    33,966,301
CV at Rocky Ridge                   7,245,000       644,943     8,325,057       499,329       644,943     8,824,386     9,469,329
CV at Stockbridge                         -0-       960,000    11,975,947       382,176       960,000    12,358,123    13,318,123
CV at Timothy Woods                       -0-     1,020,000    11,910,546        82,777     1,020,000    11,993,323    13,013,323
CV at Trussville                          -0-     1,504,000    18,800,253       871,867     1,504,000    19,672,120    21,176,120
CV at Vernon Marsh                  3,400,000       960,984     3,511,596     3,149,558       960,984     6,661,154     7,622,138
CV at Walton Way                          -0-     1,024,000     7,877,766       104,791     1,024,000     7,982,557     9,006,557
CV at White Bluff                   4,500,000       699,128     4,920,872       330,315       699,128     5,251,187     5,950,315
Patio I, II & III                         -0-       249,876     3,305,124     1,945,935       366,717     5,134,218     5,500,935
Ski Lodge - Tuscaloosa                    -0-     1,064,000     6,636,685       880,414     1,064,000     7,517,099     8,581,099
S-2
Retail:
Abingdon Town Centre                       -0-     2,051,250     6,687,616        66,883     2,051,250     6,754,499     8,805,749
Colonial Mall Auburn-Opelika               -0-       103,480           -0-    15,553,538       723,715    14,933,303    15,657,018
Colonial Shoppes Bardmoor                  -0-     1,989,019     9,047,663       105,743     2,143,152     8,999,273    11,142,425
Colonial Promenade Bear Lake               -0-     2,134,440     6,551,683        94,660     2,134,440     6,646,343     8,780,783
Beechwood Shopping Center                  -0-     2,565,550    19,647,875       786,371     2,565,550    20,434,246    22,999,796
Bel Air Mall                               -0-     7,517,000    81,585,057           -0-     7,517,000    81,585,057    89,102,057
Colonial Shoppes Bellwood                  -0-       330,000           -0-     3,209,650       330,000     3,209,650     3,539,650
Briarcliffe Mall                           -0-     9,099,972    33,663,654        12,953     9,099,972    33,676,607    42,776,579
Britt David Shopping Center                -0-     1,755,000     4,951,852         1,194     1,755,000     4,953,046     6,708,046
Brookwood Village                          -0-     8,136,700    24,435,002     1,673,055     8,136,700    26,108,057    34,244,757
Colonial Promenade Burnt Store             -0-     3,750,000     8,198,677        83,847     3,750,000     8,282,524    12,032,524
Colonial Promenade Tuskawilla              -0-     3,659,040     6,783,697       113,066     3,659,040     6,896,763    10,555,803
Colonial Mall Decatur                      -0-     3,262,800    23,636,229     1,566,670     3,262,800    25,202,899    28,465,699
Colonial Mall Gadsden                      -0-       639,577           -0-    19,561,774       639,577    19,561,774    20,201,351
Glynn Place Mall                           -0-     3,588,178    22,514,121     1,054,761     3,588,178    23,568,882    27,157,060
Holly Hill Mall                            -0-     4,120,000    25,632,587       393,711     4,120,000    26,026,298    30,146,298
Colonial Promenade Hunter's Creek   10,089,395     4,181,760    13,023,401       151,399     4,181,760    13,174,800    17,356,560
Lakeshore Mall                             -0-     4,646,300    30,973,239     2,076,687     4,646,300    33,049,926    37,696,226
Lakewood Plaza                             -0-     2,984,522    11,482,512     1,900,323     2,984,522    13,382,835    16,367,357
Macon Mall                                 -0-     1,684,875           -0-    91,501,975     5,591,743    87,595,107    93,186,850
Mayberry Mall                        3,350,078       862,500     3,778,590       133,806       862,500     3,912,396     4,774,896
Colonial Shoppes McGehee                   -0-       197,152           -0-     3,954,077       197,152     3,954,077     4,151,229
Colonial Promenade Montgomery       10,810,000     3,788,913    11,346,754     1,200,517     4,332,432    12,003,752    16,336,184
Colonial Promenade Montgomery Nor          -0-     2,400,000     5,664,858       560,392     2,400,000     6,225,250     8,625,250
Northdale Court                            -0-     3,059,760     8,054,090       850,077     3,059,760     8,904,167    11,963,927
Old Springville Shopping Center            -0-       272,594           -0-     3,364,134       277,975     3,358,753     3,636,728
Olde Town Shopping Village                 -0-       343,325           -0-     2,470,994       343,325     2,470,994     2,814,319
Colonial Shoppes Paddock Park              -0-     1,532,520     3,754,879       110,214     1,532,520     3,865,093     5,397,613
Quaker Village                             -0-       931,000     7,901,874       163,198       931,000     8,065,072     8,996,072
Rivermont Shopping Center            1,693,400       515,250     2,332,486       128,741       515,250     2,461,227     2,976,477
Colonial Shoppes Inverness                 -0-     1,680,000     1,387,055        93,216     1,680,000     1,480,271     3,160,271
Shoppes at Mansell                         -0-       600,000     3,089,565        21,041       600,000     3,110,606     3,710,606
Stanly Plaza                               -0-       450,000     1,657,870        58,196       450,000     1,716,066     2,166,066
Staunton Mall                              -0-     2,895,000    15,083,542       254,735     2,895,000    15,338,277    18,233,277
Colonial Promenade University Par   14,445,000     6,946,785    20,104,517       414,563     6,946,785    20,519,080    27,465,865
Valdosta Mall                              -0-     5,377,000    30,239,796       857,786     5,377,000    31,097,582    36,474,582
Village at Roswell Summit            1,628,831       450,000     2,563,642       126,073       450,000     2,689,715     3,139,715
Colonial Promenade Wekiva                  -0-     2,817,788    15,302,375       127,375     2,817,788    15,429,750    18,247,538
Colonial Promenade Winter Haven            -0-     1,768,586     3,928,903     4,574,790     4,045,045     6,227,234    10,272,279
Yadkin Town Center                         -0-     1,080,000     1,224,136     3,211,391     1,080,000     4,435,527     5,515,527

S-3
Office:
250 Commerce Street                        -0-        25,000       200,200     2,280,668        25,000     2,480,868     2,505,868
AmSouth Center                             -0-       764,961           -0-    18,150,464       764,961    18,150,464    18,915,425
Colonial Plaza                             -0-     1,001,375    12,381,023       228,170     1,001,375    12,609,193    13,610,568
Concourse Center                           -0-     4,875,000    25,702,552        42,002     4,875,000    25,744,554    30,619,554
Independence Plaza                         -0-     1,505,000     6,018,476       180,678     1,505,000     6,199,154     7,704,154
International Park                   1,967,410     1,279,355     5,668,186       150,575     1,279,355     5,818,761     7,098,116
Interstate Park                      4,208,107     1,125,990     7,113,558     8,924,443     1,125,988    16,038,003    17,163,991
Lakeside Office Park                       -0-       423,451     8,313,291       235,247       423,451     8,548,538     8,971,989
Mansell Office Park                 31,296,233     4,540,000    71,712,971       954,671     4,540,000    72,667,642    77,207,642
P&S Building                               -0-       104,089       558,646       214,930       104,089       773,576       877,665
Perimeter Corporate Park             5,536,731     1,422,169    18,377,648       261,614     1,422,169    18,639,262    20,061,431
Progress Center                            -0-       521,037    14,710,851       683,654       521,037    15,394,505    15,915,542
Riverchase Center                    8,238,096     1,916,727    22,091,651     1,074,586     1,916,727    23,166,237    25,082,964
Shades Brook Building                      -0-       873,000     2,240,472           -0-       873,000     2,240,472     3,113,472
University Park                            -0-       396,960     2,971,049     1,644,998       396,960     4,616,047     5,013,007

Active Development Projects:

CG at Citrus Park                          -0-     1,223,652           -0-     8,258,914     1,223,652     8,258,914     9,482,566
CG at Cypress Crossing                     -0-     1,942,202           -0-    17,233,557     1,942,202    17,233,557    19,175,759
CG at Edgewater II                         -0-       999,221           -0-    11,487,365       999,221    11,487,365    12,486,586
CG at Heather Glen                         -0-     3,836,003           -0-     5,964,285     3,836,003     5,964,285     9,800,288
CG at Inverness Lakes II                   -0-       477,259           -0-     8,360,459       477,259     8,360,459     8,837,718
CG at Lakewood Ranch                       -0-     1,831,987           -0-    16,007,271     1,831,987    16,007,271    17,839,258
CG at Liberty Park                         -0-     2,115,340           -0-       808,388     2,115,340       808,388     2,923,728
CG at Promenade                            -0-     1,536,313           -0-     2,783,611     1,536,313     2,783,611     4,319,924
CG at Research Park II                     -0-         3,538           -0-        51,299         3,538        51,299        54,837
CG at Ridgeland                            -0-     1,025,720           -0-       428,564     1,025,720       428,564     1,454,284
CG at Wesleyan II                          -0-       550,991           -0-     5,393,690       550,991     5,393,690     5,944,681
CV at Ashley Plantation II                 -0-     1,383,770           -0-     1,565,180     1,383,770     1,565,180     2,948,950
CV at Madison                              -0-     1,695,369           -0-     2,995,140     1,695,369     2,995,140     4,690,509
CV at McGehee Place                        -0-        60,438           -0-        53,018        60,438        53,018       113,456
Colonial Promenade Trussville              -0-     4,199,186           -0-     1,121,816     4,285,842     1,035,160     5,321,002
1800 International Park                    -0-     1,793,000           -0-     2,156,857     3,949,857           -0-     3,949,857
Colonial Center at Research Park -0-               1,000,000           -0-       373,238     1,373,238           -0-     1,373,238
Other Miscellaneous Projects               -0-           -0-           -0-     1,470,351           -0-     1,470,351     1,470,351

Unimproved Land:
Briarcliffe Mall                           -0-     1,433,596           -0-           -0-     1,433,596           -0-     1,433,596
Valdosta Mall                              -0-       975,506           -0-           -0-       975,506           -0-       975,506
McGehee Place Land                     668,364       436,471           -0-           -0-       436,471           -0-       436,471
North Heathrow Land                        -0-     9,553,734           -0-     2,167,333     9,553,734     2,167,333    11,721,067


                                 =============   ===========   ===========   ===========   ===========   ===========   ===========
                                 $ 204,345,808  $246,033,816$1,186,268,309  $435,369,401  $245,185,945$1,618,612,721$1,863,798,665
                                 =============   ===========   ===========   ===========   ===========   ===========   ===========

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                            SCHEDULE III, CONTINUED
                            COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

                                      Date
                                    Acquired/
                                 Accumulated       Date       Placed In   Depreciable
Description                     Depreciation     Completed     Service    Lives-Year
-------------------------------------------------------------------------------------
S-1
Multifamily:
CG at Barrington                 $  790,514         1996         1996     7-40 Years
CG at Bayshore                    1,196,831         1997   1985/97/98     7-40 Years
CG at Carrollwood                 2,062,188         1966         1994     7-40 Years
CG at Edgewater                   2,289,403         1990         1994     7-40 Years
CG at Gainesville                 4,318,899   1989/93/94         1994     7-40 Years
CG at Galleria                    4,278,059         1986         1994     7-40 Years
CG at Galleria II                   679,141         1996         1996     7-40 Years
CG at Galleria Woods              1,206,846         1994         1996     7-40 Years
CG at Heathrow                    1,586,655         1997      1994/97     7-40 Years
CG at Hunter's Creek              1,632,756         1996         1996     7-40 Years
CG at Inverness Lakes               994,984         1996         1996     7-40 Years
CG at Kirkman                     3,272,298         1991         1994     7-40 Years
CG at Mountain Brook              1,549,053      1987/91         1996     7-40 Years
CG at Natchez Trace                 830,133      1995/97         1997     7-40 Years
CG at Palm Aire                   2,229,216         1991         1994     7-40 Years
CG at Palma Sola                  4,054,758         1992         1992     7-40 Years
CG at Ponte Vedra                 1,388,793         1988         1994     7-40 Years
CG at Research Park               3,760,816      1987/94         1994     7-40 Years
CG at Riverchase                  3,067,215      1984/91         1994     7-40 Years
CG at Spring Creek                1,267,969      1992/94         1996     7-40 Years
CG at Wesleyan                      668,831         1997      1996/97     7-40 Years
Colony Park                         665,854         1975         1993     7-40 Years
CV at Ashford Place                 414,703         1983         1996     7-40 Years
CV at Ashley Plantation             297,331         1997         1998     7-40 Years
CV at Cahaba Heights                559,259         1992         1996     7-40 Years
CV at Caledon Wood                  844,822      1995/96         1997     7-40 Years
CV at Cordova                     2,337,725         1983         1983     7-40 Years
CV at Haverhill                     227,776         1998         1998     7-40 Years
CV at Hillcrest                     319,714         1981         1996     7-40 Years
CV at Hillwood                      797,130         1984         1993     7-40 Years
CV at Huntleigh Woods               655,991         1978         1994     7-40 Years
CV at Inverness                   1,503,594   1986/87/90   1986/87/90     7-40 Years
CV at Inverness II/III            3,049,894         1997         1997     7-40 Years
CV at Inverness Lakes             1,045,135      1983/96         1993     7-40 Years
CV at Lake Mary                   4,252,705      1991/95      1991/95     7-40 Years
CV at McGehee Place               4,266,205      1986/95      1986/95     7-40 Years
CV at Monte D'Oro                   913,566         1977         1994     7-40 Years
CV at North Ingle                   630,407         1983         1983     7-40 Years
CV at Oakleigh                      532,147         1997         1997     7-40 Years
CV at River Hills                 3,860,203         1985         1998     7-40 Years
CV at Rocky Ridge                 1,134,717         1984         1993     7-40 Years
CV at Stockbridge                 1,835,157      1993/94         1994     7-40 Years
CV at Timothy Woods                 637,961         1996         1997     7-40 Years
CV at Trussville                  1,200,635      1996/97         1997     7-40 Years
CV at Vernon Marsh                1,685,612      1986/87      1986/93     7-40 Years
CV at Walton Way                     83,691      1970/88         1998     7-40 Years
CV at White Bluff                   713,076         1986         1993     7-40 Years
Patio I, II & III                   699,322   1966/83/84   1994/93/93     7-40 Years
Ski Lodge - Tuscaloosa              866,439      1976/92         1994     7-40 Years

S-2
Retail:

Abingdon Town Centre                202,618      1987/96         1997     7-40  Years
Colonial Mall Auburn-Opelika      8,286,927   1973/84/89   1973/84/89     7-40  Years
Colonial Shoppes Bardmoor           545,346         1981         1996     7-40  Years
Colonial Promenade Bear Lake        607,055         1990         1995     7-40  Years
Beechwood Shopping Center           923,225      1963/92         1997     7-40  Years
Bel Air Mall                         12,114   1966/90/97         1998     7-40  Years
Colonial Shoppes Bellwood         1,039,508         1988         1988     7-40  Years
Briarcliffe Mall                  2,017,547         1986         1996     7-40  Years
Britt David Shopping Center         515,845         1990         1994     7-40  Years
Brookwood Village                 1,164,788      1973/91         1997     7-40  Years
Colonial Promenade Burnt Store      935,279         1990         1994     7-40  Years
Colonial Promenade Tuskawilla       610,478         1990         1995     7-40  Years
Colonial Mall Decatur             2,262,361      1979/89         1993     7-40  Years
Colonial Mall Gadsden             9,004,107      1974/91         1974     7-40  Years
Glynn Place Mall                    784,516         1986         1997     7-40  Years
Holly Hill Mall                     791,409   1969/86/94         1997     7-40  Years
Colonial Promenade Hunter's Creek   811,823      1993/95         1996     7-40  Years
Lakeshore Mall                    1,148,848      1984-87         1997     7-40  Years
Lakewood Plaza                      375,609         1995         1997     7-40  Years
Macon Mall                       18,411,197   1975/88/97      1975/88     7-40  Years
Mayberry Mall                       115,584      1968/86         1997     7-40  Years
Colonial Shoppes McGehee          1,265,015         1986         1986     7-40  Years
Colonial Promenade Montgomery     2,431,972         1990         1993     7-40  Years
Colonial Promenade Montgomery Nor   148,361         1997         1995     7-40  Years
Northdale Court                     642,677         1988         1995     7-40  Years
Old Springville Shopping Center   2,700,536         1982         1982     7-40  Years
Olde Town Shopping Village          699,057      1978/90      1978/90     7-40  Years
Colonial Shoppes Paddock Park       312,079         1988         1995     7-40  Years
Quaker Village                      265,428   1968/88/97         1997     7-40  Years
Rivermont Shopping Center            69,521      1986/97         1997     7-40  Years
Colonial Shoppes Inverness           69,468         1984         1997     7-40  Years
Shoppes at Mansell                   32,183      1996/97         1998     7-40  Years
Stanly Plaza                         52,617      1987/96         1997     7-40  Years
Staunton Mall                       452,286   1969/86/97         1997     7-40  Years
Colonial Promenade University Par 6,331,114      1986/89         1993     7-40  Years
Valdosta Mall                     1,054,291      1982-85         1997     7-40  Years
Village at Roswell Summit            66,061         1988         1997     7-40  Years
Colonial Promenade Wekiva           913,009         1990         1996     7-40  Years
Colonial Promenade Winter Haven     485,229         1986         1995     7-40  Years
Yadkin Town Center                  102,084      1971/97         1997     7-40  Years

S-3
Office:

250 Commerce Street               2,326,569      1904/81         1980     7-40  Years
AmSouth Center                    6,108,744         1990         1990     7-40  Years
Colonial Plaza                      339,665         1982         1997     7-40  Years
Concourse Center                    270,075      1981/85         1998     7-40  Years
Independence Plaza                  143,234         1979         1998     7-40  Years
International Park                  246,545      1987/89         1997     7-40  Years
Interstate Park                   4,822,534   1982-85/89   1982-85/89     7-40  Years
Lakeside Office Park                342,092      1989/90         1997     7-40  Years
Mansell Office Park               1,844,656   1987/96/97         1997     7-40  Years
P&S Building                        442,562   1946/76/91         1974     7-40  Years
Perimeter Corporate Park            422,730      1986/89         1998     7-40  Years
Progress Center                     584,073      1983/91         1997     7-40  Years
Riverchase Center                 1,097,429      1984-88         1997     7-40  Years
Shades Brook Building                23,338         1979         1998     7-40  Years
University Park                   1,811,232         1985         1985     7-40  Years

Active Development Projects:

CG at Citrus Park                       -0-          N/A         1997             N/A
CG at Cypress Crossing              123,830          N/A         1998             N/A
CG at Edgewater II                  318,451          N/A         1997             N/A
CG at Heather Glen                      -0-          N/A         1998             N/A
CG at Inverness Lakes II            349,674          N/A         1994             N/A
CG at Lakewood Ranch                 17,320          N/A         1997             N/A
CG at Liberty Park                      -0-          N/A         1998             N/A
CG at Promenade                         -0-          N/A         1998             N/A
CG at Research Park II                  -0-          N/A         1985             N/A
CG at Ridgeland                         -0-          N/A         1998             N/A
CG at Wesleyan II                     1,744          N/A         1996             N/A
CV at Ashley Plantation II              -0-          N/A         1998             N/A
CV at Madison                           -0-          N/A         1998             N/A
CV at McGehee Place                     -0-          N/A         1987             N/A
Colonial Promenade Trussville           -0-          N/A         1998             N/A
1800 International Park                 -0-          N/A         1998             N/A
Colonial Center at Research Park        -0-          N/A         1998             N/A
Other Miscellaneous Projects            -0-          N/A         1993             N/A

Unimproved Land:
Briarcliffe Mall                        -0-          N/A         1981             N/A
Valdosta Mall                           -0-          N/A      1982/85             N/A
McGehee Place Land                      -0-          N/A         1981             N/A
North Heathrow Land                     -0-          N/A         1997             N/A
---------------------------------------------------------------------------------------
                              $ 169,451,798
=======================================================================================

                              NOTES TO SCHEDULE III
                            COLONIAL PROPERTIES TRUST
                                December 31, 1998


 (1) The aggregate cost for Federal Income Tax purposes was approximately $1,464,775,000 at December 31, 1998.

 (2) See description of mortgage notes payable in Note 8 of Notes to Consolidated Financial Statements.

 (3) The following is a reconciliation of real estate to balances reported at the beginning of the year:


                          Reconciliation of Real Estate

                                                                           1998               1997               1996
                                                                ---------------    ---------------    ---------------
Real estate investments:
     Balance at beginning of year                               $ 1,489,114,015    $ 1,017,009,315    $   736,937,703
         Acquisitions of new property                               346,267,522        451,256,964        173,276,789
         Improvements and development                               134,804,450         97,564,705        107,834,251
         Dispositions of property                                  (106,387,322)       (76,716,969)        (1,039,428)
                                                                ---------------    ---------------    ---------------

     Balance at end of year                                     $ 1,863,798,665    $ 1,489,114,015    $ 1,017,009,315
                                                                ===============    ===============    ===============



                   Reconciliation of Accumulated Depreciation

                                                                         1998             1997             1996
                                                                -------------    -------------    -------------
Accumulated depreciation:
     Balance at beginning of year                               $ 124,236,057    $ 101,541,658    $  79,780,292
         Depreciation                                              46,787,982       31,945,960       22,015,054
         Depreciation of disposition of property                   (1,572,241)      (9,251,561)        (253,688)
                                                                -------------    -------------    -------------

     Balance at end of year                                     $ 169,451,798    $ 124,236,057    $ 101,541,658
                                                                =============    =============    =============

                                      S-4

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Trustees
of Colonial Properties Trust

Our audits of the consolidated financial statements referred to in our report dated January 13, 1998 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers L.L.P.
PricewaterhouseCoopers L.L.P.


Birmingham, Alabama
January 13, 1999