Form 10-K/A
period 1998-12-31
COLONIAL PROPERTIES TRUST
filed 1999-05-10
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

Series A Cumulative Preferred Shares     New York Stock Exchange
     of Beneficial Interest,
    $.01 par value per share

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

     On May 10, 1999, Colonial Properties Trust (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998 to include the following restated items:

                                     Part II

         Item 6.  Selected Financial Data.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 8.  Financial Statements and Supplementary Data.



                                     Part IV

         Item 14. Exhibits, Financial Schedules, and Reports on Form 8-K.

                  (a)(3)  Exhibits:

23.1     Consent of PricewaterhouseCoopers LLP

27       Financial Data Schedules (EDGAR Version Only)



     This amendment to Colonial Properties Trust's annual report on Form 10-K for the year ended December 31, 1998 is being filed to reflect an adjustment made to the Company's 1998 Consolidated Financial Statements. As previously filed, the Company's financial statements calculated net income without allocating to the minority interest in Colonial Realty Limited Partnership ("CRLP") a pro rata portion of the cost of the dividends paid by CRLP on the Series A Cumulative Preferred Units issued by CRLP in November 1997. Distributions on the Preferred Units are paid to the Company and equal the amount of dividends required to be paid by the Company on its outstanding Series A Cumulative Preferred Shares of Beneficial Interest. The adjustment reflected in this amendment has the effect, in calculating net income, of allocating to the minority interest a portion of the cost of the distribution on the Preferred Units. This adjustment results in a decrease in minority interest in income of CRLP by approximately $3.2 million for 1998, and a corresponding increase in the Company's net income and net income available to common shareholders by approximately $3.2 million, or $0.13 per share.


     The restatement of the 1998 Consolidated Financial Statements had no effect on the Company's previously reported calculations of funds from operations ("FFO") or FFO per share, nor did it effect the federal income tax treatment of distributions or dividends previously paid to shareholders or unitholders.


Item 6.   Selected Financial Data.

SELECTED FINANCIAL Information

Dollar amounts in thousands,
except per share data                      1998            1997            1996          1995          1994
--------------------------------------------------------------------------------------------------------------

OPERATING DATA
Total revenue .....................   $   257,367     $   184,126     $   134,881     $ 110,890     $  64,031
Expenses:
   Depreciation and amortization ..        48,647          33,278          23,534        20,490        13,061
   Other operating ................        87,972          63,581          46,819        41,772        24,026
Income from operations ............       120,748          87,267          64,529        48,628        26,944
Interest expense ..................        52,063          40,496          24,584        24,060        10,877
Other income (expense), net .......        (1,597)          3,187           1,303           736           578
Income before extraordinary items
   and minority interest ..........        67,088          49,958          41,248        25,479        16,767
Dividends to preferred shareholders        10,938           1,671            --            --            --
Net income available to
   common shareholders ............        39,284          30,277          27,506        14,936        11,317
Per share - basic and diluted:
Income before extraordinary items .   $      1.60     $      1.66     $      1.60     $    1.29     $    1.18
Extraordinary loss from early
   extinguishment of debt .........         (0.01)          (0.13)          (0.02)         --            --
Net income ........................          1.59            1.53            1.58          1.29          1.18
Dividends declared ................          2.20            2.08            2.00          1.90          1.73
---------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Land, buildings, and equipment, net   $ 1,566,841     $ 1,268,432     $   801,800     $ 624,517     $ 555,581
Total assets ......................     1,755,449       1,397,078         948,105       681,122       620,413
Total debt ........................       909,322         702,044         506,435       354,100       362,134
---------------------------------------------------------------------------------------------------------------

OTHER DATA
Funds from operations(1) ..........   $   103,746     $    77,493     $    62,999     $  44,015     $  28,123
Total market capitalization(2) ....     2,013,084       1,764,810       1,298,946       894,342       759,313
Interest coverage ratio ...........          3.20            3.00            3.60          2.90          3.70
Cash flow provided by (used in):
   Operating activities ...........   $   115,528     $    72,065     $    62,873     $  47,004     $  27,970
   Investing activities ...........      (365,347)       (346,379)       (224,076)      (95,592)     (119,162)
   Financing activities ...........       249,870         275,504         162,957        29,443        84,689
Total properties (at end of year) .           106              93              73            62            55

(1) The Company generally considers Funds from Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

(2) Total market capitalization is the market value of all outstanding Common Shares of the Company plus total debt. This amount was calculated assuming the conversion of 10,613,966, 9,976,419, 8,431,198, 8,141,023, and 8,070,159 units of minority interest in Colonial Realty Limited Partnership into the Company's Common Shares for 1998, 1997, 1996, 1995, and 1994, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

GENERAL

Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of December 31, 1998, Colonial's real estate portfolio consisted of 49 multifamily communities, 40 retail properties, and 17 office properties.

Colonial is one of the largest diversified REITs in the United States. Consistent with its diversified strategy, Colonial manages its business with three separate and distinct operating divisions: Multifamily, Retail, and Office. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows Colonial to utilize specialized management personnel for each operating division. Constant communication among the Executive Vice Presidents and centralized functions of accounting, information technology, due diligence and administrative services provide the Company with unique synergy allowing the Company to take advantage of a variety of investment opportunities. Decisions for investments in acquisitions and developments and for dispositions are also centralized.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this report. As used herein, the terms "Colonial" or "the Company" includes Colonial Properties Trust, and one or more of its subsidiaries including, among others, Colonial Realty Limited Partnership (CRLP).

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

Results of Operations - 1998 vs. 1997

In 1998, the Company experienced growth in revenues, operating expenses, and net income which primarily resulted from the acquisition and development of 40 properties and the expansion of 13 properties during 1998 and 1997. As a result of the acquisitions, developments, and expansions the Company's net income before dividends to preferred shareholders increased by $18.3 million, or 57.2%, for 1998 when compared to 1997. On a per share basis, net income was $1.59 for 1998, a 3.9% increase, compared to $1.53 for 1997.

Revenues - Total revenues increased by $73.2 million, or 39.8%, during 1998 when compared to 1997. Of this increase, $61.7 million relates to revenues generated by properties that were acquired or developed during 1998 and 1997, net of revenues of properties disposed of in 1997. The retail division accounted for the majority of the overall revenue increase, approximately $46.4 million, while the office and multifamily divisions accounted for $18.2 million and $9.0 million, respectively. The divisional revenue growth was primarily attributable to the acquisition, development, and expansion of 21 retail properties, 22 multifamily properties, and 10 office properties during 1998 and 1997. The remaining increase relates to increases in rental rates at existing properties and lease buyouts during 1998.

Operating Expenses - Total operating expenses increased by $39.8 million, or 41.1%, during 1998 when compared to 1997. The majority of this increase relates to additional property operating expenses of $20.3 million and additional depreciation of $13.4 million associated with properties that were acquired, developed, or expanded during 1998 and 1997, net of operating expenses of properties disposed of during 1997. Depreciation expense on existing properties increased by $1.5 million during 1998 when compared to 1997. Divisional property operating expenses increased by $14.8 million, $2.8 million, and $5.5 million for retail, multifamily, and office divisions, respectively, during 1998 when compared to 1997. The increase in divisional property operating expenses was primarily attributable to the acquisition, development, and expansion of 21 retail properties, 22 multifamily properties, and 10 office properties during 1998 and 1997. The remaining increase primarily relates to increases in operating expenses at existing properties, and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

Other Income and Expenses - Interest expense increased by $11.6 million, or 28.6%, during 1998 when compared to 1997. The increase in interest expense is primarily attributable to the assumption of $5.7 million of debt, the issuance of $175 million in Medium-Term Notes, and the net increased usage of the Company's Line of Credit in conjunction with the financing of acquisitions and developments.

Results of Operations - 1997 vs. 1996

In 1997, the Company experienced growth in revenues, operating expenses, and net income which resulted from the acquisition and development of 38 properties and the expansion of 7 properties during 1997 and 1996. As a result of the acquisitions and developments, the Company's net income before dividends to preferred shareholders increased by $5.0 million, or 18.0%, for 1997 when compared to 1996. On a per share basis, net income was $1.53 for 1997, a 3.2% decrease, compared to $1.58 for 1996. The decrease in net income available to common shareholders, on a per share basis, is directly attributable to the extraordinary loss from early extinguishment of debt and the dividends paid to the preferred shareholders in 1997.

Revenues - Total revenues increased by $49.2 million, or 36.5%, during 1997 when compared to 1996. Of this increase, $43.4 million relates to revenues generated by properties that were acquired or developed during 1997 and 1996. The remaining increase primarily relates to increases in rental rates at existing properties. The retail division accounted for the majority of the overall revenue increase, approximately $25.4 million, while the multifamily and office divisions accounted for $14.6 million and $8.9 million, respectively. The divisional revenue growth was primarily attributable to the acquisition, development, and expansion of 20 retail properties, 19 multifamily properties, and 6 office properties during 1997 and 1996.

Operating Expenses - Total operating expenses increased by $26.5 million, or 37.7%, during 1997 when compared to 1996. The majority of this increase relates to additional property operating expenses of $13.3 million and additional depreciation of $8.2 million associated with properties that were acquired or developed during 1997 and 1996. Depreciation expense on existing properties increased by $1.8 million during 1997 when compared to 1996. Divisional property operating expenses increased by $7.4 million, $2.1 million, and $4.9 million for retail, multifamily, and office divisions, respectively, during 1997 when compared to 1996. The increase in divisional property operating expenses was primarily attributable to the acquisition, development, and expansion of 20 retail properties, 19 multifamily properties, and 6 office properties during 1997 and 1996. The remaining change primarily relates to the resolution of prior year reserves for certain tax contingencies, increases in operating expenses at existing properties, and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

Other Income and Expenses - Interest expense increased by $15.9 million, or 64.7%, during 1997 when compared to 1996. The increase in interest expense is primarily attributable to the assumption of $75 million of debt, the issuance of $175 million in Medium-Term Notes, and the increased usage of the Company's Line of Credit in conjunction with the financing of acquisitions and developments.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, the Company invested $358.1 million, net of disposition, in the acquisition and development of properties. This acquisition and development activity increased the Company's multifamily, retail, and office property holdings. The Company financed the growth through proceeds from public offerings of equity and debt totaling $315 million during 1998, advances on its bank line of credit, the issuance of limited partnership units in CRLP, the proceeds from joint ventures, and cash from operations. The Company also used these sources of funds to repay $29.5 million on five mortgage loans.

Acquisition and Development Activities

Multifamily Properties - During 1998, the Company added 1,026 apartment units through the acquisition of four multifamily communities at an aggregate cost of $48.2 million. The Company also completed development of 596 apartment units in seven multifamily communities during 1998 and acquired land on which it intends to develop additional multifamily communities during 1999. The aggregate investment in the multifamily developments during 1998 was $90.4 million. As of December 31, 1998, the Company has 2,426 apartment units in 12 multifamily communities under development or expansion. Management anticipates that the 12 multifamily projects will be completed during 1999 through 2001. Management estimates that it will invest an additional $115 million to complete these multifamily communities.

Retail Properties - During 1998, the Company added 2.9 million square feet of retail shopping space (including 1.5 million square feet in two joint ventures) through the acquisition of a community shopping center, an enclosed mall and investment in two joint ventures at a net cost of $117.5 million. In addition, the company began the development of a community shopping center in Birmingham, Alabama. The aggregate investment in the retail development during 1998 was $8.8 million. Management anticipates that it will invest an additional $25.7 million to complete the retail development.

Office Properties - During 1998, the Company increased its office portfolio by 827,000 square feet with the acquisition of five office properties at an aggregate cost of $87.9 million. In addition, the Company began development on two office properties. The aggregate investment in the office developments during 1998 was $5.3 million. Management estimates that it will invest an additional $24.3 million to complete these properties.

Joint Ventures

During the fourth quarter of 1998, the Company entered into two joint ventures. On December 9, 1998, Colonial and CBL & Associates Properties, Inc. formed a joint venture to acquire Parkway City Mall in Huntsville, Alabama for $11.4 million. In addition to the purchase of the property, the joint venture will redevelop the mall, with all related costs being shared equally by both venture partners. At December 31, 1998, Colonial had invested approximately $5.7 million in the joint venture and had an ending net investment balance of $5.9 million. On December 29, 1998, Colonial and Prudential Real Estate Investors through its Property Investment Separate Account Fund (Prudential) entered into a joint venture to own Orlando Fashion Square. In connection with the formation of the joint venture, Prudential acquired a 50% interest in Orlando Fashion Square from Colonial for $52 million which approximated both book value and fair value of the recently acquired property. Subsequent to formation, the joint venture leveraged the property with a $65 million nonrecourse note and the proceeds from the issuance of the note were distributed equally to the joint venture partners. The Company's investment in the joint venture at December 31, 1998 was $20.2 million. Colonial used the proceeds from the Prudential joint venture to fund acquisition and development activities. Both joint ventures have been accounted for using the equity method.

                                    Common Share Offerings
                                             (in thousands)
             Number of     Price Per    Gross    Offering          Net
   Date    Common Shares     Share     Proceeds   Costs          Proceeds
--------------------------------------------------------------------------------

February     375,540     $ 30.00      $ 11,266      $ 627         $ 10,639
March        806,452     $ 31.00      $ 25,000    $ 1,389         $ 23,611
March        381,046     $ 31.00      $ 11,812      $ 656         $ 11,156
April      3,046,400     $ 30.13      $ 91,773    $ 4,973         $ 86,800

                                  Debt Offering
                                      Gross
                 Type of                                         Proceeds
  Date             Note           Maturity         Rate       (in thousands)
--------------------------------------------------------------------------------

 July            Senior         July 1, 2007       7.00%        $ 175,000


Financing Activities

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

At December 31, 1998, the Company's total outstanding debt balance was $909.3 million. The outstanding balance includes fixed-rate debt of $681.2 million, or 74.9%, and floating-rate debt of $228.1 million, or 25.1%. The Company has obtained interest rate protection for $50.0 million of the floating-rate debt. The cap agreement limits the debt to an interest rate of 8.00% through May 2, 2000. The Company's total market capitalization as of December 31, 1998 was $2.0 billion and its ratio of debt to total market capitalization was 45.1%. Certain loan agreements of the Company contain restrictive covenants which, among other things, require maintenance of various financial ratios. At December 31, 1998, the Company was in compliance with these covenants.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. Treasury lock agreements are used by the Company's subsidiary, CRLP, to lock in interest rates in connection with public debt offerings. Colonial has entered into an interest rate cap agreement which limits debt of $50 million to an interest rate of 8.00% through May 2, 2000. Subsequent to year-end, the Company entered into two interest rate swap agreements. On January 4, 1999, Colonial entered into an interest rate swap for $50 million of its line of credit at 4.97% plus 80 to 135 basis points and on January 15, 1999, Colonial entered into an interest rate swap for $52 million of tax exempt bonds at a rate of 3.23%. Both of these interest rate swap agreements have one-year terms and any payments made or received under the agreements are recognized as adjustments to interest expense as incurred. Colonial is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. Colonial does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

OUTLOOK

Management intends to maintain the Company's strength through continued diversification, while pursuing acquisitions and developments that meet
Colonial's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition and development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide the Company with the means to finance additional acquisitions and development.

In addition to the issuance of equity and debt, management is investigating alternate financing methods and sources to raise future capital. Private placements, joint ventures, and non-traditional equity and debt offerings are some of the alternatives the Company is contemplating. Colonial continues to work diligently to improve its credit rating, in order to reduce its cost of raising future capital.

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

YEAR 2000 ISSUE

Overview of Y2K Problem

The Year 2000 or "Y2K" problem refers to the inability of many existing computer programs having time-sensitive software to recognize a date using "00" as the year 2000. Instead, the computer programs interpret such data as the year 1900. This failure to accurately recognize the year 2000 and other key dates could result in a variety of problems ranging from data miscalculations to the failure of entire systems. In an attempt to eliminate or minimize this potential risk, the Company has initiated an effort to identify, understand, and address the myriad of issues associated with the Y2K problem. The Company has identified two main areas where potential Y2K problems exist: (a) Property Management Systems and; (b) Information Systems.

Phase One - Assessing the Company's Y2K Readiness

As a result of potential risks posed by Y2K problems on the Company's operations, in the early months of 1998, the Company formed a Year 2000 Committee to oversee, manage, and implement a Year 2000 Compliance Program (the "Program"). The Committee is comprised of representatives from senior management and various departments and advisors at the home and regional offices, including the telecommunications, information systems, and office services departments. Because of the wide-ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases over the remainder of 1998 and 1999. Many of the phases of the Program are being carried out simultaneously.

The initial step in assessing the Company's Y2K readiness consisted of identifying systems that are date sensitive and, accordingly, could pose potential Y2K problems. The process included an examination of information technology and non-information technology systems at the Company's home and regional offices and at the Company's properties. The initial step of identifying systems has been completed by the Company's information services department and building services department through a combination of physical inspections and informational interviews with Company employees.

Having identified systems that could have a potential Y2K problem, the Company is attempting to determine which of the systems actually have a Y2K problem. Much of the required information is within the exclusive control of the Company's vendors and manufacturers, who are being contacted through standard form letters and telephone calls requesting such information. In the case of property management systems, a database was compiled for the types of equipment, names of manufacturers and model numbers. The following is a summary of the Phase One results obtained to date.

Property Management Systems

The Company has identified six categories of property management systems in which it has the most exposure to potential Y2K problems. These categories include: o Building automation (e.g., energy management, HVAC) o Security card access o Fire and life safety o Elevator o Garage revenue control o Office equipment

In April 1998, the Company began gathering data from vendors to catalog the equipment in all of its buildings. To date, approximately 75% of the information requested has been received. The Company does not expect to receive 100% of the information requested due to a number of nonresponsive vendors or unavailable information.

All of the responses have confirmed that their systems would not be affected in an adverse way due to the Y2K date change. The Y2K steering committee is in the process of evaluating if any of these property management systems are mission critical in nature and would have a negative impact on the Company's ability to conduct business if a failure occurs. At this time the Company does not believe these systems are mission critical. Regardless, efforts continue to obtain additional evidence from vendors concerning these systems such as processes followed, test scripts, and actual findings. Once received, the Company will further evaluate these systems and will determine if it will be necessary to confirm the information received from the vendors. Due to the positive responses received the Company does not feel that this will be necessary.

Information Systems

Information systems fall into four general categories: Accounting and property management; network operating systems; desktop software; and secondary systems.

Accounting and Property Management - The general ledger software systems is not currently compliant. New versions of these software systems were written and delivered to the Company during the first quarter of 1999. The Company found the new versions would not run in the current environment. The vendor continues to develop the software systems and has represented to the Company that it expects to deliver Y2K compliant systems during the early part of the third quarter. Upon receipt, the Company will test the systems and the software upgrades and, assuming that the systems and upgrades are found to be operational, will install the systems in the third and fourth quarters with a goal of becoming fully compliant during the early part of the fourth quarter. While the vendor is revising the systems, the Company intends to pursue alternative software systems offered by other vendors. If the Company finds an acceptable alternative software systems offered by other vendors. If the Company finds an acceptable alternative software system that is Y2K compliant, it may implement that system instead of the system being revised by the Company's current vendor. If the Company were to implement an alternative system, the Company may be able to achieve full Y2K compliance as early as the third quarter.


Network Operating Systems - Management believes that the network operating servers are currently Y2K compliant subject to certain possible exceptions. Microsoft Corporation recently announced that Windows NT 4.0, which the Company uses, is not Y2K compliant with service pak level III. However, Microsoft has stated that service pak level IV will need to be loaded to become completely Y2K compliant. Upgrades of Company network operating systems are expected to be installed in the first and second quarters of 1999, bringing the network operating servers into full compliance. Management believes that testing of this new software will not be necessary, as it has already been proven in the industry to be Y2K compliant.

Desktop Software - Management has reviewed all desktop systems and software applications, identified those that are not in compliance and compiled a list of necessary upgrades. Those upgrades have been completed for 95% of the current systems and are now Y2K compliant. The remaining upgrades for 5% of the systems are anticipated to be completed by the end of the first quarter. As part of the continuing efforts to be Y2K compliant, every new system is tested upon installation.

The status of desktop compliance is as follows:

o Systems (hardware and software) testing - Complete
o Installation of updated software that also provides Y2K compliance - November 1998 o Complete installation/full compliance - First Quarter 1999

Secondary Information Systems - "Secondary" information systems include, but are not limited to: payroll; fixed-asset system; and forecasting modeling software, which provide projections on property returns and other items. Letters have been received confirming Y2K compliance from the vendors of the Company's secondary systems. The number of computers related to these secondary systems are nominal and testing is expected to be completed by the end of the second quarter of 1999.

Telecommunications Systems - In general, management believes that the internal telephone systems are not date sensitive and should not be materially affected by Y2K problems. A letter has been received from the telephone system vendor confirming Y2K readiness of the voice mail system, telephone system and telephone hardware. Testing will be completed by the end of the second quarter of 1999.


Phase Two - Determining the Cost of Achieving Y2K Readiness and Implementing
            the Y2K Action Plan

During the last two years, costs for new technology to ensure Y2K readiness, including computers, telephone systems, and software, has been approximately $1 million and an additional $400,000 is estimated to be spent on property management software upgrades and testing from a third-party consultant on current secondary systems. However, the costs of the project and the completion date are based on management's best estimates, which are based on numerous assumptions of future events.

Phase Three - Assessing the Risks to the Company  of Noncompliance

Management does not believe that the impact of Y2K will have a material adverse effect on the Company's financial condition, results of operations and cash flows. Such belief is based on management's analysis of the risks to the Company related to the Company's own potential Y2K problems discussed above and the assessment of the Y2K problems of vendors, suppliers, and customers.

Property Management Systems - Management believes that the Y2K risks to the Company's financial condition and operations associated with a failure of building management systems is immaterial due to the fact that each of the Company's properties have, for the most part, separate building management systems. In addition, based upon the investigation results received to date, management believes there is sufficient time to correct those system problems within the Company's control before the Year 2000.

In the event a failure of essential property management systems occurs at one or more of the Company's buildings, whether due to a failure of a Company system or an interruption of utilities, management believes that the individual tenant leases will protect the Company from claims of constructive eviction or other remedies that could result in a termination of lease rights. It is also management's belief that most of the leases eliminate, limit or qualify the rights of a tenant to receive an abatement under such circumstances. Although there is always a risk of claims being brought on a noncontractual basis (e.g., in tort), it is management's belief that the Company's efforts to identify and solve Y2K problems will minimize such risk. The Company has also attempted to allocate the risk of noncompliance to the vendors and manufacturers of the property management and information systems by establishing standard riders and addenda to be attached to new contracts for systems using time sensitive data.

Information Systems - Because the Company's major source of income is rental payments under long-term leases, the failure of key information systems is not expected to have a material adverse effect on the Company's financial condition, results of operations, or cash flows for its existing properties. Even if problems with the information systems are experienced, the payment of rent under leases would not be excused. However, the ability of the Company to produce complete and accurate financial information in a timely fashion could be impaired. This situation would affect the Company's anticipated development projects or acquisitions of new properties. Management expects to correct any information system problems within the Company's control before the Year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

Our Vendors - The success of the Company's business is not closely tied to the operations of any one manufacturer, vendor or supplier. Accordingly, if any manufacturers, vendors or suppliers cease to conduct business due to Y2K related problems, management expects to be able to contract with alternate providers without experiencing any material adverse effect on the Company's financial condition, results of operations, or cash flows.

Our Customers - Because of a broad customer/tenant base, the Company's success is not closely tied to the success of any particular tenant. Accordingly, management believes that there should not be a material adverse effect on the Company's financial condition, results of operations, or cash flows if any tenant ceases to conduct business due to Y2K related problems. The Company has requested that major tenants provide periodic updates as to their Y2K readiness.

Phase Four - Developing Contingency Plans

The Company currently does not have contingency plans in place; however, management expects to develop and implement contingency plans by the end of the second quarter of 1999. The Company's contingency plans will be structured to address both restoration of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks, as well as potential risks in the supply chain of the Company's suppliers and customers.

RECENTLY ISSUED ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS 133, the Company will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. The Company is required to adopt SFAS 133 for periods beginning January 1, 2000.

INFLATION

Substantially all of the leases at the retail properties provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. All of these provisions permit the Company to increase rental rates or other charges to tenants in response to rising prices and, therefore serve to minimize the Company's exposure to the adverse effects of inflation.

FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the years ended December 31, 1998, 1997 and 1996 was calculated as follows:

(in thousands)                               1998           1997          1996
--------------------------------------------------------------------------------

Net income                                $ 39,284       $ 30,277      $ 27,506

Adjustments:
Minority interest in CRLP                   16,465         14,360        13,231
Depreciation (1)                            47,189         32,288        22,621
Sales of property (1)                           21         (3,082)         (870)

Debt prepayment penalties                      401          3,650           511
Write-off of development costs
   charged to net income                       386              -             -
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Funds from operations                    $ 103,746       $ 77,493      $ 62,999
--------------------------------------------------------------------------------

(1) Includes pro-rata share of adjustments for partially owned entities.


Item 8.   Financial Statements and Supplementary Data.

Consolidated Balance Sheets
December 31, 1998 and 1997
(Amounts in thousands)                                  1998           1997
-----------------------------------------------------------------------------

ASSETS

Land, buildings, and equipment, net ............   $ 1,566,841    $ 1,268,432
Undeveloped land and construction in progress ..       128,336         98,555
Cash and equivalents ...........................         4,583          4,531
Restricted cash ................................         2,897          2,665
Accounts receivable, net .......................         9,428          7,301
Prepaid expenses ...............................         3,224          3,164
Deferred debt and lease costs ..................         9,644          6,901
Investment in partially owned entities .........        25,181            685
Other assets ...................................         5,315          4,844
                                                    -----------     -----------
       Total assets ............................   $ 1,755,449    $ 1,397,078
                                                    -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable ....................   $   909,322    $   702,044
Accounts payable ...............................         8,614         12,706
Accounts payable to affiliates .................         5,540          2,320
Accrued interest ...............................        12,051          6,526
Accrued expenses ...............................         3,456          2,814
Tenant deposits ................................         4,272          3,715
Unearned rent ..................................         2,800          2,253
                                                     -----------    -----------

       Total liabilities .......................       946,055        732,378
                                                     -----------    -----------

Minority interest ..............................       198,947        174,281
                                                     -----------    -----------

Preferred shares of  beneficial  interest,  $.01 par  value,  10,000,000  shares authorized;  5,000,000 shares issued and outstanding at December 31, 1998 and 1997,
       respectively .                                        50             50
Common shares  of  beneficial  interest,   $.01  par  value,  65,000,000  shares
       authorized;  26,147,054 and 21,152,754  shares issued and  outstanding at
       December 31, 1998 and 1997, respectively 261 212
Additional paid-in capital .......................      659,641        524,605
Cumulative earnings ..............................      132,938         82,716
Cumulative distributions .........................     (182,135)      (116,768)
Deferred compensation on restricted shares ......          (308)          (396)
                                                      -----------   -----------
       Total shareholders' equity ...............       610,447        490,419
                                                      -----------   -----------
                                                    $ 1,755,449    $ 1,397,078
                                                      -----------   -----------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)

For the Years Ended December 31, 1998, 1997, 1996
                                                            1998         1997         1996
                                                          --------------------------------
Revenue:
    Base rent ......................................   $ 206,234    $ 154,063    $ 115,174
    Base rent from affiliates ......................       1,027          879          758
    Percentage rent ................................       4,002        2,161        1,841
    Tenant recoveries ..............................      31,573       17,349       10,717
    Other ..........................................      14,531        9,674        6,391
    --------------------------------------------------------------------------------------
       Total revenue ...............................     257,367      184,126      134,881
       -----------------------------------------------------------------------------------
Property operating expenses:
    General operating expenses .....................      20,590       12,603        9,530
    Salaries and benefits ..........................      12,600       10,283        8,606
    Repairs and maintenance ........................      24,795       18,669       13,073
    Taxes, licenses, and insurance .................      22,312       15,578       11,538
General and administrative .........................       7,675        6,448        4,071
Depreciation .......................................      46,841       31,956       22,025
Amortization .......................................       1,806        1,322        1,509
------------------------------------------------------------------------------------------
       Total operating expenses ....................     136,619       96,859       70,352
------------------------------------------------------------------------------------------
       Income from operations ......................     120,748       87,267       64,529
------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense ...............................     (52,063)     (40,496)     (24,584)
    Income (loss) from partially owned entities ....      (1,578)         620          835
    Gains (losses) from sales of property ..........         (19)       2,567          468
------------------------------------------------------------------------------------------
       Total other expense .........................     (53,660)     (37,309)     (23,281)
------------------------------------------------------------------------------------------
       Income before extraordinary items and
       minority interest ............................     67,088       49,958       41,248
Extraordinary loss from early extinguishment of debt        (401)      (3,650)        (511)
       Income before minority interest ..............     66,687       46,308       40,737
------------------------------------------------------------------------------------------
Minority interest in income of CRLP .................     16,465       14,360       13,231
------------------------------------------------------------------------------------------
        Net income ..................................     50,222       31,948       27,506
------------------------------------------------------------------------------------------
Dividends to preferred shareholders .................    (10,938)      (1,671)         -0-
------------------------------------------------------------------------------------------
       Net income available to common shareholders ..  $  39,284    $  30,277    $  27,506
------------------------------------------------------------------------------------------

Basic  and  Diluted  net  income  per  share  after  consideration  of  minority interest:
       Income before extraordinary item .............  $    1.60    $    1.66    $    1.60
       Extraordinary loss from early extinguishment
             of debt ....................                  (0.01)       (0.13)       (0.02)
       Net income per common share ..................  $    1.59    $    1.53    $    1.58
-------------------------------------------------------------------------------------------
Weighted average common shares outstanding ..........     24,641       19,808       17,378
-------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements

CONSOLIDATED  STATEMENTS OF SHAREHOLDERS'  EQUITY (Amounts in Thousands) For the
Years Ended December 31, 1998, 1997, 1996
                         Preferred Shares of    Common Shares      Additional                          Deferred           Total
                         Beneficial Interest   Beneficial Interest Paid-In  Cumulative  Cumulative    Compensation     Shareholders'
                         Shares Par Value     Shares   Par Value   Capital   Earnings  Distributions  Restricted Shares   Equity
                         ----------------------------------------------------------------------------------------------------------
Balance, December 31, 1995 ..................  13,045   $   131   $ 205,885 $ 23,262    $ (38,080)       $    (303)       $ 190,895
 Distributions ($2.00 per share) ............                                             (35,307)                          (35,307)
 Net income .................................                                 27,506                                         27,506
 Issuance of Restricted Common Shares of
   Beneficial Interest ......................       7        -0-        158                                   (158)             -0-
 Amortization of deferred compensation ......                                                                  103              103
 Public offering of common shares
   of beneficial interest, net of offering
   costs of $6,632 ..........................   4,600         46    106,597                                                 106,643
 Issuance of common shares of beneficial
   interest through the Company's dividend
   reinvestment plan ..........................     8        -0-        204                                                     204
 Adjustments to minority interest in Colonial
   Realty Limited Partnership due to
   issuance of common shares of beneficial
   interest and limited partnership units ....                      (10,540)                                                (10,540)
   ---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996 ................... 17,660        177    302,304   50,768      (73,387)            (358)         279,504
 Distributions on common shares
  ($2.08 per share) .........................                                             (41,710)                          (41,710)
 Distributions on preferred shares
 ($0.3342 per share) .....................                                                 (1,671)                           (1,671)
 Net income ................................                                  31,948                                         31,948
 Issuance of Restricted Common Shares of
   Beneficial Interest .....................        8        -0-        261                                   (261)             -0-
 Amortization of deferred compensation ........                                                                223              223
 Public offering of preferred shares
   of beneficial interest, net of offering
   costs of $4,451 ........5,000    $  50                           120,499                                                 120,549
Public offerings of common shares
   of beneficial interest, net of offering
   costs of $4,732 ......................       3,366         34     97,640                                                  97,674
Issuance of common shares of beneficial
   interest through the Company's dividend
   reinvestment plan .........................     95          1      2,475                                                   2,476
Issuance of common shares of beneficial
   interest through options exercised ........     24         -0-       570                                                     570
Adjustments to minority interest in Colonial
   Realty Limited Partnership due to
   issuance of common shares of beneficial
   interest and limited partnership units ....                          856                                                     856
   --------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997 .5,000      50      21,153        212    524,605   82,716      (116,768)           (396)         490,419
 Distributions on common shares ($2.20 per share) ..                                       (54,429)                         (54,429)
 Distributions on preferred shares ($2.19 per share)                                       (10,938)                         (10,938)
 Net income ........................................                          50,222                                         50,222
 Issuance of Restricted Common Shares of
   Beneficial Interest ..................           0         -0-        13                                    (13)              -0-
 Amortization of deferred compensation ..............                                                          101              101
 Public offerings of common shares
   of beneficial interest, net of offering
   costs of $4,973 .........................    4,609         46    132,159                                                 132,205
 Issuance of common shares of beneficial
   interest through the Company's dividend
   reinvestment plan .......................      370          3      9,284                                                   9,287
 Issuance of common shares of beneficial
   interest through options exercised .......      15         -0-       359                                                     359
 Adjustments to minority interest in Colonial
   Realty Limited Partnership due to
   issuance of common shares of beneficial
   interest and limited partnership units ...........                (6,779)                                                 (6,779)
   ---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998 .5,000   $  50      26,147     $  261  $ 659,641 $132,938     $(182,135)        $ (308)         $ 610,447
====================================================================================================================================

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

For the Years Ended December 31, 1998, 1997, 1996
                                                                       1998         1997         1996
                                                                       ----         ----         ----
Cash flows from operating activities:
  Net  income ..................................................   $  50,222    $  31,948    $  27,506
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization ..............................      48,647       33,278       23,534
    Loss (income) from subsidiaries ............................       1,578         (620)        (835)
    Minority interest in CRLP ..................................      16,465       14,360       13,231
    Losses (gains) from sales of property ......................          19       (2,567)        (468)
    Other, net .................................................       1,105        4,204        1,026
  Decrease (increase) in:
          Restricted cash ......................................        (232)        (215)        (371)
          Accounts receivable ..................................      (4,437)      (2,743)      (3,253)
          Prepaid expenses .....................................         (57)         867         (224)
          Other assets .........................................         749          565       (1,298)
  Increase (decrease) in:
          Accounts payable .....................................        (872)      (2,646)          81
          Accrued interest .....................................       5,525        1,061        4,508
          Accrued expenses and other ...........................      (3,184)      (5,427)        (564)
                                                                      ------       ------         ----
           Net cash provided by operating activities ............     115,528       72,065       62,873
                                                                      -------       ------       ------

Cash flows from investing activities:
  Acquisition of properties ....................................    (312,585)    (301,931)    (125,927)
  Development expenditures .....................................     (62,075)     (37,589)     (22,168)
  Development expenditures paid to an affiliate ................     (40,347)     (46,481)     (70,415)
  Tenant improvements ..........................................      (4,140)      (2,792)      (1,029)
  Capital expenditures .........................................     (24,967)     (12,325)      (6,824)
  Proceeds from sales of property, net of selling costs ........      52,238       54,092        1,254
  Distributions from partially owned entities ..................      32,379          788        1,047
  Capital contributions to partially owned entities ............      (5,850)        (141)         (14)
                                                                      ------         ----          ---
               Net cash used in investing activities ............    (365,347)    (346,379)    (224,076)
                                                                     --------     --------     --------
 Cash flows from financing activities:
  Proceeds from common stock issuances, net of expenses paid ...     132,205       97,674      106,643
  Proceeds from preferred stock issuance, net of expenses paid .         -0-      120,549          -0-
  Principal reductions of debt ..................................    (31,725)    (122,880)     (45,798)
  Proceeds from additional borrowings ..........................     173,976      175,246      179,540
  Net change in revolving credit balances ......................      57,403       68,271      (21,877)
  Dividends paid to common and preferred shareholders ..........     (65,367)     (43,381)     (35,306)
  Distributions to minority partners ...........................     (22,133)     (17,956)     (16,523)
  Payment of mortgage financing cost ...........................      (3,734)      (1,417)      (3,416)
  Proceeds from dividend reinvestments .........................       9,646        3,048          205
  Other, net ...................................................       (401)      (3,650)        (511)
                                                                       ----       ------         ----
          Net cash provided by financing activities ............     249,870      275,504      162,957
                                                                     -------      -------      -------
          Increase in cash and equivalents .....................          51        1,190        1,754
Cash and equivalents, beginning of period ......................       4,532        3,342        1,588
                                                                       -----        -----        -----

Cash and equivalents, end of period ............................   $   4,583    $   4,532    $   3,342
                                                                   ---------    ---------    ---------

Supplemental disclosures of cash flow information:
        Cash paid during the year for interest .................   $  46,538    $  39,435    $  20,077
                                                                   ---------    ---------    ---------

The accompanying notes are an integral part of these financial statements

Notes to consolidated financial statements

1. Organization and Basis of Presentation

Organization - Colonial Properties Trust (Colonial or the Company), a real estate investment trust (REIT), was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Company is engaged in the ownership, development, management, and leasing of multifamily housing communities, retail malls and centers, and office buildings. The Company also owns certain parcels of land.

Federal Income Tax Status - The Company, which is considered a corporation for federal income tax purposes, qualifies as a REIT for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may be subject to certain state and local taxes on its income and property. No provision for income taxes is included in the financial statements. Distributions to shareholders are partially taxable to shareholders as ordinary income and partially nontaxable to shareholders as return of capital. During 1996, 1997, and 1998 the Company's distributions had the following characteristics:

     Distribution      Ordinary       Return of
      Per Share         Income         Capital
      ----------------------------------------


1996   $   2.00         75.32%         24.68%
1997   $   2.08         74.02%         25.98%
1998   $   2.20         81.37%         18.63%


Principles of Consolidation - The Company's consolidated financial statements include the Company, Colonial Realty Limited Partnership (CRLP) (in which the Company held 71.12%, 67.94%, and 67.68% general and limited partner interests at December 31, 1998, 1997, and 1996, respectively), and Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests). The minority limited partner interests in CRLP and Colonial Properties Services Limited Partnership are included as minority interest in the Company's consolidated financial statements.

Investments in Partially Owned Entities - Partnerships and corporations in which the Company owns a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.

Also included in investments in partnerships and partially owned entities is the Company's 99% nonvoting, equity interest in Colonial Properties Services, Inc.
(CPSI). Colonial holds a 1% voting interest in CPSI. The Company accounts for its 99% equity interest on the equity method. CPSI provides property management services for third-party owned properties and administrative services to the Company. Colonial generally reimburses CPSI for payroll and other costs incurred in providing services to the Company.

2. Summary of Significant Accounting Policies

Recently Issued Accounting Standard - Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activity. Under SFAS 133, the Company will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. The Company is required to adopt SFAS 133 for periods beginning January 1, 2000.

Land, Buildings, and Equipment - Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or net realizable value. Where an impairment of a property's value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from seven to 40 years. Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Undeveloped Land and Construction in Progress - Undeveloped land and construction in progress is stated at the lower of cost or net realizable value. The Company capitalizes all costs associated with land development including construction period interest and property taxes.

Capitalization of Interest - The Company capitalizes interest during periods in which property is undergoing development activities necessary to prepare the asset for its intended use.

Cash and Equivalents - The Company includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents.

Restricted Cash - Cash which is legally restricted as to use consists primarily of tenant deposits.

Deferred Debt and Lease Costs - Amortization of debt costs is recorded using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Leasing commissions and fees are amortized using the straight-line method over the terms of the related leases.

Derivatives - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. Premiums paid for purchased interest rate cap agreements are amortized to expense over the terms of the caps. Unamortized premiums are included in other assets in the balance sheets. Amounts receivable under cap agreements are accrued as a reduction of interest expense. Payments under interest rate swap agreements are recognized as adjustments to interest expense as incurred. Treasury lock agreements are used by the Company's subsidiary, CRLP, to set interest rates in anticipation of public debt offerings. Any gains or losses related to treasury locks are included in deferred debt and lease cost on the balance sheet and amortized over the life of the related debt to the extent that such treasury locks are utilized. All unutilized treasury locks are expensed when their future utility expires. All treasury locks were utilized during 1998 and 1997.

Deferred Compensation on Restricted Shares - Deferred compensation on restricted shares relates to the issuance of restricted shares to employees of the Company. Deferred compensation is amortized to compensation expense based on the passage of time and certain performance criteria.

Revenue Recognition - Rental income and management fees are recognized as earned. Anticipated losses, if any, are recognized when such amounts become known.

Net Income Per Share - Basic net income per share is calculated by dividing the net income available to common shareholders by the weighted average numbers of common shares outstanding during the periods. Diluted net income per share is calculated by dividing the net income available to common shareholders by the weighted average numbers of common shares outstanding during the periods, adjusted for the assumed conversion of all potentially dilutive share options.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Segment Reporting - In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information. Reportable segments are identified based upon management's approach for making operating decisions and assessing performance of the Company. The adoption of SFAS 131 did not affect results of operations or financial position but did require the disclosure of segment information (see Note 7).

Software Development - The Company capitalizes certain internally developed software costs. Costs capitalized in connection with internal software development are amortized using the straight-line method over the estimated useful life of the software.

Reclassifications - Certain immaterial reclassifications have been made to the 1996 and 1997 financial statements in order to conform them to the 1998 financial statement presentation.

3. Property Acquisitions and Dispositions

The Company acquired 12 properties and invested in an additional joint venture during 1998, 25 properties during 1997, and 11 properties during 1996 at aggregate costs of $348.6 million, $430.6 million, and $173.7 million, respectively. The Company funded these acquisitions with cash proceeds from its public offerings of equity (see Note 10) and debt (see Note 8), advances on bank lines of credit, the issuance of limited partnership units in CRLP, the proceeds received from the formation of joint ventures (see Note 6), and cash from operations.

                                    Effective
                                   Acquisition
                                          Location             Date
--------------------------------------------------------------------------------
Retail Properties:
Briarcliffe Mall ..................   Myrtle Beach, SC     July 1, 1996
Colonial Promenade Wekiva .........   Orlando, FL          October 1, 1996
Colonial Promenade Bardmoor .......   St. Petersburg, FL   October 1, 1996
Colonial Promenade
      Hunter's Creek ..............   Orlando, FL          October 1, 1996
Colonial Shoppes Inverness ........   Birmingham, AL       March 24, 1997
Beechwood Shopping Center .........   Athens, GA           March 27, 1997
Brookwood Village .................   Birmingham, AL       May 13, 1997
Lakewood Plaza ....................   Jacksonville, FL     October 1, 1997
Glynn Place Mall ..................   Brunswick, GA        November 1, 1997
Lakeshore Mall ....................   Gainesville, GA      November 1, 1997
Valdosta Mall .....................   Valdosta, GA         November 1, 1997
Holly Hill Mall ...................   Burlington, NC       November 1, 1997
Yadkin Town Center ................   Yadkinville, NC      November 1, 1997
Mayberry Mall .....................   Mount Airy, NC       November 1, 1997
Quaker Village ....................   Greensboro, NC       November 1, 1997
Stanly Plaza ......................   Locust, NC           November 1, 1997
Rivermont Plaza ...................   Chattanooga, TN      November 1, 1997
Staunton Mall .....................   Staunton, VA         November 1, 1997
Abingdon Village ..................   Abingdon, VA         November 1, 1997
Village at Roswell Summit .........   Atlanta, GA          December 31, 1997
Orlando Fashion Square ............   Orlando, FL          May 29, 1998
Shoppes at Mansell ................   Atlanta, GA          July 1, 1998
Parkway City Mall .................   Huntsville, AL       December 9, 1998
Bel Air Village ...................   Mobile, AL           December 29, 1998


Multifamily Properties:
Colonial Village at Ashford Place .   Mobile, AL           April 1, 1996
Colonial Village at Hillcrest .....   Mobile, AL           April 1, 1996
Colonial Grand at Spring Creek ....   Macon, GA            April 1, 1996
Colonial Grand at Galleria Woods ..   Birmingham, AL       April 15, 1996
Colonial Grand at Mountain Brook ..   Birmingham, AL       May 10, 1996
Colonial Village at Cahaba Heights    Birmingham, AL       May 10, 1996
Colonial Grand at Barrington ......   Macon, GA            September 13, 1996
Colonial Village at Trussville ....   Birmingham, AL       April 1, 1997
Colonial Village at Timothy Woods .   Athens, GA           July 1, 1997
Colonial Grand at Oakleigh ........   Pensacola, FL        July 1, 1997
Colonial Grand at Natchez Trace ...   Jackson, MS          August 1, 1997
Colonial Village at Caledon Wood ..   Greenville, SC       October 1, 1997
Colonial Village at Ashley Plantation Bluffton, SC         May 1, 1998
Colonial Village at Haverhill .....   San Antonio, TX      July 1, 1998
Colonial Village at Walton Way ....   Augusta, GA          July 1, 1998
Colonial Village at River Hills I .   Tampa, FL            July 1, 1998

Office Properties:
Riverchase Center .................   Birmingham, AL       January 1, 1997
Lakeside Office Park ..............   Huntsville, AL       May 23, 1997
Progress Center ...................   Huntsville, AL       June 24, 1997
Mansell Business Park .............   Atlanta, GA          July 31, 1997
Perimeter Corporate Park ..........   Huntsville, AL       January 1, 1998
Independence Plaza ................   Birmingham, AL       January 1, 1998
Shades Brook Building .............   Birmingham, AL       July 1, 1998
Mansell Overlook 200 ..............   Atlanta, GA          July 1, 1998
Concourse Center ..................   Tampa, FL            July 1, 1998

Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of the Company. The cash paid to acquire these properties is included in the statements of cash flows. The acquisitions during 1998, 1997, and 1996 are comprised of the following:

(in thousands)                               1998         1997         1996
--------------                               ----         ----         ----

Assets purchased:
    Land, buildings, and equipment ....   $ 348,564    $ 430,614    $ 173,277
    Other assets ......................        --              4          455
--------------------------------------------------------------------------------
                                            348,564      430,618      173,732
Notes and mortgages assumed ...........      (7,509)     (74,910)     (40,444)
Other liabilities assumed .............      (5,070)      (8,716)      (1,774)
Issuance of limited partnership units of
            Colonial Realty Limited
            Partnership                     (23,400)     (45,061)      (5,587)
--------------------------------------------------------------------------------
Cash paid ..............................   $ 312,585    $ 301,931    $ 125,927
--------------------------------------------------------------------------------


During 1998, Colonial contributed Orlando Fashion Square into a joint venture equally owned by Colonial and an unrelated party. Proceeds received from this contribution were used to fund additional acquisitions and developments. The Company accounts for its 50% interest in the joint venture as an equity investment (see Note 6).

The Company's unaudited pro forma results of operations, assuming these acquisitions and disposition had been effected by the Company prior to January 1, 1997, are as follows:

For the Years Ended December 31, .......      1998       1997
                                              ----       ----
(in thousands)

Revenues ...............................   $265,903   $250,713
--------------------------------------------------------------
Income before minority interest ........   $ 70,884   $ 71,768
--------------------------------------------------------------
Net income available to
              common shareholders ......   $ 39,480   $ 40,109
--------------------------------------------------------------
Net income per share -
              basic and diluted ........   $   1.51   $   1.53
--------------------------------------------------------------

4. Land, Buildings, and Equipment

Land, buildings, and equipment consists of the following at December 31, 1998 and 1997:

(in thousands) .........        1998           1997
-----------------------------------------------------

Buildings ..............   $ 1,416,937    $ 1,140,504
Furniture and fixtures .        43,074         30,147
Equipment ..............        12,027          3,087
Land improvements ......        35,580         27,343
Tenant improvements ....        18,733         15,273
-----------------------------------------------------
                             1,526,351      1,216,354
Accumulated depreciation      (169,522)      (124,254)
-----------------------------------------------------
                             1,356,829      1,092,100
Land ...................       210,012        176,332
-----------------------------------------------------
                           $ 1,566,841    $ 1,268,432
=====================================================



5. Undeveloped Land and Construction in Progress

During 1998, the Company completed the construction of five multifamily development projects at a combined total cost of $77.0 million. The multifamily development projects produced 1,260 new apartment units that were completed during 1998 and 1997. The completed multifamily developments are as follows:

                                                             Total   Total
                                                             Units    Cost
Completed Developments:
Colonial Village at River Hills II         Tampa, FL          276   $14,186
Colonial Village at Inverness              Birmingham, AL      84     6,631
Colonial Grand at Hunter's Creek           Orlando, FL        496    33,426
Colonial Grand at Bayshore II              Bradenton, FL      164     9,289
Colonial Grand at Wesleyan                 Macon, GA          240    13,503
--------------------------------------------------------------------------------
                                                            1,260   $77,035
================================================================================

The Company currently has 15 active expansion and development projects in progress and various parcels of land available for expansion, construction, or sale. During 1998, the Company completed construction on 596 apartment units (including the remaining units completed in the projects mentioned above), and the Company has an additional 2,978 apartment units in progress at December 31, 1998. Undeveloped land and construction in progress is comprised of the following at December 31, 1998:
                                                                                           Costs
                                                                Estimated   Total Costs Capitalized
                                                                                          to Date
                                                                Completion(in thousands)(in thousands)
-----------------------------------------------------------------------------------------------------
Multifamily Projects:
      Colonial Grand at Inverness Lakes II (expansion)        132   1999   $  8,900   $  8,838
      Colonial Village at Ashley Plantation (expansion)       214   1999     13,800      2,949
      Colonial Grand at Edgewater II (expansion)              192   1999     12,600     12,487
      Colonial Grand at Wesleyan II (expansion)                88   1999      6,200      5,945
      Colonial Grand at Liberty Park                          300   2000     26,218      2,924
      Colonial Grand at Heather Glen                          448   2000     31,234      9,800
      Colonial Grand at Citrus Park                           176   1999     12,300      9,482
      Colonial Grand at Lakewood Ranch                        288   1999     20,300     17,839
      Colonial Grand at Cypress Crossing                      250   1999     20,000     19,176
      Colonial Grand at Madison                               336   2000     23,000      4,690
      Colonial Grand at Promenade                             384   2000     27,878      4,320
      Colonial Grand at Ridgeland                             170   2000     12,400      1,454
----------------------------------------------------------------------------------------------
         Total Multifamily Projects                         2,978           214,830     99,904
----------------------------------------------------------------------------------------------
Retail Projects:
      Colonial Promenade Trussville                       386,000   2001     31,000      5,321
----------------------------------------------------------------------------------------------
         Total Retail Projects                            386,000            31,000      5,321
----------------------------------------------------------------------------------------------
Office Projects:
      1800 International Park                             149,457   1999     16,600      3,950
      Colonial Center at Research Park                    133,368   1999     13,000      1,373
----------------------------------------------------------------------------------------------
         Total Office Projects                            282,825            29,600      5,323
----------------------------------------------------------------------------------------------
      Other Projects and Undeveloped Land                                               17,788
----------------------------------------------------------------------------------------------
                                                                            $275,430  $128,336
==============================================================================================

Interest capitalized on construction in progress during 1998, 1997, and 1996 was $3.7 million, $4.1 million, and $3.7 million, respectively.

6. Investment in Partially Owned Entities

Investment in partially owned entities at December 31, 1998 and 1997 consists of the following:

                                                  Percent
(in thousands)                                     Owned       1998     1997
-----------------------------------------------------------------------------
Office:

600 Building Partnership, Birmingham, AL           33.34% $    (30)   $  (8)
Anderson Block Properties Partnership,
          Montgomery, AL                           33.33%      (24)     (38)
-----------------------------------------------------------------------------
                                                               (54)     (46)
Retail:
Orlando Fashion Square, Orlando, FL                50.00%   20,241       --
Parkway Place LP, Huntsville, AL                   50.00%    5,858       --
-----------------------------------------------------------------------------
                                                            26,099       --
Other:
Colonial/Polar-BEK Management Company,
          Birmingham, AL                           50.00%       33       35
Colonial Properties Services, Inc.,
          Birmingham, AL                           99.00%     (897)     696
-----------------------------------------------------------------------------
                                                              (864)     731
-----------------------------------------------------------------------------
                                                          $ 25,181    $ 685
=============================================================================


During December 1998, the Company entered into two joint ventures. The Parkway Place Limited Partnership owns and operates the Parkway City Mall in Huntsville, Alabama. At December 31, 1998, Colonial had invested approximately $5.7 million in the joint venture and had an ending net investment balance of $5.9 million. The Orlando Fashion Square Joint Venture owns and operates the Orlando Fashion Square in Orlando, Florida. The Company's net investment in the joint venture at December 31, 1998 was $20.2 million. Both joint ventures have been accounted for using the equity method.

The summarized financial information related to the significant partially owned entities is as follows:

December 31, 1998                                  (in thousands)
Balance Sheet
Assets
  Land, building, and equipment, net .............   $ 113,799
  Construction in progress .......................       3,369
  Other assets ...................................       1,175
  ------------------------------------------------------------
           Total assets ..........................   $ 118,343
  ------------------------------------------------------------

Liabilities and Partners' Equity
  Notes payable ..................................   $  65,000
  Other liabilities ..............................         392
  Partners' Equity ...............................      52,951
  ------------------------------------------------------------
           Total liabilities and partners' capital   $ 118,343
  ------------------------------------------------------------

Statement of Operations
Revenues .........................................   $     246
Operating expenses ...............................         (76)
Depreciation and amortization ....................         (14)
--------------------------------------------------------------
         Net income ..............................   $     156
 -------------------------------------------------------------


7. Segment Information

The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily, Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Management evaluates the performance of its segments and allocates resources to them based on net operating income (NOI). NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the years ended December 31, 1998, 1997, and 1996 is as follows:

(in thousands)
1998                   Retail     Office   Multifamily     Total
-----------------------------------------------------------------
Divisional revenues   $117,572   $ 34,409   $104,462   $  256,443
NOI                     83,059     24,307     68,789      176,155
Divisional assets      683,042    240,161    783,097    1,706,300

1997
-----------------------------------------------------------------
Divisional revenues   $ 71,179   $ 16,224   $ 95,503   $  182,906
NOI                     51,500     11,615     62,658      125,773
Divisional assets      577,954    147,974    652,923    1,378,851

1996
-----------------------------------------------------------------
Divisional revenues   $ 45,775   $  7,337   $ 80,914   $  134,026
NOI                     33,455      4,813     53,011       91,279
Divisional assets      306,771     32,457    595,397      934,625


A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, and total divisional assets to total assets, for the years ended December 31, 1998, 1997, and 1996, is presented below:

(in thousands)

Revenues                                          1998           1997         1996
----------------------------------------------------------------------------------
Total divisional revenues                  $   256,443    $   182,906    $ 134,026
Unallocated corporate revenues                     924          1,220          855
----------------------------------------------------------------------------------
                 Total revenues            $   257,367    $   184,126    $ 134,881
----------------------------------------------------------------------------------

NOI                                               1998           1997         1996
----------------------------------------------------------------------------------
Total divisional NOI                       $   176,155    $   125,773    $  91,279
Unallocated corporate revenues                     924          1,220          855
General and administrative expenses             (7,675)        (6,448)      (4,071)
Depreciation                                   (46,841)       (31,956)     (22,025)
Amortization                                    (1,806)        (1,322)      (1,509)
Other                                               (9)          --           --
----------------------------------------------------------------------------------
                 Income from operations    $   120,748    $    87,267    $  64,529
----------------------------------------------------------------------------------

Assets                                            1998           1997         1996
----------------------------------------------------------------------------------
Total divisional assets                    $ 1,706,300    $ 1,378,851    $ 934,625
Unallocated corporate assets                    49,149(1)      18,227       13,480
----------------------------------------------------------------------------------
                 Total assets              $ 1,755,449    $ 1,397,078    $ 948,105
----------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $25,181 (see Note 6).

8. Notes and Mortgages Payable

Notes and mortgages payable at December 31, 1998 and 1997 consist of the following:

(in thousands)                   1998       1997
--------------------------------------------------
Revolving credit agreement     $174,489   $117,086

Mortgages and other notes:
             4.50% to 6.00%      66,305     66,305
             6.01% to 7.50%     471,694    316,701
             7.51% to 9.00%     179,187    175,207
             9.01% to 10.25%     17,647     26,745
--------------------------------------------------
                               $909,322   $702,044
 --------------------------------------------------

As of December 31, 1998, the Company has an unsecured bank line of credit providing for total borrowings of up to $250 million. This line of credit agreement bears interest at LIBOR plus 80 to 135 basis points, is renewable in July 2000 and provides for a two-year amortization in the case of nonrenewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by the Company to finance property acquisitions and development and has an outstanding balance at December 31, 1998, of $174.5 million. The weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 6.42% and 6.70% at December 31, 1998 and 1997, respectively.

During 1998 and 1997, the Company completed five public offerings of unsecured debt securities totaling $350 million through its subsidiary, CRLP. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on the Company's revolving credit facility, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:
                                                                 Gross Proceeds
Date                  Type of Note     Maturity           Rate   (in thousands)
--------------------------------------------------------------------------------

January 1997           Medium-term    January 2003        7.16%      $ 50,000
July 1997              Medium-term    July 2004           6.96%      $ 75,000
August 1997            Medium-term    August 2005         6.96       $ 25,000
September 1997         Medium-term    September 2005      6.98%      $ 25,000
July 1998              Senior         July 2007           7.00       $175,000

Colonial has entered into an interest rate cap agreement which limits debt of $50 million to an interest rate of 8.00% through May 2, 2000. The Company paid $227,500 for the interest rate cap, which is being amortized over the life of the agreement. Subsequent to year-end, the Company entered into two interest rate swap agreements. On January 4, 1999, Colonial entered into an interest rate swap for $50 million of its line of credit at 4.97% plus 80 to 135 basis points and on January 15, 1999, Colonial entered into an interest rate swap for $52 million of tax exempt bonds at a rate of 3.23%. Both of these interest rate swap agreements have one-year terms and any payments made or received under the agreements are recognized as adjustments to interest expense as incurred. Treasury lock agreements are used by the Company's subsidiary, CRLP, to set interest rates in anticipation of public debt offerings. Colonial is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. Colonial does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

At December 31, 1998, the Company had $704.5 million in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of the Company's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $320.8 million at December 31, 1998.

The aggregate maturities of notes and mortgages payable at December 31, 1998, are as follows:

(in thousands)
---------------------------------------------
1999                                $  12,809
2000                                  224,308
2001                                   79,128
2002                                    1,404
2003                                  108,652
Thereafter                            483,021
---------------------------------------------
                                     $909,322
---------------------------------------------
Based on borrowing rates available to the Company for notes and mortgages payable with similar terms, the estimated fair value of the Company's notes and mortgages payable at December 31, 1998 and 1997 was approximately $912.6 million and $711.0 million, respectively.

Certain loan agreements of the Company contain restrictive covenants which, among other things, require maintenance of various financial ratios. At December 31, 1998, the Company was in compliance with these covenants.

Certain shareholders and trustees of the Company have guaranteed indebtedness of the Company totaling $1.5 million at December 31, 1998. The Company has indemnified these individuals from their guarantees of this indebtedness. Certain partners of the Company's subsidiary, CRLP, have guaranteed indebtedness of the Company totaling $33.5 million at December 31, 1998. These individuals have not been indemnified by the Company.

9. Capital Structure

Company  ownership is maintained  through  common shares of beneficial  interest
(Common Shares) and minority interest in the Operating Partnership (Units). Common shareholders represent public equity owners and unitholders represent minority interest owners. Each Unit may be redeemed for either one Common Share or, at the option of the Company, cash equal to the fair market value of a Common Share at the time of redemption. When a unitholder redeems a Unit for a Common Share or cash, minority interest is reduced and the Company's interest in the Operating Partnership is increased. In addition, the Company has acquired properties since its formation by issuing distribution paying and nondistribution paying Units. The nondistribution paying Units convert to distribution paying Units at various dates subsequent to their original issuance. At December 31, 1998 and 1997, 10,613,966 and 9,976,419 units were outstanding, respectively, all of which were distribution paying Units.

In November 1997, the Company completed its first public offering of preferred stock totaling 5,000,000 preferred shares of beneficial interest (Preferred Shares). The Series A Preferred Shares pay a quarterly dividend at 8.75% per annum and may be called by the Company on or after November 6, 2002. The
Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The preferred shares have a liquidation preference of $25.00 per share. In October 1998, the Company's Board of Trustees approved a Shareholder Rights Plan (the Rights
Plan). Under this plan, the Board declared a dividend of one Right for each Common Share outstanding on the record date. The Rights become exercisable only if an individual or group acquires 15% or more beneficial ownership in the Company. Ten days after a public announcement that an individual or group has become the beneficial owner of 15% or more of the Common Shares, each holder of a Right, other than the acquiring individual or group, would be entitled to purchase one Common Share for each Right outstanding at one-half of the Company's current market price. Also, if the Company is acquired in a merger, or if 50% or more of the Company's assets are sold in one or more related transactions, each Right would entitle the holder thereof to purchase common stock of the acquiring company at one-half of the then-current market price of the acquiring company's common stock.

10. Equity Offerings

During 1998, 1997 and 1996, the Company completed eight public offerings of common stock totaling 12,575,070 common shares of beneficial interest and one public offering of preferred stock totaling 5,000,000. The proceeds of the offerings were used to fund acquisition and development expenditures, repay balances outstanding on the Company's revolving credit agreement, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these equity offerings are as follows:

                                 (in thousands)
                                                     -------------------------------
                  Number of                Price Per  Gross       Offering      Net
                  Offering       Shares      Share   Proceeds       Costs    Proceeds
--------------------------------------------------------------------------------------
January 1996      Common      4,600,000   $   24.63  $ 113,275   $   6,632   $ 106,643
January 1997      Common      1,500,000   $   29.88  $  44,812   $   1,457   $  43,355
July 1997         Common      1,700,000   $   30.94  $  52,594   $   2,945   $  49,649
November 1997     Preferred   5,000,000   $   25.00  $ 125,000   $   4,451   $ 120,549
December 1997     Common        165,632   $   30.19  $   5,000   $     330   $   4,670
February 1998     Common        375,540   $   30.00  $  11,266   $     627   $  10,639
March 1998        Common        806,452   $   31.00  $  25,000   $   1,389   $  23,611
March 1998        Common        381,046   $   31.00  $  11,812   $     656   $  11,156
April 1998        Common      3,046,400   $   30.13  $  91,773   $   4,973   $  86,800


11.  Share Option and Restricted Share Plans

In September 1993 the Company adopted an Employee Share Option and Restricted Share Plan (the Employee Plan) designed to attract, retain, and motivate executive officers of the Company and other key employees. The Employee Plan, as amended in April 1998, authorizes the issuance of up to 3,200,000 common shares of beneficial interest (as increased from time to time to equal 10% of the number of common shares and Operating Partnership units outstanding) pursuant to options or restricted shares granted or issued under this plan, provided that no more than 750,000 restricted shares may be issued. In connection with the grant of options under the Employee Plan, the Executive Compensation Committee of the Board of Trustees determines the option exercise period and any vesting requirements. In September 1993 the Company also adopted a Trustee Share Option Plan (the Trustee Plan). The Trustee Plan authorizes the issuance of up to 125,000 options to purchase common shares of beneficial interest. In April 1997, the Company increased the number of options to purchase common shares authorized under the Trustee Plan from 125,000 common shares to 500,000 common shares. In April 1997, the Company also adopted a Non-Employee Trustee Share Plan (Share
Plan). The Share Plan permits non-employee trustees of the Company to elect to receive common shares in lieu of all or a portion of their annual trustee fees, board fees and committee fees. The Share Plan authorizes the issuance of 50,000 common shares under the Plan. The Company issued 4,010 common shares pursuant to the Share Plan during 1998. In October 1997 the Company adopted an Employee
Share Purchase Plan (Purchase Plan). The Purchase Plan permits eligible employees of the Company, through payroll deductions, to purchase common shares at a 5% discount to the market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Company issued 1,119 common shares pursuant to the Purchase Plan during 1998.

The  Company  applies  Accounting   Principles  Board  Opinion  25  and  related
Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share data)
For the Years Ended December 31,                  1998         1997         1996
--------------------------------------------------------------------------------
Net income available to common shareholders:
As reported                                 $   39,284   $   30,277   $   27,506
Pro forma                                   $   39,205   $   30,020   $   27,412
--------------------------------------------------------------------------------
Net income per share - basic and diluted:
As reported                                 $     1.59   $     1.53   $     1.58
Pro forma                                   $     1.59   $     1.52   $     1.57
--------------------------------------------------------------------------------


The Company uses the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following assumptions were used to derive the fair values: a 10-year option term; a volatility rate of 26.13%, 15.24% and 13.16% for 1998, 1997 and 1996, respectively; a risk-free rate of return of 4.93%, 5.86% and 5.83% for 1998, 1997 and 1996, respectively; and a dividend yield of 7.62%, 7.11% and 7.92% for 1998, 1997 and 1996, respectively.

The Company issued 900, 8,450, and 7,800 restricted shares under the Employee Plan during 1998, 1997, and 1996, respectively. The value of outstanding restricted shares is being charged to compensation expense based upon the earlier of satisfying the vesting period (eight years) or satisfying certain performance targets. Option activity under both the Employee Plan and the
Trustee Plan combined is presented in the table below:

                                                     Options Outstanding
                                                  ----------------------
                                    Shares                     Weighted
                                   Available                    Average
                                  for Future                   Price Per
                                 Option Grant     Shares         Share
------------------------------------------------------------------------
Balance, December 31, 1995          643,105       156,895    $    23.000
Options granted                    (103,450)      103,450         24.371
------------------------------------------------------------------------
Balance, December 31, 1996          539,655       260,345         23.540
Addition to shares authorized       375,000
Options granted                    (119,000)      119,000         31.113
Options terminated                   12,255       (12,255)        24.781
Options exercised                   (24,130)                      23.263
------------------------------------------------------------------------
Balance, December 31, 1997          807,910       342,960         26.136
Addition to shares authorized     2,525,000
Options granted                     (50,000)       50,000         30.294
Options terminated                   12,362       (12,362)        28.959
Options exercised                   (15,384)                      23.359
------------------------------------------------------------------------
Balance, December 31, 1998        3,295,272       365,214    $    26.733
========================================================================


All options granted to date have a term of 10 years and may be exercised in installments of one-third of the total number of options issued to any individual on each of the first three anniversary dates of the grant of the option. The balance of options that were exercisable totaled 213,691, 132,345, and 78,425 at December 31, 1998, 1997, and 1996, respectively.

12. Employee Benefits

Employees of the Company and CPSI participate in a noncontributory defined benefit pension plan designed to cover substantially all employees. Pension expense includes service and interest costs adjusted by actual earnings on plan assets and amortization of prior service cost and the transition amount. The benefits provided by this plan are based on years of service and the employee's final average compensation. The Company's policy is to fund the minimum required contribution under ERISA and the Internal Revenue Code.

         The table below presents a summary of pension plan status as of December 31, 1998 and 1997, as it relates to the employees of the Company and CPSI.

(amounts in thousands)                                          1998       1997
------------------------------------------------------------   ------    ------
Actuarial present value of accumulated benefit obligation
            including vested benefits of $1,193 and $828
            at December 31, 1998 and 1997, respectively        $1,368    $  961
Actuarial present value of projected benefit obligations
            at year end                                        $2,593    $1,957
Fair value of assets at year end                               $  981    $  861
Accrued pension cost                                           $  868    $  536
Net pension cost for the year                                  $  393    $  310



Actuarial assumptions used in determining the actuarial present value of accumulated benefit obligations at January 1, 1998, are as follows:

                                                               1998       1997
                                                               ----       ----

Weighted-average interest rate                                 6.75%      7.25%
--------------------------------------------------------------------------------
Increase in future compensation levels                         4.00%      4.25%

         The Company and CPSI participate in a salary reduction profit sharing plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with the Company and CPSI matching one-half of such contributions, solely at the Company and CPSI's discretion. Contributions by the Company and CPSI were $178,000, $159,000 and $164,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

13.      Leasing Operations

         The Company is in the business of leasing and managing office, retail, and multifamily property. For properties owned by the Company, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 1998, are as follows:

                                 (in thousands)
                                                             -----------------
         1999                                                $        107,651
         2000                                                          90,435
         2001                                                          77,498
         2002                                                          67,999
         2003                                                          55,640
         Thereafter                                                   228,509
                                                             -----------------
                                                             $        627,732
                                                             =================

         The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 1998 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of the Company's land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

         Rental income for 1998, 1997, and 1996 includes percentage rent of $4.0 million, $2.2 million, and $1.8 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

14.      Related Party Transactions

         Colonial has generally used affiliated construction companies to manage and oversee its development projects. The Company paid $40.0 million, $41.3 million, and $42.6 million ($37.3 million, $39.8 million, and $41.2 million of which was subsequently then paid to unaffiliated subcontractors, respectively) for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company ("TCC") (an affiliate of certain shareholders, trustees and minority interest holders), during the years ended December 31, 1998, 1997, and 1996, respectively. The Company had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $4.3 million and $2.3 million at December 31, 1998 and 1997, respectively. The Company also paid $0.4 million, $5.2 million, and $27.9 million for property development costs to two construction companies owned by three trustees during the years ended December 31, 1998, 1997, and 1996, respectively. The Company had outstanding construction invoices and retainage payable to these construction companies totaling $1.2 million at December 31, 1998. There were no outstanding construction invoices and retainage payable to these construction companies at December 31, 1997.

         Colonial  Commercial  Investments,  Inc.  ("CCI"),  which  is  owned by trustees James K. Lowder and Thomas H. Lowder has guaranteed indebtedness totaling $1.3 million at December 31, 1998 for Anderson Block Properties, which is a partnership accounted for by the Company under the equity method (listed in
Note  6).  The  Company  has   indemnified  CCI  from  its  guarantees  of  this
indebtedness.

         On July 1, 1998, the Company acquired a 79.8% interest in Colonial Village at Haverhill (formerly Haverhill Apartments). The remaining 20.2% interest in this property was acquired by entities that are owned by a trustee of the Company. The minority owner's operating results will be included in "Minority interest in income of CRLP" in the consolidated statement of income.

         In connection with the Riverchase Center acquisition, the Company initially acquired a 73% interest in a portion of the office complex. Effective November 1, 1997, the Company purchased the remaining 27% interest in the property by issuing 114,798 limited partnership units in Colonial Realty Limited Partnership ("CRLP Units") to the seller. The seller is a trustee of the Company.

         In November 1997, the Company purchased Polar BEK's 50% interest in Polar BEK/Colonial Partnership I (a partnership previously accounted for under the equity method of accounting), a partnership which owned a 168,000 square foot office building in Birmingham for $7.4 million. This purchase increased the Company's ownership from 50% to 100%.

         Following is a summary of property acquisitions from entities for which trustees of the Company are involved as a partner or shareholder:

         Date                 Property and Land Acquired           Purchase Price            Units Issued
----------------------- --------------------------------------- --------------------- ----------------------------
November 1998                Colonial  Center at Research  Park     $1.0 million            36,647 CRLP  Units
September  1998              1800  International  Park              $1.8 million(1)
October 1998                 Colonial Grand at Promenade            $1.5 million            34,700 CRLP Units
July 1998                    Mansell Overlook 200                  $27.7 million           396,365 CRLP Units
July 1998                    Shoppes at Mansell                     $3.7 million            76,809 CRLP Units
March 1997                   Colonial Shoppes Inverness             $3.0 million            16,303 CRLP Units
April 1997                   Colonial  Village at Trussville       $20.5 million            57,072 CRLP Units
July 1997                    Colonial  Village at Timothy  Woods   $12.8 million            27,275 CRLP Units
August 1997                  Colonial Grand at Inverness  Lakes II  $0.5 million            10,822 CRLP Units
December  1997               Village at Roswell  Summit             $3.0 million            34,777 CRLP Units

(1) In connection with purchase, the Company issued a $1.8 million note payable to a related entity.

         During 1997 the Company, through CPSI, exercised options to purchase land from a related party in the amount of $366,000. As of December 31, 1998, all options to purchase land from a related party had expired. In December 1997, CPSI acquired a parcel of land from CCI and sold the land, along with an adjoining parcel of land, to an unaffiliated third party for a net gain of $60,000. Also in December 1997, CPSI sold a separate parcel of land to CCI, which resulted in a net gain of $120,000.

         The Company and its subsidiaries provided certain services to and received certain services from related entities which resulted in the following income (expense) included in the accompanying statements of income:

                                                 (Amounts in thousands)
                                                1998        1997        1996
                                            ----------------------------------
Rental income                                  $1,027       $879        $758
Management/leasing fee income                     289        368         356
     Insurance brokerage expense                 (131)      (182)       (187)
    Rental expense                                  0       (156)       (211)

15.      Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                 (Amounts in thousands,
                                                  except per share data)
                                       -----------------------------------------
                                            1998           1997          1996
                                        ------------   -----------   -----------
Numerator:
Numerator for basic and diluted net
income per share - net income
available to common shareholders       $    39,284   $   30,277    $   27,506
                                       ============   ===========   ===========

Denominator:
Denominator for basic net income per
 share - weighted average common shares     24,641        19,808        17,378
 Effect of dilutive securities:
 Trustee and employee stock options             37            46            17
                                        ============   ===========   ===========
Denominator for diluted net income per
 shares - adjusted weighted average
 common shares                              24,678        19,854        17,395
                                        ============   ===========   ===========

Basic and Diluted net income per share   $    1.59    $     1.53    $     1.58
                                        ============   ===========   ===========

Options to purchase 169,000 Common Shares at a weighted average exercise price of $30.83 per share were outstanding during 1998 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

16.      Subsequent Event

         On January 23, 1999, the Board of Trustees declared a cash distribution to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $.58 per share and per partnership unit, totaling $21.3 million. The distribution was made to shareholders and partners of record as of February 3, 1999, and was paid on February 10, 1999.

17.  Revision of Prior Financial Statements

     The accompanying consolidated financial statements for 1998 have been revised to reflect an adjustment for the application of dividends paid on the preferred shares of beneficial interest that were issued by the Company in November 1997. The effect of the adjustment is to apply a weighted-average pro rata portion of the preferred dividends to the minority interest in income of CRLP, resulting in a decrease in the minority interest in income of CRLP of approximately $3.2 million. Consequently, for the year ended December 31, 1998 net income and net income available to common shareholders have been increased by approximately $3.2 million and net income per common share has been increased by $0.13.

Additionally, the unaudited quarterly financial information has been revised as reflected in Note 18.

18.      Quarterly Financial Information (Unaudited)

         The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                     1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  (Amounts in thousands, except per share data)
                                   First       Second      Third        Fourth
                                  Quarter      Quarter     Quarter      Quarter
                               -----------  ----------- -----------  -----------
Revenues                          $58,310      $59,583     $68,162      $71,292
Income before minority interest    14,045       16,913      17,201       18,528
Minority interest (1)               3,607        4,293       4,309        4,256
Net income (1)                     10,438       12,620      12,892       14,272
Preferred Dividends                (2,734)      (2,735)     (2,735)      (2,734)
Net income available to common
shareholders (1)                   $7,704       $9,885     $10,157      $11,538

Net income per share:
Basic (1)                           $0.36        $0.40       $0.39        $0.44
Diluted (1)                         $0.36        $0.40       $0.39        $0.44
Weighted average common
   shares outstanding              21,411       24,984      26,000       26,104

(1) For 1998, minority interest reflects a decrease and net income and net income available to common shareholders reflect an increase for the adjustment described in Note 17 of $872, $829, $816 and $737 for the first, second, third, and fourth quarters, respectively. Additionally, basic and diluted net income per share amounts reflect an increase of $0.04, $0.03, $0.03 and $0.02 for the first, second, third and fourth quarters, respectively.


                                                     1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  (Amounts in thousands, except per share data)
                                   First       Second      Third        Fourth
                                  Quarter      Quarter     Quarter      Quarter
                               -----------  ----------- -----------  -----------
Revenues                          $39,170      $42,823     $47,479      $54,654
Income before minority interest     9,905       10,349       8,207       17,847
Minority interest                   3,092        3,209       2,531        5,528
Net income                          6,813        7,140       5,676       12,319
Preferred Dividends                   -0-          -0-         -0-        1,671
Net income available to common
shareholders                       $6,813       $7,140      $5,676      $10,648

Net income per share:
Basic                               $0.37        $0.37       $0.28        $0.51
Diluted                             $0.36        $0.37       $0.28        $0.51
Weighted average common
   shares outstanding              18,657       19,195      20,372       20,977


Item 14.  Exhibits, Financial Schedules, and Reports of Form 8-K

14(a)(1) and (2)  Financial Statements and Schedules

         Index to Financial Statements and Financial Statement Schedules

Financial Statements:

         The following financial statements of the Company are included herein:

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Shareholder's Equity for the years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

Financial Statement Schedule:

         Schedule III         Real Estate and Accumulated Depreciation

         Report of Independent Accountants

         All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.


14(a)(3)  Exhibits

             23.1     Consent of PricewaterhouseCoopers LLP
             27       Financial Data Schedule (EDGAR Version Only)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 1999.

                                                      Colonial Properties Trust


                                                      By:/s/ Thomas H. Lowder
                                                             Thomas H. Lowder
                                                        Chairman of the Board,
                                                        President, and
                                                        Chief Executive Officer

                      Report of Independent Accountants on
              Financial Statements and Financial Statement Schedule



To the Board of Trustees and Shareholders of Colonial Properties Trust

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32 after the restatement described in Note 17 present fairly, in all material respects, the financial position of Colonial Properties Trust and subsidiaries(the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 32 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers L.L.P.
PricewaterhouseCoopers L.L.P.


Birmingham,  Alabama
January 13, 1999, except for Notes 16 and 17, as to which the date is April 21, 1999