Form 10-Q
period 1999-03-31
COLONIAL PROPERTIES TRUST
filed 1999-05-17
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


For the Quarterly Period Ended:
       March 31,  1999                          Commission File Number: 1-12358


                            COLONIAL PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)



                Alabama                                    59-7007599
         (State of organization)                         (IRS Employer
                                                     Identification Number)

         2101 Sixth Avenue North                             35203
               Suite 750                                   (Zip Code)
          Birmingham, Alabama
(Address of principal executive offices)

                (205) 250-8700
(Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___


         As of May 3, 1999, Colonial Properties Trust had 25,400,903 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q
                                                                            Page

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets as of
         March 31, 1999 and December 31, 1998                             3

         Consolidated Condensed Statements of Income for the
         Three Months Ended March 31, 1999 and 1998                       4

         Consolidated Condensed Statements of Cash Flows
         For the Three Months Ended March 31, 1999 and 1998               5

         Notes to Consolidated Condensed Financial Statements             6

         Report of Independent Accountants                               10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11

PART II:  OTHER INFORMATION


Item 2.  Changes in Securities                                           18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                               19

EXHIBIT                                                                  20

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    March 31, 1999  December 31,
                                                     (Unaudited)       1998
                                                     -----------    -----------
               ASSETS
Land, buildings, & equipment, net                    $ 1,542,733    $ 1,566,841
Undeveloped land and construction in progress            164,537        128,336
Cash and equivalents                                       6,136          4,583
Restricted cash                                            2,925          2,897
Accounts receivable, net                                   9,554          9,428
Prepaid expenses                                           3,003          3,224
Deferred debt and lease costs                              9,352          9,644
Investment in unconsolidated subsidiaries                 25,842         25,181
Other assets                                               4,608          5,315
                                                     -----------    -----------

                                                     $ 1,768,690    $ 1,755,449
                                                     ===========    ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                          $   836,724    $   909,322
Accounts payable                                          14,827          8,614
Accounts payable to affiliates                             4,235          5,540
Accrued interest                                          10,292         12,051
Accrued expenses                                           7,612          3,456
Tenant deposits                                            4,296          4,272
Unearned rent                                              1,782          2,800
                                                     -----------    -----------
Total liabilities                                        879,768        946,055
                                                     -----------    -----------
Minority interest:
Preferred units                                          100,000              0
Common units                                             192,774        198,947
                                                     -----------    -----------
Total minority interest                                  292,774        198,947
                                                     -----------    -----------

Preferred  shares of  beneficial  interest,
$.01 par value,  10,000,000  shares authorized;
5,000,000 shares issued and outstanding at
March 31,  1999 and December 31, 1998, respectively           50             50
Common shares of beneficial interest, $.01 par value,
65,000,000  shares  authorized;  25,694,469  and
26,147,054  shares  issued and outstanding at
March 31, 1999 and December 31, 1998, respectively           257            261
Additional paid-in capital                               669,103        662,895
Cumulative earnings                                      144,356        129,684
Cumulative distributions                                (200,937)      (182,135)
Treasury shares, at cost; 623,500 shares at
March 31, 1999 and 0 shares at December 31, 1998         (15,862)             0
Deferred compensation on restricted shares                  (819)          (308)
                                                     -----------    -----------

Total shareholders' equity                               596,148        610,447
                                                     -----------    -----------

                                                     $ 1,768,690    $ 1,755,449
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                                1999        1998
                                                           --------   --------
 Revenue:
     Minimum rent                                         $ 54,981    $ 47,271
     Percentage rent                                           896         778
     Tenant recoveries                                       8,424       7,281
     Other                                                   3,158       2,980
                                                          --------    --------

        Total revenue                                       67,459      58,310
                                                          --------    --------

 Property operating expenses:
     General operating expenses                              5,121       4,310
     Salaries and benefits                                   3,476       2,869
     Repairs and maintenance                                 6,580       5,746
     Taxes, licenses, and insurance                          6,119       4,854
 General and administrative                                  2,267       2,554
 Depreciation                                               13,761      10,161
 Amortization                                                  525         337
                                                          --------    --------

        Total operating expenses                            37,849      30,831
                                                          --------    --------

        Income from operations                              29,610      27,479
                                                          --------    --------

 Other income (expense):
     Interest expense                                      (13,954)    (12,579)
     Income (loss) from unconsolidated subsidiaries            552        (428)
     Gains (losses) from sales of property                   3,005         (32)
     Minority interest in consolidated operating property      (61)        -0-
                                                          --------    --------

        Total other expense                                (10,458)    (13,039)
                                                          --------    --------

        Income before extraordinary items and
        minority interest in CRLP                           19,152      14,440
 Extraordinary loss from early extinguishment of debt          -0-        (395)
                                                          --------    --------

        Income before minority interest in CRLP             19,152      14,045
 Minority interest in income of CRLP                         4,479       3,607
 Distribution to preferred unitholders of CRLP                 888           0
                                                          --------    --------

        Net income                                        $ 13,785    $ 10,438
 Dividends to preferred shareholders                        (2,734)     (2,734)
                                                          --------    --------

        Net income available to common shareholders       $ 11,051    $  7,704
                                                          ========    ========

 Net income per common share - basic                      $   0.42    $   0.36
                                                          ========    ========

 Net income per common share - diluted                    $   0.42    $   0.36
                                                          ========    ========

 Weighted average common shares outstanding                 26,192      21,411
                                                          ========    ========


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------

Cash flows from operating activities:
    Net  income                                           $ 14,673    $ 10,438
    Adjustments  to  reconcile  net  income to
       net cash  provided  by  operating activities:
       Depreciation and amortization                        14,286      10,498
       (Income) loss from unconsolidated subsidiaries         (552)        428
       Minority interest                                     4,479       3,607
       (Gains) losses from sales of property                (3,005)         32
       Other                                                   452         528
    Decrease (increase) in:
       Restricted cash                                         (28)        (13)
       Accounts receivable                                    (516)          4
       Prepaid expenses                                        221         209
       Other assets                                            246        (638)
    Increase (decrease) in:
       Accounts payable                                      4,908     (10,175)
       Accrued interest                                     (1,759)      1,423
       Accrued expenses and other                            3,176       3,606
                                                          --------    --------
          Net cash provided by operating activities         36,581      19,947
                                                          --------    --------

Cash flows from investing activities:
    Acquisition of properties                               (2,854)    (24,879)
    Development expenditures                               (37,709)     (9,455)
    Tenant improvements                                     (2,249)       (672)
    Capital expenditures                                    (3,623)     (1,320)
    Proceeds from sales of property, net of selling costs   23,586         -0-
    Distributions from subsidiaries                            965          52
    Capital contributions to subsidiaries                   (1,074)        (20)
                                                          --------    --------
          Net cash used in investing activities            (22,958)    (36,294)
                                                          --------    --------

Cash flows from financing activities:
    Proceeds from common stock issuances,
      net of expenses paid                                     -0-      47,806
    Proceeds from CRLP preferred units issuance,
      net of expenses paid                                  97,445         -0-
    Principal reductions of debt                              (485)    (11,303)
    Proceeds from dividend reinvestment                      4,161         -0-
    Net change in revolving credit balances                (72,128)     (1,438)
    Dividends paid to common and preferred shareholders    (18,803)    (14,373)
    Purchase of treasury stock                             (15,862)        -0-
    Distributions to minority partners                      (6,368)     (5,307)
    Payment of mortgage financing cost                         (30)        (30)
    Debt prepayment penalties                                  -0-        (395)
                                                          --------    --------
          Net cash (used in) provided by
          financing activities                             (12,070)     14,960
                                                          --------    --------
          Increase (decrease) in cash and equivalents        1,553      (1,387)
Cash and equivalents, beginning of period                    4,583       4,531
                                                          --------    --------
Cash and equivalents, end of period                       $  6,136    $  3,144
                                                          ========    ========


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

Note 1 -- Basis of Presentation
         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K and Form 10-K/A for the year ended December 31, 1998. The December 31, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS 133, the Company will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. The Company is required to adopt SFAS 133 for periods beginning January 1, 2000.

Note 2 -- Acquisitions and Dispositions
         During the first quarter of 1999, there were no property acquisitions made by the Company. However, an additional $2.8 million was paid by the Company in the first quarter of 1999 related to acquisitions made in prior periods, of which approximately $2.0 million relates to an "earn-out" of a previously acquired property.

         Also during the first quarter of 1999, the Company completed the sale of its Colonial Grand at Kirkman multifamily property, which was a 370-unit property located in Orlando, Florida. The Company recognized a gain on the sale of the asset of approximately $3.0 million.

Note 3 -- Distribution
         On April 22, 1999, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.58 per share and per unit, totaling $20.8 million. The distribution was declared to shareholders and partners of record as of May 3, 1999, and was paid on May 10, 1999.

Note 4 -- CRLP Preferred Unit Issuance
          On February 23 1999, Colonial Realty Limited Partnership ("CRLP"), the Company's Operating Partnership, issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Preferred Units"), valued at $100 million in a private placement. CRLP has the right to redeem the Preferred Units, in whole or in part, after five years at the original capital contribution plus the cumulative priority return, whether or not declared, to the redemption date to the extent not previously distributed. The Preferred Units are exchangeable for 8.875% Series B Preferred Shares of the Company, after ten years at the option of the holders of the Preferred Units.

Note 5 -- Net Income Per Share
         The following table sets forth the computation of basic and diluted earnings per share:


                                                    (Amounts in thousands,
                                                     except per share data)
                                            ------------------------------------
                                             Three Months        Three Months
                                            Ended March 31,     Ended March 31,
                                                 1999                1998
                                           ----------------     ----------------
Numerator:
 Numerator  for  basic  and  diluted  net
 income per share - net income  available
 to common shareholders                     $     11,051         $        7,704
                                            ===============       ==============

Denominator:
 Denominator  for  basic net  income  per
 share - weighted average common shares          26,192                  21,411
 Effect of dilutive securities:
 Trustee and employee stock options                  20                      54
                                            ===============      ===============
 Denominator  for  diluted net income per
 share  -   adjusted   weighted   average
 common shares                                   26,212                  21,465
                                            ===============       ==============

 Basic net income per share                 $       .42          $          .36
                                            ===============       ==============

 Diluted net income per share               $       .42          $          .36
                                            ===============       ==============


Options to purchase 369,348 Common Shares at a weighted average exercise price of $28.832 per share were outstanding during 1999 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 6 -- Segment Information
          The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 1998 Annual Report. However, the pro rata share of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three months ended March 31, 1999 and 1998 is as follows:

   As of and for the
  Three Months Ended
    March 31, 1999          Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Total Divisional Revenues   $   28,071   $   32,033   $    9,822   $   69,926
NOI                             18,163       22,510        6,974       47,647
Divisional assets              786,326      745,244      247,528    1,779,098

  Three Months Ended
    March 31, 1998          Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Total Divisional Revenues   $   24,148   $   26,033   $    7,510   $   57,691
NOI                             16,261       18,487        5,466       40,214

  For the Period Ended
   December 31, 1998        Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Divisional assets           $  783,097      742,761      241,131    1,766,989

          A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months ended March 31, 1999 and 1998, and total divisional assets to total assets for the periods ended March 31, 1999 and December 31, 1998 is presented below:

                                                         Three Months Ended
                                                         ------------------
(in thousands)                                         March 31,      March 31,
                                                         1999           1998
Revenues                                             -----------    -----------
Total divisional revenues                            $    69,926    $    57,691
Unallocated corporate revenues                               201            687
Partially-owned subsidiaries                              (2,668)           (68)
                                                     -----------    -----------
    Total Revenues                                   $    67,459    $    58,310
                                                     -----------    -----------
NOI
                                                     -----------    -----------
Total divisional NOI                                 $    47,647    $    40,214
Unallocated corporate revenues                               201            687
Partially-owned subsidiaries                              (1,589)           (63)
General and administrative expenses                       (2,267)        (2,554)
Depreciation                                             (13,761)       (10,161)
Amortization                                                (525)          (337)
Other                                                        (96)          (307)
                                                     -----------    -----------
    Income from operations                           $    29,610    $    27,479
                                                     -----------    -----------

                                                       For the Period Ended
                                                      March 31,     December 31,
                                                        1999           1998
Assets
                                                     -----------    -----------
Total divisional assets                              $ 1,779,098    $ 1,766,989
Unallocated corporate assets (1)                          50,598         49,149
Partially-owned subsidiaries                             (61,006)       (60,689)
                                                     -----------    -----------
    Total assets                                     $ 1,768,690    $ 1,755,449
                                                     -----------    -----------

(1) Includes the Company's investment in partially owned entities of $25,842 as of March 31, 1999, and $25,181 as of December 31, 1998.

Note 7 -- Revision of prior period statements
          Net income available to common shareholders, minority interest in income of CRLP, and net income per common share for the first quarter of 1998 have been revised from previously reported results to reflect an adjustment for the application of dividends paid on the Series A Cumulative Preferred Shares of Beneficial Interest that were issued by the Company in November 1997. The effect of the adjustment is to apply a weighted-average pro rata portion of the preferred dividends to the minority interest in income of CRLP, resulting in an increase in net income available to common shareholders and net income per share, and a decrease in minority interest in income of CRLP. The adjustment has been applied to the Company's previously reported results for each of the other fiscal quarters of 1998 also.

          The adjustment results in the following changes to the Company's Consolidated Condensed Statement of Income for the Three Months Ended March 31, 1998:

                                                 Previously
                                                  Reported       As Revised
                                                -----------     ------------
($ in thousands)
Income before minority interest                 $  14,045       $   14,045
Minority interst in income of CRLP                 (4,479)          (3,607)
                                                   ------           ------
Net income                                          9,566           10,438
Dividends to preferred shareholders                (2,734)          (2,734)
                                                   ------           ------
Net income available to common shareholders     $   6,832       $    7,704
                                                   ======           ======
Net income per share, basic and diluted         $    0.32       $     0.36
                                                   ======           ======

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of March 31, 1999, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 1999, except for Notes 16 and 17, as to which the date is April 21, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers L.L.P.
    PricewaterhouseCoopers L.L.P.

Birmingham, Alabama
April 21, 1999

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
          Colonial Properties Trust ("Colonial" or the "Company") is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of March 31, 1999, Colonial's real estate portfolio consisted of 48 multifamily communities, 40 retail properties, and 17 office properties.

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

         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Company's 1998 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and Form 10-K/A and with the financial statements included therein and the notes thereto. As used herein, the terms "Colonial" or "the Company" include Colonial Properties Trust, and one or more of its subsidiaries including, among others, Colonial Realty Limited Partnership (CRLP).

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

Results of Operations -- Three Months Ended March 31, 1999 and 1998 Revenues -- Total revenues increased by $9.1 million, or 15.7%, for the first quarter of 1999 when compared to the first quarter of 1998. This increase primarily represents revenues generated by properties acquired or developed during 1999 and 1998. The remaining increase relates to increases in rental rates at existing properties.

          Operating Expenses -- Total operating expenses increased by $7.0 million, or 22.8%, for the first quarter of 1999 when compared to the first quarter of 1998. This increase primarily represents additional operating expenses associated with properties that were acquired or developed during 1999 and 1998. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

         Other Income and Expenses -- Interest expense increased by $1.3 million, or 10.9%, for the first quarter of 1999 when compared to the first quarter of 1998. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
         During the first quarter of 1999, the Company invested approximately $40.5 million in its acquisition and development of properties. The Company financed this growth through net proceeds from a private offering of debt through its Operating Partnership CRLP totaling $100.0 million during the first quarter (as discussed below), advances on its bank line of credit, and cash from operations. As of March 31, 1999, the Company had an unsecured bank line of credit providing for total borrowings of $250 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 80 basis points and LIBOR plus 135 basis points and is renewable in July 2000 and provides for a two-year amortization in the case of nonrenewal The line of credit agreement includees a competitive bid feature that will allow the Company to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at March 31, 1999, was $102.4 million.

          On February 23 1999, CRLP issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Preferred Units"), valued at $100 million in a private placement. CRLP has the right to redeem the Preferred Units, in whole or in part, after five years at the original capital contribution plus the cumulative priority return, whether or not declared, to the redemption date to the extent not previously distributed. The Preferred Units are exchangeable for 8.875% Series B Preferred Shares of the Company, after ten years at the option of the holders of the Preferred Units. The proceeds of the issuance were used to reduce the Company's outstanding line of credit and to fund development expenditures.


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

         Phase One - Assessing the Company's Y2K Readiness
         As a result of potential risks posed by Y2K problems on the Company's operations, in the early months of 1998, the Company formed a Year 2000 Committee to oversee, manage, and implement a Year 2000 Compliance Program (the "Program"). The Committee is comprised of representatives from senior management and various departments and advisors at the home and regional offices, including the telecommunications, information systems, and office services departments. Because of the wide-ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases over 1998 and 1999. Many of the phases of the Program are being carried out simultaneously.

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

          Accounting and Property Management - The general ledger software system is not currently compliant. New versions were written and delivered to the Company during the first quarter of 1999. The Company found the new versions would not run in the current environment. The vendor continues to develop the software systems and has represented to the Company that it expects to deliver Y2K compliant systems during the early part of the third quarter. Upon receipt, the Company will test the systems and the software upgrades and, assuming that the systems and upgrades are found to be operational, will install the systems in the third and fourth quarters with a goal of becoming fully compliant during the early part of the fourth quarter. While the vendor is revising the systems, the Company intends to pursue alternative software systems offered by other vendors. If the Company finds an acceptable alternative software system that is Y2K compliant, it may implement that system instead of the system being revised by the Company's current vendor. If the Company were to implement an alternative system, the Company may be able to achieve full Y2K compliance as early as the third quarter.

         Network Operating Systems - Management believes that the network operating servers are currently Y2K compliant subject to certain possible exceptions. Microsoft Corporation recently announced that Windows NT 4.0, which the Company uses, is not Y2K compliant with service pak level III. However, Microsoft has stated that service pak level IV will need to be loaded to become completely Y2K compliant. Upgrades of Company network operating systems are expected to be installed in the second quarter of 1999, bringing the network operating servers into full compliance. Management believes that testing of this new software will not be necessary, as it has already been proven in the industry to be Y2K compliant.

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

The status of desktop compliance is as follows:

o Systems (hardware and software) testing - Complete
o Installation of updated  software that also provides Y2K compliance - Complete
o Complete installation/full compliance - Second Quarter 1999

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

Funds from Operations
         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the first quarter of 1999 and 1998 was computed as follows:

(in thousands)                                     1999                1998
------------------------------------------- ----------------   -----------------
Net income available to common shareholders      $11,051              $7,704
Adjustments:
       Minority interest in CRLP                   4,479               3,607
       Real estate depreciation (1)               13,846              10,184
       Losses from sales of property (1)          (3,005)                 35
       Debt prepayment penalties                     380                 395
------ ----------------------------------- ----------------    -----------------
Funds From Operations                           $ 26,751            $ 21,925
------------------------------------------ ----------------    -----------------

(1) Includes pro-rata share of adjustments for subsidiaries.

          The revision of the  Company's  financial  statements  as discussed in
Note 7 of the Consolidated Condensed Financial Statements, had no effect on the Company's previously reported calculations of Funds From Operations ("FFO") or FFO per share, nor did it effect the federal income tax treatment of distributions or dividends previously paid to shareholders or unitholders.


                            COLONIAL PROPERTIES TRUST
                          PART II -- OTHER INFORMATION



Item 2. Changes in Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit

15.      Letter re:  Unaudited Interim Financial Information

(b)      Reports on Form 8-K

              The following reports on Form 8-K have been filed during the quarter ended March 31, 1999:

                  Form 8-K dated February 25, 1999, reported certain property acquisitions during 1998 up to December 29, 1998, under Item 5, "Other Events."

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                             COLONIAL PROPERTIES TRUST




Date:  May 14, 1999                         /s/ Howard B. Nelson, Jr.
                                                ---------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                               (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  May 14, 1999                         /s/ Kenneth E. Howell
                                                ---------------------
                                                Kenneth E. Howell
                                                Senior Vice President, and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                                   Re: Colonial Properties Trust
                                                              (File No. 1-12358)
                                                       Registrations on Form S-8
                                                       Registrations on Form S-3


We are aware that our report dated April 21, 1999 on our review of interim financial information of Colonial Properties Trust for the quarters ended March 31, 1999 and 1998 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997, Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997; and Form S-8 related to the Second Amended and Restated Employee Share Option and Restricted Share Plan filed on July 31, 1998. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                              /s/ PricewaterhouseCoopers L.L.P.
                                                  PricewaterhouseCoopers L.L.P.

Birmingham, Alabama
May 14, 1999