Form 10-Q
period 1999-06-30
COLONIAL PROPERTIES TRUST
filed 1999-08-13
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


For the Quarterly Period Ended:
       June 30,  1999                          Commission File Number: 1-12358


                            COLONIAL PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)



                Alabama                                    59-7007599
         (State of organization)                         (IRS Employer
                             Identification Number)

         2101 Sixth Avenue North                             35203
               Suite 750                                   (Zip Code)
          Birmingham, Alabama
(Address of principal executive offices)

                (205) 250-8700
(Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___


          As of August 2, 1999, Colonial Properties Trust had 24,467,693 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q


                                                                          Page

PART I:  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets as of
             June 30, 1999 and December 31, 1998                            3

             Consolidated Condensed Statements of Income for the
             Three Months and for the Six Months Ended
             June 30, 1999 and 1998                                         4

             Consolidated Condensed Statements of Cash Flows
             for the Six Months Ended June 30, 1999 and 1998                5

             Notes to Consolidated Condensed Financial Statements           6

             Report of Independent Accountants                             11

   Item 2.  Management's Discussion and Analysis of Financial              12
                       Condition and Results of Operations

PART II:  OTHER INFORMATION


   Item 2.  Changes in Securities                                          18

   Item 4.  Submission of Matters to a Vote of Security Holders            18

   Item 6.  Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                                 20

EXHIBIT                                                                    21

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                              June 30, 1999   December 31,
                                                               (Unaudited)        1998
                                                               -----------    -----------
              ASSETS

Land, buildings, & equipment, net                              $ 1,553,740    $ 1,566,841
Undeveloped land and construction in progress                      208,436        128,336
Cash and equivalents                                                 3,697          4,583
Restricted cash                                                      2,965          2,897
Accounts receivable, net                                            12,706          9,428
Prepaid expenses                                                     2,849          3,224
Deferred debt and lease costs                                        9,374          9,644
Investment in unconsolidated subsidiaries                           20,685         25,181
Other assets                                                         6,222          5,315
                                                               -----------    -----------

                                                               $ 1,820,674    $ 1,755,449
                                                               ===========    ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                    $   917,583    $   909,322
Accounts payable                                                     7,083          8,614
Accounts payable to affiliates                                       5,294          5,540
Accrued interest                                                    12,025         12,051
Accrued expenses                                                    12,608          3,456
Tenant deposits                                                      4,316          4,272
Unearned rent                                                        1,850          2,800
                                                               -----------    -----------
     Total liabilities                                             960,759        946,055
                                                               -----------    -----------

Minority interest:
Preferred units                                                    100,000              0
Common units                                                       190,675        198,947
                                                               -----------    -----------
                                                               -----------    -----------
     Total minority interest                                       290,675        198,947
                                                               -----------    -----------

 Preferred shares of  beneficial  interest,
      $.01 par value,  10,000,000  shares authorized;
      5,000,000 shares issued and outstanding at
      June 30, 1999 and December 31, 1998, respectively                 50             50
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares  authorized;  25,043,261 and
     26,147,054 shares issued and outstanding at
     June 30, 1999 and December 31, 1998, respectively                 250            261
Additional paid-in capital                                         665,352        662,895
Cumulative earnings                                                158,745        129,684
Cumulative distributions                                          (220,677)      (182,135)
Treasury shares, at cost; 1,231,800 shares at June 30, 1999
     and 0 shares at December 31, 1998                             (33,743)             0
Deferred compensation on restricted shares                            (737)          (308)
                                                               -----------    -----------

     Total shareholders' equity                                    569,240        610,447
                                                               -----------    -----------

                                                               $ 1,820,674    $ 1,755,449
                                                               ===========    ===========

The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,              June 30,
                                                                   ------------------    ------------------
                                                                   1999         1998        1999        1998
                                                                 ---------   ---------   ---------    ---------

Revenue:
     Minimum rent                                              $  56,145    $  48,822    $ 110,822    $  96,005
     Percentage rent                                                 724          664        1,621        1,442
     Tenant recoveries                                             7,844        6,958       16,268       14,239
     Other                                                         5,188        3,139        8,649        5,957
                                                               ---------    ---------    ---------    ---------

         Total revenue                                            69,901       59,583      137,360      117,643
                                                               ---------    ---------    ---------    ---------

Property operating expenses:
     General operating expenses                                    5,038        4,396       10,158        8,706
     Salaries and benefits                                         3,565        3,004        7,042        5,873
     Repairs and maintenance                                       6,845        5,598       13,425       11,094
     Taxes, licenses, and insurance                                5,753        5,082       11,872        9,936
General and administrative                                         2,540        1,363        4,807        3,917
Depreciation                                                      14,648       10,794       28,409       20,955
Amortization                                                         557          343        1,082          680
                                                                ---------   ---------    ---------    ---------
         Total operating expenses                                 38,946       30,580       76,795       61,161
                                                               ---------    ---------    ---------    ---------
         Income from operations                                   30,955       29,003       60,565       56,482
                                                               ---------    ---------    ---------    ---------
Other income (expense):
     Interest expense                                            (13,505)     (11,612)     (27,459)     (24,191)
     Income (loss) from unconsolidated subsidiaries                  302         (538)         854         (966)
     Gains from sales of property                                    473           65        3,478           33
     Minority interest in consolidated operating property            (22)         -0-          (82)         -0-
                                                               ---------    ---------    ---------    ---------
         Total other expense                                     (12,752)     (12,085)     (23,209)     (25,124)
                                                               ---------    ---------    ---------    ---------
         Income before extraordinary item and
         minority interest in CRLP                                18,203       16,918       37,356       31,358
Extraordinary income (loss)                                          115           (5)         115         (400)
                                                               ---------    ---------    ---------    ---------

         Income before minority interest in CRLP                  18,318       16,913       37,471       30,958
Minority interest in income of CRLP                               (3,929)      (4,293)      (8,408)      (7,900)
Distribution to preferred unitholders of CRLP                     (2,268)         -0-       (3,156)         -0-
                                                               ---------    ---------    ---------    ---------
         Net income                                            $  12,121    $  12,620    $  25,907    $  23,058
Dividends to preferred shareholders                               (2,735)      (2,735)      (5,469)      (5,469)
                                                               ---------    ---------    ---------    ---------
     Net income available to common shareholders               $   9,386    $   9,885    $  20,438    $  17,589
                                                               =========    =========    =========    =========
Net income per common share - basic                            $    0.37    $    0.40    $    0.79    $    0.76
                                                               =========    =========    =========    =========
Net income per common share - diluted                          $    0.37    $    0.39    $    0.79    $    0.76
                                                               =========    =========    =========    =========
Weighted average common shares outstanding                        25,353       24,984       25,770       23,207
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


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                           Six Months Ended
                                                                               June 30,
                                                                         ----------------------
                                                                            1999        1998
                                                                         ---------  -----------

Cash flows from operating activities:
     Net  income                                                         $  29,063    $  23,058
     Adjustments to  reconcile  net  income to net cash
         provided  by  operating activities:
         Depreciation and amortization                                      29,491       21,635
         (Income) loss from unconsolidated subsidiaries                       (854)         966
         Minority interest                                                   8,408        7,900
         Gains from sales of property                                       (3,478)         (33)
         Other                                                                 547          722
     Decrease (increase) in:
         Restricted cash                                                       (68)         (32)
         Accounts receivable                                                (3,857)      (1,433)
         Prepaid expenses                                                      375          196
         Other assets                                                       (1,073)      (1,423)
     Increase (decrease) in:
         Accounts payable                                                   (1,777)      (7,775)
         Accrued interest                                                      (26)         286
         Accrued expenses and other                                          8,333        6,737
                                                                         ---------    ---------
             Net cash provided by operating activities                      65,084       50,804
                                                                         ---------    ---------

Cash flows from investing activities:
     Acquisition of properties                                             (19,451)    (143,203)
     Development expenditures                                              (83,526)     (33,946)
     Tenant improvements                                                    (4,224)      (1,420)
     Capital expenditures                                                   (8,315)      (4,712)
     Proceeds from sales of property, net of selling costs                  23,586          908
     Distributions from subsidiaries                                         6,752           75
     Capital contributions to subsidiaries                                  (1,402)         (21)
                                                                         ---------    ---------
             Net cash used in investing activities                         (86,580)    (182,319)
                                                                         ---------    ---------

Cash flows from financing activities:
     Proceeds from common stock issuances, net of expenses paid                -0-      136,972
     Proceeds from CRLP preferred units issuance, net of expenses paid      97,413          -0-
     Proceeds from additional borrowings                                     9,750          -0-
     Principal reductions of debt                                          (10,050)     (11,869)
     Proceeds from dividend reinvestment                                     3,675          -0-
     Net change in revolving credit balances                                 8,473       47,524
     Dividends paid to common and preferred shareholders                   (38,543)     (31,299)
     Purchase of treasury stock                                            (33,743)         -0-
     Purchase of common units                                               (3,509)         -0-
     Distributions to minority partners in CRLP                            (12,588)     (10,796)
     Payment of mortgage financing cost                                       (383)         (32)
     Other                                                                     115         (400)
                                                                         ---------    ---------
             Net cash provided by financing activities                      20,610      130,100
                                                                         ---------    ---------
             Decrease in cash and equivalents                                 (886)      (1,415)
Cash and equivalents, beginning of period                                    4,583        4,531
                                                                         ---------    ---------
Cash and equivalents, end of period                                      $   3,697    $   3,116
                                                                         =========    =========


The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

Note 1 -- Basis of Presentation
         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K and Form 10-K/A for the year ended December 31, 1998, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1999. The December 31, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS 133, the Company will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. The Company is required to adopt SFAS 133 for all periods beginning after June 15, 2000.

Note 2 -- Acquisitions
         Emmett R. Johnson Building-- On June 22, 1999, the Company acquired the Emmett R. Johnson Building, a 163,000 square-foot Class A office building located in Birmingham, Alabama. The property was built in 1982, renovated in 1995, and was 90% leased at the time of acquisition. The Emmett R. Johnson Building was acquired for a purchase price of $16.5 million, and was funded through an advance on the Company's unsecured line of credit.

         Colonial Village at Haverhill-- On May 1, 1999, the Company acquired the remaining 20.2% ownership in Colonial Village at Haverhill, a 322-unit apartment complex on approximately 19 acres of land in San Antonio, Texas. On July 1, 1998, the Company had acquired 79.8% ownership in Colonial Village at Haverhill. The purchase of the remaining 20.2% interest was funded through the issuance of 157,140 limited partnership units in Colonial Realty Limited Partnership, valued at approximately $4.2 million.



Note 3 -- Net Income Per Share
         The following table sets forth the computation of basic and diluted earnings per share:

                                                                 (Amounts in thousands,
                                                                 except per share data)
                                               ------------------------------------------------------------
                                                    Three          Three           Six             Six
                                                   Months         Months        Months          Months
                                                    Ended          Ended          Ended           Ended
                                                  June 30,       June 30,       June 30,        June 30,
                                                    1999           1998           1999            1998
                                                 ------------   ------------   ------------    ------------
        Numerator:
         Numerator  for basic and diluted net
         income   per  share  -  net   income
         available to common shareholders      $       9,386  $       9,885  $      20,438   $      17,589
                                                 ============   ============   ============    ============

       Denominator:
         Denominator  for  basic  net  income
         per share - weighted  average common
         shares                                       25,353         24,984         25,770          23,207
         Effect of dilutive securities:
         Trustee and employee stock options               22             53             22              53
                                                 ------------   ------------   ------------    ------------

         Denominator  for  diluted net income
         per   share  -   adjusted   weighted
         average common shares                        25,375         25,037         25,792          23,260
                                                 ============   ============   ============    ============

         Basic net income per share            $         .37  $         .40  $         .79   $         .76
                                                 ============   ============   ============    ============


         Diluted net income per share          $         .37  $         .39  $         .79   $         .76
                                                 ============   ============   ============    ============

Options to purchase 419,348 Common Shares at a weighted average exercise price of $28.72 per share were outstanding during 1999 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 4 -- Segment Information
          The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 1998 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information as of and for the three months and six months ended June 30, 1999 and 1998, and for the period ended December 31, 1998 is as follows:


          As of and for the
         Three Months Ended
            June 30, 1999      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   29,232   $   32,837   $    9,690   $   71,759
NOI                                19,323       23,651        6,674       49,648
Divisional assets                 810,670      748,604      273,022    1,832,296
--------------------------------------------------------------------------------
         Three Months Ended
            June 30, 1998      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   24,929   $   27,223   $    7,463   $   59,615
NOI                                16,528       19,647        5,420       41,595
--------------------------------------------------------------------------------

          Six Months Ended
            June 30, 1999      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   57,303   $   64,870   $   19,512   $  141,685
NOI                                37,486       46,161       13,648       97,295
--------------------------------------------------------------------------------

          Six Months Ended
            June 30, 1998      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   49,076   $   53,255   $   14,973   $  117,304
NOI                                32,788       38,180       10,887       81,855
--------------------------------------------------------------------------------

        For the Period Ended
          December 31, 1998
           (in thousands)      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
Divisional assets              $  783,097   $  742,761   $  241,131   $1,766,989
--------------------------------------------------------------------------------

A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months and six months ended June 30, 1999 and 1998, and total divisional assets to total assets, for the periods ended June 30, 1999 and December 31, 1998 is presented below:

---------------------------------------------------------------------------------------------------------------------------
                                     As of and for the     As of and for the      As of and for the     As of and for the
                                    Three Months Ended     Three Months Ended     Six Months Ended      Six Months Ended
(in thousands)                         June 30, 1999         June 30, 1998          June 30, 1999         June 30, 1998
Revenues
-------------------------------------------------------------------------------  --------------------  --------------------
Total divisional revenues                       $ 71,759              $ 59,615             $ 141,685             $ 117,304
Unallocated corporate revenues                       541                    35                   742                   474
Partially-owned subsidiaries                      (2,399)                  (67)               (5,067)                 (135)
-------------------------------------------------------------------------------  --------------------  --------------------
    Total Revenues                              $ 69,901              $ 59,583             $ 137,360             $ 117,643
-------------------------------------------------------------------------------  --------------------  --------------------

NOI
-------------------------------------------------------------------------------  --------------------  --------------------
Total divisional NOI                            $ 49,648              $ 41,595              $ 97,295              $ 81,855
Unallocated corporate revenues                       541                    35                   742                   474
Partially-owned subsidiaries                      (1,540)                  (41)               (3,129)                  (81)
General and administrative expenses               (2,540)               (1,362)               (4,807)               (3,917)
Depreciation                                     (14,648)              (10,794)              (28,409)              (20,955)
Amortization                                        (557)                 (343)               (1,082)                 (680)
Other                                                 51                   (85)                  (45)                 (214)
-------------------------------------------------------------------------------  --------------------  --------------------
-------------------------------------------------------------------------------  --------------------  --------------------
    Income from operations                      $ 30,955              $ 29,005              $ 60,565              $ 56,482
---------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                   For the Period Ended   For the Period Ended
Assets                                 June 30, 1999       December 31, 1998
-------------------------------------------------------------------------------
Total divisional assets                      $ 1,832,296           $ 1,766,989
Unallocated corporate assets (1)                  48,902                49,149
Partially-owned subsidiaries                     (60,524)              (60,689)
-------------------------------------------------------------------------------
    Total assets                             $ 1,820,674           $ 1,755,449
-------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $20,685 as of June 30, 1999, and 25,181 as of December 31, 1998.


Note 5 -- Revision of prior period statements
         Net income available to common shareholders, minority interest in income of CRLP, and net income per common share for the second quarter and year to date 1998 have been revised from previously reported results to reflect an adjustment for the application of dividends paid on the Series A Cumulative Preferred Shares of Beneficial Interest that were issued by the Company in November 1997. The effect of the adjustment is to apply a weighted-average pro rata portion of the preferred dividends to the minority interest in income of CRLP, resulting in an increase in net income available to common shareholders and net income per share, and a decrease in minority interest in income of CRLP. The adjustment has been applied to the Company's previously reported results for each of the other fiscal quarters of 1998.

         The adjustment results in the following changes to the Company's Consolidated Condensed Statement of Income for the Three Months and Six Months Ended June 30, 1998:

                                             ----------------------  ----------------------
                                                Three Months Ended       Six Months Ended
                                                   June 30, 1998          June 30, 1998
                                             ----------------------  ----------------------
-------------------------------------------------------------------------------------------
($ in thousands)                             Previously              Previously
                                              Reported   As Revised   Reported   As Revised
                                             ----------------------  ----------------------

Income before minority interest               $ 16,913    $ 16,913    $ 30,958    $ 30,958
Minority interest in income of CRLP             (5,122)     (4,293)     (9,601)     (7,900)
                                              --------    --------    --------    --------

Net income                                      11,791      12,620      21,357      23,058
Dividends to preferred shareholders             (2,735)     (2,735)     (5,469)     (5,469)
                                              --------    --------    --------    --------

Net income available to common shareholders   $  9,056    $  9,885    $ 15,888    $ 17,589
                                              ========    ========    ========    ========

Basic net income per share                    $   0.36    $   0.40    $   0.68    $   0.76
                                              ========    ========    ========    ========
Diluted net income per share                  $   0.36    $   0.39    $   0.68    $   0.76
                                              ========    ========    ========    ========


Note 6 -- Subsequent Events

         Quarterly Distribution
         On July 22, 1999, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.58 per share and per unit, respectively, totaling $20.3 million. The distribution was declared to shareholders of record as of August 2, 1999, and will be paid on August 9, 1999.

         Public Offering of Securities
         On August 4, 1999, the Company completed an offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership totaling $82.5 million. The securities were issued in two tranches of $57.5 million maturing in August 2002 at 7.93% and $25 million maturing in August 2004 at 8.19%. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of June 30, 1999, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 1998, except for Notes 16 and 17, as to which the date is April 21, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                  /s/ PricewaterhouseCoopers LLP
                                                      PricewaterhouseCoopers LLP

Birmingham, Alabama
July 19, 1999

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of June 30, 1999, Colonial's real estate portfolio consisted of 51 multifamily communities, 40 retail properties, and 18 office properties.

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

         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Company's 1998 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and Form 10-K/A and with the financial statements included therein and the notes thereto. As used herein, the terms "Colonial" or "the Company" include Colonial Properties Trust, and one or more of its subsidiaries including, among others, Colonial Realty Limited Partnership ("CRLP").

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

Results  of  Operations  -- Three Months Ended June 30, 1999 and 1998 Revenue --
          Total revenue increased by $10.3 million, or 17.3%, for the second quarter of 1999 when compared to the second quarter of 1998. The majority of this increase, $8.3 million, represents revenues generated by properties acquired or developed during 1999 and the second half of 1998, net of revenues from properties disposed of in 1998. The remaining increase primarily relates to increases in rental rates at existing properties, certain lease cancellations that occurred during the second quarter of 1999, and income associated with the exchange of certain parcels of land.

         Operating Expenses -- Total operating expenses increased by $8.4 million, or 27.4%, for the second quarter of 1999 when compared to the second quarter of 1998. The majority of this increase, $5.8 million, relates to additional operating expenses associated with properties that were acquired or developed during 1999 and the second half of 1998, net of operating expenses associated with properties disposed of in 1998. The remaining increase primarily relates to increases in operating expenses at existing properties.

         Other Income and Expense -- Interest expense increased by $1.8 million, or 16.3%, for the second quarter of 1999 when compared to the second quarter of 1998. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Results of Operations -- Six Months Ended June 30, 1999 and 1998 Revenue -- Total revenue increased by $19.7 million, or 16.8%, for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. This majority of this increase, $17.5 million, represents revenues generated by properties acquired or developed during 1999 and the second half of 1998, net of revenues from properties disposed of in 1998. The remaining increase primarily relates to increases in rental rates at existing properties, certain lease cancellations that occurred during 1999, and income associated with the exchange of certain parcels of land.

         Operating Expenses -- Total operating expenses increased by $15.6 million, or 25.6%, for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The majority of this increase, $11.7 million, relates to additional operating expenses associated with properties that were acquired or developed during 1999 and the second half of 1998, net of operating expenses associated with properties disposed of in 1998. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense increased by $3.3 million, or 13.5%, for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
         During the second quarter of 1999, the Company invested $61.9 million in the acquisition and development of properties. The Company financed this growth through net proceeds from a private offering of preferred units through its Operating Partnership, CRLP during the first quarter of 1999, advances on its bank line of credit, and cash from operations. As of June 30, 1999, the Company had an unsecured bank line of credit providing for total borrowings of $250 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 80-135 basis points, based on the Company's investment grade rating, and is renewable in July 2000 and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at June 30, 1999, was $182.9 million.

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

Common Share Repurchase Program
         During 1999, the Board of Trustees authorized a share repurchase program under which the Company may repurchase up to $100 million of its currently outstanding common shares from time to time at the discretion of management in open market and negotiated transactions. During the second quarter of 1999, the Company repurchased 608,300 shares at an all-in cost of approximately $17.9 million. For the six-month period ended June 30, 1999, the Company has repurchased 1,231,800 shares at an all-in cost of approximately $33.7 million, which represents an average purchase price of $26.40 per share.

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

         As a result of the potential adverse effects of Y2K problems on the Company's operations, in the early months of 1998, the Company formed a Year 2000 Committee to oversee, manage, and implement a Year 2000 Compliance Program (the "Program"). The Committee is comprised of representatives from senior management and various departments and advisors at the home and regional offices, including the telecommunications, information systems, and office services departments.

         In an attempt to eliminate or minimize this potential risk, the Company has initiated an effort to identify, understand, and address the myriad of issues associated with the Y2K problem. The Company has identified two main areas where potential Y2K problems exist: (a) Property Management Systems and,
(b) Information Systems.

         Property Management Systems
         The Company has substantially completed an inventory of the material computer systems being utilized in its existing property management systems which may be adversely affected by the Year 2000 issue. Such systems include, but are not limited to, building automation (e.g., energy management, HVAC) elevator controls, fire and life safety devices, security card access, garage revenue controls, and office equipment.

         In April 1998, the Company began gathering data from vendors to catalog the equipment in all of its buildings. To date, the majority of the data requested has been received. The Company does not expect to receive 100% of the data requested due to a number of non-responsive vendors or unavailable information. Regardless, efforts continue to obtain additional evidence from vendors concerning these systems such as processes followed, test scripts, and actual findings. Once this data has been received, the Company will further evaluate these systems and will determine if it will be necessary to confirm the information received from the vendors. Due to the positive responses received to date from responding vendors, the Company does not feel that this will be necessary.

         No estimate can be made as to any potential adverse impact resulting from the failure of any third party vendor or service provider to be Year 2000 compliant. To the extent the Year 2000 issue has a material adverse effect on the business operations or financial condition of third parties with which the Company has material relationships, such as vendors, suppliers, tenants and financial institutions, the Year 2000 issue could also have a material adverse effect on the Company's business, results of operations and financial condition.

         Information Systems
         The general ledger software system currently used by the Company is not Y2K compliant. New versions of the software were written and delivered to the Company during the First Quarter of 1999. The Company found the new versions would not run in the current environment. The vendor continues to develop the software systems and has represented to the Company that is expects to deliver Y2K compliant systems during the Third Quarter of 1999.

         However, the Company has signed a contract with another software vendor to implement a Y2K compliant software package. The Company has installed the software and expects the testing phase to be completed during the Third Quarter of 1999. The Company anticipates achieving full Y2K compliance late in the Third Quarter or early in the Fourth Quarter of 1999. The cost of implementing this new software is estimated to be approximately $700,000.

         The Company has also assessed its non-financial computer systems, and is replacing, upgrading or modifying such systems as needed. The cost of the upgrade to the non-financial computer systems is not expected to be material.

         As of July 31, 1999, the Company has incurred approximately $1.7 million in costs to analyze and prepare for the Year 2000 issue. The Company currently estimates that it will incur additional costs, which are not expected to exceed approximately $ 200,000 to complete its Year 2000 compliance work.

         Although the Company's Y2K efforts are intended to minimize the potential risks of the Year 2000 issue on the Company's business and operations, the actual effects of the Year 2000 issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company, its major vendors and other material service providers to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to identify and correct all aspects of the effect of the Year 2000 issue on the Company. However, the Company does not currently expect the Year 2000 issue will have a material impact on the Company's business, operations, or financial condition.

         The Company has completed development of their contingency plans to handle its most reasonable worst case Year 2000 scenarios. While it is not possible at this time to determine the likely impact of the potential problems of the Year 2000 issue, the Company will continue to evaluate its plans and develop additional contingency plans, as appropriate.

         The preceding "Year 2000" discussion contains various forward-looking statements, within the meaning of the federal securities laws, which represent the Company's beliefs or expectations regarding future events. When used in this discussion, the words "expects" and "anticipates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete its Year 2000 evaluation, the estimated costs of achieving Year 2000 readiness and the Company's expectation that Year 2000 issues will not have a material impact on the Company's business, operations or financial condition. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel to address potential Y2K issues, technology resources, actions of third parties with respect to making their systems or products Year 2000 compliant, and other risks detailed from time to time in the Company's filing with the Securities and Exchange Commission.

Funds from Operations
         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the second quarter of 1999 and 1998 and six months ended June 30, 1999 and 1998 was computed as follows:


                                                           Three Months Ended June           Six Months Ended
                                                                     30,                         June 30,
                                                          ---------------------------   ----------------------------
(in thousands)                                                  1999            1998            1999           1998
--------------------------------------------------------- -----------    ------------   -------------   ------------
Net income available to common shareholders                  $ 9,386          $9,885         $20,438        $17,589
Adjustments:
       Minority interest in CRLP                               3,929           4,293           8,408          7,900
       Real estate depreciation and amortization (1)          15,134          10,803          29,359         20,987
        Gains from sales of property (1)                       (473)            (68)         (3,478)           (33)
       Extraordinary (income) loss                             (115)               5           (115)            400
------ -------------------------------------------------- -----------    ------------   -------------   ------------
Funds From Operations                                        $27,861        $ 24,918         $54,612       $ 46,843
--------------------------------------------------------- -----------    ------------   -------------   ------------

(1)      Includes pro-rata share of adjustments for subsidiaries.

                            COLONIAL PROPERTIES TRUST
                          PART II -- OTHER INFORMATION



Item 2.  Changes in Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 22, 1999. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of trustees whose term of office as a trustee continued after the meeting:

Proposal 1 - Election of Trustees

                                Term Expires      Votes For      Votes Withheld
                              --------------- ---------------- -----------------
Elected Trustees:
William M. Johnson                   2002         21,064,260         590,014
Claude B. Nielsen                    2002         21,072,059         582,215
Donald T. Senterfitt                 2002         21,061,267         593,007

Continuing Trustees:
Carl F. Bailey                       2000
Thomas H. Lowder                     2000
Harold W. Ripps                      2000
M. Miller Gorrie                     2001
James K. Lowder                      2001
Herbert A. Meisler                   2001


Proposal 2 - Ratification of Appointment of Independent Auditors

       Votes For                         21,246,873
       Votes Against                        158,825
       Votes Withheld                       248,576
       Broker Non-Votes                         -0-

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

15.            Letter re:  Unaudited Interim Financial Information

               27.    Financial Data Schedule (EDGAR Version Only)

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                            COLONIAL PROPERTIES TRUST




Date:  August 13, 1999                     /s/ Howard B. Nelson, Jr.
                                           --------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                               (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  August 13, 1999                     /s/ Kenneth E. Howell
                                           ---------------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                             Re:    Colonial Properties Trust
                                                    (File No. 1-12358)
                                                    Registrations on Form S-8
                                                    Registrations on Form S-3


We are aware that our report dated July 19, 1999 on our review of interim financial information of Colonial Properties Trust for the three-month and six-month periods ended June 30, 1999 and 1998 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-8 related to the Employee Share Option and Restricted Share Plan filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997; Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997; and Form S-8 related to the Second Amended and Restated Employee Share Option and Restricted Share Plan filed on July 31, 1998. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.



                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
August 12, 1999