Form 10-Q/A
period 1999-03-31
COLONIAL PROPERTIES TRUST
filed 1999-11-16
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q/A

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


Explanatory note: The registrant is filing this Quarterly Report on Form 10-Q/A to reflect an adjustment made to previously reported depreciation expense in the registrant's original report on Form 10-Q as of and for the three months ended March 31, 1999. See Note 8 in the Notes to Consolidated Condensed Financial Statements for further discussion and the effect of the adjustment.

The restatement of the original report on Form 10-Q as of and for the three months ended March 31, 1999 does not affect the Company's previously reported calculations of funds from operations ("FFO") or FFO per share, nor does it affect the federal income tax treatment of distributions or dividends previously paid to shareholders or unitholders.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q/A
                                                                        Page

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

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                   March 31, 1999   December 31,
                                                     (Unaudited)        1998
                                                     -----------    -----------
               ASSETS
Land, buildings, & equipment, net                    $ 1,543,606    $ 1,566,841
Undeveloped land and construction in progress            164,537        128,336
Cash and equivalents                                       6,136          4,583
Restricted cash                                            2,925          2,897
Accounts receivable, net                                   9,554          9,428
Prepaid expenses                                           3,003          3,224
Deferred debt and lease costs                              9,352          9,644
Investment in unconsolidated subsidiaries                 25,842         25,181
Other assets                                               4,608          5,315
                                                     -----------    -----------

                                                     $ 1,769,563    $ 1,755,449
                                                     ===========    ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                          $   836,724    $   909,322
Accounts payable                                          14,827          8,614
Accounts payable to affiliates                             4,235          5,540
Accrued interest                                          10,292         12,051
Accrued expenses                                           7,612          3,456
Tenant deposits                                            4,296          4,272
Unearned rent                                              1,782          2,800
                                                     -----------    -----------
Total liabilities                                        879,768        946,055
                                                     -----------    -----------
Minority interest:
Preferred units                                          100,000              0
Common units                                             193,029        198,947
                                                     -----------    -----------
Total minority interest                                  293,029        198,947
                                                     -----------    -----------

Preferred  shares of  beneficial  interest,
$.01 par value,  10,000,000  shares authorized;
5,000,000 shares issued and outstanding at
March 31,  1999 and December 31, 1998, respectively           50             50
Common shares of beneficial interest, $.01 par value,
65,000,000  shares  authorized;  25,694,469  and
26,147,054  shares  issued and outstanding at
March 31, 1999 and December 31, 1998, respectively           257            261
Additional paid-in capital                               669,103        662,895
Cumulative earnings                                      144,974        129,684
Cumulative distributions                                (200,937)      (182,135)
Treasury shares, at cost; 623,500 shares at
March 31, 1999 and 0 shares at December 31, 1998         (15,862)             0
Deferred compensation on restricted shares                  (819)          (308)
                                                     -----------    -----------

Total shareholders' equity                               596,766        610,447
                                                     -----------    -----------

                                                     $ 1,769,563    $ 1,755,449
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                             1999        1998
                                                           --------   --------
 Revenue:
     Minimum rent                                         $ 54,981    $ 47,271
     Percentage rent                                           896         778
     Tenant recoveries                                       8,424       7,281
     Other                                                   3,158       2,980
                                                          --------    --------

        Total revenue                                       67,459      58,310
                                                          --------    --------

 Property operating expenses:
     General operating expenses                              5,121       4,310
     Salaries and benefits                                   3,476       2,869
     Repairs and maintenance                                 6,580       5,746
     Taxes, licenses, and insurance                          6,119       4,854
 General and administrative                                  2,267       2,554
 Depreciation                                               12,888      10,161
 Amortization                                                  525         337
                                                          --------    --------

        Total operating expenses                            36,976      30,831
                                                          --------    --------

        Income from operations                              30,483      27,479
                                                          --------    --------

 Other income (expense):
     Interest expense                                      (13,954)    (12,579)
     Income (loss) from unconsolidated subsidiaries            552        (428)
     Gains (losses) from sales of property                   3,005         (32)
     Minority interest in consolidated operating property      (61)        -0-
                                                          --------    --------

        Total other expense                                (10,458)    (13,039)
                                                          --------    --------

        Income before extraordinary items and
        minority interest in CRLP                           20,025      14,440
 Extraordinary loss from early extinguishment of debt          -0-        (395)
                                                          --------    --------

        Income before minority interest in CRLP             20,025      14,045
 Minority interest in income of CRLP                         4,731       3,607
 Distribution to preferred unitholders of CRLP                 888           0
                                                          --------    --------

        Net income                                        $ 14,406    $ 10,438
 Dividends to preferred shareholders                        (2,734)     (2,734)
                                                          --------    --------

        Net income available to common shareholders       $ 11,672    $  7,704
                                                          ========    ========

 Net income per common share - basic                      $   0.45    $   0.36
                                                          ========    ========

 Net income per common share - diluted                    $   0.45    $   0.36
                                                          ========    ========

 Weighted average common shares outstanding                 26,192      21,411
                                                          ========    ========


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------

Cash flows from operating activities:
    Net  income                                           $ 15,294    $ 10,438
    Adjustments  to  reconcile  net  income to net
       cash  provided  by  operating activities:
       Depreciation and amortization                        13,413      10,498
       (Income) loss from unconsolidated subsidiaries         (552)        428
       Minority interest                                     4,731       3,607
       (Gains) losses from sales of property                (3,005)         32
       Other                                                   452         528
    Decrease (increase) in:
       Restricted cash                                         (28)        (13)
       Accounts receivable                                    (516)          4
       Prepaid expenses                                        221         209
       Other assets                                            246        (638)
    Increase (decrease) in:
       Accounts payable                                      4,908     (10,175)
       Accrued interest                                     (1,759)      1,423
       Accrued expenses and other                            3,176       3,606
                                                          --------    --------
          Net cash provided by operating activities         36,581      19,947
                                                          --------    --------

Cash flows from investing activities:
    Acquisition of properties                               (2,854)    (24,879)
    Development expenditures                               (37,709)     (9,455)
    Tenant improvements                                     (2,249)       (672)
    Capital expenditures                                    (3,623)     (1,320)
    Proceeds from sales of property, net of selling costs   23,586         -0-
    Distributions from subsidiaries                            965          52
    Capital contributions to subsidiaries                   (1,074)        (20)
                                                          --------    --------
          Net cash used in investing activities            (22,958)    (36,294)
                                                          --------    --------

Cash flows from financing activities:
    Proceeds from common stock issuances,
      net of expenses paid                                     -0-      47,806
    Proceeds from CRLP preferred units issuance,
      net of expenses paid                                  97,445         -0-
    Principal reductions of debt                              (485)    (11,303)
    Proceeds from dividend reinvestment                      4,161         -0-
    Net change in revolving credit balances                (72,128)     (1,438)
    Dividends paid to common and preferred shareholders    (18,803)    (14,373)
    Purchase of treasury stock                             (15,862)        -0-
    Distributions to minority partners                      (6,368)     (5,307)
    Payment of mortgage financing cost                         (30)        (30)
    Debt prepayment penalties                                  -0-        (395)
                                                          --------    --------
          Net cash (used in) provided by
          financing activities                             (12,070)     14,960
                                                          --------    --------
          Increase (decrease) in cash and equivalents        1,553      (1,387)
Cash and equivalents, beginning of period                    4,583       4,531
                                                          --------    --------
Cash and equivalents, end of period                       $  6,136    $  3,144
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

Note 5 -- Net Income Per Share
         The following table sets forth the computation of basic and diluted earnings per share:


                                                    (Amounts in thousands,
                                                     except per share data)
                                            ------------------------------------
                                             Three Months        Three Months
                                            Ended March 31,     Ended March 31,
                                                 1999                1998
                                           ----------------     ----------------
Numerator:
 Numerator  for  basic  and  diluted  net
 income per share - net income  available
 to common shareholders                     $     11,672         $        7,704
                                            ===============       ==============

Denominator:
 Denominator  for  basic net  income  per
 share - weighted average common shares          26,192                  21,411
 Effect of dilutive securities:
 Trustee and employee stock options                  20                      54
                                            ===============      ===============
 Denominator  for  diluted net income per
 share  -   adjusted   weighted   average
 common shares                                   26,212                  21,465
                                            ===============       ==============

 Basic net income per share                 $       .45          $          .36
                                            ===============       ==============

 Diluted net income per share               $       .45          $          .36
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

   As of and for the
  Three Months Ended
    March 31, 1999          Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Total Divisional Revenues   $   28,071   $   32,033   $    9,822   $   69,926
NOI                             18,163       22,510        6,974       47,647
Divisional assets              787,199      745,244      247,528    1,779,971

  Three Months Ended
    March 31, 1998          Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Total Divisional Revenues   $   24,148   $   26,033   $    7,510   $   57,691
NOI                             16,261       18,487        5,466       40,214

  For the Period Ended
   December 31, 1998        Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Divisional assets           $  783,097      742,761      241,131    1,766,989

          A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months ended March 31, 1999 and 1998, and total divisional assets to total assets for the periods ended March 31, 1999 and December 31, 1998 is presented below:

                                                         Three Months Ended
                                                         ------------------
(in thousands)                                         March 31,      March 31,
                                                         1999           1998
Revenues                                             -----------    -----------
Total divisional revenues                            $    69,926    $    57,691
Unallocated corporate revenues                               201            687
Partially-owned subsidiaries                              (2,668)           (68)
                                                     -----------    -----------
    Total Revenues                                   $    67,459    $    58,310
                                                     -----------    -----------
NOI
                                                     -----------    -----------
Total divisional NOI                                 $    47,647    $    40,214
Unallocated corporate revenues                               201            687
Partially-owned subsidiaries                              (1,589)           (63)
General and administrative expenses                       (2,267)        (2,554)
Depreciation                                             (12,888)       (10,161)
Amortization                                                (525)          (337)
Other                                                        (96)          (307)
                                                     -----------    -----------
    Income from operations                           $    30,483    $    27,479
                                                     -----------    -----------

                                                        For the Period Ended
                                                      March 31,   December 31,
                                                        1999           1998
Assets
                                                     -----------    -----------
Total divisional assets                              $ 1,779,971    $ 1,766,989
Unallocated corporate assets (1)                          50,598         49,149
Partially-owned subsidiaries                             (61,006)       (60,689)
                                                     -----------    -----------
    Total assets                                     $ 1,769,563    $ 1,755,449
                                                     -----------    -----------

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
                                                   ======           ======

Note 8 - Restatement of Previously Issued Quarterly Information

          Land, buildings and equipment, shareholders' equity, minority interest, net income available to common shareholders, minority interest in income of CRLP, and net income per common share as of and for the three months ended March 31, 1999 have been revised from previously reported results to reflect an adjustment made to previously reported depreciation expense. The effect of this adjustment is an increase in net income available to common shareholders and net income per share, an increase to minority interest in income of CRLP, and an increase to net land, buildings and equipment and shareholders' equity as of and for the three months ended March 31, 1999.

         The adjustment results in the following changes to the Company's Consolidated Condensed Balance Sheet and Consolidated Condensed Statement of Income for the Three Months Ended March 31, 1999:

($ in thousands, except per share data )

                                                Previously            As
                                                 Reported          Restated
                                             ---------------   ----------------

Land, buildings and equipment, net             $ 1,542,733        $ 1,543,606
Shareholders' equity                               596,148            596,766
Minority Interest                                  292,774            293,029

Income before minority interest in CRLP             19,152             20,025
Net income available to common shareholders         11,051             11,672
Net income per common share                         $ 0.42             $ 0.45

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

Based on our review, after giving effect to the restatement described in Note 8, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

Birmingham, Alabama
April 21, 1999, except for Note 8,
as to which the date is November 15, 1999

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

          Operating Expenses -- Total operating expenses increased by $6.1 million, or 19.9%, for the first quarter of 1999 when compared to the first quarter of 1998. This increase primarily represents additional operating expenses associated with properties that were acquired or developed during 1999 and 1998. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

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

(in thousands)                                     1999                1998
------------------------------------------- ----------------   -----------------
Net income available to common shareholders      $11,672              $7,704
Adjustments:
       Minority interest in CRLP                   4,731               3,607
       Real estate depreciation (1)               12,973              10,184
       Losses from sales of property (1)          (3,005)                 35
       Debt prepayment penalties                     380                 395
------ ----------------------------------- ----------------    -----------------
Funds From Operations                           $ 26,751            $ 21,925
------------------------------------------ ----------------    -----------------

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


                                             COLONIAL PROPERTIES TRUST




Date:  November 15, 1999                    /s/ Howard B. Nelson, Jr.
                                                ---------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                               (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  November 15, 1999                    /s/ Kenneth E. Howell
                                                ---------------------
                                                Kenneth E. Howell
                                                Senior Vice President, and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                                   Re: Colonial Properties Trust
                                                       (File No. 1-12358)
                                                       Registrations on Form S-8
                                                       Registrations on Form S-3


We are aware that our report dated April 21, 1999, except for Note 8, as to which the date is November 15, 1999, on our review of interim financial information of Colonial Properties Trust for the quarters ended March 31, 1999 and 1998 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997, Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997; and Form S-8 related to the Second Amended and Restated Employee Share Option and Restricted Share Plan filed on July 31, 1998. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
November 15, 1999