Form 10-Q/A
period 1999-06-30
COLONIAL PROPERTIES TRUST
filed 1999-11-16
CIK 909111

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


Explanatory note: The registrant is filing this Quarterly Report on Form 10-Q/A to reflect an adjustment made to previously reported depreciation expense in the registrant's original report on Form 10-Q as of and for the three and six months ended June 30, 1999. See Note 7 in the Notes to Consolidated Condensed Financial Statements for further discussion and the effect of the adjustment.

The restatement of the original report on Form 10-Q as of and for the three and six months ended June 30, 1999 does not affect the Company's previously reported calculations of funds from operations ("FFO") or FFO per share, nor does it affect the federal income tax treatment of distributions or dividends previously paid to shareholders or unitholders.

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

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                              --------------------

                                                              June 30, 1999   December 31,
                                                               (Unaudited)        1998
                                                               -----------    -----------
              ASSETS

Land, buildings, & equipment, net                              $ 1,556,228    $ 1,566,841
Undeveloped land and construction in progress                      208,436        128,336
Cash and equivalents                                                 3,697          4,583
Restricted cash                                                      2,965          2,897
Accounts receivable, net                                            12,706          9,428
Prepaid expenses                                                     2,849          3,224
Deferred debt and lease costs                                        9,374          9,644
Investment in unconsolidated subsidiaries                           20,685         25,181
Other assets                                                         6,222          5,315
                                                               -----------    -----------

                                                               $ 1,823,162    $ 1,755,449
                                                               ===========    ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                    $   917,583    $   909,322
Accounts payable                                                     7,083          8,614
Accounts payable to affiliates                                       5,294          5,540
Accrued interest                                                    12,025         12,051
Accrued expenses                                                    12,608          3,456
Tenant deposits                                                      4,316          4,272
Unearned rent                                                        1,850          2,800
                                                               -----------    -----------
     Total liabilities                                             960,759        946,055
                                                               -----------    -----------

Minority interest:
Preferred units                                                    100,000              0
Common units                                                       191,417        198,947
                                                               -----------    -----------
                                                               -----------    -----------
     Total minority interest                                       291,417        198,947
                                                               -----------    -----------

 Preferred shares of  beneficial  interest,  $.01 par value,
      10,000,000  shares authorized; 5,000,000 shares
      issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively                                   50             50
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares  authorized;  25,043,261 and
     26,147,054 shares issued and outstanding at
     June 30, 1999 and December 31, 1998, respectively                 250            261
Additional paid-in capital                                         665,352        662,895
Cumulative earnings                                                160,491        129,684
Cumulative distributions                                          (220,677)      (182,135)
Treasury shares, at cost; 1,231,800 shares at June 30, 1999
     and 0 shares at December 31, 1998                             (33,743)             0
Deferred compensation on restricted shares                            (737)          (308)
                                                               -----------    -----------

     Total shareholders' equity                                    570,986        610,447
                                                               -----------    -----------

                                                               $ 1,823,162    $ 1,755,449
                                                               ===========    ===========

The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,              June 30,
                                                                   ------------------    ------------------
                                                                   1999         1998        1999        1998
                                                                 ---------   ---------   ---------    ---------

Revenue:
     Minimum rent                                              $  56,145    $  48,822    $ 110,822    $  96,005
     Percentage rent                                                 724          664        1,621        1,442
     Tenant recoveries                                             7,844        6,958       16,268       14,239
     Other                                                         5,188        3,139        8,649        5,957
                                                               ---------    ---------    ---------    ---------

         Total revenue                                            69,901       59,583      137,360      117,643
                                                               ---------    ---------    ---------    ---------

Property operating expenses:
     General operating expenses                                    5,038        4,396       10,158        8,706
     Salaries and benefits                                         3,565        3,004        7,042        5,873
     Repairs and maintenance                                       6,845        5,598       13,425       11,094
     Taxes, licenses, and insurance                                5,753        5,082       11,872        9,936
General and administrative                                         2,540        1,363        4,807        3,917
Depreciation                                                      13,033       10,794       25,921       20,955
Amortization                                                         557          343        1,082          680
                                                                ---------   ---------    ---------    ---------
         Total operating expenses                                 37,331       30,580       74,307       61,161
                                                               ---------    ---------    ---------    ---------
         Income from operations                                   32,570       29,003       63,053       56,482
                                                               ---------    ---------    ---------    ---------
Other income (expense):
     Interest expense                                            (13,505)     (11,612)     (27,459)     (24,191)
     Income (loss) from unconsolidated subsidiaries                  302         (538)         854         (966)
     Gains from sales of property                                    473           65        3,478           33
     Minority interest in consolidated operating property            (22)         -0-          (82)         -0-
                                                               ---------    ---------    ---------    ---------
         Total other expense                                     (12,752)     (12,085)     (23,209)     (25,124)
                                                               ---------    ---------    ---------    ---------
         Income before extraordinary item and
         minority interest in CRLP                                19,818       16,918       39,844       31,358
Extraordinary income (loss)                                          115           (5)         115         (400)
                                                               ---------    ---------    ---------    ---------

         Income before minority interest in CRLP                  19,933       16,913       39,959       30,958
Minority interest in income of CRLP                               (4,406)      (4,293)      (9,136)      (7,900)
Distribution to preferred unitholders of CRLP                     (2,268)         -0-       (3,156)         -0-
                                                               ---------    ---------    ---------    ---------
         Net income                                            $  13,259    $  12,620    $  27,667    $  23,058
Dividends to preferred shareholders                               (2,735)      (2,735)      (5,469)      (5,469)
                                                               ---------    ---------    ---------    ---------
     Net income available to common shareholders               $  10,524    $   9,885    $  22,198    $  17,589
                                                               =========    =========    =========    =========
Net income per common share - basic                            $    0.42    $    0.40    $    0.86    $    0.76
                                                               =========    =========    =========    =========
Net income per common share - diluted                          $    0.41    $    0.39    $    0.86    $    0.76
                                                               =========    =========    =========    =========
Weighted average common shares outstanding                        25,353       24,984       25,770       23,207
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


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                           Six Months Ended
                                                                               June 30,
                                                                         ----------------------
                                                                            1999        1998
                                                                         ---------  -----------

Cash flows from operating activities:
     Net  income                                                         $  30,823    $  23,058
     Adjustments to  reconcile  net  income to net cash  provided  by  operating activities:
         Depreciation and amortization                                      27,003       21,635
         (Income) loss from unconsolidated subsidiaries                       (854)         966
         Minority interest                                                   9,136        7,900
         Gains from sales of property                                       (3,478)         (33)
         Other                                                                 547          722
     Decrease (increase) in:
         Restricted cash                                                       (68)         (32)
         Accounts receivable                                                (3,857)      (1,433)
         Prepaid expenses                                                      375          196
         Other assets                                                       (1,073)      (1,423)
     Increase (decrease) in:
         Accounts payable                                                   (1,777)      (7,775)
         Accrued interest                                                      (26)         286
         Accrued expenses and other                                          8,333        6,737
                                                                         ---------    ---------
             Net cash provided by operating activities                      65,084       50,804
                                                                         ---------    ---------

Cash flows from investing activities:
     Acquisition of properties                                             (19,451)    (143,203)
     Development expenditures                                              (83,526)     (33,946)
     Tenant improvements                                                    (4,224)      (1,420)
     Capital expenditures                                                   (8,315)      (4,712)
     Proceeds from sales of property, net of selling costs                  23,586          908
     Distributions from subsidiaries                                         6,752           75
     Capital contributions to subsidiaries                                  (1,402)         (21)
                                                                         ---------    ---------
             Net cash used in investing activities                         (86,580)    (182,319)
                                                                         ---------    ---------

Cash flows from financing activities:
     Proceeds from common stock issuances, net of expenses paid                -0-      136,972
     Proceeds from CRLP preferred units issuance, net of expenses paid      97,413          -0-
     Proceeds from additional borrowings                                     9,750          -0-
     Principal reductions of debt                                          (10,050)     (11,869)
     Proceeds from dividend reinvestment                                     3,675          -0-
     Net change in revolving credit balances                                 8,473       47,524
     Dividends paid to common and preferred shareholders                   (38,543)     (31,299)
     Purchase of treasury stock                                            (33,743)         -0-
     Purchase of common units                                               (3,509)         -0-
     Distributions to minority partners in CRLP                            (12,588)     (10,796)
     Payment of mortgage financing cost                                       (383)         (32)
     Other                                                                     115         (400)
                                                                         ---------    ---------
             Net cash provided by financing activities                      20,610      130,100
                                                                         ---------    ---------
             Decrease in cash and equivalents                                 (886)      (1,415)
Cash and equivalents, beginning of period                                    4,583        4,531
                                                                         ---------    ---------
Cash and equivalents, end of period                                      $   3,697    $   3,116
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



Note 3 -- Net Income Per Share
         The following table sets forth the computation of basic and diluted earnings per share:

                                                                 (Amounts in thousands,
                                                                 except per share data)
                                               ------------------------------------------------------------
                                                    Three          Three           Six             Six
                                                   Months         Months        Months          Months
                                                    Ended          Ended          Ended           Ended
                                                  June 30,       June 30,       June 30,        June 30,
                                                    1999           1998           1999            1998
                                                 ------------   ------------   ------------    ------------
        Numerator:
         Numerator  for basic and diluted net
         income   per  share  -  net   income
         available to common shareholders      $      10,524  $       9,885  $      22,198   $      17,589
                                                 ============   ============   ============    ============

       Denominator:
         Denominator  for  basic  net  income
         per share - weighted  average common
         shares                                       25,353         24,984         25,770          23,207
         Effect of dilutive securities:
         Trustee and employee stock options               22             53             22              53
                                                 ------------   ------------   ------------    ------------

         Denominator  for  diluted net income
         per   share  -   adjusted   weighted
         average common shares                        25,375         25,037         25,792          23,260
                                                 ============   ============   ============    ============

         Basic net income per share            $         .42  $         .40  $         .86   $         .76
                                                 ============   ============   ============    ============


         Diluted net income per share          $         .41  $         .39  $         .86   $         .76
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


          As of and for the
         Three Months Ended
            June 30, 1999      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   29,232   $   32,837   $    9,690   $   71,759
NOI                                19,323       23,651        6,674       49,648
Divisional assets                 813,158      748,604      273,022    1,834,784
--------------------------------------------------------------------------------
         Three Months Ended
            June 30, 1998      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   24,929   $   27,223   $    7,463   $   59,615
NOI                                16,528       19,647        5,420       41,595
--------------------------------------------------------------------------------

          Six Months Ended
            June 30, 1999      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   57,303   $   64,870   $   19,512   $  141,685
NOI                                37,486       46,161       13,648       97,295
--------------------------------------------------------------------------------

          Six Months Ended
            June 30, 1998      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   49,076   $   53,255   $   14,973   $  117,304
NOI                                32,788       38,180       10,887       81,855
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
--------------------------------------------------------------------------------

A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months and six months ended June 30, 1999 and 1998, and total divisional assets to total assets, for the periods ended June 30, 1999 and December 31, 1998 is presented below:

---------------------------------------------------------------------------------------------------------------------------
                                     As of and for the     As of and for the      As of and for the     As of and for the
                                    Three Months Ended     Three Months Ended     Six Months Ended      Six Months Ended
(in thousands)                         June 30, 1999         June 30, 1998          June 30, 1999         June 30, 1998
Revenues
-------------------------------------------------------------------------------  --------------------  --------------------
Total divisional revenues                       $ 71,759              $ 59,615             $ 141,685             $ 117,304
Unallocated corporate revenues                       541                    35                   742                   474
Partially-owned subsidiaries                      (2,399)                  (67)               (5,067)                 (135)
-------------------------------------------------------------------------------  --------------------  --------------------
    Total Revenues                              $ 69,901              $ 59,583             $ 137,360             $ 117,643
-------------------------------------------------------------------------------  --------------------  --------------------

NOI
-------------------------------------------------------------------------------  --------------------  --------------------
Total divisional NOI                            $ 49,648              $ 41,595              $ 97,295              $ 81,855
Unallocated corporate revenues                       541                    35                   742                   474
Partially-owned subsidiaries                      (1,540)                  (41)               (3,129)                  (81)
General and administrative expenses               (2,540)               (1,362)               (4,807)               (3,917)
Depreciation                                     (13,033)              (10,794)              (25,921)              (20,955)
Amortization                                        (557)                 (343)               (1,082)                 (680)
Other                                                 51                   (85)                  (45)                 (214)
-------------------------------------------------------------------------------  --------------------  --------------------
-------------------------------------------------------------------------------  --------------------  --------------------
    Income from operations                      $ 32,570              $ 29,005              $ 63,053              $ 56,482
---------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                   For the Period Ended   For the Period Ended
Assets                                 June 30, 1999       December 31, 1998
-------------------------------------------------------------------------------
Total divisional assets                      $ 1,834,784           $ 1,766,989
Unallocated corporate assets (1)                  48,902                49,149
Partially-owned subsidiaries                     (60,524)              (60,689)
-------------------------------------------------------------------------------
    Total assets                             $ 1,823,162           $ 1,755,449
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

Note 7 - Restatement of Previously Issued Quarterly Information

          Land, buildings, and equipment, shareholders' equity, minority interest, net income available to common shareholders, minority interest in income of CRLP, and net income per common share as of and for the three and six months ended June 30, 1999 have been revised from previously reported results to reflect an adjustment made to previously reported depreciation expense. The effect of this adjustment is an increase in net income available to common shareholders and net income per share, an increase to minority interest in income of CRLP, and an increase to net land, buildings, and equipment and shareholders' equity as of and for the three and six months ended June 30, 1999.

         The adjustment results in the following changes to the Company's Consolidated Condensed Balance Sheet and Consolidated Condensed Statement of Income for the Three and Six-Month Periods Ended June 30, 1999:


($ in thousands, except per share data)

                                                         Three Months Ended                    Six Months Ended
                                                            June 30, 1999                        June 30, 1999
                                                       Previously            As             Previously            As
                                                        Reported          Restated           Reported          Restated
                                                        ---------------------------------------------------------------
Land, buildings, and equipment, net                    $1,553,740        $1,556,228        $1,553,740         $1,556,228
Shareholders' equity                                      569,240           570,986           569,240            570,986
Minority Interest                                         290,675           291,417           290,675            291,417

Income before minority interest in CRLP                    18,318            19,933            37,471             39,959
Net income available to common
   shareholders                                             9,386            10,524            20,438             22,198
Net income per common share                                $ 0.37            $ 0.42            $ 0.79             $ 0.86

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

Based on our review, after giving effect to the restatement described in Note 7, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements for them to be in conformity with generally accepted accounting principles.

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

Birmingham, Alabama
July 19, 1999, except for Note 7, as
to which the date is November 15, 1999

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

         Operating Expenses -- Total operating expenses increased by $6.8 million, or 22.1%, for the second quarter of 1999 when compared to the second quarter of 1998. The majority of this increase, $4.2 million, relates to additional operating expenses associated with properties that were acquired or developed during 1999 and the second half of 1998, net of operating expenses associated with properties disposed of in 1998. The remaining increase primarily relates to increases in operating expenses at existing properties.

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

         Operating Expenses -- Total operating expenses increased by $13.1 million, or 21.5%, for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The majority of this increase, $9.2 million, relates to additional operating expenses associated with properties that were acquired or developed during 1999 and the second half of 1998, net of operating expenses associated with properties disposed of in 1998. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

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


                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                         June 30,
                                                          ---------------------------   ----------------------------
(in thousands)                                                  1999            1998            1999           1998
--------------------------------------------------------- -----------    ------------   -------------   ------------
Net income available to common shareholders                  $10,524          $9,885         $22,198        $17,589
Adjustments:
       Minority interest in CRLP                              4,406           4,293           9,136          7,900
       Real estate depreciation and amortization (1)         13,519          10,803          26,871         20,987
        Gains from sales of property (1)                       (473)            (68)         (3,478)           (33)
       Extraordinary (income) loss                             (115)              5            (115)           400
------ -------------------------------------------------- -----------    ------------   -------------   ------------
Funds From Operations                                        $27,861        $ 24,918         $54,612       $46,843
--------------------------------------------------------- -----------    ------------   -------------   ------------

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                             Re:    Colonial Properties Trust
                                                    (File No. 1-12358)
                                                    Registrations on Form S-8
                                                    Registrations on Form S-3


We are aware that our report dated July 19, 1999, except for Note 7, as to which the date is November 15, 1999, on our review of interim financial information of Colonial Properties Trust for the three-month and six-month periods ended June 30, 1999 and 1998 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-8 related to the Employee Share Option and Restricted Share Plan filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the
Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997; Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997; and Form S-8 related to the Second Amended and Restated Employee Share Option and Restricted Share Plan filed on July 31, 1998. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.



                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
November 15, 1999