Form 10-Q
period 1999-09-30
COLONIAL PROPERTIES TRUST
filed 1999-11-16
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


For the Quarterly Period Ended:
    September 30,  1999                          Commission File Number: 1-12358


                            COLONIAL PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)



                Alabama                                    59-7007599
         (State of organization)                         (IRS Employer
                                                     Identification Number)

         2101 Sixth Avenue North                             35203
               Suite 750                                   (Zip Code)
          Birmingham, Alabama
(Address of principal executive offices)

                (205) 250-8700
(Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___


          As of October 29, 1999, Colonial Properties Trust had 22,711,527 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q


                                                                          Page

PART I:  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets as of
             September 30, 1999 and December 31, 1998                       3

             Consolidated Condensed Statements of Income for the
             Three Months and for the Nine Months Ended
             September 30, 1999 and 1998                                    4

             Consolidated Condensed Statements of Cash Flows
             for the Nine Months Ended September 30, 1999 and 1998          5

             Notes to Consolidated Condensed Financial Statements           6

             Report of Independent Accountants                             11

   Item 2.  Management's Discussion and Analysis of Financial              12
                       Condition and Results of Operations

PART II:  OTHER INFORMATION


   Item 2.  Changes in Securities                                          17

   Item 4.  Submission of Matters to a Vote of Security Holders            17

   Item 6.  Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                 18

EXHIBIT                                                                    19

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                              --------------------

                                                                   Sept 30, 1999    December 31,
                                                                     (Unaudited)        1998
                                                                    ------------    ------------
                ASSETS

Land, buildings, & equipment, net                                   $  1,506,156    $  1,566,841
Undeveloped land and construction in progress                            235,621         128,336
Cash and equivalents                                                       3,847           4,583
Restricted cash                                                            2,876           2,897
Accounts receivable, net                                                   8,762           9,428
Prepaid expenses                                                           2,591           3,224
Deferred debt and lease costs                                             10,126           9,644
Investment in unconsolidated subsidiaries                                 24,497          25,181
Other assets                                                               5,090           5,315
                                                                    ------------    ------------

                                                                    $  1,799,566    $  1,755,449
                                                                    ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                         $    954,802    $    909,322
Accounts payable                                                          16,686          14,154
Accrued interest                                                          11,681          12,051
Accrued expenses                                                          15,610           3,456
Tenant deposits                                                            4,038           4,272
Unearned rent                                                              1,644           2,800
                                                                    ------------    ------------
     Total liabilities                                                 1,004,461         946,055
                                                                    ------------    ------------

Minority interest:
Preferred units                                                          100,000               0
Common units                                                             183,128         198,947
                                                                    ------------    ------------
                                                                    ------------    ------------
     Total minority interest                                             283,128         198,947
                                                                    ------------    ------------

Preferred  shares of  beneficial  interest,  $.01 par value,
     10,000,000  shares authorized;  5,000,000  shares issued
     and outstanding at September 30, 1999 and
     December 31, 1998, respectively                                          50              50
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares  authorized;  22,754,742 and
     26,147,054 shares issued and outstanding at
     September 30, 1999 and December 31, 1998, respectively                  228             261
Additional paid-in capital                                               672,283         662,895
Cumulative earnings                                                      175,977         129,684
Cumulative distributions                                                (239,823)       (182,135)
Treasury shares, at cost; 3,569,000 shares at
     September 30, 1999 and 0 shares at December 31, 1998                (96,069)              0
Deferred compensation on restricted shares                                  (669)           (308)
                                                                    ------------    ------------

     Total shareholders' equity                                          511,977         610,447
                                                                    ------------    ------------

                                                                    $  1,799,566    $  1,755,449
                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------


                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,

                                                                    1999         1998         1999         1998
                                                               ---------    ---------    ---------    ---------
Revenue:
     Minimum rent                                              $  57,798    $  54,664    $ 168,620    $ 150,669
     Percentage rent                                                 483          551        2,103        1,993
     Tenant recoveries                                             7,908        8,171       24,176       22,409
     Other                                                         3,946        4,796       12,596       10,753
                                                               ---------    ---------    ---------    ---------
         Total revenue                                            70,135       68,182      207,495      185,824
                                                               ---------    ---------    ---------    ---------
Property operating expenses:
     General operating expenses                                    5,243        5,838       15,402       14,543
     Salaries and benefits                                         3,936        3,191       10,977        9,065
     Repairs and maintenance                                       6,982        6,837       20,407       17,931
     Taxes, licenses, and insurance                                6,036        6,099       17,909       16,035
General and administrative                                         1,801        2,207        6,608        6,124
Depreciation                                                      13,292       11,942       39,213       32,897
Amortization                                                         563          528        1,645        1,208
                                                               ---------    ---------    ---------    ---------
         Total operating expenses                                 37,853       36,642      112,161       97,803
                                                               ---------    ---------    ---------    ---------
         Income from operations                                   32,282       31,540       95,334       88,021
                                                               ---------    ---------    ---------    ---------
Other income (expense):
     Interest expense                                            (14,829)     (13,917)     (42,288)     (38,108)
     Income (loss) from unconsolidated subsidiaries                1,319         (343)       2,173       (1,309)
     Gains from sales of property                                  2,161          (16)       5,639           17
     Minority interest in consolidated operating property           --            (62)         (82)         (62)
                                                               ---------    ---------    ---------    ---------
         Total other expense                                     (11,349)     (14,338)     (34,558)     (39,462)
                                                               ---------    ---------    ---------    ---------
         Income before extraordinary item and
         minority interest in CRLP                                20,933       17,202       60,776       48,559
Extraordinary loss                                                  (742)          (1)        (628)        (401)
                                                               ---------    ---------    ---------    ---------
         Income before minority interest in CRLP                  20,191       17,201       60,148       48,158
Minority interest in income of CRLP                               (4,682)      (4,309)     (13,855)     (12,209)
Distribution to preferred unitholders of CRLP                     (2,219)         -0-       (5,374)         -0-
                                                               ---------    ---------    ---------    ---------
         Net income                                            $  13,290    $  12,892    $  40,919    $  35,949
Dividends to preferred shareholders                               (2,735)      (2,735)      (8,204)      (8,203)
                                                               ---------    ---------    ---------    ---------
     Net income available to common shareholders               $  10,555    $  10,157    $  32,715    $  27,746
                                                               =========    =========    =========    =========
Net income per common share - basic                            $    0.44    $    0.39    $    1.30    $    1.15
                                                               =========    =========    =========    =========
Net income per common share - diluted                          $    0.44    $    0.39    $    1.30    $    1.15
                                                               =========    =========    =========    =========
Weighted average common shares outstanding                        24,027       26,000       25,183       24,148
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


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                           Nine Months Ended
                                                                              September 30,
                                                                            1999         1998
                                                                         ---------    ---------

Cash flows from operating activities:
     Net  income                                                         $  40,919    $  35,949
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                      40,858       34,105
         (Income) loss from unconsolidated subsidiaries                     (2,173)       1,309
         Distribution to preferred unitholders of CRLP                       5,374          -0-
         Minority interest                                                  13,937       12,271
         Gains from sales of property                                       (5,639)         -0-
         Other                                                               1,513          927
     Decrease (increase) in:
         Restricted cash                                                        21         (222)
         Accounts receivable                                                  (218)      (1,822)
         Prepaid expenses                                                      633          342
         Other assets                                                          (98)      (3,697)
     Increase (decrease) in:
         Accounts payable                                                    2,531       (7,226)
         Accrued interest                                                     (370)       3,853
         Accrued expenses and other                                         10,764       10,999
                                                                         ---------    ---------
             Net cash provided by operating activities                     108,052       86,788
                                                                         ---------    ---------

Cash flows from investing activities:
     Acquisition of properties                                             (48,648)    (225,627)
     Development expenditures                                             (132,742)     (68,547)
     Tenant improvements                                                    (6,956)      (2,702)
     Capital expenditures                                                  (12,622)     (12,388)
     Proceeds from sales of property                                       120,795          908
     Distributions from subsidiaries                                         8,084          142
     Capital contributions to subsidiaries                                  (5,227)         (22)
                                                                         ---------    ---------
             Net cash used in investing activities                         (77,316)    (308,236)
                                                                         ---------    ---------

Cash flows from financing activities:
     Proceeds from common stock issuances, net of expenses paid                -0-      132,205
     Proceeds from CRLP preferred units issuance, net of expenses paid      97,403          -0-
     Proceeds from additional borrowings                                   136,200      198,976
     Principal reductions of debt                                          (59,156)     (47,156)
     Proceeds from dividend reinvestment                                     3,784        7,239
     Net change in revolving credit balances                               (31,564)      (6,152)
     Dividends paid to common and preferred shareholders                   (57,688)     (48,306)
     Purchase of treasury stock                                            (96,069)         -0-
     Purchase of common units                                               (3,509)         -0-
     Distributions to minority partners in CRLP                            (18,773)     (16,288)
     Payment of mortgage financing cost                                     (1,472)        (311)
     Other                                                                    (628)        (401)
                                                                         ---------    ---------
             Net cash provided by (used in) financing activities           (31,472)     219,806
                                                                         ---------    ---------
             Decrease in cash and equivalents                                 (736)      (1,642)
Cash and equivalents, beginning of period                                    4,583        4,531
                                                                         ---------    ---------
Cash and equivalents, end of period                                      $   3,847    $   2,889
                                                                         =========    =========


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

Note 1 -- Basis of Presentation
         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K and Form 10-K/A for the year ended December 31, 1998, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999. The December 31, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Note 2 -- Acquisitions and Joint Ventures
         The Plaza Mall -- On August 16, 1999, the Company acquired The Plaza Mall, a 436,427 square-foot mall in Greenville, North Carolina for a total purchase price of $28.5 million. The mall anchors include two Belk stores, a recently expanded and renovated JC Penney, and Proffitt's. The purchase price was partially funded through the proceeds received from the disposition of assets, and an advance on the Company's unsecured line of credit.

         CMS Joint Venture -- During the third quarter, the Company sold six multifamily properties, representing 1,949 apartment units, which included Colonial Village at Stockbridge, Colonial Grand at Barrington Club, Colonial
Grand at Ponte Vedra, Colonial Village at River Hills, Colonial Grand at Mountain Brook, and Colonial Village at Cahaba Heights. The properties were purchased by a joint venture formed by CMS Companies, a private investment banking firm, and the Company. The Company will maintain a 15% interest in the joint venture and serve as manager of the properties.

The properties were sold for a total purchase price of $94.8 million, of which $15 million was used to repay two secured loans, and the remaining proceeds were used to repay a portion of the borrowings under the Company's unsecured line of credit, purchase the Plaza Mall, and to support the Company's future investment activities.

Note 3 -- Debt Offering
         On August 4, 1999, the Company completed an offering of unsecured medium term notes by its subsidiary Colonial Realty Limited Partnership totaling $82.5 million. The securities were issued in two tranches of $57.5 million maturing in August 2002 at 7.93% and $25 million maturing in August 2004 at 8.19%. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

Note 4 -- Net Income Per Share
         The following table sets forth the computation of basic and diluted earnings per share:

                                                                    (Amounts in thousands,
                                                                    except per share data)
                                           --------------------------------------------------------------------------
                                                 Three             Three               Nine               Nine
                                                 Months            Months             Months             Months
                                                 Ended              Ended             Ended              Ended
                                             September 30,      September 30,       September 30,     September 30,
                                                  1999              1998               1999               1998
                                            -----------------  ----------------   ----------------  -----------------
        Numerator:
         Numerator  for basic and diluted
         net   income  per  share  -  net
         income   available   to   common
         shareholders                     $           10,555 $          10,157  $          32,715 $           27,746

                                            =================  ================   ================  =================

       Denominator:
         Denominator    for   basic   net
         income   per  share  -  weighted
         average common shares                        24,027            26,000             25,183             24,148
         Effect of dilutive securities:
         Trustee   and   employee   stock                 21                44                 21                 44
         options
                                            -----------------  -----------------  ----------------  ----------------

         Denominator   for   diluted  net
         income   per  share  -  adjusted
         weighted average common shares               24,048            26,044             25,204             24,192
                                            =================  ================   ================  =================

         Basic net income per share       $              .44 $             .39  $            1.30 $             1.15
                                            =================  ================   ================  =================


         Diluted net income per share     $              .44 $             .39  $            1.30 $             1.15
                                            =================  ================   ================  =================

Options to purchase 409,348 Common Shares at a weighted average exercise price of $28.72 per share were outstanding during 1999 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 5 -- Segment Information
         The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 1998 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information as of and for the three months and nine months ended September 30, 1999 and 1998, and for the period ended December 31, 1998 is as follows:


------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
         September 30, 1999                  Multifamily         Retail           Office           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 30,329         $ 31,712         $ 10,359         $ 72,400
NOI                                               19,351           22,599            7,198           49,148
Divisional assets                                757,472          775,603          279,348        1,812,423
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
         Three Months Ended
         September 30, 1998                  Multifamily         Retail           Office           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 27,414         $ 30,692          $ 9,659         $ 67,765
NOI                                               17,611           21,387            6,986           45,984
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 1999                  Multifamily         Retail           Office           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 87,632         $ 96,582         $ 29,871        $ 214,085
NOI                                               56,837           69,027           20,840          146,704
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 1998                  Multifamily         Retail           Office           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 76,490         $ 83,947         $ 24,632        $ 185,069
NOI                                               50,399           59,564           17,873          127,836
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
        For the Period Ended
          December 31, 1998
           (in thousands)                    Multifamily         Retail           Office           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 783,097        $ 742,761        $ 241,131      $ 1,766,989
------------------------------------------------------------------------------------------------------------


A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months and nine months ended September 30, 1999 and 1998, and total divisional assets to total assets, for the periods ended September 30, 1999 and December 31, 1998 is presented below:

-------------------------------------------------------------------------------------------------------------------------------
                                      As of and for the      As of and for the       As of and for the     As of and for the
                                     Three Months Ended      Three Months Ended      Nine Months Ended     Nine Months Ended
(in thousands)                       September 30, 1999      September 30, 1998     September 30, 1999     September 30, 1998
Revenues
---------------------------------------------------------------------------------  ---------------------- ---------------------
Total divisional revenues                         $ 72,400              $ 67,765               $ 214,085             $ 185,069
Unallocated corporate revenues                         220                   485                     961                   959
Partially-owned subsidiaries                        (2,485)                  (68)                 (7,551)                 (204)
---------------------------------------------------------------------------------  ---------------------- ---------------------
    Total Revenues                                $ 70,135              $ 68,182               $ 207,495             $ 185,824
---------------------------------------------------------------------------------  ---------------------- ---------------------

NOI
---------------------------------------------------------------------------------  ---------------------- ---------------------
Total divisional NOI                              $ 49,148              $ 45,984               $ 146,704             $ 127,836
Unallocated corporate revenues                         220                   485                     961                   959
Partially-owned subsidiaries                        (1,448)                  (40)                 (4,531)                 (121)
General and administrative expenses                 (1,801)               (2,207)                 (6,608)               (6,124)
Depreciation                                       (13,292)              (11,942)                (39,213)              (32,897)
Amortization                                          (563)                 (528)                 (1,645)               (1,208)
Other                                                   18                  (212)                   (334)                 (424)
---------------------------------------------------------------------------------  ---------------------- ---------------------
---------------------------------------------------------------------------------  ---------------------- ---------------------
    Income from operations                        $ 32,282              $ 31,540                $ 95,334              $ 88,021
-------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------
                                    For the Period Ended    For the Period Ended
Assets                               September 30, 1999      December 31, 1998
---------------------------------------------------------------------------------
Total divisional assets                        $ 1,812,423           $ 1,766,989
Unallocated corporate assets (1)                    62,883                49,149
Partially-owned subsidiaries                       (75,740)              (60,689)
---------------------------------------------------------------------------------
    Total assets                               $ 1,799,566           $ 1,755,449
---------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $24,497 as of September 30, 1999, and $25,181 as of December 31, 1998.


Note 6 -- Revision of prior period statements
         Net income available to common shareholders, minority interest in income of CRLP, and net income per common share for the third quarter and year to date 1998 have been revised from previously reported results to reflect an adjustment for the application of dividends paid on the Series A Cumulative Preferred Shares of Beneficial Interest that were issued by the Company in November 1997. The effect of the adjustment is to apply a weighted-average pro rata portion of the preferred dividends to the minority interest in income of CRLP, resulting in an increase in net income available to common shareholders and net income per share, and a decrease in minority interest in income of CRLP. The adjustment has been applied to the Company's previously reported results for each of the other fiscal quarters of 1998.

         The adjustment results in the following changes to the Company's Consolidated Condensed Statement of Income for the Three Months and Nine Months Ended September 30, 1998:


--------------------------------------------------------------------------------------------------------------
($ in thousands)                              Previously            As            Previously            As
                                               Reported          Revised           Reported          Revised
                                             ------------------------------     ------------------------------

Income before minority interest                $ 17,201          $ 17,201          $ 48,158         $ 48,158
Minority interest in income of CRLP              (5,125)           (4,309)          (14,726)         (12,209)
                                                 -------           -------          --------         --------

Net income                                       12,076            12,892            33,432           35,949
Dividends to preferred shareholders              (2,735)           (2,735)           (8,203)          (8,203)
                                                 -------           -------           -------          -------

Net income available to common shareholders     $ 9,341          $ 10,157          $ 25,229         $ 27,746
                                                ========         =========         =========        ========

Basic net income per share                       $ 0.36            $ 0.39            $ 1.04           $ 1.15
                                                 =======           =======           =======          ======
Diluted net income per share                     $ 0.36            $ 0.39            $ 1.04           $ 1.15
                                                 =======           =======           =======          ======


Note 7 -- Subsequent Events

         Quarterly Distribution
         On October 19, 1999, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.58 per share and per unit, respectively, totaling $19.3 million. The distribution was declared to shareholders of record as of October 29, 1999, and will be paid on November 8, 1999.

          Common  Share  Repurchase  Program
          On October 19, 1999, the Board of Trustees increased the previously authorized amount of the common share repurchase program from $100 million to $150 million, under which the Company may repurchase its currently outstanding common shares and units from time to time at the discretion of management in open market and negotiated transactions. A portion of the shares repurchased may be reserved for re-issuance (upon conversion to partnership units) through a Unit Purchase Program. Under the Unit Purchase Program, executives, management and members of the Board of Trustees will be offered an opportunity to purchase units of the Company's operating partnership.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of September 30, 1999, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
November 15, 1999

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of September 30, 1999, Colonial's real estate portfolio consisted of 51 multifamily communities, 41 retail properties, and 19 office properties.

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

Results  of Operations -- Three Months Ended September 30, 1999 and 1998
         Revenue -- Total revenue increased by $1.9 million, or 2.9%, for the third quarter of 1999 when compared to the third quarter of 1998. The majority of this increase, $1.1 million, represents revenues generated by properties acquired or developed during 1999 and the fourth quarter of 1998, net of revenues from properties disposed of in 1998 and the first nine months of 1999. The remaining increase primarily relates to increases in rental rates at existing properties.

         Operating Expenses -- Total operating expenses increased by $1.2 million, or 3.3%, for the third quarter of 1999 when compared to the third quarter of 1998. The majority of this increase, is primarily related to additional operating expenses associated with properties that were acquired or developed during 1999 and the fourth quarter of 1998, net of operating expenses associated with properties disposed of in 1998 and the first nine months of 1999. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense increased by $0.9 million, or 6.6%, for the third quarter of 1999 when compared to the third quarter of 1998. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Results  of Operations -- Nine Months Ended  September 30, 1999 and 1998
         Revenue -- Total revenue increased by $21.7 million, or 11.7%, for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. This majority of this increase, $20.0 million, represents revenues generated by properties acquired or developed during 1999 and the fourth quarter of 1998, net of revenues from properties disposed of in 1998. The remaining increase primarily relates to increases in rental rates at existing properties, certain lease cancellations that occurred during 1999, and income associated with the exchange of certain parcels of land.

         Operating Expenses -- Total operating expenses increased by $14.4 million, or 14.7%, for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The majority of this increase, $10.0 million, relates to additional operating expenses associated with properties that were acquired or developed during 1999 and the fourth quarter of 1998, net of operating expenses associated with properties disposed of in 1999. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense increased by $4.2 million, or 11.0%, for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
         During the third quarter of 1999, the Company invested $78.2 million in the acquisition and development of properties. The Company financed this growth through the sale of certain properties, advances on its bank line of credit, issuance of unsecured medium term notes through its subsidiary Colonial Realty Limited Partnership, and cash from operations. As of September 30, 1999, the Company had an unsecured bank line of credit providing for total borrowings of $250 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 80-135 basis points, based on the Company's investment grade rating, and is renewable in July 2000 and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at September 30, 1999, was $142.8 million.

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

Common Share Repurchase Program
         During 1999, the Board of Trustees authorized a share repurchase program under which the Company may repurchase up to $100 million of its currently outstanding common shares from time to time at the discretion of management in open market and negotiated transactions. During the third quarter of 1999, the Company repurchased 2,290,200 shares at an all-in cost of approximately $62.3 million. For the nine-month period ended September 30, 1999, the Company has repurchased 3,569,000 shares at an all-in cost of approximately $96.1 million, which represents an average purchase price of $26.93 per share.

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

         Property Management Systems
         The Company has completed an inventory of the material computer systems being utilized in its existing property management systems, which may be adversely affected by the Year 2000 issue. Such systems include, but are not limited to, building automation (e.g., energy management, HVAC) elevator controls, fire and life safety devices, security card access, garage revenue controls, and office equipment.

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

         Information Systems
         The general ledger software system used by the Company through October 1999 was not Y2K compliant. Therefore, in order to become Y2K compliant, the Company has purchased and installed a Y2K compliant software package from another vendor. The Company installed and completed the testing phase of the software in the Third Quarter of 1999. During the month of October 1999, the Company ran certain properties within their portfolio parallel on both the current and new general ledger systems. On November 1, 1999, the Company began utilization of the new software package for all of their properties and corporate accounting functions. The total cost incurred and cost to complete implementation of this new software is estimated to be approximately $700,000.

         The Company has also assessed its non-financial computer systems, and is replacing, upgrading or modifying such systems as needed. The cost of the upgrade to the non-financial computer systems is not expected to be material.

         As of October 31, 1999, the Company has incurred approximately $1.8 million in costs to analyze and prepare for the Year 2000 issue. The Company currently estimates that it will incur additional costs, which are not expected to exceed $100,000 to complete its Year 2000 compliance work.

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


Funds from Operations
         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The
Company's FFO for the third quarter of 1999 and 1998 and nine months ended September 30, 1999 and 1998 was computed as follows:

                                                              Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                          ---------------------------   ----------------------------
(in thousands)                                                  1999            1998            1999           1998
--------------------------------------------------------- -----------    ------------   -------------   ------------
Net income available to common shareholders                  $10,555         $10,157         $32,715        $27,746
Adjustments:
       Minority interest in CRLP                               4,682           4,309          13,855         12,209
       Real estate depreciation and amortization (1)          14,166          12,117          41,039         33,104
        (Gains) losses from sales of property (1)             (2,161)             16          (5,639)           (17)
       Extraordinary loss                                        742               1             627            401
------ -------------------------------------------------- -----------    ------------   -------------   ------------
Funds From Operations                                        $27,984         $26,600         $82,597        $73,443
--------------------------------------------------------- -----------    ------------   -------------   ------------

(1)      Includes pro-rata share of adjustments for subsidiaries.

                            COLONIAL PROPERTIES TRUST
                          PART II -- OTHER INFORMATION



Item 2.  Changes in Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

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



Date:  November 15, 1999                    /s/ Kenneth E. Howell
                                                --------------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                                Re:    Colonial Properties Trust
                                                              (File No. 1-12358)
                                                       Registrations on Form S-8
                                                       Registrations on Form S-3


We are aware that our report dated November 15, 1999 on our review of interim financial information of Colonial Properties Trust for the three-month and nine-month periods ended September 30, 1999 and 1998 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-8 related to the Employee Share Option and Restricted Share Plan filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997; Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997; and Form S-8 related to the Second Amended and Restated Employee Share Option and Restricted Share Plan filed on July 31, 1998. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.



                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
November 15, 1999