Form 10-K
period 1999-12-31
COLONIAL PROPERTIES TRUST
filed 2000-03-30
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999 OR

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

Registrant's  telephone number,  including area code: (205) 250-8700

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
    Common Shares of                            New York Stock Exchange
   Beneficial Interest,
  $.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the 21,177,481 Common Shares held by non-affiliates of the Registrant was approximately $505,612,000 based on the closing price on the New York Stock Exchange for such Common Shares on March 8, 2000.

         Number of the Registrant's Common Shares of Beneficial Interest outstanding as of March 8, 2000: 21,893,242.

         Documents Incorporated by Reference

         Portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Part II. Portions of the Proxy Statement for the annual shareholders meeting to be held in 2000 are incorporated by reference into Part III.

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

          This annual report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to anticipated timetables for acquisitions, developments and expansions, expected economic growth in geographic markets where the Company owns or expects to own properties, and plans for continuing the Company's diversified strategy. These statements involve risks and uncertainties that may cause actual results to be materially different from those anticipated. Prospective investors should specifically consider, in connection with these forward-looking statements, the various risk factors identified herein and in the Company's other filings with the SEC which could cause actual results to differ, including downturns in local or national economies, competitive factors, the availability of suitable properties for acquisition at favorable prices, and other risks inherent in the real estate business.

          The Company is one of the largest owners, developers and operators of multifamily, office and retail properties in the Sunbelt region of the United States. It is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 111 properties as of December 31, 1999, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South
Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. The Company is a self-administered equity real estate investment trust (a "REIT") that, as of December 31, 1999, owned 52 multifamily apartment communities containing a total of 16,415 apartment units (the "Multifamily Properties"), 18 office properties containing a total of approximately 3.1 million square feet of office space (the "Office Properties"), 41 retail properties containing a total of approximately 13.9 million square feet of retail space (the "Retail Properties"), and certain parcels of land adjacent to or near certain of these properties (the "Land"). The Multifamily Properties, the Office Properties, the Retail Properties and the Land are referred to collectively as the "Properties". As of December 31, 1999, the Multifamily Properties, the Office Properties, and the Retail Properties that had achieved stabilized occupancy were 93.9%, 93.3% and 89.9% leased, respectively.

         The Company is the direct general partner of, and holds approximately 66.5% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership ("Colonial Realty", the "Operating Partnership", or "CRLP"). The Operating Partnership owns all of the Properties (or interests therein). The Company conducts all of its business through the Operating Partnership and Colonial Properties Services Limited Partnership (the "Management Partnership"), which provides management services for the Properties, and Colonial Properties Services, Inc. (the "Management Corporation"), which provides management services for properties owned by third parties.

         The Company's executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and its telephone number is (205) 250-8700. The Company was formed in Maryland on July 9, 1993. On August 21, 1995, the Company reorganized as an Alabama real estate investment trust under a new Alabama REIT statute.


Formation of the Company

          The Company and the Operating Partnership were formed to succeed to substantially all of the interests of Colonial Properties, Inc., an Alabama corporation ("Colonial"), its affiliates and certain others in a diversified portfolio of multifamily, office, and retail properties located in Alabama, Florida, and Georgia and to the development, acquisition, management, leasing, and brokerage businesses of Colonial.

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

          The Company owns substantially all of the economic interests in the Management Corporation, but in order to permit the Company to qualify as a REIT, voting control of the Management Corporation is held by an affiliate of the Lowder family.


Recent Developments

          Since the IPO, the Company has significantly expanded its portfolio of Properties and its operating businesses. Acquisitions by the Company of new properties represent a total investment of over $1.3 billion. The Company has also completed the expansion and development of 17 multifamily properties since the IPO, adding a total of 3,474 units to its multifamily portfolio. The Company currently has seven active expansion, development, and redevelopment projects in progress for Multifamily Properties, one Office Property development, and five Retail Property developments and redevelopments. The Company has also disposed of 13 Multifamily Properties representing 4,783 apartment units, and one Office Property representing 25,000 square feet of office space, and has entered into three joint ventures.

         The following is a summary of the Company's acquisition, disposition, joint venture, and development activity in 1999.

Acquisition and Disposition Activity

         The Company disposed of seven Multifamily Properties, including three in Florida, two in Alabama, and two in Georgia, representing 2,319 units for a total sale price of $119.8 million.

         The Company acquired one Office Property, in Alabama, containing 163,000 square feet of office space for a total purchase price of $16.5 million.

         The Company also added 468,000 square feet of retail shopping space through the acquisition of an enclosed mall at a net cost of $29.3 million.


Joint Ventures

          During the third quarter of 1999, the Company entered into a joint venture with CMS, a Delaware general partnership. In connection with this joint venture, Colonial sold the following six properties: Colonial Village at Stockbridge, Colonial Grand at Barrington Club, Colonial Grand at Ponte Vedra, Colonial Village at River Hills, Colonial Grand at Mountain Brook, and Colonial Village at Cahaba Heights. CMS acquired an 85% interest in the joint venture from Colonial for $80.6 million. The Company acquired a 15% interest in the joint venture and will serve as manager of the properties. Subsequent to formation, the joint venture leveraged the properties for a total of $73.6 million of nonrecourse notes, and the proceeds were distributed proportionately to the joint venture partners. At December 31, 1999, Colonial had an ending net investment in the joint venture of $2.8 million.

Development Activity

          During 1999, the Company completed development of 1,404 new apartment units in 10 multifamily communities and acquired land on which it intends to develop additional multifamily communities during 2000 and 2001. The aggregate cost of this multifamily development activity was $105.1 million. As of December 31, 1999, the Company had 1,290 apartment units in seven multifamily communities under development, redevelopment, or expansion. Management anticipates that the seven multifamily projects will be completed during 2000 and 2001. Management expects to invest an additional $15.5 million over this period to complete these multifamily projects.

          During 1999, the Company completed development of two office properties, and began development of one office property in Atlanta, Georgia. The aggregate investment in the office developments during 1999 was $30.8 million. Management estimates that it will invest an additional $14.0 million to complete these projects.

          During 1999, the Company continued development of a community shopping center in Birmingham, Alabama, and began construction of two new community shopping centers, and began the redevelopment of an enclosed mall and community shopping center. The Company's aggregate investment in these retail developments during 1999 was $32.0 million. Management anticipates that it will invest an additional $68.6 million to complete these retail developments.



         The table below provides an overview of the Company's acquisition, development, expansion, and redevelopment activity during 1999:

                                 Summary of 1999
                           Acquisition and Development
                                    Activity

  Completion or                                                                         Type of      Units (M)        Cost or
   Anticipated                       Name of                                            Property     GLA (R/O)      Anticipated
 Completion Date                  Property (1)                        Location            (2)           (3)          Cost (4)
------------------- ------------------------------------------  ---------------------  -----------  -------------  --------------

Acquisitions:
   2nd Qtr 99       Emmett R. Johnson Building                  Birmingham, AL             O             163,000        $ 16,500
   3rd Qtr 99       The Plaza Mall                              Greenville, NC             R             468,000          29,300

Developments:
   1st Qtr 99       CG at Cypress Crossing                      Orlando, FL                M                 250          21,600
   2nd Qtr 99       CG at Inverness Lakes II (expansion)        Birmingham, AL             M                 132           8,300
   2nd Qtr 99       CG at Edgewater II (expansion)              Huntsville, AL             M                 192          12,800
   2nd Qtr 99       CG at Citrus Park                           Tampa, FL                  M                 176          12,700
   2nd Qtr 99       CG at Lakewood Ranch                        Sarasota, FL               M                 288          22,600
   3rd Qtr 99       CG at Wesleyan II (expansion)               Macon, GA                  M                  88           7,000
   1st Qtr 00       CV at Ashley Plantation (expansion)         Bluffton, SC               M                 214          13,100
   1st Qtr 00       CV at Walton Way (redevelopment)            Augusta, GA                M                 256           2,900
   2nd Qtr 00       CV at Heather Glen                          Orlando, FL                M                 448          34,200
   2nd Qtr 00       CG at Madison                               Huntsville, AL             M                 336          23,000
   2nd Qtr 00       CG at Promenade                             Montgomery, AL             M                 384          27,200
   4th Qtr 00       CG at Reservoir                             Jackson, MS                M                 170          13,600
   1st Qtr 01       CG at Liberty Park                          Birmingham, AL             M                 300          26,500
   2nd Qtr 99       Colonial Plaza (redevelopment)              Birmingham, AL             O             179,000           1,900
   3rd Qtr 99       1800 International Park                     Birmingham, AL             O             146,000          13,800 (5)
   3rd Qtr 99       Colonial Center at Research Park            Huntsville, AL             O             133,000          11,500 (5)
   3rd Qtr 00       Colonial Center 300 at Mansell Overlook     Atlanta, GA                O             162,000          23,400
   2nd Qtr 00       Colonial Promenade Trussville               Birmingham, AL             R             388,000          33,300
   4th Qtr 00       Colonial Promenade at Tutwiler Farm         Birmingham, AL             R             213,000          26,200
   4th Qtr 00       Colonial Promenade Madison                  Huntsville, AL             R             111,000          10,000
   4th Qtr 00       Northdale Court (redevelopment)             Tampa, FL                  R             193,000           3,200
   2nd Qtr 01       Brookwood Village Mall (redevelopment)      Birmingham, AL             R             751,000          35,000
                                                                                                                   --------------
                                                                                                    Total              $ 429,600
                                                                                                                   ==============


(1) In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV has been used as an abbreviation for Colonial Village.
(2) M refers to Multifamily Properties, O refers to Office Properties, and R refers to Retail Properties.
(3) Units (in this table only) refers to multifamily apartment units and GLA refers to gross leasable area of office and retail space.
(4)  Amounts in thousands.
(5) Amounts represent costs to complete the noted buildings, however, additional tenant improvement costs will be incurred to complete the projects.

Multifamily Property Acquisitions

          Colonial Village at Haverhill--On May 1, 1999, the Company acquired the remaining 20.2% ownership interest in Colonial Village at Haverhill, a 322-unit apartment complex on approximately 19 acres of land in San Antonio, Texas. On July 1, 1998, the Company had acquired a 79.8% ownership interest in Colonial Village at Haverhill. The purchase of the remaining 20.2% interest was funded through the issuance of 157,140 limited partnership units in the Operating Partnership, valued at approximately $4.2 million.

         The Company intends to continue to pursue acquisitions in the Sunbelt region of the United States that meet the Company's acquisition criteria for property quality, market strength, and investment return.

Completed Multifamily Expansion and Development Activity

         Colonial Grand at Cypress Crossing-- The Company completed construction on a 250-unit development located in Orlando, Florida during the first quarter of 1999. The new apartments feature numerous luxuries, including a security system, automated climate control, high-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, totaled $21.6 million and were funded through advances on the Company's line of credit.

          Colonial Grand at Inverness Lakes II--The Company completed construction on a 132-unit expansion of Colonial Grand at Inverness Lakes located in Mobile, Alabama during the second quarter of 1999. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $8.3 million and were funded through advances on the Company's line of credit.

          Colonial Grand at Edgewater II--The Company completed construction on a 192-unit expansion of Colonial Grand at Edgewater in Huntsville, Alabama during the second quarter of 1999. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $12.8 million and were funded through advances on the Company's line of credit.

          Colonial Village at Citrus Park--The Company completed construction on a 176-unit development located in Tampa, Florida during the second quarter of 1999. The new apartment community offers a variety of amenities, including a swimming pool, fitness center, resident business center, garages and a gated entry. Project development costs, including land acquisition costs, totaled $12.7 million and were funded through advances on the Company's line of credit.

          Colonial Grand at Lakewood Ranch--The Company completed construction on a 288-unit development located in Sarasota, Florida during the second quarter of 1999. The new apartments feature numerous luxuries, including a security system, automated climate control, high-speed Internet access, and home theatre pre-wiring. Amenities include a swimming pool, fitness center, tennis courts and a gated entry. Project development costs, including land acquisition costs, totaled $22.6 million and were funded through advances on the Company's line of credit.

          Colonial Grand at Wesleyan II--The Company completed construction on an 88-unit expansion of Colonial Grand at Wesleyan located in Macon, Georgia during the third quarter of 1999. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $7.0 million and were funded through advances on the Company's line of credit.

Continuing Multifamily Expansion and Development Activity

         Colonial Village at Ashley Plantation--The Company began construction on a 214-unit expansion of Colonial Village at Ashley Plantation located in Bluffton, South Carolina during the second quarter of 1998. Project development costs, including land acquisition costs, are expected to total $13.1 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 2000.

         Colonial Village at Walton Way--The Company began the redevelopment of Colonial Village at Walton Way, a 256-unit multifamily community located in Augusta, Georgia. Project redevelopment costs are expected to total $2.9 million and will be funded through advances on the Company's line of credit. The Company expects to complete the redevelopment in the first quarter of 2000.

         Colonial Village at Heather Glen-- The Company began construction on a 448-unit development located in Orlando, Florida during the third quarter of 1998. The new apartments will offer a variety of amenities, including a clubhouse, car-care center, fitness center with a child play area, two swimming pools, tennis courts, and a picnic area. Project development costs, including land acquisition costs, are expected to total $34.2 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 2000.

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

         Colonial Grand at Promenade-- The Company began construction on a 384-unit development located in Montgomery, Alabama. The new apartments will feature numerous luxuries, including a security system, automated climate control, high-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, are expected to total $27.2 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 2000.

         Colonial Grand at Reservoir-- The Company began construction on a 170-unit development located in Jackson, Mississippi. The new apartments will offer a variety of amenities, including a fitness center, swimming pool, garages, and tennis courts. Project development costs, including land acquisition costs, are expected to total $13.6 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the first quarter of 2000.

         Colonial Grand at Liberty Park-- The Company began construction on a 300-unit development located in Birmingham, Alabama during the third quarter of 1998. The new apartments will feature numerous luxuries, including a security system, automated climate control, high-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, are expected to total $26.5 million and will be funded through advances on the Company's line of credit. The Company expects to complete construction in the second quarter of 2000.

Office Property Acquisitions

          Emmett R. Johnson Building--In June 1999, the Company acquired the Emmett R. Johnson Building, a 163,000 square-foot Class A office building located in Birmingham, Alabama. The property was built in 1982, renovated in 1995, and was 90% occupied at the time of acquisition. The Emmett R. Johnson Building was acquired for a total purchase price of $16.5 million, which were funded through an advance on the Company's line of credit.

Completed Office Property Development and Redevelopment Activity

          1800 International Park--In October 1999, the Company completed development of a six-story multi-tenant office building in Birmingham, Alabama with a total of 146,000 square feet of leasable area. Project development costs, including land acquisition costs, totaled $13.8 million and were funded through advances on the Company's line of credit. The Company expects to incur an additional $4.5 million in tenant improvements during the lease-up of this property.

          Colonial Center at Research Park--Also in October 1999, the Company completed development of two office buildings in Huntsville, Alabama with a total of 133,000 square feet of leasable area. Colonial Center at Research Park features Class A office space with first-class amenities. Project development costs, including land acquisitions, totaled $11.5 million and were funded through advances on the Company's line of credit. The Company expects to incur an additional $1.7 million in tenant improvements during the lease-up of this property.

         Colonial Plaza--During 1999, the Company began and completed the redevelopment of Colonial Plaza, a 179,000 square foot office building located in Birmingham, Alabama. The renovation included a new exterior finish, the relocation and modernization of the building lobby, the renovation of all common areas, common conference facilities, and a new fitness center. Project redevelopment costs were approximately $1.9 million, and were funded through the Company's line of credit.

New Office Property Development

          Colonial Center 300 at Mansell Overlook--During the third quarter of 1999, the Company began the development of Colonial Center 300 at Mansell Overlook, a 162,000 square foot Class A office building located in Atlanta,
Georgia. The building will include the most advanced technology systems available in the market, including high-speed Internet access, fiber optic network infrastructure, and state-of-the art, customer controlled energy management system. Project development costs, including land acquisitions are expected to total $23.4 million and will be funded through advances on the Company's line of credit. The Company expects to complete the project in the third quarter of 2000.

Retail Property Acquisitions

         The Plaza Mall--In August 1999, the Company acquired the Plaza Mall, a 468,000 square foot mall in Greenville, North Carolina for a total purchase price of $29.3 million. The mall anchors include two Belk stores, a recently expanded and renovated JC Penney, and Proffitt's. The purchase price was partially funded through the proceeds received from the disposition of assets, and an advance on the Company's unsecured line of credit.

Retail Development and Redevelopment Activity

          Colonial Promenade Trussville--During the third quarter of 1998, the Company began the development of a 388,000 square foot retail shopping center in Birmingham, Alabama. The shopping center development will be anchored by a Wal-Mart Supercenter, Regal Cinemas, Marshall's Department Store, and Goody's Family Clothing. Project expansion costs are expected to total $33.3 million and will be funded through advances on the Company's line of credit. The Company expects to complete the development during the second quarter of 2000.

          Colonial Promenade at Tutwiler Farm--During the third quarter of 1999, the Company began the development of a 516,000 square foot retail shopping center in Birmingham, Alabama. The shopping center development will be anchored by a Home Depot, Target, and Michaels. Project expansion costs are expected to total $26.2 million and will be funded through advances on the Company's line of credit and the issuance of units of CRLP. The Company expects to complete the development during the fourth quarter of 2000.

         Colonial Promenade Madison--During the third quarter of 1999, the Company began the development of an 111,000 square foot retail shopping center in Huntsville, Alabama. The shopping center development will be anchored by a Publix Supermarket, and will include approximately 30,000 square feet of small shop space. Project expansion costs are expected to total $10.0 million and will be funded through advances on the Company's line of credit. The Company expects to complete the development during the fourth quarter of 2000.

          Brookwood Village Mall--During the third quarter of 1999, the Company began the redevelopment and expansion of Brookwood Village Mall, an enclosed mall located in Birmingham, Alabama. The renovations will include a grand entrance offering valet parking, natural lighting through the use of skylights, custom light fixtures, stone flooring, and plush area carpeting. The mall will also offer an upscale selection of merchants as new tenants, restaurants, and entertainment venues are added. Project redevelopment and expansion costs are expected to total $35.0 million and will be funded through the Company's unsecured line of credit. The Company expects to complete the redevelopment and expansion during the second quarter of 2001.

          Northdale Court--During the fourth quarter of 1999, the Company began the redevelopment of Northdale Court, a 193,000 square foot strip center located in Tampa, Florida. Project redevelopment costs are expected to total $3.2 million and will be funded through advances on the Company's unsecured line of credit. The Company expects to complete the redevelopment during the fourth quarter of 2000.

Financing Activity

          During 1999, the Company funded a large portion of its acquisitions and developments through the issuance by CRLP of preferred units and debt securities. During 1999, the Company completed the following equity and debt transactions:

                             Preferred Unit Offering
                                                  (in thousands)
                                         ----------------------------------
               Number of    Price Per     Gross      Offering       Net
  Date      Preferred Units    Unit      Proceeds     Costs      Proceeds
------------ -------------- ----------  ---------- ----------  ------------
February       2,000,000    $ 50.000    $ 100,000  $   2,600    $  97,400


                                 Debt Offerings
                                                                           Gross
                       Type of                                       Proceeds
      Date               Note             Maturity       Rate     (in thousands)
----------------- ------------------- --------------------------  --------------
August            Medium-term         August, 2002       7.93%   $       57,500
August            Medium-term         August, 2004       8.19%   $       25,000

          The Company's current borrowing capacity under its unsecured line of credit is $250 million. The credit facility, which is used by the Company primarily to finance additional property investments, bears interest at a rate ranging between 80 and 135 basis points above LIBOR and is renewable in July 2000. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. As of December 31, 1999, the balance outstanding on the Company's line of credit was $228.3 million.


Business Strategy

          The general business strategy of the Company is to generate stable and increasing cash flow and portfolio value for its shareholders. The Company has implemented this strategy principally by (i) realizing growth in income from its existing portfolio of properties, (ii) developing, expanding, and selectively acquiring additional multifamily, office, and retail properties in growth markets located in the Sunbelt region of the United States, where the Company has first-hand knowledge of growth patterns and local economic conditions, (iii) managing its own properties, which has enabled it to better control operating expenses and establish long-term relationships with its office and retail tenants, (iv) maintaining its third-party property management business, which has increased cash flow and established additional relationships with tenants, and (v) employing a comprehensive capital maintenance program to maintain properties in first-class condition. The Company's business strategy and the implementation of that strategy are determined by the Company's board of trustees and may be changed from time to time.


Financing Strategy

          The Company's strategy is to maintain coverage ratios in order to sustain its investment grade status. The Company's total market capitalization as of December 31, 1999, was $2.0 billion, and its ratio of debt to total market capitalization was 51.3%. We calculate debt to total market capitalization as total debt as a percentage of total debt, including preferred shares and units, plus the market value of our outstanding common shares and the outstanding units of CRLP.At December 31, 1999, the Company's total debt included fixed-rate debt of $758.0 million, or 72.9% of total debt, and floating-rate debt of $281.9 million, or 27.1% of total debt. The Company has obtained interest rate protection for $50.0 million of the floating-rate debt.

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. Treasury lock agreements are used by CRLP to lock in interest rates in connection with public debt offerings. On January 4, 1999, Colonial entered into an interest rate swap for $50 million of its line of credit at 4.97% plus 80 to 135 basis points and on January 15, 1999, Colonial entered into an interest rate swap for $52 million of tax exempt bonds at a rate of 3.23%. Additionally, on May 4, 1999, Colonial entered into an interest rate swap agreement for $25 million of its line of credit at a rate of 5.07%. All of these interest rate swap agreements have one-year terms and any payments made or received under the agreements are recognized as adjustments to interest expense as incurred. On February 10, 2000, Colonial entered into two reverse interest rate swap agreements for a total of $50 million of its medium-term notes. Under the terms of the agreements, Colonial will receive a fixed interest rate of 7.37% and will be required to pay a floating rate equal to one month LIBOR that is compounded and paid semi-annually. Both of these agreements have five-year terms, and any payments made or received under the agreements are recognized as adjustments to interest expense. Colonial is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. Colonial does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

          The Company may from time to time reevaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities, and other factors. The Company may modify its borrowing policy and may increase or decrease its ratio of debt to total market capitalization. To the extent that the board of trustees of the Company determines to seek additional capital, the Company may raise such capital through additional equity offerings, debt financings, asset dispositions, or retention of cash flow (subject to provisions in the Code requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

Property Management

         The Company is experienced in the management and leasing of multifamily, office, and retail properties and believes that the management and leasing of its own portfolio has helped the Properties maintain consistent income growth and has resulted in reduced operating expenses from the Properties. The third-party management, leasing, and brokerage businesses conducted through the Management Corporation have provided the Company both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of its own properties. These businesses also allow the Company to establish additional relationships with tenants who may require additional office or retail space and to identify potential acquisitions.

Operational Structure

          Multifamily Division--The Company's multifamily division is responsible for all aspects of the Company's multifamily operations, including day-to-day management and leasing of the 52 Multifamily Properties, as well as the provision of third-party management services for apartment communities in which the Company does not have an ownership interest or has a non-controlling ownership interest. The multifamily division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The multifamily division has regional offices in Birmingham, Alabama, Orlando, Pensacola, and Tampa, Florida, Macon, Georgia, and Greenville, South Carolina.

         Office Division--The Company's office division is responsible for all aspects of the Company's commercial office operations, including the provision of management and leasing services for the 18 Office Properties, as well as the provision of third-party management services for office properties in which the Company does not have an ownership interest and for brokerage services in other office property transactions. The office division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The office division has regional offices in Birmingham, Alabama and Atlanta, Georgia.

         Retail Division--The Company's retail division is responsible for all aspects of the Company's retail operations, including the provision of management and leasing services for the 41 Retail Properties, as well as the provision of third-party management services for retail properties in which the Company does not have an ownership interest and for brokerage services in other retail property transactions. The retail division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The retail division has regional offices in Birmingham, Alabama, Orlando, Florida, Macon, Georgia and Burlington, North Carolina.

Employees

         The Company employs approximately 1,000 persons, including on-site property employees who provide services for the Properties that the Company owns and/or manages.

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

                        Executive Officers of the Company

          The following is a biographical summary of the executive officers of the Company:

         Thomas H. Lowder, 50, has been President and Chief Executive Officer of the Company and a trustee of the Company, since 1993. Mr. Lowder became President of Colonial Properties Inc., the Company's predecessor, in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing, and sale of multifamily, office, and retail properties for Colonial Properties. Mr. Lowder's most recent board appointment was his election to the National Real Estate Investment Trust (NAREIT) board in June 1999. He is a current member of the National Association of Industrial and Office Parks, the International Council of Shopping Centers and the National Association of the Real Estate Investment Trusts (NAREIT). He is also a member and past president of the Alabama Chapter of the Realtors National Marketing Institute through which he successfully completed commercial real estate investment courses to receive the CCIM (Certified Commercial Investment Member) designation. He is presently a member of the Board of the following organizations: University of Alabama-Birmingham President's Council, McWane Center, United Way, Children's Hospital, Birmingham Southern College, The Colonial Company, Supporters Board of the UAB Comprehensive Cancer Center and the Crippled Children's Foundation. Mr. Lowder is also a member and past captain for the Monday Morning Quarterback Club. He currently serves as Chairman of the Birmingham Area Chapter of the American Red Cross. Mr. Lowder served as Co-Chairman of the 1994 United Way Campaign for Central Alabama and as Chairman of the Alexis de Tocqueville Society in 1995 for the United Way Campaign. He has also been nominated to serve as Chairman for the United Way Campaign in 2001. He graduated with honors from Auburn University with a Bachelor of Science Degree.

          C. Reynolds Thompson, III, 37, Chief Operating Officer of the Company since September 1999, responsible for the Multifamily, Office, Retail and Mixed Use divisions. Thompson oversees the management, acquisition, leasing and development of properties within the Company's three operating divisions and development in the Mixed-Use Division. Prior to his appointment as Chief Operating Officer, Mr. Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Thompson served as Executive Vice President - Office Division, with responsibility for management of all office properties owned and/or managed by the Company, from May 1997 to May 1998. Mr. Thompson joined Colonial Properties in February 1997 as Senior Vice President - Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. Mr. Thompson's twelve-year real estate background includes acquisitions, development, leasing, and management of office properties in the south. He is an active member of the National Association of Industrial and Office Parks, serves on the Board of Trustees for the Alabama Real Estate and Education Center, and holds a Bachelor of Science Degree from Washington and Lee University.

          Howard B. Nelson, Jr., 52, has been Chief Financial Officer of the Company, with general responsibility for financing matters, since May 1997. Mr. Nelson was Senior Vice President and Chief Operating Officer of the Company, with responsibility for the day-to-day management of the Company, from September 1993 to May 1997. He joined Colonial in 1984 as a vice president and became Senior Vice President-Finance in 1987. Mr. Nelson has served as treasurer, vice president, president, and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks as well as vice president and board member of the Building Owners and Managers Association of Metropolitan Birmingham. He also serves on the Board of Directors of the College of Business Advisory Council of Auburn University. He holds a Bachelor of Science Degree from Auburn University.

         John P. Rigrish, 51, Executive Vice President-Administration, with responsibilities for the supervision of Accounting Operations, Management Information Systems, Human Resources and Employee Services since 1998. Prior to joining Colonial, Mr. Rigrish worked for BellSouth in Corporate Administration and Services. John holds a Bachelors degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee.

          Paul F. Earle, 41, Executive Vice-President-Multifamily Division of the Company, with responsibility for management of all multifamily properties owned and/or managed by Colonial, since May 1997. He joined Colonial in 1991 and has served as Vice President-Acquisitions, as well as Senior Vice President - Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves on the Board of Directors of Big Brother/Big Sisters and is a Board member of the National Multifamily Housing Council. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

         John N. Hughey, 40, has been Executive Vice President-Retail Division of the Company, with responsibility for all retail properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1982 and assumed responsibility for an increasing number of shopping centers until being named to Senior Vice President-Retail Division of Colonial in 1991. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

          Charles A. McGehee, 53, has been Executive Vice President-Mixed Use Division and has had responsibility for the Company's acquisitions and dispositions and the sales brokerage departments, since October 1999. Mr. McGehee was Senior Vice President--Multifamily Acquisitions/Development from September 1993 to September 1999 and Senior Vice President--Office Division from January 1990 to September 1993. He joined Colonial in 1976 as vice president of retail leasing and was responsible for leasing all retail space owned and/or managed by Colonial. Mr. McGehee has served as president and a board member of the National Association of Industrial and Office Parks as well as a member of the Board of Directors of the Birmingham Board of Realtors. He holds a Bachelor of Science Degree from Auburn University.

         Robert A. "Bo" Jackson, 45, has been Executive Vice President-Office Division of the Company, with general responsibility for management of all office properties owned and/or managed by the Company since May 1998. Prior to joining the Company, Mr. Jackson worked for Beacon Properties as a vice president responsible for leasing performance, new office development and acquisitions. He has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and NAIOP. He holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

         Kenneth E. Howell, 50, has been Senior Vice President-Chief Accounting Officer of the Company, with general responsibility for the supervision of accounting for all of the properties owned and/or managed by the Company, since August 1998. He joined the Company in 1981 and was Vice President, Controller from 1981 to 1998. Mr. Howell holds a Bachelor of Science Degree in Business Administration from Auburn University.

                                  RISK FACTORS


         Set forth below are the risks that we believe are material to investors who purchase or own our common or preferred shares of beneficial interest or units of limited partnership interest in Colonial Realty Limited Partnership, which is our "operating partnership."

          Our performance and share value are subject to risks associated with the real estate industry. If our assets do not generate income sufficient to pay our expenses, service our debt or maintain our properties, we may not be able to make expected distributions to our shareholders. Whether our properties will generate sufficient revenue to pay our expenses and permit us to make distributions to our shareholders will depend on whether we can attract tenants at favorable rental rates and whether we can adequately control our costs. Factors that may adversely affect our ability to attract tenants or to generate sufficient revenue include:

o local conditions such as an oversupply of multifamily, retail or office properties or a reduction in demand for multifamily, office or retail properties;

o the attractiveness of our properties to residents, shoppers and tenants;

o        decreases in market rental rates; and

o        our ability to collect rent from our tenants.

         Factors that may adversely affect our operating costs include:

o the need to pay for adequate insurance and other operating costs, including real estate taxes, which could increase over time; and

o        the need to periodically repair, renovate and re-lease space.

          Our expenses may remain constant even if our revenues drop. The expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues drop, we may not be able to reduce our expenses accordingly. Loan payments are an example of a cost that will not be reduced if our revenues drop. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in revenues.

          We may be unable to renew leases or re-lease space as leases expire. When our tenants decide not to renew their leases upon their expiration, we may not be able to re-lease the space. Even if the tenants do renew or we can re-lease the space, the terms of renewal or re-leasing, including the cost of required renovations, may be less favorable than current lease terms. If we are unable to promptly renew the leases or re-lease the space, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our cash flow and ability to service debt and make distributions to shareholders would be adversely affected.

         We depend on local economic conditions in our primary markets. All of our properties are located in the Sunbelt region of the United States and 45 of our properties are located in Birmingham and Montgomery, Alabama, Orlando, Florida and Macon, Georgia. Our performance and ability to make debt service payments or distributions to shareholders could be adversely affected by economic conditions in the Sunbelt region and in Birmingham, Montgomery, Orlando and Macon in particular.

          New acquisitions may fail to perform as expected. Assuming we are able to obtain capital on commercially reasonable terms, we intend to selectively acquire multifamily, retail or office properties where we perceive strategic opportunities consistent with our strategy. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to the standards we have established for its intended market position. In addition, we may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", incorporated by reference under Item 7 of this Form 10-K.

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

o we may fail to secure required zoning, occupancy or other governmental permits and authorizations; and

o        changes in applicable zoning or land use laws may require us to abandon
         projects  prior  to  their   completion,   resulting  in  the  loss  of
         development costs incurred prior to abandonment.

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

         Our degree of leverage could limit our ability to obtain additional financing. Our "debt to market capitalization" ratio, which we calculate as total debt as a percentage of total debt plus the market value of our outstanding common shares and the outstanding units of Colonial Realty, was approximately 51.3% as of December 31, 1999. Increases in our leverage could adversely affect our ability to obtain additional financing in the future for
(1) working capital, (2) capital expenditures, (3) acquisitions, (4) development or (5) other general corporate purposes, and may make us more vulnerable to a downturn in business or the economy generally.

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

         At one of our properties, the Gadsden Mall in Gadsden, Alabama, four underground storage tanks were removed in 1989. In connection with the removal of these gasoline storage tanks, associated petroleum contamination was discovered in the soil and groundwater. We are currently working with the state regulatory agency to remediate the contamination in accordance with applicable requirements. Because the tanks were registered with the Alabama Department of Environmental Management and the facility was in compliance with regulations prior to the incident, we have been reimbursed under the Alabama Underground Storage Tank Trust Fund for the costs incurred to date in connection with the ongoing cleanup, and expect to be reimbursed for the remaining costs as well. We have received a "no further action" letter from the Alabama Department of Environmental Management.

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

          We do not control our management, leasing and brokerage businesses. To facilitate maintenance of our REIT qualification, we have a "non-controlled subsidiary" which conducts management, leasing and brokerage business for properties we do not wholly own. While we own 99% of the economic interest in the non-controlled subsidiary, 99% of its voting stock is owned by members of the Lowder family. We therefore do not control the timing or amount of distributions or the management and operation of the non-controlled subsidiary. We also lack the ability to set the business policies and operations of the non-controlled subsidiary.

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

          We are dependent on external sources of capital. To qualify as a REIT, we must distribute to our shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. We therefore will have to rely on third-party sources of capital which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of shareholders' interests, and additional debt financing may substantially increase our leverage.

          If we fail to qualify as a REIT our shareholders would be adversely affected. We believe that we have qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT, but we cannot assure shareholders that we will qualify as a REIT. Many of the REIT requirements are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We also are required to distribute to shareholders at least 95% (90% for taxable years beginning after December 31, 2000) of our REIT taxable income, excluding capital gains. The fact that we hold our assets through Colonial Realty further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

          If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for the four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes. This would likely have a significant adverse affect on the value of our securities. In addition, we would no longer be required to make any distributions to shareholders.

         We pay some taxes. Even if we qualify as a REIT, we are required to pay certain federal, state and local taxes on our income and property. In addition, any net taxable income earned directly by our noncontrolled subsidiary is subject to federal and state corporate income tax.

         We have a share ownership limit for REIT tax purposes. Primarily to facilitate maintenance of our REIT qualification, our Declaration of Trust generally prohibits ownership by any single shareholder, other than members of the Lowder family, of more than (a) 5% of our issued and outstanding common shares, and (b) 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding shares. We refer to this as the "ownership limit." The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a shareholder exceeds the ownership limit. These rules may cause a shareholder to be treated as owning the shares that are actually owned by others, including family members and entities in which a shareholder has an ownership interest. In limited circumstances, our Declaration of Trust permits the Board of Trustees to waive or modify the ownership limit with respect to a shareholder. Absent any such modification or waiver, shares acquired or held in violation of the ownership limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder's rights to distributions and to vote with respect to such shares would terminate.

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

          REIT Modernization Act changes to the REIT asset tests. Currently, a REIT may not own securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities. As a result of the REIT Modernization Act, after December 31, 2000, the 5% value test and the 10% voting security test will be modified in two respects. First, the 10% voting securities test will be expanded so that REITs also will be prohibited from owning more than 10% of the value of the outstanding securities of any one issuer. Second, an exception to these tests that will allow a REIT to own securities of a subsidiary that exceed the 5% value test and the new 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary," which would be a fully taxable corporation. The expanded 10% vote or value test, however, will not apply to an existing subsidiary unless it engages in a substantial new line of business or acquires any substantial asset or the Company acquires any securities in that subsidiary after July 12, 1999. Under a new asset test, for taxable years beginning after December 31, 2000, the Company will not be able to own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the Company's total assets. At the present time, no decision has been made as to whether Colonial Property Services, Inc. will elect to be treated as a taxable REIT subsidiary.

          Several provisions of the new law will ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary will be limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT will have to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT, the REIT's tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

Item 2.           Properties.


General

          As of December 31, 1999, the Company's real estate portfolio consisted of 111 operating properties consisting of whole or partial ownership interests, located in nine states in the Sunbelt region of the United States. The Company acquired 36 properties in connection with the Formation Transactions, and acquired or developed 84 properties since the Company's initial public offering ("IPO"). Since the Company's IPO, the Company has developed 17 additional Multifamily Properties, and two Office Properties, and has disposed of nine properties, all through tax-deferred, like-kind exchanges. Additionally, the Company maintains non-controlling partial interests of 15% to 50% in ten operating properties. The 111 Properties owned by the Company at December 31, 1999 consisted of 52 Multifamily Properties, 18 Office Properties, and 41 Retail Properties, as described in more detail below.

                              Summary of Properties

                                          Units/          Property        Total 1999       Percentage
                          Number of        GLA/          Revenue (2)       Property       Occupancy at
 Type of Property         Properties      NRA (1)       (in thousands)    Revenue (2)    Dec. 31, 1999 (3)
----------------------   -----------   -------------   ---------------   ------------   -----------------

 Multifamily                     52          16,415 (4)     $ 116,330          40.0%         93.9%
 Office                          18       3,137,509 (5)        41,067          14.1%         93.3%
 Retail                          41      13,947,410 (6)       133,752          45.9%         89.9%
                         -----------                   ---------------   ------------
     Total                      111                         $ 291,149         100.0%
                         ===========                   ===============   ============

(1) Units (in this table only) refers to multifamily apartment units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 1999.
(2) Includes the Company's proportionate share of revenue from those Multifamily, Office and Retail Properties accounted for under the equity method, and the Company's share of the properties disposed of in 1999.
(3) Excludes the units/square feet of development or expansion phases of six Multifamily Properties, two Office Properties, and three Retail Properties that had not achieved stabilized occupancy as of December 31, 1999.
(4) Amount includes 1,949 units which the Company maintains a 15.0% ownership interest.
(5) Amount includes 65,840 square feet which the Company maintains a 33.33% ownership interest.
(6) Amount includes 1,124,291 square feet which the Company maintains a 50.0% ownership interest.

Multifamily Properties

          The 52 Multifamily Properties owned by the Company at December 31, 1999, contain a total of 16,415 garden-style apartments and range in size from 104 to 1,080 apartment units. Fourteen of the Multifamily Properties were acquired by the Company in connection with the Formation Transactions, and 29 Multifamily Properties have been acquired since the IPO. Also, since its IPO, the Company has developed 17 additional Multifamily Properties and disposed of eight Multifamily Properties. Twenty-three Multifamily Properties (containing a total of 7,697 apartment units) are located in Alabama, 16 Multifamily Properties (containing a total of 5,366 apartment units) are located in Florida, nine Multifamily Properties (containing a total of 1,938 apartments units) are located in Georgia, one Multifamily Property (containing a total of 328 apartment units) is located in Mississippi, two Multifamily Properties (containing a total of 764 apartment units) are located in South Carolina, and one Multifamily Property (containing 322 apartment units) is located in Texas. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the Multifamily Properties are managed by the Company.

         The following table sets forth certain additional information relating to the Multifamily Properties as of and for the year ended December 31, 1999.

                             Multifamily Properties

                                                                                    Average    Total Multifamily Percent of
                                         Year      Number   Approximate              Rental      Property       Total 1999
 Multifamily                           Completed     of     Rentable Area Percent     Rate     Revenue for       Property
 Property (1)              Location       (2)      Units (3)(Square Feet) Occupied  Per Unit      1999           Revenue (4)
----------------------- -------------- ---------- -------- ------------- -------- --------------------------    -----------

 Alabama:
 CG at Edgewater         Huntsville    1990           500       541,650    90.2%      680         3,568,657           1.2%
 CG at Galleria          Birmingham    1986/96      1,080     1,195,186    89.3%      666         7,549,207           2.6%
 CG at Galleria Woods    Birmingham    1994           244       260,720    96.3%      658         1,791,054           0.6%
 CG at Liberty Park      Birmingham    1999            44        43,780       (7)     987            64,856  (6)      0.0%
 CG at Madison           Huntsville    1999           200       199,000       (7)     753           534,509  (6)      0.2%
 CG at Mountain Brook (8)Birmingham    1987/91        392       392,700    94.4%      680         2,226,957  (8)      0.8%
 CG at Promenade         Montgomery    1999           144       143,280       (7)     796           367,458  (6)      0.1%
 CG at Riverchase        Birmingham    1984/91        468       745,840    90.8%      776         3,989,662           1.4%
 CG/CV at Inverness LakesMobile        1983/96        498       506,386    94.6%      614         3,502,926           1.2%
 Colony Park             Mobile        1975           201       129,600    91.5%      400           835,892           0.3%
 CV at Ashford Place     Mobile        1983           168       139,128    92.3%      517         1,000,381           0.3%
 CV at Cahaba Heights (8)Birmingham    1992           125       131,230    98.4%      705           784,884  (8)      0.3%
 CV at Hillcrest         Mobile        1981           104       114,400   100.0%      619           788,737           0.3%
 CV at Hillwood          Montgomery    1984           160       150,912    97.5%      562           990,881           0.3%
 CV at Huntleigh Woods   Mobile        1978           233       199,052    94.4%      460         1,218,201           0.4%
 CV at Inverness         Birmingham    1986/87/90     586       491,072    97.4%      588         3,924,860           1.3%
 CV at McGehee Place     Montgomery    1986/95        468       404,188    89.3%      559         2,688,016           0.9%
 CV at Monte D'Oro       Birmingham    1977           200       295,840    99.5%      658         1,607,116           0.6%
 CV at Research Park     Huntsville    1987/94        736       809,344    86.3%      610         4,567,061           1.6%
 CV at Rocky Ridge       Birmingham    1984           226       258,900    98.7%      640         1,529,280           0.5%
 CV at Trussville        Birmingham    1996/97        376       410,340    94.7%      699         2,891,258           1.0%
 Patio                   Auburn        1966/83/84     240       179,040    92.1%      421         1,105,853           0.4%
 Ski Lodge Tuscaloosa    Tuscaloosa    1976/92        304       273,056    97.0%      413         1,544,765           0.5%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - Alabama (23 Properties)            7,697     8,014,644    92.5%      624        49,072,471          16.8%
                                                  -------- ------------- -------- --------    --------------    -----------
 Florida:
 CG at Bayshore          Bradenton     1997           376       368,870    97.9%      731         3,269,156           1.1%
 CG at Carrollwood       Tampa         1966           244       286,080    99.6%      835         2,295,220           0.8%
 CG at Citrus Park       Tampa         1999           176       200,288    94.3%      878         1,480,260  (6)      0.5%
 CG at Cypress Crossing  Orlando       1999           250       314,596    93.6%      975         2,566,739  (6)      0.9%
 CG at Gainesville       Gainesville   1989/93/94     560       488,624    97.7%      750         4,793,642           1.6%
 CG at Heather Glen      Orlando       1999           228       226,860       (7)     866           572,414  (6)      0.2%
 CG at Heathrow          Orlando       1997           312       370,028    93.3%      910         3,337,699           1.1%
 CG at Hunter's Creek    Orlando       1997           496       624,464    96.0%      889         5,057,741           1.7%
 CG at Kirkman (9)       Orlando       1991             -             -        -        -           805,462  (9)      0.3%
 CG at Lakewood Ranch    Sarasota      1999           288       301,656    95.8%      907         1,992,614  (6)      0.7%
 CG at Palm Aire         Sarasota      1991           248       251,504    97.2%      814         2,307,676           0.8%
 CG at Palma Sola        Bradenton     1992           340       291,796    91.2%      709         2,593,782           0.9%
 CG at Ponte Vedra (8)   Jacksonville  1988           240       211,640    93.3%      705         1,358,704  (8)      0.5%
 CV at Cordova           Pensacola     1983           152       116,400    97.4%      522           926,026           0.3%
 CV at Lake Mary         Orlando       1991/95        504       431,396    98.4%      679         4,200,380           1.4%
 CV at Oakleigh          Pensacola     1997           176       185,680    91.0%      722         1,509,376           0.5%
 CV at River Hills (8)   Tampa         1991/97        776       690,312    91.3%      632         4,253,500  (8)      1.5%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - Florida (16 Properties)            5,366     5,360,194    95.8%      770        43,320,391          14.8%
                                                  -------- ------------- -------- --------    --------------    -----------
 Georgia:
 CG at Barrington (8)    Macon         1996           176       191,940    99.4%      688         1,015,579  (8)      0.3%
 CG at Spring Creek      Macon         1992/94        296       328,032    93.2%      637         2,165,618           0.7%
 CG at Wesleyan          Macon         1997           328       382,946    94.2%      724         2,225,918           0.8%
 CV at North Ingle       Macon         1983           140       133,338    88.6%      562           804,267           0.3%
 CV at Stockbridge (8)   Stockbridge   1993/94        240       253,200    91.3%      744         1,338,734  (8)      0.5%
 CV at Timothy Woods     Athens        1996           204       211,444    98.0%      752         1,665,469           0.6%
 CV at Vernon Marsh      Savannah      1986/87        178       151,226    97.2%      629         1,321,736           0.5%
 CV at Walton Way        Augusta       1984           256       254,264       (7)     560         1,391,302  (6)      0.5%
 CV at White Bluff       Savannah      1986           120       108,288    95.8%      640           930,903           0.3%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - Georgia (9 Properties)             1,938     2,014,678    97.0%      665        12,859,526           4.5%
                                                  -------- ------------- -------- --------    --------------    -----------
                                                  -------- ------------- -------- --------    --------------    -----------
 Mississippi:
 CG at Natchez Trace     Jackson       1995/97        328       342,800    98.2%      658         2,493,318           0.9%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - Mississippi (1 Property)             328       342,800    98.2%      658         2,493,318           0.9%
                                                  -------- ------------- -------- --------    --------------    -----------
 South Carolina:
 CV at Ashley Plantation Bluffton      1998           414       425,095       (7)     777         2,918,196  (6)      1.0%
 CV at Caledon Wood      Greenville    1995/96        350       348,305    94.6%      709         2,609,160           0.9%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - South Carolina (2 Properties)        764       773,400    94.6%      746         5,527,356           0.9%
                                                  -------- ------------- -------- --------    --------------    -----------
                                                  -------- ------------- -------- --------    --------------    -----------
 Texas:
 CV at Haverhill         San Antonio   1997           322       326,914    88.5%      884         3,056,624           1.0%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - Texas (1 Property)                   322       326,914    88.5%      884         3,056,624           1.0%
                                                  -------- ------------- -------- --------    --------------    -----------
                                                                         --------
      TOTAL (52 Properties)                        16,415    16,832,630    93.9%    $ 688 (5) $ 116,329,686          40.0%
                                                  ======== ============= ======== ========    ==============    ===========

(footnotes on next page)

(1) All Multifamily Properties are 100% owned by the Company with the exception of the properties noted in (8) below. In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3) Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 1999.
(4) Percent of Total 1999 Property Revenue represents the Multifamily Property's proportionate share of all revenue from the Company's 111 Properties, including the partially owned properties.
(5) Represents weighted average rental rate per unit of the 52 Multifamily Properties at December 31, 1999.
(6) Represents revenues from the date of the Company's development/ expansion of this Property in 1999 through December 31, 1999.
(7)  Expanded or newly developed property currently undergoing lease-up.
(8) These properties were sold by the Company during 1999 to a joint venture formed by the Company and an unrelated party. The Company holds a 15% non-controlling interest in this joint venture.
(9)  This property was sold during 1999.

         The following table sets forth the total number of apartment units, percent leased and average base rental rate per apartment unit as of the end of each of the last five years for the Multifamily Properties:


                                                                    Average Base
                               Number              Percent          Rental Rate
     Year-End                of Units (1)         Leased (2)          Per Unit
     --------                ------------         -----------         --------
 December 31, 1999               16,415                93.9%            $688
 December 31, 1998               15,381                93.5%            $642
 December 31, 1997               13,759                93.8%            $631
 December 31, 1996               13,617                94.8%            $579
 December 31, 1995               11,239                95.7%            $552


(1) Units (in this table only) refers to multifamily apartment units owned at year end, which includes 1,949 units partially owned by the Company at December 31, 1999.
(2) Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.


Office Properties

         The 18 Office Properties owned by the Company at December 31, 1999, contain a total of approximately 3.1 million rentable square feet. Fifteen of the Office Properties are located in Alabama (representing 71% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and two are located in Florida. The Office Properties range in size from approximately 30,000 square feet to 536,000 square feet. Five of the Office Properties were developed by Colonial, four of the Properties were acquired at various times between 1980 and 1990, eight of the Properties were acquired in 1997 and 1998, and one of the Properties was acquired in 1999. All of the Office Properties are managed by the Company.

         The following table sets forth certain additional information relating to the Office Properties as of and for the year ended December 31, 1999.

                                Office Properties

                                                                                               Average
                                                                                                Base
                                                               Net                              Rent
                                                             Rentable                            Per       Total Office  Percent of
                                                    Year       Area               Total         Leased        Property   Total 1999
 Office                                           Completed   Square   Percent  Annualized      Square      Revenue for   Property
 Property (1)                          Location      (2)       Feet    Leased   Base Rent(2)     Foot        1999 (3)    Revenue (4)
-----------------------------------  ------------ ---------- --------  ------- ------------  -----------  --------------   -------

Alabama:
Interstate Park                      Montgomery   1982-85/89  226,992   97.3%  $  2,950,332    $  13.86  $  3,126,350        1.0%
Riverchase Center                    Birmingham   1984-88     304,731   92.6%     2,818,325        9.98     3,355,926        1.1%
International Park                   Birmingham   1987/89     109,810   99.6%     1,377,267       14.97     1,390,077        0.5%
1800 International Park (8)          Birmingham         1999  146,128    (7)            (7)         (7)        23,615(6)     0.0%
Colonial Plaza                       Birmingham         1982  178,617   69.3%     1,950,429       16.62     1,776,589        0.6%
Progress Center                      Huntsville   1983-91     224,329   98.1%     2,088,741        9.48     2,231,219        0.8%
Lakeside Office Park                 Huntsville   1989/90     121,520   91.8%     1,454,016       13.07     1,522,745        0.5%
AmSouth Center                       Huntsville         1990  154,421   94.5%     2,588,088       17.73     3,192,903        1.1%
Colonial Center at Research Park     Huntsville         1999  131,686    (7)            (7)         (7)       214,887(6)     0.1%
250 Commerce St                      Montgomery   1904/81      36,935   100.0%      401,544       10.86       427,112        0.1%
Anderson Block (5)                   Montgomery   1981/83      33,589    97.7%      110,101       10.06       124,109        0.0%
Land Title Bldg                      Birmingham         1975   32,251   100.0%      131,481       12.23       149,381        0.1%
Independence Plaza                   Birmingham         1979  105,805    89.4%    1,313,797       13.89     1,491,927        0.5%
Shades Brook Building                Birmingham         1979   34,410    83.9%      444,969       15.42       433,696        0.1%
Emmett R. Johnson Building           Birmingham   1982/95     162,763    94.4%    2,535,499       16.51     1,436,632(6)     0.5%
Perimeter Corporate Park             Huntsville   1986/89     234,465    85.1%    2,858,070       14.33     3,400,453        1.2%
                                                              -------  --------  ------------   ---------- -------------     ----
     Subtotal-Alabama (15 Properties)                       2,238,452    91.4%   23,022,659       13.21     24,297,621       8.2%
                                                              -------  --------  ------------   ---------- -------------     ----
Florida:
Concourse Center                     Tampa        1981/85     291,400    97.2%    4,567,104       16.12     4,690,782        1.6%
University Park Plaza                Orlando            1985   71,945    90.5%      950,796       14.93     1,015,187        0.3%
                                                              -------  --------  ------------    --------- -------------     ----
     Subtotal-Florida (2 Properties)                          363,345    95.9%    5,517,900       15.90     5,705,969        1.9%
                                                              -------  --------   -----------    --------- -------------     ----
Georgia:
Colonial Center at Mansell Overlook  Atlanta   1987/96/97     535,712    98.4%   10,787,855       22.53    11,063,385        3.8%
                                                              -------  --------  ------------    --------- -------------     ----
     Subtotal-Georgia (1 Property)                            535,712    98.4%   10,787,855       22.53    11,063,385        3.8%
                                                              -------  --------  ------------    --------- -------------     ----
     TOTAL (18 Properties)                                  3,137,509    93.3%  $39,328,414     $ 15.29   $41,066,975       14.1%
                                                              =======  ========  ============    ========= =============     ====


(1) All Office Properties are 100% owned by the Company with the exceptions of Anderson Block and Land Title Building, which are each 33.33% owned by the Company.
(2) Year initially completed and, where applicable, most recent year in which the Property was substantially renovated or in which an additional phase of the Property was completed.
(3) Total 1999 Office Property revenue is the Company's share (based on its percentage ownership of the property) of total Office Property revenue, unless otherwise noted. However, amounts exclude $530,544 of straight-line rents reflected in the Company's Consolidated Financial Statements for the period ended December 31, 1999.
(4) Percent of Total 1999 Property Revenue represents the Office Property's proportionate share of all revenue from the Company's 111 Properties.
(5)  The Company has a leasehold interest in this Property.
(6) Represents revenues from the date of the Company's acquisition of this Property in 1999 through December 31, 1999.
(7) These properties were recently developed and are currently undergoing lease-up.
(8) This property is located within the International Park office complex and is included in the property total with International Park.

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1999, for the Office Properties (including all lease expirations for partially-owned Properties).

                                Net Rentable    Annualized    Percent of Total
      Year of     Number of     Area Of        Base Rent of   Annual Base Rent
     Lease       Tenants with  Expiring Leases   Expiring     Represented by
     Expiration  Expiring Lease(Square Feet) (1Leases (1)(2)  Expiring Leases(1)
---------------------------------------------------------------------------------

    2000             161          632,280         8,095,029           20.6%
    2001              73          400,515         5,705,864           14.5%
    2002              81          424,057         6,115,747           15.6%
    2003              54          438,179         6,654,753           16.9%
    2004              56          365,716         5,565,872           14.2%
    2005              18          274,475         3,084,551            7.8%
    2006               7          133,015         1,695,560            4.3%
    2007               5           58,397           959,765            2.4%
    2008               3           26,486           503,363            1.3%
    2009               6           52,749           899,910            2.3%
    Thereafter         4           35,000            48,000            0.1%
                ---------     ------------    --------------     -----------
                     468        2,840,869       $39,328,414          100.0%
                =========     ============    ==============     ===========

(1)  Excludes  297,000  square feet of space not leased as of December 31, 1999.
(2) Annualized base rent is calculated using base rents as of December 31, 1999.

         The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the Office Properties:

                                                                    Average Base
                          Rentable Area          Total          Rent Per Leased
   Year-end             (Square Feet)(2)     Percent Leased      Square Foot (1)
   --------               -------------      --------------      ---------------
December 31, 1999           3,138,000            93.3%                 $15.29
December 31, 1998           2,707,000            92.2%                 $14.58
December 31, 1997           1,859,000            95.5%                 $12.18
December 31, 1996           1,009,000            97.4%                 $13.80
December 31, 1995           1,009,000            94.0%                 $13.52
-----------------

(1) Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.
(2) Rentable square feet includes 65,840 square feet that is partially owned by the Company at December 31, 1999.



Retail Properties

          The 41 Retail Properties owned by the Company at December 31, 1999, contain a total of approximately 13.9 million square feet (including space owned by anchor tenants). Twelve of the Retail Properties are located in Alabama, twelve are located in Florida, seven are located in Georgia, six are located in North Carolina, one is located in South Carolina, one is located in Tennessee, and two are located in Virginia. The Retail Properties consist of 16 enclosed regional malls, two power centers, and 23 neighborhood shopping centers. Nine of the 40 Retail Properties were originally developed by the Company, 31 were acquired between 1994 and 1998, and one was acquired in 1999. All of the Retail Properties are managed by the Company.

         The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 1999.

                                Retail Properties

                                                                                                        Average
                                                                                                         Base
                                                               Gross                                     Rent
                                                             Leasable                                    Per   Total Retail   % of
                                                   Year        Area        Number             Total     Leased  Property  Total 1999
 Retail                                          Completed    (Square        Of   Percent   Annualized  Square Revenue for  Property
 Property (1)                       Location        (2)      Feet) (3)     Stores Leased (3)Base Rent   Foot(4)   1999(10)Revenue(5)
----------------------------------------------------------------------------------------------------------------------------  -----

 Alabama:
 Colonial Mall Decatur              Decatur      1979/89       494,895         59    86.9% $ 3,507,389 $ 16.92    5,541,189    1.9%
                                                                80,866 (6)
 Brookwood Village Mall             Birmingham   1973/91       460,599         66       (8)  3,824,878   14.66    6,831,926    2.3%
                                                               231,953 (6)
 Colonial Mall Gadsden              Gadsden      1974/91       490,898         62    94.5%   3,004,299   16.54    5,049,928    1.7%
 Colonial Mall Auburn/Opelika       Auburn       1973/84/89    399,889         61    89.5%   2,668,936   17.61    4,349,120    1.5%
 Colonial Promenade Montgomery      Montgomery   1990/97       273,196         40    92.7%   2,588,512            3,170,784    1.1%
                                                               146,121 (6)
 Colonial Shoppes McGehee           Montgomery   1986           54,638         17    61.9%     426,509   12.58      567,512    0.2%
                                                                50,000 (6)
 Colonial Shoppes Bellwood          Montgomery   1988           42,762         20    82.3%     456,145   11.83      590,142    0.2%
                                                                50,000 (6)
 Old Springville                    Birmingham   1982           63,707         12    46.1%     214,559    8.29      257,573    0.1%
 Colonial Shoppes Inverness         Birmingham   1984           28,243          5   100.0%     432,188   12.66      537,287    0.2%
 Olde Town                          Montgomery   1978/90        38,822         16    86.4%     322,033   10.22      420,136    0.1%
 Colonial Promenade Tutwiler Farm(8)Birmingham   Development         -          -        -           -       -      134,836    0.0%
 Bel Air Mall                       Mobile       1966/90/97  1,099,041        106    87.2%   7,859,254   14.97   11,998,379    4.1%
                                                               333,990 (6)
 Parkway City Mall                  Huntsville   1975          415,440         44       (8)  1,329,513   11.35    1,518,461    0.5%
 P&S Building (9)                   Gadsden     1946/76/91      39,560          1   100.0%     178,020    4.50      178,020    0.1%

                                                            -----------   --------------------------------------------------  -----
     Subtotal-Alabama (12 Properties)                        4,794,620        509    87.5%  26,812,235   15.03   41,145,293   14.1%
                                                            -----------   --------------------------------------------------  -----
 Florida:
 Colonial Promenade University Park Orlando      1986/89       399,111         36    81.4%   2,483,362   14.98    3,857,249    1.3%
 Colonial Promenade Tuskawilla      Orlando      1990          217,209         27    94.1%   1,320,904   13.19    1,840,898    0.6%
 Colonial Promenade Burnt Store     Punta Gorda  1990          198,918         29    92.2%   1,368,434   12.38    1,581,461    0.5%
 Colonial Promenade Winter Haven    Orlando      1986          197,472         23    86.4%   1,296,058   12.68    1,829,071    0.6%
 Northdale Court                    Tampa        1988          192,726         24       (8)    981,663   12.50    1,339,272    0.5%
                                                                55,000 (6)
 Colonial Promenade Bear Lake       Orlando      1990          131,552         20    46.4%     745,046   13.14      984,413    0.3%
 Colonial Shoppes Paddock Park      Ocala        1988           87,136         17    96.8%     709,143   12.97      916,052    0.3%
 Colonial Promenade Bardmoor VillageSt. Petersbur1981          152,667         30    75.3%   1,201,320   15.46    1,729,879    0.6%
 Colonial Promenade Hunter's Creek  Orlando      1993/95       222,485         26    95.8%   1,871,614   14.71    2,543,897    0.9%
 Colonial Promenade Wekiva          Orlando      1990          209,398         26    90.8%   1,825,929   12.97    2,569,181    0.9%
 Colonial Promenade Lakewood        Jacksonville 1995          193,833         50    96.2%   1,685,106   11.39    2,312,432    0.8%
 Orlando Fashion Square             Orlando      1973/89/93    708,851        131    92.6%   9,997,980   25.87    8,584,676    2.9%
                                                               361,432 (6)
                                                            -----------   --------------------------------------------------  -----
     Subtotal-Florida (12 Properties)                        3,327,790        439    87.6%  25,486,559   18.07   30,088,481   10.3%
                                                            -----------   --------------------------------------------------  -----
 Georgia:
 Macon Mall                         Macon        1975/88/97    758,399        158    90.6%  10,546,232   22.81   17,743,446    6.1%
                                                               682,160 (6)
 Colonial Promenade Beechwood       Athens       1963/92       343,569         47    90.7%   2,415,421   10.24    2,977,491    1.0%
 Britt David                        Columbus     1990          109,630          9    98.5%     273,458   12.73      941,410    0.3%
 Colonial Mall Lakeshore            Gainesville  1984-97       518,115         69    91.9%   3,663,564   18.26    5,989,399    2.1%
 Colonial Mall Valdosta             Valdosta     1982-85       327,249         57    95.1%   3,042,992   16.69    5,972,488    2.1%
                                                                73,723 (6)
 Colonial Mall Glynn Place          Brunswick    1986          281,901         57    84.2%   2,800,795   17.49    4,117,877    1.4%
                                                               225,549 (6)
 Village at Roswell Summit          Atlanta      1988           25,510          9   100.0%     293,071   14.56      470,679    0.2%

                                                            -----------   --------------------------------------------------  -----
     Subtotal-Georgia (7 Properties)                         3,345,805        406    90.7%  23,035,533   18.56   38,212,790   13.2%
                                                            -----------   --------------------------------------------------  -----
 North Carolina:
 Colonial Mall Burlington           Burlington   1969/86/94    412,697         57    94.6%   2,772,983   16.26    5,406,600    1.9%
 Mayberry Mall                      Mount Airy   1968/86       150,823         22    97.1%     806,451   10.91    1,148,697    0.4%
                                                                57,843 (6)
 Plaza Mall                         Greenville   1965/89/99    421,453         61    96.7%   3,531,909   17.22    1,924,725(7) 0.7%
                                                                46,051 (6)
 Colonial Shoppes Quaker            Greensboro   1968/88/97    103,548         29    93.7%     964,165   12.97    1,422,639    0.5%
 Colonial Shoppes Yadkin            Yadkinville  1971/97        90,917         11    90.7%     609,923    7.00      707,123    0.2%
 Colonial Shoppes Stanly            Locust       1987/96        46,970          8   100.0%     255,445    7.84      285,951    0.1%
                                                            -----------   --------------------------------------------------  -----
     Subtotal-North Carolina (6 Properties)                  1,330,302        188    95.6%   8,940,876   14.51   10,895,735    3.7%
                                                            -----------   --------------------------------------------------  -----
 South Carolina:
 Colonial Mall Myrtle Beach         Myrtle Beach 1986          486,493         72    92.5%   4,261,940   20.28    8,346,881    2.9%
                                                            -----------   --------------------------------------------------  -----
     Subtotal-South Carolina (1 Property)                      486,493         72    92.5%   4,261,940   20.28    8,346,881    2.9%
                                                            -----------   --------------------------------------------------  -----
 Tennessee:
 Rivermont Shopping Center          Chattanooga  1986/97        73,539         10    95.4%     385,290    6.43      503,190    0.2%
                                                             -----------   --------------------------------------------------  -----
     Subtotal-Tennessee (1 Property)                            73,539         10    95.4%     385,290    6.43      503,190    0.2%
                                                            -----------   --------------------------------------------------  -----
 Virginia:
 Colonial Mall Staunton             Staunton     1969/86/97    423,177         50    91.8%   1,925,376   10.98    3,289,907    1.1%
 Colonial Promenade Abington        Abingdon     1987/96       165,684         18   100.0%   1,015,969   10.31    1,270,073    0.4%
                                                            -----------   --------------------------------------------------  -----
     Subtotal-Virginia (2 Properties)                          588,861         68    94.1%   2,941,345   10.78    4,559,980    1.6%
                                                            -----------   --------------------------------------------------  -----
     Total (41 Properties)                                  13,947,410      1,692    89.9% $91,863,778 $ 16.66 $133,752,350   45.9%
                                                            ===========   ==================================================  =====
(footnotes on next page)

(1) All Retail Properties are 100% owned by the Company, with the exception of Orlando Fashion Square and Parkway City mall, which are owned 50% by the Company.
(2) Year initially completed and, where applicable, year(s) in which the Property was substantially renovated or an additional phase of the Property was completed.
(3) Total GLA includes space owned by anchor tenants, but Percent Leased excludes such space.
(4)  Includes specialty store space only.
(5) Percent of Total 1999 Property Revenue represents the Retail Property's proportionate share of all revenue from the 111 Properties.
(6)  Represents space owned by anchor tenants.
(7) Represents revenues from the date of the Company's acquisition of the Property in 1999 through December 31, 1999.
(8) This property is currently under development and is not included in the property total.
(9) This property is located on the premises of the Colonial Mall Gadsden and is included in the property total with Colonial Mall Gadsden.
(10) Amount excludes $710,400 of straight-line rents reflected in the Company's Consolidated Financial Statements for the period ended December 31, 1999.


         The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:


                                  Gross                            Average
                              Leasable Area       Percent       Base Rent Per
    Year-End                (Square Feet) (1)     Leased   Leased Square Foot(2)
    --------                -----------------     ------   ---------------------
December 31, 1999             13,947,000           89.9%            $16.66
December 31, 1998             11,105,000           91.9%            $14.48
December 31, 1997              8,880,000           93.3%            $14.38
December 31, 1996              4,856,000           93.8%            $14.66
December 31, 1995              3,758,000           93.1%            $13.23

(1)      Excludes 2,395,000 square feet of space owned by anchor tenants.
(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1999, for the Retail Properties:

                                   Net Rentable       Annualized       Percent of Total
  Year of         Number of           Area Of         Base Rent of     Annual Base Rent
   Lease         Tenants with      Expiring Leases     Expiring        Represented by
 Expiration      Expiring Leases   (Square Feet) (1)  Leases (1)(2)    Expiring Leases (1)
-------------------------------------------------------------------------------------

2000                      375          1,217,885       12,565,084         13.7%
2001                      208            744,002        8,024,893          8.7%
2002                      247            770,532       10,017,682         10.9%
2003                      170            802,113        7,520,417          8.2%
2004                      174          1,361,508        9,137,176          9.9%
2005                      100            322,579        5,671,149          6.2%
2006                      101          1,167,922        7,818,020          8.5%
2007                      113          1,171,862        8,365,703          9.1%
2008                       66            508,596        5,272,415          5.7%
2009                       59            560,417        4,959,719          5.4%
Thereafter                 79          3,546,539       12,511,520         13.6%
                --------------    ---------------    -------------    ----------
                        1,692         12,173,955     $ 91,863,778        100.0%
                ==============    ===============    =============    ==========



(1) Excludes 2,395,000 square feet of space owned by anchor tenants and 1,883,000 square feet of space not leased as of December 31, 1999.
(2) Annualized base rent is calculated using base rents as of December 31, 1999.


Undeveloped Land

         The  Company  owns  nine   undeveloped   land  parcels   consisting  of
approximately 175.0 acres (collectively, the "Land"). Land adjacent to Multifamily Properties typically will be considered for potential development of another phase of an existing Multifamily Property if the Company determines that the particular market can absorb additional apartment units. The Company currently owns one such parcel. For expansions at Retail Properties, the Company owns parcels both contiguous to the boundaries of Retail Properties, which would accommodate expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions or free standing retailers. The Company owns two such parcels.


Property Markets

         The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 1999.

                     Geographic Concentration of Properties

                                                                                Percent
                   Units                                         Total         Of Total
                  (Multifamily)   GLA            NRA         1999 Property     1999 Property
    State           (1)        (Retail) (2)   (Office)(3)       Revenue         Revenue
--------------   ----------   ------------   ------------   ---------------   --------------

 Alabama             7,697      4,794,620      2,238,452     $ 114,515,385         39.4%
 Florida             5,366      3,327,790        363,345        79,114,841         27.2%
 Georgia             1,938      3,345,805        535,712        61,635,459         21.2%
 Mississippi           328            -0-            -0-         2,493,318          0.9%
 North Carolina        -0-      1,330,302            -0-        10,895,735          3.7%
 South Carolina        764        486,493            -0-        13,874,237          4.8%
 Tennessee             -0-         73,539            -0-           503,190          0.2%
 Texas                 322            -0-            -0-         3,056,624          1.0%
 Virginia              -0-        588,861            -0-         4,559,980          1.6%
                 ----------   ------------   ------------   ---------------   -----------
     Total          16,415     13,947,410      3,137,509     $ 290,648,769        100.0%
                 ==========   ============   ============   ===============   ===========

(1)      Units (in this table only) refer to multifamily apartment units.
(2)      GLA refers to gross leaseable area of retail space.
(3)      NRA refers to net rentable area of office space.

         The Company believes that the demographic and economic trends and conditions in the markets where the Properties are located indicate a potential for continued growth in property net operating income. The Properties are located in a variety of distinct submarkets within Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham, Huntsville and Montgomery, Alabama, Orlando, Tampa and Sarasota/Bradenton, Florida, and Macon and Atlanta, Georgia, are the Company's primary markets. The Company believes that its markets in these nine states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, office, and retail properties.


Mortgage Financing

         Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of the Company are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 1999, of approximately $1.04 billion carrying a weighted average interest rate of 7.15% and a weighted average maturity of 7.0 years. The mortgage indebtedness on the Properties as of December 31, 1999, is set forth in the table below:

                         Mortgage Debt and Notes Payable

                                                                     Anticipated
                                                                     Annual Debt
                                                   Principal        Service                    Estimated
                                     Interest     Balance (as of    (1/1/00-      Maturity     Balance Due
 Property (1)                           Rate       12/31/99)       12/31/00)      Date (2)     on Maturity
-----------------------------------  ----------  --------------  --------------  ----------   ------------
 Multifamily Properties:
     CG at Carrollwood                  7.490%      10,200,000       $ 763,980    08/27/09    $10,200,000
     CG at Natchez Trace                7.950%       6,795,394         612,387    09/01/35         47,813
     CG at Natchez Trace                8.000%       4,050,445         371,424    02/01/37         29,071
     CV at Rocky Ridge                  5.900%       6,000,000         354,000    08/01/02 (4)  6,000,000
     CV at Rocky Ridge                  7.625%       1,146,667         208,731    08/01/02        841,667
     CG at Galleria Woods               6.910%       9,708,854         771,155    07/01/09      8,459,760
     CV at Inverness                    3.980%       9,900,000         495,587    07/01/26 (5)  9,900,000
     CV at Inverness Lakes              5.900%       4,000,000         236,000    08/01/02 (4)  4,000,000
     CV at Inverness Lakes              7.625%       1,495,000         197,022    08/01/02      1,234,167
     CG at Galleria                     3.980%      22,400,000       1,041,395    07/01/26 (5) 22,400,000
     CG at Research Park                3.980%      12,775,000         592,942    07/01/26 (5) 12,775,000
     CV at White Bluff                  3.980%       4,500,000         212,175    07/01/26 (5)  4,500,000
     CV at Vernon Marsh                 3.980%       3,400,000         165,201    07/01/26 (5)  3,400,000
     CV at Hillwood                     5.900%       3,330,000         196,470    08/01/02 (4)  3,300,000
     CV at Hillwood                     7.625%       1,430,000         211,436    08/01/02      1,179,167

 Retail Properties:
     Colonial Promenade Hunter's Creek  8.800%       9,925,950       1,060,640    10/01/01      9,578,044
     Mayberry Mall                      9.220%       3,294,223         362,823    10/01/01      3,237,064
     Colonial Promenade Montgomery      7.490%      12,250,000         917,525    07/01/00     12,250,000
     Rivermont Shopping Center         10.125%       1,587,738         270,113    09/01/08         52,091
     Colonial Promenade Unversity Park  7.490%      21,500,000       1,617,050    03/05/05     21,500,000
     Village at Roswell Summit          8.930%       1,603,043         159,515    09/01/05      1,401,860

 Office Properties:
     Interstate Park                    8.500%       3,910,807         643,623    08/01/03      2,648,144
     Riverchase Center                  7.880%       7,981,452       8,621,945    12/01/00      7,766,043
     Colonial Center 100 at Mansell
       Overlook                         8.625%      13,732,487       1,305,949    01/10/08     15,285,811
     Colonial Center at Mansell Overlook8.250%      17,255,156      15,149,832    06/01/00     13,692,324
     Perimeter Corporate Park           8.680%       5,347,697         610,230    12/01/03      4,858,772

 Other debt:
     Land Loan                          7.580%         610,772         610,722    09/30/00        610,722
     Line of Credit                     7.430% (7) 228,337,000      13,434,213    07/10/00 (8)228,337,000
     Unsecured Senior Notes             7.500%      65,000,000       4,868,724    07/15/01     65,000,000
     Unsecured Senior Notes             8.050%      65,000,000       5,213,989    07/15/06     65,000,000
     Unsecured Senior Notes             7.000%     175,000,000      12,250,008    07/15/06     65,000,000
     Medium Term Notes                  7.050%      50,000,000       3,525,000    12/15/03     50,000,000
     Medium Term Notes                  7.160%      50,000,000       3,580,000    01/17/03     50,000,000
     Medium Term Notes                  6.960%      75,000,000       5,220,000    07/26/04     75,000,000
     Medium Term Notes                  6.960%      25,000,000       1,740,000    08/01/05     25,000,000
     Medium Term Notes                  6.980%      25,000,000       1,745,000    09/26/05     25,000,000
     Medium Term Notes                  8.190%      25,000,000       2,047,500    08/01/05     25,000,000
     Medium Term Notes                  7.930%      57,500,000       4,559,750    09/26/05     25,000,000
     Unamortized Discount on Senior Notes           (1,104,853)                                (1,104,853)
                                                 --------------  --------------               ------------
 TOTAL                                         $ 1,039,862,832    $ 95,944,056                $878,379,667
                                                 ==============  ==============               ============

(1) As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) All of the mortgages can be prepaid at any time, subject to prepayment penalties calculated typically on a percentage basis, except for the mortgages encumbering CV at Rocky Ridge, CV at Inverness Lakes, and CV at Hillwood, which are closed to prepayment for varying lengths of time.
(3) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2007.
(4) These loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable interest rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these three was 3.93% at December 31, 1999. On February 15, 1999, the Company entered into an interest rate swap for these bonds at a rate of 3.23%.
(5) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.
(6) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2010.
(7) This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread that ranges from 80 to 135 basis points. At December 31, 1999, the line of credit facility bore interest at a rate of 95 basis points above LIBOR. The facility also includes a competitive bid feature that allows the Company to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 1999, there were no amounts outstanding under the competitive bid feature.
(8) This credit facility has a term of two years beginning in July 1998 and provides for a two-year amortization in the event of non-renewal. On January 4, 1999, the Company entered into an interest rate swap for $50.0 million of its line of credit at 4.97% plus 80 to 135 basis points. Additionally, on May 4, 1999, the Company entered into an interest rate swap for $25.0 million on its line of credit at a rate of 5.07%.

         In addition to the foregoing mortgage debt, the six Multifamily Properties, two Office Properties and two Retail Properties in which the Company owns partial interests (and which therefore are not consolidated in the financial statements of the Company) also are subject to existing mortgage indebtedness. The Company's pro-rata share of such indebtedness as of December 31, 1999, was $49,027,000, which carried a weighted average interest rate of 7.1%. The maturity dates of these loans range from February 1, 2000 to October 1, 2009 and as of December 31, 1999, the loans had a weighted average maturity of 9.9 years.

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


Item 4.           Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the Company's shareholders during the fourth quarter of 1999.




                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder
                  Matters.

         The following sets forth the high and low sale prices for the Common Shares for each quarter in the two-year period ended December 31, 1999, as reported by the New York Stock Exchange Composite Tape, and the dividends paid by the Company with respect to each such period.

       Calendar Period              High               Low         Distribution

 1999:
 First Quarter.................$   28.125..........$  24.438          $ .58
 Second Quarter................$   28.875..........$  25.563          $ .58
 Third Quarter.................$   28.563..........$  26.313          $ .58
 Fourth Quarter................$   27.125..........$  21.750          $ .58

1998:
 First Quarter.................$   31.875..........$  29.438          $ .55
 Second Quarter................$   32.188..........$  29.188          $ .55
 Third Quarter.................$   31.188..........$  24.000          $ .55
 Fourth Quarter................$   29.000..........$  24.625          $ .55



         On March 8, 2000, the last reported sale price of the Common Shares on the NYSE was $23.875. On March 8, 2000, the Company had approximately 657 shareholders of record.

Item 6.           Selected Financial Data.

         The information required by this item is hereby incorporated by reference to the material appearing in the 1999 annual report to shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Information."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this item is hereby incorporated by reference to the material appearing in the Annual Report to Shareholders, filed as Exhibit 13.1 hereto, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                    PART III

Item 10.          Trustees and Executive Officers of the Registrant.

         The information required by this item with respect to trustees and compliance with the Section 16(a) reporting requirements is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2000 (the "Proxy Statement") under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

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

                                     Part IV

Item 14.          Exhibits, Financial Schedule, and Reports on Form 8-K.

14(a)(1) and (2)  Financial Statements and Schedule

         Index to Financial Statements and Financial Statement Schedule

Financial Statements:

         The   following   financial   statements  of  the  Company  are  hereby
incorporated by reference to the Consolidated Financial Statements of Colonial Properties Trust appearing in the Annual Report to Shareholders:

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

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
                                 Cumulative Redeemable Preferred Shares
                                 of Beneficial Interest of the Company.
                    4.2          Articles Supplementary of Series 1998 Junior
                                 Participating Preferred Shares of
                                 Beneficial Interest of the Company.
                    4.3          Articles Supplementary of 8.875% Series B
                                 Cumulative Redeemable Perpetual
                                 Preferred Shares of the Company.
                   10.1          Third Amended and Restated Agreement of
                                 Limited Partnership of the Operating
                                 Partnership, as amended.
                 + 10.2.1        Registration   Rights   and   Lock-Up
                                 Agreement dated  September 29, 1993,  among the
                                 Company and the persons named therein.
             (psi) 10.2.2        Registration   Rights   and   Lock-Up
                                 Agreement  dated  March  25,  1997,  among  the
                                 Company and the persons named therein.
             (psi) 10.2.3        Registration   Rights   and   Lock-Up
                                 Agreement  dated  November  4, 1994,  among the
                                 Company and the persons named therein.
             (psi) 10.2.4        Registration   Rights   and   Lock-Up
                                 Agreement  dated  August  20,  1997,  among the
                                 Company and the persons named therein.
             (psi) 10.2.5        Registration   Rights   and   Lock-Up
                                 Agreement  dated  November  1, 1997,  among the
                                 Company and the persons named therein.
             (psi) 10.2.6        Registration   Rights   and   Lock-Up
                                 Agreement dated July 1, 1997, among the Company
                                 and the persons named therein.
             (psi) 10.2.7        Registration   Rights   and   Lock-Up
                                 Agreement dated July 1, 1996, among the Company
                                 and the persons named therein.
        (psi)(psi) 10.2.8        Registration Rights Agreement dated February
                                 23, 1999, among the Company, Belcrest Realty
                                 Corporation, and Belair Real Estate Corporation
        (psi)(psi) 10.2.9        Registration Rights and Lock-Up Agreement dated
                                 July 1, 1998, among the Company and the persons
                                 named therein.
        (psi)(psi) 10.2.10       Registration Rights and Lock-Up Agreement dated
                                 July 31, 1997, among the Company and the
                                 persons named therein.
        (psi)(psi) 10.2.11       Registration Rights and Lock-Up Agreement dated
                                 November 18, 1998, among the Company and the
                                 persons named therein.
        (psi)(psi) 10.2.12       Registration Rights and Lock-Up Agreement dated
                                 December 29, 1994, among the Company and the
                                 persons named therein.
                   10.2.13       Registration Rights and Lock-Up Agreement dated
                                 April 30, 1999, among the Company and the
                                 persons named therein.
                 @ 10.3.1++      Second Amended and Restated Employee Share
                                 Option and Restricted Share Plan.
               +/- 10.3.2++      Non-employee Trustee Share Option Plan.
             +/-+/-10.3.3++      Non-employee Trustee Share Plan.
                 @ 10.3.4++      Employee Share Purchase Plan.
                 + 10.4++        Non-employee Trustee Option Agreement.
                 + 10.5++        Employment Agreement between the Company and
                                 Thomas H. Lowder.
                 + 10.6++        Officers and Trustees Indemnification Agreement
                 + 10.7          Partnership Agreement of the Management
                                  Partnership.
                ** 10.8          Articles of Incorporation of the Management
                                 Corporation, as amended.
                 + 10.9          Bylaws of the Management Corporation.
                ++ 10.10         Credit Agreement between the Colonial Realty
                                 Limited Partnership and SouthTrust Bank,
                                 National Association, AmSouth Bank, N.A., Wells
                                 Fargo Bank, National Association, Wachovia
                                 Bank, N.A., First National Bank of Commerce,
                                 N.A., and PNC Bank, Ohio, National Association
                                 dated July 10, 1997, as amended on July 10,
                                 1997 and related promissory notes.
         (psi)(psi)10.11.1       Amendment to Credit Agreement dated July 10,
                                 1998.
         (psi)(psi)10.11.2       Second Amendment to Credit Agreement dated
                                 August 21, 1998.
                 + 10.12++       Annual Incentive Plan.
               ++++10.13         Indenture dated as of July 22, 1996, by and
                                 between Colonial Realty Limited Partnership and
                                 Bankers Trust Company, as amended
         (psi)(psi)10.13.1       First Supplemental Indenture dated as of
                                 December 31, 1998, by and between Colonial
                                 Realty Limited Partnership and Bankers Trust
                                 Company.
        (psi)(psi) 10.14         Rights Agreement dated as of November 2, 1998
                                 between Colonial Properties Trust and
                                 BankBoston, N.A.
                   10.15         Executive Unit Purchase Program - Program
                                 Summary
                   10.16         Form of Master Promissory Note
                   10.17         Form of Reimbursement Agreement dated January
                                 25, 2000 between Colonial Realty Limited
                                 Partnership and Employee Unit Purchase Plan
                                 participants.
                   13.1          Portions of the Annual Report to Shareholders
                                 incorporated by reference in Part II of this
                                 Form 10-K.
                   21.1          List of Subsidiaries.
                   23.1          Consent of PricewaterhouseCoopers LLP
                   27            Financial Data Schedules

--------------------
* Incorporated by reference to the Company's Form 8-K dated November 5, 1997. ** Incorporated by reference to the same titled and number exhibit in the
    Company's Annual Report on Form 10-K dated December 31, 1994.
(psi)Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1997.
+ Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-65954.
++ Management contract or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.
++ Incorporated by reference to the same titled and number exhibit in the Company's Quarterly Report on Form 10-Q dated June 30, 1997.
++++Incorporated  by  reference  to (i) Exhibit D to the Form 8-K dated July 19,
    1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.
@ Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-60333.
+/- Incorporated by reference to the Company's Registration Statement on Form
    S-8, No. 333-27203.
+/-+/-Incorporated by reference to the Company's Registration Statement on Form
      S-8, No. 333-27205.
@@ Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27201.
(phi)Incorporated by reference to the Company's Registration Statement Amendment No. 1 on Form S-3 dated November 20, 1997.
(psi)(psi)Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1998.


14(b)             Reports on Form 8-K

                  Reports on Form 8-K filed during the last quarter of 1999:
                           None.

14(c)                      Exhibits

                  The list of Exhibits filed with this report is set forth in response to Item 14(a)(3).

14(d)             Financial Statements

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                                   Colonial Properties Trust

                                                   By:   /s/ Thomas H. Lowder
                                                        ---------------------
                                                             Thomas H. Lowder
                                                        Chairman of the Board,
                                                        President, and Chief
                                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated on March 30, 2000.

                     Signature

         /s/  Thomas H. Lowder                           Chairman of the Board,
                                                         President, and Chief
---------------------------------------------------      Executive Officer
           Thomas H. Lowder

         /s/  Howard B. Nelson, Jr.                      Chief Financial Officer
---------------------------------------------------
           Howard B. Nelson, Jr.

                                                         Senior Vice President-
                                                         Chief Accounting
          /s/  Kenneth E. Howell                         Officer
---------------------------------------------------
           Kenneth E. Howell

         /s/  Carl F. Bailey                             Trustee
---------------------------------------------------
           Carl F. Bailey

         /s/  M. Miller Gorrie                           Trustee
---------------------------------------------------
           M. Miller Gorrie

         /s/  William M. Johnson                         Trustee
---------------------------------------------------
           William M. Johnson

         /s/  James K. Lowder                            Trustee
---------------------------------------------------
           James K. Lowder

         /s/  Herbert A. Meisler                         Trustee
---------------------------------------------------
           Herbert A. Meisler

         /s/  Claude B. Nielsen                          Trustee
---------------------------------------------------
           Claude B. Nielsen

         /s/  Harold W. Ripps                            Trustee
---------------------------------------------------
           Harold W. Ripps

         /s/  Donald T. Senterfitt                       Trustee
---------------------------------------------------
           Donald T. Senterfitt

                                  SCHEDULE III
                            COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                                                                                                                       Gross Amount
                                                                                                                        at Which
                                                                       Initial Cost to                                 Carried at
                                                                           Company                       Cost        Close of Period
                                                             -----------------------------------     Capitalized      --------------
                                                                                 Buildings and      Subsequent to
              Description                   Encumbrances           Land           Improvements       Acquisition            Land
---------------------------------------   ----------------   ----------------   ----------------   ----------------   --------------

 Multifamily:
      CG at Bayshore                                  -0-          1,265,561         10,196,833          9,576,866         2,433,387
      CG at Carrollwood                        10,200,000          1,464,000         10,657,840          1,472,780         1,464,000
      CG at Citrus Park                               -0-          1,323,593                -0-         11,232,173         1,328,323
      CG at Cypress Crossing                          -0-          8,781,859                -0-         12,588,090         2,125,136
      CG at Edgewater                                 -0-          1,540,000         12,671,606         13,335,474         2,602,325
      CG at Galleria                           22,400,000          4,600,000         39,078,925          2,688,756         4,600,000
      CG at Galleria II                               -0-            758,439          7,902,382             33,228           758,439
      CG at Galleria Woods                      9,708,854          1,220,000         12,480,949            492,655         1,220,000
      CG at Heathrow                                  -0-          2,560,661         17,612,990            399,383         2,560,661
      CG at Hunter's Creek                            -0-         33,264,022                -0-            596,637         5,308,112
      CG at Inverness Lakes                           -0-            641,334          8,873,906         (2,934,787)        1,136,762
      CG at Lakewood Ranch                            -0-          2,320,442                -0-         19,718,710         2,148,814
      CG at Natchez Trace                      10,845,839          1,312,000         16,568,050            252,514         1,317,591
      CG at Palm Aire                                 -0-          1,488,000         13,515,075            430,430         1,489,500
      CG at Palma Sola                                -0-          1,479,352                -0-         12,893,516         1,479,352
      CG at Research Park                      12,775,000          3,680,000         29,322,067          2,059,134         3,680,000
      CG at Riverchase                                -0-          2,340,000         25,248,548          1,582,306         2,340,000
      CG at Spring Creek                              -0-          1,184,000         13,243,975            393,612         1,184,000
      CG at Wesleyan                                  -0-            720,000         12,760,587          6,807,102         1,404,780
      Colony Park                                     -0-            409,401          4,345,599            748,351           409,406
      CV at Ashford Place                             -0-            537,600          5,839,838            219,748           537,600
      CV at Ashley Plantation                         -0-          1,160,000         11,284,785          1,438,602         1,160,000
      CV at Caledon Wood                              -0-          2,100,000         19,482,210            436,694         2,108,949
      CV at Cordova                                   -0-            134,000          3,986,304            497,812           134,000
      CV at Gainesville                               -0-          3,360,000         24,173,649          3,518,545         3,361,850
      CV at Haverhill                                 -0-          1,771,000         17,869,452          2,312,028         1,771,000
      CV at Hillcrest                                 -0-            332,800          4,310,671            284,138           332,800
      CV at Hillwood                            4,760,000            511,700          5,508,300            646,060           511,700
      CV at Huntleigh Woods                           -0-            745,600          4,908,990            925,863           745,600
      CV at Inverness                           9,900,000          1,713,668         10,352,151          2,966,563         1,713,668
      CV at Inverness II/III/IV                       -0-            635,819          5,927,265          5,876,219         1,255,323
      CV at Inverness Lakes                     5,495,000            735,080          7,254,920            437,915           735,080
      CV at Lake Mary                                 -0-          2,145,480                -0-         19,556,037         3,634,094
      CV at McGehee Place                             -0-            795,627                -0-         17,415,968           842,321
      CV at Monte D'Oro                               -0-          1,000,000          6,994,227          1,631,049         1,000,000
      CV at North Ingle                               -0-            497,574          4,122,426            489,100           497,574
      CV at Oakleigh                                  -0-            880,000          9,685,518            297,797         1,028,699
      CV at Rocky Ridge                         7,146,667            644,943          8,325,057            968,544           644,943
      CV at Timothy Woods                             -0-          1,020,000         11,910,546            112,737         1,024,347
      CV at Trussville                                -0-          1,504,000         18,800,253            993,844         1,510,409
      CV at Vernon Marsh                        3,400,000            960,984          3,511,596          3,247,476           960,984
      CV at Walton Way                                -0-          1,024,000          7,877,766            135,691         1,024,000
      CV at White Bluff                         4,500,000            699,128          4,920,872            371,619           699,128
      Patio I, II & III                               -0-            249,876          3,305,124          2,082,751           366,717
      Ski Lodge - Tuscaloosa                          -0-          1,064,000          6,636,685          1,163,784         1,064,000

 Retail:
      Bel Air Mall                                    -0-          7,517,000         80,151,190          2,172,946         7,517,000
      Britt David Shopping Center                     -0-          1,755,000          4,951,852             29,014         1,755,000
      Brookwood Village Mall                          -0-          8,136,700         24,435,002          2,929,623         8,171,373
      Colonial Mall Auburn-Opelika                    -0-            103,480                -0-         16,743,709           723,715
      Colonial Mall Burlington                        -0-          4,120,000         25,632,587            626,918         4,137,557
      Colonial Mall Decatur                           -0-          3,262,800         23,636,229          2,186,023         3,262,800
      Colonial Mall Gadsden                           -0-            639,577                -0-         20,166,769           639,577
      Colonial Mall Glynn Place                       -0-          3,588,178         22,514,121          2,116,976         3,603,469
      Colonial Mall Lakeshore                         -0-          4,646,300         30,973,239          2,438,202         4,666,100
      Colonial Mall Mrytle Beach                      -0-          9,099,972         33,663,654            198,953         7,799,976
      Colonial Mall Staunton                          -0-          2,895,000         15,083,542          3,149,387         2,907,337
      Colonial Mall Valdosta                          -0-          5,377,000         30,239,796          1,390,702         4,478,413
      Colonial Promenade Abingdon                     -0-          2,051,250          6,687,616            168,201         2,059,991
      Colonial Promenade Bardmoor                     -0-          1,989,019          9,047,663            392,218         1,989,019
      Colonial Promenade Beechwood                    -0-          2,565,550         19,647,875          1,310,590         2,576,483
      Colonial Promenade Burnt Store                  -0-          3,750,000          8,198,677            163,204         3,750,000
      Colonial Promenade Hunter's Creek         9,925,950          4,181,760         13,023,401            200,377         4,181,760
      Colonial Promenade Lakewood                     -0-          2,984,522         11,482,512          2,115,066         2,997,240
      Colonial Promenade Montgomery            12,250,000          3,788,913         11,346,754          1,241,305         4,332,432
      Colonial Promenade Montgomery N                 -0-          2,400,000          5,664,858            570,889         2,400,000
      Colonial Promenade Tuskawilla                   -0-          3,659,040          6,783,697            163,622         3,659,040
      Colonial Promenade University Park       21,500,000          6,946,785         20,104,517            544,189         6,946,785
      Colonial Promenade Wekiva                       -0-          2,817,788         15,302,375            223,891         2,817,788
      Colonial Promenade Winter Haven                 -0-          1,768,586          3,928,903          4,736,078         4,045,045
      Colonial Shoppes at Inverness                   -0-          1,680,000          1,387,055             93,216         1,687,159
      Colonial Shoppes Bear Lake                      -0-          2,134,440          6,551,683            182,596         2,134,440
      Colonial Shoppes Bellwood                       -0-            330,000                -0-          3,233,886           330,000
      Colonial Shoppes McGehee                        -0-            197,152                -0-          3,945,503           197,152
      Colonial Shoppes Paddock Park                   -0-          1,532,520          3,754,879            207,346         1,532,520
      Colonial Shoppes Quaker Village                 -0-            931,000          7,901,874            255,047           934,967
      Colonial Shoppes Stanley                        -0-            450,000          1,657,870            101,073           451,918
      Colonial Shoppes Yadkin                         -0-          1,080,000          1,224,136          3,234,400         1,084,602
      Macon Mall                                      -0-          1,684,875                -0-         92,885,313         5,508,562
      Mayberry Mall                             3,294,223            862,500          3,778,590            410,796           866,175
      Northdale Court                                 -0-          3,059,760          8,054,090          1,146,506         3,059,760
      Old Springville Shopping Center                 -0-            272,594                -0-          3,377,049           277,975
      Olde Town Shopping Center                       -0-            343,325                -0-          2,819,202           343,325
      P&S Building                                    -0-            104,089            558,646            214,930           104,089
      The Plaza Mall                                  -0-                -0-         29,245,243          1,291,655               -0-
      Rivermont Shopping Center                 1,587,738            515,250          2,332,486            349,675           517,446
      Village at Roswell Summit                 1,603,043            450,000          2,563,642            171,468           451,918

 Office:
      250 Commerce Street                             -0-             25,000            200,200          2,312,429            25,000
      AmSouth Center                                  -0-            764,961                -0-         18,617,541           764,961
      Colonial Center at Research Park                -0-          1,003,865                -0-         10,553,933         1,003,865
      Colonial Plaza                                  -0-          1,001,375         12,381,023          4,424,521         1,005,642
      Concourse Center                                -0-          4,875,000         25,702,552            562,445         4,875,000
      Emmett R. Johnson Bldg.                         -0-          1,794,672         14,801,258             93,437         1,794,672
      Independence Plaza                              -0-          1,505,000          6,018,476            285,288         1,505,000
      International Park                              -0-          1,279,355          5,668,186         13,941,500         3,087,151
      Interstate Park                           3,910,807          1,125,990          7,113,558          9,457,866         1,125,988
      Lakeside Office Park                            -0-            423,451          8,313,291            324,751           425,255
      Colonial Center @ Mansell Overlook       30,987,643          4,540,000         44,012,971         29,628,976         6,740,981
      Perimeter Corporate Park                  5,347,697          1,422,169         18,377,648            505,535         1,422,169
      Progress Center                                 -0-            521,037         14,710,851            955,644           523,258
      Riverchase Center                         7,981,452          1,916,727         22,091,651          1,171,576         1,924,895
      Shades Brook Building                           -0-            873,000          2,240,472            129,539           873,000
      Shoppes at Mansell                              -0-            600,000          3,089,565             87,246           600,000
      University Park                                 -0-            396,960          2,971,049          1,680,413           396,959

 Active Development Projects:

      CG at Heather Glen                              -0-          3,800,000                -0-         28,518,483         3,800,000
      CG at Liberty Park                              -0-          2,293,348                -0-         18,018,403         2,293,348
      CG at North Heathrow                            -0-          3,972,240                -0-         (1,697,538)        3,972,240
      CG at North Lakewood Ranch                      -0-          1,059,046                -0-            489,822         1,059,046
      CG at Promenade                                 -0-          1,531,860                -0-         22,780,678         1,531,860
      CG at Reservoir                                 -0-          1,020,000                -0-          9,765,908         1,020,000
      CG at Town Park                                 -0-          3,555,408                -0-            898,949         3,555,408
      CG at Wesleyan III                              -0-            225,021                -0-              9,520           225,021
      Colonial Center Town Park                       -0-                -0-                -0-             25,816               -0-
      Colonial Promenade Trussville                   -0-          4,201,186                -0-         18,380,064         4,201,186
      Colonial Promenade Tutwiler Farm                -0-         10,287,026                -0-          1,215,392        10,287,026
      CV at Ashley Plantation                         -0-            930,900                -0-         11,973,834           930,900
      CG at Madison                                   -0-          1,689,400                -0-         19,793,967         1,689,400
      CV at McGehee Place                             -0-             90,733                -0-             23,433            90,733
      CV at Walton Way                                -0-                -0-                -0-          2,856,038               -0-
      Colonial Center 300 @ Mansell Overlook          -0-                -0-                -0-          9,471,387               -0-
      Other Miscellaneous Projects                    -0-                -0-                -0-          1,380,906               -0-

 Unimproved Land:
      Colonial Mall Briarcliffe                       -0-          1,433,596                -0-            114,624         1,548,220
      Colonial Mall Valdosta                          -0-            975,506                -0-             70,300         1,045,806
      McGehee Place Land                          668,364            436,471                -0-            175,442           611,913
      North Heathrow Land                             -0-          9,553,734                -0-          4,249,004        13,802,738
      Other Land                                      -0-         13,829,213                -0-                -0-        13,829,213


                                          ----------------   ----------------   ----------------   ----------------    -------------
                                            $ 200,188,277      $ 289,200,519    $ 1,120,670,943      $ 585,539,100     $ 274,143,134
                                          ================   ================   ================   ================    =============

                                  SCHEDULE III
                            COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999


                                              Gross Amount Which Carried
                                                  at Close of Period                                        Date
                                          -----------------------------------                             Acquired/
                                           Buildings and                    Accumulated       Date        Placed in Depreciable
              Description                   Improvements        Total       Depreciation    Completed      Service  Lives-Years
---------------------------------------   ----------------   -----------   -------------   ------------   --------- ------------

Multifamily:
     CG at Bayshore                            18,605,872   $ 21,039,260     1,933,042          1997    1985/97/98  7-40 Years
     CG at Carrollwood                         12,130,620   $ 13,594,620     2,565,432          1966          1994  7-40 Years
     CG at Citrus Park                         11,227,443   $ 12,555,766       445,214          1999          1997  7-40 Years
     CG at Cypress Crossing                    19,244,813   $ 21,369,949       912,798          1999          1998  7-40 Years
     CG at Edgewater                           24,944,755   $ 27,547,080     3,417,721          1990          1994  7-40 Years
     CG at Galleria                            41,767,681   $ 46,367,681     5,580,156          1986          1994  7-40 Years
     CG at Galleria II                          7,935,610   $  8,694,049       963,777          1996          1996  7-40 Years
     CG at Galleria Woods                      12,973,604   $ 14,193,604     1,717,835          1994          1996  7-40 Years
     CG at Heathrow                            18,012,373   $ 20,573,034     2,275,460          1997       1994/97  7-40 Years
     CG at Hunter's Creek                      28,552,547   $ 33,860,659     2,919,285          1996          1996  7-40 Years
     CG at Inverness Lakes                     16,860,115   $ 17,996,877     1,807,199          1996          1996  7-40 Years
     CG at Lakewood Ranch                      19,890,338   $ 22,039,152       643,120          1999          1997  7-40 Years
     CG at Natchez Trace                       16,814,973   $ 18,132,564     1,444,823       1995/97          1997  7-40 Years
     CG at Palm Aire                           13,944,005   $ 15,433,505     2,741,981          1991          1994  7-40 Years
     CG at Palma Sola                          12,893,517   $ 14,372,868     4,652,309          1992          1992  7-40 Years
     CG at Research Park                       31,381,201   $ 35,061,201     4,830,402       1987/94          1994  7-40 Years
     CG at Riverchase                          26,830,854   $ 29,170,854     3,938,847       1984/91          1994  7-40 Years
     CG at Spring Creek                        13,637,587   $ 14,821,587     1,762,091       1992/94          1996  7-40 Years
     CG at Wesleyan                            18,882,910   $ 20,287,689     1,395,736          1997       1996/97  7-40 Years
     Colony Park                                5,093,946   $  5,503,351       862,251          1975          1993  7-40 Years
     CV at Ashford Place                        6,059,586   $  6,597,186       587,358          1983          1996  7-40 Years
     CV at Ashley Plantation                   12,723,387   $ 13,883,387       749,921          1997          1998  7-40 Years
     CV at Caledon Wood                        19,909,955   $ 22,018,904     1,562,750       1995/96          1997  7-40 Years
     CV at Cordova                              4,484,115   $  4,618,116     2,511,257          1983          1983  7-40 Years
     CV at Gainesville                         27,690,344   $ 31,052,194     5,430,854    1989/93/94          1994  7-40 Years
     CV at Haverhill                           20,181,480   $ 21,952,480       976,970          1998          1998  7-40 Years
     CV at Hillcrest                            4,594,809   $  4,927,609       469,168          1981          1996  7-40 Years
     CV at Hillwood                             6,154,360   $  6,666,060     1,009,364          1984          1993  7-40 Years
     CV at Huntleigh Woods                      5,834,853   $  6,580,453       900,909          1978          1994  7-40 Years
     CV at Inverness                           13,318,714   $ 15,032,382     3,553,644    1986/87/90    1986/87/90  7-40 Years
     CV at Inverness II/III/IV                 11,183,980   $ 12,439,303     1,879,058          1997          1997  7-40 Years
     CV at Inverness Lakes                      7,692,835   $  8,427,915     1,287,345       1983/96          1993  7-40 Years
     CV at Lake Mary                           18,067,423   $ 21,701,517     4,886,742       1991/95       1991/95  7-40 Years
     CV at McGehee Place                       17,369,274   $ 18,211,595     4,900,711       1986/95       1986/95  7-40 Years
     CV at Monte D'Oro                          8,625,276   $  9,625,276     1,276,291          1977          1994  7-40 Years
     CV at North Ingle                          4,611,526   $  5,109,100       781,980          1983          1983  7-40 Years
     CV at Oakleigh                             9,834,616   $ 10,863,315       895,599          1997          1997  7-40 Years
     CV at Rocky Ridge                          9,293,601   $  9,938,544     1,453,138          1984          1993  7-40 Years
     CV at Timothy Woods                       12,018,936   $ 13,043,283     1,068,048          1996          1997  7-40 Years
     CV at Trussville                          19,787,688   $ 21,298,097     1,940,382       1996/97          1997  7-40 Years
     CV at Vernon Marsh                         6,759,072   $  7,720,056     1,879,136       1986/87       1986/93  7-40 Years
     CV at Walton Way                           8,013,457   $  9,037,457       297,317       1970/88          1998  7-40 Years
     CV at White Bluff                          5,292,491   $  5,991,619       879,959          1986          1993  7-40 Years
     Patio I, II & III                          5,271,034   $  5,637,751       863,184    1966/83/84    1994/93/93  7-40 Years
     Ski Lodge - Tuscaloosa                     7,800,469   $  8,864,469     1,205,284       1976/92          1994  7-40 Years

Retail:
     Bel Air Mall                              82,324,136   $ 89,841,136     2,321,116    1966/90/97          1998  7-40 Years
     Britt David Shopping Center                4,980,866   $  6,735,866       640,478          1990          1994  7-40 Years
     Brookwood Village Mall                    27,329,952   $ 35,501,325     1,913,505       1973/91          1997  7-40 Years
     Colonial Mall Auburn-Opelika              16,123,475   $ 16,847,189     8,853,685    1973/84/89    1973/84/89  7-40 Years
     Colonial Mall Burlington                  26,241,948   $ 30,379,505     1,494,609    1969/86/94          1997  7-40 Years
     Colonial Mall Decatur                     25,822,252   $ 29,085,052     3,116,954       1979/89          1993  7-40 Years
     Colonial Mall Gadsden                     20,166,769   $ 20,806,346     9,998,539       1974/91          1974  7-40 Years
     Colonial Mall Glynn Place                 24,615,806   $ 28,219,275     1,560,913          1986          1997  7-40 Years
     Colonial Mall Lakeshore                   33,391,641   $ 38,057,741     2,163,476       1984-87          1997  7-40 Years
     Colonial Mall Mrytle Beach                35,162,603   $ 42,962,579     3,057,274          1986          1996  7-40 Years
     Colonial Mall Staunton                    18,220,592   $ 21,127,929       972,665    1969/86/97          1997  7-40 Years
     Colonial Mall Valdosta                    32,529,084   $ 37,007,498     2,031,493       1982-85          1997  7-40 Years
     Colonial Promenade Abingdon                6,847,076   $  8,907,067       401,325       1987/96          1997  7-40 Years
     Colonial Promenade Bardmoor                9,439,881   $ 11,428,900       799,502          1981          1996  7-40 Years
     Colonial Promenade Beechwood              20,947,532   $ 23,524,015     1,503,346       1963/92          1997  7-40 Years
     Colonial Promenade Burnt Store             8,361,881   $ 12,111,881     1,151,711          1990          1994  7-40 Years
     Colonial Promenade Hunter's Creek         13,223,778   $ 17,405,538     1,167,577       1993/95          1996  7-40 Years
     Colonial Promenade Lakewood               13,584,860   $ 16,582,100       752,956          1995          1997  7-40 Years
     Colonial Promenade Montgomery             12,044,540   $ 16,376,972     2,807,103          1990          1993  7-40 Years
     Colonial Promenade Montgomery N            6,235,747   $  8,635,747       307,190          1997          1995  7-40 Years
     Colonial Promenade Tuskawilla              6,947,319   $ 10,606,359       799,458          1990          1995  7-40 Years
     Colonial Promenade University Park        20,648,706   $ 27,595,491     6,965,246       1986/89          1993  7-40 Years
     Colonial Promenade Wekiva                 15,526,266   $ 18,344,054     1,330,561          1990          1996  7-40 Years
     Colonial Promenade Winter Haven            6,388,522   $ 10,433,567       681,147          1986          1995  7-40 Years
     Colonial Shoppes at Inverness              1,473,112   $  3,160,271       111,276          1984          1997  7-40 Years
     Colonial Shoppes Bear Lake                 6,734,279   $  8,868,719       800,890          1990          1995  7-40 Years
     Colonial Shoppes Bellwood                  3,233,886   $  3,563,886     1,187,275          1988          1988  7-40 Years
     Colonial Shoppes McGehee                   3,945,503   $  4,142,655     1,421,364          1986          1986  7-40 Years
     Colonial Shoppes Paddock Park              3,962,225   $  5,494,745       427,397          1988          1995  7-40 Years
     Colonial Shoppes Quaker Village            8,152,954   $  9,087,921       489,158    1968/88/97          1997  7-40 Years
     Colonial Shoppes Stanley                   1,757,025   $  2,208,943       108,475       1987/96          1997  7-40 Years
     Colonial Shoppes Yadkin                    4,453,933   $  5,538,536       221,299       1971/97          1997  7-40 Years
     Macon Mall                                89,061,626   $ 94,570,188    21,155,929    1975/88/97       1975/88  7-40 Years
     Mayberry Mall                              4,185,710   $  5,051,886       232,747       1968/86          1997  7-40 Years
     Northdale Court                            9,200,596   $ 12,260,356       849,752          1988          1995  7-40 Years
     Old Springville Shopping Center            3,371,668   $  3,649,643     2,756,976          1982          1982  7-40 Years
     Olde Town Shopping Center                  2,819,202   $  3,162,527       777,410       1978/90       1978/90  7-40 Years
     P&S Building                                 773,576   $    877,665       487,410    1946/76/91          1974  7-40 Years
     The Plaza Mall                            30,536,898   $ 30,536,898       247,626    1965/89/99          1999  7-40 Years
     Rivermont Shopping Center                  2,679,965   $  3,197,411       149,693       1986/97          1997  7-40 Years
     Village at Roswell Summit                  2,733,192   $  3,185,110       142,712          1988          1997  7-40 Years

Office:
     250 Commerce Street                        2,512,629   $  2,537,629     2,363,374       1904/81          1980  7-40 Years
     AmSouth Center                            18,617,540   $ 19,382,502     6,853,112          1990          1990  7-40 Years
     Colonial Center at Research Park          10,553,933   $ 11,557,798        33,434          1999          1998  7-40 Years
     Colonial Plaza                            16,801,278   $ 17,806,919       669,208          1982          1997  7-40 Years
     Concourse Center                          26,264,997   $ 31,139,997       927,653       1981/85          1998  7-40 Years
     Emmett R. Johnson Bldg                    14,894,696   $ 16,689,368       185,016       1982/95          1999  7-40 Years
     Independence Plaza                         6,303,764   $  7,808,764       313,828       1981/92          1998  7-40 Years
     International Park                        17,801,890   $ 20,889,041       448,105       1987/89          1997  7-40 Years
     Interstate Park                           16,571,426   $ 17,697,414     5,403,053    1982-85/89    1982-85/89  7-40 Years
     Lakeside Office Park                       8,636,238   $  9,061,493       572,243       1989/90          1997  7-40 Years
     Colonial Center @ Mansell Overlook        71,440,966   $ 78,181,947     3,629,675    1987/96/97          1997  7-40 Years
     Perimeter Corporate Park                  18,883,183   $ 20,305,352       906,328       1986/89          1998  7-40 Years
     Progress Center                           15,664,275   $ 16,187,532     1,020,500       1983-91          1997  7-40 Years
     Riverchase Center                         23,255,059   $ 25,179,954     1,741,421       1984-88          1997  7-40 Years
     Shades Brook Building                      2,370,011   $  3,243,011        81,188          1979          1998  7-40 Years
     Shoppes at Mansell                         3,176,811   $  3,776,811       110,681       1996/97          1998  7-40 Years
     University Park                            4,651,463   $  5,048,422     2,026,828          1985          1985  7-40 Years

Active Development Projects:

     CG at Heather Glen                        28,518,483   $ 32,318,483       148,929  N/A                   1998  N/A
     CG at Liberty Park                        18,018,403   $ 20,311,751           404  N/A                   1998  N/A
     CG at North Heathrow                      (1,697,538)  $  2,274,702           -0-  N/A                   1997  N/A
     CG at North Lakewood Ranch                   489,822   $  1,548,868           -0-  N/A                   1997  N/A
     CG at Promenade                           22,780,678   $ 24,312,538       119,808  N/A                   1998  N/A
     CG at Reservoir                            9,765,908   $ 10,785,908           -0-  N/A                   1998  N/A
     CG at Town Park                              898,949   $  4,454,357           -0-  N/A                   1997  N/A
     CG at Wesleyan III                             9,520   $    234,541           -0-  N/A                   1996  N/A
     Colonial Center Town Park                     25,816   $     25,816           -0-  N/A                   1997  N/A
     Colonial Promenade Trussville             18,380,064   $ 22,581,250           -0-  N/A                   1998  N/A
     Colonial Promenade Tutwiler Farm           1,215,392   $ 11,502,418           -0-  N/A                   1999  N/A
     CV at Ashley Plantation                   11,973,834   $ 12,904,734       181,457  N/A                   1998  N/A
     CG at Madison                             19,793,967   $ 21,483,367       170,187  N/A                   1998  N/A
     CV at McGehee Place                           23,433   $    114,166           -0-  N/A                   1987  N/A
     CV at Walton Way                           2,856,038   $  2,856,038           -0-  N/A                   1998  N/A
     Colonial Center 300 @ Mansell Overlook     9,471,387   $  9,471,387           -0-  N/A                   1999  N/A
     Other Miscellaneous Projects               1,380,906   $  1,380,906       129,982  N/A                   1999  N/A

Unimproved Land:
     Colonial Mall Briarcliffe                                       -0-  $  1,548,220  N/A                   1996  N/A
     Colonial Mall Valdosta                                          -0-  $  1,045,806  N/A                   1997  N/A
     McGehee Place Land                                              -0-  $    611,913  N/A                   1981  N/A
     North Heathrow Land                                             -0-  $ 13,802,738  N/A                   1997  N/A
     Other Land                                                      -0-  $ 13,829,213  N/A                   1999  N/A


                                              ------------  ------------  -------------
                                            $1,732,683,852 $2,006,826,986 $206,451,470
                                              ============  ============  =============

                              NOTES TO SCHEDULE III
                            COLONIAL PROPERTIES TRUST
                                December 31, 1999


 (1) The aggregate cost for Federal Income Tax purposes was approximately $1,603,837,000 at December 31, 1999.

 (2) See description of mortgage notes payable in Note 7 of Notes to Consolidated Financial Statements.

 (3) The following is a reconciliation of real estate to balances reported at the beginning of the year:


                                           Reconciliation of Real Estate

                                                             1999               1998               1997
                                                        ---------------    ----------------   ----------------
       Real estate investments:
          Balance at beginning of year                  $ 1,863,798,665    $ 1,489,114,015    $ 1,017,009,315
             Acquisitions of new property                   48,577,019         346,267,522        451,256,964
             Improvements and development                  222,517,447         134,804,450         97,564,705
             Dispositions of property                     (128,066,145)       (106,387,322)       (76,716,969)
                                                        ---------------    ----------------   ----------------

          Balance at end of year                        $ 2,006,826,986    $ 1,863,798,665    $ 1,489,114,015
                                                        ===============    ================   ================



                                     Reconciliation of Accumulated Depreciation

                                                             1999               1998               1997
                                                        ---------------    ----------------   ----------------
       Accumulated depreciation:
          Balance at beginning of year                   $ 169,451,798       $ 124,236,057       $101,541,658
             Depreciation                                   52,912,745          46,787,982         31,945,960
             Depreciation of disposition of property       (15,913,073)         (1,572,241)        (9,251,561)
                                                        ---------------    ----------------   ----------------

          Balance at end of year                          $206,451,470        $169,451,798       $124,236,057
                                                        ===============    ================   ================

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Trustees of
Colonial Properties Trust:

Our audits of the consolidated financial statements referred to in our report dated January 17, 2000 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers  L.L.P.
PricewaterhouseCoopers L.L.P.
Birmingham, Alabama
January 17, 2000