Form 10-Q
period 2000-03-31
COLONIAL PROPERTIES TRUST
filed 2000-05-19
CIK 909111

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                  Commission File Number: 1-12358
  March 31, 2000


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


         As of April 28, 2000, Colonial Properties Trust had 21,894,667 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST

                               INDEX TO FORM 10-Q

                                                                            Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                     March 31, 2000 and December 31, 1999                    3

                     Consolidated Condensed Statements of Income for the
                     Three Months Ended March 31, 2000 and 1999              4

                     Consolidated Condensed Statements of Cash Flows
                     for the Three Months Ended March 31, 2000 and 1999      5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      10

         Item 2.  Management's Discussion and Analysis of Financial         11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               14

PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                     15

         Item 4.  Submission of Matters to a Vote of Security Holders       15

         Item 6.  Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                                  16

EXHIBIT                                                                     17


                            COLONIAL PROPERTIES TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      (in thousands, except per share data)
                              --------------------

                                                                                 March 31, 2000   December 31,
                                                                                   (Unaudited)        1999
                                                                                  ------------    ------------
              ASSETS

Land, buildings, & equipment, net                                                 $  1,584,024    $  1,586,333
Undeveloped land and construction in progress                                          236,212         214,043
Cash and equivalents                                                                     3,721           4,640
Restricted cash                                                                          2,636           2,634
Accounts receivable, net                                                                 9,788          10,972
Prepaid expenses                                                                         2,730           2,476
Deferred debt and lease costs                                                           10,883          10,500
Investment in unconsolidated subsidiaries                                               23,523          24,167
Other assets                                                                             8,058           7,753
                                                                                  ------------    ------------
                                                                                  $  1,881,575    $  1,863,518
                                                                                  ============    ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                       $  1,057,901    $  1,039,863
Accounts payable                                                                        13,851          18,215
Accrued interest                                                                        13,496          12,901
Accrued expenses                                                                         9,224           4,444
Tenant deposits                                                                          4,263           4,011
Unearned rent                                                                            1,806           2,820
                                                                                  ------------    ------------
     Total liabilities                                                               1,100,541       1,082,254
                                                                                  ------------    ------------
Minority interest:
Preferred units                                                                        100,000         100,000
Common units                                                                           192,265         187,689
                                                                                  ------------    ------------
     Total minority interest                                                           292,265         287,689
                                                                                  ------------    ------------

 Preferred shares of  beneficial  interest,  $.01 par value,
      10,000,000  shares authorized;  5,000,000 shares
      issued and outstanding at March 31, 2000 and
      December 31, 1999, respectively                                                       50              50
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 26,347,492 and 26,326,458
     shares issued at March 31, 2000 and December 31, 1999                                 263             263
Additional paid-in capital                                                             674,757         673,373
Cumulative earnings                                                                    207,954         196,302
Cumulative distributions                                                              (276,024)       (257,948)
Treasury shares, at cost; 4,454,250 shares at March 31, 2000
     and December 31, 1999                                                            (117,863)       (117,863)
Deferred compensation on restricted shares                                                (368)           (602)
                                                                                  ------------    ------------
     Total shareholders' equity                                                        488,769         493,575
                                                                                  ------------    ------------
                                                                                  $  1,881,575    $  1,863,518
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



                            COLONIAL PROPERTIES TRUST

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                      (in thousands, except per share data)
                              ---------------------


                                                             Three Months Ended
                                                                  March 31,

                                                            --------------------
                                                              2000         1999
                                                            --------    --------
Revenue:
     Minimum rent                                           $ 56,796    $ 54,981
     Percentage rent                                             691         896
     Tenant recoveries                                         8,639       8,424
     Other                                                     3,653       3,158
                                                            --------    --------
         Total revenue                                        69,779      67,459
                                                            --------    --------
Property operating expenses:
     General operating expenses                                4,993       5,121
     Salaries and benefits                                     3,742       3,476
     Repairs and maintenance                                   6,473       6,580
     Taxes, licenses, and insurance                            5,854       6,119
General and administrative                                     2,835       2,267
Depreciation                                                  13,982      12,888
Amortization                                                     846         525
                                                            --------    --------
         Total operating expenses                             38,725      36,976
                                                            --------    --------
         Income from operations                               31,054      30,483
                                                            --------    --------
Other income (expense):
     Interest expense                                        (16,044)    (13,954)
     Income from unconsolidated subsidiaries                     159         162
     Gains (losses)from sales of property                        (54)      3,395
     Minority interest in consolidated operating property       --           (61)
                                                            --------    --------
         Total other expense                                 (15,939)    (10,458)
                                                            --------    --------
         Income before minority interest in CRLP              15,115      20,025
                                                            --------    --------
Minority interest in income of CRLP                           (3,463)     (4,731)
Distribution to preferred unitholders of CRLP                 (2,219)       (888)
                                                            --------    --------
         Net income                                         $  9,433    $ 14,406
Dividends to preferred shareholders                           (2,735)     (2,734)
                                                            --------    --------
     Net income available to common shareholders            $  6,698    $ 11,672
                                                            ========    ========
Net income per common share - basic                         $   0.31    $   0.45
                                                            ========    ========
Net income per common share - diluted                       $   0.31    $   0.45
                                                            ========    ========
Weighted average common shares outstanding                    21,878      26,192
                                                            ========    ========


The accompanying notes are an integral part of these financial statements.



                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)
                               -------------------

                                                                          Three Months Ended
                                                                               March 31,

                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
Cash flows from operating activities:

     Net  income                                                         $  9,433    $ 14,406
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                     14,828      13,413
         Income from unconsolidated subsidiaries                             (159)       (552)
         Distribution to preferred unitholders of CRLP                      2,219         888
         Minority interest                                                  3,463       4,731
         (Gains) losses from sales of property                                 54      (3,005)
         Other                                                                134         452
     Decrease (increase) in:
         Restricted cash                                                       (2)        (28)
         Accounts receivable                                                1,050        (516)
         Prepaid expenses                                                    (254)        221
         Other assets                                                        (950)        246
     Increase (decrease) in:
         Accounts payable                                                  (4,364)      4,908
         Accrued interest                                                     595      (1,759)
         Accrued expenses and other                                         4,061       3,176
                                                                         --------    --------
             Net cash provided by operating activities                     30,108      36,581
                                                                         --------    --------
Cash flows from investing activities:

     Acquisition of properties                                                -0-      (2,854)
     Development expenditures                                             (25,873)    (37,709)
     Tenant improvements                                                   (5,188)     (2,249)
     Capital expenditures                                                  (2,835)     (3,623)
     Proceeds from sales of property, net of selling costs                    -0-      23,586
     Distributions from subsidiaries                                        1,005         965
     Capital contributions to subsidiaries                                   (202)     (1,074)
                                                                         --------    --------
             Net cash used in investing activities                        (33,093)    (22,958)
                                                                         --------    --------
Cash flows from financing activities:

     Proceeds from CRLP preferred units issuance, net of expenses paid        -0-      97,445
     Proceeds from additional borrowings                                   50,000         -0-
     Proceeds from Employee Unit Purchase Plan, net of expenses paid        9,325         -0-
     Principal reductions of debt                                            (481)       (485)
     Proceeds from dividend reinvestment                                      -0-       4,161
     Net change in revolving credit balances                              (31,524)    (72,128)
     Dividends paid to common and preferred shareholders                  (18,076)    (18,803)
     Purchase of treasury stock                                               -0-     (15,862)
     Distributions to minority partners in CRLP                            (6,824)     (6,368)
     Other                                                                   (354)        (30)
                                                                         --------    --------
             Net cash provided by (used in) financing activities            2,066     (12,070)
                                                                         --------    --------
             Increase (decrease) in cash and equivalents                     (919)      1,553
Cash and equivalents, beginning of period                                   4,640       4,583
                                                                         --------    --------
Cash and equivalents, end of period                                      $  3,721    $  6,136
                                                                         ========    ========


 The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000

                                   (Unaudited)

Note 1 -- Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. The December 31, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS 133, the Company will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. The Company is required to adopt SFAS 133 for periods beginning January 1, 2001.

Note 2 -- Joint Venture

         Colonial Promenade Madison -- During the first quarter, the Company formed a joint venture with Fairway Investments LLC, which will develop Colonial Promenade Madison, a 110,820 square-foot neighborhood shopping center that will be anchored by a 44,000 square-foot Publix Supermarket, and will include approximately 30,000 square-feet of small shop space. Project development costs are expected to total approximately $10.0 million. The Company will maintain a 50% interest in the joint venture and serve as manager of the property. The Company expects to complete the development during the fourth quarter of 2000.

Note 3 -- Debt Offerings

         During the first quarter, the Company completed three public offerings of unsecured medium term notes totaling $50.0 million through its subsidiary Colonial Realty Limited Partnership (CRLP). The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit and fund development expenditures. Details relating to these debt offerings are as follows:


                                                                                                   Gross Proceeds

          Date                Type of Note              Maturity                 Rate              (in thousands)
          ----                ------------              --------                 ----              --------------
February 7, 2000               Medium-term       February 7, 2005                8.82%                 $25,000
February 29, 2000              Medium-term       February 1, 2010                8.80%                 $20,000
March 13, 2000                 Medium-term       March 15, 2010                  8.80%                 $ 5,000


     Additionally, on February 10, 2000, the Company entered into two reverse interest rate swap agreements for a total of $50.0 million of its medium-term notes. Under the terms of the agreements, the Company will receive a fixed interest rate of 7.37% and will be required to pay a floating rate equal to one month LIBOR that is compounded and paid semi-annually. Both of these agreements have five-year terms, and any payments made or received under the agreements are recognized as adjustments to interest expense. As of March 31, 2000, the reverse interest rate swaps had a fair market value of $(311,000).

Note 4 -- Distribution

         On April 18, 2000, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.60 per share and per unit, totaling $20.0 million. The distribution was declared to shareholders and partners of record as of April 28, 2000, and was paid on May 5, 2000.

Note 5 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                   (Amounts in thousands,
                                                   except per share data)
                                           -------------------------------------
                                                   Three              Three
                                                Months Ended       Months Ended

                                                 March 31,          March 31,
                                                    2000               1999
                                              -----------------  ---------------
       Numerator:
         Numerator  for basic and diluted
         net   income  per  share  -  net
         income   available   to   common   $            6,698 $         11,672
         shareholders

                                              =================  ===============
       Denominator:
         Denominator    for   basic   net
         Effect of dilutive securities:
         Trustee   and   employee   stock
         options                                             5               20
                                              -----------------  ---------------
         Denominator   for   diluted  net
         income   per  share  -  adjusted
         weighted average common shares                 21,883           26,212
                                              =================  ===============
         Basic net income per share         $             0.31 $           0.45
                                              =================  ===============
         Diluted net income per share       $             0.31 $           0.45
                                              =================  ===============

Options to purchase 627,561 Common Shares at a weighted average exercise price of $27.04 per share were outstanding during 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 6 -- Segment Information

         The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 1999 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information as of and for the three months ended March 31, 2000 and 1999, and for the period ended December 31, 1999 is as follows:


------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended

           March 31, 2000                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 28,639         $ 11,280         $ 32,554         $ 72,473
NOI                                               18,922            7,806           23,452           50,180
Divisional assets                                788,466          302,985          804,424        1,895,875
------------------------------------------------------------------------------------------------------------
         Three Months Ended

           March 31, 1999                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 28,071          $ 9,913         $ 31,942         $ 69,926
NOI                                               18,165            7,055           22,433           47,653
------------------------------------------------------------------------------------------------------------
        For the Period Ended
          December 31, 1999

           (in thousands)                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 777,436        $ 293,545        $ 794,109      $ 1,865,090
------------------------------------------------------------------------------------------------------------

A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months ended March 31, 2000 and 1999, and total divisional assets to total assets, for the periods ended March 31, 2000 and December 31, 1999 is presented below:


-----------------------------------------------------------------------------------------------------------------
                                                                      As of and for the      As of and for the
                                                                     Three Months Ended      Three Months Ended

(in thousands)                                                         March 31, 2000          March 31, 1999
Revenues
-----------------------------------------------------------------------------------------------------------------
Total divisional revenues                                                         $ 72,473              $ 69,926
Unallocated corporate revenues                                                          75                   201
Straight-line rents                                                                    336                     -
Partially-owned subsidiaries                                                        (3,105)               (2,668)
-----------------------------------------------------------------------------------------------------------------
    Total Revenues                                                                $ 69,779              $ 67,459
-----------------------------------------------------------------------------------------------------------------

NOI

-----------------------------------------------------------------------------------------------------------------
Total divisional NOI                                                              $ 50,180              $ 47,653
Unallocated corporate revenues                                                          75                   201
Straight-line rents                                                                    336                     -
Partially-owned subsidiaries                                                        (1,880)               (1,589)
General and administrative expenses                                                 (2,835)               (2,267)
Depreciation                                                                       (13,982)              (12,888)
Amortization                                                                          (846)                 (525)
Other                                                                                    6                  (102)
-----------------------------------------------------------------------------------------------------------------
    Income from operations                                                        $ 31,054              $ 30,483
-----------------------------------------------------------------------------------------------------------------
                                                                    For the Period Ended    For the Period Ended

Assets                                                                 March 31, 2000        December 31, 1999
-----------------------------------------------------------------------------------------------------------------
Total divisional assets                                                        $ 1,895,875           $ 1,865,090
Unallocated corporate assets (1)                                                    63,123                65,914
Partially-owned subsidiaries                                                       (77,423)              (67,486)
-----------------------------------------------------------------------------------------------------------------
    Total assets                                                               $ 1,881,575           $ 1,863,518
-----------------------------------------------------------------------------------------------------------------


(1) Includes the Company's investment in partially owned entities of $23,523 as of March 31, 2000, and $24,166 as of December 31, 1999.


Note 7 -- Increase in Revolving Credit Agreement

         On April 14, 2000, the Company increased the borrowing capacity under its unsecured line of credit from $250 million to $300 million. The credit facility, which is used by the Company primarily to finance property acquisition and development activities, bears interest at LIBOR plus 115 basis points, is renewable on March 31, 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At March 31, 2000 and December 31, 1999, the Company had an outstanding balance on its unsecured line of credit of $196.8 million and $228.3 million, respectively.

Note 8 -- Employee Unit Purchase Program

         During January 2000, the Company initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of the Company's management were able to purchase Units of CRLP. Under the Unit Purchase Program, the Board of Trustees and the members of management were able to obtain full-recourse personal loans from an unrelated financial institution, in order to purchase the Units. The Units are pledged as collateral against the loans. In addition, the Company has provided a guarantee to the unrelated financial institution for the personal loans. The value of the Units purchased under the Unit Purchase Program was approximately $9.9 million. At March 31, 2000, the total loan amount outstanding was approximately $9.9 million and the fair market value of the units was approximately $10.1 million.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of March 31, 2000, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2000 and 1999, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2000, except for Note 16, as to which the date is February 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ PricewaterhouseCoopers LLP
                                                      PricewaterhouseCoopers LLP

Birmingham, Alabama
April 24, 2000

                            COLONIAL PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. Colonial is organized as a real estate investment trust, (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of March 31, 2000, Colonial's real estate portfolio consisted of 53 multifamily communities, 18 office properties, and 41 retail properties.

         Colonial is one of the largest diversified REITs in the United States. Consistent with its diversified strategy, Colonial manages its business with three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows Colonial to utilize specialized management personnel for each operating division. Constant communication among the Executive Vice Presidents and centralized functions of accounting, information technology, due diligence and administrative services provide the Company with unique synergy allowing the Company to take advantage of a variety of investment opportunities. Decisions for investments in acquisitions and developments and for dispositions are also centralized.

         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Company's 1999 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto. As used herein, the terms "Colonial" or "the Company" include Colonial Properties Trust, and one or more of its subsidiaries including, among others, Colonial Realty Limited Partnership ("CRLP").

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

Results of Operations -- Three Months Ended March 31, 2000 and 1999

         Revenue -- Total revenue increased by $2.3 million, or 3.4%, for the first quarter of 2000 when compared to the first quarter of 1999. The majority of this increase, $1.6 million, represents revenues generated by properties acquired or developed during 1999 and the first quarter of 2000, net of revenues from properties disposed of in 1999. The remaining increase primarily relates to increases in rental rates at existing properties.

         Operating Expenses -- Total operating expenses increased by $1.7 million, or 4.7%, for the first quarter of 2000 when compared to the first quarter of 1999. Of this increase, $0.8 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 1999 and the first quarter of 2000, net of operating expenses associated with properties disposed of in 1999. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense increased by $2.1 million, or 15.0%, for the first quarter of 2000 when compared to the first quarter of 1999. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments and the issuance of $132.5 million of unsecured medium term notes through its subsidiary CRLP since the first quarter of 1999.

Liquidity and Capital Resources

         During the first quarter of 2000, the Company invested $25.9 million in the acquisition and development of properties. The Company financed this growth through advances on its bank line of credit, issuance of unsecured medium term notes through its subsidiary CRLP, and cash from operations. As of March 31, 2000, the Company had an unsecured bank line of credit providing for total borrowings of $250 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 80-135 basis points, based on the Company's investment grade rating, and is renewable in July 2000 and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at March 31, 2000, was $196.8 million. (See Note 7 of the Notes to Consolidated Condensed Financial Statements for discussion of the increase in the Company's Revolving Line of Credit subsequent to March 31, 2000)

         Management intends to replace significant borrowings that may accumulate under the bank line of credit with funds generated from the sale of additional equity securities and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide the Company with the means to finance additional acquisitions. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

Common Share Repurchase Program

         During 1999, the Board of Trustees authorized a share repurchase program under which the Company may repurchase up to $150 million of its currently outstanding common shares from time to time at the discretion of management in open market and negotiated transactions. To date, the Company has repurchased 4.5 million shares at an all-in average price of $26.45 per share. During the first quarter of 2000, the Company was not active in their common share repurchase program.


Funds from Operations

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the first quarter of 2000 and 1999 was computed as follows:


                                                                 Three Months Ended
                                                                       March 31,

                                                             ----------------------------
(in thousands)                                                      2000            1999
---------------------------------------------------------    ------------    ------------
Net income available to common shareholders                       $6,698         $11,672
Adjustments:
       Minority interest in CRLP                                   3,463           4,731
       Real estate depreciation and amortization (1)              14,792          13,353
        Straight-line rents (1)                                    (334)               0
        (Gains) losses from sales of property (1)                     54         (3,005)
                                                             ------------    ------------
Funds From Operations                                            $24,673         $26,751
---------------------------------------------------------    ------------    ------------


(1)      Includes pro-rata share of adjustments for subsidiaries.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts at March 31, 2000.


                                                                                                                Est. Fair

(amounts in thousands)                  2000     2001     2002      2003      2004      Thereafter     Total      Value
--------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                      $ 21,609   78,159   74,831    109,145   100,000      423,767     807,511     806,201
Average interest rate
     at March 31, 2000                  8.35%    7.74%    7.55%      7.23%     7.27%        7.48%       7.47%           -

Variable Debt                       $ 197,416        -        -          -         -       52,975     250,391     250,391
Average interest rate
     at March 31, 2000                  6.87%        -        -          -         -        3.98%       6.26%           -

Interest Rate SWAPs

     Variable to fixed               $ 25,000        -        -          -         -            -      25,000          54
     Average pay rate                   6.02%        -        -          -         -            -       6.02%           -

     Fixed to variable                    $ -        -        -          -         -       50,000      50,000        (311)
     Average pay rate                       -        -        -          -         -      1 month      1 month          -
                                                                                           LIBOR        LIBOR

Interest Rate Cap                    $ 50,000        -        -          -         -            -      50,000           -
    Interest Rate                       8.00%        -        -          -         -            -       8.00%           -

         The table incorporates only those exposures that exist as of March 31, 2000; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

                            COLONIAL PROPERTIES TRUST

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                3.2.1 Bylaws of the Company (as amended through April 28, 2000)

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

                                                COLONIAL PROPERTIES TRUST




Date:  May 12, 2000                             /s/ Howard B. Nelson, Jr.
                                                -------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                                (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  May 12, 2000                             /s/ Kenneth E. Howell
                                                ---------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                              Re:    Colonial Properties Trust
                                                     (File No. 1-12358)
                                                     Registrations on Form S-8
                                                     Registrations on Form S-3

We are aware that our report dated April 24, 2000 on our review of interim financial information of Colonial Properties Trust for the three-month periods ended March 31, 2000 and 1999 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-8 related to the Employee Share Option and Restricted Share Plan filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997; Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997; Form S-8 related to the Second Amended and Restated Employee Share Option and Restricted Share Plan filed on July 31, 1998; and Form S-3 related to the Shelf Registration filed on May , 2000. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
May 9, 2000