Form 10-Q
period 2000-06-30
COLONIAL PROPERTIES TRUST
filed 2000-08-14
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                  Commission File Number: 1-12358
June 30,  2000


                            COLONIAL PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)



        Alabama                                                 59-7007599
 (State of organization)                                     (IRS Employer
                                                          Identification Number)

2101 Sixth Avenue North                                           35203
      Suite 750                                                (Zip Code)
  Birmingham, Alabama
 (Address of principal
   executive offices)
                                 (205) 250-8700
                         (Registrant's telephone number,
                              including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         As of July 28, 2000, Colonial Properties Trust had 20,817,535 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                     June 30, 2000 and December 31, 1999                     3

                     Consolidated Condensed Statements of Income for the
                     Three Months and for the Six Months Ended
                     June 30, 2000 and 1999                                  4

                     Consolidated Condensed Statements of Cash Flows
                     for the Six Months Ended June 30, 2000 and 1999         5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      11

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       12

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               16

PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                     17

         Item 4.  Submission of Matters to a Vote of Security Holders       17

         Item 6.  Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                                  18

EXHIBIT                                                                     19

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                                                June 30, 2000    December 31,
                                                                                  (Unaudited)        1999
                                                                                 ------------    ------------
                               ASSETS

Land, buildings, & equipment, net                                                $  1,561,081    $  1,586,333
Undeveloped land and construction in progress                                         248,438         214,043
Cash and equivalents                                                                    7,489           4,640
Restricted cash                                                                         2,651           2,634
Accounts receivable, net                                                               14,190          10,972
Prepaid expenses                                                                        3,578           2,476
Deferred debt and lease costs                                                          13,279          10,500
Investment in unconsolidated subsidiaries                                              23,528          24,167
Other assets                                                                            9,264           7,753
                                                                                 ------------    ------------
                                                                                 $  1,883,498    $  1,863,518
                                                                                 ============    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                      $  1,068,833    $  1,039,863
Accounts payable                                                                       23,084          18,215
Accrued interest                                                                       14,801          12,901
Accrued expenses                                                                       14,152           4,444
Tenant deposits                                                                         4,352           4,011
Unearned rent                                                                             955           2,820
                                                                                 ------------    ------------
     Total liabilities                                                              1,126,177       1,082,254
                                                                                 ------------    ------------
Minority interest:
Preferred units                                                                       100,000         100,000
Common units                                                                          187,120         187,689
                                                                                 ------------    ------------
     Total minority interest                                                          287,120         287,689
                                                                                 ------------    ------------

Preferred shares of  beneficial  interest,  $.01 par value, 10,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively                                                      50              50
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 26,357,709 and 26,326,458
     shares issued at June 30, 2000 and December 31, 1999, respectively                   263             263
Additional paid-in capital                                                            675,464         673,373
Cumulative earnings                                                                   222,292         196,302
Cumulative distributions                                                             (294,115)       (257,948)
Treasury shares, at cost; 5,026,050 shares at June 30, 2000 and
     4,454,250 shares at December 31, 1999                                           (133,468)       (117,863)
Deferred compensation on restricted shares                                               (285)           (602)
                                                                                 ------------    ------------
     Total shareholders' equity                                                       470,201         493,575
                                                                                 ------------    ------------
                                                                                 $  1,883,498    $  1,863,518
                                                                                 ============    ============

[FN]
The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------

                                                                     Three Months Ended        Six Months Ended
                                                                           June 30,                June 30,
                                                                   ---------------------    ----------------------
                                                                      2000        1999         2000         1999
                                                                   ---------------------    ----------------------

 Revenue:
      Minimum rent                                                   58,255    $  56,145      115,051    $ 110,822
      Percentage rent                                                   703          724        1,394        1,621
      Tenant recoveries                                               8,477        7,844       17,116       16,268
      Other                                                           5,654        5,188        9,306        8,649
                                                                  ---------    ---------    ---------    ---------

          Total revenue                                              73,089       69,901      142,867      137,360
                                                                  ---------    ---------    ---------    ---------

 Property operating expenses:
      General operating expenses                                      4,990        5,038        9,983       10,158
      Salaries and benefits                                           3,995        3,565        7,737        7,042
      Repairs and maintenance                                         7,068        6,845       13,541       13,425
      Taxes, licenses, and insurance                                  5,970        5,753       11,824       11,872
 General and administrative                                           2,162        2,540        4,997        4,807
 Depreciation                                                        14,296       13,033       28,278       25,921
 Amortization                                                         1,024          557        1,871        1,082
                                                                  ---------    ---------    ---------    ---------
          Total operating expenses                                   39,505       37,331       78,231       74,307
                                                                  ---------    ---------    ---------    ---------
          Income from operations                                     33,584       32,570       64,636       63,053
                                                                  ---------    ---------    ---------    ---------
 Other income (expense):
      Interest expense                                              (17,096)     (13,505)     (33,139)     (27,459)
      Income (loss) from unconsolidated subsidiaries                   (387)         302         (228)         854
      Gains from sales of property                                    3,569          473        3,514        3,478
      Minority interest in consolidated operating property             --            (22)        --            (82)
                                                                  ---------    ---------    ---------    ---------
          Total other expense                                       (13,914)     (12,752)     (29,853)     (23,209)
                                                                  ---------    ---------    ---------    ---------
          Income before extraordinary item and
          minority interest in CRLP                                  19,670       19,818       34,783       39,844
 Extraordinary income (loss)                                           (418)         115         (418)         115
                                                                  ---------    ---------    ---------    ---------

          Income before minority interest in CRLP                    19,252       19,933       34,365       39,959
 Minority interest in income of CRLP                                 (4,913)      (4,406)      (8,376)      (9,136)
 Distribution to preferred unitholders of CRLP                       (2,219)      (2,268)      (4,437)      (3,156)
                                                                  ---------    ---------    ---------    ---------

      Net income                                                  $  12,120    $  13,259    $  21,552    $  27,667
 Dividends to preferred shareholders                                 (2,735)      (2,735)      (5,469)      (5,469)
                                                                  ---------    ---------    ---------    ---------

      Net income available to common shareholders                 $   9,385    $  10,524    $  16,083    $  22,198
                                                                  =========    =========    =========    =========

 Net income per share after consideration of minority interest:

      Income before extraordinary items                           $    0.45    $    0.42    $    0.75    $    0.86
      Extraordinary income (loss)                                     (0.01)        0.00        (0.01)        0.00
                                                                  ---------    ---------    ---------    ---------
 Net income per common share - basic                              $    0.44    $    0.42    $    0.74    $    0.86
                                                                  =========    =========    =========    =========
 Net income per common share - diluted                            $    0.44    $    0.41    $    0.74    $    0.86
                                                                  =========    =========    =========    =========

 Weighted average common shares outstanding                          21,566       25,353       21,722       25,770
                                                                  =========    =========    =========    =========

[FN]
The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                             Six Months Ended
                                                                                June 30,
                                                                         ---------------------
                                                                             2000        1999
                                                                         ---------   ---------
Cash flows from operating activities:
     Net  income                                                         $  21,552    $  27,667
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                      30,149       27,003
         (Income) loss from unconsolidated subsidiaries                        228         (854)
         Distribution to preferred unitholders of CRLP                       4,437        3,156
         Minority interest                                                   8,376        9,136
         Gains from sales of property                                       (3,514)      (3,478)
         Other                                                                 802          547
     Decrease (increase) in:
         Restricted cash                                                       (17)         (68)
         Accounts receivable                                                (3,602)      (3,857)
         Prepaid expenses                                                   (1,102)         375
         Other assets                                                       (4,269)      (1,073)
     Increase (decrease) in:
         Accounts payable                                                    4,869       (1,777)
         Accrued interest                                                    1,900          (26)
         Accrued expenses and other                                          8,272        8,333
                                                                         ---------    ---------
             Net cash provided by operating activities                      68,081       65,084
                                                                         ---------    ---------
Cash flows from investing activities:
     Acquisition of properties                                                 -0-      (19,451)
     Development expenditures                                              (55,022)     (83,526)
     Tenant improvements                                                   (13,196)      (4,224)
     Capital expenditures                                                   (6,354)      (8,315)
     Proceeds from sales of property, net of selling costs                  40,665       23,586
     Distributions from subsidiaries                                         2,351        6,752
     Capital contributions to subsidiaries                                  (1,940)      (1,402)
                                                                         ---------    ---------
             Net cash used in investing activities                         (33,496)     (86,580)
                                                                         ---------    ---------
Cash flows from financing activities:
     Proceeds from CRLP preferred units issuance, net of expenses paid         -0-       97,413
     Proceeds from additional borrowings                                   128,568        9,750
     Proceeds from Employee Unit Purchase Plan, net of expenses paid         9,292          -0-
     Principal reductions of debt                                          (31,814)     (10,050)
     Proceeds from dividend reinvestment                                       -0-        3,675
     Net change in revolving credit balances                               (67,872)       8,473
     Dividends paid to common and preferred shareholders                   (36,167)     (38,543)
     Purchase of treasury stock                                            (15,605)     (33,743)
     Purchase of common units                                               (2,462)      (3,509)
     Distributions to minority partners in CRLP                            (13,678)     (12,588)
     Payment of mortgage financing cost                                     (1,574)        (383)
     Other                                                                    (424)         115
                                                                         ---------    ---------
             Net cash provided by (used in) financing activities           (31,736)      20,610
                                                                         ---------    ---------
             Increase (decrease) in cash and equivalents                     2,849         (886)
Cash and equivalents, beginning of period                                    4,640        4,583
                                                                         ---------    ---------
Cash and equivalents, end of period                                      $   7,489    $   3,697
                                                                         =========    =========

[FN]
The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1 -- Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2000. The December 31, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS 133, the Company will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. The Company is required to adopt SFAS 133 for all periods beginning after January 1, 2001.

Note 2 -- Joint Venture

         CMS II Joint Venture -- During the second quarter, the Company sold four multifamily properties, representing 884 apartment units, which included Colonial Village at Rocky Ridge, Colonial Village at Hillwood, Colonial Grand at Inverness Lakes, and Colonial Village at Inverness Lakes. The properties were purchased by a joint venture formed by CMS Companies, a private investment banking firm, and the Company. The Company will maintain a 15% interest in the joint venture and serve as manager of the properties.

The properties were sold for a total purchase price of $42.0 million, of which $17.3 million was used to repay three secured loans, and the remaining proceeds were used to repay a portion of the borrowings under the Company's unsecured line of credit, and to support the Company's future investment activities.

Note 3 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                 (Amounts in thousands,
                                                                 except per share data)
                                               ------------------------------------------------------------
                                                    Three          Three           Six             Six
                                                   Months         Months         Months          Months
                                                    Ended          Ended         Ended           Ended
                                                  June 30,       June 30,       June 30,        June 30,
                                                    2000           1999           2000            1999
                                                 ------------   ------------   ------------    ------------
        Numerator:
         Numerator  for basic and diluted net
         income   per  share  -  net   income
         available to common shareholders      $       9,385  $      10,524  $      16,083 $        22,198
                                                 ============   ============   ============    ============
       Denominator:
         Denominator for basic net income
         Effect of dilutive securities:
         Trustee and employee stock options               30             22             28              22
                                                 ------------   ------------   ------------    ------------
         Denominator  for  diluted net income
         per   share  -   adjusted   weighted
         average common shares                        21,596         25,375         21,750          25,792
                                                 ============   ============   ============    ============
         Basic net income per share            $         .44  $         .42  $         .74   $         .86
                                                 ============   ============   ============    ============
         Diluted net income per share          $         .44  $         .41  $         .74   $         .86
                                                 ============   ============   ============    ============

Options to purchase 388,633 Common Shares at a weighted average exercise price of $28.79 per share were outstanding during 2000 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 4 -- Segment Information

     The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 1999 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information as of and for the three months and six months ended June 30, 2000 and 1999, and for the period ended December 31, 1999 is as follows:


          As of and for the
         Three Months Ended
            June 30, 2000                      Multifamily         Office           Retail           Total
                                         --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                        $ 29,429         $ 12,717         $ 33,487         $ 75,633
NOI                                                19,266            9,073           23,921           52,260
Divisional assets                                 765,868          316,077          816,929        1,898,874
-------------------------------------------------------------------------------------------------------------
         Three Months Ended
            June 30, 1999                      Multifamily         Office           Retail           Total
                                         --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                        $ 29,232          $ 9,758         $ 32,769         $ 71,759
NOI                                                19,321            6,728           23,598           49,647
-------------------------------------------------------------------------------------------------------------
          Six Months Ended
            June 30, 2000                      Multifamily         Office           Retail           Total
                                         --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                        $ 58,067         $ 23,997         $ 66,042        $ 148,106
NOI                                                38,188           16,879           47,373          102,440
-------------------------------------------------------------------------------------------------------------
          Six Months Ended
            June 30, 1999                      Multifamily         Office           Retail           Total
                                         --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                        $ 57,303         $ 19,671         $ 64,711        $ 141,685
NOI                                                37,486           13,783           46,031           97,300
-------------------------------------------------------------------------------------------------------------
        For the Period Ended
          December 31, 1999
           (in thousands)                      Multifamily         Office           Retail           Total
                                         --------------------------------------------------------------------
Divisional assets                               $ 777,436        $ 293,545        $ 794,109      $ 1,865,090
-------------------------------------------------------------------------------------------------------------


A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months and six months ended June 30, 2000 and 1999, and total divisional assets to total assets, for the periods ended June 30, 2000 and December 31, 1999 is presented below:

-----------------------------------------------------------------------------------------------------------------------------
                                       As of and for the     As of and for the     As of and for the      As of and for the
                                      Three Months Ended     Three Months Ended     Six Months Ended      Six Months Ended
(in thousands)                           June 30, 2000         June 30, 1999         June 30, 2000          June 30, 1999
Revenues
--------------------------------------------------------------------------------- ---------------------  --------------------
Total divisional revenues                         $ 75,633              $ 71,759             $ 148,106             $ 141,685
Unallocated corporate revenues                         569                   541                   978                   742
Partially-owned subsidiaries                        (3,113)               (2,399)               (6,217)               (5,067)
--------------------------------------------------------------------------------- ---------------------  --------------------
    Total Revenues                                $ 73,089              $ 69,901             $ 142,867             $ 137,360
--------------------------------------------------------------------------------- ---------------------  --------------------
NOI
--------------------------------------------------------------------------------- ---------------------  --------------------
Total divisional NOI                              $ 52,260              $ 49,647             $ 102,440              $ 97,300
Unallocated corporate revenues                         569                   541                   978                   742
Partially-owned subsidiaries                        (1,766)               (1,540)               (3,644)               (3,129)
General and administrative expenses                 (2,162)               (2,540)               (4,997)               (4,807)
Depreciation                                       (14,296)              (13,033)              (28,278)              (25,921)
Amortization                                        (1,024)                 (557)               (1,871)               (1,082)
Other                                                    3                    52                     8                   (50)
--------------------------------------------------------------------------------- ---------------------  --------------------
--------------------------------------------------------------------------------- ---------------------  --------------------
    Income from operations                        $ 33,584              $ 32,570              $ 64,636              $ 63,053
-----------------------------------------------------------------------------------------------------------------------------

                                      For the Period Ended  For the Period Ended
Assets                                       June 30, 2000     December 31, 1999
---------------------------------------------------------------------------------
Total divisional assets                        $ 1,898,874           $ 1,865,090
Unallocated corporate assets (1)                    69,723                65,914
Partially-owned subsidiaries                       (85,099)              (67,486)
---------------------------------------------------------------------------------
    Total assets                               $ 1,883,498           $ 1,863,518
---------------------------------------------------------------------------------

[FN]
(1) Includes the Company's investment in partially owned entities of $23,528 as of June 30, 2000, and 24,166 as of December 31, 1999.

Note 5 -- Increase in Revolving Credit Agreement

         On April 14, 2000, the Company increased the borrowing capacity under its unsecured line of credit from $250 million to $300 million. The credit facility, which is used by the Company primarily to finance property acquisition and development activities, bears interest at LIBOR plus 115 basis points, is renewable on March 31, 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At June 30, 2000 and December 31, 1999, the Company had an outstanding balance on its unsecured line of credit of $160.4 million and $228.3 million, respectively.

Note 6 -- Subsequent Events

         Quarterly Distribution
         On July 18, 2000, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.60 per share and per unit, respectively, totaling $19.3 million. The distribution was declared to shareholders of record as of July 28, 2000, and was paid on August 4, 2000.

         Acquisition
         On August 1, 2000, the Company acquired the Temple Mall, a 575,000 square-foot mall in Temple, Texas for a total purchase price of $25.7 million. The mall anchors include JC Penney, Dillards, Foley's, and Stein Mart. The purchase price was partially funded through the proceeds received from the disposition of assets, and an advance on the Company's unsecured line of credit.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of June 30, 2000, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2000, except for Note 16, as to which the date is February 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
July 14, 2000

                            COLONIAL PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of June 30, 2000, Colonial's real estate portfolio consisted of 54 multifamily communities, 18 office properties, and 42 retail properties.

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

Results of Operations -- Three Months Ended June 30, 2000 and 1999

         Revenue -- Total revenue increased by $3.2 million, or 4.6%, for the second quarter of 2000 when compared to the second quarter of 1999. The majority of this increase, $2.8 million, represents revenues generated by properties acquired or developed during 2000 and the second half of 1999, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and certain lease cancellations that occurred during the second quarter of 2000.

         Operating Expenses -- Total operating expenses increased by $2.2 million, or 5.8%, for the second quarter of 2000 when compared to the second quarter of 1999. The majority of this increase, $1.3 million, relates to additional operating expenses associated with properties that were acquired or developed during 2000 and the second half of 1999, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in operating expenses at existing properties.

         Other Income and Expense -- Interest expense increased by $3.6 million, or 26.6%, for the second quarter of 2000 when compared to the second quarter of 1999. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions, developments, the Company's Common Share Repurchase Program, and the issuance of $132.5 million of unsecured medium term notes through its subsidiary CRLP since the second quarter of 1999.

Results of Operations -- Six Months Ended June 30, 2000 and 1999

         Revenue -- Total revenue increased by $5.5 million, or 4.0%, for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. This majority of this increase, $4.6 million, represents revenues generated by properties acquired or developed during 2000 and the second half of 1999, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and certain lease cancellations that occurred during 2000.

         Operating Expenses -- Total operating expenses increased by $3.9 million, or 5.3%, for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The majority of this increase, $2.3 million, relates to additional operating expenses associated with properties that were acquired or developed during 2000 and the second half of 1999, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense increased by $5.7 million, or 20.7%, for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions, developments, and the Company's Common Share Repurchase Program, and the issuance of $132.5 million of unsecured medium term notes through its subsidiary CRLP since the second quarter of 1999.


Liquidity and Capital Resources

         During the second quarter of 2000, the Company invested $32.7 million in the acquisition and development of properties. The Company financed this growth through advances on its unsecured bank line of credit, sale of certain properties, securing of certain properties, and cash from operations. As of June 30, 2000, the Company had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, and is renewable on March 31, 2003 and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at June 30, 2000, was $160.4 million.

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

Common Share Repurchase Program

         During 1999, the Board of Trustees authorized a share repurchase program under which the Company may repurchase up to $150 million of its currently outstanding common shares from time to time at the discretion of management in open market and negotiated transactions. During the second quarter of 2000, the Company repurchased 571,800 shares at an all-in cost of approximately $15.6 million. To date, the Company has repurchased 5,026,050 shares at an all-in cost of approximately $133.5 million, which represents an average purchase price of $26.56 per share.

Funds from Operations

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the second quarter of 2000 and 1999 and six months ended June 30, 2000 and 1999 was computed as follows:

                                                               Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                          ---------------------------   ----------------------------
(in thousands)                                                  2000            1999            2000           1999
--------------------------------------------------------- -----------    ------------   -------------   ------------
Net income available to common shareholders                   $9,385         $10,524         $16,083        $22,198
Adjustments:
       Minority interest in CRLP                               4,913           4,406           8,376          9,136
       Real estate depreciation and amortization (1)          15,158          13,520          29,950         26,871
        Straight-line rents (1)                                (435)               0           (770)              0
        Gains from sales of property (1)                     (2,979)           (473)         (2,925)        (3,478)
       Extraordinary (income) loss                               418           (115)             418          (115)
------ -------------------------------------------------- -----------    ------------   -------------   ------------
Funds From Operations                                        $26,460        $ 27,862         $51,132       $ 54,612
--------------------------------------------------------- -----------    ------------   -------------   ------------

[FN]
(1)      Includes pro-rata share of adjustments for subsidiaries.


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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts and rate caps at June 30, 2000.

                                                                                                                  Estimated
                                                                                                                     Fair
(amounts in thousands)               2000       2001       2002       2003       2004    Thereafter     Total       Value
-----------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                       $ 7,843    78,095     57,500    109,028    100,000     471,952      824,418    818,622
Average interest rate
     at June 30, 2000                    7.9%      7.7%       7.9%       7.2%       7.3%        7.6%         7.5%          -

Variable Debt                           $ 595         -    160,465          -          -      83,354      244,414    244,414
Average interest rate
     at June 30, 2000                    7.9%         -       7.5%          -          -        5.3%         6.8%          -

Interest Rate SWAPs

     Fixed to variable                    $ -         -          -          -          -      50,000       50,000        440
     Average pay rate                       -         -          -          -          -     1 month      1 month          -
                                                                                              LIBOR        LIBOR

Interest Rate Cap                         $ -         -          -     30,379          -           -       30,379          2
    Interest Rate                           -         -          -      11.2%          -           -        11.2%          -


The table incorporates only those exposures that exist as of June 30, 2000; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

                            COLONIAL PROPERTIES TRUST
                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 18, 2000. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of trustees whose term of office as a trustee continued after the meeting:

Proposal 1 - Election of Trustees

                               Term Expires     Votes For      Votes Withheld
                             --------------- ---------------- -----------------
Elected Trustees:

Carl F. Bailey                     2003         17,663,630         425,661
Thomas H. Lowder                   2003         17,660,700         422,591
Harold W. Ripps                    2003         17,670,952         418,339

Continuing Trustees:

M. Miller Gorrie                   2001
James K. Lowder                    2001
Herbert A. Meisler                 2001
William M. Johnson                 2002
Claude B. Nielsen                  2002
Donald T. Senterfitt               2002


Proposal 2 - Ratification of Appointment of Independent Auditors

       Votes For                         17,851,606
       Votes Against                        166,580
       Votes Withheld                        71,104
       Broker Non-Votes                           0


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

                                               COLONIAL PROPERTIES TRUST




Date:  August 14, 2000                     /s/ Howard B. Nelson, Jr.
                                               -------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  August 14, 2000                     /s/ Kenneth E. Howell
                                               ---------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                              (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                              Re:    Colonial Properties Trust
                                                     (File No. 1-12358)
                                                     Registrations on Form S-8
                                                     Registrations on Form S-3

We are aware that our report dated July 14, 2000 on our review of interim financial information of Colonial Properties Trust for the three-month and six-month periods ended June 30, 2000 and 1999 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-8 related to the Employee Share Option and Restricted Share Plan filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997; Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997; and Form S-8 related to the Second Amended and Restated Employee Share Option and Restricted Share Plan filed on July 31, 1998. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
August 14, 2000