Form 10-Q
period 2000-09-30
COLONIAL PROPERTIES TRUST
filed 2000-11-13
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                  Commission File Number: 1-12358
September 30,  2000


                            COLONIAL PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)



        Alabama                                                 59-7007599
 (State of organization)                                     (IRS Employer
                                                          Identification Number)

2101 Sixth Avenue North                                           35203
      Suite 750                                                (Zip Code)
  Birmingham, Alabama
 (Address of principal

   executive offices)
                                 (205) 250-8700

                         (Registrant's telephone number,
                              including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         As of October 27, 2000, Colonial Properties Trust had 20,742,264 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST

                               INDEX TO FORM 10-Q

                                                                          Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                        September 30, 2000 and December 31, 1999            3

                     Consolidated Condensed Statements of Income for the
                        Three Months and for the Nine Months Ended
                        September 30, 2000 and 1999                         4

                     Consolidated Condensed Statements of Cash Flows
                        for the Nine Months Ended September 30,
                        2000 and 1999                                       5

                     Notes to Consolidated Condensed Financial Statements   6

                     Report of Independent Accountants                     11

         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                12

         Item 3.  Quantitative and Qualitative Disclosures about
                        Market Risk                                        16

PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                    17

         Item 4.  Submission of Matters to a Vote of Security Holders      17

         Item 6.  Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                                 18

EXHIBIT                                                                    19


                            COLONIAL PROPERTIES TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      (in thousands, except per share data)
                              --------------------


                                                                                   September 30,    December 31,
                                                                                       2000            1999
                                                                                    (Unaudited)
                                                                                   ------------    ------------
               ASSETS

Land, buildings, & equipment, net                                                  $  1,760,509    $  1,586,333
Undeveloped land and construction in progress                                            93,138         214,043
Cash and equivalents                                                                      2,674           4,640
Restricted cash                                                                           2,539           2,634
Accounts receivable, net                                                                 12,771          10,606
Notes receivable                                                                          3,091             366
Prepaid expenses                                                                          3,222           2,476
Deferred debt and lease costs                                                            14,440          10,500
Investment in unconsolidated subsidiaries                                                26,774          24,167
Other assets                                                                             10,938           7,753
                                                                                   ------------    ------------
                                                                                   $  1,930,096    $  1,863,518
                                                                                   ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                        $  1,150,517    $  1,039,863
Accounts payable                                                                         10,309          18,215
Accrued interest                                                                         16,440          12,901
Accrued expenses                                                                         16,466           4,444
Tenant deposits                                                                           4,179           4,011
Unearned rent                                                                             1,223           2,820
                                                                                   ------------    ------------
     Total liabilities                                                                1,199,134       1,082,254
                                                                                   ------------    ------------

Minority interest:
Preferred units                                                                         100,000         100,000
Common units                                                                            179,174         187,689
                                                                                   ------------    ------------
     Total minority interest                                                            279,174         287,689
                                                                                   ------------    ------------

 Preferred shares of  beneficial  interest,  $.01 par value,
      10,000,000  shares authorized;  5,000,000 shares issued
      and outstanding at September 30, 2000 and
      December 31, 1999, respectively                                                        50              50
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 26,362,025 and 26,326,458 shares
     issued at September 30, 2000 and December 31, 1999, respectively                       263             263
Additional paid-in capital                                                              677,888         673,373
Cumulative earnings                                                                     235,508         196,302
Cumulative distributions                                                               (311,558)       (257,948)
Treasury shares, at cost; 5,623,150 shares at September 30, 2000
     and 4,454,250 shares at December 31, 1999                                         (150,163)       (117,863)
Deferred compensation on restricted shares                                                 (200)           (602)
                                                                                   ------------    ------------
     Total shareholders' equity                                                         451,788         493,575
                                                                                   ------------    ------------
                                                                                   $  1,930,096    $  1,863,518
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



                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                 -----------------------    ----------------------
                                                                     2000        1999          2000         1999
                                                                 ----------    ---------    ---------    ---------
 Revenue:
      Minimum rent                                                $  60,374    $  57,798    $ 175,425    $ 168,620
      Percentage rent                                                   864          483        2,258        2,103
      Tenant recoveries                                               9,147        7,908       26,263       24,176
      Other                                                           5,535        3,946       14,841       12,596
                                                                  ---------    ---------    ---------    ---------
          Total revenue                                              75,920       70,135      218,787      207,495
                                                                  ---------    ---------    ---------    ---------
 Property operating expenses:
      General operating expenses                                      5,566        5,243       15,549       15,402
      Salaries and benefits                                           3,975        3,936       11,712       10,977
      Repairs and maintenance                                         7,523        6,982       21,064       20,407
      Taxes, licenses, and insurance                                  4,924        6,036       16,749       17,909
 General and administrative                                           1,700        1,801        6,697        6,608
 Depreciation                                                        15,289       13,292       43,566       39,213
 Amortization                                                         1,067          563        2,938        1,645
                                                                  ---------    ---------    ---------    ---------
          Total operating expenses                                   40,044       37,853      118,275      112,161
                                                                  ---------    ---------    ---------    ---------
          Income from operations                                     35,876       32,282      100,512       95,334
                                                                  ---------    ---------    ---------    ---------
 Other income (expense):
      Interest expense                                              (18,958)     (14,829)     (52,097)     (42,288)
      Income from unconsolidated subsidiaries                           906        1,319          678        2,173
      Gains (losses) from sales of property                            (140)       2,161        3,374        5,639
      Minority interest in consolidated operating property             --           --           --            (82)
                                                                  ---------    ---------    ---------    ---------
          Total other expense                                       (18,192)     (11,349)     (48,045)     (34,558)
                                                                  ---------    ---------    ---------    ---------
          Income before extraordinary item and
          minority interest in CRLP                                  17,684       20,933       52,467       60,776
 Extraordinary loss                                                    --           (742)        (418)        (628)
                                                                  ---------    ---------    ---------    ---------
          Income before minority interest in CRLP                    17,684       20,191       52,049       60,148
 Minority interest in income of CRLP                                 (4,468)      (4,682)     (12,844)     (13,855)
 Distribution to preferred unitholders of CRLP                       (2,219)      (2,219)      (6,656)      (5,374)
                                                                  ---------    ---------    ---------    ---------
      Net income                                                  $  10,997    $  13,290    $  32,549    $  40,919
 Dividends to preferred shareholders                                 (2,735)      (2,735)      (8,204)      (8,204)
                                                                  ---------    ---------    ---------    ---------
      Net income available to common shareholders                 $   8,262    $  10,555    $  24,345    $  32,715
                                                                  =========    =========    =========    =========
 Net income per share after consideration of minority interest:

      Income before extraordinary items                           $    0.40    $    0.46    $    1.15    $    1.32
      Extraordinary income (loss)                                       -0-        (0.02)       (0.01)       (0.02)
                                                                  ---------    ---------    ---------    ---------
 Net income per common share - basic                              $    0.40    $    0.44    $    1.14    $    1.30
                                                                  =========    =========    =========    =========
 Net income per common share - diluted                            $    0.40    $    0.44    $    1.14    $    1.30
                                                                  =========    =========    =========    =========


 Weighted average common shares outstanding                          20,818       24,027       21,419       25,183
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


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                            Nine Months Ended
                                                                               September 30,

                                                                          ----------------------
                                                                             2000         1999
                                                                          ---------    ---------
 Cash flows from operating activities:

      Net  income                                                         $  32,549    $  40,919
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                      46,504       40,858
          Income from unconsolidated subsidiaries                              (678)      (2,173)
          Distribution to preferred unitholders of CRLP                       6,656        5,374
          Minority interest                                                  12,844       13,937
          Gains from sales of property                                       (3,374)      (5,639)
          Other                                                               1,071        1,513
      Decrease (increase) in:
          Restricted cash                                                        95           21
          Accounts receivable and notes receivable                           (5,459)        (218)
          Prepaid expenses                                                     (509)         633
          Other assets                                                       (7,869)         (98)
      Increase (decrease) in:
          Accounts payable                                                   (7,906)       2,531
          Accrued interest                                                    3,539         (370)
          Accrued expenses and other                                         10,724       10,764
                                                                          ---------    ---------
              Net cash provided by operating activities                      88,187      108,052
                                                                          ---------    ---------

 Cash flows from investing activities:

      Acquisition of properties                                             (26,512)     (48,648)
      Development expenditures                                              (78,151)    (132,742)
      Tenant improvements                                                   (17,784)      (6,956)
      Capital expenditures                                                  (11,952)     (12,622)
      Proceeds from sales of property, net of selling costs                  40,615      120,795
      Distributions from subsidiaries                                         3,489        8,084
      Capital contributions to subsidiaries                                  (5,418)      (5,227)
                                                                          ---------    ---------
              Net cash used in investing activities                         (95,713)     (77,316)
                                                                          ---------    ---------

 Cash flows from financing activities:

      Proceeds from CRLP preferred units issuance, net of expenses paid         -0-       97,403
      Proceeds from additional borrowings                                   128,568      136,200
      Proceeds from Employee Unit Purchase Plan, net of expenses paid         9,280          -0-
      Principal reductions of debt                                          (32,302)     (59,156)
      Proceeds from dividend reinvestment                                       -0-        3,784
      Net change in revolving credit balances                                14,257      (31,564)
      Dividends paid to common and preferred shareholders                   (53,610)     (57,688)
      Purchase of treasury stock                                            (32,300)     (96,069)
      Purchase of common units                                               (5,575)      (3,509)
      Distributions to minority partners in CRLP                            (20,474)     (18,773)
      Payment of debt financing cost                                         (1,791)      (1,472)
      Other                                                                    (493)        (628)
                                                                          ---------    ---------
              Net cash provided by (used in) financing activities             5,560      (31,472)
                                                                          ---------    ---------
              Decrease in cash and equivalents                               (1,966)        (736)
 Cash and equivalents, beginning of period                                    4,640        4,583
                                                                          ---------    ---------
 Cash and equivalents, end of period                                      $   2,674    $   3,847
                                                                          =========    =========

[FN]
The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 1 -- Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31 and June 30, 2000. The December 31, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Note 2 -- Acquisition

         Temple Mall - On August 1, 2000, the Company acquired the Temple Mall, a 575,000 square-foot mall in Temple, Texas for a total purchase price of $26.2 million. The mall anchors include JC Penney, Dillards, Foley's, and Stein Mart. The purchase price was partially funded through the proceeds received from the disposition of assets, and an advance on the Company's unsecured line of credit.

Note 3 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                 (Amounts in thousands,
                                                                 except per share data)
                                               ------------------------------------------------------------
                                                    Three          Three          Nine            Nine
                                                   Months         Months        Months          Months
                                                    Ended          Ended          Ended           Ended
                                                  September      September      September       September
                                                     30,            30,            30,             30,
                                                    2000           1999           2000            1999
                                                 ------------   ------------   ------------    ------------
        Numerator:
         Numerator  for basic and diluted net
         income   per  share  -  net   income
         available to common shareholders      $       8,262  $      10,555  $      24,345 $        32,715
                                                 ============   ============   ============    ============
       Denominator:
         Denominator for basic net income Effect of dilutive securities:

         Trustee and employee stock options               53             21             32              21
                                                 ------------   ------------   ------------    ------------
         Denominator  for  diluted net income
         per   share  -   adjusted   weighted
         average common shares                        20,871         24,048         21,451          25,204
                                                 ============   ============   ============    ============
         Basic net income per share            $         .40  $         .44  $        1.14   $        1.30
                                                 ============   ============   ============    ============
         Diluted net income per share          $         .40  $         .44  $        1.14   $        1.30
                                                 ============   ============   ============    ============

Options to purchase 388,083 Common Shares at a weighted average exercise price of $28.79 per share were outstanding during 2000 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 4 -- Segment Information

         The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 1999 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information as of and for the three months and nine months ended September 30, 2000 and 1999, and for the period ended December 31, 1999 is as follows:


------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
         September 30, 2000                   Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,882         $ 12,566         $ 35,496         $ 77,944
NOI                                               20,287            8,910           25,529           54,726
Divisional assets                                756,686          322,839          859,078        1,938,603
------------------------------------------------------------------------------------------------------------
         Three Months Ended
         September 30, 1999                   Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 30,329         $ 10,435         $ 31,637         $ 72,401
NOI                                               19,351            7,258           22,543           49,152
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 2000                   Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 87,949         $ 36,564        $ 101,538        $ 226,051
NOI                                               58,475           25,790           72,902          157,167
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 1999                   Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 87,632         $ 30,105         $ 96,348        $ 214,085
NOI                                               56,837           21,040           68,575          146,452
------------------------------------------------------------------------------------------------------------
        For the Period Ended
          December 31, 1999
           (in thousands)                     Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 777,436        $ 293,545        $ 794,109      $ 1,865,090
------------------------------------------------------------------------------------------------------------

A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months and nine months ended September 30, 2000 and 1999, and total divisional assets to total assets, for the periods ended September 30, 2000 and December 31, 1999 is presented below:


---------------------------------------------------------------------------------------------------------------------------------
                                        As of and for the      As of and for the       As of and for the      As of and for the
                                       Three Months Ended      Three Months Ended      Nine Months Ended      Nine Months Ended
(in thousands)                         September 30, 2000      September 30, 1999     September 30, 2000     September 30, 1999
Revenues
-----------------------------------------------------------------------------------  ----------------------  --------------------
Total divisional revenues                           $ 77,944              $ 72,401               $ 226,051             $ 214,085
Unallocated corporate revenues                         1,149                   220                   2,115                   961
Partially-owned subsidiaries                          (3,173)               (2,486)                 (9,379)               (7,551)
-----------------------------------------------------------------------------------  ----------------------  --------------------
    Total Revenues                                  $ 75,920              $ 70,135               $ 218,787             $ 207,495
-----------------------------------------------------------------------------------  ----------------------  --------------------

NOI

-----------------------------------------------------------------------------------  ----------------------  --------------------
Total divisional NOI                                $ 54,726              $ 49,152               $ 157,167             $ 146,452
Unallocated corporate revenues                         1,149                   220                   2,115                   961
Partially-owned subsidiaries                          (1,898)               (1,448)                 (5,532)               (4,531)
General and administrative expenses                   (1,700)               (1,801)                 (6,697)               (6,608)
Depreciation                                         (15,289)              (13,292)                (43,566)              (39,213)
Amortization                                          (1,067)                 (563)                 (2,938)               (1,645)
Other                                                    (45)                   14                     (37)                  (82)
-----------------------------------------------------------------------------------  ----------------------  --------------------
    Income from operations                          $ 35,876              $ 32,282               $ 100,512              $ 95,334
---------------------------------------------------------------------------------------------------------------------------------

                                          For the Period Ended For the Period Ended
Assets                                      September 30, 2000    December 31, 1999
-----------------------------------------------------------------------------------
Total divisional assets                          $ 1,938,603           $ 1,865,090
Unallocated corporate assets (1)                      80,755                65,914
Partially-owned subsidiaries                         (89,262)              (67,486)
-----------------------------------------------------------------------------------
    Total assets                                 $ 1,930,096           $ 1,863,518
-----------------------------------------------------------------------------------

[FN]

(1) Includes the Company's investment in partially owned entities of $26,774 as of September 30, 2000, and $24,166 as of December 31, 1999.


Note 5 -- Subsequent Events

         Quarterly Distribution

         On October 17, 2000, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership in the amount of $0.60 per share and per unit, respectively, totaling $19.2 million. The distribution was declared to shareholders of record as of October 27, 2000, and was paid on November 3, 2000.

         Interest Rate SWAP Transactions

         On October 25, 2000, the Company terminated its two reverse interest rate swap agreements totaling $50 million on its medium-term notes. With the termination, the Company received approximately $1.5 million, which will be amortized over the remaining life of the original swap agreement. Additionally, subsequent to September 30, 2000, the Company entered into an interest rate swap agreement for $125 million of its line of credit at a fixed one-year LIBOR rate of 6.456% plus 115 basis points, with a one-year term. Also, the Company entered into a forward treasury rate lock of $25 million on its future financings at a fixed rate of 5.778% for a term of 45 days.

         Disposition

         On October 27, 2000, the Company sold its interest in the Anderson Block Properties Partnership, of which the Company maintained a 33.33% ownership interest. The entire partnership was sold for a total purchase price of $1.1 million, of which $1.0 million was used to repay outstanding secured loans. The remaining proceeds retained by the Company were used to repay a portion of the borrowings under the Company's unsecured line of credit.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of September 30, 2000, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated condensed statements of cash flows for the nine-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
November 3, 2000

                            COLONIAL PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of September 30, 2000, Colonial's real estate portfolio consisted of 54 multifamily communities, 18 office properties, and 43 retail properties.

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

Results of Operations -- Three Months Ended September 30, 2000 and 1999

         Revenue -- Total revenue increased by $5.8 million, or 8.3%, for the third quarter of 2000 when compared to the third quarter of 1999. The majority of this increase, $3.1 million, represents revenues generated by properties acquired or developed during 2000 and the second half of 1999, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and certain lease cancellations that occurred during the third quarter of 2000.

         Operating Expenses -- Total operating expenses increased by $2.2 million, or 5.8%, for the third quarter of 2000 when compared to the third quarter of 1999. The majority of this increase, $1.6 million, relates to additional operating expenses associated with properties that were acquired or developed during 2000 and the second half of 1999, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in operating expenses at existing properties.

         Other Income and Expense -- Interest expense increased by $4.1 million, or 27.8%, for the third quarter of 2000 when compared to the third quarter of 1999. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions, developments, and the Company's Common Share Repurchase Program, and the issuance of $132.5 million of unsecured medium term notes through its subsidiary CRLP during the third quarter of 1999 and first quarter of 2000.

Results of Operations -- Nine Months Ended September 30, 2000 and 1999

         Revenue -- Total revenue increased by $11.3 million, or 5.4%, for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. This majority of this increase, $9.5 million, represents revenues generated by properties acquired or developed during 2000 and the second half of 1999, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and certain lease cancellations that occurred during 2000.

         Operating Expenses -- Total operating expenses increased by $6.1 million, or 5.5%, for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The majority of this increase, $4.5 million, relates to additional operating expenses associated with properties that were acquired or developed during 2000 and the second half of 1999, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense increased by $9.8 million, or 23.2%, for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions, developments, and the Company's Common Share Repurchase Program, and the issuance of $132.5 million of unsecured medium term notes through its subsidiary CRLP during the third quarter of 1999 and first quarter of 2000.


Liquidity and Capital Resources

         During the third quarter of 2000, the Company invested $56.5 million in the acquisition and development of properties. The Company financed this growth through advances on its unsecured bank line of credit, sale of certain properties, financing of certain properties, and cash from operations. As of September 30, 2000, the Company had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, and is renewable on April 14, 2003 and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at September 30, 2000, was $242.6 million.

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

Common Share Repurchase Program

         During 1999, the Board of Trustees authorized a share repurchase program under which the Company may repurchase up to $150 million of its currently outstanding common shares from time to time at the discretion of management in open market and negotiated transactions. During the third quarter of 2000, the Company repurchased 597,100 shares at an all-in cost of approximately $16.7 million, which completed the Company's current common share repurchase program. To date, the Company has repurchased 5,623,150 shares at an all-in cost of approximately $150 million, which represents an average purchase price of $26.70 per share.

Funds from Operations

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The
Company's FFO for the third quarter of 2000 and 1999 and nine months ended September 30, 2000 and 1999 was computed as follows:


                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                          ---------------------------   ----------------------------
(in thousands)                                                  2000            1999            2000           1999
--------------------------------------------------------- -----------    ------------   -------------   ------------
Net income available to common shareholders                   $8,262         $10,555         $24,345        $32,715
Adjustments:
       Minority interest in CRLP                               4,468           4,682          12,844         13,855
       Real estate depreciation and amortization (1)          16,233          14,166          46,184         41,039
        Straight-line rents (1)                                 (420)              0          (1,191)             0
        (Gains) losses from sales of property (1)                205          (2,161)         (2,720)        (5,639)
       Extraordinary (income) loss                                 0             742             418            627
------ -------------------------------------------------- -----------    ------------   -------------   ------------
Funds From Operations                                        $28,748        $ 27,984         $79,880       $ 82,597
--------------------------------------------------------- -----------    ------------   -------------   ------------

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts and rate caps at September 30, 2000.


                                                                                                                    Estimated
                                                                                                                      Fair
(amounts in thousands)               2000       2001       2002       2003       2004      Thereafter      Total      Value
-----------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                       $ 7,772    78,031     58,090    108,914    100,000     471,810      824,617    818,028
Average interest rate
     at September 30, 2000               7.9%      7.7%       7.9%       7.2%       7.3%        7.6%         7.5%          -

Variable Debt                             $ -         -          -    242,594          -      83,307      325,901    325,901
Average interest rate
     at September 30, 2000                  -         -          -       7.6%          -        5.9%         7.2%          -

Interest Rate SWAPs

     Fixed to variable                    $ -         -          -          -          -      50,000       50,000      1,240
     Average pay rate                       -         -          -          -          -     1 month      1 month          -
                                                                                              LIBOR        LIBOR

Interest Rate Cap                         $ -         -          -     30,379          -           -       30,379          1
    Interest Rate                           -         -          -      11.2%          -           -        11.2%          -



The table incorporates only those exposures that exist as of September 30, 2000; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

                                                COLONIAL PROPERTIES TRUST




Date:  November 13, 2000                    /s/ Howard B. Nelson, Jr.
                                                -------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                                (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  November 13, 2000                    /s/ Kenneth E. Howell
                                                ---------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549


                                             Re:    Colonial Properties Trust
                                                    (File No. 1-12358)
                                                    Registrations on Form S-8
                                                    Registrations on Form S-3

We are aware that our report dated November 3, 2000 on our review of interim financial information of Colonial Properties Trust for the three-month and nine-month periods ended September 30, 2000 and 1999 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994, Form S-8 related to the Employee Share Option and Restricted Share Plan filed on September 29, 1994; Form S-3 related to the Shelf Registration filed on November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 11, 1995, as amended; Form S-8 related to the registration of common stock issuable under the Colonial Properties Trust 401(K)/Profit-Sharing Plan filed on October 15, 1996; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to the Non-employee Trustee Share Plan filed on May 15, 1997; Form S-8 related to changes to the First Amended and Restated Employee Share Option and Restricted Share Plan and the Non-employee Trustee Share Option Plan filed on May 15, 1997; Form S-8 related to the Second Amended and Restated Employee Share Option and Restricted Share Plan filed on July 31, 1998; and Form S-3 related to the Dividend Reinvestment Plan filed on October 23, 2000. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                                                  /s/ PricewaterhouseCoopers LLP
                                                      PricewaterhouseCoopers LLP

Birmingham, Alabama
November 13, 2000