Form 10-Q
period 2001-03-31
COLONIAL PROPERTIES TRUST
filed 2001-05-15
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 1-12358
      March 31, 2001


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _x_ NO ___


         As of May 4, 2001, Colonial Properties Trust had 20,863,071 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q

                                                                         Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets as of
                     March 31, 2001 and December 31, 2000                   3

                     Consolidated Condensed Statements of Income for
                     the Three Months Ended March 31, 2001 and 2000         4

                     Consolidated Condensed Statements of Cash Flows for
                     the Three Months Ended March 31, 2001 and 2000         5

                     Notes to Consolidated Condensed Financial Statements   6

                     Report of Independent Accountants                     11

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   12

         Item 3.  Quantitative and Qualitative Disclosures
                     about Market Risk                                     15


PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                    16

         Item 4.  Submission of Matters to a Vote of Security Holders      16

         Item 6.  Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                                 17

EXHIBIT                                                                    18

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                              --------------------


                                                                                 March 31, 2001   December 31,
                                                                                   (Unaudited)       2000
                                                                                 -------------   -------------
             ASSETS

Land, buildings, & equipment, net                                                 $  1,766,848    $  1,769,506
Undeveloped land and construction in progress                                          113,490          81,333
Cash and equivalents                                                                     2,989           4,277
Restricted cash                                                                          2,422           2,479
Accounts receivable, net                                                                 8,997          13,936
Notes receivable                                                                         1,914          10,271
Prepaid expenses                                                                         4,021           4,175
Deferred debt and lease costs                                                           17,329          17,581
Investment in unconsolidated subsidiaries                                               28,816          28,665
Other assets                                                                            10,497          11,876
                                                                                  ------------    ------------

                                                                                  $  1,957,323    $  1,944,099
                                                                                  ============    ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                       $  1,199,958    $  1,179,095
Accounts payable                                                                         3,589           2,114
Accrued interest                                                                        14,761          14,536
Accrued expenses                                                                         8,964           4,146
Tenant deposits                                                                          4,019           4,009
Unearned rent                                                                            2,188           4,442
Other liabilities                                                                        4,702           1,517
                                                                                  ------------    ------------
     Total liabilities                                                               1,238,181       1,209,859
                                                                                  ------------    ------------

Minority interest:
Preferred units                                                                        100,000         100,000
Common units                                                                           173,529         180,414
                                                                                  ------------    ------------
                                                                                  ------------    ------------
     Total minority interest                                                           273,529         280,414
                                                                                  ------------    ------------

 Preferred shares of  beneficial  interest,  $.01 par value,
      10,000,000 shares authorized; 5,000,000 shares issued
      and outstanding at March 31, 2001 and December 31, 2000                               50              50
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 26,478,087 and 26,365,212
     shares issued at March 31, 2001 and December 31, 2000, respectively                   265             264
Additional paid-in capital                                                             681,512         678,590
Cumulative earnings                                                                    265,256         254,765
Cumulative distributions                                                              (346,974)       (328,957)
Treasury shares, at cost; 5,623,150 shares at March 31, 2001
     and December 31, 2000                                                            (150,163)       (150,163)
Accumulated other comprehensive loss                                                    (3,250)            -0-
Deferred compensation on restricted shares                                              (1,083)           (723)
                                                                                  ------------    ------------

     Total shareholders' equity                                                        445,613         453,826
                                                                                  ------------    ------------

                                                                                  $  1,957,323    $  1,944,099
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


                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------

                                                     Three Months Ended
                                                           March 31,
                                                    --------------------
                                                       2001        2000
                                                    --------------------

Revenue:
     Minimum rent                                   $ 62,516    $ 56,693
     Percentage rent                                      87         691
     Tenant recoveries                                 8,900       8,639
     Other                                             4,067       3,653
                                                    --------    --------
         Total revenue                                75,570      69,676
                                                    --------    --------

Property operating expenses:
     General operating expenses                        5,285       4,993
     Salaries and benefits                             4,028       3,742
     Repairs and maintenance                           6,589       6,473
     Taxes, licenses, and insurance                    6,548       5,854
General and administrative                             2,634       2,551
Depreciation                                          15,797      13,982
Amortization                                           1,819       1,027
                                                    --------    --------
         Total operating expenses                     42,700      38,622
                                                    --------    --------
         Income from operations                       32,870      31,054
                                                    --------    --------

Other income (expense):
     Interest expense                                (19,469)    (16,044)
     Income from unconsolidated subsidiaries             216         159
     Ineffectiveness of hedging activities               (30)        -0-
     Losses from sales of property                      (113)        (54)
                                                    --------    --------
         Total other expense                         (19,396)    (15,939)
                                                    --------    --------
         Income before minority interest              13,474      15,115
                                                    --------    --------

Minority interest in CRLP - common unitholders        (2,983)     (3,463)
Minority interest in CRLP - preferred unitholders     (2,218)     (2,219)
                                                    --------    --------
         Net income                                 $  8,273    $  9,433
Dividends to preferred shareholders                   (2,735)     (2,735)
                                                    --------    --------

     Net income available to common shareholders    $  5,538    $  6,698
                                                    ========    ========

Net income per common share - basic                 $   0.27    $   0.31
                                                    ========    ========

Net income per common share - diluted               $   0.27    $   0.31
                                                    ========    ========

Weighted average common shares outstanding            20,769      21,878
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

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                        Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                          2001       2000
                                                                       --------    --------

Cash flows from operating activities:

     Net  income                                                       $  8,273    $  9,433
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                   17,616      14,828
         Income from unconsolidated subsidiaries                           (216)       (159)
         Distribution to preferred unitholders of CRLP                    2,218       2,219
         Minority interest                                                2,983       3,463
         Losses from sales of property                                      113          54
         Other                                                              558         134
     Decrease (increase) in:
         Restricted cash                                                     57          (2)
         Accounts receivable                                              4,411       1,050
         Prepaid expenses                                                   154        (254)
         Other assets                                                       274        (950)
     Increase (decrease) in:
         Accounts payable                                                 1,475      (4,364)
         Accrued interest                                                   225         595
         Accrued expenses and other                                       2,479       4,061
                                                                       --------    --------
             Net cash provided by operating activities                   40,620      30,108
                                                                       --------    --------

Cash flows from investing activities:

     Development expenditures                                           (38,409)    (25,873)
     Tenant improvements                                                 (4,508)     (5,188)
     Capital expenditures                                                (2,492)     (2,835)
     Proceeds from notes receivable                                       8,357         -0-
     Distributions from subsidiaries                                        354       1,005
     Capital contributions to subsidiaries                                 (289)       (202)
                                                                       --------    --------
             Net cash used in investing activities                      (36,987)    (33,093)
                                                                       --------    --------

Cash flows from financing activities:

     Proceeds from additional borrowings                                    -0-      50,000
     Proceeds from Employee Unit Purchase Plan, net of expenses paid        -0-       9,325
     Principal reductions of debt                                          (476)       (481)
     Net change in revolving credit balances                             21,339     (31,524)
     Dividends paid to common and preferred shareholders                (18,017)    (18,076)
     Distributions to minority partners in CRLP                          (7,073)     (6,824)
     Other                                                                 (694)       (354)
                                                                       --------    --------
             Net cash provided by (used in) financing activities         (4,921)      2,066
                                                                       --------    --------
             Decrease in cash and equivalents                            (1,288)       (919)
Cash and equivalents, beginning of period                                 4,277       4,640
                                                                       --------    --------
Cash and equivalents, end of period                                    $  2,989    $  3,721
                                                                       ========    ========


The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1 -- Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial reporting and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. The December 31, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

Note 2 -- Distribution

         On April 24, 2001, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership (CRLP) in the amount of $0.63 per share and per unit, totaling $20.1 million. The distribution was declared to shareholders and partners of record as of May 4, 2001, and was paid on May 11, 2001.

Note 3 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands, except per share data)
                                                                           Three Months Ended       Three Months
                                                                                March 31,         Ended March 31,
                                                                                  2001                  2000
                                                                           --------------------  -------------------
       Numerator:

        Income before extraordinary item                                 $        8,273           $    9,433
        Less: Preferred stock dividends                                          (2,735)              (2,735)
                                                                           --------------------  -------------------
         Income available to common shareholders
         Before extraordinary item                                       $        5,538           $    6,698
                                                                           --------------------  -------------------

       Denominator:
         Denominator for basic net income per share -
            weighted average common shares                                       20,769               21,878
         Effect of dilutive securities:

         Trustee and employee stock options                                          41                    5
                                                                           --------------------  -------------------
         Denominator  for  diluted  net  income  per  share  -  adjusted
         weighted average common shares                                          20,810               21,883
                                                                           ====================  ===================

         Basic and Diluted net income per share,
            Before extraordinary items                                   $         0.27           $     0.31
                                                                           ====================  ===================

Options to purchase 834,821 Common Shares at a weighted average exercise price of $27.76 per share were outstanding during 2001, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 4 -- Segment Information

         The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2000 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information as of and for the three months ended March 31, 2001 and 2000, and for the year ended December 31, 2000 is as follows:

-----------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
           March 31, 2001                     Multifamily        Office           Retail           Total
                                        -------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 29,934        $ 13,462         $ 34,669         $ 78,065
NOI                                               20,060           9,438           24,735           54,233
Divisional assets                                762,189         338,557          868,090        1,968,836
-----------------------------------------------------------------------------------------------------------
         Three Months Ended
           March 31, 2000                     Multifamily        Office           Retail           Total
                                        -------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 28,639        $ 11,280         $ 32,554         $ 72,473
NOI                                               18,922           7,806           23,452           50,180
-----------------------------------------------------------------------------------------------------------
                As of
          December 31, 2000
           (in thousands)                     Multifamily        Office           Retail           Total
                                        -------------------------------------------------------------------
Divisional assets                              $ 752,259       $ 329,315        $ 869,351      $ 1,950,925
-----------------------------------------------------------------------------------------------------------


A reconciliation of total segment revenues to total revenues, total segment NOI to income before minority interest, for the three months ended March 31, 2001 and 2000, and total divisional assets to total assets, as of March 31, 2001 and December 31, 2000 is presented below:

------------------------------------------------------------------------------------------------------------
                                                                         For the                 For the
                                                                    Three Months Ended      Three Months Ended
(in thousands)                                                        March 31, 2001          March 31, 2000
Revenues
------------------------------------------------------------------------------------------------------------
Total divisional revenues                                                   $ 78,065               $ 72,473
Unallocated corporate revenues                                                   844                    275
Partially-owned subsidiaries                                                  (3,339)                (3,072)
------------------------------------------------------------------------------------------------------------
    Total Revenues                                                          $ 75,570               $ 69,676
------------------------------------------------------------------------------------------------------------

NOI
------------------------------------------------------------------------------------------------------------
Total divisional NOI                                                        $ 54,233               $ 50,180
Unallocated corporate revenues                                                   844                    275
Partially-owned subsidiaries                                                  (1,908)                (1,859)
General and administrative expenses                                           (2,634)                (2,551)
Depreciation                                                                 (15,797)               (13,982)
Amortization                                                                  (1,819)                (1,027)
Other                                                                            (49)                    18
------------------------------------------------------------------------------------------------------------
    Income from operations                                                  $ 32,870               $ 31,054
------------------------------------------------------------------------------------------------------------
Total other expense                                                          (19,396)               (15,939)
------------------------------------------------------------------------------------------------------------
    Income before minority interest                                         $ 13,474               $ 15,115
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------

Assets                                                                March 31, 2001      December 31, 2000
------------------------------------------------------------------------------------------------------------
Total divisional assets                                                  $ 1,968,836            $ 1,950,925
Unallocated corporate assets (1)                                              81,271                 86,189
Partially-owned subsidiaries                                                 (92,784)               (93,015)
------------------------------------------------------------------------------------------------------------
    Total assets                                                         $ 1,957,323            $ 1,944,099
------------------------------------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $28,816 as of March 31, 2001, and $28,665 as of December 31, 2000.

Note 5 --Registration Statement

         On February 6, 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance of up to 425,925 Common Shares upon the redemption of an equal number of CRLP Units issued to employees and trustees of the Company in January 2000 through the Unit Purchase Program. In the same registration statement, the Company also registered the resale of up to 10,787,325 Common Shares that are already outstanding or that may be issued upon redemption of currently outstanding CRLP Units.

Note 6 -- Derivative Instruments

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, (subsequently amended by SFAS Nos. 137 and
138) Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

         As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $0.9 million and a decrease of $0.9 million to Accumulated Other Comprehensive Loss, which is a loss not affecting retained earnings in the Consolidated Statement of Shareholders' Equity.

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's leasing income and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations.

         The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

         The Company has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. On October 25, 2000, the Company entered into an interest rate swap in the amount of $125 million on its line of credit. The swap fixes the rate on the floating-line for one year at a rate of 7.66%. To reduce interest costs and to take advantage of the favorable interest rate environment, the Company engaged in an interest rate swap agreement on $30.2 million of amortizing variable rate debt, and the fixed rate on the debt to 6.79% for five years. In anticipation of a debt offering six months hence, the Company entered into a forward-starting swap for $32.5 million, thereby locking in a fixed rate of 6.20%. Additionally, the Company purchased an interest rate cap in order to limit the degree to which interest rates may rise over the next two years. The cap covers $30.4 million of LIBOR-based debt at 11.20% through June 30, 2003.

         On March 31, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $3.3 million. The offsetting adjustments are represented as losses in Accumulated Other Comprehensive Loss of $3.2 million. The Company recorded a $15,000 loss in earnings due to some ineffectiveness on one of their swaps, resulting from a timing difference regarding rate reset dates.

         All the Company's hedges that are reported at fair value and are represented on the balance sheet could be characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income (loss). If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company will reclassify to earnings approximately $1.8 million of the current balance held in accumulated other comprehensive income (loss).

         The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 12 months. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive income (loss). Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

Note 7 -- Comprehensive Income (Loss)

         Comprehensive income (loss) consisted of the following:

          (in thousands)                             Three Months ended
                                                       March 31, 2000
                                            -----------------------------------
                                            -----------------------------------

          Net income                                      $ 5,538
          Other comprehensive loss
               Unrealized loss on cash flow
                  hedging activities                       (3,250)
                                            -----------------------------------
          Comprehensive income                            $ 2,288
                                            -----------------------------------


         Accumulated  other   comprehensive   income  (loss)  consisted  of  the
following:

          (in thousands)                                 Accumulated Other
                                                    Comprehensive Income (Loss)
                                                 ------------------------------
                                                 ------------------------------

          Balance December 31, 2000                         $    --
          Transition adjustment on cash flow
                hedging activities                             (885)
          Current period change in fair value of
                  derivative instruments                     (2,365)
                                                -------------------------------
          Balance March 31, 2001                           $ (3,250)
                                                -------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of March 31, 2001, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2001 and 2000, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2001, except for Note 17, as to which the date is February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
April 24, 2001

                            COLONIAL PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. Colonial is organized as a real estate investment trust, (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of March 31, 2001, Colonial's real estate portfolio consisted of 54 multifamily communities, 17 office properties, and 44 retail properties.

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

         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Company's 2000 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto. As used herein, the terms "Colonial" or "the Company" include Colonial Properties Trust, and one or more of its subsidiaries including, among others, Colonial Realty Limited Partnership ("CRLP").

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

Results of Operations -- Three Months Ended March 31, 2001 and 2000

         Revenue -- Total revenue increased by $5.9 million, or 8.5%, for the first quarter of 2001 when compared to the first quarter of 2000. The majority of this increase, $4.3 million, represents revenues generated by properties acquired or developed during 2000 and the first quarter of 2001, net of revenues from properties disposed of in 2000. The remaining increase primarily relates to increases in rental rates at existing properties and other ancillary income.

         Operating Expenses -- Total operating expenses increased by $4.1 million, or 10.6%, for the first quarter of 2001 when compared to the first quarter of 2000. Of this increase, $2.6 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 2000 and the first quarter of 2001, net of operating expenses associated with properties disposed of in 2000. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and overall increases in personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense increased by $3.4 million, or 21.4%, for the first quarter of 2001 when compared to the first quarter of 2000. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments and the issuance of $70.0 million of unsecured medium term notes through its subsidiary CRLP since the first quarter of 2000.

Liquidity and Capital Resources

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

         During the first quarter of 2001, the Company invested $38.4 million in the development of properties. The Company financed this growth through advances on its bank line of credit and cash from operations. As of March 31, 2001, the Company had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at March 31, 2001, was $235.7 million.

         At March 31, 2001, the Company's total outstanding debt balance was $1.20 billion. The outstanding balance includes fixed-rate debt of $910.7 million, or 75.9%, and floating-rate debt of $289.2 million, or 24.1%. The Company's total market capitalization as of March 31, 2001 was $2.3 billion and its ratio of debt to market capitalization was 52.5%. Certain loan agreements of the Company contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2001, the Company was in compliance with these covenants.

         The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of properties, joint ventures, or, possibly in connection with acquisitions of land or improved properties, issuance of limited partnership units of CRLP. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term.

Inflation

         Leases at the multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the retail properties provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions permit the Company to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize the Company's exposure to the adverse effects of inflation.

Funds from Operations

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the first quarter of 2001 and 2000 was computed as follows:

                                                           Three Months Ended
                                                                March 31,
                                                      --------------------------
(in thousands)                                           2001            2000
---------------------------------------------------   ------------  ------------
Net income available to common shareholders            $ 5,538          $6,698
Adjustments:
       Minority interest in CRLP                         2,983           3,463
       Real estate depreciation and amortization (1)    17,369          14,792
        Straight-line rents (1)                           (567)           (334)
        Losses from sales of property (1)                  130              54
                                                      -----------   ------------
Funds From Operations                                  $25,453         $24,673
---------------------------------------------------  ------------   ------------

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts at March 31, 2001.

                                                                                                                       Estimated
                                                                                                                         Fair
(amounts in thousands)               2001        2002       2003        2004       2005     Thereafter      Total        Value
----------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                       $77,898     58,070     233,612    100,000     76,567      490,144     1,036,291   1,077,684
Average interest rate
     at March 31, 2001                  7.73%      7.93%       6.81%      7.27%      7.61%        7.48%         7.36%           -

Variable Debt                             $ -          -     110,692          -          -       52,975       163,667     163,667
Average interest rate
     at March 31, 2001                      -          -       6.20%          -          -        4.14%         5.53%           -

Interest Rate SWAPs

     Variable to fixed               $125,000          -           -          -          -       62,684       187,684      (3,265)
     Average pay rate                   6.46%          -           -          -          -        6.07%         6.33%           -

Interest Rate Cap                         $ -          -      30,379          -          -            -        30,379           1
    Interest Rate                           -          -      11.20%          -          -            -        11.20%           -


         The table incorporates only those exposures that exist as of March 31, 2001; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

                                                COLONIAL PROPERTIES TRUST




Date:  May 14, 2001                             /s/ Howard B. Nelson, Jr.
                                                -------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                                Duly Authorized Officer
                                                and Principal Financial Officer



Date:  May 14, 2001                             /s/ Kenneth E. Howell
                                                ---------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)