Form 10-Q
period 2001-06-30
COLONIAL PROPERTIES TRUST
filed 2001-08-14
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended: June 30, 2001    Commission File Number: 1-12358


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


         As of August 6, 2001, Colonial Properties Trust had 20,872,469 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q

                                                                          Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                     June 30, 2001 and December 31, 2000                    3

                     Consolidated Condensed Statements of Income for the Three Months and for the Six Months Ended
                     June 30, 2001 and 2000                                 4

                     Consolidated Condensed Statements of Cash Flows
                     for the Six Months Ended June 30, 2001 and 2000        5

                     Notes to Consolidated Condensed Financial Statements   6

                     Report of Independent Accountants                     12

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  13

         Item 3.  Quantitative and Qualitative Disclosures about
                      Market Risk                                          16


PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                    18

         Item 4.  Submission of Matters to a Vote of Security Holders      18

         Item 6.  Exhibits and Reports on Form 8-K                         18

SIGNATURES                                                                 19

EXHIBIT                                                                    20

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                              --------------------

                                                                                 June 30, 2001    December 31,
                                                                                  (Unaudited)         2000
                                                                                  ------------    -----------
                  ASSETS

Land, buildings, & equipment, net                                                  $ 1,767,587    $ 1,769,506
Undeveloped land and construction in progress                                          140,664         81,333
Cash and equivalents                                                                     1,599          4,277
Restricted cash                                                                          2,756          2,479
Accounts receivable, net                                                                 9,465         13,936
Notes receivable                                                                           719         10,271
Prepaid expenses                                                                         3,835          4,175
Deferred debt and lease costs                                                           18,424         17,581
Investment in unconsolidated subsidiaries                                               28,804         28,665
Other assets                                                                            10,375         11,876
                                                                                   -----------    -----------
                                                                                   $ 1,984,228    $ 1,944,099
                                                                                   ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                        $ 1,186,295    $ 1,179,095
Accounts payable                                                                           974          2,114
Accrued interest                                                                        14,120         14,536
Accrued expenses                                                                        13,652          4,146
Tenant deposits                                                                          4,082          4,009
Unearned rent                                                                            2,153          4,442
Other liabilities                                                                        3,175          1,517
                                                                                   -----------    -----------
     Total liabilities                                                               1,224,451      1,209,859
                                                                                   -----------    -----------

Minority interest:
Preferred units                                                                        100,000        100,000
Common units                                                                           170,776        180,414
                                                                                   -----------    -----------
     Total minority interest                                                           270,776        280,414
                                                                                   -----------    -----------

 Preferred shares of beneficial interest,  $.01 par value, 10,000,000 authorized
      8 3/4% Series A Cumulative Redeemable Preferred Shares of
          Beneficial Interest, liquidation preference $25 per share,
          5,000,000 shares issued and outstanding                                           50             50
      9 1/4% Series C Cumulative Redeemable Preferred Shares of
          Beneficial Interest, liquidation preference $25 per share,
          2,000,000 shares issued and outstanding                                           20           --
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 26,494,288 and 26,365,212
     shares issued at June 30, 2001 and December 31, 2000, respectively                    265            264
Additional paid-in capital                                                             729,141        678,590
Cumulative earnings                                                                    277,637        254,765
Cumulative distributions                                                              (365,212)      (328,957)
Treasury shares, at cost; 5,623,150 shares at June 30, 2001
     and December 31, 2000                                                            (150,163)      (150,163)
Accumulated other comprehensive loss                                                    (1,810)           -0-
Deferred compensation on restricted shares                                                (927)          (723)
                                                                                   -----------    -----------
     Total shareholders' equity                                                        489,001        453,826
                                                                                   -----------    -----------
                                                                                   $ 1,984,228    $ 1,944,099
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

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------


                                                                               Three Months Ended        Six Months Ended
                                                                                    June 30,                  June 30,
                                                                             ----------------------    ----------------------
                                                                                2001         2000         2001         2000
                                                                             ---------    ---------    ---------    ---------
Revenue:
     Minimum rent                                                            $  62,714    $  58,562    $ 125,230    $ 115,469
     Percentage rent                                                               557          703          645        1,394
     Tenant recoveries                                                           9,441        8,477       18,340       17,116
     Other                                                                       4,742        5,247        8,809        8,686
                                                                             ---------    ---------    ---------    ---------
         Total revenue                                                          77,454       72,989      153,024      142,665
                                                                             ---------    ---------    ---------    ---------

Property operating expenses:
     General operating expenses                                                  5,120        4,990       10,405        9,983
     Salaries and benefits                                                       3,953        3,995        7,979        7,737
     Repairs and maintenance                                                     7,330        7,068       13,919       13,541
     Taxes, licenses, and insurance                                              6,317        5,970       12,865       11,824
General and administrative                                                       2,495        1,841        5,129        4,431
Depreciation                                                                    16,027       14,296       31,824       28,278
Amortization                                                                     1,801        1,245        3,621        2,235
                                                                             ---------    ---------    ---------    ---------
         Total operating expenses                                               43,043       39,405       85,742       78,029
                                                                             ---------    ---------    ---------    ---------
         Income from operations                                                 34,411       33,584       67,282       64,636
                                                                             ---------    ---------    ---------    ---------
Other income (expense):
     Interest expense                                                          (18,974)     (17,096)     (38,443)     (33,139)
     Income (loss) from unconsolidated subsidiaries                                860         (387)       1,076         (228)
     Ineffectiveness of hedging activities                                           1          -0-          (30)         -0-
     Gains (losses) from sales of property                                         (33)       3,569         (145)       3,514
                                                                             ---------    ---------    ---------    ---------
         Total other expense                                                   (18,146)     (13,914)     (37,542)     (29,853)
                                                                             ---------    ---------    ---------    ---------
         Income before extraordinary items and minority interest                16,265       19,670       29,740       34,783
                                                                             ---------    ---------    ---------    ---------
Minority interest in CRLP - common unitholders                                  (3,885)      (4,913)      (6,868)      (8,376)
Minority interest in CRLP - preferred unitholders                               (2,219)      (2,219)      (4,438)      (4,437)
Extraordinary loss                                                                 -0-         (418)         -0-         (418)
                                                                             ---------    ---------    ---------    ---------
         Net income                                                          $  10,161    $  12,120    $  18,434    $  21,552
Dividends to preferred shareholders                                             (2,875)      (2,735)      (5,610)      (5,469)
                                                                             ---------    ---------    ---------    ---------
     Net income available to common shareholders                             $   7,286    $   9,385    $  12,824    $  16,083
                                                                             =========    =========    =========    =========
Net income per common share - basic

     Income before extraordinary items (net of preferred dividends)          $    0.35    $    0.45    $    0.62    $    0.75
     Extraordinary loss                                                           0.00        (0.01)        0.00        (0.01)
                                                                             ---------    ---------    ---------    ---------
     Net income per common share - basic                                     $    0.35    $    0.44    $    0.62    $    0.74
                                                                             =========    =========    =========    =========
Net income per common share - diluted

     Income before extraordinary items (net of preferred dividends)          $    0.35    $    0.45    $    0.61    $    0.75
     Extraordinary loss                                                           0.00        (0.01)        0.00        (0.01)
                                                                             ---------    ---------    ---------    ---------
     Net income per common share - diluted                                   $    0.35    $    0.44    $    0.61    $    0.74
                                                                             =========    =========    =========    =========

Weighted average common shares outstanding                                      20,864       21,566       20,817       21,722
                                                                             =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                               Six Months Ended
                                                                                    June 30,
                                                                             ----------------------
                                                                               2001         2000
                                                                             ---------    ---------
Cash flows from operating activities:
     Net  income                                                             $  18,434    $  21,552
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                          35,445       30,149
         (Income) loss from unconsolidated subsidiaries                         (1,076)         228
         Distribution to preferred unitholders of CRLP                           4,438        4,437
         Minority interest                                                       6,868        8,376
         (Gains) losses from sales of property                                     145       (3,514)
         Other                                                                     969          802
     Decrease (increase) in:
         Restricted cash                                                          (277)         (17)
         Accounts receivable                                                     3,532       (3,602)
         Prepaid expenses                                                          340       (1,102)
         Other assets                                                           (1,616)      (4,269)
     Increase (decrease) in:
         Accounts payable                                                       (1,140)       4,869
         Accrued interest                                                         (416)       1,900
         Accrued expenses and other                                              7,108        8,272
                                                                             ---------    ---------
             Net cash provided by operating activities                          72,754       68,081
                                                                             ---------    ---------
Cash flows from investing activities:
     Development expenditures                                                  (73,725)     (55,022)
     Tenant improvements                                                        (8,240)     (13,196)
     Capital expenditures                                                       (7,416)      (6,354)
     Proceeds from sales of property, net of selling costs                         -0-       40,665
     Proceeds from notes receivable                                              9,552          -0-
     Distributions from subsidiaries                                             1,495        2,351
     Capital contributions to subsidiaries                                        (558)      (1,940)
                                                                             ---------    ---------
             Net cash used in investing activities                             (78,892)     (33,496)
                                                                             ---------    ---------
Cash flows from financing activities:
     Proceeds from additional borrowings                                        21,100      128,568
     Proceeds from Employee Unit Purchase Plan, net of expenses paid               -0-        9,292
     Proceeds from Preferred Stock Offering, net of expenses paid               48,125          -0-
     Principal reductions of debt                                                 (920)     (31,814)
     Net change in revolving credit balances                                   (12,980)     (67,872)
     Dividends paid to common and preferred shareholders                       (36,255)     (36,167)
     Distributions to minority partners in CRLP                                (14,079)     (13,678)
     Purchase of treasury stock                                                    -0-      (15,605)
     Purchase of common units                                                      -0-       (2,462)
     Payment of mortgage financing cost                                         (1,102)      (1,574)
     Other                                                                        (429)        (424)
                                                                             ---------    ---------
             Net cash provided by (used in) financing activities                 3,460      (31,736)
                                                                             ---------    ---------
             Increase (decrease) in cash and equivalents                        (2,678)       2,849
Cash and equivalents, beginning of period                                        4,277        4,640
                                                                             ---------    ---------
Cash and equivalents, end of period                                          $   1,599    $   7,489
                                                                             =========    =========


The accompanying notes are an integral part of these financial statements

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1 -- Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial reporting and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2001. The December 31, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

Note 2 --Preferred Stock Issuance

         On June 19, 2001, the Company issued 2,000,000 preferred shares of beneficial interest (Series C Preferred Shares). The Series C Preferred Shares pay a quarterly dividend at 9.25% per annum and may be called by the Company on or after June 19, 2006. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series C Preferred Shares have a liquidation preference of $25.00 per share. The net proceeds of the offering were approximately $48.1 million and were used to repay outstanding balances under the Company's unsecured line of credit.

Note 3 -- Distribution

         On July 26, 2001, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership (CRLP) in the amount of $0.63 per share and per unit, totaling $20.1 million. The distribution was declared to shareholders and partners of record as of August 6, 2001, and was paid on August 13, 2001.

Note 4 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands, except
per share data)
                                                                Three        Three         Six         Six
                                                                Months       Months       Months      Months
                                                                Ended        Ended        Ended       Ended
                                                               June 30,     June 30,     June 30,    June 30,
                                                                 2001         2000         2001        2000
                                                              -----------  -----------  -----------  ----------
       Numerator:
            Income before extraordinary item                $     10,161 $     12,538 $     18,434 $    21,970
        Less: Preferred stock dividends                          (2,875)      (2,735)      (5,610)     (5,469)
                                                              -----------  -----------  -----------  ----------
         Income available to common shareholders
         Before extraordinary item
                                                            $      7,286 $      9,803 $     12,824 $    16,501
                                                              -----------  -----------  -----------  ----------
       Denominator:
         Denominator  for  basic  net  income  per  share -
         Effect  of  dilutive securities:
         Trustee and employee stock options                          122           30           81          28
                                                              -----------  -----------  -----------  ----------
         Denominator  for diluted net income per share
         - adjusted weighted average common shares
                                                                  20,986       21,596       20,898      21,750
                                                              -----------  -----------  -----------  ----------
         Basic net income per share,
             Before extraordinary items                     $       0.35 $       0.45 $       0.62 $      0.76
         Diluted net income per share,                        -----------  -----------  -----------  ----------
             Before extraordinary items                     $       0.35 $       0.45 $       0.61 $      0.76
                                                              -----------  -----------  -----------  ----------

Options to purchase 154,400 Common Shares at a weighted average exercise price of $30.71 per share were outstanding during 2001, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 5 -- Segment Information

         The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2000 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information as of and for the three months and six months ended June 30, 2001 and 2000, and for the year ended December 31, 2000 is as follows:

------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
            June 30, 2001                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,869         $ 14,138         $ 36,352         $ 80,359
NOI                                               20,458           10,178           25,730           56,366
Divisional assets                                769,934          355,214          880,114        2,005,262
------------------------------------------------------------------------------------------------------------
         Three Months Ended
            June 30, 2000                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,429         $ 12,717         $ 33,487         $ 75,633
NOI                                               19,266            9,073           23,921           52,260
------------------------------------------------------------------------------------------------------------
          Six Months Ended
            June 30, 2001                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 59,804         $ 27,599         $ 71,020        $ 158,423
NOI                                               40,519           19,616           50,463          110,598
------------------------------------------------------------------------------------------------------------
          Six Months Ended
            June 30, 2000                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 58,067         $ 23,997         $ 66,042        $ 148,106
NOI                                               38,188           16,879           47,373          102,440
------------------------------------------------------------------------------------------------------------
         For the Year Ended
          December 31, 2000
           (in thousands)                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 752,259        $ 329,315        $ 869,351       $1,950,925
------------------------------------------------------------------------------------------------------------


A reconciliation of total segment revenues to total revenues, total segment NOI to income before minority interest, for the three and six months ended June 30, 2001 and 2000, and total divisional assets to total assets, as of June 30, 2001 and December 31, 2000 is presented below:

------------------------------------------------------------------------------------------------------------------------------
                                      As of and for the       As of and for the     As of and for the     As of and for the
                                      Three Months Ended     Three Months Ended      Six Months Ended      Six Months Ended
(in thousands)                          June 30, 2001           June 30, 2000         June 30, 2001         June 30, 2000
Revenues
---------------------------------------------------------------------------------- --------------------- ---------------------
Total divisional revenues                        $ 80,359                $ 75,633             $ 158,423             $ 148,106
Unallocated corporate revenues                        357                     469                 1,168                   776
Partially-owned subsidiaries                       (3,262)                 (3,113)               (6,567)               (6,217)
---------------------------------------------------------------------------------- --------------------- ---------------------
    Total Revenues                               $ 77,454                $ 72,989             $ 153,024             $ 142,665
---------------------------------------------------------------------------------- --------------------- ---------------------
NOI
---------------------------------------------------------------------------------- --------------------- ---------------------
Total divisional NOI                             $ 56,366                $ 52,260             $ 110,598             $ 102,440
Unallocated corporate revenues                        357                     469                 1,168                   776
Partially-owned subsidiaries                       (1,972)                 (1,766)               (3,874)               (3,644)
General and administrative expenses                (2,495)                 (1,841)               (5,129)               (4,431)
Depreciation                                      (16,027)                (14,296)              (31,824)              (28,278)
Amortization                                       (1,801)                 (1,245)               (3,621)               (2,235)
Other                                                 (17)                      3                   (36)                    8
---------------------------------------------------------------------------------- --------------------- ---------------------
    Income from operations                       $ 34,411                $ 33,584              $ 67,282              $ 64,636
------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------
                                         For the Period Ended For the Period Ended

Assets                                      June 30, 2001        December 31, 2000
----------------------------------------------------------------------------------
Total divisional assets                       $ 2,005,262             $ 1,950,925
Unallocated corporate assets (1)                   72,362                  86,189
Partially-owned subsidiaries                      (93,396)                (93,015)
----------------------------------------------------------------------------------
    Total assets                              $ 1,984,228             $ 1,944,099
----------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $28,804 as of June 30, 2001, and $28,665 as of December 31, 2000.

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

         The Company has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. On October 25, 2000, the Company entered into an interest rate swap in the amount of $125 million on its line of credit. The swap fixes the rate on the floating-line for one year at a rate of 7.66%. To reduce interest costs and to take advantage of the favorable interest rate environment, the Company engaged in an interest rate swap agreement on $30.2 million of amortizing variable rate debt, and the fixed rate on the debt to 6.59% for five years. In anticipation of a debt offering six months hence, the Company entered into a forward-starting swap for $32.5 million, thereby locking in a fixed rate of 6.20%. Additionally, the Company purchased an interest rate cap in order to limit the degree to which interest rates may rise over the next two years. The cap covers $30.4 million of LIBOR-based debt at 11.20% through June 2003.

         During the second quarter of 2001, the Company entered into a reverse interest rate swap agreement in the amount of $50 million on its medium-term notes. Under the terms of the agreement, the Company receives a fixed interest rate of 5.015% and is required to pay three-month LIBOR. Also, the Company purchased an interest rate cap, which covers $21.1 million of LIBOR-based debt at 6.85% though June 2004. On July 15, 2001, the Company terminated its forward-starting swap of $32.5 million and received approximately $130,000.

         On June 30, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $1.8 million. The offsetting adjustments are represented as losses in Accumulated Other Comprehensive Loss of $1.8 million. Year to date, the Company has recorded a $13,000 loss in earnings due to some ineffectiveness on one of their swaps, resulting from a timing difference regarding rate reset dates.

         All the Company's hedges that are reported at fair value and are represented on the balance sheet could be characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income (loss). If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company will reclassify to earnings approximately $1.5 million of the current balance held in accumulated other comprehensive income (loss).

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

Note 7 -- Comprehensive Income (Loss)

         Comprehensive income (loss) consisted of the following:

  (in thousands)                                                   Three Months ended          Six Months ended
                                                                      June 30, 2001              June 30, 2001
                                                                -------------------------- --------------------------

  Net income available to common shareholders                            $ 7,286                   $ 12,824
  Other comprehensive income (loss)
       Unrealized income (loss) on cash flow
         hedging activities                                                1,440                     (1,810)
                                                                -------------------------- --------------------------
  Comprehensive income                                                   $ 8,726                   $ 11,014
                                                                -------------------------- --------------------------


         Accumulated  other   comprehensive   income  (loss)  consisted  of  the
following:

          (in thousands)                                                 Accumulated Other
                                                                    Comprehensive Income (Loss)
                                                                -------------------------------------

          Balance December 31, 2000                                             $ --
          Transition adjustment on cash flow
                  hedging activities                                            (885)
          Current period change in fair value of
                  derivative instruments                                        (925)
                                                                -------------------------------------
          Balance June 30, 2001                                             $ (1,810)
                                                                -------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of June 30, 2001, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2001, except for Note 17, as to which the date is February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of June 30, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ PricewaterhouseCoopers LLP
                                                    PricewaterhouseCoopers LLP

Birmingham, Alabama
August 13, 2001

                            COLONIAL PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. Colonial is organized as a real estate investment trust, (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of June 30, 2001, Colonial's real estate portfolio consisted of 54 multifamily communities, 17 office properties, and 44 retail properties.

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

Results of Operations -- Three Months Ended June 30, 2001 and 2000

         Revenue -- Total revenue increased by $4.5 million, or 6.1%, for the second quarter of 2001 when compared to the second quarter of 2000. The majority of this increase, $2.7 million, represents revenues generated by properties acquired or developed during 2000 and the first half of 2001, net of revenues from properties disposed of in 2000. The remaining increase primarily relates to increases in rental rates at existing properties.

         Operating Expenses -- Total operating expenses increased by $3.6 million, or 9.2%, for the second quarter of 2001 when compared to the second quarter of 2000. Of this increase, $2.5 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 2000 and the first half of 2001, net of operating expenses associated with properties disposed of in 2000. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and overall increases in personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense increased by $1.9 million, or 11.0%, for the second quarter of 2001 when compared to the second quarter of 2000. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement and the issuance of $20.0 million of unsecured medium term notes through its subsidiary CRLP since the second quarter of 2000 in conjunction with the financing of acquisitions and developments.

Results of Operations -- Six Months Ended June 30, 2001 and 2000

         Revenue -- Total revenue increased by $10.4 million, or 7.3%, for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The majority of this increase, $7.0 million, represents revenues generated by properties acquired or developed during 2001 and the second half of 2000, net of revenues from properties disposed of in 2000. The remaining increase primarily relates to increases in rental rates at existing properties and other ancillary income.

         Operating Expenses -- Total operating expenses increased by $7.7 million, or 9.9%, for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. Of this increase, $5.2 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 2001 and the second half of 2000, net of operating expenses associated with properties disposed of in 2000. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and overall increases in personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense increased by $5.3 million, or 16.0%, for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement and the issuance of $70.0 million of unsecured medium term notes through its subsidiary CRLP since the first quarter of 2000 in conjunction with the financing of acquisitions and developments.

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

         During the second quarter of 2001, the Company invested $44.6 million in the acquisition and development of properties. The Company financed this growth through advances on its bank line of credit, issuance of preferred stock, and cash from operations. As of June 30, 2001, the Company had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at June 30, 2001, was $201.4 million.

         At June 30, 2001, the Company's total outstanding debt balance was $1.19 billion. The outstanding balance includes fixed-rate debt of $1.0 billion, or 85.2%, and floating-rate debt of $176 million, or 14.8%. The Company's total market capitalization as of June 30, 2001 was $2.4 billion and its ratio of debt to market capitalization was 48.5%. Certain loan agreements of the Company contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2001, the Company was in compliance with these covenants.

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

Funds from Operations

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the second quarter of 2001 and 2000 and six months ended June 30, 2001 and 2000 was computed as follows:

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                          ---------------------------   ----------------------------
(in thousands)                                                  2001            2000            2001           2000
--------------------------------------------------------- -----------    ------------   -------------   ------------
Net income available to common shareholders                   $7,286          $9,385         $12,824        $16,083
Adjustments:
       Minority interest in CRLP                               3,885           4,913           6,868          8,376
       Real estate depreciation and amortization (1)          17,633          15,158          34,983         29,950
        Straight-line rents (1)                                (431)           (435)           (998)          (770)
        (Gains) losses from sales of property (1)                 32         (2,979)             164        (2,925)
       Extraordinary (income) loss                                 0             418              17            418
------ -------------------------------------------------- -----------    ------------   -------------   ------------
Funds From Operations                                        $28,405         $26,460         $53,858        $51,132
--------------------------------------------------------- -----------    ------------   -------------   ------------

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts at June 30, 2001.

                                                                                                                       Estimated
                                                                                                                          Fair
(amounts in thousands)     2001        2002        2003          2004         2005      Thereafter         Total          Value
------------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt         $ 77,829      58,061     233,486        100,000     26,560         489,866         985,802     1,030,024
Average interest rate
     at June 30, 2001      7.73%       7.93%       7.27%          7.27%      8.83%           7.46%           7.48%

Variable Debt                $ -           -      76,417              -     50,000          74,075         200,492       200,492
Average interest rate
     at June 30, 2001          -           -       5.06%              -      5.75%           4.02%           4.85%

Interest Rate SWAPs

     Variable to fixed  $ 125,000           -           -              -          -          62,581         187,581        (1,736)
     Average pay rate       6.46%           -           -              -          -           6.39%           6.43%

     Fixed to variable          -           -           -         50,000          -               -          50,000          (475)
     Average pay rate           -           -           -     3-mo LIBOR          -               -      3-mo LIBOR

Interest Rate Cap             $ -           -      30,379         21,100          -               -          51,479            94
    Interest Rate               -           -      11.20%          6.85%          -               -           9.42%


         The table incorporates only those exposures that exist as of June 30, 2001; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

                            COLONIAL PROPERTIES TRUST

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 24, 2001. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of trustees whose term of office as a trustee continued after the meeting:

Proposal 1 - Election of Trustees


                               Term Expires      Votes For      Votes Withheld
                             --------------- ---------------- -----------------
Elected Trustees:

M. Miller Gorrie                   2004         17,224,118         159,711
James K. Lowder                    2004         16,875,452         508,376
Herbert A. Meisler                 2004         17,214,289         169,570

Continuing Trustees:

William M. Johnson                 2002
Claude B. Nielsen                  2002
Donald T. Senterfitt               2002
Carl F. Bailey                     2003
Thomas H. Lowder                   2003
Harold W. Ripps                    2003


Proposal 2 - Ratification of Appointment of Independent Auditors

       Votes For                         17,243,711
       Votes Against                         96,139
       Votes Withheld                        43,979

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

                                            COLONIAL PROPERTIES TRUST




Date:  August 14, 2001                      /s/ Howard B. Nelson, Jr.
                                            -------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                               (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  August 14, 2001                      /s/ Kenneth E. Howell
                                            ---------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)