Form 10-Q
period 2001-09-30
COLONIAL PROPERTIES TRUST
filed 2001-11-14
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 1-12358
September 30, 2001


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


         As of November 5, 2001, Colonial Properties Trust had 20,857,761 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                     September 30, 2001 and December 31, 2000                3

                     Consolidated Condensed Statements of Income for the
                     Three Months and for the Nine Months Ended
                     September 30, 2001 and 2000                             4

                     Consolidated Condensed Statements of Cash Flows for
                     the Nine Months Ended September 30, 2001 and 2000       5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      12

         Item 2.  Management's Discussion and Analysis of Financial         13

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               16


PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                     18

         Item 4.  Submission of Matters to a Vote of Security Holders       18

         Item 6.  Exhibits and Reports on Form 8-K                          18

SIGNATURES                                                                  19

EXHIBIT                                                                     20


                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                              --------------------


                                                                                  September 30,
                                                                                      2001        December 31,
                                                                                   (Unaudited)        2000
                                                                                   -----------    -----------
                        ASSETS

Land, buildings, & equipment, net                                                  $ 1,732,533    $ 1,769,506
Undeveloped land and construction in progress                                          187,887         81,333
Cash and equivalents                                                                     3,556          4,277
Restricted cash                                                                          2,744          2,479
Accounts receivable, net                                                                15,878         13,936
Notes receivable                                                                           706         10,271
Prepaid expenses                                                                         3,650          4,175
Deferred debt and lease costs                                                           18,145         17,581
Investment in unconsolidated subsidiaries                                               28,956         28,665
Other assets                                                                            11,381         11,876
                                                                                   -----------    -----------

                                                                                   $ 2,005,436    $ 1,944,099
                                                                                   ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                        $ 1,180,416    $ 1,179,095
Accounts payable                                                                        24,789          2,114
Accrued interest                                                                        13,126         14,536
Accrued expenses                                                                        19,850          4,146
Tenant deposits                                                                          3,844          4,009
Unearned rent                                                                            2,279          4,442
Other liabilities                                                                        2,194          1,517
                                                                                   -----------    -----------
     Total liabilities                                                               1,246,498      1,209,859
                                                                                   -----------    -----------
Minority interest:
Preferred units                                                                        100,000        100,000
Common units                                                                           171,906        180,414
                                                                                   -----------    -----------
     Total minority interest                                                           271,906        280,414
                                                                                   -----------    -----------

 Preferred shares of beneficial interest,  $.01 par value, 10,000,000 authorized
      8 3/4% Series A Cumulative Redeemable Preferred Shares of
          Beneficial Interest, liquidation preference $25 per share,
          5,000,000 shares issued and outstanding                                           50             50
      9 1/4% Series C Cumulative Redeemable Preferred Shares of
          Beneficial Interest, liquidation preference $25 per share,
          2,000,000 shares issued and outstanding                                           20           --
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 26,403,853 and 26,365,212
     shares issued at September 30, 2001 and December 31, 2000, respectively               264            264
Additional paid-in capital                                                             727,365        678,590
Cumulative earnings                                                                    295,607        254,765
Cumulative distributions                                                              (384,347)      (328,957)
Treasury shares, at cost; 5,623,150 shares at September 30, 2001
     and December 31, 2000                                                            (150,163)      (150,163)
Accumulated other comprehensive loss                                                      (927)           -0-
Deferred compensation on restricted shares                                                (837)          (723)
                                                                                   -----------    -----------
     Total shareholders' equity                                                        487,032        453,826
                                                                                   -----------    -----------
                                                                                   $ 2,005,436    $ 1,944,099
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


                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------


                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,              September 30,
                                                                      ----------------------    ----------------------
                                                                         2001        2000          2001         2000
                                                                      ---------    ---------    ---------    ---------
Revenue:
     Minimum rent                                                     $  62,479    $  60,247    $ 187,710    $ 175,118
     Percentage rent                                                        837          864        1,482        2,258
     Tenant recoveries                                                    9,440        9,147       27,780       26,263
     Other                                                                6,162        5,564       14,970       14,848
                                                                      ---------    ---------    ---------    ---------
         Total revenue                                                   78,918       75,822      231,942      218,487
                                                                      ---------    ---------    ---------    ---------
Property operating expenses:
     General operating expenses                                           5,642        5,566       16,047       15,549
     Salaries and benefits                                                3,877        3,975       11,857       11,712
     Repairs and maintenance                                              7,846        7,523       21,766       21,064
     Taxes, licenses, and insurance                                       6,680        4,924       19,545       16,749
General and administrative                                                2,574        1,332        7,702        5,763
Depreciation                                                             16,561       15,289       48,385       43,566
Amortization                                                              2,026        1,337        5,647        3,572
                                                                      ---------    ---------    ---------    ---------
         Total operating expenses                                        45,206       39,946      130,949      117,975
                                                                      ---------    ---------    ---------    ---------
         Income from operations                                          33,712       35,876      100,993      100,512
                                                                      ---------    ---------    ---------    ---------
Other income (expense):
     Interest expense                                                   (17,438)     (18,958)     (55,881)     (52,097)
     Income from unconsolidated subsidiaries                                730          906        1,806          678
     Income taxes                                                          (115)         -0-         (115)         -0-
     Ineffectiveness of hedging activities                                    9          -0-          (20)         -0-
     Gains (losses) from sales of property                                7,480         (140)       7,334        3,374
                                                                      ---------    ---------    ---------    ---------
         Total other expense                                             (9,334)     (18,192)     (46,876)     (48,045)
                                                                      ---------    ---------    ---------    ---------
         Income before extraordinary items and minority interest         24,378       17,684       54,117       52,467
                                                                      ---------    ---------    ---------    ---------
Minority interest in CRLP - common unitholders                           (6,407)      (4,468)     (13,275)     (12,844)
Minority interest in CRLP - preferred unitholders                        (2,219)      (2,219)      (6,656)      (6,656)
Extraordinary loss                                                          -0-          -0-          -0-         (418)
                                                                      ---------    ---------    ---------    ---------
         Net income                                                   $  15,752    $  10,997    $  34,186    $  32,549
Dividends to preferred shareholders                                      (3,890)      (2,735)      (9,501)      (8,204)
                                                                      ---------    ---------    ---------    ---------
     Net income available to common shareholders                      $  11,862    $   8,262    $  24,685    $  24,345
                                                                      =========    =========    =========    =========
Net income per common share - basic
     Income before extraordinary items (net of preferred dividends)   $    0.57    $    0.40    $    1.19    $    1.15
     Extraordinary loss                                                    0.00         0.00         0.00        (0.01)
                                                                      ---------    ---------    ---------    ---------
     Net income per common share - basic                              $    0.57    $    0.40    $    1.19    $    1.14
                                                                      =========    =========    =========    =========
Net income per common share - diluted
     Income before extraordinary items (net of preferred dividends)   $    0.57    $    0.40    $    1.18    $    1.15
     Extraordinary loss                                                    0.00         0.00         0.00        (0.01)
                                                                      ---------    ---------    ---------    ---------
     Net income per common share - diluted                            $    0.57    $    0.40    $    1.18    $    1.14
                                                                      =========    =========    =========    =========
Weighted average common shares outstanding                               20,775       20,818       20,761       21,419
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


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                          Nine Months Ended
                                                                            September 30,
                                                                       ----------------------
                                                                          2001         2000
                                                                       ---------    ---------
Cash flows from operating activities:
     Net  income                                                       $  34,186    $  32,549
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                    54,032       47,138
         Income from unconsolidated subsidiaries                          (1,806)        (678)
         Distribution to preferred unitholders of CRLP                     6,656        6,656
         Minority interest                                                13,275       12,844
         Gains from sales of property                                     (7,334)      (3,374)
         Other                                                             1,495        1,071
     Decrease (increase) in:
         Restricted cash                                                    (265)          95
         Accounts receivable                                              (3,437)      (5,459)
         Prepaid expenses                                                    525         (509)
         Other assets                                                     (3,877)      (8,503)
     Increase (decrease) in:
         Accounts payable                                                  2,462       (7,906)
         Accrued interest                                                 (1,410)       3,539
         Accrued expenses and other                                       13,126       10,724
                                                                       ---------    ---------
             Net cash provided by operating activities                   107,628       88,187
                                                                       ---------    ---------
Cash flows from investing activities:
     Acquisition of properties                                               -0-      (26,512)
     Development expenditures                                           (106,242)     (78,151)
     Tenant improvements                                                 (14,375)     (17,784)
     Capital expenditures                                                (10,208)     (11,952)
     Proceeds from sales of property, net of selling costs                41,852       40,615
     Proceeds from notes receivable                                        9,565          -0-
     Distributions from subsidiaries                                       2,084        3,489
     Capital contributions to subsidiaries                                (2,015)      (5,418)
                                                                       ---------    ---------
             Net cash used in investing activities                       (79,339)     (95,713)
                                                                       ---------    ---------
Cash flows from financing activities:
     Proceeds from additional borrowings                                  38,988      128,568
     Proceeds from Employee Unit Purchase Plan, net of expenses paid         -0-        9,280
     Proceeds from Preferred Stock Offering, net of expenses paid         48,125          -0-
     Principal reductions of debt                                        (71,052)     (32,302)
     Net change in revolving credit balances                              33,385       14,257
     Dividends paid to common and preferred shareholders                 (55,390)     (53,610)
     Distributions to minority partners in CRLP                          (21,210)     (20,474)
     Purchase of treasury stock                                              -0-      (32,300)
     Purchase of common units                                                -0-       (5,575)
     Payment of mortgage financing cost                                   (1,504)      (1,791)
     Other                                                                  (352)        (493)
                                                                       ---------    ---------
             Net cash provided by (used in) financing activities         (29,010)       5,560
                                                                       ---------    ---------
             Decrease in cash and equivalents                               (721)      (1,966)
Cash and equivalents, beginning of period                                  4,277        4,640
                                                                       ---------    ---------
Cash and equivalents, end of period                                    $   3,556    $   2,674
                                                                       =========    =========


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1 -- Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial reporting and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31 and June 30, 2001. The December 31, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

Note 2 -- Dispositions

          During the third quarter 2001, the Company executed sales of four multifamily properties, representing 701 units, and two retail properties, representing 304,168 square feet. The properties were sold for a total purchase price of $40.6 million, of which $4.5 million was used to repay a loan, and the remaining proceeds were used to repay a portion of the borrowings under the Company's unsecured line of credit and support the Company's future investment activities.

Note 3 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands, except
per share data)
                                                               Three          Three         Nine              Nine
                                                               Months        Months        Months            Months
                                                               Ended         Ended         Ended             Ended
                                                             September     September     September         September
                                                                 30,           30,           30,               30,
                                                                2001          2000          2001              2000
                                                            -------------  ------------  ------------    --------------
       Numerator:
            Income before extraordinary item              $      15,752 $      10,997 $      34,186   $        32,967
        Less: Preferred stock dividends                          (3,890)       (2,735)       (9,501)           (8,204)
                                                            -------------  ------------  ------------    --------------
         Income available to common shareholders
         Before extraordinary item
                                                          $       11,862 $       8,262 $      24,685   $        24,763
                                                            -------------  ------------  ------------    --------------
       Denominator:
         Denominator  for  basic  net  income  per  share -
         Effect  of  dilutive  securities:
         Trustee and employee stock options                          145            53           102                32
                                                            -------------  ------------  ------------    --------------
         Denominator  for diluted net income per share
         - adjusted weighted average common shares
                                                                  20,920        20,871        20,863            21,451
                                                            -------------  ------------  ------------    --------------
         Basic net income per share,
             Before extraordinary items                   $         0.57 $        0.40 $        1.19   $          1.15
         Diluted net income per share,
             Before extraordinary items                   $         0.57 $        0.40 $        1.18   $          1.15
                                                            -------------  ------------  ------------    --------------

Options to purchase 154,400 Common Shares at a weighted average exercise price of $30.71 per share were outstanding during 2001, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 4 -- Segment Information

     The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2000 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information as of and for the three months and nine months ended September 30, 2001 and 2000, and for the year ended December 31, 2000 is as follows:

------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
         September 30, 2001               Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 30,337         $ 14,548         $ 36,539         $ 81,424
NOI                                               19,976           10,491           25,661           56,128
Divisional assets                                753,046          365,368          884,717        2,003,131
------------------------------------------------------------------------------------------------------------
         Three Months Ended
         September 30, 2000               Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,882         $ 12,566         $ 35,496         $ 77,944
NOI                                               20,287            8,910           25,529           54,726
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 2001               Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 90,140         $ 42,148        $ 107,559        $ 239,847
NOI                                               60,494           30,108           76,124          166,726
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 2000               Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 87,949         $ 36,564        $ 101,538        $ 226,051
NOI                                               58,475           25,790           72,902          157,167
------------------------------------------------------------------------------------------------------------
         For the Year Ended
          December 31, 2000
           (in thousands)                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 752,259        $ 329,315        $ 869,351       $1,950,925
------------------------------------------------------------------------------------------------------------


A reconciliation of total segment revenues to total revenues, total segment NOI to income before minority interest, for the three and nine months ended September 30, 2001 and 2000, and total divisional assets to total assets, as of September 30, 2001 and December 31, 2000 is presented below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                As of and for the    As of and for the       As of and for the    As of and for the
                                               Three Months Ended    Three Months Ended      Nine Months Ended    Nine Months Ended
(in thousands)                                 September 30, 2001    September 30, 2000      September 30, 2001  September 30, 2000
Revenues
--------------------------------------------------------------------------------------- -----------------------  ------------------
Total divisional revenues                               $ 81,424              $ 77,944               $ 239,847            $ 226,051
Unallocated corporate revenues                               643                 1,051                   1,807                1,815
Partially-owned subsidiaries                              (3,149)               (3,173)                 (9,712)              (9,379)
--------------------------------------------------------------------------------------- -----------------------  ------------------
    Total Revenues                                      $ 78,918              $ 75,822               $ 231,942            $ 218,487
--------------------------------------------------------------------------------------- -----------------------  ------------------

NOI
--------------------------------------------------------------------------------------- -----------------------  ------------------
Total divisional NOI                                    $ 56,128              $ 54,726               $ 166,726            $ 157,167
Unallocated corporate revenues                               643                 1,051                   1,807                1,815
Partially-owned subsidiaries                              (1,886)               (1,898)                 (5,741)              (5,532)
General and administrative expenses                       (2,574)               (1,332)                 (7,702)              (5,763)
Depreciation                                             (16,561)              (15,289)                (48,385)             (43,566)
Amortization                                              (2,026)               (1,337)                 (5,647)              (3,572)
Other                                                        (12)                  (45)                    (65)                 (37)
--------------------------------------------------------------------------------------- -----------------------  ------------------
    Income from operations                              $ 33,712              $ 35,876               $ 100,993            $ 100,512
-----------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
                                             For the Period Ended      For the Period Ended
Assets                                         September 30, 2001         December 31, 2000
---------------------------------------------------------------------------------------
Total divisional assets                              $ 2,003,131           $ 1,950,925
Unallocated corporate assets (1)                         101,883                86,189
Partially-owned subsidiaries                             (99,578)              (93,015)
---------------------------------------------------------------------------------------
    Total assets                                     $ 2,005,436           $ 1,944,099
---------------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $28,956 as of September 30, 2001, and $28,665 as of December 31, 2000.

Note 5 -- Derivative Instruments

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

         The Company has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at September 30, 2001. The notional value at September 30, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                          Interest                     Fair Value
                Product Type                       Notional Value           Rate        Maturity     (in thousands)
--------------------------------------------- -------------------------- ------------ ------------- ------------------
1) Interest Rate SWAP, Cash Flow                  $30.2 - $27.7 million       5.932%      1/1/2006         $  (2,078)
2) Interest Rate SWAP, Cash Flow                         $125.0 million       6.456%     11/1/2001              (690)
3) Interest Rate SWAP, Fair Value                         $50.0 million       5.015%     7/26/2004              1,725
4) Interest Rate CAP, Cash Flow                           $21.1 million       6.850%     6/29/2004                 51
5) Interest Rate CAP, Cash Flow                           $17.9 million       6.850%      7/6/2004                 44
6) Interest Rate CAP, Cash Flow                           $30.4 million      11.200%     6/30/2003                  1
--------------------------------------------- -------------------------- ------------ ------------- ------------------
            Total                                                                                           $   (947)
--------------------------------------------- -------------------------- ------------ ------------- ------------------

         On September 30, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $0.9 million. The offsetting adjustments are represented as losses in Accumulated Other Comprehensive Loss of $0.9 million. Year to date, the Company has recorded a $20,000 loss in earnings due to some ineffectiveness on one of their swaps, resulting from a timing difference regarding rate reset dates.

         On July 3, 2001, the Company terminated a forward-starting swap that was designated as hedging forecasted debt that did not occur. The Company reclassified the balance of $130,000 held in Accumulated Other Comprehensive Income related to the swap as a gain in earnings.

         Most of the Company's hedges are designated as cash flow hedges. Cash flow hedges hedge the future cash flows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income (loss). If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company will reclassify to earnings approximately $0.4 million of the current balance held in accumulated other comprehensive income (loss).

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

Note 6 -- Comprehensive Income (Loss)

         Comprehensive income (loss) consisted of the following:

  (in thousands)                                                   Three Months ended          Nine Months ended
                                                                   September 30, 2001         September 30, 2001
                                                                -------------------------- --------------------------

  Net income available to common shareholders                           $ 11,862                   $ 24,685
  Other comprehensive income (loss)
       Unrealized income (loss) on cash flow
                hedging activities                                           891                       (927)
                                                                -------------------------- --------------------------
  Comprehensive income                                                  $ 12,753                   $ 23,758
                                                                -------------------------- --------------------------


         Accumulated  other   comprehensive   income  (loss)  consisted  of  the
following:

          (in thousands)                                                 Accumulated Other
                                                                    Comprehensive Income (Loss)
                                                                -------------------------------------

          Balance December 31, 2000                                             $ --
          Transition adjustment on cash flow
                  hedging activities                                            (885)
          Current period change in fair value of
                  derivative instruments                                         (42)
                                                                -------------------------------------
                                                                -------------------------------------
          Balance September 30, 2001                                          $ (927)
                                                                -------------------------------------


Note 7 -- Subsequent Event

         Disposition

         On October 5, 2001, the Company sold, a 376 unit multifamily property located in Bradenton, Florida for a total purchase price of $23.7 million. The proceeds from the sale were used to repay a potion of the borrowings under the Company's unsecured line of credit.

         Distribution

         On October 25, 2001, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership (CRLP) in the amount of $0.63 per share and per unit, totaling $20.2 million. The distribution was declared to shareholders and partners of record as of November 5, 2001, and was paid on November 13, 2001.

         Interest Rate SWAP

         On November 8, 2001, the Company entered into an interest rate SWAP on $75.0 million of its variable line of credit, which fixes the rate at 2.13% plus 115 basis points. The SWAP matures on December 10, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of September 30, 2001, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2001, except for Note 17, as to which the date is February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ PricewaterhouseCoopers LLP
                                                      PricewaterhouseCoopers LLP

Birmingham, Alabama
November 13, 2001

                            COLONIAL PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. Colonial is organized as a real estate investment trust, (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of September 30, 2001, Colonial's real estate portfolio consisted of 51 multifamily communities, 18 office properties, and 42 retail properties.

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

Results of Operations -- Three Months Ended September 30, 2001 and 2000

         Revenue -- Total revenue increased by $3.1 million, or 4.1%, for the third quarter of 2001 when compared to the third quarter of 2000. The majority of this increase, $2.2 million, represents revenues generated by properties acquired or developed during 2001 and the second half of 2000, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and other ancillary income.

         Operating Expenses -- Total operating expenses increased by $5.3 million, or 13.2%, for the third quarter of 2001 when compared to the third quarter of 2000. Of this increase, $2.1 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 2001 and the second half of 2000, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and overall increases in personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense decreased by $1.5 million, or 8.0%, for the third quarter of 2001 when compared to the third quarter of 2000. The decrease in interest expense is primarily attributable to the sale of $42.6 million of assets in the third quarter of 2001, of which $4.5 million was used to repay encumbered debt and the remaining $38.1 million was used to repay a portion of the borrowings under the Company's unsecured line of credit, maturing of $65 million of senior notes in the third quarter of 2001, and a decrease in the current variable interest rate environment.

Results of Operations -- Nine Months Ended September 30, 2001 and 2000

         Revenue -- Total revenue increased by $13.5 million, or 6.2%, for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The majority of this increase, $9.4 million, represents revenues generated by properties acquired or developed during 2001 and the second half of 2000, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and other ancillary income.

         Operating Expenses -- Total operating expenses increased by $13.0 million, or 11.0%, for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. Of this increase, $7.2 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 2001 and the second half of 2000, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and overall increases in personnel costs associated with the Company's continued growth.

         Other Income and Expense -- Interest expense increased by $3.8 million, or 7.3%, for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement and the issuance of $20.0 million of unsecured medium term notes through its subsidiary CRLP since the third quarter of 2000 in conjunction with the financing of acquisitions and developments.

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

         On August 31, 2001, the Company purchased the 99% voting stock and 1% equity in Colonial Properties Services, Inc. (CPSI) from Colonial Commercial Investments, Inc. (CCI), a related party, for a total purchase price of $4,000. As a result of this purchase, the Company owns 100% of CPSI and will consolidate the operations of CPSI in the Company's financial statements from September 1, 2001 forward.

         During the third quarter of 2001, the Company invested $32.2 million in the acquisition and development of properties. The Company financed this growth through advances on its bank line of credit, issuance of preferred stock in the second quarter of 2001, and cash from operations. As of September 30, 2001, the Company had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at September 30, 2001, was $247.8 million.

         At September 30, 2001, the Company's total outstanding debt balance was $1.18 billion. The outstanding balance includes fixed-rate debt of $870.3 million, or 73.7%, and floating-rate debt of $310.1 million, or 26.3%. The Company's total market capitalization as of September 30, 2001 was $2.4 billion and its ratio of debt to market capitalization was 49.2%. Certain loan agreements of the Company contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2001, the Company was in compliance with these covenants.

         The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of construction and development financing activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of properties, joint ventures, or, possibly in connection with acquisitions of land or improved properties, issuance of limited partnership units of CRLP. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term.

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

Funds from Operations

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The
Company's FFO for the third quarter of 2001 and 2000 and nine months ended September 30, 2001 and 2000 was computed as follows:

                                                              Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                          ---------------------------   ----------------------------
(in thousands)                                                  2001            2000            2001           2000
--------------------------------------------------------- -----------    ------------   -------------   ------------
Net income available to common shareholders                  $11,862          $8,262         $24,685        $24,345
Adjustments:
       Minority interest in CRLP                               6,407           4,468          13,275         12,844
       Real estate depreciation and amortization (1)          18,299          16,233          53,283         46,184
        Straight-line rents (1)                                 (157)           (420)         (1,155)        (1,191)
        (Gains) losses from sales of property (1)             (6,081)            205          (5,917)        (2,720)
       Extraordinary loss                                          0               0              17            418
------ -------------------------------------------------- -----------    ------------   -------------   ------------
Funds From Operations                                        $30,330         $28,748         $84,188        $79,880
--------------------------------------------------------- -----------    ------------   -------------   ------------

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts at September 30, 2001.

                                                                                                                           Estimated
                                                                                                                              Fair
(amounts in thousands)             2001        2002        2003          2004         2005      Thereafter         Total     Value
------------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                  $ 12,764      58,052     233,358         50,000     26,552      489,568       870,294      900,119
Average interest rate
     at September 30, 2001           8.90%       7.93%       6.81%          7.58%      8.83%        7.46%         7.38%

Variable Debt                         $ -           -     122,782         50,000     50,000       87,340       310,122      310,122
Average interest rate
     at September 30, 2001              -           -       3.71%          5.02%      6.40%         3.90%         4.41%

Interest Rate SWAPs

     Variable to fixed          $ 125,000           -           -              -          -       30,081       155,081       (2,768)
     Average pay rate                6.46%          -           -              -          -         5.93%         6.35%

     Fixed to variable                  -           -           -         50,000          -            -        50,000        1,725
     Average pay rate                   -           -           -     3-mo LIBOR          -            -    3-mo LIBOR

Interest Rate Cap                     $ -           -      30,379         38,988          -            -        69,367           95
    Interest Rate                       -           -      11.20%          6.85%          -            -         8.76%


         The table incorporates only those exposures that exist as of September 30, 2001; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

                                            COLONIAL PROPERTIES TRUST




Date:  November 14, 2001                   /s/ Howard B. Nelson, Jr.
                                               -------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  November 14, 2001                   /s/ Kenneth E. Howell
                                               ---------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                              (Principal Accounting Officer)