Form 10-K
period 2001-12-31
COLONIAL PROPERTIES TRUST
filed 2002-03-28
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 OR


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


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the 20,675,776 Common Shares held by non-affiliates of the Registrant was approximately $705,043,962 based on the closing price on the New York Stock Exchange for such Common Shares on March 11, 2002.

          Number of the Registrant's Common Shares of Beneficial Interest outstanding as of March 11, 2002: 21,875,050.

         Documents Incorporated by Reference

         Portions of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference into Part II. Portions of the Proxy Statement for the annual shareholders meeting to be held in 2002 are incorporated by reference into Part III.

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

         The Company is one of the largest owners, developers and operators of multifamily, office and retail properties in the Sunbelt region of the United States. It is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 108 properties as of December 31, 2001, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South
Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. The Company is a self-administered equity real estate investment trust (a "REIT") that, as of December 31, 2001, owned 49 multifamily apartment communities containing a total of 16,256 apartment units (the "Multifamily Properties"), 17 office properties containing a total of approximately 3.5 million square feet of office space (the "Office Properties"), 42 retail properties containing a total of approximately 14.9 million square feet of retail space (the "Retail Properties"), and certain parcels of land adjacent to or near certain of these properties (the "Land"). The Multifamily Properties, the Office Properties, the Retail Properties and the Land are referred to collectively as the "Properties". As of December 31, 2001, the Multifamily Properties, the Office Properties, and the Retail Properties that had achieved stabilized occupancy were 93%, 92% and 90% leased, respectively.

         The Company is the direct general partner of, and holds approximately 65.3% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership ("Colonial Realty", the "Operating Partnership", or "CRLP"). The Operating Partnership owns all of the Properties (or interests therein). The Company conducts all of its business through the Operating Partnership and Colonial Properties Services Limited Partnership (the "Management Partnership"), which provides management services for the Properties, and Colonial Properties Services, Inc. (the "Management Corporation"), which provides management services for properties owned by third parties.

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

         On September 29, 1993, (i) the Company consummated an initial public offering (the "IPO") of 8,480,000 of its common shares of beneficial interest, $.01 par value per share ("Common Shares"), (ii) the Operating Partnership assumed ownership of 36 Properties (or interests therein) held by Thomas H. Lowder, James K. Lowder, Robert E. Lowder, and their mother, Catherine Lowder (the "Lowder family"), and third-party partners of the Lowder family, and the operating businesses of Colonial, (iii) the Company transferred the net proceeds from the IPO to the Operating Partnership, in exchange for 8,480,000 units of limited partnership interest in the Operating Partnership ("OP Units"), (iv) the Operating Partnership repaid approximately $150.2 million of indebtedness and prepayment penalties associated therewith secured by certain of the Properties, and (v) the Operating Partnership established a $35.0 million line of credit with SouthTrust Bank, which has since been increased to $300.0 million, to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions").

Recent Developments

         Since its IPO, the Company has acquired new properties representing a total investment of over $1.3 billion.

         Multifamily Properties--During 2001, the Company completed development of 440 apartment units in two multifamily communities and acquired land on which it intends to develop additional multifamily communities. The aggregate investment in the multifamily developments during 2001 was $39.0 million. As of December 31, 2001, the Company has 544 apartment units in 3 multifamily communities under development or redevelopment. Management anticipates that the 3 multifamily projects will be completed during 2002. Management estimates that it will invest an additional $3.3 million to complete these multifamily communities.

         Office Properties--During 2001, the Company increased its office portfolio by 318,161 square feet with the development of two office buildings. In addition, the Company began development on two office properties in Orlando, Florida. The aggregate investment in the office developments during 2001 was $57.5 million. Management estimates that it will invest an additional $33.0 million to complete these properties.

         Retail Properties--During 2001, the Company completed the redevelopment of two retail properties, and began the development of one community shopping center in Birmingham, Alabama. The aggregate investment in the retail developments during 2001 was $61.0 million. Management anticipates that it will invest an additional $11.4 million to complete the retail development.

         Restructuring of Colonial Properties Services, Inc.--In August 2001, the Company acquired all of the voting and non-voting common stock of Colonial Properties Services, Inc. ("CPSI") for $4,000 that it did not already own. As a result, CPSI is now a wholly-owned subsidiary of the Company.

         Third Party Development--In September 2001, the Company entered into an agreement pursuant to which the Company will provide development and other consulting services to a third-party developer of a $30 million multifamily property located in Raleigh, North Carolina. The Company will act as the leasing and management agent for the property. In addition, the Company has guaranteed a $3.3 million working capital loan obtained by three principals of the developer. This loan matures on August 2, 2002 and may be extended until August 2, 2004 if specified conditions are met. The Company will receive a fee in return for this guaranty. The Company has the right of first refusal to purchase this property should the developer elect to sell it.

       Orlando Fashion Square Joint Venture--In October 1998, the Company sold a 50% interest in our Orlando Fashion Square retail property located in Orlando, Florida to a third party and subsequently entered into a joint venture agreement with the third party relating to the management of the property. The joint venture agreement gives the third party the right, which became effective December 28, 2001, to convert its 50% interest in the property into the Company's common shares if specified terms and conditions are met. The conversion value of the interest would be determined at the time of conversion in accordance with procedures set forth in the joint venture agreement, and would be net of the third party's pro rata share of any indebtedness secured by the property. As of December 31, 2001, the property was subject to mortgage indebtedness in the amount of $65 million. Based on the terms and conditions of the conversion feature, the Company continues to believe that it is unlikely that the third party will convert its interest into the Company's common shares.

       Sale of Common Shares--On February 25, 2002, the Company sold an aggregate of 570,381 common shares for an aggregate net proceed of approximately $17.7 million in two separate transactions. The Company sold 260,710 of these common shares at the purchase price of $33.17 per share, before deducting underwriting fees, to Salomon Smith Barney Inc. who deposited these common shares with the Trustee of the Equity Focus Trusts REIT Portfolio Series, 2002-A. In addition, the Company sold the remaining 299,670 common shares to Cohen & Steers Quality Income Realty Fund, Inc. at the purchase price of $33.17 per share, before deducting placement agent fees paid to Merrill Lynch who acted as the Company's placement agent.

         The following is a summary of the Company's acquisition, disposition, and development activity in 2001.

Acquisition and Disposition Activity

         During 2001, the Company disposed of a total of nine properties for an aggregate sale price of $83.5 million and certain land and outparcels for $5.3 million.

         Between August 2001 and September 2001, the Company sold four Multifamily Properties located in Macon, Georgia, Mobile, Alabama, Auburn, Alabama, and Savannah, Georgia that contained 701 units in the aggregate for a total sale price of approximately $21.2 million.

         In September 2001, the Company sold two Retail Properties located in Florida, representing 304,168 square feet for a total sale price of $19.3 million.

         In October 2001, the Company sold one Multifamily Property located in Bradenton, Florida that contained 376 units for a total sale price of $23.7 million.

         In November 2001, the Company sold one Office Property located in Birmingham, Alabama that contained 34,357 square feet for a total sales price of $3.8 million.

         In December 2001, the Company sold one Multifamily Property located in Macon, Georgia that contained 296 units for a sales price of approximately $15.5 million, $11.6 million of which was paid in the form of a note receivable payable in three months and the remainder of which was paid in cash.

         There were no property acquisitions in 2001.

Development Activity

         During 2001, the Company completed development of 440 new apartment units in two multifamily communities and acquired land on which it intends to develop additional multifamily communities during 2002 and 2003. The aggregate cost of this multifamily development activity during 2001 was $39.0 million. As of December 31, 2001, the Company had 544 apartment units in three multifamily communities under development or redevelopment. Management anticipates that the three multifamily projects will be completed during 2002. Management expects to invest an additional $3.3 million over this period to complete these multifamily projects.

         During 2001, the Company completed development of two office buildings, representing 318,161 square feet, and began development of two office properties in Orlando, Florida. The aggregate investment in the office developments during 2001 was $57.5 million. Management estimates that it will invest an additional $33.0 million to complete these projects.

         During 2001, the Company completed the redevelopment of two retail properties, and began the development of one community shopping center in Alabama. The aggregate investment in the retail developments during 2001 was $61.0 million. Management anticipates that it will invest an additional $11.4 million to complete the retail developments.

         The table below provides an overview of the Company's development and redevelopment activity during 2001:


                                 Summary of 2001
                              Development Activity

   Completion or                                                                       Type of    Units (M)   Cost or
    Anticipated     Name of                                                            Property   GLA (R/O) Anticipated
  Completion Date   Property (1)                                 Location                (2)        (3)       Cost (4)
-----------------   ------------------------------------------   ------------------   ---------   --------    --------

Developments:
     1st Qtr 02     CG at TownPark - Sarasota                    Sarasota, FL         M                272    $ 21,188
     1st Qtr 02     CV at Walton Way (redevelopment)             Augusta, Ga          M                256       3,500
     2nd Qtr 02     CG at TownPark - Lake Mary                   Orlando, FL          M                456      38,133
     4th Qtr 01     Colonial Center at Mansell Overlook 500      Atlanta, GA          O            163,248      19,114
     4th Qtr 01     Colonial Center at TownPark 100              Orlando, FL          O            154,913      17,974
     3rd Qtr 02     Colonial Center at TownPark 200              Orlando, FL          O            155,000      21,181
     3rd Qtr 02     Colonial Center at TownPark 600              Orlando, FL          O            200,000      27,876
     1st Qtr 01     Northdale Court (redevelopment)              Tampa, FL            R            192,726       6,158
     4th Qtr 01     Colonial Brookwood Village (redevelopment)   Birmingham, AL       R            687,078      46,680
     3rd Qtr 02     Colonial Promenade Hoover                    Birmingham, AL       R            167,041      18,705
     4th Qtr 02     Parkway City Mall                        (5) Huntsville, AL       R            631,000      35,616
                                                                                                               --------
                                                                                                     Total   $ 256,125
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

 Continuing Multifamily Development and Redevelopment Activity

         Colonial Village at Walton Way--The Company continued the redevelopment of Colonial Village at Walton Way, a 256-unit multifamily community located in Augusta, Georgia. Project redevelopment costs are expected to total $3.5 million and will be funded through advances on the Company's line of credit. The Company expects to complete the redevelopment in the first quarter of 2002.

         Colonial Grand at TownPark - Sarasota--During the second quarter of 2000, the Company began the development of Colonial Grand at TownPark - Sarasota, a 272-unit multifamily community located in Sarasota, Florida. The new apartments will include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs are expected to total $21.2 million and will be funded through advances on the Company's line of credit. The Company expects to complete the development during the first quarter of 2002.

         Colonial Grand at TownPark - Lake Mary--During the third quarter of 2000, the Company began the development of Colonial Grand at TownPark - Lake Mary, a 456-unit multifamily community located in Orlando, Florida. The new apartments will include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs are expected to total $38.1 million and will be funded through advances on the Company's line of credit. The Company expects to complete the development during the first quarter of 2002.

Completed Office Property Development Activity

         Colonial Center at Mansell Overlook 500--During the fourth quarter of 2001, the Company completed the development of Colonial Center at Mansell Overlook 500, a 163,248 square foot Class A office building located in Atlanta, Georgia. The building includes the most advanced technology systems available in the market, including high-speed internet access, fiber optic network infrastructure, and state-of-the art, customer controlled energy management system. Project development costs, including land acquisitions totaled $19.1 million and were funded through advances on the Company's line of credit.

         Colonial Center TownPark 100--During the fourth quarter of 2001, the Company completed the development of Colonial Center TownPark 100, a 154,913 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products.
 Situated in a natural environment, the building includes the most advanced technology systems available in the market, including high-speed internet access and fiber optic network infrastructure. Additionally, the building includes a fitness center with lockers and shower facilities. Project development costs, including land acquisitions totaled $18.0 million and were funded through advances on the Company's line of credit.

New Office Property Development

         Colonial Center TownPark 200--During the third quarter of 2001, the Company began the development of Colonial Center TownPark 200, a 155,000 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. The building will include the most advanced technology systems available in the market, including high-speed internet access and fiber optic network infrastructure. Project development costs, including land acquisitions are expected to total $21.2 million and will be funded through advances on the Company's line of credit. The Company expects to complete the project in the third quarter of 2002.

         Colonial Center TownPark 600--During the fourth quarter of 2001, the Company began the development of Colonial Center TownPark 600, a 200,000 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. This building is a build-to-suit development for FiServ, Inc., a financial software company with approximately 14,000 employees worldwide. Project development costs, including land acquisitions are expected to total $27.9 million and will be funded through advances on the Company's line of credit. The Company expects to complete the project in the third quarter of 2002.

Completed Retail Redevelopment Activity

         Northdale Court--During the first quarter of 2001, the Company completed the redevelopment of Northdale Court, a 192,726 square foot strip center located in Tampa, Florida. Project redevelopment costs totaled $6.2 million and were funded through advances on the Company's line of credit.

         Colonial Brookwood Village--During the fourth quarter of 2001, the Company re-opened the redevelopment and expansion of Colonial Brookwood Village, a 687,078 square foot enclosed mall located in Birmingham, Alabama. The renovations include a grand entrance offering valet parking, natural lighting through the use of skylights, custom light fixtures, stone flooring, and plush area carpeting. The mall also offers an upscale selection of merchants and restaurants. Project redevelopment and expansion costs totaled $46.7 million and were funded through the Company's unsecured line of credit.

New Retail Development Activity

         Colonial Promenade Hoover--During the first quarter of 2001, the Company began the development of Colonial Promenade Hoover, a 167,041 square foot community shopping center located in Birmingham, Alabama. The center will be anchored by a Super Wal-Mart Center. Project development costs including land acquisitions costs are expected to total $18.7 million and will be funded through the Company's unsecured line of credit.

         Parkway City Mall--During the first quarter of 2001, the Company, in connection with a 50% joint venture partner, began the redevelopment of Parkway City Mall, a 631,000 square foot mall located in Huntsville, Alabama. The mall will be anchored by Parisian and Dillard's Department Store. Total project development costs are expected to total $71.2 million, of which the Company's portion will be $35.6 million. The redevelopment is expected to be completed during the fourth quarter of 2002.

Financing Activity

         The Company funded a portion of its developments and expansions through the issuance of debt securities and preferred stock. In June 2001, the Company issued 2,000,000 preferred shares of beneficial interest (Series C Preferred Shares). The Series C Preferred Shares pay a quarterly dividend at 9.25% per annum and may be redeemed by the Company on or after June 19, 2006. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series C Preferred Shares have a liquidation preference of $25.00 per share. The net proceeds of the offering were approximately $48.1 million and were used to repay outstanding balances under the Company's unsecured line of credit. In December 2001, the Company completed one unsecured medium-term debt offering of $10.0 million at 7.46% with a maturity of December 2006. Additionally, during 2001, the Company received proceeds of $39.0 million related to the secured financing of two properties, which are collateralized by the properties.

         The Company continued its asset recycling program, which allows the Company to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During 2001, the Company disposed of six multifamily properties representing 1,373 units, one office property representing 34,357 square feet, and two retail properties representing 304,168 square feet. The multifamily, office, and retail properties were sold for a total sales price of $83.5 million, of which $4.5 million was used to repay a secured loan, $11.6 million was issued as a note receivable, and the remaining proceeds were used to repay a portion of the borrowings under the Company's unsecured line of credit and to support the Company's future investment activities.

         As of December 31, 2001, the Company has an unsecured bank line of credit providing for total borrowings of up to $300 million. This line of credit agreement bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2001, the Company had $135.0 million outstanding under the competitive bid feature. The credit facility is primarily used by the Company to finance property acquisitions and development and has an outstanding balance at December 31, 2001, of $261.4 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 3.08% and 7.66% at December 31, 2001 and 2000, respectively.

Business Strategy

       Our business objective is to generate stable and increasing cash flow and portfolio value for our shareholders through a strategy of:

o         realizing growth in income from our existing portfolio of properties;

o developing, expanding, and selectively acquiring additional multifamily, office and retail properties in growth markets located in the Sunbelt region of the United States, where we have first-hand knowledge of growth patterns and local economic conditions and believe we have a competitive advantage due to our size and access to lower-cost capital;

o selectively acquiring portfolios of properties from established, high-quality regional developers in exchange for Operating Partnership units and then foster and harvest our ongoing relationship with the Operating Partnership unitholders as a resource for construction and development opportunities, as well as additional acquisitions;

o         entering  into  joint  ventures  to  generate   increased  returns  by
          providing leasing, management and development services;

o recycling capital by selectively disposing of slower-growing assets and reinvesting the proceeds into opportunities with more growth potential;

o managing our own properties, which enables us to better control operating expenses and establish long-term relationships with our office and retail tenants;

o         maintaining  our  third-party  property  management  business,   which
          increases cash flow and establishes additional relationships with potential tenants; and

o employing a comprehensive capital maintenance program to maintain properties in first-class condition.

         The Company's business strategy and the implementation of that strategy are determined by the Company's Board of Trustees and may be changed from time to time.

Financing Strategy

         Our strategy is to maintain coverage ratios in order to sustain our investment grade status. On December 31, 2001, our total market capitalization was $2.5 billion and our ratio of debt to total market capitalization was 48.3%. We calculate debt to total market capitalization as total debt as a percentage of total debt, including preferred shares and units, plus the market value of our outstanding common shares and the outstanding units of CRLP. At December 31, 2001, our total debt of approximately $1.2 billion, which excludes approximately $67.3 million that is attributable to us based on our unconsolidated interests in several joint ventures, included fixed-rate debt of approximately $926.4 million, or 77.8% of total debt, and floating-rate debt of approximately $264.1 million, or 22.2% of total debt. Certain loan agreements contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2001, we were in compliance with these covenants.

         The Company has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at December 31, 2001. The notional value at December 31, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                          Interest                     Fair Value
                Product Type                       Notional Value           Rate        Maturity     (in thousands)
--------------------------------------------- -------------------------- ------------ ------------- ------------------
1) Interest Rate SWAP, Cash Flow                  $30.2 - $27.7 million       5.932%       1/01/06         $  (1,549)
2) Interest Rate SWAP, Cash Flow                          $75.0 million       2.130%      12/10/02                 32
3) Interest Rate SWAP, Cash Flow                          $50.0 million       2.319%       1/01/03               (39)
4) Interest Rate SWAP, Cash Flow                          $25.0 million       2.430%       1/01/03               (47)
5) Interest Rate SWAP, Fair Value                         $50.0 million       5.015%       7/26/04              1,293
6) Interest Rate CAP, Cash Flow                           $21.1 million       6.850%       6/29/04                 99
7) Interest Rate CAP, Cash Flow                           $17.9 million       6.850%       7/06/04                 85
8) Interest Rate CAP, Cash Flow                           $30.4 million      11.200%       6/30/03                  1

         Most of the Company's hedges are designated as cash flow hedges. Cash flow hedges hedge the future cash flows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income (loss). If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income or accumulated other comprehensive income (loss), and any offsets to the hedging transaction is reflected in notes and mortgages payable. Over time, the unrealized gains and losses held in accumulated other comprehensive income
(loss) will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $0.4 million of the current balance held in accumulated other comprehensive income
(loss).

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

         We may modify our borrowing policy and may increase or decrease our ratio of debt to total market capitalization. To the extent that our Board of Trustees determines to seek additional capital, we may raise such capital through additional equity offerings, debt financings, asset dispositions or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986 requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

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

Operational Structure

       We manage our business with three separate and distinct operating divisions: multifamily, office and retail. We have centralized functions that are common to each division, including accounting, information technology, due diligence and administrative services. Decisions regarding acquisitions and developments and dispositions are also centralized. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows us to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides us with unique synergies allowing us to take advantage of a variety of investment opportunities. In addition, the third-party management, leasing and brokerage businesses have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relations with tenants that may require additional retail or office space and to identify potential acquisitions. Additional information with respect to each of the operating divisions is set forth below:

       Multifamily Division. Our multifamily division is responsible for all aspects of multifamily operations, including day-to-day management and leasing of the 49 multifamily properties, as well as the provision of third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest.

       Office Division. Our office division is responsible for all aspects of our commercial office operations, including the provision of management and leasing services for the 17 office properties, as well as the provision of third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.

       Retail Division. Our retail division is responsible for all aspects of our retail operations, including the provision of management and leasing services for the 42 retail properties, as well as the provision of third-party management services for retail properties in which we do not have an ownership interest and for brokerage services in other retail property transactions.

Employees

         The Company employs approximately 950 persons, including on-site property employees who provide services for the Properties that the Company owns and/or manages.


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

                        Executive Officers of the Company

          The following is a biographical summary of the executive officers of the Company:

         Thomas H. Lowder, 52, has been a trustee of Colonial Properties Trust since its formation in July 1993. He is Chairman of the Board, President and Chief Executive Officer of the Company. Lowder became President of Colonial Properties, Inc., the Company's predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for Colonial Properties. Lowder's most recent board appointment was his election to the National Association of Real Estate Investment Trust (NAREIT) Board in June 1999 and subsequent appointment as Chairman of the Audit Committee. He is a current member of the National Association of Industrial and Office Parks, and the International Council of Shopping Centers. He is also a member and past president of the Alabama Chapter of the Realtors National Marketing Institute through which he successfully completed commercial real estate investment courses to receive the CCIM (Certified Commercial Investment Member) designation. He is presently a member of the Board of the following organizations: United Way, Children's Hospital, Birmingham Southern College, Community Foundation of Greater Birmingham, The John Carroll Catholic High School Educational Foundation and Crippled Children's Foundation. He is past Chairman of the Birmingham Area Chapter of the American Red Cross. Lowder served as Chairman of the 2001 United Way Campaign for Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science Degree.

         C. Reynolds Thompson, III, 39, Chief Operating Officer of the Company since September 1999, responsible for the Multifamily, Office, Retail and Mixed-Use divisions. Thompson oversees the management, acquisition, leasing and development of properties within its three operating divisions and development in the mixed-use division. Prior to his appointment as Chief Operating Officer, Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Thompson served as Executive Vice President--Office
Division, with responsibility for management of all office properties owned and/or managed by the Company, from May 1997 to May 1998. Thompson joined Colonial Properties Trust in February 1997 as Senior Vice President--Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial Properties Trust, Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. His fourteen-year real estate background includes acquisitions, development, leasing, and management of office properties in the south. Thompson is a member of the Executive Committee of the Metropolitan Development Board, an active member of the National Association of Industrial and Office Parks, and he serves on the Board of Trustees for the Alabama Real Estate Research and Education Center. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

         Howard B. Nelson, Jr., 54, Chief Financial Officer of the Company, with general responsibility for financing matters since May 1997. Nelson was Senior Vice President and Chief Operating Officer of the Company, with responsibility for the day-to-day management of the Company, from September 1993 to May 1997. He joined Colonial Properties in 1984 as Vice President and became Senior Vice President- Finance in 1987. Nelson presently serves on the Birmingham-Southern College Edward Lee Norton Board of Advisors for Management and Professional Education, and the Business Council of Alabama's Progress PAC Board of Directors. Nelson has served in the past on the Accounting and Technology committee of the Real Estate Roundtable, as treasurer, vice president, president and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks (NAIOP), the College of Business Advisory Council of Auburn University and on the Board of Directors of the Children's Harbor Family Center. Nelson holds a Bachelor of Science Degree from Auburn University.

         John P. Rigrish, 53, Chief Administrative Officer-Executive Vice President of the Company, with responsibilities for the supervision of Accounting Operations, Information Technology, Human Resources and Employee Services since 1998. Prior to joining Colonial Properties, Rigrish worked for BellSouth in Corporate Administration and Services. Rigrish holds a Bachelor of Science degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee.

         Paul F. Earle, 43, Executive Vice-President-Multifamily Division of the Company, with responsibility for management of all multifamily properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1991 and has served as Vice President - Acquisitions, as well as Senior Vice President - Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves as President of the Board of Directors of Big Brother/Big Sisters and is a Board member of the National Multifamily Housing Council. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American
Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

         Daryl K. Mangan, 58, Executive Vice President-Retail Division of the Company, with general responsibility for management of all retail properties owned and managed by the Company since December 2001. His thirty-year real estate background includes acquisitions, dispositions, development, leasing, and management of retail properties including his position as Executive Vice President at Equitable Real Estate Investment Management, Inc where he was responsible for the management of a $6 billion retail portfolio consisting of 75 regional malls and 40 other retail properties. Prior to joining Colonial Properties Trust, Mangan worked for Cole National as Vice President responsible for development. Mangan also worked for Safeco Properties, Inc. as Senior Vice President responsible for the Company's national shopping center portfolio and for Federated Department Stores, Inc as Senior Vice President responsible for development where he concentrated on remodeling, expanding and re-merchandising the retail portfolio. Mangan is an active member of The International Council of Shopping Centers where he serves as a judge for the Design and Development Awards Program. Mangan holds a Bachelor of Administration Degree in Design and Industry and Masters Degree in Business Administration from California State University.

         John N. Hughey, 42, Executive Vice President-Retail Development Division of the Company, with responsibility for all retail development since December 2001. He joined Colonial Properties in 1982 and assumed management responsibility for an increasing number of shopping centers until being named Senior Vice President - Retail Division of Colonial in 1991 and was named Executive Vice President in May 1997. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

         Charles A. McGehee, 55, Executive Vice President - Mixed-Use Development Division of the Company, with responsibility for the Company's development of properties with mixed-use product types since September 1999. McGehee also oversees land acquisitions and dispositions. From September 1993 to September 1999 McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for Colonial Properties. From January 1990 to September 1993 McGehee was Senior Vice President - Office Division. He joined the Company in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed by Colonial Properties. Mr.
McGehee has served as president and as a board member of the National Association of Industrial and Office Parks (NAIOP) and is a member of the Board of Directors of the Birmingham Area Board of Realtors. McGehee is currently on the Board of Trustees for the Birmingham Chamber of Commerce. He holds a Bachelor of Science Degree from Auburn University.

         Robert A. "Bo" Jackson, 47, Executive Vice President-Office Division of the Company, with general responsibility for management of all office properties owned and managed by the Company. Prior to joining Colonial Properties, Jackson worked for Beacon Properties as a Vice President responsible for leasing performance, new office development and acquisitions throughout the Southeast. He has been involved in over 10 million square feet of Atlanta urban and suburban office development. Jackson has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and The National Association of Industrial and Office Parks (NAIOP). Jackson is active member of NAIOP and an active member of the Urban Land Institute. He is also a member of the Board of Directors of the Greater North Fulton Chamber of Commerce. Jackson holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

         Kenneth E. Howell, 52, has been Senior Vice President-Chief Accounting Officer of the Company, with general responsibility for the supervision of accounting for all of the properties owned and/or managed by the Company, since August 1998. Mr. Howell joined the Company in 1981, and served as Controller for Colonial from 1986-1998. From 1981-1986 he held the position of Assistant Controller of the Colonial Company, parent company of the then private Colonial Properties, Inc. He serves on the Auburn University School of Accountancy Advisory Board. Mr. Howell holds a Bachelor of Science Degree in Business Administration from Auburn University.

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

         We depend on local economic conditions in our primary markets

     All of our properties are located in the Sunbelt region of the United States. In addition, 16.6% of our net operating income in 2001 derived from properties located in Birmingham, Alabama, 13.3% from properties located in Orlando, Florida, and 10.3% from properties located in Huntsville/Decatur, Alabama. Our performance and ability to pay our expenses, maintain our properties and service our debt could be adversely affected by economic conditions in the Sunbelt region and in Birmingham, Orlando and Huntsville/Decatur in particular.

         New acquisitions and developments may fail to perform as expected

     Assuming we are able to obtain capital on commercially reasonable terms, we intend to selectively acquire multifamily, office or retail properties where we perceive investment opportunities that are consistent with our business strategies. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to the standards we have established for its intended market position. In addition, we may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

          Competition for acquisitions could result in increased prices for properties

     We expect other major real estate investors with significant capital to compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition could increase prices for multifamily, office or retail properties.

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

         Our degree of leverage could limit our ability to obtain additional financing

         Our "debt to market capitalization" ratio, which we calculate as total debt as a percentage of total debt, including preferred shares and units, plus the market value of outstanding units and our outstanding common shares, was approximately 48.3% as of December 31, 2001. Increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and may make us more vulnerable to a downturn in business or the economy generally.

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

         The Lowder family and their affiliates, holds interests in companies that have performed construction, management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and the Company that are not realized by other holders of interests in the Company. In addition, Thomas and James Lowder, as trustees of the Company, may be in a position to influence the Company to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

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

     The sales of a substantial number of common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. The Company may currently issue up to 11,142,740 common shares upon redemption of currently outstanding units. No prediction can be made about the effect that future sales of common shares will have on the market price of our common shares.

Item 2.           Properties.

General

         As of December 31, 2001, the Company's real estate portfolio consisted of 108 properties consisting of whole or partial ownership interests, located in nine states in the Sunbelt region of the United States. The Company acquired 36 properties in connection with the Formation Transactions, and acquired or developed 96 properties since the Company's initial public offering ("IPO"). Since the Company's IPO, the Company has developed 21 additional Multifamily Properties, five Office Properties, three Retail Properties, and has disposed of 24 properties, nine of which were sold during 2001. Additionally, the Company maintains non-controlling partial interests of 15% to 50% in 14 operating properties. The 108 Properties owned by the Company at December 31, 2001 consisted of 49 Multifamily Properties, 17 Office Properties, and 42 Retail Properties, as described in more detail below.

                              Summary of Properties

                              Total 2001 Percent of
                      Units/ Property Total 2001 Percentage

                         Number of        GLA/          Revenue (2)       Property       Occupancy at
 Type of Property        Properties     NRA (1)        (in thousands)    Revenue (2)    Dec. 31, 2001 (3)
----------------------  -----------   ------------    ---------------   -------------  -----------------

 Multifamily                    49         16,256  (4)     $ 119,309           36.8%        92.8%
 Office                         17      3,518,276  (5)        56,645           17.5%        92.1%
 Retail                         42     14,950,517  (6)       148,111           45.7%        89.6%
                        -----------                   ---------------   -------------
     Total                     108                         $ 324,065          100.0%
                        ===========                   ===============   =============

(1) Units (in this table only) refers to multifamily units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 2001.
(2) Includes the Company's proportionate share of revenue from those Multifamily, Office and Retail Properties accounted for under the equity method, and the Company's share of the properties disposed of in 2001.
(3) Excludes the units/square feet of development or expansion phases of two Multifamily Properties, two Office Properties, and two Retail Properties that had not achieved stabilized occupancy as of December 31, 2001.
(4) Amount includes 2,833 units at 10 Multifamily Properties, in which the Company maintains a 15.0% ownership interest.
(5) Amount includes 29,737 square feet at one Office Property, in which the Company maintains a 33.33% ownership interest.
(6) Amount includes 1,468,360 square feet at three Retail Properties, in which the Company maintains a 50.0% ownership interest.

Multifamily Properties

         The 49 Multifamily Properties owned by the Company at December 31, 2001, contain a total of 16,256 garden-style apartments and range in size from 104 to 1,080 units. Fourteen of the Multifamily Properties were acquired by the Company in connection with the Formation Transactions, and 29 Multifamily Properties have been acquired since the IPO. Also, since the IPO, the Company has developed 21 additional Multifamily Properties and disposed of 15 Multifamily Properties. Twenty-two Multifamily Properties (containing a total of 7,888 units) are located in Alabama, 16 Multifamily Properties (containing a total of 5,402 apartment units) are located in Florida, six Multifamily Properties (containing a total of 1,382 units) are located in Georgia, two Multifamily Property (containing a total of 498 units) are located in Mississippi, two Multifamily Properties (containing a total of 764 units) are located in South Carolina, and one Multifamily Property (containing 322 units) is located in Texas. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the Multifamily Properties are managed by the Company.

         The following table sets forth certain additional information relating to the Multifamily Properties as of and for the year ended December 31, 2001.



                                                            Multifamily Properties

                                                                                                   Average   Total        Percent of
                                                Year        Number       Approximate               Rental  Property      Total 2001
 Multifamily                                 Completed        of         Rentable Area  Percent     Rate  Revenue for     Property
 Property (1)                  Location         (2)        Units (3)     (Square Feet)  Occupied  Per Unit    2001        Revenue(4)
-------------------------   --------------   -----------  -----------   -------------  --------  --------- ----------    -----------
 Alabama:

 CG at Edgewater             Huntsville      1990                500         541,650     94.6%     $ 683  $ 4,154,193           1.3%
 CG at Galleria              Birmingham      1986/96           1,080       1,195,186     90.9%       651    7,912,731           2.4%
 CG at Galleria Woods        Birmingham      1994                244         260,720     96.3%       676    1,874,669           0.6%
 CG at Liberty Park          Birmingham      2000                300         338,684     93.7%       989    2,984,134           0.9%
 CG at Madison               Huntsville      2000                336         354,592     93.5%       744    3,098,792           1.0%
 CG at Mountain Brook (8)    Birmingham      1987/91             392         392,700     93.6%       699      432,805           0.1%
 CG at Promenade             Montgomery      2000                384         424,372     89.6%       790    3,264,191           1.0%
 CG at Riverchase            Birmingham      1984/91             468         745,840     94.9%       787    4,102,141           1.3%
 CG/CV at Inverness Lakes (8)Mobile          1983/96             498         506,386     86.5%       622      542,699           0.2%
 Colony Park (9)             Mobile          1975                                                             609,266           0.2%
 CV at Ashford Place         Mobile          1983                168         139,128     90.5%       532      982,922           0.3%
 CV at Cahaba Heights (8)    Birmingham      1992                125         131,230     96.8%       765      154,745           0.0%
 CV at Hillcrest             Mobile          1981                104         114,400     96.2%       624      785,311           0.2%
 CV at Hillwood (8)          Montgomery      1984                160         150,912     94.4%       578      147,990           0.0%
 CV at Huntleigh Woods       Mobile          1978                233         199,052     92.3%       470    1,247,376           0.4%
 CV at Inverness             Birmingham      1986/87/90          586         491,072     95.1%       602    3,806,935           1.2%
 CV at McGehee Place         Montgomery      1986/95             468         404,188     89.7%       583    2,695,648           0.8%
 CV at Monte D'Oro           Birmingham      1977                200         295,840     94.0%       710    1,666,473           0.5%
 CV at Research Park         Huntsville      1987/94             736         809,344     92.9%       596    5,159,295           1.6%
 CV at Rocky Ridge (8)       Birmingham      1984                226         258,900     96.5%       641      251,371           0.1%
 CV at Trussville            Birmingham      1996/97             376         410,340     94.4%       727    3,071,147           0.9%
 Patio (9)                   Auburn          1966/83/84                                                       755,302           0.2%
 Ski Lodge Tuscaloosa        Tuscaloosa      1976/92             304         273,056     97.7%       442    1,561,326           0.5%
                                                          -----------   -------------  --------  -------- -----------    -----------
      Subtotal - Alabama (22 Properties)                       7,888       8,437,592     93.1%       664   51,261,462          15.8%
                                                          -----------   -------------  --------  -------- -----------    -----------
 Florida:

 CG at Bayshore (9)          Bradenton       1997                                                           2,656,572           0.8%
 CG at Carrollwood           Tampa           1966                244         286,080     95.5%       865    2,445,426           0.8%
 CG at Citrus Park           Tampa           1999                176         200,288     96.0%       898    1,853,468           0.6%
 CG at Cypress Crossing      Orlando         1999                250         314,596     93.2%     1,005    2,863,622           0.9%
 CG at Gainesville           Gainesville     1989/93/94          560         488,624     93.4%       795    5,006,059           1.5%
 CG at Heather Glen          Orlando         2000                448         524,074     85.9%       896    4,186,297           1.3%
 CG at Heathrow              Orlando         1997                312         370,028     92.0%       896    3,215,961           1.0%
 CG at Hunter's Creek        Orlando         1997                496         624,464     91.5%       913    5,193,811           1.6%
 CG at Lakewood Ranch        Sarasota        1999                288         301,656     97.9%       909    3,348,424           1.0%
 CG at Palma Sola            Bradenton       1992                340         291,796     95.9%       717    3,076,768           0.9%
 CG at Ponte Vedra (8)       Jacksonville    1988                240         211,640     93.3%       745      309,773           0.1%
 CG at Riverhills (8)        Tampa           1991/97             776         690,312     91.1%       645      830,876           0.3%
 CG at Town Park             Orlando                             208         218,400        (7)      990      831,183 (6)       0.3%
 CG at Town Park             Sarasota                            232         243,600        (7)      997      760,540 (6)       0.2%
 CV at Cordova               Pensacola       1983                152         116,400     94.7%       524      941,313           0.3%
 CV at Lake Mary             Orlando         1991/95             504         431,396     96.0%       728    4,229,980           1.3%
 CV at Oakleigh              Pensacola       1997                176         185,680     96.6%       752    1,726,108           0.5%
                                                          -----------   -------------  --------  --------  ----------    -----------
      Subtotal - Florida (16 Properties)                       5,402       5,499,034     93.4%       798   43,476,181          13.4%
                                                          -----------   -------------  --------  --------  ----------    -----------
 Georgia:

 CG at Barrington Club (8)   Macon           1996                176         191,940     84.1%       718      217,241           0.1%
 CG at Spring Creek (9)      Macon           1992/94                                                        2,189,245           0.7%
 CG at Wesleyan              Macon           1997                328         382,946     95.1%       717    2,814,604           0.9%
 CV at North Ingle (9)       Macon           1983                                                             580,094           0.2%
 CV at Stockbridge (8)       Stockbridge     1993/94             240         253,200     80.4%       738      281,983           0.1%
 CV at Timothy Woods         Athens          1996                204         211,444     97.5%       782    1,742,553           0.5%
 CV at Vernon Marsh          Savannah        1986/87             178         151,226     95.5%       658    1,340,971           0.4%
 CV at Walton Way            Augusta         1984                256         254,264     83.2%       616    1,667,940           0.5%
 CV at White Bluff (9)       Savannah        1986                                                             674,015           0.2%
                                                          -----------   -------------  --------  --------  ----------    -----------
      Subtotal - Georgia (6 Properties)                        1,382       1,445,020     91.9%       705   11,508,646           3.6%
                                                          -----------   -------------  --------  --------  ----------    -----------
 Mississippi:

 CG at The Reservoir         Jackson         2000                170         195,604     98.8%       819    1,649,149           0.5%
 CV at Natchez Trace         Jackson         1995/97             328         342,800     97.6%       668    2,469,037           0.8%
                                                          -----------   -------------  --------  --------  ----------    -----------
      Subtotal - Mississippi (2 Property)                        498         538,404     98.0%       720    4,118,186           1.3%
                                                          -----------   -------------  --------  --------  ----------    -----------
 South Carolina:

 CV at Ashley Plantation     Bluffton        1998/2000           414         425,095     80.9%       754    3,274,895           1.0%
 CV at Caledon Wood          Greenville      1995/96             350         348,305     93.4%       697    2,677,286           0.8%

                                                          -----------   -------------  --------  --------   ---------    -----------
      Subtotal - South Carolina (2 Properties)                   764         773,400     86.6%       726    5,952,181           1.8%
                                                          -----------   -------------  --------  --------   ---------    -----------
 Texas:

 CV at Haverhill             San Antonio     1997                322         326,914     88.5%       899    2,992,233           0.9%
                                                          -----------   -------------  --------  --------   ---------    -----------
      Subtotal - Texas (1 Property)                              322         326,914     88.5%       899    2,992,233           0.9%
                                                          -----------   -------------  --------  --------   ---------    -----------
      TOTAL (49 Properties)                                   16,256      17,020,364     92.8%     752(5)$119,308,889          36.8%
                                                          ===========   =============  ========  ======== ===========    ===========

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

(3) Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 2001.

(4) Percent of Total 2001 Property Revenue represents the Multifamily Property's proportionate share of all revenue from the Company's 108 Properties, including the partially owned properties.

(5) Represents weighted average rental rate per unit of the 49 Multifamily Properties at December 31, 2001.

(6)       Represents    revenues    from    the    date    of   the    Company's
          development/expansion of this Property in 2001 through December 31, 2001.

(7)       Expanded or newly developed property currently undergoing lease-up.

(8) These properties were sold by the Company during 1999 or 2000 to a joint venture formed by the Company and an unrelated party. The Company holds a 15% non-controlling interest in these joint ventures.

(9)       This property was sold during 2001.

         The following table sets forth the total number of units, percent leased and average base rental rate per unit as of the end of each of the last five years for the Multifamily Properties:

                                                                    Average Base
                           Number             Percent                Rental Rate
   Year-End             of Units (1)         Leased (2)               Per Unit
   --------             ------------         -----------              --------
December 31, 2001          16,256                92.8%                    $752
December 31, 2000          17,189                94.0%                    $707
December 31, 1999          16,415                93.9%                    $688
December 31, 1998          15,381                93.5%                    $642
December 31, 1997          13,759                93.8%                    $631


(1) Units (in this table only) refers to multifamily units owned at year end, which includes 2,833 units partially owned by the Company at December 31, 2001.

(2) Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.

Office Properties

         The 17 Office Properties owned by the Company at December 31, 2001, contain a total of approximately 3.5 million rentable square feet. Thirteen of the Office Properties are located in Alabama (representing 61% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and three are located in Florida. The Office Properties range in size from approximately 30,000 square feet to 698,000 square feet. Six of the Office Properties were developed by Colonial, three of the Properties were acquired at various since the IPO, seven of the Properties were acquired in 1997 and 1998, and one of the Properties was acquired in 1999. All of the Office Properties are managed by the Company.

         The following table sets forth certain additional information relating to the Office Properties as of and for the year ended December 31, 2001.


                                Office Properties
                                                                                                     Average
                                                                                                      Base
                                                                   Net                                Rent
                                                                 Rentable                             Per       Total     Percent of
                                                     Year          Area                Total         Leased   Property    Total 2001
 Office                                           Completed       Square    Percent  Annualized      Square  Revenue for   Property
 Property (1)                          Location      (2)           Feet     Leased   Base Rent(2)     Foot     2001 (3)   Revenue(4)
------------------------------       -----------  ---------      -------    ------  --------------  -------  ------------- ---------
 Alabama:

250 Commerce St                       Montgomery   1904/81        37,303    100.0% $   434,223    $  12.10  $    443,108        0.1%
AmSouth Center                        Huntsville      1990       154,421     97.4%   2,907,949 #     21.07     3,346,907        1.0%
Colonial Center Research Park         Huntsville      1999       133,482    100.0%   2,122,305       16.16     2,226,265        0.7%
Colonial Plaza                        Birmingham      1982       170,870     99.2%   3,082,565       20.45     3,387,049        1.0%
Emmett R. Johnson Building            Birmingham   1982/95       164,291     90.4%   2,178,543       20.16     2,914,742        0.9%
Independence Plaza                    Birmingham      1979       105,712     90.7%   1,830,964       16.32     1,561,585        0.5%
International Park                    Birmingham   1987/89       238,881     94.8%   4,329,595       17.97     4,274,720        1.4%
Interstate Park                       Montgomery   1982-85/89    225,050     94.4%   3,236,603       15.34     3,221,225        1.0%
Lakeside Office Park                  Huntsville   1989/90       121,413    100.0%   1,828,651       17.07     1,767,433        0.5%
Land Title Building                   Birmingham      1975        29,737    100.0%     399,757       15.23       162,153        0.1%
Perimeter Corporate Park              Huntsville   1986/89       234,467     97.3%   3,818,773       16.95     3,651,659        1.1%
Progress Center                       Huntsville   1983-91       224,329     87.4%   2,205,588       11.21     2,508,493        0.8%
Riverchase Center                     Birmingham   1984-88       301,177     86.2%   3,116,279       14.24     3,611,874        1.1%
Shades Brook Building (5)             Birmingham      1979       523,563                                                        0.2%
                                                              ----------    ------ -----------     -------    ----------       ----
    Subtotal-Alabama (13 Properties)                           2,141,133     93.8%  31,491,795       16.65    33,600,776       10.4%
                                                              ----------    ------ -----------     -------    ----------       ----
Florida:

Colonial Center TownPark 100          Orlando         2001      153,569        (8)   2,112,240         (8)       665,074(6)     0.2%
Concourse Center                      Tampa        1981/85      291,695      94.8%   3,910,572       17.20     5,067,744        1.6%
University Park Plaza                 Orlando         1985       72,496      73.5%     770,601       15.53       728,172        0.2%
                                                              ---------     ------ -----------     -------     ---------       ----
    Subtotal-Florida (3 Properties)                             517,760      90.6%   6,793,413       16.92     6,460,990        2.0%
                                                              ---------     ------ -----------     -------     ---------       ----
Georgia:

Colonial Center at Mansell Overlook   Atlanta      1987/96/97   698,394      87.9%  16,280,920       23.29    16,475,784        5.1%
Colonial Center at Mansell
      Overlook 500 (7)                Atlanta        2001       160,989        (8)   2,302,200          (8)      107,842(6)     0.0%
                                                              ---------     ------ -----------     --------    ---------       ----
    Subtotal-Georgia (1 Property)                               859,383      88.7%  18,583,120       23.29    16,583,626        5.1%
                                                              ---------     ------ -----------     --------   ----------       ----
    TOTAL (17 Properties)                                     3,518,276      92.1%$ 56,868,328     $ 18.02  $ 56,645,392       17.5%
                                                              =========     ====== ===========     ========   ==========       ====


(1) All Office Properties are 100% owned by the Company with the exception of Land Title Building, which is 33.33% owned by the Company.
(2) Year initially completed and, where applicable, most recent year in which the Property was substantially renovated or in which an additional phase of the Property was completed.
(3) Total 2001 Office Property revenue is the Company's share (based on its percentage ownership of the property) of total Office Property revenue, unless otherwise noted. However, amounts exclude $486,378 of straight-line rents reflected in the Company's Consolidated Financial Statements for the period ended December 31, 2001.
(4) Percent of Total 2001 Property Revenue represents the Office Property's proportionate share of all revenue from the Company's 108 Properties.
(5)       This property was sold during 2001.
(6) Represents revenues from the date of the Company's completion of development of this Property in 2001 through December 31, 2001.
(7) This property is located within an office complex and is included in the total as one office property.
(8) This property is currently in lease-up and is not included in the property totals.

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2001, for the Office Properties (including all lease expirations for partially-owned Properties).

                                            Net Rentable        Annualized       Percent of Total
        Year of          Number of            Area Of          Base Rent of      Annual Base Rent
         Lease         Tenants with        Expiring Leases       Expiring         Represented by
       Expiration      Expiring Leases     (Square Feet) (1)   Leases (1)(2)     Expiring Leases (1)
---------------------------------------------------------------------------------------------------

      2002                       106              428,963       $ 6,536,131                  11.5%
      2003                       106              453,224         7,015,903                  12.3%
      2004                       102              492,033         7,811,026                  13.7%
      2005                       128              629,370         9,765,540                  17.2%
      2006                        82              451,983         7,061,432                  12.4%
      2007                        36              264,531         4,355,522                   7.7%
      2008                        16              211,380         8,532,237                  15.0%
      2009                         7               76,915         1,062,121                   1.9%
      2010                         9               87,448         1,652,286                   2.9%
      2011                         7               60,174           778,021                   1.4%
      Thereafter                  14              109,629         2,298,109                   4.0%
                      ---------------     ----------------    --------------    -------------------
                                 613            3,265,650      $ 56,868,328                 100.0%
                      ===============     ================    ==============    ===================


(1) Excludes approximately 253,000 square feet of space not leased as of December 31, 2001.
(2) Annualized base rent is calculated using base rents as of December 31, 2001.

         The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the Office Properties:

                                                                                               Average Base
                                      Rentable Area                      Total                Rent Per Leased
       Year-end                     (Square Feet) (2)               Percent Leased            Square Foot (1)
       --------                     -----------------               --------------            ---------------
December 31, 2001                         3,518,000                      92.1%                       $18.02
December 31, 2000                         3,244,000                      94.6%                       $16.43
December 31, 1999                         3,138,000                      93.3%                       $15.29
December 31, 1998                         2,707,000                      92.2%                       $14.58
December 31, 1997                         1,859,000                      95.5%                       $12.18
-----------------

(1) Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.
(2) Rentable square feet includes 29,737 square feet that is partially owned by the Company at December 31, 2001.

Retail Properties

         The 42 Retail Properties owned by the Company at December 31, 2001, contain a total of approximately 14.9 million square feet (including space owned by anchor tenants). Fifteen of the Retail Properties are located in Alabama, ten are located in Florida, seven are located in Georgia, six are located in North Carolina, one is located in South Carolina, one is located in Tennessee, one is located in Texas, and one is located in Virginia. The Retail Properties consist of 17 enclosed regional malls, two power centers, and 23 neighborhood shopping centers. Twelve of the 42 Retail Properties were originally developed by the Company, and 30 were acquired between 1994 and 2000. All of the Retail Properties are managed by the Company.

         The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 2001.




                                                              Retail Properties

                                                                                                         Average
                                                                                                          Base
                                                                      Gross                               Rent
                                                                    Leasable                              Per       Total Percent of
                                                         Year          Area    Number           Total    Leased   PropertyTotal 2001
 Retail                                               Completed      (Square     Of   Percent Annualized Square  Revenue forProperty
 Property (1)                              Location       (2)        Feet) (3) Stores Leased(3)Base Rent  Foot(4)  2001(9)Revenue(5)
----------------------------------------------------------------------------------------------------------------------------------

 Alabama:

Colonial Mall Auburn/Opelika               Auburn       1973/84/89     399,713    61   90.1% $2,845,813  $18.43 $ 4,749,010    1.5%
Colonial Mall Bel Air                      Mobile       1966/90/97   1,071,450   122   90.8%  9,487,190   17.58  13,677,207    4.2%
                                                                       357,538
Colonial Mall Decatur                      Decatur      1979/89        494,967    57   86.1%  3,505,701   18.00   5,615,512    1.7%
                                                                        80,866
Colonial Mall Gadsden                      Gadsden      1974/91        532,387    69   99.2%  3,542,448   18.26   5,830,518    1.8%
Colonial Promenade Madison                 Madison         2000        110,712    13   91.9%  1,088,549   13.18     631,389    0.2%
Colonial Promenade Montgomery              Montgomery   1990/97        273,196    38   96.3%  2,778,183   14.27   3,094,802    1.0%
                                                                       145,830
Colonial Promenade Trussvile               Birmingham      2000        388,302    25  100.0%  3,466,126   14.85   4,234,496    1.3%
Colonial Promenade Tutwiler Farm           Birmingham      2000        516,977    22  100.0%  3,116,307   15.05   3,631,217    1.1%
Colonial Shoppes Bellwood                  Montgomery      1988         88,482    22   98.4%    793,251   12.61     936,457    0.3%
Colonial Shoppes Inverness                 Birmingham      1984         28,243     4   91.5%    407,023   13.80     532,853    0.2%
Colonial Shoppes McGehee                   Montgomery      1986         98,354    15   82.9%    699,599   12.39     862,893    0.3%
Old Springville Shopping Center            Birmingham      1982         63,702    13   44.8%    221,257    7.75     401,064    0.1%
Olde Town Shopping Center                  Montgomery   1978/90         38,814    15   81.2%    290,603    8.92     363,348    0.1%
P&S Building (11)                          Gadsden      1946/76/91      39,560     1  100.0%    182,874    4.50     178,020    0.1%
Colonial Brookwood Village                 Birmingham   1973/91/01     455,125    66     (8)  4,323,439     (8)   3,144,688    1.0%
                                                                       231,953
Parkway City Mall                          Huntsville      1975        285,545     2     (8)        --      (8)     305,521    0.1%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Alabama (15 Properties)                                 5,701,716   545   92.9% 36,931,237   16.01  48,188,995   14.9%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
Florida:

Colonial Promenade Bardmoor Village        St. Petersburg  1981        152,667    31   86.9%  1,297,585   15.70   1,687,140    0.5%
Colonial Promenade Bear Lake               Orlando         1990        131,552    23   79.0%    989,265   13.69   1,454,891    0.4%
Colonial Promenade Burnt Store             Punta Gorda     1990        198,802    22   91.9%  1,243,854   10.02   1,634,092    0.5%
Colonial Promenade Hunter's Creek          Orlando      1993/95        222,136    27   98.6%  2,044,810   16.59   2,579,356    0.8%
Colonial Promenade Lakewood                Jacksonville    1995        195,884    54   93.4%  1,954,132   12.59   2,352,746    0.7%
Colonial Promenade Northdale               Tampa           1988        175,917    26   98.6%  1,649,052   16.94   1,996,413    0.6%
                                                                        55,000
Colonial Promenade Tuskawilla  (10)        Orlando         1990                                                   1,229,781    0.4%
Colonial Promenade University Park         Orlando      1986/89        399,128    42   65.4%  2,702,991   13.66   2,847,431    0.9%
Colonial Promenade Wekiva                  Orlando         1990        208,568    33   96.9%  2,116,647   14.46   2,589,892    0.8%
Colonial Promenade Winter Haven            Orlando         1986        197,472    23   91.1%  1,284,255   10.51   1,701,339    0.5%
Colonial Shoppes Paddock Park (10)         Ocala           1988                                                     622,807    0.2%
Orlando Fashion Square                     Orlando   1973/89/93        710,671   122   83.4%  9,501,082   28.06   8,657,648    2.7%
                                                                       361,432
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Florida (10 Properties)                                 3,009,229   403   86.4% 24,783,673   19.43  29,353,536    9.1%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----

Georgia:

Britt David                                Columbus        1990        109,630    10   71.7%    589,228   13.48     548,903    0.2%
Colonial Mall Glynn Place                  Brunswick       1986        281,989    62   89.0%  2,841,622   18.53   4,558,681    1.4%
                                                                       225,558
Colonial Mall Lakeshore                    Gainesville  1984-97        518,290    61   91.7%  3,408,475   18.39   5,590,200    1.7%
Colonial Mall Macon                        Macon     1975/88/97        759,500   154   85.1% 10,736,016   25.51  17,707,010    5.5%
                                                                       682,160
Colonial Mall Valdosta                     Valdosta     1982-85        326,431    59   94.0%  3,359,807   17.72   6,026,813    1.9%
                                                                        73,723
Colonial Promenade Beechwood               Athens       1963/92        343,569    44   89.6%  2,649,233   10.82   2,956,913    0.9%
Village at Roswell Summit                  Atlanta         1988         25,510     8   95.1%    378,380   15.42     479,221    0.1%

                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Georgia (7 Properties)                                  3,346,360   398   88.4% 23,962,761   19.35  37,867,741   11.7%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
North Carolina:

Colonial Mall Burlington                   Burlington   1969/86/94     415,983    49   91.9%  2,741,050   20.80   5,027,372    1.6%
Colonial Mall Greenville                   Greenville   1965/89/99     417,500    61   91.9%  3,578,067   18.79   5,748,000    1.8%
                                                                        46,051
Colonial Mayberry Mall                     Mount Airy   1968/86        149,590    23   96.4%    819,468   12.57   1,296,853    0.4%
                                                                        57,843
Colonial Shoppes Quaker                    Greensboro   1968/88/97     102,426    29   93.6%  1,059,621   14.83   1,356,269    0.4%
Colonial Shoppes Stanly                    Locust       1987/96         47,070     7  100.0%    273,137    9.40     339,822    0.1%
Colonial Shoppes Yadkinville               Yadkinville  1971/97         90,917    15  100.0%    691,093    7.39     812,611    0.3%

                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-North Carolina (6 Properties)                           1,327,380   184   93.5%  9,162,436   16.77  14,580,927    4.5%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
South Carolina:

Colonial Mall Myrtle Beach                 Myrtle Beach       1986     494,128    70   92.2%  4,341,845   21.06   8,465,869    2.6%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-South Carolina (1 Property)                               494,128    70   92.2%  4,341,845   21.06   8,465,869    2.6%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
Tennessee:

Rivermont Shopping Center                  Chattanooga  1986/97         73,539     9   93.9%    351,903    7.66     472,258    0.1%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Tennessee (1 Property)                                     73,539     9   93.9%    351,903    7.66     472,258    0.1%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
Texas

Temple Mall                                Temple       1981/96        466,150    55   81.6%  3,244,310   20.70   5,948,458    1.8%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Texas (1 Property)                                        575,127    55   81.6%  3,244,310   20.70   5,948,458    1.8%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----

Virginia:

Colonial Mall Staunton                     Staunton     1969/86/97     423,038    44   75.2%  1,807,198   11.65   3,233,286    1.0%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Virginia (1 Property)                                     423,038    44   75.2%  1,807,198   11.65   3,233,286    1.0%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
   Total (42 Properties)                                           14,950,517  1,708  89.6%$104,585,363  $18.03$148,111,070   45.7%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----


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

(5)       Percent  of  Total  2001  Property   Revenue   represents  the  Retail
          Property's proportionate share of all revenue from the 108 Properties.

(6)       Represents space owned by anchor tenants.

(7) Represents revenues from the date of the Company's acquisition or completion of development of the Property in 2001 through December 31, 2001.

(8) This property is currently under redevelopment or lease-up and is not included in the property total.

(9)       Amounts  exclude  $965,475 of  straight-line  rents  reflected  in the
          Company's   consolidated  financial  statements  for  the  year  ended
          December 31, 2001.

(10)      This property was sold during 2001.

(11) This property is located adjacent to CM Gadsden and is included in the total as one retail property.


         The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:

                                 Gross                            Average
                             Leasable Area       Percent       Base Rent Per
   Year-End                (Square Feet) (1)      Leased   Leased Square Foot(2)
   --------                -----------------      ------  ----------------------
December 31, 2001             14,951,000           89.6%          $18.03
December 31, 2000             15,184,000           90.2%          $17.38
December 31, 1999             13,947,000           89.9%          $16.66
December 31, 1998             11,105,000           91.9%          $14.48
December 31, 1997              8,880,000           93.3%          $14.38

(1) Includes 1,106,928 square feet partially owned by the Company at December 31, 2001.

(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2001, for the Retail Properties:

                                       Net Rentable        Annualized        Percent of Total
       Year of        Number of           Area Of         Base Rent of       Annual Base Rent
        Lease        Tenants with      Expiring Leases      Expiring          Represented by
       Expiration    Expiring Leases   (Square Feet) (1)  Leases (1)(2)      Expiring Leases (1)
-----------------------------------------------------------------------------------------------

      2002                    329          1,037,034      $ 12,256,316                   11.7%
      2003                    214            979,860         8,792,112                    8.4%
      2004                    226          1,318,175        10,322,617                    9.9%
      2005                    213            823,278        10,502,914                   10.0%
      2006                    185          1,616,058        12,615,076                   12.1%
      2007                    124          1,210,775         8,491,921                    8.1%
      2008                     66            480,569         4,577,328                    4.4%
      2009                     68            578,766         5,418,719                    5.2%
      2010                     91            940,740         8,198,707                    7.8%
      2011                    101            802,500         9,533,540                    9.1%
      Thereafter               91          3,496,116        13,876,113                   13.3%
                    --------------    ---------------    --------------     -------------------
                            1,708         13,283,871     $ 104,585,363                  100.0%
                    ==============    ===============    ==============     ===================


(1) Excludes 1,667,000 square feet of space not leased as of December 31, 2001.
(2) Annualized base rent is calculated using base rents as of December 31, 2001.

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

Property Markets

         The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 2001.

                     Geographic Concentration of Properties

                                                                                   Percent

                     Units                                        Total           Of Total
                    (Multifamily)   NRA            GLA         2001 Property    2001 Property
     State            (1)        (Office)(3)    (Retail) (2)     Revenue           Revenue
----------------   ----------   ------------   ------------   --------------   ---------------

 Alabama               7,888      2,141,133      5,701,716    $ 133,051,233             41.1%
 Florida               5,402        517,760      3,009,229       79,290,707             24.5%
 Georgia               1,382        859,383      3,346,360       65,960,013             20.4%
 Mississippi             498            -0-            -0-        4,118,186              1.3%
 North Carolina          -0-            -0-      1,327,380       14,580,927              4.5%
 South Carolina          764            -0-        494,128       14,418,050              4.4%
 Tennessee               -0-            -0-         73,539          472,258              0.1%
 Texas                   322            -0-        575,127        8,940,691              2.7%
 Virginia                -0-            -0-        423,038        3,233,286              1.0%
                   ----------   ------------   ------------   --------------   ---------------
     Total            16,256      3,518,276     14,950,517    $ 324,065,351            100.0%
                   ==========   ============   ============   ==============   ===============


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

Mortgage Financing

         Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of the Company are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 2001, of approximately $1.19 billion carrying a weighted average interest rate of 5.93% and a weighted average maturity of 5.2 years. The mortgage indebtedness on the Properties as of December 31, 2001, is set forth in the table below:


                         Mortgage Debt and Notes Payable

                                                                     Anticipated
                                                                     Annual Debt
                                                      Principal        Service                      Estimated
                                        Interest    Balance (as of     (1/1/02-      Maturity      Balance Due
 Property (1)                            Rate         12/31/01)       12/31/02)        Date        on Maturity
-------------------------------------   -------    ---------------  --------------  -----------   -------------
 Multifamily Properties:

     CG at Carrollwood                  7.490%         10,200,000       $ 763,980     08/27/09    $ 10,200,000
     CG at Natchez Trace                7.950%          6,730,915         609,195     09/01/35          47,813
     CG at Natchez Trace                8.000%          4,013,960         371,388     02/01/37          29,071
     CV at Ashley Plantation            7.980%         15,090,000       1,204,182     07/01/10      15,090,000
     CV at Ashley Plantation            6.590%          9,557,948         753,727     07/01/10 (5)   8,537,948
     CG at Edgewater                    6.810%         21,788,244       1,722,844     12/01/10      22,000,000
     CG at Madison                      2.983%         17,756,649         846,764     07/01/11 (2)   9,350,307
     CG at Promenade                    6.810%         22,729,100       1,797,239     12/01/10      22,950,000
     CG at Galleria Woods               6.910%          9,493,437         771,346     07/01/09       8,459,760
     CV at Inverness                    2.160%          9,900,000         278,439     07/01/26 (2)   9,900,000
     CG at Hunters Creek                7.980%         18,999,000       1,516,120     07/01/10      18,999,000
     CG at Hunters Creek                6.590%         11,417,491         895,013     07/01/10 (5)  10,307,491
     CG at Galleria                     2.160%         22,400,000         630,000     06/15/26 (2)  22,400,000
     CG at Research Park                2.160%         12,775,000         359,298     06/15/26 (2)  12,775,000
     CG at Riverchase                   2.983%         20,921,042       1,000,008     06/29/10 (2)  11,038,141
     CV at Vernon Marsh                 2.160%          3,400,000         112,537     07/01/26 (2)   3,400,000
     CV at Lake Mary                    7.980%         14,151,173       1,129,264     07/01/10       4,500,000
     CV at Lake Mary                    6.590%          8,786,494         694,832     07/01/10 (5)   7,826,494

 Office Properties:

     Interstate Park                    8.500%          3,235,361         643,440     08/01/03       2,648,144
     Colonial Center at Mansell Overlook8.250%         16,882,114       1,595,700     01/10/08      13,692,324
     Perimeter Corporate Park           8.680%          4,991,218         596,130     12/01/03       4,858,772

 Retail Properties:

     Colonial Promenade Montgomery      7.490%         12,250,000         917,520     08/27/09      12,250,000
     Rivermont Shopping Center          10.125%         1,341,578         272,670     09/01/08          52,091
     Colonial Promenade Unversity Park  7.490%         21,500,000       1,610,352     08/27/09      21,500,000
     Village at Roswell Summit          8.930%          1,544,012         170,219     09/01/05       1,401,860

 Other debt:

     Land Loan                          8.000%            543,232          43,459     09/30/02         512,385
     Line of Credit                     3.080% (3)    261,365,000       9,152,171     04/14/03 (4) 261,365,000
     Unsecured Senior Notes             8.050%         65,000,000       5,201,865     07/15/06      65,000,000
     Unsecured Senior Notes             7.000%        175,000,000      12,136,926     07/15/07     175,000,000
     Medium Term Notes                  7.050%         50,000,000       3,525,000     12/15/03      50,000,000
     Medium Term Notes                  7.160%         50,000,000       3,580,000     01/17/03      50,000,000
     Medium Term Notes                  3.817%         75,000,000       2,862,750     07/26/04 (6)  75,000,000
     Medium Term Notes                  6.960%         25,000,000       1,740,000     08/01/05      25,000,000
     Medium Term Notes                  6.980%         25,000,000       1,745,000     09/26/05      25,000,000
     Medium Term Notes                  8.190%         25,000,000       2,047,500     08/01/04      25,000,000
     Medium Term Notes                  7.930%         57,500,000       4,559,750     08/01/02      57,500,000
     Medium Term Notes                  8.820%         25,000,000       2,205,000     02/01/05      25,000,000
     Medium Term Notes                  8.800%         20,000,000       1,760,000     02/01/10      20,000,000
     Medium Term Notes                  8.800%          5,000,000         440,000     03/01/10       5,000,000
     Medium Term Notes                  8.050%         10,000,000         805,000     12/01/10      10,000,000
     Medium Term Notes                  8.080%         10,000,000         808,000     12/01/10      10,000,000
     Medium Term Notes                  7.460%         10,000,000         746,000     12/01/06      10,000,000
     Fair value derivative instrument                   1,292,678                                    1,292,678
     Unamortized Discount on Senior Notes                (765,125)                                    (765,125)
                                                   ---------------  --------------                -------------
 TOTAL                                             $ 1,191,790,520   $ 74,620,627                 $ 1,144,119,154
                                                   ===============  ==============                =============

 ----------------

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

(3) This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread of 115 basis points. The facility also includes a competitive bid feature that allows the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2001, the Company had $135.0 million outstanding under the competitive bid feature.

(4) This credit facility has a term of three years beginning in March 2000 and provides for a two-year amortization in the event of non-renewal. Effective December 2001, the Company entered interest rate swap agreements of $150.0 million on its line of credit, which fixes the rate on the floating line for one year at a blended rate of 2.24% plus a spread of 115 basis points.

(5) Represents floating rate debt that has been swapped to a fixed rate of 6.59%.

(6) $50.0 million of this medium term fixed rate debt has been swapped to a floating index rate of 3-mo LIBOR.

         In addition to the foregoing mortgage debt, the ten Multifamily Properties, one Office Property and three Retail Properties in which the Company owns partial interests (and which therefore are not consolidated in the financial statements of the Company) also are subject to existing mortgage indebtedness. The Company's pro-rata share of such indebtedness as of December 31, 2001, was $67,347,553, which carried a weighted average interest rate of 6.29%. The maturity dates of these loans range from January 15, 2006 and February 1, 2015, and as of December 31, 2001, the loans had a weighted average maturity of 4.4 years. In November 2000, the Company engaged in an interest rate swap agreement on $5.0 million of the variable rate debt, and fixed the rate on the debt to 7.99% for a term of 15 months.

Item 3.           Legal Proceedings.

         Neither the Company nor the Properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Properties, other than routine litigation arising in the ordinary course of business, which is expected to primarily be covered by liability insurance.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the Company's shareholders during the fourth quarter of 2001.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder
                  Matters.

         The following sets forth the high and low sale prices for the Common Shares for each quarter in the two-year period ended December 31, 2001, as reported by the New York Stock Exchange Composite Tape, and the dividends paid by the Company with respect to each such period.

        Calendar Period                          High      Low     Distribution

    2001:
First Quarter.............................  $   28.000 $   25.200     $ .63
Second Quarter............................  $   30.990 $   26.510     $ .63
Third Quarter............................   $   31.400 $   27.300     $ .63
Fourth Quarter...........................   $   31.850 $   28.950     $ .63

   2000:
First Quarter.............................  $   25.500 $   22.563     $ .60
Second Quarter............................  $   28.125 $   23.750     $ .60
Third Quarter............................   $   28.813 $   25.688     $ .60
Fourth Quarter...........................   $   26.750 $   24.000     $ .60



         On March 11, 2002, the last reported sale price of the Common Shares on the NYSE was $34.10. On March 11, 2002, the Company had approximately 1,080 shareholders of record.

Item 6.           Selected Financial Data.

         The information required by this item is hereby incorporated by reference to the material appearing in the 2001 annual report to shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Information."

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts and rate caps at December 31, 2001.

                                                                                                                          Estimated
                                                                                                                             Fair
(amounts in thousands)           2002         2003        2004        2005        2006       Thereafter       Total         Value
------------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                $ 57,500    243,227       50,000      76,544      75,000        424,166        926,437       939,184
------------------------------
Average interest rate
     at December 31, 2001          7.9%       4.8%         7.6%        7.6%        8.0%           7.4%           6.8%             -

Variable Debt                    $ 543    126,365       50,000           -           -         87,153        264,061        264,061
------------------------------
Average interest rate
     at December 31, 2001         8.0%       3.2%         5.0%           -           -           2.5%           3.4%             -

Interest Rate SWAPs
------------------------------

     Variable to fixed            $ -    150,000            -           -      29,762              -        179,762         (1,603)
     Average pay rate               -       2.2%            -           -        6.6%              -           3.0%              -

     Fixed to variable            $ -          -       50,000           -           -              -         50,000          1,293
     Average pay rate               -          -         5.2%           -           -              -           5.2%              -


Interest Rate Caps                $ -     30,379       38,988           -           -              -         69,367            185
    Interest Rate                   -      11.2%         6.9%           -           -              -           8.8%              -

         The table incorporates only those exposures that exist as of December 31, 2001; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10.          Trustees and Executive Officers of the Registrant.

         The information required by this item with respect to trustees and compliance with the Section 16(a) reporting requirements is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2002 (the "Proxy Statement") under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

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

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

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

14(a)(3) Exhibits

                 * 3.1  Declaration of Trust of Company.
                 * 3.2  Bylaws of the Company.
            (phi)  4.1  Articles Supplementary of 83/4% Series A Cumulative
                        Redeemable Preferred Shares of Beneficial Interest of
                        the Company.
       (phi)(phi)  4.2  Articles Supplementary of Series 1998 Junior
                        Participating Preferred Shares of Beneficial Interest of
                        the Company.
       (phi)(phi)  4.3  Articles Supplementary of 8.875% Series B Cumulative
                        Redeemable Perpetual Preferred Shares of the Company.
       (phi)(phi) 10.1  Third Amended and Restated  Agreement of Limited
                        Partnership of the Operating
              + 10.2.1  Registration  Rights and Lock-Up Agreement dated
                        September 29, 1993, among the Company and persons named
                        therein.
          (psi) 10.2.2  Registration Rights and Lock-Up Agreement dated March
                        25, 1997,  among the Company and persons named therein.
          (psi) 10.2.3  Registration  Rights and Lock-Up Agreement dated
                        November  4,  1994, among  the Company and persons named
                        therein.
         (psi)  10.2.4  Registration  Rights and Lock-Up  Agreement  dated
                        August 20, 1997, among the Company and persons named
                        therein.
          (psi) 10.2.5  Registration  Rights and Lock-Up  Agreement dated
                        November 1, 1997, among the Company and persons named
                        therein.
          (psi) 10.2.6  Registration Rights and Lock-Up  Agreement dated July 1,
                        1997,  among the Company and the persons named therein.
          (psi) 10.2.7  Registration  Rights and  Lock-Up  Agreement  dated
                        July 1, 1996, among the Company and the persons named
                        therein.
     (psi)(psi) 10.2.8  Registration Rights and Lock-Up Agreement dated
                        February 23, 1999, among the Company Belcrest Realty
                        Corporation, and Belair Real Estate Company.
     (psi)(psi) 10.2.9  Registration Rights and Lock-Up Agreement dated July 1,
                        1998, among the Company and the persons named therein.
     (psi)(psi) 10.2.10 Registration Rights and Lock-Up Agreement dated July
                        31, 1997, among the Company and the persons named
                        therein.
     (psi)(psi) 10.2.11 Registration Rights and Lock-Up Agreement dated
                        November 18, 1998, among the Company and the persons
                        named therein.
     (psi)(psi) 10.2.12 Registration Rights and Lock-Up Agreement dated
                        December 29, 1994, among the Company and the persons
                        named therein.
             # 10.2.13  Registration  Rights and  Lock-Up  Agreement  dated
                        April 30,  1999,  among the Company and the persons
                        named therein.
          (PI) 10.3.1++ Second  Amended  and Restated Employee Share Option and
                        Restricted Share Plan.
           +/- 10.3.2++ Non-employee Trustee Share Option Plan.
         +/-+/-10.3.3++ Non-employee Trustee Share Plan.
       (OMEGA) 10.3.4++ Employee Share Purchase Plan.
             + 10.4++   Non-employee Trustee Option Agreement.
             + 10.5++   Employment Agreement between the Company and Thomas H.
                        Lowder.
             + 10.6++   Officers and Trustees Indemnification Agreement.
             + 10.7     Partnership Agreement of the Management Partnership.
            ** 10.8     Articles of Incorporation of the Management Corporation,
                        as amended.
             + 10.9     Bylaws of the Management Corporation.
            ++ 10.10    Credit  Agreement  between the Colonial  Realty Limited
                        Partnership and SouthTrust Bank, National Association,
                        AmSouth Bank N.A., Wells Fargo Bank, National
                        Association, Wachovia Bank N.A., First National Bank of
                        Commerce, N.A., and PNC Bank, Ohio, National Association
                        dated July 10, 1997 and related promissory notes.
     (psi)(psi)10.11.1  Amendment to Credit Agreement dated July 10, 1998.
     (psi)(psi)10.11.2  Second Amendment to Credit Agreement dated August 21,
                        1998.
             + 10.12 ++ Annual Incentive Plan.
          ++++ 10.13    Indenture  dated as of July 22, 1996, by and between
                        Colonial Realty Limited Partnership and Bankers Trust
                        Company, as amended
     (psi)(psi)10.13.1  First Supplemental  Indenture dated as of December 31,
                        1998, by and between Colonial Realty Limited
                        Partnership and Bankers Trust Company.
     (psi)(psi)10.14    Rights  Agreement  dated as of November 2, 1998 between
                        Colonial  Properties  Trust and BankBoston, N.A.
     (phi)(phi)10.15    Executive Unit Purchase Program - Program Summary
     (phi)(phi)10.16    Form of Promissory Note
     (phi)(phi)10.17    Form of  Reimbursement  Agreement dated January 25, 2000
                        between Colonial Realty Limited Partnership and
                        Employee Unit Purchase Plan participants
               12.1     Ratio of Earnings to Fixed Charges
               13.1     Portions of the Annual Report to Shareholders
                        incorporated by reference in Part II of this Form 10-K
               21.1     List of Subsidiaries
               23.1     Consent of PricewaterhouseCoopers LLP

--------------------

*          Incorporated by reference to the Company's Form 8-K dated
           November 5, 1997.
** Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1994.
(psi) Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1997.
+ Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-65954.
++ Management contract or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.
++ Incorporated by reference to the same titled and number exhibit in the Company's Quarterly Report on Form 10-Q dated June 30, 1997.
++++ Incorporated by reference to (i) Exhibit D to the Form 8-K dated July 19, 1996, filed by Colonial Realty Limited Partnership, and
           (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.
(PI) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-60333.
+/- Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27203.
+/-+/- Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27205.
(OMEGA) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27201.
(phi) Incorporated by reference to the Company's Registration Statement Amendment No. 1 on Form S-3 dated November 20, 1997.
(psi)(psi) Incorporated  by  reference  to the same  titled and numbered exhibit in the  Company's Annual Report on Form 10-K dated December 31, 1998.
(phi)(phi) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 1999.
# Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 2000.

14(b)             Reports on Form 8-K

                  Reports on Form 8-K filed during the last quarter of 2001:
                  None.

14(c)                      Exhibits

                  The list of Exhibits filed with this report is set forth in response to Item 14(a)(3).

14(d)             Financial Statements

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

                                         Colonial Properties Trust

                                 By: /s/ Thomas H. Lowder
                                         -----------------------
                                         Thomas H. Lowder
                                         Chairman of the Board,
                                         President, and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated on March 28, 2002.

                     Signature

         /s/Thomas H. Lowder                         Chairman of the Board,
                                                     President,
---------------------------------------------------  and Chief Executive Officer
           Thomas H. Lowder

         /s/Howard B. Nelson, Jr.                    Chief Financial Officer
---------------------------------------------------
           Howard B. Nelson, Jr.

         /s/Kenneth E. Howell                        Senior Vice President-Chief
---------------------------------------------------  Accounting Officer
           Kenneth E. Howell

         /s/Carl F. Bailey                           Trustee
---------------------------------------------------
           Carl F. Bailey

         /s/M. Miller Gorrie                         Trustee
---------------------------------------------------
           M. Miller Gorrie

         /s/William M. Johnson                       Trustee
---------------------------------------------------
           William M. Johnson

         /s/James K. Lowder                          Trustee
---------------------------------------------------
           James K. Lowder

         /s/Herbert A. Meisler                       Trustee
---------------------------------------------------
           Herbert A. Meisler

         /s/Clause B. Nielsen                        Trustee
---------------------------------------------------
           Claude B. Nielsen

         /s/Harold W. Ripps                          Trustee
---------------------------------------------------
           Harold W. Ripps

         /s/Donald T. Senterfitt                     Trustee
---------------------------------------------------
           Donald T. Senterfitt

                                  SCHEDULE III
                           COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001

                                                                  Initial Cost to                Cost      Gross Amount at Which
                                                                      Company                Capitalized  Carried at Close of Period
                                                        -----------------------------------                 ----------------
                                                                            Buildings and    Subsequent to
        Description                    Encumbrances           Land           Improvements    Acquisition          Land
--------------------------------     ----------------   ----------------   ---------------- -------------   ----------------

Multifamily:
CG at Carrollwood                          10,200,000        1,464,000       10,657,840        1,952,166        1,464,000
CG at Citrus Park                                 -0-        1,323,593              -0-       11,307,239        1,328,323
CG at Cypress Crossing                            -0-        8,781,859              -0-       12,718,923        2,125,136
CG at Edgewater                            21,788,244        1,540,000       12,671,606       13,523,499        2,602,325
CG at Galleria                             22,400,000        4,600,000       39,078,925        4,544,363        4,600,000
CG at Galleria II                                 -0-          758,439        7,902,382           78,002          758,439
CG at Galleria Woods                              -0-        1,220,000       12,480,949          557,006        1,220,000
CG at Heather Glen                                -0-        3,800,000              -0-       30,851,561        4,134,235
CG at Heathrow                                    -0-        2,560,661       17,612,990          647,610        2,560,661
CG at Hunter's Creek                       30,416,491       33,264,022              -0-          683,394        5,308,112
CG at Lakewood Ranch                              -0-        2,320,442              -0-       19,883,349        2,148,814
CG at Liberty Park                                -0-        2,296,019              -0-       24,965,175        2,296,019
CG at Madison                              17,756,649        1,689,400              -0-       21,626,713        1,831,550
CG at Natchez Trace                        10,744,875        1,312,000       16,568,050          211,403        1,197,591
CG at Palma Sola                                  -0-        1,479,352              -0-       13,235,401        1,479,352
CG at Promenade                            22,729,100        1,479,352              -0-       26,531,576        1,668,104
CG at Research Park                        12,775,000        3,680,000       29,322,067        2,636,383        3,680,000
CG at Reservoir                                   -0-        1,020,000              -0-       13,185,751        1,122,893
CG at Riverchase                           20,921,042        2,340,000       25,248,548        2,040,730        2,340,000
CG at Wesleyan                                    -0-          720,000       12,760,587        6,846,367        1,404,780
CV at Ashford Place                               -0-          537,600        5,839,838          357,581          537,600
CV at Ashley Plantation                    24,647,948        1,160,000       11,284,785       14,701,578        2,215,490
CV at Caledon Wood                                -0-        2,100,000       19,482,210          552,616        2,108,949
CV at Cordova                                     -0-          134,000        3,986,304          608,346          134,000
CV at Gainesville                                 -0-        3,360,000       24,173,649        4,271,532        3,361,850
CV at Haverhill                                   -0-        1,771,000       17,869,452        2,583,538        1,771,000
CV at Hillcrest                                   -0-          332,800        4,310,671          353,223          332,800
CV at Huntleigh Woods                             -0-          745,600        4,908,990        1,107,189          745,600
CV at Inverness                             9,900,000        1,713,668       10,352,151          768,323        1,077,849
CV at Inverness II/III/IV                         -0-          635,819        5,927,265        8,687,589        1,859,142
CV at Lake Mary                                   -0-        2,145,480              -0-       19,896,535        3,634,094
CV at McGehee Place                               -0-          795,627              -0-       17,565,287          842,321
CV at Monte D'Oro                                 -0-        1,000,000        6,994,227        1,876,124        1,000,000
CV at Oakleigh                                    -0-          880,000        9,685,518          283,431          884,365
CV at Timothy Woods                               -0-        1,020,000       11,910,546          239,379        1,024,347
CV at Trussville                                  -0-        1,504,000       18,800,253        1,072,831        1,510,409
CV at Vernon Marsh                          3,400,000          960,984        3,511,596        3,627,851          960,984
CV at Walton Way                                  -0-        1,024,000        7,877,766        3,646,178        1,024,000
Ski Lodge - Tuscaloosa                            -0-        1,064,000        6,636,685        1,445,993        1,064,000

Retail:
Britt David Shopping Center                       -0-        1,755,000        4,951,852          495,111        1,755,000
Colonial Brookwood Mall                           -0-        8,136,700       24,435,002       52,248,108        8,171,373
Colonial Mall Auburn-Opelika                      -0-          103,480              -0-       17,974,238          723,715
Colonial Mall Bel Air                             -0-        7,517,000       80,151,190        6,451,133        7,517,000
Colonial Mall Burlington                          -0-        4,120,000       25,632,587        2,141,653        4,137,557
Colonial Mall Decatur                             -0-        3,262,800       23,636,229        3,617,797        3,262,800
Colonial Mall Gadsden                             -0-          639,577              -0-       22,292,513          639,577
Colonial Mall Glynn Place                         -0-        3,588,178       22,514,121        2,387,350        3,603,469
Colonial Mall Greenville                          -0-        4,433,000       24,812,243        6,080,035        4,433,000
Colonial Mall Lakeshore                           -0-        4,646,300       30,973,239        3,023,420        4,666,100
Colonial Mall Mrytle Beach                        -0-        9,099,972       33,663,654        5,019,463        9,163,149
Colonial Mall Staunton                            -0-        2,895,000       15,083,542        4,039,704        2,907,337
Colonial Mall Temple                              -0-        2,981,736       23,503,930        1,385,064        2,981,736
Colonial Mall Valdosta                            -0-        5,377,000       30,239,796        2,707,909        4,478,413
Colonial Malll Macon                              -0-        1,684,875              -0-       95,400,612        5,508,562
Colonial Mayberry Mall                            -0-          862,500        3,778,590          638,227          866,175
Colonial Promenade Bardmoor                       -0-        1,989,019        9,047,663          645,534        1,989,019
Colonial Promenade Beechwood                      -0-        2,565,550       19,647,875        3,321,398        2,576,483
Colonial Promenade Burnt Store                    -0-        3,750,000        8,198,677          207,443        3,750,000
Colonial Promenade Hunter's Creek                 -0-        4,181,760       13,023,401          317,065        4,181,760
Colonial Promenade Lakewood                       -0-        2,984,522       11,482,512        2,760,264        2,997,240
Colonial Promenade Montgomery              12,250,000        3,788,913       11,346,754        1,489,088        4,332,432
Colonial Promenade Montgomery North               -0-        2,400,000        5,664,858          588,167        2,401,182
Colonial Promenade Northdale                      -0-        3,059,760        8,054,090        6,562,220        3,059,760
Colonial Promenade Trussville                     -0-        4,201,186              -0-       28,123,770        4,213,537
Colonial Promenade Tutwiler Farm                  -0-       10,287,026              -0-       17,432,206       10,288,138
Colonial Promenade University Park         21,500,000        6,946,785       20,104,517        1,119,455        6,946,785
Colonial Promenade Wekiva                         -0-        2,817,788       15,302,375          434,101        2,817,788
Colonial Promenade Winter Haven                   -0-        1,768,586        3,928,903        4,907,833        4,045,045
Colonial Shoppes at Inverness                     -0-        1,680,000        1,387,055           93,216        1,687,159
Colonial Shoppes Bear Lake                        -0-        2,134,440        6,551,683          353,610        2,134,440
Colonial Shoppes Bellwood                         -0-          330,000              -0-        5,220,419          330,000
Colonial Shoppes McGehee                          -0-          197,152              -0-        5,934,311          197,152
Colonial Shoppes Quaker Village                   -0-          931,000        7,901,874          690,184          934,967
Colonial Shoppes Stanley                          -0-          450,000        1,657,870          132,379          451,918
Colonial Shoppes Yadkinville                      -0-        1,080,000        1,224,136        3,367,898        1,084,602
Old Springville Shopping Center                   -0-          272,594              -0-        3,399,921          277,975
Olde Town Shopping Center                         -0-          343,325              -0-        2,842,835          343,325
P&S Building                                      -0-          104,089          558,646          254,962          104,089
Rivermont Shopping Center                   1,341,578          515,250        2,332,486          349,675          517,446
Village at Roswell Summit                   1,544,012          450,000        2,563,642          225,619          451,918

Office:
250 Commerce Street                               -0-           25,000          200,200        2,462,004           25,000
AmSouth Center                                    -0-          764,961              -0-       19,693,622          764,961
Colonial Center @ Mansell Overlook         16,882,114        4,540,000       44,012,971       73,473,683        9,673,627
Colonial Center at Research Park                  -0-        1,003,865              -0-       12,234,198        1,003,865
Colonial Center Town Park 100                     -0-        1,391,500              -0-       15,860,495        1,515,878
Colonial Plaza                                    -0-        1,001,375       12,381,023        5,792,899        1,005,642
Concourse Center                                  -0-        4,875,000       25,702,552        1,169,951        4,875,000
Emmett R. Johnson Bldg                            -0-        1,794,672       14,801,258          889,045        1,794,672
Independence Plaza                                -0-        1,505,000        6,018,476        3,105,196        1,505,000
International Park                                -0-        1,279,355        5,668,186       19,014,125        3,087,151
Interstate Park                             3,235,361        1,125,990        7,113,558       11,432,666        1,125,988
Lakeside Office Park                              -0-          423,451        8,313,291        1,473,863          425,255
Perimeter Corporate Park                    4,991,218        1,422,169       18,377,648        2,669,097        1,422,169
Progress Center                                   -0-          521,037       14,710,851        2,240,869          523,258
Riverchase Center                                 -0-        1,916,727       22,091,651        2,593,304        1,924,895
Shoppes at Mansell                                -0-          600,000        3,089,565           37,434          600,000
University Park                                   -0-          396,960        2,971,049        2,200,468          396,959

Active Development Projects:

CG at North Heathrow  Phase II                    -0-        3,363,141                               -0-          616,882
CG at Town Park (Lake Mary)                       -0-        3,555,408                               -0-       31,875,757
CG at Wesleyan III                                -0-          230,643                               -0-            8,288
Colonial Center Mansell Overlook                  -0-        2,664,265                               -0-        8,148,581
Colonial Center Town Park                         -0-        1,391,500                               -0-       14,726,427
CP Hoover                                         -0-        5,605,476                               -0-        2,727,268
CV at Town Park (Sarasota)                        -0-        1,566,765                               -0-       19,166,726
Other Miscellaneous Projects                      -0-              -0-                               -0-        5,438,326

Unimproved Land and Corporate Assets:

Colonial Mall Valdosta                            -0-          975,506                               -0-          233,227
Colonial Town Park Infrastructure                 -0-       25,933,612                               -0-        1,116,671
Corporate Assets                                  -0-              -0-                               -0-        5,172,022
CV at Town Park Infrastructure                    -0-        1,184,919                               -0-        3,406,186
Lakewood Ranch                                    -0-           47,990                               -0-          522,734
McGehee Place Land                                -0-          114,166                               -0-              -0-
Other Land                                        -0-        1,143,896                               -0-              -0-
Twin Lakes                                        -0-       10,117,524                               -0-          928,904
                                        -------------   --------------   --------------   --------------   --------------
                                        $ 269,423,632   $  303,347,453   $1,036,663,122   $  878,778,557   $  229,957,575
                                        =============   ==============   ==============   ==============   ==============

                                  SCHEDULE III
                           COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001


                                    Gross Amount at Which                                         Date
                                 Carried at Close of Period                                     Acquired/
                                 ---------------------------
                                 Buildings and                   Accumulated         Date       Placed in   Depreciable
        Description              Improvements       Total       Depreciation      Completed      Service    Lives-Years
------------------------------    -----------   ------------     ----------       -----------   ---------- -------------

Multifamily:
CG at Carrollwood                  12,610,006   $ 14,074,006      3,603,589            1966         1994   7-40 Years
CG at Citrus Park                  11,302,509   $ 12,630,832      1,548,968            1999         1997   7-40 Years
CG at Cypress Crossing             19,375,646   $ 21,500,782      2,543,214            1999         1998   7-40 Years
CG at Edgewater                    25,132,779   $ 27,735,105      5,503,865            1990         1994   7-40 Years
CG at Galleria                     43,623,288   $ 48,223,288      8,582,458            1986         1994   7-40 Years
CG at Galleria II                   7,980,384   $  8,738,823      1,538,770            1996         1996   7-40 Years
CG at Galleria Woods               13,037,955   $ 14,257,955      2,738,598            1994         1996   7-40 Years
CG at Heather Glen                 30,517,326   $ 34,651,561      2,537,897            2000         1998   7-40 Years
CG at Heathrow                     18,260,599   $ 20,821,261      3,686,347            1997      1994/97   7-40 Years
CG at Hunter's Creek               28,639,304   $ 33,947,416      5,511,556            1996         1996   7-40 Years
CG at Lakewood Ranch               20,054,976   $ 22,203,791      2,334,460            1999         1997   7-40 Years
CG at Liberty Park                 24,965,175   $ 27,261,194      1,742,291            2000         1998   7-40 Years
CG at Madison                      21,484,563   $ 23,316,113      1,818,511            2000         1998   7-40 Years
CG at Natchez Trace                16,893,862   $ 18,091,453      2,703,102         1995/97         1997   7-40 Years
CG at Palma Sola                   13,235,402   $ 14,714,753      5,783,591            1992         1992   7-40 Years
CG at Promenade                    26,342,824   $ 28,010,928      2,105,077            1992         1992   7-40 Years
CG at Research Park                31,958,450   $ 35,638,450      7,285,238         1987/94         1994   7-40 Years
CG at Reservoir                    13,082,858   $ 14,205,751        964,225            2000         1998   7-40 Years
CG at Riverchase                   27,289,278   $ 29,629,278      5,782,441         1984/91         1994   7-40 Years
CG at Wesleyan                     18,922,174   $ 20,326,954      3,042,748            1997      1996/97   7-40 Years
CV at Ashford Place                 6,197,419   $  6,735,019        964,099            1983         1996   7-40 Years
CV at Ashley Plantation            24,930,873   $ 27,146,363      3,003,804            1997         1998   7-40 Years
CV at Caledon Wood                 20,025,877   $ 22,134,826      3,033,866         1995/96         1997   7-40 Years
CV at Cordova                       4,594,649   $  4,728,650      2,883,597            1983         1983   7-40 Years
CV at Gainesville                  28,443,331   $ 31,805,181      7,666,489      1989/93/94         1994   7-40 Years
CV at Haverhill                    20,452,990   $ 22,223,990      2,403,758            1998         1998   7-40 Years
CV at Hillcrest                     4,663,894   $  4,996,694        788,660            1981         1996   7-40 Years
CV at Huntleigh Woods               6,016,179   $  6,761,779      1,435,120            1978         1994   7-40 Years
CV at Inverness                    11,756,293   $ 12,834,142      2,741,204      1986/87/90   1986/87/90   7-40 Years
CV at Inverness II/III/IV          13,391,532   $ 15,250,673      4,588,616            1997         1997   7-40 Years
CV at Lake Mary                    18,407,921   $ 22,042,015      6,191,963         1991/95      1991/95   7-40 Years
CV at McGehee Place                17,518,594   $ 18,360,914      6,213,111         1986/95      1986/95   7-40 Years
CV at Monte D'Oro                   8,870,351   $  9,870,351      2,088,345            1977         1994   7-40 Years
CV at Oakleigh                      9,964,584   $ 10,848,949      1,663,389            1997         1997   7-40 Years
CV at Timothy Woods                12,145,578   $ 13,169,925      1,949,411            1996         1997   7-40 Years
CV at Trussville                   19,866,675   $ 21,377,084      3,401,011         1996/97         1997   7-40 Years
CV at Vernon Marsh                  7,139,447   $  8,100,431      2,315,240         1986/87      1986/93   7-40 Years
CV at Walton Way                   11,523,944   $ 12,547,944        884,530         1970/88         1998   7-40 Years
Ski Lodge - Tuscaloosa              8,082,678   $  9,146,678      1,976,564         1976/92         1994   7-40 Years

Retail:
Britt David Shopping Center         5,446,963   $  7,201,963        910,590            1990         1994   7-40 Years
Colonial Brookwood Mall            76,648,437   $ 84,819,810      3,413,412         1973/91         1997   7-40 Years
Colonial Mall Auburn-Opelika       17,354,003   $ 18,077,718     10,411,367      1973/84/89   1973/84/89   7-40 Years
Colonial Mall Bel Air              86,602,323   $ 94,119,323      7,530,627      1966/90/97         1998   7-40 Years
Colonial Mall Burlington           27,756,683   $ 31,894,240      3,255,116      1969/86/94         1997   7-40 Years
Colonial Mall Decatur              27,254,026   $ 30,516,826      5,069,478         1979/89         1993   7-40 Years
Colonial Mall Gadsden              22,292,513   $ 22,932,090     12,097,169         1974/91         1974   7-40 Years
Colonial Mall Glynn Place          24,886,181   $ 28,489,649      3,306,431            1986         1997   7-40 Years
Colonial Mall Greenville           30,892,278   $ 35,325,278      2,409,168      1965/89/99         1999   7-40 Years
Colonial Mall Lakeshore            33,976,859   $ 38,642,959      4,373,226         1984-87         1997   7-40 Years
Colonial Mall Mrytle Beach         38,619,941   $ 47,783,089      5,529,317            1986         1996   7-40 Years
Colonial Mall Staunton             19,110,909   $ 22,018,246      2,454,638      1969/86/97         1997   7-40 Years
Colonial Mall Temple               24,888,994   $ 27,870,730      1,298,736            2000                7-40 Years
Colonial Mall Valdosta             33,846,292   $ 38,324,705      4,235,363         1982-85         1997   7-40 Years
Colonial Malll Macon               91,576,925   $ 97,085,487     26,975,218      1975/88/97      1975/88   7-40 Years
Colonial Mayberry Mall              4,413,141   $  5,279,317        548,390         1968/86         1997   7-40 Years
Colonial Promenade Bardmoor         9,693,197   $ 11,682,216      1,391,187            1981         1996   7-40 Years
Colonial Promenade Beechwood       22,958,340   $ 25,534,823      2,882,195         1963/92         1997   7-40 Years
Colonial Promenade Burnt Store      8,406,120   $ 12,156,120      1,624,357            1990         1994   7-40 Years
Colonial Promenade Hunter's Creek  13,340,466   $ 17,522,226      1,917,975         1993/95         1996   7-40 Years
Colonial Promenade Lakewood        14,230,058   $ 17,227,298      1,646,940            1995         1997   7-40 Years
Colonial Promenade Montgomery      12,292,323   $ 16,624,755      3,564,899            1990         1993   7-40 Years
Colonial Promenade Montgomery N     6,251,843   $  8,653,025        635,022            1997         1995   7-40 Years
Colonial Promenade Northdale       14,616,310   $ 17,676,070      1,435,972         1988/00         1995   7-40 Years
Colonial Promenade Trussville      28,111,419   $ 32,324,956      1,121,291            2000         1998   7-40 Years
Colonial Promenade Tutwiler Farm   17,431,095   $ 27,719,233        434,737            2000         1999   7-40 Years
Colonial Promenade University Par  21,223,972   $ 28,170,757      8,225,951         1986/89         1993   7-40 Years
Colonial Promenade Wekiva          15,736,476   $ 18,554,264      2,204,933            1990         1996   7-40 Years
Colonial Promenade Winter Haven     6,560,277   $ 10,605,322      1,126,811            1986         1995   7-40 Years
Colonial Shoppes at Inverness       1,473,112   $  3,160,271        194,855            1984         1997   7-40 Years
Colonial Shoppes Bear Lake          6,905,293   $  9,039,733      1,213,799            1990         1995   7-40 Years
Colonial Shoppes Bellwood           5,220,419   $  5,550,419      1,548,077            1988         1988   7-40 Years
Colonial Shoppes McGehee            5,934,311   $  6,131,463      1,818,015            1986         1986   7-40 Years
Colonial Shoppes Quaker Village     8,588,090   $  9,523,058        941,721      1968/88/97         1997   7-40 Years
Colonial Shoppes Stanley            1,788,331   $  2,240,249        238,486         1987/96         1997   7-40 Years
Colonial Shoppes Yadkinville        4,587,432   $  5,672,034        488,171         1971/97         1997   7-40 Years
Old Springville Shopping Center     3,394,540   $  3,672,515      2,855,351            1982         1982   7-40 Years
Olde Town Shopping Center           2,842,835   $  3,186,160        998,961         1978/90      1978/90   7-40 Years
P&S Building                          813,608   $    917,697        577,577      1946/76/91         1974   7-40 Years
Rivermont Shopping Center           2,679,965   $  3,197,411        333,746         1986/97         1997   7-40 Years
Village at Roswell Summit           2,787,343   $  3,239,261        304,180            1988         1997   7-40 Years

Office:
250 Commerce Street                 2,662,204   $  2,687,204      2,424,716         1904/81         1980   7-40 Years
AmSouth Center                     19,693,622   $ 20,458,583      8,154,298            1990         1990   7-40 Years
Colonial Center @ Mansell Overloo 112,353,028   $122,026,654      8,026,382   1987/96/97/00         1997   7-40 Years
Colonial Center at Research Park   12,234,198   $ 13,238,063        862,975            1999         1998   7-40 Years
Colonial Center Town Park 100      15,736,117   $ 17,251,995        217,860            2001         2000   7-40 Years
Colonial Plaza                     18,169,655   $ 19,175,297      1,846,619            1982         1997   7-40 Years
Concourse Center                   26,872,503   $ 31,747,503      2,312,745         1981/85         1998   7-40 Years
Emmett R. Johnson Bldg.            15,690,303   $ 17,484,975        974,405         1982/95         1999   7-40 Years
Independence Plaza                  9,123,672   $ 10,628,672        746,049         1981/92         1998   7-40 Years
International Park                 22,874,515   $ 25,961,666      1,915,252         1987/89         1997   7-40 Years
Interstate Park                    18,546,226   $ 19,672,214      6,693,601      1982-85/89   1982-85/89   7-40 Years
Lakeside Office Park                9,785,349   $ 10,210,605      1,120,112         1989/90         1997   7-40 Years
Perimeter Corporate Park           21,046,745   $ 22,468,914      2,038,164         1986/89         1998   7-40 Years
Progress Center                    16,949,499   $ 17,472,757      2,008,952         1983-91         1997   7-40 Years
Riverchase Center                  24,676,787   $ 26,601,682      3,172,291         1984-88         1997   7-40 Years
Shoppes at Mansell                  3,126,999   $  3,726,999        269,877         1996/97         1998   7-40 Years
University Park                     5,171,518   $  5,568,477      2,498,997            1985         1985   7-40 Years

Active Development Projects:

CG at North Heathrow Phase II       3,980,022   $  3,980,022                            N/A         1997   N/A
CG at Town Park (Lake Mary)        35,431,166   $ 35,431,166        246,336             N/A         2000   N/A
CG at Wesleyan III                    238,931   $    238,931                            N/A         1996   N/A
Colonial Center Mansell Overlook   10,812,846   $ 10,812,846                            N/A         1997   N/A
Colonial Center Town Park          16,117,927   $ 16,117,927                            N/A         2000   N/A
CP Hoover                           8,332,744   $  8,332,744                            N/A         2001   N/A
CV at Town Park (Sarasota)         20,733,491   $ 20,733,491        394,271             N/A         2000   N/A
Other Miscellaneous Projects        5,438,326   $  5,438,326                            N/A         2001   N/A

Unimproved Land and Corporate Assets:
Colonial Mall Valdosta              1,208,733   $  1,208,733                            N/A         1997   N/A
Colonial Town Park Infrastructure  27,050,283   $ 27,050,283                            N/A         1999   N/A
Corporate Assets                    5,172,022   $  5,172,022      3,428,319             N/A          N/A   N/A
CV at Town Park Infrastructure      4,591,105   $  4,591,105                            N/A         2000   N/A
Lakewood Ranch                        570,724   $    570,724                            N/A         1999   N/A
McGehee Place Land                    114,166   $    114,166                            N/A         1981   N/A
Other Land                          1,143,896   $  1,143,896                            N/A          N/A   N/A
Twin Lakes                         11,046,428   $ 11,046,428                            N/A         2000   N/A


                                ------------- --------------  -------------
                               $1,988,831,558 $2,218,789,132  $ 310,445,402
                                ============= ==============  =============


NOTES TO SCHEDULE III
COLONIAL PROPERTIES TRUST
DECEMBER 31, 2001


(1) The aggregate cost for Federal Income Tax purposes was approximately $1.8 billion at December 31, 2001.

(2) See description of mortgage notes payable in Note 8 of Notes to Consolidated Financial Statements.

(3) The following is a reconciliation of real estate to balances reported at the beginning of the year:

                          RECONCILATION OF REAL ESTATE
                                                             2001               2000               1999
                                                        ---------------    ----------------   ----------------
       Real estate investments:
          Balance at beginning of year                  $ 2,106,574,237    $ 2,006,826,986    $ 1,863,798,665
             Acquisitions of new property                          -0-          29,608,188         48,577,019
             Improvements and development                  194,303,822         138,193,236        222,517,447
             Dispositions of property                      (82,088,926)        (68,054,173)      (128,066,145)
                                                        ---------------    ----------------   ----------------
          Balance at end of year                        $ 2,218,789,132    $ 2,106,574,237    $ 2,006,826,986
                                                        ===============    ================   ================


                   RECONCILIATION OF ACCUMULATED DEPRECIATION
                                                              2001               2000               1999
                                                        ---------------    ----------------   ----------------
       Accumulated depreciation:
          Balance at beginning of year                   $ 255,735,031       $ 206,451,470       $169,451,798
             Depreciation                                   64,692,784          59,548,811         52,912,745
             Depreciation of disposition of property        (9,982,413)        (10,265,250)       (15,913,073)
                                                        ---------------    ----------------   ----------------
          Balance at end of year                          $310,445,402        $255,735,031       $206,451,470
                                                        ===============    ================   ================

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Trustees
   of Colonial Properties Trust

Our audits of the consolidated financial statements referred to in our report dated January 18, 2002, except for Note 18, as to which the date is February 25, 2002 appearing in the 2001 Annual Report to Shareholders of Colonial Properties Trust (which report and consolidated financial statements are incorporated by reference in this Annual Report of Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Birmingham, Alabama

January 18, 2002