Form 10-Q
period 2002-03-31
COLONIAL PROPERTIES TRUST
filed 2002-05-15
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:              Commission File Number: 1-12358
March 31, 2002

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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _x_ NO ___


         As of May 6, 2002, Colonial Properties Trust had 21,958,485 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                     March 31, 2002 and December 31, 2001                    3

                     Consolidated Condensed Statements of Income for the
                     Three Months Ended March 31, 2002 and 2001              4

                     Consolidated Condensed Statements of Cash Flows for
                     the Three Months Ended March 31, 2002 and 2001          5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      11

         Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 12

         Item 3. Quantitative and Qualitative Disclosures about Market Risk 17


PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                     18

         Item 4.  Submission of Matters to a Vote of Security Holders       18

         Item 6.  Exhibits and Reports on Form 8-K                          18

SIGNATURES                                                                  19

EXHIBIT                                                                     20

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                              --------------------

                                                                                 March 31, 2002   December 31,
                                                                                   (Unaudited)         2001
                                                                                  ------------    -----------
                                              ASSETS

Land, buildings, & equipment, net                                                  $ 1,764,819    $ 1,756,260
Undeveloped land and construction in progress                                          157,636        152,084
Cash and equivalents                                                                     4,265         10,129
Restricted cash                                                                          4,722          2,255
Accounts receivable, net                                                                11,787         12,511
Notes receivable                                                                        12,230         12,253
Prepaid expenses                                                                         7,190          7,048
Deferred debt and lease costs                                                           19,627         18,568
Investment in unconsolidated subsidiaries                                               34,284         31,594
Other assets                                                                            13,341         11,921
                                                                                   -----------    -----------
                                                                                   $ 2,029,901    $ 2,014,623
                                                                                   ===========    ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                        $ 1,186,310    $ 1,191,791
Accounts payable                                                                        19,738         24,341
Accrued interest                                                                        13,386         11,485
Accrued expenses                                                                        10,487          4,674
Tenant deposits                                                                          3,506          3,607
Unearned rent                                                                            2,861          8,343
Other liabilities                                                                        1,212          1,296
                                                                                   -----------    -----------
     Total liabilities                                                               1,237,500      1,245,537
                                                                                   -----------    -----------
Minority interest:
Preferred units                                                                        100,000        100,000
Common units                                                                           176,672        161,651
                                                                                   -----------    -----------
     Total minority interest                                                           276,672        261,651
                                                                                   -----------    -----------

 Preferred shares of beneficial interest,  $.01 par value, 10,000,000 authorized
      8 3/4% Series A Cumulative Redeemable Preferred Shares of
          Beneficial Interest, liquidation preference $25 per share,
          5,000,000 shares issued and outstanding                                           50             50
      9 1/4% Series C Cumulative Redeemable Preferred Shares of
          Beneficial Interest, liquidation preference $25 per share,
          2,000,000 shares issued and outstanding                                           20             20
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 27,514,362 and 26,599,779
     shares issued at March 31, 2002 and December 31, 2001, respectively                   275            266
Additional paid-in capital                                                             752,193        743,752
Cumulative earnings                                                                    338,262        319,247
Cumulative distributions                                                              (423,645)      (403,609)
Treasury shares, at cost; 5,623,150 shares at March 31, 2002
     and December 31, 2001                                                            (150,163)      (150,163)
Accumulated other comprehensive loss                                                      (393)        (1,403)
Deferred compensation on restricted shares                                                (870)          (725)
                                                                                   -----------    -----------
     Total shareholders' equity                                                        515,729        507,435
                                                                                   -----------    -----------
                                                                                   $ 2,029,901    $ 2,014,623
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

                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------

                                                                       Three Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                         2002       2001
                                                                      --------------------

Revenue:
     Minimum rent                                                     $ 62,631    $ 62,516
     Percentage rent                                                       485          87
     Tenant recoveries                                                  10,085       8,900
     Other                                                               6,045       4,067
                                                                      --------    --------
         Total revenue                                                  79,246      75,570
                                                                      --------    --------

Property operating expenses:
     General operating expenses                                          5,283       5,285
     Salaries and benefits                                               3,858       4,028
     Repairs and maintenance                                             7,214       6,589
     Taxes, licenses, and insurance                                      7,748       6,548
General and administrative                                               3,888       2,634
Depreciation                                                            17,775      15,797
Amortization                                                             2,091       1,819
                                                                      --------    --------
         Total operating expenses                                       47,857      42,700
                                                                      --------    --------
         Income from operations                                         31,389      32,870
                                                                      --------    --------

Other income (expense):
     Interest expense                                                  (15,763)    (19,469)
     Income from unconsolidated subsidiaries                               344         216
     Ineffectiveness of hedging activities                                  (7)        (30)
     Gains (losses) from sales of property                               9,808        (113)
     Other                                                                 (32)       --
                                                                      --------    --------
         Total other expense                                            (5,650)    (19,396)
                                                                      --------    --------
         Income before minority interest                                25,739      13,474
                                                                      --------    --------

Minority interest in CRLP - common unitholders                          (6,725)     (2,983)
Minority interest in CRLP - preferred unitholders                       (2,218)     (2,218)
                                                                      --------    --------
         Net Income                                                   $ 16,796    $  8,273
                                                                      --------    --------

Dividends to preferred shareholders                                     (3,891)     (2,735)
                                                                      --------    --------
   Net income available to common shareholders                        $ 12,905    $  5,538
                                                                      ========    ========

   Net income per common share - basic (net of preferred dividends)   $   0.60    $   0.27
                                                                      ========    ========

   Net income per common share - diluted (net of preferred dividends) $   0.60    $   0.27
                                                                      ========    ========
Weighted average common shares outstanding                              21,383      20,769
                                                                      ========    ========

The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)
                               -------------------

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------------------
                                                                                2002        2001
                                                                              --------    --------

Cash flows from operating activities:

     Net  income                                                              $ 16,796    $  8,273
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                          19,866      17,616
         Income from unconsolidated subsidiaries                                  (344)       (216)
         Distribution to preferred unitholders of CRLP                           2,218       2,218
         Minority interest                                                       6,725       2,983
         (Gains) losses from sales of property                                  (9,808)        113
         Other                                                                   1,141         558
     Decrease (increase) in:
         Restricted cash                                                        (2,467)         57
         Accounts receivable                                                      (416)      4,411
         Prepaid expenses                                                         (142)        154
         Other assets                                                           (3,228)        274
     Increase (decrease) in:
         Accounts payable                                                       (4,603)      1,475
         Accrued interest                                                        1,901         225
         Accrued expenses and other                                                208       2,479
                                                                              --------    --------
             Net cash provided by operating activities                          27,847      40,620
                                                                              --------    --------

Cash flows from investing activities:

     Acquisition of properties                                                 (16,721)        -0-
     Development expenditures                                                  (15,762)    (38,409)
     Tenant improvements                                                        (4,085)     (4,508)
     Capital expenditures                                                       (3,637)     (2,492)
     Proceeds from sales of properties, net of selling costs                    18,172         -0-
     Proceeds from notes receivable                                                 23       8,357
     Distributions from unconsolidated subsidiaries                                527         354
     Capital contributions to unconsolidated subsidiaries                       (2,873)       (289)
                                                                              --------    --------
             Net cash used in investing activities                             (24,356)    (36,987)
                                                                              --------    --------

Cash flows from financing activities:

     Proceeds from common shares issuance, net of expenses                      17,750         -0-
     Proceeds from additional borrowings                                        52,750         -0-
     Proceeds from Dividend Reinvestment Plan and exercise of stock options      6,040         -0-
     Principal reductions of debt                                                 (801)       (476)
     Net change in revolving credit balances                                   (57,404)     21,339
     Dividends paid to common and preferred shareholders                       (20,036)    (18,017)
     Distributions to minority partners in CRLP                                 (7,354)     (7,073)
     Other                                                                        (300)       (694)
                                                                              --------    --------
             Net cash used in financing activities                              (9,355)     (4,921)
                                                                              --------    --------
             Decrease in cash and equivalents                                   (5,864)     (1,288)
Cash and equivalents, beginning of period                                       10,129       4,277
                                                                              --------    --------
Cash and equivalents, end of period                                           $  4,265    $  2,989
                                                                              ========    ========


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

                                   (Unaudited)

Note 1 -- Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial reporting and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. The December 31, 2001 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2001 amounts have been reclassified to conform to the current year's financial statement presentation.

         Effective January 1, 2002 the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides additional guidance on the accounting for impairments of long-lived assets and updates the accounting and reporting requirements for discontinued operations. In accordance with the provisions of SFAS 144, the Company records individual property sales as discontinued operations, unless the Company maintains significant continuing involvement with properties that have been sold. During the first quarter of 2002, the Company did not have any property sales that were required to be classified as discontinued operations.

Note 2 -- Acquisition and Disposition Activity

         On March 27, 2002, the Company completed the sale of a 340-unit multifamily property located in Bradenton, Florida. The property was sold for a total purchase price of $19.0 million. In conjunction with this sale, the Company entered into an agreement with the new owner to provide management services for the property. As a result, the Company believes that its responsibilities under the management agreement constitute significant continuing involvement in the operations of the property as contemplated by SFAS 144, therefore the property has not been classified as discontinued operations in the accompanying financial statements. The majority of the proceeds, $16.6 million, were reinvested in a 1031 acquisition of 901 Maitland Center, a 156,000 square foot office building located in Orlando, Florida. The remaining proceeds will be used to support the Company's future investment activities.

Note 3 --Equity Offering and Financing Activity

         On February 25, 2002, the Company entered into a transaction in which 560,380 shares of the Company's common shares at $33.37 per share were issued, resulting in net proceeds of $17.8 million to the Company. Salomon Smith Barney deposited 260,710 shares into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 shares were deposited into Cohen & Steers Quality Income Realty Fund, Inc.

         On March 25, 2002, the Company financed $52.8 million of debt with the Federal Home Loan Mortgage Corporation on three multifamily properties. The interest on the debt is a floating rate with a cap at 4.84%. At March 31, 2002, the floating rate was 2.98%.

Note 4 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands, except per share data)
                                                                           Three Months Ended       Three Months
                                                                                March 31,         Ended March 31,
                                                                                  2002                  2001
                                                                           --------------------  -------------------
       Numerator:
         Income before extraordinary item                                        $     16,796           $    8,273
        Less: Preferred stock dividends                                                (3,891)              (2,735)
                                                                           --------------------  -------------------
         Income available to common shareholders
         Before extraordinary item                                                     12,905                5,538
                                                                           --------------------  -------------------

       Denominator:
         Denominator for basic net income per share - weighted average
         Effect of dilutive securities:

         Trustee and employee stock options                                              218                   41
                                                                           --------------------  -------------------
         Denominator  for  diluted  net  income  per  share  -  adjusted
         weighted average common shares                                               21,601               20,810
                                                                           ====================  ===================

         Basic and Diluted net income per share,
            Before extraordinary items                                           $      0.60          $      0.27
                                                                           ====================  ===================

All options outstanding were included in the computation of diluted net income per share.

Note 5 -- Segment Information

         The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2001 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information as of and for the three months ended March 31, 2002 and 2001, and for the year ended December 31, 2001 is as follows:

------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
           March 31, 2002                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 28,275         $ 14,850         $ 37,165         $ 80,290
NOI                                               18,675           10,440           25,770           54,885
Divisional assets                                711,405          408,558          906,724        2,026,687
------------------------------------------------------------------------------------------------------------
         Three Months Ended
           March 31, 2001                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,934         $ 13,582         $ 34,549         $ 78,065
NOI                                               20,060            9,531           24,642           54,233
------------------------------------------------------------------------------------------------------------
                As of
          December 31, 2001
           (in thousands)                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 723,447        $ 377,255        $ 905,964      $ 2,006,666
------------------------------------------------------------------------------------------------------------


A reconciliation of total segment revenues to total revenues, total segment NOI to income before minority interest, for the three months ended March 31, 2002 and 2001, and total divisional assets to total assets, as of March 31, 2002 and December 31, 2001 is presented below:

----------------------------------------------------------------------------------------------------------
                                                                    For the                For the
                                                               Three Months Ended     Three Months Ended
(in thousands)                                                   March 31, 2002         March 31, 2001
Revenues
----------------------------------------------------------------------------------------------------------
Total divisional revenues                                                  $ 80,290              $ 78,065
Unallocated corporate revenues                                                2,102                   844
Partially-owned subsidiaries                                                 (3,146)               (3,339)
----------------------------------------------------------------------------------------------------------
    Total Revenues                                                         $ 79,246              $ 75,570
----------------------------------------------------------------------------------------------------------

NOI
----------------------------------------------------------------------------------------------------------
Total divisional NOI                                                       $ 54,885              $ 54,233
Unallocated corporate revenues                                                2,102                   844
Partially-owned subsidiaries                                                 (1,829)               (1,908)
General and administrative expenses                                          (3,888)               (2,634)
Depreciation                                                                (17,775)              (15,797)
Amortization                                                                 (2,091)               (1,819)
Other                                                                           (15)                  (49)
----------------------------------------------------------------------------------------------------------
    Income from operations                                                 $ 31,389              $ 32,870
----------------------------------------------------------------------------------------------------------
Total other expense                                                          (5,650)              (19,396)
----------------------------------------------------------------------------------------------------------
    Income before extraordinary items and minority interest                $ 25,739              $ 13,474
----------------------------------------------------------------------------------------------------------

                                                                     As of                  As of
Assets                                                           March 31, 2002       December 31, 2001
----------------------------------------------------------------------------------------------------------
Total divisional assets                                                 $ 2,026,687           $ 2,006,666
Unallocated corporate assets (1)                                            111,630               114,148
Partially-owned subsidiaries                                               (108,416)             (106,191)
----------------------------------------------------------------------------------------------------------
    Total assets                                                        $ 2,029,901           $ 2,014,623
----------------------------------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $34,284 as of March 31, 2002, and $31,594 as of December 31, 2001.

Note 6 -- Financial Instruments: Derivatives and Hedging

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

         The Company has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at March 31, 2002. The notional value at March 31, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                         Interest                   Fair Value
Product Type                                  Notional Value             Rate         Maturity      (in thousands)
--------------------------------------------- -------------------------- ------------ ------------- ------------------
1) Interest Rate SWAP, Cash Flow              $30.2 - $27.7 million      5.932%       1/01/06              $  (1,196)
2) Interest Rate SWAP, Cash Flow              $75.0 million              2.130%       12/10/02                    173
3) Interest Rate SWAP, Cash Flow              $50.0 million              2.319%       1/01/03                      76
4) Interest Rate SWAP, Cash Flow              $25.0 million              2.430%       1/01/03                      15
5) Interest Rate SWAP, Fair Value             $50.0 million              5.015%       7/26/04                   1,268
6) Interest Rate CAP, Cash Flow               $21.1 million              6.850%       6/29/04                      53
7) Interest Rate CAP, Cash Flow               $17.9 million              6.850%       7/06/04                      46
8) Interest Rate CAP, Cash Flow               $30.4 million              11.200%      6/30/03                       0
9) Interest Rate CAPS, Cash Flow              $53.0 million              4.840%       4/01/04                     417

         On March 31, 2002, the derivative instruments were reported at their fair value as Other Assets of $0.9 million. For the quarter, adjustments of $1.0 million were recorded as unrealized gains in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $25,000. Additionally, the Company recorded a $7,000 loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional.

         Most of the Company's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $0.1 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Note 7 -- Comprehensive Income (Loss)

         Comprehensive income (loss) consisted of the following:

          (in thousands)                                                    Three Months ended
                                                                              March 31, 2002
                                                                   -------------------------------------

          Net income available to common shareholders                            $ 12,905
          Other comprehensive loss
               Unrealized loss on cash flow
                        hedging activities                                           (393)
                                                                   -------------------------------------
          Comprehensive income                                                   $ 12,512
                                                                   -------------------------------------

         Accumulated  other   comprehensive   income  (loss)  consisted  of  the
following:

          (in thousands)                                                    Accumulated Other
                                                                       Comprehensive Income (Loss)
                                                                   -------------------------------------

          Balance December 31, 2001                                             $ (1,403)
          Current period change in fair value of
                  derivative instruments                                           1,010
                                                                   -------------------------------------
          Balance March 31, 2002                                                $   (393)
                                                                   -------------------------------------

Note 8 -- Subsequent Events
         Dispositions

         Subsequent   to  March  31,  2002,   the  Company  sold  the  following
properties:

                     Property                                 Location             # of Units       Sales Price
Colonial Village at Monte D'Oro                      Birmingham, AL                   200            $11.2 million
Colonial Village at Hillcrest                        Mobile, AL                       104             $5.2 million
Ski Lodge - Tuscaloosa                               Tuscaloosa, AL                   304             $9.2 million
Colonial Village at Cordova                          Pensacola, FL                    152             $5.4 million
Colonial Village at Oakleigh                         Pensacola, FL                    176            $11.0 million

         Under each of these sales agreements, the Company will continue to manage the properties. The proceeds from the sales will be used to support the Company's future investment activities.

         Distribution

         On April 25, 2002, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership (CRLP) in the amount of $0.66 per share and per unit, totaling $21.8 million. The distribution was declared to shareholders and partners of record as of May 6, 2002, and was paid on May 13, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of March 31, 2002, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2002 and 2001, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2002, except for Note 18, as to which the date is February 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
April 25, 2002

                            COLONIAL PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. Colonial is organized as a real estate investment trust, (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of March 31, 2002, Colonial's real estate portfolio consisted of 48 multifamily communities, 18 office properties, and 42 retail properties.

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

         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Company's 2001 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto. As used herein, the terms "Colonial" or "the Company" include Colonial Properties Trust, and one or more of its subsidiaries including, among others, Colonial Realty Limited Partnership ("CRLP").

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

Results of Operations -- Three Months Ended March 31, 2002 and 2001

         Revenue -- Total revenue increased by $3.7 million, or 4.9%, for the first quarter of 2002 when compared to the first quarter of 2001. The majority of this increase, $2.2 million, represents revenues generated by properties acquired or developed during 2001 and the first quarter of 2002. The remaining increase primarily relates to other ancillary income, increases in rental rates at existing properties, and the consolidation of Colonial Properties Services, Inc (CPSI) effective August 1, 2001.

         Operating Expenses -- Total operating expenses increased by $5.2 million, or 12.1%, for the first quarter of 2002 when compared to the first quarter of 2001. Of this increase, $1.4 million is related to additional operating expenses associated with properties that were acquired or developed during 2001 and the first quarter of 2002. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, overall increases in personnel costs associated with the Company's continued growth, and the consolidation of CPSI effective August 1, 2001.

         Other Income and Expense -- Interest expense decreased by $3.7 million, or 19.0%, for the first quarter of 2002 when compared to the first quarter of 2001. The decrease in interest expense is primarily attributable to the decrease in the interest rate environment in the first quarter 2002 as compared to the first quarter 2001. Overall, the Company's weighted average interest rate decreased from 7.2% in the first quarter of 2001 to 6.0% in the first quarter of 2002.

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

         During the first quarter of 2002, the Company invested $32.5 million in the acquisition and development of properties. The Company financed this growth through advances on its bank line of credit, cash from operations, equity offerings, disposition of assets, and financing of certain properties. As of March 31, 2002, the Company had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at March 31, 2002, was $203.9 million.

         At March 31, 2002, the Company's total outstanding debt balance was $1.19 billion. The outstanding balance includes fixed-rate debt of $942.2 million, or 79.4%, and floating-rate debt of $244.1 million, or 20.6%. The Company's total market capitalization as of March 31, 2002 was $2.6 billion and its ratio of debt to market capitalization was 45.6%. Certain loan agreements of the Company contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2002, the Company was in compliance with these covenants.

         On February 25, 2002, the Company entered into a transaction in which 560,380 shares of the Company's common shares at $33.37 per share were issued, resulting in net proceeds of $17.8 million to the Company. Salomon Smith Barney deposited 260,710 shares into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 shares were deposited into Cohen & Steers Quality Income Realty Fund, Inc.

         On March 25, 2002, the Company financed $52.8 million of debt with the Federal Home Loan Mortgage Corporation on three multifamily properties. The interest on the debt is a floating rate with a cap at 4.84%. At March 31, 2002, the floating rate was 2.98%.

         The Company continued its asset recycling program, which allows the Company to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During the first quarter of 2002, the Company sold a 340-unit multifamily asset located in Bradenton, Florida for a total purchase price of $19.0 million. The majority of the proceeds, $16.6 million, were reinvested in the acquisition of 901 Maitland Center, a 156,000 square foot office building located in Orlando, Florida. The remaining proceeds will be used to support the Company's future investment activities.

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

Financial Instruments: Derivatives and Hedging

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

         The Company has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at March 31, 2002. The notional value at March 31, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                         Interest                   Fair Value
Product Type                                  Notional Value             Rate         Maturity      (in thousands)
--------------------------------------------- -------------------------- ------------ ------------- ------------------
1) Interest Rate SWAP, Cash Flow              $30.2 - $27.7 million      5.932%       1/01/06              $  (1,196)
2) Interest Rate SWAP, Cash Flow              $75.0 million              2.130%       12/10/02                    173
3) Interest Rate SWAP, Cash Flow              $50.0 million              2.319%       1/01/03                      76
4) Interest Rate SWAP, Cash Flow              $25.0 million              2.430%       1/01/03                      15
5) Interest Rate SWAP, Fair Value             $50.0 million              5.015%       7/26/04                   1,268
6) Interest Rate CAP, Cash Flow               $21.1 million              6.850%       6/29/04                      53
7) Interest Rate CAP, Cash Flow               $17.9 million              6.850%       7/06/04                      46
8) Interest Rate CAP, Cash Flow               $30.4 million              11.200%      6/30/03                       0
9) Interest Rate CAPS, Cash Flow              $53.0 million              4.840%       4/01/04                     417

         On March 31, 2002, the derivative instruments were reported at their fair value as Other Assets of $0.9 million. For the quarter, adjustments of $1.0 million were recorded as unrealized gains in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $25,000. Additionally, the Company recorded a $7,000 loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional.

         Most of the Company's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $0.1 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Outlook

         Management intends to maintain the Company's strength through continued diversification, while pursuing acquisitions and developments that meet
Colonial's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition, development, and expansion activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide the Company with the means to finance additional acquisitions, developments, and expansions.

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

         An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2002, the Company's exposure to rising interest rates was mitigated by the existing debt level of 45.6% of the Company's total market capitalization, the high percentage of fixed rate debt (79.4%), and the use of interest rate swaps to effectively fix the interest rate on $75.0 million through December 2002, $75.0 million through January 2003, and approximately $30.0 million through January 2006. As a result, for the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds from Operations

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the first quarter of 2002 and 2001 was computed as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                             ----------------------------
(in thousands)                                                      2002            2001
---------------------------------------------------------    ------------    ------------
Net income available to common shareholders                     $ 12,905          $5,538
Adjustments:
       Minority interest in CRLP                                   6,725           2,983
       Real estate depreciation and amortization (1)              19,308          17,369
        Straight-line rents (1)                                    (352)           (567)
        (Gains) losses from sales of property (1)                (9,317)             130
                                                             ------------    ------------
Funds From Operations                                            $29,269         $25,453
---------------------------------------------------------    ------------    ------------

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts at March 31, 2002.

                                                                                                                       Estimated
                                                                                                                         Fair
(amounts in thousands)               2002        2003       2004        2005       2006     Thereafter      Total        Value
----------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                       $57,500    253,143      54,950     76,536     75,000      425,042       942,171     951,375
Average interest rate
     at March 31, 2002                  7.93%      4.56%       7.67%      7.61%      7.97%        7.34%         6.72%           -

Variable Debt                           $ 534     53,925      50,000          -          -      139,680       244,139     244,139
Average interest rate
     at March 31, 2002                  2.98%      4.56%       3.82%          -          -        3.01%         3.18%           -

Interest Rate SWAPs

     Variable to fixed                    $ -    150,000           -          -     29,637            -       179,637        (932)
     Average pay rate                       -      2.24%           -          -      6.59%            -         2.96%           -

     Fixed to variable                    $ -          -      50,000          -          -            -        50,000       1,268
     Average pay rate                       -          -       5.02%          -          -            -         5.02%           -

Interest Rate Cap                         $ -     30,379      91,738          -          -            -       122,117         516
    Interest Rate                           -     11.20%       5.69%          -          -            -         7.06%           -


         The table incorporates only those exposures that exist as of March 31, 2002; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

                                          COLONIAL PROPERTIES TRUST




Date:  May 15, 2002                       /s/ Howard B. Nelson, Jr.
                                          -------------------------
                                              Howard B. Nelson, Jr.
                                              Chief Financial Officer
                                             (Duly Authorized Officer
                                              and Principal Financial Officer)



Date:  May 15, 2002                       /s/ Kenneth E. Howell
                                          ---------------------
                                              Kenneth E. Howell
                                              Senior Vice President and
                                              Chief Accounting Officer
                                             (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                            Re:    Colonial Properties Trust
                                                  (File No. 1-12358)
                                                   Registrations on Form S-8
                                                   Registrations on Form S-3

         We are aware that our report dated April 25, 2002 on our review of the interim financial information of Colonial Properties Trust for the three-month periods ended March 31, 2002 and 2001 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994; Form S-8 related to the Non-Employee Trustee Share Plan filed on May 15, 1997; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to changes to First
Amended and Restated Employee Share Option and Restricted Share Plan and Non-Employee Trustee Share Option Plan filed on May 15, 1997; Form S-3 related to Shelf Registration filed November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 19, 1995, as amended; Form S-8 related to the registration of common shares issuable under the Colonial Properties Trust 401(k)/Profit-Sharing Plan filed on October 15, 1996; and Form S-3 related to the registration of common shares issuable under the Colonial Realty Limited Partnership Executive Unit Purchase Program filed on February 6, 2001. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP



Birmingham, Alabama
May 15, 2002