Form 10-Q
period 2002-06-30
COLONIAL PROPERTIES TRUST
filed 2002-08-14
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:             Commission File Number: 1-12358
June 30, 2002


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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _x_ NO ___


         As of August 5, 2002, Colonial Properties Trust had 22,472,975 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q


                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets as of
                     June 30, 2002 and December 31, 2001                     3

                     Consolidated Condensed Statements of Income for the
                     Three Months and for the Six Months Ended June 30,
                     2002 and 2001                                           4

                     Consolidated Condensed Statements of Cash Flows
                     for the Six Months Ended June 30, 2002 and 2001         5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      13

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  14

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               21


PART II:  OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders       22

         Item 6.  Exhibits and Reports on Form 8-K                          22

SIGNATURES                                                                  23

EXHIBITS                                                                    24

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                              --------------------

                                                                                 June 30, 2002   December 31,
                                                                                  (Unaudited)        2001
                                                                                  -----------    -----------
                   ASSETS

Land, buildings, & equipment, net                                                 $ 1,776,014    $ 1,756,260
Undeveloped land and construction in progress                                         160,007        152,084
Cash and equivalents                                                                   25,904         10,129
Restricted cash                                                                         1,838          2,255
Accounts receivable, net                                                               11,441         12,511
Notes receivable                                                                          740         12,253
Prepaid expenses                                                                        5,719          7,048
Deferred debt and lease costs                                                          20,058         18,568
Investment in unconsolidated subsidiaries                                              34,791         31,594
Other assets                                                                           14,705         11,921
                                                                                  -----------    -----------

                                                                                  $ 2,051,217    $ 2,014,623
                                                                                  ===========    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                       $ 1,183,361    $ 1,191,791
Accounts payable                                                                       18,558         24,341
Accrued interest                                                                       11,575         11,485
Accrued expenses                                                                       15,859          4,674
Tenant deposits                                                                         3,259          3,607
Unearned rent                                                                           2,526          8,343
Other liabilities                                                                       3,430          1,296
                                                                                  -----------    -----------
     Total liabilities                                                              1,238,568      1,245,537
                                                                                  -----------    -----------

Minority interest:
Preferred units                                                                       100,000        100,000
Common units                                                                          181,870        161,651
                                                                                  -----------    -----------
     Total minority interest                                                          281,870        261,651
                                                                                  -----------    -----------

 Preferred shares of beneficial interest, $.01 par value, 10,000,000 authorized
      8 3/4% Series A Cumulative Redeemable Preferred Shares of
         Beneficial Interest, liquidation preference $25 per share,
         5,000,000 shares issued and outstanding                                           50             50
      9 1/4% Series C Cumulative Redeemable Preferred Shares of
         Beneficial Interest, liquidation preference $25 per share,
         2,000,000 shares issued and outstanding                                           20             20
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 28,040,987 and 26,599,779
     shares issued at June 30, 2002 and December 31, 2001, respectively                   280            266
Additional paid-in capital                                                            761,471        743,752
Cumulative earnings                                                                   366,143        319,247
Cumulative distributions                                                             (444,247)      (403,609)
Treasury shares, at cost; 5,623,150 shares at June 30, 2002
     and December 31, 2001                                                           (150,163)      (150,163)
Accumulated other comprehensive loss                                                   (2,181)        (1,403)
Deferred compensation on restricted shares                                               (594)          (725)
                                                                                  -----------    -----------

     Total shareholders' equity                                                       530,779        507,435
                                                                                  -----------    -----------

                                                                                  $ 2,051,217    $ 2,014,623
                                                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements



                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------


                                                              Three Months Ended        Six Months Ended
                                                                   June 30,                  June 30,
                                                            ----------------------    ----------------------
                                                               2002        2001         2002          2001
                                                            ---------   ----------    ---------    ---------

Revenue:
     Minimum rent                                           $  63,068    $  62,714    $ 125,698    $ 125,230
     Percentage rent                                              674          557        1,159          645
     Tenant recoveries                                         10,478        9,441       20,564       18,340
     Other property related revenue                             4,511        4,491        8,727        8,434
     Other non-property related revenue                         1,966          251        3,795          375
                                                            ---------    ---------    ---------    ---------

        Total revenue                                          80,697       77,454      159,943      153,024
                                                            ---------    ---------    ---------    ---------

Property operating expenses:
     General operating expenses                                 5,367        5,120       10,650       10,405
     Salaries and benefits                                      3,928        3,953        7,787        7,979
     Repairs and maintenance                                    7,932        7,330       15,146       13,919
     Taxes, licenses, and insurance                             7,504        6,317       15,254       12,865
General and administrative                                      4,605        2,495        8,492        5,129
Depreciation                                                   17,591       16,027       35,365       31,824
Amortization                                                    2,039        1,801        4,130        3,621
                                                            ---------    ---------    ---------    ---------
        Total operating expenses                               48,966       43,043       96,824       85,742
                                                            ---------    ---------    ---------    ---------
        Income from operations                                 31,731       34,411       63,119       67,282
                                                            ---------    ---------    ---------    ---------

Other income (expense):
     Interest expense                                         (15,223)     (18,974)     (30,985)     (38,443)
     Income from unconsolidated subsidiaries                       57          860          401        1,076
     Ineffectiveness of hedging activities                       --              1           (7)         (30)
     Gains (losses) from sales of property                     22,304          (33)      32,112         (145)
     Other                                                         33           --           --           --
                                                            ---------    ---------    ---------    ---------
        Total other income (expense)                            7,171      (18,146)       1,521      (37,542)
                                                            ---------    ---------    ---------    ---------

        Income before minority interest                        38,902       16,265       64,640       29,740
                                                            ---------    ---------    ---------    ---------

Minority interest in CRLP - common unitholders                (11,019)      (3,885)     (17,744)      (6,868)
Minority interest in CRLP - preferred unitholders              (2,219)      (2,219)      (4,438)      (4,438)
                                                            ---------    ---------    ---------    ---------

        Net income                                          $  25,664    $  10,161    $  42,458    $  18,434

Dividends to preferred shareholders                            (3,890)      (2,875)      (7,781)      (5,610)
                                                            ---------    ---------    ---------    ---------
     Net income available to common shareholders            $  21,774    $   7,286    $  34,677    $  12,824
                                                            =========    =========    =========    =========

Net income per common share (net of preferred dividends):
     Basic                                                  $    0.99    $    0.35    $    1.60    $    0.62
     Diluted                                                $    0.97    $    0.35    $    1.58    $    0.61
                                                            =========    =========    =========    =========
Weighted average common shares outstanding:
     Basic                                                     22,040       20,864       21,713       20,817
     Diluted                                                   22,359       20,986       21,978       20,898
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


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                               Six Months Ended
                                                                                    June 30,
                                                                              --------------------
                                                                                2002        2001
                                                                              --------    --------

Cash flows from operating activities:
     Net  income                                                              $ 42,458    $ 18,434
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                           39,495      35,445
        Income from unconsolidated subsidiaries                                   (401)     (1,076)
        Distribution to preferred unitholders of CRLP                            4,438       4,438
        Minority interest                                                       17,744       6,868
        (Gains) losses from sales of property                                  (32,112)        145
        Other                                                                      641         969
     Decrease (increase) in:
        Restricted cash                                                            417        (277)
        Accounts receivable                                                        429       3,532
        Prepaid expenses                                                         1,329         340
        Other assets                                                            (4,935)     (1,616)
     Increase (decrease) in:
        Accounts payable                                                        (5,783)     (1,140)
        Accrued interest                                                            90        (416)
        Accrued expenses and other                                               4,217       7,108
                                                                              --------    --------
            Net cash provided by operating activities                           68,027      72,754
                                                                              --------    --------

Cash flows from investing activities:
     Acquisition of properties                                                 (72,442)        -0-
     Development expenditures                                                  (37,731)    (73,725)
     Tenant improvements                                                        (6,810)     (8,240)
     Capital expenditures                                                       (7,441)     (7,416)
     Proceeds from sales of property, net of selling costs                      94,160         -0-
     Proceeds from notes receivable                                             11,513       9,552
     Distributions from subsidiaries                                             1,543       1,495
     Capital contributions to subsidiaries                                      (4,339)       (558)
                                                                              --------    --------
            Net cash used in investing activities                              (21,547)    (78,892)
                                                                              --------    --------

Cash flows from financing activities:
     Proceeds from additional borrowings                                        52,750      21,100
     Proceeds from common shares issuance, net of expenses paid                 17,749         -0-
     Proceeds from Preferred Stock Offering, net of expenses paid                  -0-      48,125
     Proceeds from Dividend Reinvestment Plan and exercise of stock options     16,880         -0-
     Principal reductions of debt                                              (11,917)       (920)
     Net change in revolving credit balances                                   (49,766)    (12,980)
     Dividends paid to common and preferred shareholders                       (40,638)    (36,255)
     Distributions to minority partners in CRLP                                (14,735)    (14,079)
     Other                                                                      (1,028)     (1,531)
                                                                              --------    --------
                                                                              --------    --------
            Net cash provided by (used in) financing activities                (30,705)      3,460
                                                                              --------    --------
            Decrease in cash and equivalents                                    15,775      (2,678)

Cash and equivalents, beginning of period                                       10,129       4,277
                                                                              --------    --------
Cash and equivalents, end of period                                           $ 25,904    $  1,599
                                                                              ========    ========


The accompanying notes are an integral part of these financial statements

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

Note 1 -- Basis of Presentation
         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial reporting and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2002. The December 31, 2001 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2001 amounts have been reclassified to conform to the current year's financial statement presentation.

         Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides additional guidance on the accounting for impairments of long-lived assets and updates the accounting and reporting requirements for discontinued operations. In accordance with the provisions of SFAS 144, the Company records individual property sales as discontinued operations, unless the Company maintains significant continuing involvement with properties that have been sold. During the second quarter of 2002 and year-to-date, the Company did not have any property sales that were required to be classified as discontinued operations.

         In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to the Company and therefore have no effect on the Company's financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS 145 will likely not have a material effect on the Company as the gains and losses on the extinguishment of debt are generally not material to the Company's financial statements.

Note 2 -- Acquisitions and Dispositions

         Acquisitions
         During the second quarter 2002, the Company acquired The Colonnade, a mixed-use development located in Birmingham, Alabama for a total purchase price of $55.6 million. The development includes five Class A office buildings totaling 451,950 square feet and The Shops of Colonnade, a 112,200 square foot village style retail center. Adjacent sites include such amenities as hotels, restaurants, banking and financial services, and shopping. The acquisition was primarily funded through the sale of certain multifamily properties sold earlier in the quarter (See discussion of dispositions below).

         On May 31, 2002, the 50% joint venture partner in our Orlando Fashion Square retail property located in Orlando, Florida elected to exercise its option to convert its 50% interest in the property to common shares of Colonial Properties Trust. The conversion value of the joint venture partner's interest is currently being negotiated in accordance with the procedures set forth in the joint venture agreement. The conversion value of the joint venture partner's interest will be reduced by the joint venture partner's pro rata share of the mortgage indebtedness in the amount of $65.0 million, $32.5 million of which represents our joint venture partner's pro rata share.

         Dispositions
         During the second quarter 2002, the Company sold the following properties:

               Property                                 Location             # of Units           Sales Price

Colonial Village at Monte D'Oro                      Birmingham, AL                   200            $11.2 million
Colonial Village at Hillcrest                        Mobile, AL                       104              5.2 million
Ski Lodge - Tuscaloosa                               Tuscaloosa, AL                   304              9.2 million
Colonial Village at Cordova                          Pensacola, FL                    152              5.4 million
Colonial Village at Oakleigh                         Pensacola, FL                    176             11.0 million
Colonial Village at McGehee                          Montgomery, AL                   468             18.4 million
Colonial Grand at Carrollwood                        Tampa, FL                        244             15.2 million
                                                                                 --------------- ------------------
          Total                                                                      1,648           $75.6 million
                                                                                 --------------- ------------------

         Under each of the sales agreements for the foregoing properties, the Company will continue to manage the properties. A portion of the proceeds from the sales were used to fund the acquisition of The Colonnade, noted above, and the remaining proceeds will be used to support the Company's future investment activities.

         As a result of these sales, at June 30, 2002 the Company had $22.2 million of cash, which was held in an escrow account and designated to be used in a 1031 like-kind exchange during the third quarter of 2002. The designated cash is reflected as cash and equivalents on the Company's balance sheet. See
Note 7 for discussion of the acquisition of Heathrow International Business Center during the third quarter.

Note 3 -- Net Income Per Share
         The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands, except per share data)
                                                                           Three        Three         Six          Six
                                                                           Months       Months       Months       Months
                                                                            Ended        Ended        Ended        Ended
                                                                           June 30,     June 30,     June 30,     June 30,
                                                                             2002         2001         2002         2001
                                                                          -----------  -----------  -----------  -----------
       Numerator:
            Net income                                                  $     25,664 $     10,161 $     42,458 $     18,434
        Less: Preferred stock dividends                                       (3,890)      (2,875)      (7,781)      (5,610)
                                                                          -----------  -----------  -----------  -----------
         Income available to common shareholders                        $     21,774 $      7,286 $     34,677 $     12,824
                                                                          -----------  -----------  -----------  -----------
       Denominator:
         Denominator  for  basic  net  income  per  share -  weighted
         average common shares                                                22,040       20,864       21,713       20,817
         Effect of dilutive securities:
         Trustee and employee stock options, treasury method
                                                                                 319          122          265           81
                                                                          -----------  -----------  -----------  -----------
         Denominator  for  diluted  net  income  per share - adjusted
         weighted average common shares                                       22,359       20,986       21,978       20,898
                                                                          -----------  -----------  -----------  -----------

         Basic net income per share                                     $       0.99 $       0.35 $       1.60 $       0.62
                                                                          -----------  -----------  -----------  -----------
         Diluted net income per share                                   $       0.97 $       0.35 $       1.58 $       0.61
                                                                          -----------  -----------  -----------  -----------

All options outstanding were included in the computation of diluted net income per share.

Note 4 -- Segment Information

         The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2001 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially-owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information and the reconciliation to total revenues and income before minority interest for the three months and six months ended June 30, 2002 and 2001, and total divisional assets to total assets as of June 30, 2002 and December 31, 2001 is as follows:

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30                             June 30
                                                    -------------------------------------   --------------------------------
     (in thousands)                                       2002               2001                2002             2001
                                                    ------------------ ------------------   ---------------  ---------------
Revenues:
     Divisional Revenues
          Multifamily                                        $ 26,534           $ 29,869          $ 54,809         $ 59,804
          Office                                               16,952             14,138            31,782           27,599
          Retail                                               37,809             36,352            74,974           71,020
                                                    ------------------ ------------------   ---------------  ---------------
               Total Divisional Revenues:                      81,295             80,359           161,565          158,423

     Partially-owned subsidiaries                              (3,021)            (3,262)           (6,156)          (6,567)
     Unallocated corporate revenues                             2,423                357             4,534            1,168
                                                    ------------------ ------------------   ---------------  ---------------
               Total Consolidated Revenues:                  $ 80,697           $ 77,454         $ 159,943        $ 153,024
                                                    ------------------ ------------------   ---------------  ---------------

NOI:
     Divisional NOI
          Multifamily                                        $ 17,263           $ 20,458          $ 35,938         $ 40,519
          Office                                               11,842             10,178            22,281           19,616
          Retail                                               26,068             25,730            51,838           50,463
                                                    ------------------ ------------------   ---------------  ---------------
               Total Divisional NOI:                           55,173             56,366           110,057          110,598

     Partially-owned subsidiaries                              (1,585)            (1,972)           (3,404)          (3,874)
     Unallocated corporate revenues                             2,423                357             4,534            1,168
     General and administrative expenses                       (4,605)            (2,495)           (8,492)          (5,129)
     Depreciation                                             (17,591)           (16,027)          (35,365)         (31,824)
     Amortization                                              (2,039)            (1,801)           (4,130)          (3,621)
     Other                                                        (45)               (17)              (81)             (36)
                                                    ------------------ ------------------   ---------------  ---------------
          Income from operations                               31,731             34,411            63,119           67,282
                                                    ------------------ ------------------   ---------------  ---------------
     Total other income (expense)                               7,171            (18,146)            1,521          (37,542)
                                                    ------------------ ------------------   ---------------  ---------------
          Income before minority interest                    $ 38,902           $ 16,265          $ 64,640         $ 29,740
                                                    ------------------ ------------------   ---------------  ---------------



     (in thousands)                                       June 30,         December 31,
Assets:                                                     2002               2001
                                                    ------------------ ------------------
     Divisional Assets
          Multifamily                                       $ 654,989          $ 723,447
          Office                                              474,241            377,255
          Retail                                              914,664            905,964
                                                    ------------------ ------------------
               Total Divisional Assets:                     2,043,894          2,006,666

     Partially-owned subsidiaries                            (115,859)          (106,191)
     Unallocated corporate assets (1)                         121,207            114,148
                                                    ------------------ ------------------
                                                          $ 2,049,242        $ 2,014,623
                                                    ------------------ ------------------

(1) Includes the Company's investment in partially-owned entities of $34,791 as of June 30, 2002, and $31,594 as of December 31, 2001.


Note 5 -- Financial Instruments: Derivatives and Hedging

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

         The Company has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at June 30, 2002. The notional value at June 30, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent total exposure to credit, interest rate, or market risk.

                                                                   Interest                         Fair Value
Product Type                               Notional Value          Rate          Maturity         (in thousands)
------------------------------------------ ----------------------- ------------- ------------ -------------------
1) Interest Rate SWAP, Cash Flow           $30.2-$27.7 million     5.932%        1/01/06              $  (2,049)
2) Interest Rate SWAP, Cash Flow           $75.0 million           2.130%        12/10/02                  (114)
3) Interest Rate SWAP, Cash Flow           $50.0 million           2.319%        1/01/03                   (135)
4) Interest Rate SWAP, Cash Flow           $25.0 million           2.430%        1/01/03                    (84)
5) Interest Rate SWAP, Fair Value          $50.0 million           5.015%        7/26/04                   1,796
6) Interest Rate CAP, Cash Flow            $21.1 million           6.850%        6/29/04                      26
7) Interest Rate CAP, Cash Flow            $17.9 million           6.850%        7/06/04                      22
8) Interest Rate CAP, Cash Flow            $30.4 million           11.200%       6/30/03                       0
9) Interest Rate CAPS, Cash Flow           $53.0 million           4.840%        4/01/04                     131

         On June 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $2.0 million and Other Liabilities of $2.4 million. For the quarter and the first half of the year, adjustments of $1.3 million and $0.3 million were recorded, respectively, as unrealized losses in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $0.5 million during the second quarter 2002. Additionally, the Company recorded a nominal loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional amounts.

         Most of the Company's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $1.2 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Note 6 -- Comprehensive Income (Loss)

         Comprehensive income (loss) consisted of the following:

  (in thousands)                                                   Three Months ended          Six Months ended
                                                                      June 30, 2002              June 30, 2002
                                                                -------------------------- --------------------------
  Net income                                                            $ 25,664                  $ 42,458
  Other comprehensive income (loss)
       Unrealized income (loss) on cash flow
              hedging activities                                          (1,788)                     (778)
                                                                -------------------------- --------------------------
  Comprehensive income                                                  $ 23,876                  $ 41,680
                                                                -------------------------- --------------------------

         Accumulated other comprehensive income (loss) consisted of the following:

          (in thousands)                                                 Accumulated Other
                                                                    Comprehensive Income (Loss)
                                                               -------------------------------------
          Balance at December 31, 2001                                       $ (1,403)
          Current period change in fair value of
                  derivative instruments                                         (778)
                                                                -------------------------------------
          Balance at June 30, 2002                                           $ (2,181)
                                                                -------------------------------------


Note 7 -- Subsequent Events

         Distribution
         On July 25, 2002, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership (CRLP) in the amount of $0.66 per share and per unit, totaling $22.0 million. The distribution was declared to shareholders and partners of record as of August 5, 2002, and was paid on August 12, 2002.

         Dispositions
         On July 11, 2002, the Company sold University Park Plaza, an office asset, and Colonial Promenade University Park, Phase II, a retail asset, both located in Orlando, Florida. University Park Plaza consists of three office buildings totaling 72,500 square feet and Colonial Promenade University Park, Phase II contains 183,450 square feet. The total sales price for these assets was $16.7 million. The proceeds from the sales were used to acquire Heathrow International Business Center in Orlando, Florida, as noted below.

         Acquisitions
         Effective August 1, 2002, the Company acquired Heathrow International Business Center, a seven-building office park totaling 805,765 rentable square feet and 102 acres of land for potential future development, located in the Lake Mary/Heathrow submarket of Orlando, Florida. Current tenants include national and regional companies like Veritas, Bank One, FiServ, and The United States Government. The total purchase price of the office park was $122.0 million, which was primarily funded through the Company's recent sales of multifamily and retail assets and the assumption of $45.9 million of existing debt. The remaining balance was funded through the Company's unsecured line of credit. Additionally, the Company has agreed to acquire one new office building that contains 192,000 square feet. The closing for this acquisition will occur upon the earlier of the third anniversary of the date of the agreement or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based on the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

         Additionally, during July 2002, the Company acquired three single family homes located in Montgomery, Alabama for a total purchase price of approximately $0.5 million, which will be operated as rental property. The homes were purchased as part of a "corporate rental program" for an automobile manufacturer that is building a manufacturing plant near Montgomery, Alabama. Under the corporate rental program, executives of the automobile manufacturer will rent the homes from the Company for an initial term of three years, with the option to extend the lease, and have agreed to have other employees lease additional multifamily units at Colonial Grand at Promenade located in Montgomery, Alabama. The homes were purchased from Lowder New Homes, Inc., a related party and were funded through the Company's unsecured line of credit.

         Debt Financing
         On July 31, 2002, the Company completed a $100.0 million public debt offering of unsecured senior notes by Colonial Realty Limited Partnership, its operating partnership. The notes, which mature in July 2012, bear a coupon rate of 6.88%, and were priced to yield an effective rate of 6.99% over the ten-year term. The Company used the net proceeds of the offering to repay a $57.5 million medium-term note that matured on August 9, 2002 and the remaining amount was used to pay down a portion of the outstanding balance on its unsecured line of credit.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of June 30, 2002, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2002, except for Note 18, as to which the date is February 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of June 30, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP





Birmingham, Alabama
August 12, 2002

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of June 30, 2002, Colonial's real estate portfolio consisted of 41 multifamily communities, 20 office properties, and 43 retail properties.

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

Results of Operations -- Three Months Ended June 30, 2002 and 2001
         Revenue -- Total revenue increased by $3.2 million, or 4.2%, for the second quarter of 2002 when compared to the second quarter of 2001. Of this increase, $0.7 million represents revenues generated by properties acquired or developed during 2001 and the first half of 2002, net of revenues from properties disposed of in 2002 and 2001, and $0.6 million relates to the consolidation of Colonial Properties Services, Inc (CPSI) effective September 1, 2001. The remaining increase primarily relates to increases in rental rates at existing properties, other ancillary income, and third party management fee income.

         Same-property revenue increased by $0.5 million, or 0.7%, for the second quarter of 2002 when compared to the second quarter of 2001. This increase is primarily related to the increase in rental rates and lease buyouts at our retail operating properties, offset by lease buyouts that occurred in our office division in the second quarter of 2001, and an increase in move-in concessions in our multifamily properties during the second quarter of 2002 as a result of a slowdown in the U.S. economy during the last year.

         Operating Expenses -- Total operating expenses increased by $5.9 million, or 13.8%, for the second quarter of 2002 when compared to the second quarter of 2001. Of this increase, $1.2 million is related to increases in real estate taxes, licenses, and insurance at existing properties, $1.3 million is related to the consolidation of CPSI effective September 1, 2001, and $0.7 million is related to depreciation and amortization expense on newly acquired or developed properties, net of properties disposed of in 2002 and 2001. The remaining increase is associated with increases in general operating expenses and repairs and maintenance expenses.

         Same-property operating expenses increased by $2.3 million, or 11.6%, for the second quarter of 2002 when compared to the second quarter of 2001. Of the increase, $1.2 million is related to the increase in real estate taxes and insurance in our current markets. The remaining increase is associated with increases in general operating expenses, utilities expenses, and repairs and maintenance expenses.

         Other Income and Expense -- Interest expense decreased by $3.8 million, or 19.8%, for the second quarter of 2002 when compared to the second quarter of 2001. The decrease in interest expense is primarily attributable to the decrease in the interest rate environment in the second quarter 2002 as compared to the second quarter 2001. Overall, the Company's weighted average interest rate decreased from 7.04% at June 30, 2001 to 5.97% at June 30, 2002. Gains (losses) on sales of property increased $22.3 million in the second quarter of 2002 when compared to the second quarter of 2001, which is attributable to the sales of seven multifamily properties during the quarter. See Liquidity and Capital Resources for further discussion.

Results of Operations -- Six Months Ended June 30, 2002 and 2001
         Revenue -- Total revenue increased by $6.9 million, or 4.5%, for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Of this increase, $1.1 million relates to the consolidation of CPSI effective September 1, 2001, $0.4 million represents revenues generated by properties acquired or developed during 2002 and the second half of 2001, net of properties disposed of in 2002 and 2001. The remaining increase primarily relates to increases in rental rates at existing properties, other ancillary income, and third party management fee income.

         Same-property revenue increased by $3.0 million, or 2.2%, for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. This increase is primarily related to the increase in rental rates and specialty leasing income in our retail operating properties, offset by an increase in move-in concessions in our multifamily properties during the six months ended June 30, 2002 as a result of a slowdown in the U.S. economy during the last year.

         Operating Expenses -- Total operating expenses increased by $11.1 million, or 12.9%, for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Of this increase, $2.4 million is related to increases in real estate taxes, licenses, and insurance, $2.3 million is related to the consolidation of CPSI effective September 1, 2001, and $1.4 million is related to depreciation and amortization expense on newly developed or acquired properties, net of properties disposed of in 2002 and 2001. The remaining increase primarily relates to increases in general operating expenses and repairs and maintenance at existing properties.

         Same-property operating expenses increased by $3.8 million, or 9.7%, for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Of the increase, $2.4 million is related to the increase in real estate taxes and insurance in our current markets. The remaining increase is associated with increases in general operating expenses, utilities expenses, and repairs and maintenance expenses.

         Other Income and Expense -- Interest expense decreased by $7.5 million, or 19.4%, for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. The decrease in interest expense is primarily attributable to the decrease in the interest rate environment in the second quarter 2002 as compared to the second quarter 2001. Overall, the Company's weighted average interest rate decreased from 7.04% at June 30, 2001 to 5.97% at June 30, 2002. Gains (losses) on sales of property increased $32.3 million for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001, which is attributable to the sales of eight multifamily properties during the period. See Liquidity and Capital Resources and the Company's quarterly report of Form 10-Q for the period ended March 31, 2002 for further discussion.

Summary of Critical Accounting Policies

         Management of the Company considers the following accounting policies to be critical to the reported operating results of the Company:

         Real Estate Development
         The Company capitalizes all costs, including interest, real estate taxes that are associated with the development, construction, expansion, or leasing of real estate investments as a cost of the property. All other expenditures necessary to maintain a property in ordinary operating condition are expensed as incurred.

         The Company evaluates its properties, at least annually or upon the occurrence of significant changes in the operations, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business environment that affect the recovery of the recorded value. If any property is considered impaired, a loss will be provided to reduce the carrying value of the property to its estimated fair value. The valuation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.

         Principles of Consolidation
         The consolidated financial statements include the accounts of the Company, Colonial Realty Limited Partnership (CRLP), and Colonial Properties Services Limited Partnership (CPSLP). The minority limited partnership interests in CRLP and CPSLP are reflected as minority interest in the Company's consolidated financial statements. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that the Company does not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in partially owned entities.

         Valuation of Receivables
         The Company is subject to tenant defaults and bankruptcies at our Office and Retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit review and analysis on all commercial tenants and significant leases before they are executed. The Company evaluates the collectibility of outstanding receivables and records allowances as appropriate.

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

         During the second quarter of 2002, the Company invested $80.8 million in the acquisition and development of properties. The Company financed this growth through advances on its bank line of credit, cash from operations, proceeds from the Company's dividend reinvestment plan, disposition of assets, and financing of certain properties. As of June 30, 2002, the Company had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, which matures in April 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at June 30, 2002, was $211.6 million.

         At June 30, 2002, the Company's total outstanding debt balance was $1.2 billion. The outstanding balance includes fixed-rate debt of $931.9 million, or 78.8% of the total debt balance, and floating-rate debt of $251.4 million, or 21.2% of the total debt balance. The Company's total market capitalization as of June 30, 2002 was $2.8 billion and its ratio of debt to market capitalization was 42.9%. Certain loan agreements of the Company contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2002, the Company was in compliance with these covenants.

         The Company continued its asset recycling program, which allows the Company to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During the second quarter of 2002, the Company sold the following seven multifamily properties:

               Property                                 Location             # of Units           Sales Price

Colonial Village at Monte D'Oro                      Birmingham, AL                   200            $11.2 million
Colonial Village at Hillcrest                        Mobile, AL                       104              5.2 million
Ski Lodge - Tuscaloosa                               Tuscaloosa, AL                   304              9.2 million
Colonial Village at Cordova                          Pensacola, FL                    152              5.4 million
Colonial Village at Oakleigh                         Pensacola, FL                    176             11.0 million
Colonial Village at McGehee                          Montgomery, AL                   468             18.4 million
Colonial Grand at Carrollwood                        Tampa, FL                        244             15.2 million
                                                                                 --------------- ------------------
          Total                                                                      1,648           $75.6 million
                                                                                 --------------- ------------------

Under each of the sales agreements for the foregoing properties, the Company will continue to manage the properties.

         The proceeds from these sales were primarily used to fund the acquisition of The Colonnade, a mixed-use development located in Birmingham, Alabama, which was purchased for a total purchase price of $55.6 million. The development includes five Class A office buildings totaling 451,950 square feet and The Shops of Colonnade, a 112,200 square foot village style retail center. Adjacent sites include such amenities as three hotels, restaurants, banking and financial services, and shopping. The remaining proceeds will be used to support the Company's investment activities.

         Through its taxable REIT subsidiary, CPSI, the Company provides management services for properties owned by third parties, and provides construction management and development services for third parties, for which the Company recognizes management and development fees. Additionally, the Company makes the following types of investments through CPSI; (a) purchases undeveloped land and sells parcels of land to third parties, (b) develops a property, and upon completion sells the property to a third party, or (c) purchases an operating property to be sold to a third party within a short period of time.

         The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, proceeds from the Company's dividend reinvestment plan, and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of properties, joint ventures, or, possibly in connection with acquisitions of land or improved properties, issuance of limited partnership units of CRLP. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term.

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

         The Company has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at June 30, 2002. The notional value at June 30, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                   Interest                         Fair Value
Product Type                               Notional Value          Rate          Maturity         (in thousands)
------------------------------------------ ----------------------- ------------- ------------ -------------------
1) Interest Rate SWAP, Cash Flow           $30.2-$27.7 million     5.932%        1/01/06              $  (2,049)
2) Interest Rate SWAP, Cash Flow           $75.0 million           2.130%        12/10/02                  (114)
3) Interest Rate SWAP, Cash Flow           $50.0 million           2.319%        1/01/03                   (135)
4) Interest Rate SWAP, Cash Flow           $25.0 million           2.430%        1/01/03                    (84)
5) Interest Rate SWAP, Fair Value          $50.0 million           5.015%        7/26/04                   1,796
6) Interest Rate CAP, Cash Flow            $21.1 million           6.850%        6/29/04                      26
7) Interest Rate CAP, Cash Flow            $17.9 million           6.850%        7/06/04                      22
8) Interest Rate CAP, Cash Flow            $30.4 million           11.200%       6/30/03                       0
9) Interest Rate CAPS, Cash Flow           $53.0 million           4.840%        4/01/04                     131

         On June 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $2.0 million and Other Liabilities of $2.4 million. For the quarter and year-to-date, adjustments of $1.3 million and $0.3 million were recorded, respectively, as unrealized gains in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $0.5 million. Additionally, the Company recorded a nominal loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional.

         Most of the Company's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $1.2 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Outlook
         Management intends to maintain the Company's strength through continued diversification, while pursuing acquisitions and developments that meet Colonial's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition, development, and expansion activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional equity securities, sale of assets, and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide the Company with the means to finance additional acquisitions, developments, and expansions.

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

         An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2002, the Company's exposure to rising interest rates was mitigated by the existing debt level of 42.9% of the Company's total market capitalization, the high percentage of fixed rate debt (78.8%), and the use of interest rate swaps to effectively fix the interest rate on $75.0 million through December 2002, $75.0 million through January 2003, and approximately $30.0 million through January 2006. As a result, for the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds from Operations

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The Company's FFO for the second quarter of 2002 and 2001 and six months ended June 30, 2002 and 2001 was computed as follows:


                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                         June 30,
                                                               --------------------------    ----------------------------
(in thousands)                                                       2002           2001            2002            2001
-------------------------------------------------------------- -----------    -----------    ------------    ------------
Net income available to common shareholders                       $21,774         $7,286         $34,677         $12,824
Adjustments (consolidated):
     Minority interest in CRLP                                     11,019          3,885          17,744           6,868
     Real estate depreciation and amortization                     18,371         17,045          37,083          33,850
      Consolidated (gains) losses from sales of property          (22,304)            33         (32,112)            145
      Gains (losses) from sale of CPSI assets (1)                     228              0             228               0
      Marketing fees                                                1,167              0           1,658               0
      Straight-line rents                                            (439)          (416)           (781)           (967)

Adjustments (unconsolidated subsidiaries):
      Real estate depreciation and amortization                       609            588           1,207           1,166
      Straight-line rents                                             (12)           (15)            (22)            (31)
      (Gains) losses from sales of property                             0             (1)              0               3
                                                               -----------    -----------    ------------    ------------
Funds From Operations                                             $30,413        $28,405         $59,682         $53,858
-------------------------------------------------------------- -----------    -----------    ------------    ------------

(1) CPSI is the Company's taxable REIT subsidiary.

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts at June 30, 2002.

                                                                                                                       Estimated
                                                                                                                         Fair
(amounts in thousands)               2002        2003       2004        2005       2006     Thereafter      Total        Value
----------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                       $57,500    253,048      54,909     76,528     75,000      414,959       931,944     942,583
Average interest rate
     at June 30, 2002                   7.93%      4.79%       7.67%      7.61%      7.97%        7.33%         6.72%           -

Variable Debt                           $ 524     61,599      50,000          -          -      139,294       251,417     251,417
Average interest rate
     at June 30, 2002                   2.98%      2.99%       3.82%          -          -        2.70%         3.18%           -

Interest Rate SWAPs

     Variable to fixed                    $ -    150,000           -          -     29,447            -       179,447      (2,382)
     Average pay rate                       -      2.24%           -          -      6.59%            -         2.95%           -

     Fixed to variable                    $ -          -      50,000          -          -            -        50,000       1,796
     Average pay rate                       -          -       5.02%          -          -            -         5.02%           -

Interest Rate Cap                         $ -     30,379      90,819          -          -            -       121,198         179
    Interest Rate                           -     11.20%       5.69%          -          -            -         7.07%           -



         The table incorporates only those exposures that exist as of June 30, 2002 and it does not reflect those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

                            COLONIAL PROPERTIES TRUST
                          PART II -- OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 25, 2002. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of trustees whose term of office as a trustee continued after the meeting:

Proposal 1 - Election of Trustees

                         Term Expires      Votes For      Votes Withheld
                       --------------- ---------------- -----------------
Elected Trustees:
William M. Johnson           2005         16,835,193         215,333
Claude B. Nielsen            2005         16,915,251         135,275
Donald T. Senterfitt         2005         16,698,507         352,019

Continuing Trustees:
Carl F. Bailey               2003
Thomas H. Lowder             2003
Harold W. Ripps              2003
M. Miller Gorrie             2004
James K. Lowder              2004
Herbert A. Meisler           2004


Proposal 2 - Ratification of Appointment of Independent Auditors

       Votes For                         16,438,603
       Votes Against                        555,946
       Absentions                            55,977

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

15.            Letter re:  Unaudited Interim Financial Information

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                            COLONIAL PROPERTIES TRUST




Date:  August 14, 2002                      /s/ Howard B. Nelson, Jr.
                                            ----------------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                               (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  August 14, 2002                      /s/ Kenneth E. Howell
                                            ----------------------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)