Form 10-Q
period 2002-09-30
COLONIAL PROPERTIES TRUST
filed 2002-11-15
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 1-12358
September 30, 2002


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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _x_ NO ___


         As of November 4, 2002, Colonial Properties Trust had 22,590,275 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q


                                                                          Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets as of
                     September 30, 2002 and December 31, 2001               3

                     Consolidated Condensed Statements of Income for
                     the Three Months and for the Nine Months Ended
                     September 30, 2002 and 2001                            4

                     Consolidated Condensed Statements of Cash Flows
                     for the Nine Months Ended September 30, 2002 and 2001  5

                     Notes to Consolidated Condensed Financial Statements   6

                     Report of Independent Accountants                     12

         Item 2.  Management's Discussion and Analysis of Financial        13
                       Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              20

         Item 4. Controls and Procedures                                   21

PART II:  OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders      22

         Item 6.  Exhibits and Reports on Form 8-K                         22

SIGNATURES                                                                 23

EXHIBITS                                                                   24


                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                              --------------------

                                                                                September 30,
                                                                                    2002        December 31,
                                                                                 (Unaudited)        2001
                                                                                 -----------   ------------
                ASSETS

Land, buildings, & equipment, net                                                $ 1,907,214    $ 1,756,260
Undeveloped land and construction in progress                                        135,983        152,084
Cash and equivalents                                                                   1,822         10,129
Restricted cash                                                                        1,535          2,255
Accounts receivable, net                                                              11,871         12,511
Notes receivable                                                                       1,140         12,253
Prepaid expenses                                                                       5,305          7,048
Deferred debt and lease costs                                                         21,418         18,568
Investment in unconsolidated subsidiaries                                             34,864         31,594
Other assets                                                                          15,164         11,921
                                                                                 -----------    -----------
                                                                                 $ 2,136,316    $ 2,014,623
                                                                                 ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                      $ 1,260,791    $ 1,191,791
Accounts payable                                                                      18,537         24,341
Accrued interest                                                                      13,249         11,485
Accrued expenses                                                                      20,611          4,674
Tenant deposits                                                                        3,368          3,607
Unearned rent                                                                          2,432          8,343
Other liabilities                                                                      4,266          1,296
                                                                                 -----------    -----------
Total liabilities                                                                  1,323,254      1,245,537
                                                                                 -----------    -----------

Minority interest:
Preferred units                                                                      100,000        100,000
Common units                                                                         159,698        161,651
                                                                                 -----------    -----------
Total minority interest                                                              259,698        261,651
                                                                                 -----------    -----------

Preferred shares of beneficial interest, $.01 par value, 10,000,000 authorized
  8 3/4% Series A Cumulative Redeemable Preferred Shares of
    Beneficial Interest, liquidation preference $25 per share,
    5,000,000 shares issued and outstanding                                               50             50
  9 1/4% Series C Cumulative Redeemable Preferred Shares of
    Beneficial Interest, liquidation preference $25 per share,
    2,000,000 shares issued and outstanding                                               20             20
Common shares of beneficial interest, $.01 par value,
    65,000,000 shares authorized; 28,196,117 and 26,599,779
    shares issued at September 30, 2002 and December 31, 2001, respectively              282            266
Additional paid-in capital                                                           789,548        743,752
Cumulative earnings                                                                  384,357        319,247
Cumulative distributions                                                            (465,189)      (403,609)
Treasury shares, at cost; 5,623,150 shares at September 30, 2002
    and December 31, 2001                                                           (150,163)      (150,163)
Accumulated other comprehensive loss                                                  (3,120)        (1,403)
Deferred compensation on restricted shares                                            (2,421)          (725)
                                                                                 -----------    -----------
Total shareholders' equity                                                           553,364        507,435
                                                                                 -----------    -----------
                                                                                 $ 2,136,316    $ 2,014,623
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



                            COLONIAL PROPERTIES TRUST
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------



                                                             Three Months Ended       Nine Months Ended
                                                                September 30,            September 30,
                                                           ----------------------    ----------------------
                                                              2002        2001         2002         2001
                                                           ---------  -----------    ---------   ----------
Revenue:
  Minimum rent                                             $  64,780    $  62,065    $ 189,564    $ 186,517
  Percentage rent                                                584          837        1,725        1,480
  Tenant recoveries                                           10,359        9,421       30,789       27,597
  Other property related revenue                               4,845        5,239       13,779       13,653
  Other non-property related revenue                           1,555          909        5,125        1,282
                                                           ---------    ---------    ---------    ---------
Total revenue                                                 82,123       78,471      240,982      230,529
                                                           ---------    ---------    ---------    ---------

Operating Expenses:
  Property operating expenses:
  General operating expenses                                   5,908        5,591       16,464       15,903
  Salaries and benefits                                        3,867        3,846       11,574       11,765
  Repairs and maintenance                                      8,407        7,799       23,460       21,621
  Taxes, licenses, and insurance                               6,368        6,611       21,474       19,339
  General and administrative                                   3,445        2,574       11,938        7,702
  Depreciation                                                18,460       16,438       53,568       48,014
  Amortization                                                 2,186        2,018        6,298        5,621
                                                           ---------    ---------    ---------    ---------
Total operating expenses                                      48,641       44,877      144,776      129,965
                                                           ---------    ---------    ---------    ---------
Income from operations                                        33,482       33,594       96,206      100,564
                                                           ---------    ---------    ---------    ---------

Other income (expense):
  Interest expense                                           (16,820)     (17,438)     (47,805)     (55,881)
  Income from investments                                        585          730          986        1,806
  Ineffectiveness of hedging activities                           (4)           9          (12)         (20)
  Gains from sales of property                                   615        7,480       32,727        7,334
  Other                                                         --           (115)        --           (115)
                                                           ---------    ---------    ---------    ---------
Total other expense                                          (15,624)      (9,334)     (14,104)     (46,876)
                                                           ---------    ---------    ---------    ---------
Income before minority interest                               17,858       24,260       82,102       53,688

Minority interest in CRLP - common unitholders                (3,792)      (6,366)     (21,336)     (13,174)
Minority interest in CRLP - preferred unitholders             (2,219)      (2,219)      (6,655)      (6,656)
                                                           ---------    ---------    ---------    ---------
Income from continuing operations                             11,847       15,675       54,111       33,858
                                                           ---------    ---------    ---------    ---------

Income from discontinued operations                               55          118          451          429
Gain on disposal of discontinued operations                    6,069         --          6,069         --
Minority interest in CRLP from discontinued operations        (1,977)         (41)      (2,176)        (101)
                                                           ---------    ---------    ---------    ---------
Income from discontinued operations                            4,147           77        4,344          328
                                                           ---------    ---------    ---------    ---------
Net income                                                    15,994       15,752       58,455       34,186
                                                           ---------    ---------    ---------    ---------

Dividends to preferred shareholders                           (3,890)      (3,890)     (11,674)      (9,501)
                                                           ---------    ---------    ---------    ---------
Net income available to common shareholders                $  12,104    $  11,862    $  46,781    $  24,685
                                                           ---------    ---------    ---------    ---------


Net income per common share - Basic:
               Income from continuing operations           $    0.36    $    0.57    $    1.93    $    1.17
               Income from discontinued operations              0.18         0.00         0.20         0.02
                                                           ---------    ---------    ---------    ---------
               Net income per common share - Basic         $    0.54    $    0.57    $    2.13    $    1.19
                                                           ---------    ---------    ---------    ---------

Net income per common share - Diluted:
               Income from continuing operations           $    0.35    $    0.57    $    1.90    $    1.16
               Income from discontinued operations              0.18         0.00         0.20         0.02
                                                           ---------    ---------    ---------    ---------
               Net income per common share - Diluted       $    0.53    $    0.57    $    2.10    $    1.18
                                                           ---------    ---------    ---------    ---------



Average shares outstanding:
               Basic                                        22,517       20,775       21,984       20,761
               Diluted                                      22,800       20,920       22,253       20,863


The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                              ----------------------
                                                                                2002         2001
                                                                              ---------    ---------

Cash flows from operating activities:
     Net  income                                                              $  58,455    $  34,186
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                           60,198       54,032
         Income from unconsolidated subsidiaries                                   (986)      (1,806)
         Distribution to preferred unitholders of CRLP                            6,655        6,656
         Minority interest                                                       23,513       13,275
         Gains from sales of property                                           (38,796)      (7,334)
         Other                                                                    1,044        1,495
     Decrease (increase) in:
         Restricted cash                                                            720         (265)
         Accounts receivable                                                       (363)      (3,437)
         Prepaid expenses                                                         2,144          525
         Other assets                                                            (7,819)      (3,877)
     Increase (decrease) in:
         Accounts payable                                                        (5,804)       2,462
         Accrued interest                                                         1,764       (1,410)
         Accrued expenses and other                                               7,897       13,126
                                                                              ---------    ---------
            Net cash provided by operating activities                           108,622      107,628
                                                                              ---------    ---------

Cash flows from investing activities:
     Acquisition of properties                                                 (150,808)         -0-
     Development expenditures                                                   (39,908)    (106,242)
     Tenant improvements                                                        (17,487)     (14,375)
     Capital expenditures                                                       (10,160)     (10,208)
     Proceeds from sales of property, net of selling costs                      113,628       41,852
     Proceeds from notes receivable                                              11,113        9,565
     Distributions from subsidiaries                                              2,499        2,084
     Capital contributions to subsidiaries                                       (4,783)      (2,015)
                                                                              ---------    ---------
            Net cash used in investing activities                               (95,906)     (79,339)
                                                                              ---------    ---------

Cash flows from financing activities:
     Proceeds from additional borrowings                                        151,285       38,988
     Proceeds from common shares issuance, net of expenses paid                  17,749          -0-
     Proceeds from Preferred Stock Offering, net of expenses paid                   -0-       48,125
     Proceeds from Dividend Reinvestment Plan and exercise of stock options      21,985          -0-
     Principal reductions of debt                                               (71,866)     (71,052)
     Net change in revolving credit balances                                    (55,773)      33,385
     Dividends paid to common and preferred shareholders                        (61,580)     (55,390)
     Distributions to minority partners in CRLP                                 (21,938)     (21,210)
     Payment of mortgage financing cost                                            (885)      (1,504)
     Other, net                                                                     -0-         (352)
                                                                              ---------    ---------
            Net cash provided by (used in) financing activities                 (21,023)     (29,010)
                                                                              ---------    ---------
            Increase (decrease) in cash and equivalents                          (8,307)        (721)
Cash and equivalents, beginning of period                                        10,129        4,277
                                                                              ---------    ---------
Cash and equivalents, end of period                                           $   1,822    $   3,556
                                                                              =========    =========


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

Note 1 -- Basis of Presentation
         The accompanying unaudited consolidated condensed financial statements of Colonial Properties Trust (the "Company") have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial reporting and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31 and June 30, 2002. The December 31, 2001 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2001 amounts have been reclassified to conform to the current year's financial statement presentation.

         Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides additional guidance on the accounting for impairments of long-lived assets and updates the accounting and reporting requirements for discontinued operations. In accordance with the provisions of SFAS 144, the Company records individual property sales as discontinued operations, unless the Company maintains significant continuing involvement with properties that have been sold. During the third quarter of 2002, the Company had three property sales that were required to be classified as discontinued operations. See Note 2 for further discussion.

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

Note 2 -- Acquisitions and Dispositions

         Acquisitions
         Effective August 1, 2002, the Company acquired Heathrow International Business Center, a seven-building office park totaling 804,078 rentable square feet and 102 acres of land for potential future development, located in the Lake Mary/Heathrow submarket of Orlando, Florida. Current tenants include national and regional companies like Veritas, Bank One, FiServ, and The United States Government. The total purchase price of the office park was $122.0 million, which was primarily funded through the Company's recent sales of multifamily and retail assets and the assumption of $44.0 million of existing debt. The remaining balance was funded through the Company's unsecured line of credit. Additionally, the Company has agreed to acquire one new office building that contains 192,000 square feet. The closing for this acquisition will occur upon the earlier of the third anniversary of the date of the agreement or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based on the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

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

         Dispositions
         On July 11, 2002, the Company sold University Park Plaza, an office asset, and Colonial Promenade University Park, Phase II, a retail asset, both located in Orlando, Florida. University Park Plaza consists of three office buildings totaling 72,500 square feet and Colonial Promenade University Park, Phase II contains 183,450 square feet. The total sales price for these assets was $16.7 million, resulting in a net gain of $5.7 million, which was recorded as discontinued operations, in accordance with SFAS 144. Additionally, the Company recorded the operations of these properties for all periods presented as discontinued operations, in accordance with SFAS 144. The proceeds from the sales were used to acquire Heathrow International Business Center in Orlando, Florida, as noted above.

         On September 9, 2002, the Company sold two office buildings totaling 32,000 square feet located in Birmingham, Alabama, within the Colonnade office complex. The total sales price for these buildings was $3.7 million, resulting in a net gain of $0.4 million, which was recorded as discontinued operations, in accordance with SFAS 144. Additionally, the Company recorded the operations of these buildings for all periods presented as discontinued operations, in accordance with SFAS 144. The proceeds from the sale were used to repay a portion of the borrowings under the Company's unsecured line of credit.

Note 3 -- Debt Financing
         On July 31, 2002, the Company completed a $100.0 million public debt offering of unsecured senior notes by Colonial Realty Limited Partnership, its operating partnership. The notes, which mature in July 2012, bear a coupon rate of 6.88%, and were priced to yield an effective rate of 6.99% over the ten-year term. The Company used the net proceeds of the offering to repay a $57.5 million medium-term note that matured on August 9, 2002 and the remaining amount was used to pay down a portion of the outstanding balance on its unsecured line of credit.

Note 4 -- Orlando Fashion Square
         In October 1998, the Company sold a 50% interest in our Orlando Fashion Square retail property located in Orlando, Florida to a third party. Subsequently, the Company entered into a joint venture agreement with the third party, and the joint venture entered into an agreement with the Company relating to the management of the property. The joint venture agreement gives the third party the right, which became effective December 28, 2001, to convert its 50% interest in the property to the Company's common shares if specified terms and conditions are met. The conversion value of the interest would be determined at the time of conversion in accordance with the procedures set forth in the joint venture agreement, and would be net of the third party's pro rata share of any indebtedness secured by the property. The terms and conditions also include an "accretion threshold", as defined, which must be met. At the time of the original transaction, the Company considered the terms of the agreement in their entirety (including the conversion right, the accretion threshold, and the conversion value determination procedures) and assessed whether the third party could compel the Company to repurchase the 50% interest sold. The Company concluded that the likelihood of a compelled repurchase was remote, and accordingly accounted for the transaction as a sale.

         On May 31, 2002, the 50% joint venture partner elected to exercise its option to convert its 50% interest in the property to the Company's common shares. In accordance with the terms of the joint venture agreement, we negotiated with our joint venture partner and were unable to reach an agreement. Therefore, on September 11, 2002, the joint venture partner elected to withdraw its conversion election.

Note 5 -- Net Income Per Share
         The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands, except per share data)
                                                                   Three Months       Three       Nine Months     Nine Months
                                                                       Ended       Months Ended      Ended           Ended
                                                                     September       September      September      September
                                                                        30,            30,            30,             30,
                                                                       2002            2001           2002           2001
                                                                   --------------  -------------  -------------  --------------
       Numerator:
            Net income                                           $        15,994 $       15,752 $       58,455 $        34,186
        Less: Preferred stock dividends                                   (3,890)        (3,890)       (11,674)         (9,501)
                                                                   --------------  -------------  -------------  --------------
         Income available to common shareholders                 $        12,104 $       11,862 $       46,781 $        24,685
                                                                   --------------  -------------  -------------  --------------
       Denominator:
         Denominator  for basic net  income per share - weighted
         average common shares                                            22,517         20,775         21,984          20,761
         Effect of dilutive securities:
         Trustee and employee stock options, treasury method                 283            145            269             102
                                                                   --------------  -------------  -------------  --------------
         Denominator   for   diluted  net  income  per  share  -
         adjusted weighted average common shares                          22,800         20,920         22,253          20,863
                                                                   --------------  -------------  -------------  --------------
         Basic net income per share                              $          0.54 $         0.57 $         2.13 $          1.19
                                                                   --------------  -------------  -------------  --------------
         Diluted net income per share                            $          0.53 $         0.57 $         2.10 $          1.18
                                                                   --------------  -------------  -------------  --------------

         Options to purchase 40,000 common shares at a weighted average exercise price of $35.57 per share were outstanding during 2002, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 6 -- Segment Information
         The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily,
Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2001 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially-owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information and the reconciliation to total revenues and income before minority interest for the three months and nine months ended September 30, 2002 and 2001, and total divisional assets to total assets as of September 30, 2002 and December 31, 2001 is as follows:

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
                                                  ------------------------------------   -----------------------------
      (in thousands)                                   2002                2001              2002            2001
                                                  ----------------    ----------------   -------------    ------------
Revenues:
      Divisional Revenues
           Multifamily                                   $ 24,876            $ 30,337        $ 79,685        $ 90,140
           Office                                          21,140              14,738          52,975          42,610
           Retail                                          37,354              36,428         112,500         107,176
                                                  ----------------    ----------------   -------------    ------------
                Total Divisional Revenues:                 83,370              81,503         245,160         239,926

      Partially-owned subsidiaries                         (3,539)             (3,149)         (9,695)         (9,712)
      Unallocated corporate revenues                        2,470                 564           6,779           1,728
      Discontinued operations revenues                       (178)               (447)         (1,262)         (1,413)
                                                  ----------------    ----------------   -------------    ------------
                Total Consolidated Revenues:             $ 82,123            $ 78,471       $ 240,982        $230,529
                                                  ----------------    ----------------   -------------    ------------

NOI:
      Divisional NOI
           Multifamily                                   $ 16,349            $ 19,976        $ 52,287        $ 60,494
           Office                                          15,433              10,564          37,591          30,400
           Retail                                          25,586              25,588          77,538          75,832
                                                  ----------------    ----------------   -------------    ------------
                Total Divisional NOI:                      57,368              56,128         167,416         166,726

      Partially-owned subsidiaries                         (2,140)             (1,886)         (5,543)         (5,741)
      Unallocated corporate revenues                        2,470                 564           6,779           1,728
      Discontinued operations NOI                             (55)               (118)           (451)           (429)
      General and administrative expenses                  (3,445)             (2,574)        (11,938)         (7,702)
      Depreciation                                        (18,514)            (16,561)        (53,879)        (48,385)
      Amortization                                         (2,189)             (2,026)         (6,319)         (5,647)
      Other                                                   (13)                 67             141              14
                                                  ----------------    ----------------   -------------    ------------
           Income from operations                          33,482              33,594          96,206         100,564
                                                  ----------------    ----------------   -------------    ------------
      Total other expense                                 (15,624)             (9,334)        (14,104)        (46,876)
                                                  ----------------    ----------------   -------------    ------------
           Income before minority interest               $ 17,858            $ 24,260        $ 82,102        $ 53,688
                                                  ----------------    ----------------   -------------    ------------




      (in thousands)                               September 30,        December 31,
Assets:                                                2002                2001
                                                  ----------------    ----------------
      Divisional Assets
           Multifamily                                  $ 650,347           $ 723,447
           Office                                         593,296             377,255
           Retail                                         913,120             905,964
                                                  ----------------    ----------------
                Total Divisional Assets:                2,156,763           2,006,666

      Partially-owned subsidiaries                       (118,010)           (106,191)
      Unallocated corporate assets (1)                     96,760             114,148
                                                  ----------------    ----------------
                                                      $ 2,135,513         $ 2,014,623
                                                  ----------------    ----------------

(1) Includes the Company's investment in partially-owned entities of $34,864 as of September 30, 2002, and $31,594 as of December 31, 2001.

Note 7 -- Financial Instruments: Derivatives and Hedging

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

         The Company has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at September 30, 2002. The notional value at September 30, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent total exposure to credit, interest rate, or market risk.

                                                                   Interest                       Fair Value
Product Type                               Notional Value          Rate          Maturity       (in thousands)
------------------------------------------ ----------------------- ------------- ------------ -------------------
1) Interest Rate SWAP, Cash Flow           $30.2-$27.7 million     5.932%        1/01/06              $  (3,096)
2) Interest Rate SWAP, Cash Flow           $75.0 million           2.130%        12/10/02                   (71)
3) Interest Rate SWAP, Cash Flow           $50.0 million           2.319%        1/01/03                    (98)
4) Interest Rate SWAP, Cash Flow           $25.0 million           2.430%        1/01/03                    (58)
5) Interest Rate SWAP, Fair Value          $50.0 million           5.015%        7/26/04                   3,111
6) Interest Rate CAP, Cash Flow            $21.1 million           6.850%        6/29/04                       5
7) Interest Rate CAP, Cash Flow            $17.9 million           6.850%        7/06/04                       5
8) Interest Rate CAP, Cash Flow            $30.4 million           11.200%       6/30/03                       0
9) Interest Rate CAPS, Cash Flow           $53.0 million           4.840%        4/01/04                      20

         On September 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $3.1 million and Other Liabilities of $3.3 million. For the quarter and the year-to-date, adjustments of $0.9 million and $1.7 million were recorded, respectively, as unrealized losses in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $0.9 million during the third quarter 2002. Additionally, the Company recorded a $4,000 loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional amounts.

         Most of the Company's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $1.5 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Note 8 -- Comprehensive Income (Loss)

         Comprehensive income (loss) consisted of the following:

  (in thousands)                                                   Three Months ended          Nine Months ended
                                                                   September 30, 2002         September 30, 2002
                                                                -------------------------- --------------------------

  Net income                                                            $ 15,994                   $ 58,455
  Other comprehensive income (loss)
       Unrealized income (loss) on cash flow
              hedging activities                                            (939)                    (1,717)
                                                                -------------------------- --------------------------
  Comprehensive income                                                  $ 15,055                   $ 56,738
                                                                -------------------------- --------------------------

         Accumulated other comprehensive income (loss) consisted of the following:

 (in thousands)                                          Accumulated Other
                                                    Comprehensive Income (Loss)
                                                    ---------------------------

 Balance at December 31, 2001                               $ (1,403)
 Current period change in fair value of
        derivative instruments                                (1,717)
                                                    ---------------------------
 Balance at September 30, 2002                              $ (3,120)
                                                    ---------------------------


Note 9 -- Subsequent Events

         Derivative Instruments
         During October 2002, the Company entered into three interest rate swap agreements, one with Wells Fargo Bank and two with PNC Bank, in which the Company effectively fixed $150.0 million of its floating rate debt at an average rate of 1.79% plus the spread on the LIBOR-indexed floating rate debt. The swaps are effective January 2, 2003 and will mature on January 2, 2004.

         Distribution
         On October 24, 2002, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership (CRLP) in the amount of $0.66 per share and per unit, totaling $22.1 million. The distribution was declared to shareholders and partners of record as of November 4, 2002, and was paid on November 11, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of September 30, 2002, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2002, except for Note 18, as to which the date is February 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP





Birmingham, Alabama
October 24, 2002

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
         Colonial Properties Trust (Colonial or the Company) is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of September 30, 2002, Colonial's real estate portfolio consisted of 41 multifamily communities, 21 office properties, and 44 retail properties.

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

Results of Operations -- Three Months Ended September 30, 2002 and 2001

         Revenue -- Total revenue increased by $3.7 million, or 4.7%, for the third quarter of 2002 when compared to the third quarter of 2001. The majority of this increase, $3.6 million represents revenues generated by properties acquired or developed during 2002 and the second half of 2001, net of revenues from properties disposed of in 2002 and 2001. The remaining increase primarily relates to increases in rental rates at existing properties, other ancillary income, and third party management fee income.

         Same-property revenue decreased by $1.1 million, or 1.6%, for the third quarter of 2002 when compared to the third quarter of 2001. This decrease is primarily related to an increase in move-in concessions in our multifamily properties during the third quarter of 2002 as a result of a slowdown in the U.S. economy during the last year, and a decrease in overall occupancy percentages within all of our divisions, offset by lease buyouts that occurred in our office division in the third quarter of 2002.

         Operating Expenses -- Total operating expenses increased by $3.8 million, or 8.4%, for the third quarter of 2002 when compared to the third quarter of 2001. Of this increase, $1.9 million is related to the operating expenses of properties acquired or developed during 2002 and the second half of 2001, net of expenses from properties disposed of in 2002 and 2001, and $1.1 million is related to the consolidation of CPSI effective September 1, 2001. The remaining increase is associated with increases in general operating expenses and repairs and maintenance expenses.

         Same-property operating expenses increased by $0.5 million, or 2.4%, for the third quarter of 2002 when compared to the third quarter of 2001. The increase is primarily associated with increases in general operating expenses, utilities expenses, and repairs and maintenance expenses.

         Other Income and Expense -- Interest expense decreased by $0.6 million, or 3.5%, for the third quarter of 2002 when compared to the third quarter of 2001. The decrease in interest expense is primarily attributable to the decrease in the interest rate environment in the third quarter 2002 as compared to the third quarter 2001. Overall, the Company's weighted average interest rate decreased from 6.56% at September 30, 2001 to 6.02% at September 30, 2002, and notes and mortgages payable increased to $1.26 billion at September 30, 2002 from $1.18 billion at September 30, 2001. Additionally, gains (losses) on sales of property decreased $6.9 million in the third quarter of 2002 when compared to the third quarter of 2001. See Liquidity and Capital Resources for further discussion.

Results of Operations -- Nine Months Ended September 30, 2002 and 2001

         Revenue -- Total revenue increased by $10.5 million, or 4.5%, for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Of this increase, $4.0 million represents revenues generated by properties acquired or developed during 2002 and the second half of 2001, net of properties disposed of in 2002 and 2001, and $1.8 million relates to the consolidation of CPSI effective September 1, 2001. The remaining increase primarily relates to increases in rental rates at existing properties, other ancillary income, lease buyouts within our office division, and third party management fee income.

         Same-property revenue increased by $1.9 million, or 0.9%, for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. This increase is primarily related to the increase in rental rates and specialty leasing income in our retail operating properties, offset by an increase in move-in concessions and vacancy losses in our multifamily properties during the nine months ended September 30, 2002 as a result of a slowdown in the U.S. economy during the last year.

         Operating Expenses -- Total operating expenses increased by $14.8 million, or 11.4%, for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Of this increase, $2.1 million is related to increases in real estate taxes, licenses, and insurance, $3.4 million is related to the consolidation of CPSI effective September 1, 2001, and $2.7 million is related to depreciation and amortization expense on newly developed or acquired properties, net of properties disposed of in 2002 and 2001. The remaining increase primarily relates to increases in general operating expenses and repairs and maintenance at existing properties.

         Same-property operating expenses increased by $4.3 million, or 7.2%, for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Of the increase, $2.6 million is related to the increase in real estate taxes and insurance in our current markets. The remaining increase is associated with increases in general operating expenses, utilities expenses, and repairs and maintenance expenses.

         Other Income and Expense -- Interest expense decreased by $8.1 million, or 14.5%, for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The decrease in interest expense is primarily attributable to the decrease in the interest rate environment in the first nine months of 2002 as compared to the first nine months of 2001. Overall, the Company's weighted average interest rate decreased from 6.56% at September 30, 2001 to 6.02% at September 30, 2002, and notes and mortgages payable increased to $1.26 billion at September 30, 2002 from $1.18 billion at September 30, 2001. Gains (losses) on sales of property increased $25.4 million for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001, which is attributable to the sales of approximately $114.9 million of assets during the nine months ended September 30, 2002, as compared to $40.6 million during the nine months ended September 30, 2001. See Liquidity and Capital Resources for further discussion.

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

Other Arrangements
         In August 2001, the Company entered into an agreement to provide services to an unrelated third party in connection with the third party's development of a $30.0 million multi-family property in North Carolina. Colonial was engaged to serve as development consultant and leasing and management agent for this property. In addition, for a fee, the Company is serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers, and matures in August 2003. The Company has a right of first refusal to purchase the property should the third party elect to sell. Over the term of the agreement, the Company expects to earn market fees for its services.

         During January 2000, the Company initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of the Company's management were able to purchase 425,925 Units of CRLP. Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the Units. The Units are pledged as collateral against the loans. In addition, the Company has provided a guarantee to the unrelated financial institution for the personal loans, which mature in January 2005. The value of the Units purchased under the Unit Purchase Program was approximately $10.0 million.

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

         During the third quarter of 2002, the Company invested $140.4 million in the acquisition and development of properties. The Company financed this growth through advances on its bank line of credit, cash from operations, proceeds from the Company's dividend reinvestment plan, disposition of assets, and financing of certain properties. As of September 30, 2002, the Company had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, which matures in April 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at September 30, 2002, was $205.5 million.

         At September 30, 2002, the Company's total outstanding debt balance was $1.26 billion. The outstanding balance includes fixed-rate debt of $1.01 billion, or 80.6% of the total debt balance, and floating-rate debt of $244.9 million, or 19.4% of the total debt balance. The Company's total market capitalization as of September 30, 2002 was $2.7 billion and its ratio of debt to market capitalization was 45.9%. Certain loan agreements of the Company contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2002, the Company was in compliance with these covenants.

         The Company continued its asset recycling program, which allows the Company to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During the third quarter of 2002, the Company sold University Park Plaza, an office asset, and Colonial Promenade University Park, Phase II, a retail asset, both located in Orlando, Florida. University Park Plaza consists of three office buildings totaling 72,500 square feet and Colonial Promenade University Park, Phase II contains 183,450 square feet. The total sales price for these assets was $16.7 million. Additionally, the Company sold two office buildings totaling 32,000 square feet located in Birmingham, Alabama, within the Colonnade office complex. The total sales price for these buildings was $3.7 million.

         The proceeds from the sales were used to acquire Heathrow International Business Center in Orlando, Florida, a seven-building office park totaling 804,678 rentable square feet and 102 acres of land for potential future development, located in the Lake Mary/Heathrow submarket of Orlando, Florida. Current tenants include national and regional companies like Veritas, Bank One, FiServ, and The United States Government. The total purchase price of the office park was $122.0 million, which was recorded at fair value in accordance with generally accepted accounting principles, and was primarily funded through the Company's recent sales of multifamily and retail assets and the assumption of $44.0 million of existing debt. The remaining balance was funded through the Company's unsecured line of credit. Additionally, the Company has agreed to acquire one new office building that contains 192,000 square feet. The closing for this acquisition will occur upon the earlier of the third anniversary of the date of the agreement or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based on the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

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

         The Company has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at September 30, 2002. The notional value at September 30, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                   Interest                       Fair Value
Product Type                               Notional Value          Rate          Maturity       (in thousands)
------------------------------------------ ----------------------- ------------- ------------ -------------------
1) Interest Rate SWAP, Cash Flow           $30.2-$27.7 million     5.932%        1/01/06              $  (3,096)
2) Interest Rate SWAP, Cash Flow           $75.0 million           2.130%        12/10/02                   (71)
3) Interest Rate SWAP, Cash Flow           $50.0 million           2.319%        1/01/03                    (98)
4) Interest Rate SWAP, Cash Flow           $25.0 million           2.430%        1/01/03                    (58)
5) Interest Rate SWAP, Fair Value          $50.0 million           5.015%        7/26/04                   3,111
6) Interest Rate CAP, Cash Flow            $21.1 million           6.850%        6/29/04                       5
7) Interest Rate CAP, Cash Flow            $17.9 million           6.850%        7/06/04                       5
8) Interest Rate CAP, Cash Flow            $30.4 million           11.200%       6/30/03                       0
9) Interest Rate CAPS, Cash Flow           $53.0 million           4.840%        4/01/04                      20

         On September 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $3.1 million and Other Liabilities of $3.3 million. For the quarter and the year-to-date, adjustments of $0.9 million and $1.7 million were recorded, respectively, as unrealized losses in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $0.9 million during the third quarter 2002. Additionally, the Company recorded a $4,000 loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional amounts.

         Most of the Company's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $1.5 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

         An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2002, the Company's exposure to rising interest rates was mitigated by the existing debt level of 45.9% of the Company's total market capitalization, the high percentage of fixed rate debt (80.6%), and the use of interest rate swaps to effectively fix the interest rate on $75.0 million through December 2002, $75.0 million through January 2003, $100.0 million through December 2003, and approximately $30.0 million through January 2006. As a result, for the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds from Operations

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. The
Company's FFO for the third quarter of 2002 and 2001 and nine months ended September 30, 2002 and 2001 was computed as follows:

                                                                      Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                  ---------------------------      ---------------------------
(in thousands, except per share and unit data)                         2002           2001             2002            2001
----------------------------------------------------------------- -----------    ------------      -----------    ------------
Net income available to common shareholders                          $12,104         $11,862          $46,781         $24,685
Adjustments (consolidated):
     Minority interest in CRLP                                         5,769           6,407           23,512          13,275
     Real estate depreciation and amortization                        19,406          17,715           56,490          51,533
      Consolidated gains from sales of property                      (6,684)         (7,480)         (38,796)         (7,334)
      Gains from sale of undepreciated property                          741               0              969               0
      Marketing fees                                                       0           1,399            1,658           1,414
      Straight-line rents                                              (588)           (147)          (1,369)         (1,114)

Adjustments (unconsolidated subsidiaries):
      Real estate depreciation and amortization                          628             584            1,835           1,750
      Straight-line rents                                                (1)            (10)             (23)            (41)
      Extraordinary loss                                                   0               0                0              17
      Losses from sales of property                                        0               0                0               3
                                                                  -----------    ------------      -----------    ------------
Funds From Operations                                                $31,375         $30,330          $91,057         $84,188
                                                                  -----------    ------------      -----------    ------------

Funds From Operations per Share & Unit - Basic                         $0.94           $0.95            $2.76           $2.63
                                                                  -----------    ------------      -----------    ------------
Funds From Operations per Share & Unit - Diluted                       $0.93           $0.94            $2.73           $2.62
                                                                  -----------    ------------      -----------    ------------

Weighted Average Common Shares Outstanding - Basic                    22,517          20,775           21,984          20,761
Weighted Average Partnership Units Outstanding - Basic (1)            10,909          11,219           11,060          11,222
                                                                  -----------    ------------      -----------    ------------
Weighted Average Shares and Units Outstanding - Basic                 33,426          31,994           33,043          31,983
                                                                  -----------    ------------      -----------    ------------
Effect of Dilutive Securities                                            283             145              269             102
                                                                  -----------    ------------      -----------    ------------
Weighted Average Shares and Units Outstanding - Diluted               33,709          32,139           33,312          32,085
                                                                  -----------    ------------      -----------    ------------

(1) Represents the weighted average of outstanding units of minority interest in Colonial Realty Limited Partnership.

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts at September 30, 2002.

                                                                                                                     Estimated
                                                                                                                        Fair
(amounts in thousands)          2002        2003         2004        2005         2006     Thereafter     Total        Value
---------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                      $ -     252,951       65,866     109,384       75,000     512,737    1,015,938    1,027,146
Average interest rate
     at September 30, 2002             -       4.79%        7.70%       7.55%        7.97%       7.26%        6.76%            -

Variable Debt                        $ -      55,974       50,000           -            -     138,879      244,853      244,853
Average interest rate
     at September 30, 2002             -       2.97%        3.82%           -            -       2.73%        3.01%            -

Interest Rate SWAPs

     Variable to fixed               $ -     150,000            -           -       29,447           -      179,447       (3,323)
     Average pay rate                  -       2.24%            -           -        6.59%           -        2.95%            -

     Fixed to variable               $ -           -       50,000           -            -           -       50,000        3,111
     Average pay rate                  -           -        5.02%           -            -           -        5.02%            -

Interest Rate Cap                    $ -      30,379       90,819           -            -           -      121,198           31
    Interest Rate                      -      11.20%        5.69%           -            -           -        7.07%            -


         The table incorporates only those exposures that exist as of September 30, 2002 and it does not reflect those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

Item 4.  Controls and Procedures.

         Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management and the support of the Company's external auditors, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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


                                               COLONIAL PROPERTIES TRUST




Date:  November 14, 2002                   /s/ Howard B. Nelson, Jr.
                                               --------------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  November 14, 2002                   /s/ Kenneth E. Howell
                                               -------------------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                              (Principal Accounting Officer)