Form 10-K/A
period 2001-12-31
COLONIAL PROPERTIES TRUST
filed 2002-11-27
CIK 909111

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

          Number of the Registrant's Common Shares of Beneficial Interest outstanding as of March 11, 2002: 21,875,050.

         Documents Incorporated by Reference

         Portions of the Proxy Statement for the annual shareholders meeting held in April 2002 are incorporated by reference into Part III.

         This amendment to Colonial Properties Trust's annual report on Form 10-K for the year ended December 31, 2001 is being filed to include the audit report of the Company's financial statements that was inadvertently omitted from the Company's Form 10-K that was filed on March 28, 2002 and to further clarify the accounting treatment of the transfer of 50% of Orlando Fashion Square to the joint venture in 1998 (See Note 6 - Investment in Partially Owned Entities and Other Arrangements). The audit report should have been included as a part of
Exhibit 13.1, Certain Portions of the Annual Report to Shareholders, that was filed with the 10-K. As a result, Exhibit 13.1, which includes the audit report and the additional language related to the accounting treatment of the transfer of 50% of Orlando Fashion Square to the joint venture in 1998, is being re-filed with this amendment.

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

         /s/Herbert A. Meisler                       Trustee
---------------------------------------------------
           Herbert A. Meisler

         /s/Clause B. Nielsen                        Trustee
---------------------------------------------------
           Claude B. Nielsen

         /s/Harold W. Ripps                          Trustee
---------------------------------------------------
           Harold W. Ripps

         /s/Donald T. Senterfitt                     Trustee
---------------------------------------------------
           Donald T. Senterfitt

                              CERTIFICATIONS UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

                                  CERTIFICATION

I, Thomas H. Lowder, certify that:

1. I have reviewed this annual report on Form 10-K/A for the year ending December 31, 2001 of Colonial Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  November 26, 2002



/s/ Thomas H. Lowder
    ----------------------
    Thomas H. Lowder
    Chief Executive Officer

                              CERTIFICATIONS UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT
                                  CERTIFICATION


I, Howard B. Nelson, certify that:

1. I have reviewed this annual report on Form 10-K/A for the year ending December 31, 2001 of Colonial Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  November 26, 2002



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