Form 10-K
period 2002-12-31
COLONIAL PROPERTIES TRUST
filed 2003-03-28
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002 OR

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

Registrant's telephone number, including area code: (205) 250-8700 Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
      Title of each class                           which registered
      -------------------                  ------------------------------------
Common Shares of Beneficial Interest,
     $.01 par value per share                     New York Stock Exchange
 8.75% Series A Cumulative Redeemable
Preferred Shares of Beneficial Interest           New York Stock Exchange
 9.25% Series C Cumulative Redeemable
Preferred Shares of Beneficial Interest           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        YES X         NO
           ----         ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

         YES  X        NO
             ----         ----

         The aggregate market value of the 21,072,613 Common Shares held by non-affiliates of the Registrant was approximately $820,778,276 based on the closing price on the New York Stock Exchange for such Common Shares on June 28, 2002.

         Number of the Registrant's Common Shares of Beneficial Interest outstanding as of February 28, 2003: 23,431,052.

         Documents Incorporated by Reference

         Portions of the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference into Part II. Portions of the Proxy Statement for the annual shareholders meeting to be held in 2003 are incorporated by reference into Part III.

                                     PART I

         This annual report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

o National, regional and local economic and business conditions that will, among other things, affect:
     o    Demand for multifamily, office and retail properties,
     o The ability of the general economy to recover timely from the current economic downturn,
     o    Availability and creditworthiness of tenants,
     o    The level of lease rents, and
     o    The availability of financing for both tenants and us;

o    Adverse changes in the real estate markets, including, among other things:
     o    Competition with other companies, and
     o Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);

o Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
o    Ability to obtain insurance at a reasonable cost;
o Ability to maintain our status as a REIT for federal and state income tax purposes;
o    Governmental actions and initiatives; and
o    Environmental/safety requirements.


Item 1.           Business.

As used herein, the terms "Company", "we", "us" and "our" refer to Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including, Colonial Realty Limited Partnership, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc. or, as the context may require, Colonial Properties Trust only or Colonial Realty Limited Partnership only.

         We are a self-administered equity real estate investment trust (a "REIT") that is one of the largest owners, developers and operators of multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 106 properties as of December 31, 2002, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As of December 31, 2002, we owned 41 multifamily apartment communities containing a total of 14,566 apartment units (the "multifamily properties"), 21 office properties containing a total of approximately 5.2 million square feet of office space (the "office properties"), 44 retail properties containing a total of approximately 15.5 million square feet of retail space (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of December 31, 2002, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 88%, 91% and 89% leased, respectively.

         We are the direct general partner of, and hold approximately 67.9% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership ("Colonial Realty", the "Operating Partnership", or "CRLP"). We conduct all of our business through the Operating Partnership, Colonial Properties Services Limited Partnership (the "Management Partnership"), which provides management services for the Properties, and Colonial Properties Services, Inc. (the "Management Corporation"), which provides management services for properties owned by third parties.

         Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700. We were formed in Maryland on July 9, 1993. We were reorganized as an Alabama real estate investment trust in 1995.

Acquisitions, Developments and Re-developments

         The following table summarizes our acquisitions, developments and re-developments that were completed in 2002. For the purposes of the following table and throughout this Form 10-K, the size of a multifamily property is measured by the number of units and the size of an office property and retail property is measured in square feet.


                                                                                Total                Total
                                                  Location                  Units/Sq. Feet            Cost
                                             --------------------        ------------------     ---------------
Acquisitions:

Office Properties
901 Maitland Center                            Orlando, FL                      155,669            $ 16,566
Colonnade                                      Birmingham, AL                   419,377              49,025
Heathrow International Business Center         Orlando, FL                      804,078             122,025
                                                                          ------------------     ---------------
                                                                              1,379,124             187,616
                                                                          ------------------     ---------------

Retail Properties
Shops at Colonnade                             Birmingham, AL                   112,186               6,600
                                                                          ------------------     ---------------

          Total Acquisitions                                                                        194,216
                                                                                                 ---------------

Completed Developments and Re-developments:

Multifamily Properties
Colonial Grand at TownPark - Lake Mary         Orlando, FL                          456              37,737
Colonial Village at TownPark - Sarasota        Sarasota, FL                         272              21,666
                                                                         ------------------     ---------------
                                                                                    728              59,403
                                                                         ------------------     ---------------

Office Properties
Colonial Center at TownPark 600                Orlando, FL                      199,585              27,558
                                                                         ------------------     ---------------

Retail Properties
Colonial Promenade Hoover                      Birmingham, AL                   166,000              16,625
Parkway Place (1) (re-development)             Huntsville, AL                   630,000              34,407
                                                                         ------------------     ---------------
                                                                                796,000              51,032
                                                                         ------------------     ---------------
          Total Developments and Re-developments                                                    137,993
                                                                                                ---------------

                                                                                                ---------------
          Total Acquisitions, Developments and Re-developments                                    $ 332,209
                                                                                                ---------------

(1) Property is owned through a joint venture. Costs presented are 45% of total project costs, and square footage represents the entire property.

Acquisitions

         During 2002, we acquired three office properties and one retail property as described below.

         Office Properties

         901 Maitland Center - During March 2002, we acquired 901 Maitland Center, a 155,669 square foot office building located in Orlando, Florida, within Orlando's largest suburban office park. The total purchase price was $16.6 million and was funded through the sale of Colonial Grand at Palma Sola, a 340-unit multifamily asset located in Bradenton, Florida. See disposition activity below for further discussion.

         Colonnade - During May 2002, we acquired The Colonnade, which includes five Class A office buildings totaling 419,377 square feet, located in the premier suburban office park in Birmingham, Alabama. The buildings are part of a mixed-use development, and adjacent sites include such amenities as hotels, restaurants, banking and financial services, and shopping. The office buildings were purchased for a total purchase price of $49.0 million, which was primarily funded through the sale of certain multifamily properties. See disposition activity below for further discussion.

         Heathrow International Business Center - During August 2002, we acquired Heathrow International Business Center, a seven-building office park totaling 804,078 rentable square feet and 102 acres of land for potential future development, located in the Lake Mary/Heathrow submarket of Orlando, Florida. Current tenants include national and regional companies like Veritas, Bank One, FiServ, and The United States Government. The total purchase price of the office park was $122.0 million, which was primarily funded through our recent sales of multifamily and retail assets and the assumption of $44.0 million of existing debt. The remaining balance was funded through our unsecured line of credit.

         Retail Property

         Shops at Colonnade - During May 2002, we acquired the Shops at Colonnade, a 112,186 square foot village style retail center, located in Birmingham, Alabama. The property is part of a mixed-use development, and adjacent sites include such amenities as hotels, restaurants, banking and financial services, and office buildings. The retail property was purchased for a total purchase price of $6.6 million, which was primarily funded through the sale of certain multifamily properties. See disposition activity below for further discussion.

Completed Multifamily Development Activity

         During 2002, we completed the development of two multifamily properties as described below.

         Colonial Grand at TownPark - Sarasota--During the first quarter of 2002, we completed the development of Colonial Grand at TownPark - Sarasota, a 272-unit multifamily community located in Sarasota, Florida. The new apartments include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs totaled $21.7 million and were funded through advances on our unsecured line of credit.

         Colonial Grand at TownPark - Lake Mary--During the second quarter of 2002, we completed the development of Colonial Grand at TownPark - Lake Mary, a 456-unit multifamily community located in Orlando, Florida. The new apartments include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs totaled $37.7 million and were funded through advances on our unsecured line of credit.

Completed Office Property Development Activity

         Colonial Center TownPark 600--During the fourth quarter of 2002, we completed the development of Colonial Center TownPark 600, a 199,585 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. This building is a build-to-suit development for FiServ, Inc., a financial software company with approximately 14,000 employees worldwide. Project development costs, including land acquisitions totaled $27.6 million and were funded through advances on our unsecured line of credit.

Completed Retail Development and Redevelopment Activity

         Colonial Promenade Hoover--During the third quarter of 2002, we completed the development of Colonial Promenade Hoover, a 166,000 square foot community shopping center located in Birmingham, Alabama. The center is anchored by a Super Wal-Mart Center. Project development costs including land acquisitions costs totaled $16.6 million and were funded through our unsecured line of credit.

         Parkway Place--During the fourth quarter of 2002, we, together with a joint venture partner, completed the re-development of Parkway Place, a 630,000 square foot mall located in Huntsville, Alabama. The mall is anchored by Parisian and Dillard's Department Stores. Total project development costs totaled $76.5 million, of which our portion was $34.4 million, which was funded through a construction loan secured by the property, which matures in December 2003.

Continuing Development Activity

         The following table summarizes our properties that are under construction and undeveloped land at December 31, 2002:


                                                     Total                                            Costs
                                                     Units/                      Estimated         Capitalized
                                                   Square        Estimated      Total Costs          To Date
                                                      Feet      Completion     (in thousands)    (in thousands)
                                                   -----------  ------------   ---------------   ----------------
   Office Projects:
   Colonial Center at TownPark 200                    155,000      2003        $       21,926    $        15,835

   Retail Projects:
   Colonial Promenade Trussville Phase II              65,000      2003                 8,400              2,084

   Mixed Use Projects Infrastructure
   Colonial TownPark - Lake Mary                                                       33,168             29,458
   Colonial TownPark - Sarasota                                                         6,410              4,969
   Colonial Center at Mansell                                                          10,794              9,863

   Other Projects and Undeveloped Land                                                                    20,311
                                                                                                 ----------------
                                                                                                 $        82,520
                                                                                                 ================

Continuing Office Property Development

         Colonial Center TownPark 200--During the third quarter of 2001, we began the development of Colonial Center TownPark 200, a 155,000 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. The building will include the most advanced technology systems available in the market, including high-speed internet access and fiber optic network infrastructure. Project development costs, including land acquisitions are expected to total $21.9 million and will be funded through advances on our unsecured line of credit. We expect to complete the project in the fourth quarter of 2003.



New Retail Development Activity

         Colonial Promenade Trussville II--During the fourth quarter of 2002, we began the development of Colonial Promenade Trussville II, a 65,000 square foot addition to Colonial Promenade Trussville, a community shopping center located in Birmingham, Alabama. The center will be anchored by a Sam's and Kohl's. Project development costs including land acquisitions costs are expected to total $8.4 million and will be funded through our unsecured line of credit. We expect to complete the project in the fourth quarter of 2003.



Dispositions

         During 2002, we disposed of eight multifamily properties that contained an aggregate of 1,988 units for a total consideration of $94.5 million. In addition, we disposed of two office properties that contained an aggregate of 104,496 square feet and three retail properties that contained an aggregate of 449,443 square feet for a total consideration of $8.7 million and $35.4 million, respectively. The following table is a summary of our disposition activity in 2002:


                                                                         Total          Sales Price
                  Property                          Location         Units/Sq. Feet   (in thousands)
-------------------------------------------------------------------------------------------------------

Multifamily Properties

Colonial Grand at Carrollwood                 Tampa, FL                          244          $ 15,244
Colonial Grand at Palma Sola                  Bradenton, FL                      340            19,036
Colonial Village at Cordova                   Pensacola, FL                      152             5,360
Colonial Village at Hillcrest                 Mobile, AL                         104             5,178
Colonial Village at McGehee                   Montgomery, AL                     468            18,390
Colonial Village at Monte D'Oro               Birmingham, AL                     200            11,166
Colonial Village at Oakleigh                  Pensacola, FL                      176            10,955
Ski Lodge - Tuscaloosa                        Tuscaloosa, AL                     304             9,180
                                                                    -----------------------------------
                                                                               1,988            94,509
Office Properties

University Park                               Orlando, FL                     72,496             5,012
Colonnade 4100 & 4200                         Birmingham, AL                  32,000             3,680
                                                                    -----------------------------------
                                                                             104,496             8,692
Retail Properties

Colonial Promenade University Park II         Orlando, FL                    183,500            11,694
Colonial Promenade Madison (1)                Huntsville, AL                 110,712             3,163
Colonial Promenade Hoover (2)                 Birmingham, AL                 155,231            20,530
                                                                    -----------------------------------
                                                                             449,443            35,387

     Total                                                                                   $ 138,588
                                                                                     ==================

(1)  The Company sold one-half of its 50% interest in the property.
(2)  The Company sold 90% of its interest in the property.

Recent Developments

         Orlando Fashion Square Joint Venture-- In October 1998, we sold a 50% interest in our Orlando Fashion Square retail property located in Orlando, Florida to a third party. Subsequently, we entered into a joint venture agreement with the third party, and the joint venture entered into an agreement with us relating to the management of the property. The joint venture agreement gives the third party the right, which became effective December 28, 2001, to convert its 50% interest in the property to our common shares if specified terms and conditions are met. The conversion value of the interest would be determined at the time of conversion in accordance with the procedures set forth in the joint venture agreement, and would be net of the third party's pro rata share of any indebtedness secured by the property. The terms and conditions also include an "accretion threshold", as defined, which must be met. At the time of the original transaction, we considered the terms of the agreement in their entirety (including the conversion right, the accretion threshold, and the conversion value determination procedures) and assessed whether the third party could compel us to repurchase the 50% interest sold. We concluded that the likelihood of a compelled repurchase was remote, and accordingly accounted for the transaction as a sale.

         On May 31, 2002, the 50% joint venture partner elected to exercise its option to convert its 50% interest in the property to our common shares. In accordance with the terms of the joint venture agreement, we negotiated with our joint venture partner and were unable to reach an agreement. Therefore, on September 11, 2002, the joint venture partner elected to withdraw its conversion election.

        Third Party Development-- During December 2002, we entered into an agreement with an unrelated third party in connection with the third party's development of a $23.5 million multi-family property in Tampa, Florida. We have agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in December 2007. At December 31, 2002, no amount had been funded to the unrelated third party and we have no liability recorded on our books for the potential loan amount. We have a right of first refusal to purchase the property should the third party elect to sell.

         Investment in Partially Owned Entities and Other Arrangements-- During August 2002, in connection with the purchase of Heathrow International Business Center, we agreed to acquire one new office building that contains 192,000 square feet. The closing for this acquisition is anticipated to occur upon the earlier of August 2005 or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based upon the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

         During December 2002, we sold 90% of our interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed the Highway 150, LLC, in which we maintain a 10% ownership and manage the property under contract with the Highway 150 LLC. In connection with the formation of the Highway 150 LLC, we are serving as a guarantor of $1.0 million of the debt related of the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company's maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2002, the total outstanding debt of the joint venture was approximately $17.8 million, which matures in December 2012. At December 31, 2002, no liability was recorded on our books for the guarantee. The proceeds of the joint venture transaction were used to repay a portion of the amount outstanding under our unsecured line of credit.

         Additionally during December 2002, we sold 25% of our interest in the Colonial Promenade Madison Joint Venture for $3.2 million. Under the original joint venture, we held a 50% interest in the joint venture. Therefore, we now maintain a 25% ownership of the property and continues to manage and lease the property. Proceeds from the joint venture transaction were used to repay a portion of the associated construction loan.



Financing Activity

         We funded a portion of our acquisition, development and re-development activities through the issuance of senior notes through CRLP, public offerings of common shares, proceeds received from the disposition of assets, proceeds related to the secured financing of three properties, and advances on our bank line of credit.

         On February 28, 2002, we sold 560,380 shares of our common shares in two transactions at $33.37 per share, resulting in net proceeds of $17.6 million to us, which were used to repay outstanding balances under our unsecured line of credit. Salomon Smith Barney deposited 260,710 shares into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 shares were deposited into Cohen & Steers Quality Income Realty Fund, Inc.

         On July 31, 2002, we completed a $100.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in July 2012, bear a coupon rate of 6.88%, and were priced to yield an effective rate of 6.99% over the ten-year term. We used the net proceeds of the offering to repay a $57.5 million medium-term note that matured on August 9, 2002 and the remaining amount was used to pay down a portion of the outstanding balance on our unsecured line of credit. Additionally during 2002, we received proceeds of $52.8 million related to the financing of three properties, which is collateralized by the related properties.

         We continued our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2002, we sold assets for an aggregate sales price of $138.6 million. See "Dispositions" above for a listing of the properties sold during 2002. We used the proceeds to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities.

         In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we record individual property sales as discontinued operations, unless we maintain a significant continuing involvement with the properties that have been sold. During 2002, the properties that were sold and classified as discontinued operations were University Park, Colonial Promenade University Park II, and Colonnade 4100 & 4200. We maintain a significant continuing involvement through a management contract or an ownership percentage in the remaining properties.


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

     o recycling capital by selectively disposing of assets that have reached their maximum investment potential and reinvesting the proceeds into opportunities with more growth potential;

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



          Our business strategy and the implementation of that strategy are determined by our Board of Trustees and may be changed from time to time.


Financing Strategy

         We seek to maintain a well-balanced, conservative and flexible capital structure by:

     o maintaining conservative debt service and fixed charge coverage ratios in order to sustain our investment grade status;

     o    extending and sequencing the maturity dates of our debt;

     o    borrowing primarily at fixed rates; and

     o generally pursuing long-term debt financings and refinancings on an unsecured basis.

         We believe that these strategies have enabled and should continue to enable us to access the debt and equity capital markets to fund debt refinancings and the acquisition and development of additional properties.

         We have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based on our unsecured debt ratings. Based on our debt ratings at December 31, 2002, the spread was 105 basis points. The line of credit is renewable in November 2005 and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used to finance property acquisitions and developments and has an outstanding balance at December 31, 2002, of $208.3 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, was 2.38% and 3.08% at December 31, 2002 and 2001, respectively.

         At December 31, 2002, our total outstanding debt balance was $1.3 billion. The outstanding balance includes fixed rate debt of $995.0 million, or 78.8%, and floating-rate debt of $267.2 million, or 21.2%. Our total market capitalization as of December 31, 2002 was $2.7 billion and our ratio of debt to total market capitalization was 47.1%. We calculate debt to total market capitalization as total debt as a percentage of total debt, including preferred shares and units, plus the market value of our outstanding common shares and the outstanding units of CRLP. Some of our loan agreements contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2002, we were in compliance with these covenants.

         We have entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at December 31, 2002. The notional value at December 31, 2002 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risk.



                                                                  Interest                          Fair Value
            Product Type                   Notional Value           Rate        Maturity       At December 31, 2002
                                                                                                  (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow            $30.2 - $27.7 million        5.932%        1/01/06                $  (3,117)
Interest Rate SWAP, Cash Flow                    $50.0 million        2.319%        1/02/03                      (38)
Interest Rate SWAP, Cash Flow                    $25.0 million        2.430%        1/01/03                      (21)
Interest Rate SWAP, Cash Flow                    $50.0 million        2.113%        1/02/04                     (370)
Interest Rate SWAP, Cash Flow                    $50.0 million        1.637%        1/02/04                     (131)
Interest Rate SWAP, Cash Flow                    $50.0 million        1.615%        1/02/04                     (119)
Interest Rate SWAP, Fair Value                   $50.0 million        5.015%        7/26/04                     2,633
Interest Rate CAP, Cash Flow                     $21.1 million        6.850%        6/29/04                         1
Interest Rate CAP, Cash Flow                     $17.9 million        6.850%        7/06/04                         1
Interest Rate CAP, Cash Flow                     $30.4 million       11.200%        6/30/03                         -
Interest Rate CAP, Cash Flow                     $17.1 million        4.840%         4/1/04                         1
Interest Rate CAP, Cash Flow                     $27.0 million        4.840%         4/1/04                         1
Interest Rate CAP, Cash Flow                      $8.7 million        4.840%         4/1/04                         -

         We do not use derivatives for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

         At December 31, 2002, derivatives with a fair value of $2.6 million were included in other assets and derivatives with a fair value of $3.8 million were included in other liabilities. The change in net unrealized gains/losses of $3.6 million in 2002 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders' equity. Hedge ineffectiveness of $23,000 on cash flow hedges was recognized in other income (expense) during 2002.

         Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $2.2 million of net unrealized gains/losses from accumulated other comprehensive income (loss) to interest expense during 2002. During 2003, we estimate that an additional $2.3 million will be reclassified to earnings from the current balance held in accumulated other comprehensive income (loss).

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


Property Management

         We are experienced in the management and leasing of multifamily, office and retail properties and believe that the management and leasing of our own portfolio has helped maintain consistent income growth and has resulted in reduced operating expenses from the properties. The third-party management, leasing and brokerage businesses conducted through the Management Corporation have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relationships with tenants who may require additional office or retail space and to identify potential acquisitions.


Operational Structure

       We manage our business with three separate and distinct operating divisions: multifamily, office and retail. We have centralized functions that are common to each division, including accounting, information technology, due diligence and administrative services. Decisions regarding acquisitions, developments and dispositions are also centralized. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows us to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides us with unique synergies allowing us to take advantage of a variety of investment opportunities. In addition, the third-party management, leasing and brokerage businesses have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relations with tenants that may require additional retail or office space and to identify potential acquisitions. See note 7 - Segment Reporting in our Notes to Consolidated Financial Statements within exhibit 13 for information on our three segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations and minority interest, and total divisional assets to total assets for the years ended December 31, 2002, 2001 and 2000. Additional information with respect to each of the operating divisions is set forth below:

       Multifamily Division. Our multifamily division is responsible for all aspects of multifamily operations, including day-to-day management and leasing of the 41 multifamily properties, as well as the provision of third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest.

       Office Division. Our office division is responsible for all aspects of our commercial office operations, including the provision of management and leasing services for the 21 office properties, as well as the provision of third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.

       Retail Division. Our retail division is responsible for all aspects of our retail operations, including the provision of management and leasing services for the 44 retail properties, as well as the provision of third-party management services for retail properties in which we do not have an ownership interest and for brokerage services in other retail property transactions.


Competition

         The ownership, development, operation and leasing of multifamily, office and retail properties are highly competitive. We compete with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. Our diversified business strategy of investing in multifamily, office and retail property types that are located in high-growth, demographically attractive cities in key Sunbelt states allows us to shift assets within our portfolio in order to take advantage of market timing and economic cycles, and to maximize investment returns.

Seasonality

         Our multifamily properties and office properties generally are not affected by seasonality. However, the retail shopping center industry is seasonal in nature, with shopping center tenant sales peaking during the fourth quarter due to the holiday season. As a result, a substantial portion of the percentage rent at our retail properties is not recognized until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income, although this impact is largely mitigated by recognizing minimum rent on a straight-line basis over the term of related leases in accordance with GAAP.


Environmental Matters

         We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition which we believe would have a material adverse effect on our financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that
(i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties have not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us. See "Risk Factors--Risks Associated with Our Operations--We could incur significant costs related to environmental issues" for a further discussion.

Insurance

         We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate level of coverage but we cannot predict at this time if we will be able to obtain or maintain full coverage at a reasonable cost in the future.


Employees

         As of December 31, 2002, we employed approximately 950 persons, including on-site property employees who provide services for the Properties that we own and/or manage.


Tax Status

         The Company, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may be subject to certain state and local taxes on our income and property. Distributions to shareholders are partially taxable as ordinary income and unrecaptured section 1250 gains, and partially non-taxable as return of capital. During 2002 our distributions had the following characteristics:



           Distribution          Ordinary          Return of
             Per Share            Income            Capital
           --------------     ---------------    --------------
  2002         $2.64              77.79%            22.21%

          In addition, our financial statements include the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc. (CPSI), that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management services for third-party owned properties and administrative services to us. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We recognized tax expense of $0.6 million in 2002 related to the taxable income of CPSI.


Available Information

         Our website address is www.colonialprop.com and provides access in the "Investor Relations" section, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Executive Officers of the Company

          The following is a biographical summary of our executive officers:

         Thomas H. Lowder, 53, has been a trustee since 1993. He has served as our Chairman of the Board, President and Chief Executive Officer since July 1993. Mr. Lowder became president of Colonial Properties, Inc., our predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for Colonial Properties Trust. Mr. Lowder's most recent board appointment was his election to the National Association of Real Estate Investment Trust (NAREIT) Board in June 1999. He presently serves on the board of directors of Community Foundation of Greater Birmingham, United Way of Central Alabama, Children's Hospital, Birmingham Southern College, and Crippled Children's Foundation. Mr. Lowder is a member of the executive committee of the Board of Trustees. Mr. Lowder is the brother of James K. Lowder, one of our trustees.

         C. Reynolds Thompson, III, 40, has been our Chief Operating Officer since September 1999, and is responsible for the Multifamily, Office, Retail and Mixed-Use divisions. Mr. Thompson oversees the management, acquisition, leasing and development of properties within its three operating divisions and development in the mixed-use division. Prior to his appointment as Chief Operating Officer, Mr. Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Thompson served as Executive Vice President--Office Division, with responsibility for management of all office properties owned and/or managed by us, from May 1997 to May 1998. Mr. Thompson joined us in February 1997 as Senior Vice President--Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial Properties Trust, Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. His fourteen-year real estate background includes acquisitions, development, leasing, and management of office properties in the south. Mr. Thompson is a member of the Executive Committee of the Metropolitan Development Board, an active member of the National Association of Industrial and Office Parks, and he serves on the Board of Trustees for the Alabama Real Estate Research and Education Center. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

         Howard B. Nelson, Jr., 55, has been our Chief Financial Officer since May 1997 and is responsible for financing matters. Mr. Nelson was our Senior Vice President and Chief Operating Officer, with responsibility for the day-to-day management, from September 1993 to May 1997. He joined Colonial Properties in 1984 as Vice President and became Senior Vice President - Finance in 1987. Nelson presently serves on the Birmingham-Southern College Edward Lee Norton Board of Advisors for Management and Professional Education, the College of Business Advisory Council of Auburn University and the Business Council of Alabama's Progress PAC Board of Directors. Mr. Nelson has served in the past on the Accounting and Technology committee of the Real Estate Roundtable, as treasurer, vice president, president and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks (NAIOP) and on the Board of Directors of the Children's Harbor Family Center. Mr. Nelson holds a Bachelor of Science Degree from Auburn University.

         John P. Rigrish, 54, has been our Chief Administrative Officer since 1998, and is responsible for the supervision of Accounting Operations, Information Technology, Human Resources and Employee Services. Prior to joining the Company, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor of Science degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee.

         Paul F. Earle, 44, has been our Executive Vice-President-Multifamily Division since May 1997, and is responsible for management of all multifamily properties we own and/or manage. He joined us in 1991 and has served as Vice President - Acquisitions, as well as Senior Vice President - Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves as President of the Board of Directors of Big Brother/Big Sisters and is a Board member of the National Multifamily Housing Council. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

         Daryl K. Mangan, 59, has been our Executive Vice President - Retail Division since December 2001 and is responsible for all aspects of the company's retail portfolio. His thirty-year real estate background includes acquisitions, dispositions, development, leasing, and management of retail properties including his position as Executive Vice President at Equitable Real Estate Investment Management, Inc where he was responsible for the management of a $6 billion retail portfolio consisting of 75 regional malls and 40 other retail properties. Prior to joining us, Mr. Mangan worked for Cole National as Vice President responsible for new store development for their 2,200-store optical division. Mr. Mangan also worked for Safeco Properties, Inc. as Senior Vice President responsible for its' national shopping center portfolio and for Federated Department Stores, Inc as Senior Vice President responsible for all new store development for 15 retail divisions. Mr. Mangan is an active member of The International Council of Shopping Centers where he serves as chairman of the Design and Development Awards Program. Mr. Mangan holds a Bachelor of Arts Degree in Design and Industry as well as a Masters Degree in Business Administration from California State University at San Francisco.

         John N. Hughey, 43, has been our Executive Vice President-Retail Development Division since December 2001 and is responsible for all retail development. He joined us in 1982 and assumed management responsibility for an increasing number of shopping centers until being named Senior Vice President - Retail Division in 1991 and was named Executive Vice President in May 1997. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

         Charles A. McGehee, 56, has been our Executive Vice President - Mixed-Use Development Division since September 1999 and is responsible for our development of properties with mixed-use product types. Mr. McGehee also oversees land acquisitions and dispositions. From September 1993 to September 1999 Mr. McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for us. From January 1990 to September 1993 Mr. McGehee was Senior Vice President - Office Division. He joined us in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed. Mr. McGehee has served as president and as a board member of the National Association of Industrial and Office Parks (NAIOP) and is a member of the Board of Directors of the Birmingham Area Board of Realtors. Mr. McGehee is currently on the Board of Trustees for the Birmingham Chamber of Commerce. He holds a Bachelor of Science Degree from Auburn University.

         Robert A. "Bo" Jackson, 48, has been our Executive Vice President-Office Division, and is responsible for management of all office properties we own and manage. Prior to joining us, Mr. Jackson worked for Beacon Properties as a Vice President responsible for leasing performance, new office development and acquisitions throughout the Southeast. He has been involved in over 10 million square feet of Atlanta urban and suburban office development. Mr. Jackson has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and The National Association of Industrial and Office Parks (NAIOP). Mr. Jackson is active member of NAIOP and an active member of the Urban Land Institute. He is also a member of the Board of Directors of the Greater North Fulton Chamber of Commerce. Mr. Jackson holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

         Kenneth E. Howell, 53, has been our Senior Vice President-Chief Accounting Officer since August 1998 and is responsible for the supervision of accounting for all of the properties we own and/or manage. Mr. Howell joined us in 1981, and served as Controller for us from 1986 through 1998. From 1981 to 1986 he held the position of Assistant Controller of the Colonial Company, parent company of the then private Colonial Properties, Inc. He serves on the Auburn University School of Accountancy Advisory Board. Mr. Howell holds a Bachelor of Science Degree in Accounting and a minor in Finance from Auburn University.

Risk Factors

         Set forth below are the risks that we believe are material to investors who purchase or own our securities. You should consider carefully the following risks, together with the other information contained in and incorporated by reference in this Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.

Risks Associated with Real Estate

          We face risks associated with numerous national, regional and local economic conditions that are not in our control, any or all of which could adversely affect our properties and our business.

         During the last two years, we have seen a dramatic slowdown in the U.S. economy, and the general business climate has been negatively impacted. The Sunbelt region has similarly experienced a slowdown in its economy. The industry slowdowns, higher unemployment rates, reduced demand for apartment homes and declines in household formations resulting from the economic slowdown, particularly in the Sunbelt region in which we operate, have adversely impacted, and may continue to impact, our business.

         Although each of our three business segments has been adversely impacted by the decline in the economy, our multifamily properties, which rely on heavily on short-term leases, have been most affected. In addition to the general slowdown in the economy, the low interest rate environment which we have experienced also impacted our multifamily properties as more people consider buying their homes instead of renting. Any continuation or worsening of current economic conditions generally and in our principal market areas may continue to have a negative impact on our results of operation and financial condition.

          As a real estate company, we face numerous risks in real estate conditions that could adversely affect our properties.

         In addition to the economic risks that we face, as a real estate company, we are subject to various changes in the real estate conditions, any negative trends of which may adversely affect our properties and business. These conditions include:

o the existence and quality of the competition, such as the attractiveness of our property as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;

o increased operating costs, including increased real property taxes and utilities costs;

o oversupply of multifamily, office or retail space or a reduction in demand for real estate in the area; and

o changing trends in the demand by consumers for merchandise offered by retailers conducting business at our retail properties.

         Moreover, other factors may affect us adversely, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the availability of financing and potential liability under environmental and other laws and other unforeseen events, most of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our properties and our business.

          Because real estate investments are illiquid, we may not be able to sell our properties in response to economic changes.

         Real estate investments generally are relatively illiquid and as a result cannot be sold quickly in response to changes in the economy or other conditions when it may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our business and ability to meet our debt obligations and distribute earnings to our stockholders.

         We are subject to significant regulation that inhibits our activities.

         Local zoning and use laws, environmental statutes and other governmental requirements restrict our development, expansion, rehabilitation and reconstruction activities. These regulations may prevent or delay us from taking advantage of economic opportunities. We cannot predict what requirements may be enacted and there can be no assurance that such enactment will not have a materially adverse impact on us.

Risks Associated with Our Operations

          Our properties may not generate sufficient income to pay our expenses, and we may not be able to control our operating costs.

         If our properties do not generate income sufficient to pay our expenses and maintain our properties, or if we do not adequately control our operating costs, we may not be able to pay our expenses, maintain our properties or service our debt. A number of factors may adversely affect our ability to generate sufficient income. These factors include:

          o whether or not we can attract tenants at favorable rental rates, which will depend on several factors, including:

                    o local conditions such as an oversupply of, or reduction in demand for, multifamily, office or retail properties;
                    o the attractiveness of our properties to residents, shoppers and tenants, and
                    o         decreases in market rental rates;

          o         our ability to collect rent from our tenants.

         Factors that may adversely affect our operating costs include:

          o the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time;

          o the need periodically to repair, renovate and re-lease space;

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

          We may be unable to lease our new properties or renew leases or re-lease space at our existing properties as leases expire which may adversely affect our operating results.

         The tenants at our office properties generally enter into leases with an initial term ranging from three to ten years and tenants at our retail properties generally enter into leases with an initial term ranging from one to ten years. As leases expire at our existing properties, tenants may elect not to renew them. Even if the tenants do renew or we can re-lease the space, the terms of renewal or re-leasing, including the cost of required renovations, may be less favorable than current lease terms. In addition, for new properties, we may be unable to attract enough tenants and the occupancy rates and rents may not be sufficient to make the property profitable. If we are unable to renew the leases or re-lease the space at our existing properties promptly or lease the space at our new properties, or if the rental rates upon renewal or re-leasing at existing properties are significantly lower than expected rates, our operating results will be negatively affected.

         We face risks due to lack of geographic diversity.

         While our properties are diversified in three different segments, all of our properties are located in the Sunbelt region of the United States. In particular, we derived an aggregate of approximately 46.9% of our net operating income in 2002 from properties located in or near three key cities: (a) Birmingham, Alabama, which accounted for 19.4% of our 2002 net operating income;
(b) Orlando, Florida, which accounted for 16.9% of our 2002 net operating income; and (c) Huntsville/Decatur, Alabama, which accounted for 10.6% of our 2002 net operating income. If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, Orlando and Huntsville/Decatur, experiences a slowdown in the economy or a natural disaster, our operating performance and our assets may be negatively affected.

          We have been and may continue to be affected negatively by tenant bankruptcies and downturns in tenants' businesses, which may adversely affect our operating results and reduce our cash flow.

          At any time, a tenant may experience a downturn in its business that may weaken its financial condition due to a slowing economy generally or a downturn in the retail sector. As a result, our tenants may delay lease commencement, cease or defer making rental payments or declare bankruptcy. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate its lease and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. We also cannot be sure that we will be able to lease vacant space in our properties on economically favorable terms. During 2002, we were negatively impacted by the bankruptcy of Kmart Corporation, one of our retail tenants that had stores at five of our properties. As recently as the first quarter 2002, Kmart was our fourth largest retail tenant, based on its annual rent payments as a percentage of our total revenue of 0.6%. During 2002, Kmart closed three of the five stores at our properties. Recently, we were informed that Kmart will be closing one of its two remaining stores at our properties in the near term and we reasonably believe that Kmart will close its last store in the near future. Any other bankruptcy or financial difficulties of our tenants may negatively affect our operating results.

          We are subject to risks associated with the property management, leasing and brokerage businesses.

         In addition to the risks we face as a result of our ownership of real estate, we face risks relating to the property management, leasing and brokerage businesses of CPSI including risks that:

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

         We could incur significant costs related to environmental issues.

         Federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable for costs associated with investigation and remediation in the future. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our aggregate assets. The presence of hazardous substances, or the failure to properly remediate those substances, also may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results and financial conditions.

     On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama. During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present. One of those areas involves drycleaner solvent; the others involve petroleum contamination. The Alabama Department of Environmental Management (ADEM) is overseeing the investigation and cleanup of the drycleaner contamination. Under the terms of the purchase and sale agreement, the former owner of the property purchased a $10 million environmental insurance policy (including paying the $275,000 up front deductible) and established an escrow account totaling $1,000,000 to cover any costs associated with investigation and re-mediation of the contaminated areas not covered by the insurance policy. Under the agreement the seller will be performing all required remediation of the drycleaner contamination until a "no further action" status is obtained from ADEM. In addition, two locations, which contained petroleum contamination, have now received a "no further action" status from ADEM.

         Uninsured losses could adversely affect our financial condition.

         We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property, which could have a materially adverse effect on our financial conditions.

          Competition for acquisitions could result in increased prices for properties.

         We compete with other major real estate investors with significant capital for attractive investment opportunities in multifamily, office or retail properties. These competitors include publicly traded REITs, private REITs, investment banking firms, private institutional investment funds and national, regional and local real estate investors. This competition could increase the prices that we have to pay for multifamily, office or retail properties, in which case our projected return from investment in these properties will deteriorate.

          We may be unable to successfully integrate and effectively manage the properties we acquire.

         So long as we are able to obtain capital on commercially reasonable terms, we intend to continue to selectively acquire multifamily, office or retail properties that meet our criteria for investment opportunities, are consistent with our business strategies and we believe will be profitable or will enhance the value of our portfolio. The success of these acquisitions will depend, in part, on our ability to efficiently integrate the acquired properties into our organization, and apply our business, operating, administrative, financial and accounting strategies and controls to these acquired properties. If we are unable to successfully integrate the acquired properties into our operations, our results of operations and financial condition may be adversely affected.

          We may not be able to achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our operating results.

         We will continue to acquire multifamily, office or retail properties only if they meet our criteria and we believe that that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. As a result, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition, negatively affecting our operating results.

          We may be unable to develop new properties or redevelop existing properties successfully.

         To complement our acquisition strategy, we will continue to develop new properties or expand or redevelop existing properties as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of developed properties. These risks include the following:

          o significant expenditure of money and time on projects that may be delayed or never be completed,

          o         higher than projected construction costs,

          o lack of availability of debt or equity financing on acceptable terms,

          o         failure to meet anticipated occupancy or rent levels,

          o failure to obtain zoning, occupancy or other governmental approvals,

          o changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment, and

          o late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

         Any one or more of these risks may hinder our acquisition strategy, which would negatively affect our overall business.

Risks Associated with Our Indebtedness and Financing

          We have substantial indebtedness and we require significant cash flow to make required payments on our indebtedness.

         We rely heavily on debt financing for our business. As of December 31, 2002, we had total debt of approximately $1.34 billion, including our pro rata share of joint venture debt. Due to our high level of debt our cash flow may be insufficient to meet required payments of principal and interest. If a property were mortgaged to secure payment of indebtedness and we were unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.

         In addition, if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt.

          We may be unable to repay our existing indebtedness as they mature which could adversely affect our financial condition.

         Most of our indebtedness does not require significant principal payments prior to maturity. However, we will need to raise additional equity capital, obtain secured or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our indebtedness as it matures. We cannot assure you that these sources of financing or refinancing will be available to us at reasonable terms or at all. Our inability to obtain financing or refinancing to repay our maturing indebtedness, and our inability to refinance existing indebtedness on reasonable terms, may require us to make higher interest and principal payments, issue additional equity securities, or sell some of our assets on disadvantageous terms, all or any of which may result in foreclosure of properties, partial or complete loss on our investment and otherwise adversely affect our financial conditions and results of operation.

          Our degree of leverage could limit our ability to obtain additional financing which would negatively impact our business.

         As of December 31, 2002, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $1.34 billion, which represented approximately 48.6% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred shares and the total market value of our common shares and units of partnership interest of our operating partnership, based on the closing price of our common shares as of December 31, 2002. Our high leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our business overall.

          Due to the significant amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

         As of December 31, 2002, we had approximately $297.0 million of variable rate debt outstanding, including our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, it is not possible for us to only have fixed rate debt. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.

          We have entered into debt agreements that impose a number of restrictive covenants that restrict our operating activities and violation of these restrictive covenants carries serious consequences.

         Our credit facility contains customary numerous customary restrictions, requirements and other limitations on our ability to incur debt, including:

          o         debt to assets ratios;

          o         secured debt to total assets ratios;

          o         debt service coverage ratios; and

          o         minimum ratios of unencumbered assets to unsecured debt.

         In addition, the indenture under which our senior unsecured debt is issued contains financial and operating covenants including coverage ratios. Our indenture also limits our ability to:

          o         incur secured and unsecured indebtedness;

          o         sell all or substantially all or our assets; and

          o         engage in mergers, consolidations and acquisitions.

         These restrictions will continue to hinder our operational flexibility and violations of these covenants will have result in adverse consequences to us.

          We depend on third party financing for our development, expansion or acquisition activities.

         To qualify as a REIT, we must distribute to our shareholders each year at least 90% of our REIT taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, as we continue to develop or acquire new properties or expand existing properties, we will to rely on third-party sources of capital, including lines of credit, secured or unsecured debt (both construction financing and permanent debt), and equity issuances. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of our shareholders' interests, and additional debt financing may substantially increase our leverage. There can be no assurance that we will be able to obtain the financing necessary to fund new development or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain sufficient level of third party financing to fund our growth, our business will be negatively impacted.

         Our senior notes do not have an established trading market. As a result, you may not be able to sell your notes.

         The senior notes are a new issue of securities with no established trading market. We do not intend to apply for listing of the notes on any national securities exchange. The underwriters have advised us that they intend to make a market in the notes, but they are not obligated to do so and may discontinue market making at any time without notice. We can give no assurance as to the liquidity of or any trading market for the notes.

Risks Associated with Our Organization

          Some of our trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with our shareholders.

          As a result of their substantial ownership of common shares and units, Messrs. Thomas Lowder, our Chairman of the Board, Chief Executive Officer and President, and James Lowder, Harold Ripps, Herbert Meisler, M. Miller Gorrie, and William Johnson, each of whom is our trustee, might seek to exert influence over our decisions as to sales or re-financings of particular properties we own. Any such exercise of influence might produce decisions that are not in the best interest of all of the holders of interests in us.

          The Lowder family and their affiliates, holds interests in companies that have performed construction, management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and us that are not realized by other holders of interests in us. In addition, Thomas and James Lowder, as our trustees, may be in a position to influence the Company to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

          Restrictions on the acquisition and change in control of the Company may have adverse affects on the value of our common shares.

          Various provisions of our Declaration of Trust restrict the possibility for acquisition or change in control of us, even if the acquisition or change in control were in the shareholders' interest.

         We may change our business policies in the future.

          Our major policies, including our policies with respect to development, acquisitions, financing, growth, operations, debt capitalization and distributions, are determined by our Board of Trustees. Although it has no present intention to do so, our Board of Trustees may amend or revise these and other policies from time to time. A change in these policies could adversely affect our financial condition, results of operations or ability to service debt.

Risks Related to Our Capital Stock

          Market interest rates and low trading volume may have an effect on the value of our shares.

         The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the share s, relative to market interest rates. If market interest rates increase, prospective purchasers of our shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. This could cause the market price of our common shares to go down. In addition, although our common shares are listed on the New York Stock Exchange, the daily trading volume of our shares may be lower than the trading volume for other industries. As a result, our investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

          A large number of shares available for future sale could adversely affect the market price of our common shares.

         The sales of a substantial number of common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. The Company may currently issue up to 10,470,841 common shares upon redemption of currently outstanding units. No prediction can be made about the effect that future sales of common shares will have on the market price of our common shares.

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

Risks Associated with Income Tax Laws

          We intend to qualify as a REIT, but we cannot guarantee that we will qualify REIT.

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

          Proposed change in taxation of corporate dividends may adversely affect value of REIT stock.

         The federal income tax laws governing REITs and other corporations or the administrative interpretations of those laws may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect us or you, as our shareholder. On January 7, 2003, the Bush Administration released a proposal intended to eliminate one level of the "double taxation" that is currently imposed on corporate income for regular C corporations by excluding corporate dividends from an individual's taxable income to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. REITs currently are tax-advantaged relative to regular C corporations because they are not subject to corporate-level federal income tax on income that they distribute to shareholders, but shareholders do include REIT dividends in taxable income. The tax treatment of REITs generally would not be affected by the Bush Administration's proposal in its current form, except that a REIT that receives dividends from a C corporation that have been subject to corporate income tax could distribute or retain those amounts without a second tax being imposed on the REIT or its shareholders. The Bush Administration's proposal, if enacted, could cause individual investors to view stocks of regular C corporations as more attractive relative to stocks of REITs than is the case currently because part or all of the dividends on the stocks of the regular C corporation would be exempt from tax for the individual. It is not possible to predict whether in fact this change in relative perceived value will occur or whether, if it occurs, what the impact will be on the value of our common shares. In any event, there can be no assurance regarding whether the Bush Administration's proposal ultimately will be enacted or the form in which it might in fact be enacted.

Item 2.           Properties.


General

         As of December 31, 2002, our real estate portfolio consisted of 106 properties consisting of whole or partial ownership interests, located in nine states in the Sunbelt region of the United States. Additionally, we maintain non-controlling partial interests of 15% to 50% in 15 operating properties. The 106 properties we owned at December 31, 2002 consisted of the following:


                              Summary of Properties

                                                           Total 2002      Percent of
                                         Units/             Property       Total 2002       Percentage
                         Number of        GRA/            Revenue (2)       Property       Occupancy at
 Type of Property        Properties     NRA (1)           (in thousands)   Revenue (2)   Dec. 31, 2002 (3)
---------------------   ----------   --------------      --------------   ------------  ------------------

 Multifamily                   41           14,556    (4)    $ 104,160          31.1%         88.1%
 Office                        21        5,185,170    (5)       75,436          22.5%         91.0%
 Retail                        44       15,475,196    (6)      155,845          46.4%         89.2%
                        ----------                       --------------   ------------
     Total                    106                            $ 335,441         100.0%
                        ==========                       ==============   ============


(1) Units (in this table only) refers to multifamily units, GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants and NRA refers to net rentable area of office space. Information is presented as of December 31, 2002.
(2) Includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method, and our share of the properties disposed of in 2002.
(3) Excludes the units/square feet of development or expansion phases of two multifamily properties, three office properties, and one retail property that had not achieved stabilized occupancy as of December 31, 2002.
(4) Amount includes 2,833 units at 10 multifamily properties, in which we maintain a 15.0% ownership interest. (5) Amount includes 29,988 square feet at one office property, in which we maintain a 33.33% ownership interest.
     (6) Amount includes 1,443,400 square feet at three retail properties, in which we maintain a 10.0% - 50.0% ownership interest.


Multifamily Properties

         The 41 multifamily properties, contain a total of 14,556 garden-style apartments and range in size from 125 to 1,080 units. Eighteen multifamily properties (containing a total of 6,812 units) are located in Alabama, 12 multifamily properties (containing a total of 4,778 apartment units) are located in Florida, six multifamily properties (containing a total of 1,382 units) are located in Georgia, two multifamily property (containing a total of 498 units) are located in Mississippi, two multifamily properties (containing a total of 764 units) are located in South Carolina, and one multifamily property (containing 322 units) is located in Texas. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the multifamily properties are managed us.

         The following table sets forth certain additional information relating to the multifamily properties as of and for the year ended December 31, 2002.


                                                            Multifamily Properties
                                                                                              Average  Total Multifamily  Percent of
                                          Year        Number     Approximate                  Rental        Property      Total 2002
 Multifamily                            Completed       of       Rentable Area  Percent        Rate       Revenue for      Property
 Property (1)              Location        (2)       Units (3)   (Square Feet)  Occupied     Per Unit        2002        Revenue (4)
-----------------------  -------------  ----------  ----------  -------------  ----------  ----------------------------- -----------

 Alabama:
 CV at Cahaba Heights (8) Birmingham    1992              125        131,230       96.8%        752             154,164         0.0%
 CG at Edgewater          Huntsville    1990              500        541,650       90.7%        712           4,159,093         1.2%
 CG at Galleria           Birmingham    1986/96         1,080      1,195,186       90.8%        677           7,715,537         2.3%
 CG at Galleria Woods     Birmingham    1994              244        260,720       95.5%        705           1,904,960         0.6%
 CG at Liberty Park       Birmingham    2000              300        338,684       93.3%      1,000           3,069,775         0.9%
 CG at Madison            Huntsville    2000              336        354,592       90.5%        771           3,056,591         0.9%
 CG at Promenade          Montgomery    2000              384        424,372       88.5%        822           3,201,001         1.0%
 CG at Riverchase         Birmingham    1984/91           468        745,840       87.9%        801           3,757,893         1.1%
 CV at Ashford Place      Mobile        1983              168        139,128       83.3%        559             916,014         0.3%
 CV at Hillcrest (9)      Mobile        1981                                                                    252,107         0.1%
 CV at Huntleigh Woods    Mobile        1978              233        199,052       91.0%        517           1,258,036         0.4%
 CV at Inverness          Birmingham    1986/87/90        586        491,072       93.5%        619           3,918,394         1.2%
 CV at McGehee Place (9)  Montgomery    1986/95                                                               1,059,051         0.3%
 CV at Monte D'Oro (9)    Birmingham    1977                                                                    532,215         0.2%
 CV at Research Park      Huntsville    1987/94           736        809,343       86.9%        609           5,135,512         1.5%
 CV at Trussville         Birmingham    1996/97           376        410,340       92.0%        755           3,089,277         0.9%
 CV at Hillwood (8)       Montgomery    1984              160        150,912       83.8%        598             155,792         0.0%
 CV at Inverness Lakes  I Mobile        1983              186        176,460       91.4%        582             169,607         0.1%
 CG at Inverness Lakes II Mobile        1996              312        329,926       91.3%        683             367,072         0.1%
 CG at Mountain Brook (8) Birmingham    1987/91           392        392,700       94.9%        721             440,570         0.1%
 CV at Rocky Ridge (8)    Birmingham    1984              226        258,900       94.2%        688             240,092         0.1%
 Ski Lodge - Tuscaloosa (9Tuscaloosa    1976/92                                                                 554,768         0.2%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
     Subtotal - Alabama                                 6,812      7,350,107       90.4%        700          45,107,521        13.5%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
 Florida:
 CG at Carrollwood (9)    Tampa         1966                                                                  1,216,361         0.4%
 CG at Citrus Park        Tampa         1999              176        200,288       82.4%        932           1,815,237         0.5%
 CG at Cypress Crossing   Orlando       1999              250        314,596       91.2%      1,023           2,733,289         0.8%
 CG at Gainesville        Gainesville   1989/93/94        560        488,624       72.5%        812           4,324,724         1.3%
 CG at Heather Glen       Orlando       2000              448        524,074       90.7%        925           4,136,063         1.2%
 CG at Heathrow           Orlando       1997              312        370,028       89.7%        978           3,137,248         0.9%
 CG at Hunter's Creek     Orlando       1997              496        624,464       86.7%        946           4,848,377         1.4%
 CG at Lakewood Ranch     Sarasota      1999              288        301,656       86.4%        960           3,259,466         1.0%
 CG at Palma Sola (9)     Bradenton     1992                                                                    760,333         0.2%
 CG at TownPark           Orlando       2002              456        584,664          (7)     1,035           2,272,317 (6)     0.7%
 CV at TownPark           Sarasota      2002              272        316,370          (7)     1,018           3,530,328 (6)     1.1%
 CV at Cordova (9)        Pensacola     1983                                                                    332,566         0.1%
 CV at Lake Mary          Orlando       1991/95           504        431,396       84.4%        752           3,938,808         1.2%
 CV at Oakleigh (9)       Pensacola     1997                                                                    574,537         0.2%
 CG at Ponte Vedra (8)    Jacksonville  1988              240        211,640       91.9%        793             308,333         0.1%
 CG at River Hills (8)    Tampa         1991/97           776        690,312       91.0%        679             857,156         0.3%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
     Subtotal - Florida                                 4,778      5,058,112       85.0%        876          38,045,143        11.4%
                                                    ----------  -------------  ----------  ---------    ---------------  -----------
 Georgia:
 CG at Barrington Club (8)Macon         1996              176        191,940       79.5%        743             200,977         0.1%
 CG at Wesleyan           Macon         1997              328        382,946       79.3%        754           2,480,420         0.7%
 CV at Timothy Woods      Athens        1996              204        211,444       94.1%        806           1,803,807         0.5%
 CV at Vernon Marsh       Savannah      1986/87           178        151,226       89.3%        662           1,339,065         0.4%
 CV at Walton Way         Augusta       1984              256        254,264       92.2%        638           1,802,247         0.5%
 CV at Stockbridge (8)    Stockbridge   1993/94           240        253,200       75.8%        766             263,519         0.1%
                                                    ----------  -------------  ----------  ---------    ---------------  -----------
     Subtotal - Georgia                                 1,382      1,445,020       87.1%        729           7,890,035         2.3%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
 Mississippi:
 CG at The Reservoir      Jackson       2000              170        195,605       95.9%        851           1,705,801         0.5%
 CV at Natchez Trace      Jackson       1995/97           328        342,800       96.9%        721           2,709,853         0.8%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
     Subtotal - Mississippi                               498        538,405       96.6%        765           4,415,654         1.3%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
 South Carolina:
 CV at Ashley Plantation  Bluffton      1998/2000         414        425,095       78.7%        797           2,996,593         0.9%
 CV at Caledon Wood       Greenville    1995/96           350        348,305       84.3%        720           2,619,956         0.8%
                                                    ----------  -------------  ---------   ---------    ---------------- -----------
     Subtotal - South Carolina                            764        773,400       81.3%        762           5,616,549         1.7%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
 Texas:
 CV at Haverhill          San Antonio   1997              322        326,914       86.5%        948           3,085,154         0.9%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
     Subtotal - Texas                                     322        326,914       86.5%        948           3,085,154         0.9%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
     TOTAL                                             14,556     15,491,958       88.1%      $ 785 (5)   $ 104,160,056        31.1%
                                                    ==========  =============  ==========  =========    ================ ===========



(footnotes on next page)



(1) All multifamily properties are 100% owned by us with the exception of the properties noted in (8) below. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3) Units (in this table only)refers to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2002.
(4) Percent of Total 2002 Property Revenue represents the multifamily property's proportionate share of all revenue from our 106 properties, including the partially owned properties.
(5) Represents weighted average rental rate per unit of the 41 multifamily properties at December 31, 2002.
(6) Represents revenues from the date of our development of this Property in 2002 through December 31, 2002.
(7)  Expanded or newly developed property currently undergoing lease-up.
(8) These properties were sold by us during 1999 or 2000 to a joint venture formed by the Company and an unrelated party. The Company holds a 15% non-controlling interest in these joint ventures.
(9)  This property was sold during 2002.

         The following table sets forth the total number of units, percent leased and average base rental rate per unit as of the end of each of the last five years for the multifamily properties:

                                                                  Average Base
                               Number             Percent         Rental Rate
    Year-End                 of Units (1)         Leased (2)       Per Unit
    --------                ------------         -----------       --------
 December 31, 2002               14,556                88.1%         $785
 December 31, 2001               16,256                92.8%         $752
 December 31, 2000               17,189                94.0%         $707
 December 31, 1999               16,415                93.9%         $688
 December 31, 1998               15,381                93.5%         $642


(1) Units (in this table only) refers to multifamily units owned at year end, which includes 2,833 units partially owned by us at December 31, 2002.
(2) Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period.




Office Properties

          The 21 office properties, contain a total of approximately 5.2 million rentable square feet. Fourteen of the office properties are located in Alabama (representing 49% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and six are located in Florida. The office properties range in size from approximately 30,000 square feet to 863,000 square feet. All of the office properties are managed us.

         The following table sets forth certain additional information relating to the office properties as of and for the year ended December 31, 2002.




                                Office Properties
                                                                                                           Average
                                                                                                            Base    Total   Percent
                                                                       Net                                  Rent   Office      of
                                                                    Rentable                                Per   Property   Total
                                                        Year          Area                      Total      Leased  Revenue   2002
 Office                                               Completed      Square       Percent     Annualized   Square    for   Property
 Property (1)                            Location        (2)          Feet        Leased      Base Rent     Foot  2002(3) Revenue(4)
-------------------------------------   -----------  -----------  --------------------------- -----------  ------- -------- --------

 Alabama:
Interstate Park                            Montgomery   1982-85/89      226,481     84.5%  $  2,881,187   15.06  $ 3,142,239    1.0%
Riverchase Center                          Birmingham   1984-88         303,766     84.3%     2,862,100   11.18    3,818,217    1.1%
International Park                         Birmingham   1987/89/99      238,983     97.8%     4,933,045   21.11    5,023,230    1.5%
Colonial Plaza                             Birmingham   1999            170,870    100.0%     3,165,722   18.53    3,598,053    1.1%
Colonial Center Colonnade (9)              Birmingham   1989/99         419,377     91.9%     6,671,004   17.31    5,391,344(6) 1.6%
Progress Center                            Huntsville   1983-91         224,369     92.9%     2,337,732   11.22    2,417,569    0.7%
Colonial Center Lakeside                   Huntsville   1989/90         121,513     92.9%     1,692,752   15.00    1,892,163    0.6%
AmSouth Center                             Huntsville   1990            154,521     99.6%     2,979,499   19.36    3,323,810    1.0%
Colonial Center Research Park              Huntsville   1999            133,482     94.8%     2,017,131   15.94    2,638,502    0.8%
250 Commerce St                            Montgomery   1904/81          37,447    100.0%       648,094   17.31      470,238    0.1%
Land Title Bldg                            Birmingham   1975             29,988    100.0%       402,003   13.41      169,433    0.1%
Independence Plaza                         Birmingham   1979            101,051     98.9%     1,982,860   19.84    1,690,039    0.5%
Emmett R. Johnson Building                 Birmingham   1982/95         165,144     78.7%     2,559,268   19.70    2,282,391    0.7%
Perimeter Corporate Park                   Huntsville   1986/89         234,667     84.4%     3,337,977   16.86    3,723,044    1.1%
                                                                    ------------   --------- ------------ ------ -----------   ----
    Subtotal-Alabama                                                  2,561,659     91.1%    38,470,374   16.48   39,580,272   11.9%
                                                                    ------------   --------- ------------ ------  ----------   ----
Florida:
Colonial Center 100 at Town Park           Orlando      2001            153,569     94.9%     2,946,594   20.21    2,773,798    0.8%
Colonial Center 200 at Town Park           Orlando      2002            155,240       (8)        71,666      (8)      35,370(6) 0.0%
Colonial Center 600 at Town Park           Orlando      2002            199,585       (8)     3,038,500      (8)   1,277,234(6) 0.4%
Concourse Center                           Tampa        1981/85         292,104     94.6%     3,602,542    13.04   4,966,149    1.5%
901 Maitland Center                        Orlando      1985            155,669     88.1%     2,615,579    19.07   2,147,748(6) 0.6%
Colonial Center Heathrow                   Orlando      1988/96-00      804,078     95.4%    16,018,878    20.89   6,854,673(6) 2.0%
University Park (5)                        Orlando      1985                                                         486,520    0.1%
                                                                    ------------    -------- ------------   ----  ----------   -----
    Subtotal-Florida                                                  1,760,245     94.4%    28,293,759    18.66  18,541,492    5.4%
                                                                    ------------    -------- ------------ ------- -----------  ----
Georgia:
Colonial Center at Mansell Overlook        Atlanta      1987/96/97/00   700,018     84.3%    11,297,614    19.15   15,099,641   4.5%
Colonial Center at Mansell Overlook 500    Atlanta      2001            163,248       (8)     2,643,917       (8)   2,214,783(6)0.7%
                                                                    ------------    -------- ------------   ----   ----------  ----
    Subtotal-Georgia                                                    863,266     84.3%    13,941,531    23.84   17,314,424   5.2%
                                                                    ------------    -------- ------------  ------- ----------  ----
    TOTAL                                                             5,185,170     91.0%   $80,705,664  $ 18.24 $ 75,436,188  22.5%
                                                                    ============    ======== ============ ======== ==========  ====

(1) All office properties are 100% owned by us with the exception of Land Title Building, which is 33.33% owned by us.
(2) Year initially completed and, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.
(3) Total 2002 office property revenue is our share (based on its percentage ownership of the property) of total office property revenue, unless otherwise noted. However, amounts exclude $1,123,303 of straight-line rents reflected in our Consolidated Financial Statements for the period ended December 31, 2002.
(4) Percent of Total 2002 Property Revenue represents the office property's proportionate share of all revenue from our 106 properties.
(5)       This property was sold during 2002.
(6) Represents revenues from the date of our acquisition or completion of development of this property in 2002 through December 31, 2002.
(7) This property is located within an office complex and is included in the total as one office property.
(8) This property is currently in lease-up and is not included in the property totals.
(9) During 2002, two of the buildings located within this office complex were sold (4100 and 4200 Colonnade).

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2002, for the office properties (including all lease expirations for partially-owned properties).


                                     Net Rentable       Annualized       Percent of Total
  Year of          Number of            Area Of         Base Rent of     Annual Base Rent
   Lease          Tenants with       Expiring Leases     Expiring         Represented by
 Expiration       Expiring Leases    (Square Feet) (1)  Leases (1)(2)    Expiring Leases (1)
------------------------------------------------------------------------------------------

2003                       146             547,643      $ 8,676,124                 10.8%
2004                       109             702,004       10,880,192                 13.5%
2005                       168             794,643       11,556,398                 14.3%
2006                       112             691,967       12,198,100                 15.1%
2007                        89             897,929       16,816,478                 20.8%
2008                        36             361,183        6,414,324                  7.9%
2009                        17             199,176        3,686,170                  4.6%
2010                        11             140,777        2,647,838                  3.3%
2011                         8              84,199        1,657,774                  2.1%
2012                         8             254,625        5,164,292                  6.4%
Thereafter                  13              81,121        1,007,974                  1.2%
                 --------------     ---------------    -------------    ------------------
                           717           4,755,267     $ 80,705,664                100.0%
                 ==============     ===============    =============    ==================

(1) Excludes approximately 430,000 square feet of space not leased as of December 31, 2002.
(2) Annualized base rent is calculated using base rents as of December 31, 2002.

         The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the office properties:

                                                                                               Average Base
                                      Rentable Area                      Total                Rent Per Leased
       Year-end                     (Square Feet) (2)               Percent Leased            Square Foot (1)
       --------                     -----------------               --------------            ---------------
December 31, 2002                         5,185,000                      91.0%                       $18.24
December 31, 2001                         3,518,000                      92.1%                       $18.02
December 31, 2000                         3,244,000                      94.6%                       $16.43
December 31, 1999                         3,138,000                      93.3%                       $15.29
December 31, 1998                         2,707,000                      92.2%                       $14.58

(1) Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.
(2) Rentable square feet includes 29,988 square feet that is partially owned by us at December 31, 2002.



Retail Properties

         The 44 retail properties contain a total of approximately 15.5 million square feet (including space owned by anchor tenants). Seventeen of the retail properties are located in Alabama, ten are located in Florida, seven are located in Georgia, six are located in North Carolina, one is located in South Carolina, one is located in Tennessee, one is located in Texas, and one is located in Virginia. The retail properties consist of 17 enclosed regional malls and 27 community shopping centers. All of the retail properties are managed by us.

         The following table sets forth certain information relating to the retail properties as of and for the year ended December 31, 2002.




                                                              Retail Properties
                                                                                              Average
                                                                                                Base
                                                        Gross                                   Rent
                                                        Retail                                   Per     Total Retail   Percent of
                                               Year      Area       Number            Total     Leased     Property    Total 2002
 Retail                                      Completed (Square       Of   Percent   Annualized  Square   Revenue for    Property
 Property (1)                     Location     (2)     Feet) (3)    StoresLeased (3)Base Rent   Foot (4)   2002 (9)     Revenue (5)
--------------------------------------------------------------------------------------------------------------------   ----------

 Alabama:
 Colonial Mall Decatur            Decatur     1979/89      495,092        52    86.9% $ 3,389,640 $ 16.83    5,485,073         1.6%
 Colonial Mall Decatur                                      80,866 (6)
 Colonial Brookwood Village       Birmingham  1973/91      450,769        69    91.6%   6,582,313  20.00     8,289,182         2.5%
 Colonial Brookwood Village                                231,953 (6)
 Colonial Mall Gadsden            Gadsden     1974/91      532,597        68    98.8%   3,713,758  18.42     6,314,992         1.9%
 Colonial Mall Auburn/Opelika     Auburn      1973/84/89   375,227        59    98.8%   2,665,999  20.36     4,787,095         1.4%
 Colonial Promenade Hoover (10)   Birmingham  2002         155,231        35    98.1%   1,995,492  18.19       768,434 (7)     0.2%
 Colonial Promenade Hoover                                 215,766 (6)
 Colonial Promenade Montgomery    Montgomery  1990/97      273,196        38    96.8%   2,968,647  13.47     3,265,054         1.0%
 Colonial Promenade Montgomery                             145,830 (6)
 Colonial Shoppes McGehee         Montgomery  1986          98,354        14    80.1%     672,719  12.46       853,133         0.3%
 Colonial Promenade Madison (10)  Madison     2000         110,712        14   100.0%   1,141,597  13.82       671,180         0.2%
 Colonial Shoppes Bellwood        Montgomery  1988          88,482        19    94.5%     692,651  12.61       880,604         0.3%
 Old Springville                  Birmingham  1982          63,702        10    16.5%     114,220  10.86       218,180         0.1%
 Colonial Shoppes Inverness       Birmingham  1984          28,243         5    49.2%     230,550  14.10       363,388         0.1%
 Olde Town                        Montgomery  1978/90       38,814         8    48.0%     164,718   9.67       329,679         0.1%
 Colonial Promenade Trussvile     Birmingham  2000         388,302        26   100.0%   3,501,539  13.15     4,219,200         1.3%
 Colonial Promenade Tutwiler
     Farm                         Birmingham  2000         514,120        22   100.0%   3,115,223  15.05     3,812,752         1.1%
 Colonial Mall Bel Air            Mobile      1966/90/97 1,062,733       120    92.1%   9,517,818  18.25    14,602,258         4.4%
 Colonial Mall Bel Air                                     357,538 (6)
 Parkway City Mall                Huntsville  1975         393,138        56       (8)  4,248,378     (8)      939,769 (7)     0.3%
 Parkway City Mall                                         236,862 (6)
 Shops at Colonnade               Birmingham 1989          112,186        33    60.5%     852,299  12.80       823,605  (7)    0.2%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Alabama                                    6,449,713       648    94.1%  45,567,561  16.70    56,623,578        16.8%
                                                         ----------   -------------------------------------------------   ----------
 Florida:
 Colonial Promenade University
    Park                          Orlando     1986/89      215,590        26    94.1%   1,740,007  13.77     3,113,183         0.9%
 Colonial Promenade Burnt Store   Punta Gorda 1990         198,802        24    45.2%     840,636  11.02     1,296,404         0.4%
 Colonial Promenade Winter Haven  Orlando     1986         197,472        28    93.2%   1,412,659  10.23     1,808,083         0.5%
 Colonial Promenade Northdale     Tampa       1988         175,917        26    98.9%   1,682,298  16.50     2,397,418         0.7%
 Colonial Promenade Northdale                               55,000 (6)
 Colonial Promenade Bear Lake     Orlando     1990         131,552        24    97.7%   1,294,912  11.95     1,356,214         0.4%
 Colonial Promenade Bardmoor      St. Pete.   1981         152,667        33    87.9%   1,397,910  16.19     1,784,476         0.5%
 Colonial Promenade Hunter's
     Creek                        Orlando     1993/95      222,136        29   100.0%   1,967,157  16.48     2,596,312         0.8%
 Colonial Promenade Wekiva        Orlando     1990         208,568        31    97.2%   2,202,003  12.29     2,762,000         0.8%
 Colonial Promenade Lakewood      Jacksonville1995         195,104        52    92.6%   1,888,552  13.72     2,540,632         0.8%
 Orlando Fashion Square           Orlando     1973/89/93   710,971       123    90.2%   9,712,550  26.44     8,798,681         2.6%
 Orlando Fashion Square                                    361,432 (6)
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Florida                                    2,825,211       396    89.6%  24,138,684  17.60    28,453,403         8.5%
                                                         ----------   -------------------------------------------------   ----------
 Georgia:
 Colonial Mall Macon              Macon       1975/88/97   737,259       153    93.6%  10,429,402  24.70    17,835,015         5.3%
 Colonial Mall Macon                                       682,160 (6)
 Colonial Promenade Beechwood     Athens      1963/92      343,569        41    76.8%   2,321,877  10.90     3,564,130         1.1%
 Britt David                      Columbus    1990         109,630         8    67.6%     552,554  13.75       679,315         0.2%
 Colonial Mall Lakeshore          Gainesville 1984-97      518,290        57    91.1%   3,172,185  19.95     5,189,733         1.5%
 Colonial Mall Valdosta           Valdosta    1982-85      325,076        57    94.6%   3,277,744  17.99     5,939,473         1.8%
 Colonial Mall Valdosta                                     73,723 (6)
 Colonial Mall Glynn Place        Brunswick   1986         281,989        62    63.4%   2,360,622  17.19     4,211,425         1.3%
 Colonial Mall Glynn Place                                 225,558 (6)
 Village at Roswell Summit        Atlanta     1988          25,510         9    95.1%     474,030  15.55       477,285 (11)    0.1%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Georgia                                    3,322,764       387    85.9%  22,588,414  19.61    37,896,376        11.3%
                                                         ----------   -------------------------------------------------   ----------
 North Carolina:
 Colonial Mall Burlington         Burlington  1969/86/94   416,117        51    96.9%   3,017,538  23.60     5,199,679         1.6%
 Colonial Mayberry Mall           Mount Airy  1968/86      149,016        21    97.5%     846,578  13.06     1,270,508         0.4%
 Colonial Mayberry Mall                                     57,843 (6)
 Colonial Mall Greenville         Greenville  1965/89/99   403,621        61    95.2%   3,634,397  19.12     5,998,676         1.8%
 Colonial Mall Greenville                                   46,051 (6)
 Colonial Shoppes Quaker          Greensboro  1968/88/97   102,426        29    93.6%   1,072,705  14.94     1,452,131         0.4%
 Colonial Shoppes Yadkinville     Yadkinville 1971/97       90,917        15   100.0%     718,696   7.80       857,757         0.3%
 Colonial Shoppes Stanly          Locust      1987/96       47,070         7    97.3%     265,798  10.03       366,792         0.1%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-North Carolina                             1,313,061       184    96.4%   9,555,712  18.33    15,145,543         4.5%
                                                         ----------   -------------------------------------------------   ----------
 South Carolina:
 Colonial Mall Myrtle Beach       Myrtle Beach1986         494,128        69    76.9%   4,345,257  20.45     8,397,253         2.5%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-South Carolina                               494,128        69    76.9%   4,345,257  20.45     8,397,253         2.5%
                                                         ----------   -------------------------------------------------   ----------
 Tennessee:
 Rivermont Shopping Center        Chattanooga 1986/97       73,539         8    81.2%     341,516   8.39       462,833         0.1%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Tennessee                                     73,539         8    81.2%     341,516   8.39       462,833         0.1%
                                                         ----------   -------------------------------------------------   ----------
 Texas
 Colonial Mall Temple             Temple      1981/96      464,765        57    82.2%   2,900,844  20.16     5,546,392         1.7%
 Colonial Mall Temple                                      108,977 (6)
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Texas                                        573,742        57    82.2%   2,900,844  20.16     5,546,392         1.7%
                                                         ----------   -------------------------------------------------   ----------
 Virginia:
 Colonial Mall Staunton           Staunton    1969/86/97   423,038        51    79.1%   1,988,302  11.38     3,319,857         1.0%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Virginia                                     423,038        51    79.1%   1,988,302  11.38     3,319,857         1.0%
                                                         ----------   -------------------------------------------------   ----------
     Total                                               15,475,196    1,800    89.2% $ 111,426,29$ 18.36$ 155,845,235        46.4%
                                                         ==========   =================================================   ==========

(1) All retail properties are 100% owned by us, with the exception of Orlando Fashion Square, Parkway City Mall, Colonial Promenade Madison, and Colonial Promenade Hoover, which are owned 50%, 45%, 25%, and 10%, respectively, by us at December 31, 2002.
(2) Year initially completed and, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.
(3) Total GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants, but Percent Leased excludes anchor owned space.
(4)       Includes specialty store space only.
(5) Percent of Total 2002 Property Revenue represents the retail property's proportionate share of all revenue from the 106 properties.
(6)       Represents space owned by anchor tenants.
(7) Represents revenues from the date of our acquisition or completion of development of the property in 2002 through December 31, 2002.
(8) This property is currently under redevelopment or lease-up and is not included in the property total.
(9) Amounts exclude $990,538 of straight-line rents reflected in our consolidated financial statements for the year ended December 31, 2002.
(10)      This property, or an interest in this property was sold during 2002.
(11) This property is located adjacent to Colonial Center Mansell Overlook, an office property, and is managed by our office management division. Therefore, in footnote # 7 of the Company's Notes to Consolidated Financial Statements, this property's revenue and net operating income is included in the office segment.


         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2002, for the retail properties:


                                  Net Rentable      Annualized       Percent of Total
  Year of        Number of          Area Of        Base Rent of      Annual Base Rent
   Lease        Tenants with      Expiring Leases    Expiring         Represented by
 Expiration     Expiring Leases   (Square Feet) (1)Leases (1)(2)     Expiring Leases (1)
--------------------------------------------------------------------------------------

2003                    311           942,374        10,229,741                  9.2%
2004                    262         1,571,306        11,588,692                 10.4%
2005                    273           843,470        12,466,442                 11.2%
2006                    193         1,622,781        12,892,039                 11.6%
2007                    227         1,618,919        13,490,797                 12.1%
2008                     82           706,460         5,336,155                  4.8%
2009                     69           571,465         5,215,498                  4.7%
2010                     93           947,301         8,369,126                  7.5%
2011                    104           726,599         9,374,541                  8.4%
2012                     82           893,650         9,697,265                  8.7%
Thereafter              104         3,300,765        12,765,994                 11.5%
               -------------     -------------    --------------    ------------------
                      1,800        13,745,090     $ 111,426,290                100.0%
               =============     =============    ==============    ==================

(1) Excludes 1,730,000 square feet of space not leased as of December 31, 2002.
(2) Annualized base rent is calculated using base rents as of December 31, 2002.


         The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the retail properties:

                                                  Gross                                  Average
                                               Retail Area          Percent           Base Rent Per
                    Year-End                (Square Feet) (1)        Leased       Leased Square Foot (2)
                    --------                -----------------        ------       ----------------------
               December 31, 2002                15,475,000           89.2%                $18.36
               December 31, 2001                14,951,000           89.6%                $18.03
               December 31, 2000                15,184,000           90.2%                $17.38
               December 31, 1999                13,947,000           89.9%                $16.66
               December 31, 1998                11,105,000           91.9%                $14.48

(1) Includes 2,184,112 square feet partially owned by us at December 31, 2002.
(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

Undeveloped Land

          We own various parcels of land, which are held for future development (collectively, the "land"). Land adjacent to multifamily properties typically will be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at office and retail properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings, expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers.


Property Markets

         The table below sets forth certain information with respect to the geographic concentration of the properties as of December 31, 2002.


                     Geographic Concentration of Properties

                                                                             Percent
                  Units                                      Total          Of Total
                 (Multifamily)   NRA           GRA        2002 Property   2002 Property
    State          (1)        (Office)(3)   (Retail) (2)    Revenue          Revenue
--------------  ----------   -----------   -----------   --------------  ---------------

 Alabama            6,812     2,561,659     6,449,713    $ 141,311,371            42.2%
 Florida            4,778     1,760,245     2,825,211       85,040,038            25.3%
 Georgia            1,382       863,266     3,322,764       63,100,835            18.8%
 Mississippi          498           -0-           -0-        4,415,654             1.3%
 North Carolina       -0-           -0-     1,313,061       15,145,543             4.5%
 South Carolina       764           -0-       494,128       14,013,802             4.2%
 Tennessee            -0-           -0-        73,539          462,833             0.1%
 Texas                322           -0-       573,742        8,631,546             2.6%
 Virginia             -0-           -0-       423,038        3,319,857             1.0%
                ----------   -----------   -----------   --------------  ---------------
     Total         14,556     5,185,170    15,475,196    $ 335,441,479           100.0%
                ==========   ===========   ===========   ==============  ===============

(1)       Units (in this table only) refer to multifamily apartment units.
(2) GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.
(3)       NRA refers to net rentable area of office space.

         We believe that the demographic and economic trends and conditions in the markets where the properties are located indicate a potential for continued growth in property net operating income. The properties are located in a variety of distinct submarkets within Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham and Huntsville, Alabama, Orlando, Tampa and Sarasota/Bradenton, Florida, and Macon and Atlanta, Georgia, are our primary markets. We believe that our markets in these nine states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, office, and retail properties.


Mortgage Financing

         As of December 31, 2002, we had approximately $1.26 billion of secured and unsecured indebtedness outstanding with a weighted average interest rate of 5.89% and a weighted average maturity of 5.6 years. Of this amount, approximately $383.2 million was secured mortgage financing and $878.9 was unsecured debt. Our mortgaged indebtedness was secured by 24 of our consolidated properties and carried a weighted average interest rate of 5.7% and a weighted average maturity of 9.6 years. The following table sets forth our secured and unsecured indebtedness in more detail.



                         Mortgage Debt and Notes Payable
                                                                    Anticipated
                                                                    Annual Debt
                                                   Principal          Service                       Estimated
                                    Interest      Balance (as of     (1/1/03-        Maturity      Balance Due
 Property (1)                         Rate         12/31/02)         12/31/03)       Date (2)      on Maturity
---------------------------------   ---------    --------------    -------------    ----------    -------------

 Multifamily Properties:
     CG at Edgewater                  6.810%        21,541,461        1,722,840      01/01/11       18,830,199
     CG at Galleria                   2.560%        22,400,000          447,996      06/15/26  (2)  22,400,000
     CG at Galleria Woods             6.910%         9,375,014          771,344      07/01/09        8,459,760
     CG at Hunters Creek              7.980%        18,999,000        1,516,120      06/30/10       18,999,000
     CG at Hunters Creek              6.590%        11,136,196        1,093,709      06/30/10  (5)   4,373,743
     CG at Madison                    2.191%        17,396,855          980,007      08/01/11  (2)   4,132,410
     CG at Natchez Trace              8.300%         6,692,135          611,403      09/01/35           47,813
     CG at Natchez Trace              8.250%         3,993,930          371,293      02/01/37           29,071
     CG at Promenade                  6.810%        22,471,660        1,797,238      01/01/11       19,643,321
     CG at Research Park              2.160%        12,775,000          255,444      06/15/26  (2)  12,775,000
     CG at Reservoir                  2.474%         8,581,363          470,921      04/01/12        7,192,133
     CG at Riverchase                 2.191%        20,494,557        1,146,373      07/01/11  (2)   6,240,833
     CV at Ashley Plantation          7.980%        15,090,000        1,204,182      06/30/10       15,090,000
     CV at Ashley Plantation          6.590%         9,324,040          915,738      06/30/10  (5)   4,339,741
     CV at Gainesville                2.474%        26,602,227        1,459,847      04/01/12       22,243,422
     CV at Inverness                  2.206%         9,900,000          218,394      06/15/26  (2)   9,900,000
     CV at Lake Mary                  7.980%        14,100,000        1,125,180      06/30/10       14,100,000
     CV at Lake Mary                  6.590%         8,621,386          846,729      06/30/10  (5)   3,620,835
     CV at Timothy Woods              7.490%         9,467,303          840,849      09/01/09        8,466,599
     CV at Trussville                 2.474%        16,847,090          924,517      04/01/12       14,074,930
     CV at Vernon Marsh               2.096%         3,400,000           71,400      07/01/26  (2)   3,400,000

 Office Properties:
     Interstate Park                  8.500%         2,852,228        2,852,228      08/01/03        2,648,144
     Colonial Center at Mansell Overlo8.250%        16,671,336        1,595,699      01/10/08       15,313,506
     Village at Roswell Summit        8.930%         1,510,544          170,220      09/01/05        1,433,201
     Perimeter Corporate Park         8.680%         4,822,798        4,822,798      12/01/03        4,699,141
     Heathrow Internation Business Cen7.390%        32,669,916        3,202,949      12/01/04       31,272,508
     Heathrow Internation Business Cen7.840%        11,000,000          862,400      12/01/04       11,000,000

 Retail Properties:
     Colonial Promenade Montgomery    7.490%        12,193,529        1,085,361      08/27/09       10,876,590
     Colonial Promenade UPP I         7.490%        11,958,595        1,063,210      08/27/09       10,694,650

 Other debt:
     Land Loan                        2.980%           505,064           22,051      09/30/04          493,809
     Line of Credit                   2.430% (3)   208,270,000        6,736,688      11/22/05  (4) 208,270,000
     Unsecured Senior Notes           8.050%        65,000,000        5,202,063      07/15/06       65,000,000
     Unsecured Senior Notes           7.000%       175,000,000       12,138,318      07/15/07      175,000,000
     Unsecured Senior Notes           6.990%       100,000,000        6,844,763      08/15/12      100,000,000
     Medium Term Notes                7.050%        50,000,000        3,525,000      12/15/03       50,000,000
     Medium Term Notes                7.160%        50,000,000        3,580,000      01/17/03       50,000,000
     Medium Term Notes                3.817%        75,000,000        2,862,750      07/26/04  (6)  75,000,000
     Medium Term Notes                6.960%        25,000,000        1,740,000      08/01/05       25,000,000
     Medium Term Notes                6.980%        25,000,000        1,745,000      09/26/05       25,000,000
     Medium Term Notes                8.190%        25,000,000        2,047,500      08/01/04       25,000,000
     Medium Term Notes                8.820%        25,000,000        2,205,000      02/01/05       25,000,000
     Medium Term Notes                8.800%        20,000,000        1,760,000      02/01/10       20,000,000
     Medium Term Notes                8.800%         5,000,000          440,000      03/01/10        5,000,000
     Medium Term Notes                8.050%        10,000,000          805,000      12/01/10       10,000,000
     Medium Term Notes                8.080%        10,000,000          808,000      12/01/10       10,000,000
     Medium Term Notes                7.460%        10,000,000          746,000      12/01/06       10,000,000
     Unamortized Discount on Senior Notes           (2,024,896)                                                   (2,024,896)
     Fasb 133 FV of Hedging Investments              2,554,495                                                      2,554,495
                                                 --------------    -------------                  -------------
 TOTAL CONSOLIDATED DEBT                         $ 1,262,192,823   $ 87,654,522                   $ 1,185,589,958
                                                 ==============    =============                  =============

 (footnotes on next page)
----------------






(1) As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.
(3) This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread of 105 basis points. The facility also includes a competitive bid feature that allows us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2002, we had $130.0 million outstanding under the competitive bid feature.
(4) This credit facility is renewable in November 2005 and provides for a one-year extension. Effective January 2003, we entered into interest rate swap agreements of $150.0 million on our line of credit, which fixes the rate on the floating line for one year at a blended rate of 1.79% plus a spread of 105 basis points.
(5) Represents floating rate debt that has been swapped to a fixed rate of 6.59%.
(6) $50.0 million of this medium term fixed rate debt has been swapped to a floating index rate of 3-mo LIBOR.

          In addition, the properties in which we own partial interests (and which therefore are not consolidated in our financial statements) also are subject to existing mortgage indebtedness. Our pro-rata share of such indebtedness as of December 31, 2002 were as follows:

                                                Company's Share
                                   Company's      of Principal
                                   Percentage   Balance (as of      Interest     Maturity
            Subsidiary             Ownership      12/31/02)           Rate        Date
-----------------------------------------------------------------------------------------

 Barrington, LLC                       15.0%           $ 974,419          7.60% 10/01/09
 Cahaba Heights, LLC                   15.0%             812,590          7.60% 10/01/09
 Mountain Brook, LLC                   15.0%           2,432,184          7.60% 10/01/09
 Ponte Vedra, LLC                      15.0%           1,355,650          7.60% 10/01/09
 River Hills, LLC                      15.0%           3,860,074          7.60% 10/01/09
 Stockbridge, LLC                      15.0%           1,531,596          7.60% 10/01/09
 Hillwood, LLC                         15.0%             499,500          2.44% 12/01/30
 Hillwood, LLC                         15.0%             309,746          7.80% 10/01/20
 Inverness Lakes I, LLC                15.0%             600,000          2.47% 08/01/22
 Inverness Lakes I, LLC                15.0%             344,953          7.80% 07/01/20
 Inverness Lakes II, LLC               15.0%           2,006,504          8.11% 05/01/10
 Rocky Ridge, LLC                      15.0%             900,000          2.69% 08/01/07
 Rocky Ridge, LLC                      15.0%             306,116          7.74% 10/01/16
 Highway 150, LLC                      10.0%           1,777,500          5.94% 01/11/13
 Land Title Building                   33.3%             534,512          8.10% 02/01/15
 Orlando Fashion Square                50.0%          32,174,740          7.00% 12/28/05
 Parkway Place                         45.0%          27,880,953          3.07% 12/20/03
                                             -----------------------------------
      TOTAL SUBSIDIARY DEBT                         $ 78,301,037          5.59%
                                             ===================================

Item 3.           Legal Proceedings.

         Neither we nor the properties are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the properties, other than routine litigation arising in the ordinary course of business, which is expected to primarily be covered by liability insurance.



Item 4.           Submission of Matters to a Vote of Security Holders.

         No matters were submitted to our shareholders during the fourth quarter of 2002.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
          Matters.

         The following sets forth the high and low sale prices for the common shares for each quarter in the two-year period ended December 31, 2002, as reported by the New York Stock Exchange Composite Tape, and the dividends paid by us with respect to each such period.

       Calendar Period                           High          Low  Distribution

 2002:
  First Quarter.............................  $   34.97    $   30.75      $ .66
  Second Quarter............................  $   39.20    $   34.30      $ .66
  Third Quarter............................   $   38.95    $   28.99      $ .66
  Fourth Quarter...........................   $   36.50    $   31.50      $ .66

 2001:
  First Quarter.............................  $   28.00    $   25.20      $ .63
  Second Quarter............................  $   30.99    $   26.51      $ .63
  Third Quarter............................   $   31.40    $   27.30      $ .63
  Fourth Quarter...........................   $   31.85    $   28.95      $ .63



         On February 28, 2003, the last reported sale price of the common shares on the NYSE was $32.02. On February 28, 2003, we had approximately 1,800 shareholders of record.

Item 6.           Selected Financial Data.

         The information required by this item is hereby incorporated by reference to the material appearing in the 2002 annual report to shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Information."

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



Item 7a.          Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to interest rate changes primarily as a result of its unsecured line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.



         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of our swap contracts and rate caps at December 31, 2002.


                                                                                                            Estimated
                                                                                                              Fair
 (amounts in thousands)         2003       2004       2005      2006       2007     Thereafter    Total       Value
----------------------------------------------------------------------------------------------------------------------

 Fixed Rate Debt              $ 102,852     65,823   184,180    75,000     175,000     337,165     940,020    982,861
--------------------------
 Average interest rate
      at December 31, 2002         7.1%       7.7%      5.4%      8.0%        7.0%        7.4%        7.0%          -

 Variable Debt                    $ 505     50,000   133,270         -           -     138,397     322,172    322,172
--------------------------
 Average interest rate
      at December 31, 2002         2.9%       3.8%      2.4%         -           -        2.6%        2.7%          -

 Interest Rate SWAPs
--------------------------

      Variable to fixed        $ 75,000    150,000         -    29,082           -           -     254,082     (3,797)
      Average pay rate             2.4%       1.8%         -      6.6%           -           -        2.5%          -

      Fixed to variable             $ -     50,000         -         -           -           -      50,000      2,633
      Average pay rate                -       5.0%         -         -           -           -        5.0%          -


 Interest Rate Caps            $ 30,379     91,738         -         -           -           -     122,117          5
--------------------------
     Interest Rate                11.2%       5.7%         -         -           -           -        7.1%          -

         The table incorporates only those exposures that exist as of December 31, 2002; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.



Item 8.           Financial Statements and Supplementary Data.

         Our financial statements are hereby incorporated by reference from the Consolidated Financial Statements of Colonial Properties Trust appearing in the Annual Report to Shareholders, filed as Exhibit 13.1 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.          Trustees and Executive Officers of the Registrant.

         The information required by this item with respect to trustees and compliance with the Section 16(a) reporting requirements is hereby incorporated by reference from the material appearing in our definitive proxy statement for the annual meeting of shareholders to be held in 2003 (the "Proxy Statement") under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

Item 11.          Executive Compensation.

         The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information pertaining to security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption "Voting Securities by Principal Shareholders and Management."

         The following table summarizes information, as of December 31, 2002, relating to our equity compensation plans pursuant to which options to purchase our common shares and our restricted common shares may be granted from time to time.



                                   Number of securities      Weighted-average           Number of securities
                                       be issued upon        exercise price of       remaining available for future
                                  exercise of outstanding   outstanding options         issuance under equity
Plan Category                     options, warrants, and    warrants and rights          compensation plans
                                        rights (a)                 (b)              (excluding securities reflected
                                                                                             in column (a))
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders (1)          1,621,786 (2)           $28.88 (3)                    1,756,028

Equity compensation plans not
approved by security holders                     -                    -                                 -
-----------------------------------------------------------------------------------------------------------------------------
Total                                     1,621,786               $28.88                         1,756,028

(1) These plans include our Employee Share Option and Restricted Share Plan, as amended in 1998, our Non-Employee Trustee Share Plan, as amended in 1997, and our Trustee Share Option Plan, as amended in 1997.
(2) Includes 80,516 restricted shares and performance-based restricted shares to be exercised at December 31, 2002.
(3) Weighted-average exercise price of outstanding options; excludes value of outstanding restricted shares.


Item 13.          Certain Relationships and Related Transactions.

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Executive Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

Item 14.          Controls and Procedures.

         Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management and support from our external auditors, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                     Part IV

Item 15.          Exhibits, Financial Schedules, and Reports on Form 8-K.



15(a)(1) and (2)  Financial Statements and Schedules



Index to Financial Statements and Financial Statement Schedule



Financial Statements:

         The following financial statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of Colonial Properties Trust appearing in the Annual Report to Shareholders:

         Consolidated Balance Sheets as of December 31, 2002 and 2001

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001, and 2000

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

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

15(a)(3) Exhibits

               (1)  3.1     Declaration of Trust of Company.
               (1)  3.2     Bylaws of the Company.
              (12)  4.1     Articles Supplementary of 83/4% Series A Cumulative
                            Redeemable Preferred Shares of Beneficial Interest
                            of the Company.
              (14)  4.2     Articles Supplementary of Series 1998 Junior
                            Participating Preferred Shares of Beneficial
                            Interest of the Company.
              (14)  4.3     Articles Supplementary of 8.875% Series B Cumulative
                            Redeemable Perpetual Preferred Shares of the
                            Company.
              (16)  4.4     Articles Supplementary of 9.25% Series C Cumulative
                            Redeemable Preferred Shares of Beneficial Interest
                            of the Company.
               (7)  4.5     Indenture dated as of July 22, 1996, by and between
                            Colonial Realty Limited Partnership and Bankers
                            Trust Company, as amended
              (13)  4.5.1   First Supplemental Indenture dated as of December
                            31, 1998, by and between Colonial Realty Limited
                            Partnership and Bankers Trust Company.
              (13)  4.6     Rights Agreement dated as of November 2, 1998
                            between Colonial Properties Trust and
                            BankBoston, N.A.
              (14) 10.1     Third Amended and Restated Agreement of Limited
                            Partnership of the Operating Partnership,
                            as amended.
               (4) 10.2.1   Registration Rights and Lock-Up
                            Agreement dated September 29, 1993, among the
                            Company and the persons named therein.
               (3) 10.2.2   Registration Rights and Lock-Up
                            Agreement dated March 25, 1997, among the
                            Company and the persons named therein.
               (3) 10.2.3   Registration Rights and Lock-Up
                            Agreement dated November 4, 1994, among the
                            Company and the persons named therein.
               (3) 10.2.4   Registration Rights and Lock-Up
                            Agreement dated August 20, 1997, among the
                            Company and the persons named therein.
               (3) 10.2.5   Registration Rights and Lock-Up
                            Agreement dated November 1, 1997, among the
                            Company and the persons named therein.
               (3) 10.2.6   Registration Rights and Lock-Up
                            Agreement dated July 1, 1997, among the Company
                            and the persons named therein.
               (3) 10.2.7   Registration Rights and Lock-Up
                            Agreement dated July 1, 1996, among the Company
                            and the persons named therein.
              (13) 10.2.8   Registration Rights Agreement dated
                            February 23, 1999, among the Company, Belcrest
                            Realty Corporation, and Belair Real Estate
                            Corporation.
              (13) 10.2.9   Registration Rights and Lock-Up Agreement dated July
                            1, 1998, among the Company and the persons
                            named therein.
              (13) 10.2.10  Registration Rights and Lock-Up Agreement dated July
                            31, 1997, among the Company and the persons
                            named therein.
              (13) 10.2.11  Registration Rights and Lock-Up Agreement dated
                            November 18, 1998, among the Company and the
                            persons named therein.
              (13) 10.2.12  Registration Rights and Lock-Up Agreement dated
                            December 29, 1994, among the Company and the
                            persons named therein.
              (15) 10.2.13  Registration Rights and Lock-Up Agreement dated
                            April 30, 1999, among the Company and the persons
                            named therein.
               (8) 10.3.1(5)Second Amended and Restated Employee Share Option
                            and Restricted Share Plan.
               (9) 10.3.2(5)Non-employee Trustee Share Option Plan.
              (10) 10.3.3(5)Non-employee Trustee Share Plan.
              (11) 10.3.4(5)Employee Share Purchase Plan.
               (4) 10.4 (5) Non-employee Trustee Option Agreement.
               (4) 10.5 (5) Employment Agreement between the Company and Thomas
                            H. Lowder.
               (4) 10.6 (5) Officers and Trustees Indemnification Agreement.
               (4) 10.7     Partnership Agreement of the Management Partnership
               (2) 10.8     Articles of Incorporation of the Management
                            Corporation, as amended.
               (4) 10.9     Bylaws of the Management Corporation.
               (6) 10.10    Credit Agreement between the Colonial
                            Realty Limited Partnership and SouthTrust
                            Bank, National Association, AmSouth Bank, N.A.,
                            Wells Fargo Bank, National Association,
                            Wachovia Bank, N.A., First National Bank of
                            Commerce, N.A., and PNC Bank, Ohio, National
                            Association dated July 10, 1997, as amended on
                            July 10, 1997 and related promissory notes.
               (13) 10.11.1 Amendment to Credit Agreement dated July 10, 1998.
               (13) 10.11.2 Second Amendment to Credit Agreement dated August
                            21, 1998.
                (4) 10.12(5)Annual Incentive Plan.
               (14) 10.13   Executive Unit Purchase Program - Program Summary
               (14) 10.14   Form of Promissory Note
               (14) 10.15   Form of Reimbursement Agreement dated
                            January 25, 2000 between Colonial Realty
                            Limited Partnership and Employee Unit Purchase
                            Plan participants
                    12.1    Ratio of Earnings to Fixed Charges
                    13.1    Portions of the Annual Report to Shareholders
                            incorporated by reference in Part II of this
                            Form 10-K
                    21.1    List of Subsidiaries
                    23.1    Consent of PricewaterhouseCoopers LLP
                    99.1    CEO and CFO Certifications pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002
--------------------

(1)       Incorporated by reference to the Company's Form 8-K dated November 5,
          1997.
(2) Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1994.
(3) Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1997.
(4) Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-65954.
(5) Management contract or compensatory plan required to be filed pursuant to Item 15(c) of Form 10-K.
(6) Incorporated by reference to the same titled and number exhibit in the Company's Quarterly Report on Form 10-Q dated June 30, 1997.
(7) Incorporated by reference to (i) Exhibit D to the Form 8-K dated July 19, 1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.
(8) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-60333.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27203.
(10) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27205.
(11) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27201.
(12) Incorporated by reference to the Company's Registration Statement Amendment No. 1 on Form S-3 dated November 20, 1997.
(13) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 1998.
(14) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 1999.
(15) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 2000.
(16)      Incorporated by reference to the Company's Form 8-K dated June 19,
          2001.




15(b)    Reports on Form 8-K

                  Reports on Form 8-K filed during the last quarter of 2002:
                  None.

15(c)             Exhibits

                  The list of Exhibits filed with this report is set forth in response to Item 15(a)(3).

15(d)             Financial Statements

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

                                         Colonial Properties Trust

                                   By:/s/Thomas H. Lowder
                                         -----------------------
                                         Thomas H. Lowder
                                         Chairman of the Board,
                                         President, and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

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

         /s/Clause B. Nielsen                        Trustee
---------------------------------------------------
           Claude B. Nielsen

         /s/Harold W. Ripps                          Trustee
---------------------------------------------------
           Harold W. Ripps

         /s/Donald T. Senterfitt                     Trustee
---------------------------------------------------
           Donald T. Senterfitt

                              CERTIFICATIONS UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

                                  CERTIFICATION

I, Thomas H. Lowder, certify that:

1.   I have reviewed this annual report of Colonial Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


/s/ Thomas H. Lowder
------------------
    Thomas H. Lowder
    Chief Executive Officer

                              CERTIFICATIONS UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

                                  CERTIFICATION

I, Howard B. Nelson Jr., certify that:

1.   I have reviewed this annual report of Colonial Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


/s/  Howard B. Nelson Jr.
------------------------
     Howard B. Nelson Jr.
     Chief Financial Officer

                                  SCHEDULE III
                            COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               December 31, 2002
                                                                                                               Gross Amount
                                                                                                                 at Which
                                                                   Initial Cost to                Cost          Carried at
                                                                       Company                 Capitalized    Close of Period
                                                          ---------------------------------                    --------------
                                                                             Buildings and    Subsequent to
             Description                  Encumbrances         Land          Improvements      Acquisition          Land
--------------------------------------   ---------------  ---------------   ---------------  ---------------   --------------

 Multifamily:
     CG at Citrus Park                              -0-        1,323,593               -0-       11,314,187        1,328,323
     CG at Cypress Crossing                         -0-        8,781,859               -0-       12,741,309        2,125,136
     CG at Edgewater                         21,541,461        1,540,000        12,671,606       13,668,719        2,602,325
     CG at Galleria                          22,400,000        4,600,000        39,078,925        5,297,592        4,600,000
     CG at Galleria II                              -0-          758,439         7,902,382          134,307          758,439
     CG at Galleria Woods                     9,375,014        1,220,000        12,480,949          669,222        1,220,000
     CG at Heather Glen                             -0-        3,800,000               -0-       30,874,797        4,134,235
     CG at Heathrow                                 -0-        2,560,661        17,612,990          751,562        2,560,661
     CG at Hunter's Creek                    30,135,196       33,264,022               -0-        1,080,626        5,308,112
     CG at Lakewood Ranch                           -0-        2,320,442               -0-       19,927,999        2,148,814
     CG at Liberty Park                             -0-        2,296,019               -0-       25,030,078        2,296,019
     CG at Madison                           17,396,855        1,689,400               -0-       22,115,057        2,284,794
     CG at Natchez Trace                     10,686,065        1,312,000        16,568,050          603,159        1,317,995
     CG at Promenade                         22,471,660        1,479,352               -0-       27,074,508        1,748,879
     CG at Research Park                     12,775,000        3,680,000        29,322,067        3,068,180        3,680,000
     CG at Reservoir                          8,581,363        1,020,000               -0-       13,281,949        1,122,893
     CG at Riverchase                        20,494,557        2,340,000        25,248,548        2,700,423        2,340,000
     Colonial Center Town Park                      -0-        1,391,500               -0-       35,590,903        2,647,374
     CG at Wesleyan                                 -0-          720,000        12,760,587        6,987,021        1,404,780
     CV at Ashford Place                            -0-          537,600         5,839,838          437,367          537,600
     CV at Ashley Plantation                 24,414,040        1,160,000        11,284,785       14,805,254        2,215,490
     CV at Caledon Wood                             -0-        2,100,000        19,482,210          838,787        2,108,949
     CV at Gainesville                       26,602,227        3,360,000        24,173,649        5,035,688        3,361,850
     CV at Haverhill                                -0-        1,771,000        17,869,452        2,660,945        1,771,000
     CV at Huntleigh Woods                          -0-          745,600         4,908,990        1,246,240          745,600
     CV at Inverness                          9,900,000        1,713,668        10,352,151          837,537        1,077,849
     CV at Inverness II/III/IV                      -0-          635,819         5,927,265        8,803,608        1,859,142
     CV at Lake Mary                         22,721,386        2,145,480               -0-       20,022,703        3,634,094
     CV at Timothy Woods                      9,467,303        1,020,000        11,910,546          319,534        1,024,347
     CV at Town Park (Sarasota)                     -0-        1,566,765               -0-       19,732,717        1,640,763
     CV at Trussville                        16,847,090        1,504,000        18,800,253        1,451,857        1,510,409
     CV at Vernon Marsh                       3,400,000          960,984         3,511,596        3,683,129          960,984
     CV at Walton Way                               -0-        1,024,000         7,877,766        3,604,880        1,024,000

 Office:
     250 Commerce Street                            -0-           25,000           200,200        2,477,004           25,000
     901 Maitland  Center                           -0-        2,335,035        14,398,193          130,978        2,335,035
     AmSouth Center                                 -0-          764,961               -0-       20,215,623          764,961
     Colonial Center 100 at Town Park               -0-        1,391,500               -0-       18,343,674        1,515,878
     Colonial Center 600 at Town Park               -0-              -0-               -0-       25,628,259        1,915,200
     Colonial Center at Mansell Overlook     16,671,336        4,540,000        44,012,971       78,289,528        2,016,812
     Colonial Center Colonnade                      -0-        6,299,310                         40,773,192        6,299,310
     Colonial Center Heathrow                43,669,916       13,548,715        97,256,123          152,195       13,548,715
     Colonial Center Lakeside                       -0-          423,451         8,313,291        1,875,795          425,255
     Colonial Center Research Park                  -0-        1,003,865               -0-       12,438,799        1,003,865
     Colonial Plaza                                 -0-        1,001,375        12,381,023        5,882,978        1,005,642
     Concourse Center                               -0-        4,875,000        25,702,552        1,493,134        4,875,000
     Emmett R. Johnson Building                     -0-        1,794,672        14,801,258        1,595,930        1,794,672
     Independence Plaza                             -0-        1,505,000         6,018,476        3,486,149        1,505,000
     International Park                             -0-        1,279,355         5,668,186       19,633,644        3,087,151
     Interstate Park                          2,852,228        1,125,990         7,113,558       11,941,730        1,125,988
     Perimeter Corporate Park                 4,822,798        1,422,169        18,377,648        3,411,302        1,422,169
     Progress Center                                -0-          521,037        14,710,851        3,383,192          523,258
     Riverchase Center                              -0-        1,916,727        22,091,651        3,419,299        1,924,895
     Shoppes at Mansell                             -0-          600,000         3,089,565           50,741          600,000

 Retail:
     Britt David Shopping Center                    -0-        1,755,000         4,951,852          499,611        1,755,000
     Colonial Brookwood Village                     -0-        8,136,700        24,435,002       64,865,084        8,171,373
     Colonial Mall Auburn-Opelika                   -0-          103,480               -0-       18,405,485          698,153
     Colonial Mall Bel Air                          -0-        7,517,000        80,151,190        7,538,350        7,517,000
     Colonial Mall Burlington                       -0-        4,120,000        25,632,587        3,084,307        4,137,557
     Colonial Mall Decatur                          -0-        3,262,800        23,636,229        3,958,019        3,262,800
     Colonial Mall Gadsden                          -0-          639,577               -0-       22,818,413          639,577
     Colonial Mall Glynn Place                      -0-        3,588,178        22,514,121        2,674,305        3,603,469
     Colonial Mall Greenville                       -0-        4,433,000        24,812,243        6,705,733        4,433,000
     Colonial Mall Lakeshore                        -0-        4,646,300        30,973,239        3,431,412        4,666,100
     Colonial Mall Mrytle Beach                     -0-        9,099,972        33,663,654        5,925,080        9,163,149
     Colonial Mall Staunton                         -0-        2,895,000        15,083,542        4,486,671        2,907,337
     Colonial Mall Temple                           -0-        2,981,736        23,503,930        6,306,683        2,981,736
     Colonial Mall Valdosta                         -0-        5,377,000        30,239,796        4,182,494        4,478,413
     Colonial Mall Macon                            -0-        1,684,875               -0-       95,831,980        5,508,562
     Colonial Mayberry Mall                         -0-          862,500         3,778,590          710,721          866,175
     Colonial Promenade Bardmoor                    -0-        1,989,019         9,047,663          770,284        1,989,019
     Colonial Promenade Beechwood                   -0-        2,565,550        19,647,875        3,480,385        2,576,483
     Colonial Promenade Burnt Store                 -0-        3,750,000         8,198,677          242,605        3,750,000
     Colonial Promenade Hunter's Creek              -0-        4,181,760        13,023,401          386,625        4,181,760
     Colonial Promenade Lakewood                    -0-        2,984,522        11,482,512        2,944,731        2,997,240
     Colonial Promenade Montgomery           12,193,529        3,788,913        11,346,754        1,566,049        4,332,432
     Colonial Promenade Montgomery N                -0-        2,400,000         5,664,858          588,167        2,401,182
     Colonial Promenade Northdale                   -0-        3,059,760         8,054,090        7,130,766        3,059,760
     Colonial Promenade Trussville                  -0-        4,201,186               -0-       28,309,788        4,213,537
     Colonial Promenade Tutwiler Farm               -0-       10,287,026               -0-       17,826,572       10,288,138
     Colonial Promenade University Park      11,958,595        6,946,785        20,104,517       (9,766,068)       5,001,467
     Colonial Promenade Wekiva                      -0-        2,817,788        15,302,375          493,709        2,817,788
     Colonial Promenade Winter Haven                -0-        1,768,586         3,928,903        4,923,825        4,045,045
     Colonial Shoppes at Inverness                  -0-        1,680,000         1,387,055           99,257        1,687,159
     Colonial Shoppes Bear Lake                     -0-        2,134,440         6,551,683          526,280        2,134,440
     Colonial Shoppes Bellwood                      -0-          330,000               -0-        5,225,990          330,000
     Colonial Shoppes McGehee                       -0-          197,152               -0-        5,939,024          197,152
     Colonial Shoppes Quaker Village                -0-          931,000         7,901,874          877,768          934,967
     Colonial Shoppes Stanley                       -0-          450,000         1,657,870          117,217          433,906
     Colonial Shoppes Yadkinville                   -0-        1,080,000         1,224,136        3,393,242        1,084,602
     Old Springville Shopping Center                -0-          272,594               -0-        3,411,101          277,975
     Olde Town Shopping Center                      -0-          343,325               -0-        2,842,835          343,325
     P&S Building                                   -0-          104,089           558,646          274,623          104,089
     Rivermont Shopping Center                      -0-          515,250         2,332,486          364,777          517,446
     Shops at Colonnade                             -0-        2,468,092         4,034,205           27,971        2,468,092
     Village at Roswell Summit                1,510,544          450,000         2,563,642          224,119          451,918

 Active Development Projects:

     CG at North Heathrow  Phase II                 -0-        3,363,141               -0-        1,282,742        4,645,883
     Colonial TownPark Mixed Use                    -0-              -0-               -0-        1,792,375
     Colonial Center 200 at Town Park               -0-              -0-               -0-       15,833,616        1,492,318
     Colonial Promenade Trussville  II              -0-        1,476,871               -0-          607,237        2,084,108
     Other Miscellaneous Projects                   -0-              -0-               -0-        5,469,947

 Unimproved Land:
     Colonial Center Mansell Overlook               -0-        2,664,265               -0-        6,419,014        9,083,279
     Colonial TownPark Infrastructure               -0-       25,933,612               -0-       (4,219,910)      21,713,702
     Colonial Center Heathrow                       -0-       12,250,568               -0-          983,387       13,233,955
     CV at Town Park Infrastructure                 -0-        1,184,919               -0-        3,784,017        4,968,936
     CG at Wesleyan III                             -0-          230,643               -0-            8,691          239,334
     Lakewood Ranch                                 -0-           47,990               -0-        2,370,313        1,479,297
     Twin Lakes                                     -0-       10,117,524               -0-        3,280,431       13,397,955
     Corporate Assets                               -0-              -0-               -0-        8,309,967              -0-
     Other Land                                     -0-        1,143,896               -0-         (858,307)         285,589


                                         ---------------  ---------------   ---------------  ---------------   --------------
                                          $ 382,888,161    $ 323,928,749    $ 1,107,109,349   $ 949,724,500    $ 316,847,337
                                         ===============  ===============   ===============  ===============   ==============


                              SCHEDULE III (Cont'd)
                            COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               December 31, 2002

                                              Gross Amount at Which                                         Date
                                            Carried at Close of Period                                     Acquired/
                                         ---------------------------------
                                          Buildings and                       Accumulated       Date       Placed in     Depreciable
             Description                  Improvements         Total          Depreciation    Completed     Service      Lives-Years
--------------------------------------   ---------------  ----------------   --------------   ----------   ----------   ------------

 Multifamily:
     CG at Citrus Park                       11,309,456      $ 12,637,780        2,102,857      1999         1997       7-40  Years
     CG at Cypress Crossing                  19,398,032      $ 21,523,168        3,377,231      1999         1998       7-40  Years
     CG at Edgewater                         25,278,000      $ 27,880,325        6,498,478      1990         1994       7-40  Years
     CG at Galleria                          44,376,517      $ 48,976,517       10,258,618      1986         1994       7-40  Years
     CG at Galleria II                        8,036,689       $ 8,795,128        1,837,595      1996         1996       7-40  Years
     CG at Galleria Woods                    13,150,171      $ 14,370,171        3,255,641      1994         1996       7-40  Years
     CG at Heather Glen                      30,540,563      $ 34,674,797        3,852,115      2000         1998       7-40  Years
     CG at Heathrow                          18,364,552      $ 20,925,213        4,420,089      1997        1994/97     7-40  Years
     CG at Hunter's Creek                    29,036,536      $ 34,344,648        6,829,306      1996         1996       7-40  Years
     CG at Lakewood Ranch                    20,099,627      $ 22,248,441        3,200,044      1999         1997       7-40  Years
     CG at Liberty Park                      25,030,078      $ 27,326,096        2,803,449      2000         1998       7-40  Years
     CG at Madison                           21,519,663      $ 23,804,457        2,722,469      2000         1998       7-40  Years
     CG at Natchez Trace                     17,165,215      $ 18,483,209        3,345,739     1995/97       1997       7-40  Years
     CG at Promenade                         26,804,981      $ 28,553,860        3,240,093      1992         1992       7-40  Years
     CG at Research Park                     32,390,247      $ 36,070,247        8,435,537     1987/94       1994       7-40  Years
     CG at Reservoir                         13,179,056      $ 14,301,949        1,533,767      2000         1998       7-40  Years
     CG at Riverchase                        27,948,971      $ 30,288,971        6,726,512     1984/91       1994       7-40  Years
     Colonial Center Town Park               34,335,029      $ 36,982,403        1,793,468      2002         2000       7-40  Years
     CG at Wesleyan                          19,062,828      $ 20,467,608        3,846,366      1997        1996/97     7-40  Years
     CV at Ashford Place                      6,277,205       $ 6,814,805        1,170,438      1983         1996       7-40  Years
     CV at Ashley Plantation                 25,034,549      $ 27,250,039        3,981,565      1997         1998       7-40  Years
     CV at Caledon Wood                      20,312,049      $ 22,420,997        3,796,594     1995/96       1997       7-40  Years
     CV at Gainesville                       29,207,487      $ 32,569,337        8,653,500    1989/93/94     1994       7-40  Years
     CV at Haverhill                         20,530,397      $ 22,301,397        3,132,739      1998         1998       7-40  Years
     CV at Huntleigh Woods                    6,155,230       $ 6,900,830        1,701,092      1978         1994       7-40  Years
     CV at Inverness                         11,825,507      $ 12,903,356        3,169,232    1986/87/90   1986/87/90   7-40  Years
     CV at Inverness II/III/IV               13,507,550      $ 15,366,692        5,088,884      1997         1997       7-40  Years
     CV at Lake Mary                         18,534,089      $ 22,168,183        6,768,047     1991/95      1991/95     7-40  Years
     CV at Timothy Woods                     12,225,734      $ 13,250,080        2,405,321      1996         1997       7-40  Years
     CV at Town Park (Sarasota)              19,658,720      $ 21,299,482        1,290,772      2002         2000       7-40  Years
     CV at Trussville                        20,245,701      $ 21,756,110        4,189,662     1996/97       1997       7-40  Years
     CV at Vernon Marsh                       7,194,725       $ 8,155,709        2,547,600     1986/87      1986/93     7-40  Years
     CV at Walton Way                        11,482,646      $ 12,506,646        1,393,285     1970/88       1998       7-40  Years

 Office:
     250 Commerce Street                      2,677,204       $ 2,702,204        2,463,667     1904/81       1980       7-40  Years
     901 Maitland  Center                    14,529,171      $ 16,864,206          273,296      1985         2002       7-40  Years
     AmSouth Center                          20,215,623      $ 20,980,584        8,773,278      1990         1990       7-40  Years
     Colonial Center 100 at Town Park        18,219,296      $ 19,735,174        1,215,513      2001         2000       7-40  Years
     Colonial Center 600 at Town Park        23,713,059      $ 25,628,259          307,955      2002         2000       7-40  Years
     Colonial Center at Mansell Overlook    124,825,687     $ 126,842,499       11,636,161    1987/96/97/00  1997       7-40  Years
     Colonial Center Colonnade               40,773,192      $ 47,072,502          589,720     1989/99       2002       7-40  Years
     Colonial Center Heathrow                97,408,318     $ 110,957,033          811,951    1988/96-00     2002       7-40  Years
     Colonial Center Lakeside                10,187,282      $ 10,612,537        1,493,642     1989/90       1997       7-40  Years
     Colonial Center Research Park           12,438,798      $ 13,442,664        1,583,578      1999         1998       7-40  Years
     Colonial Plaza                          18,259,734      $ 19,265,376        2,588,364      1982         1997       7-40  Years
     Concourse Center                        27,195,686      $ 32,070,686        3,073,410     1981/85       1998       7-40  Years
     Emmett R. Johnson Building              16,397,189      $ 18,191,861        1,447,050     1982/95       1999       7-40  Years
     Independence Plaza                       9,504,625      $ 11,009,625        1,020,849     1981/92       1998       7-40  Years
     International Park                      23,494,034      $ 26,581,185        2,891,446     1987/89       1997       7-40  Years
     Interstate Park                         19,055,290      $ 20,181,278        7,483,848    1982-85/89   1982-85/89   7-40  Years
     Perimeter Corporate Park                21,788,950      $ 23,211,119        2,867,238     1986/89       1998       7-40  Years
     Progress Center                         18,091,822      $ 18,615,080        2,758,686     1983-91       1997       7-40  Years
     Riverchase Center                       25,502,782      $ 27,427,677        4,047,656     1984-88       1997       7-40  Years
     Shoppes at Mansell                       3,140,306       $ 3,740,306          349,790     1996/97       1998       7-40  Years

 Retail:
     Britt David Shopping Center              5,451,463       $ 7,206,463        1,084,769      1990         1994       7-40  Years
     Colonial Brookwood Village              89,265,413      $ 97,436,786        7,401,520    1973/91/00     1997       7-40  Years
     Colonial Mall Auburn-Opelika            17,810,813      $ 18,508,965       11,249,030    1973/84/89   1973/84/89   7-40  Years
     Colonial Mall Bel Air                   87,689,540      $ 95,206,540       10,468,603    1966/90/97     1998       7-40  Years
     Colonial Mall Burlington                28,699,338      $ 32,836,894        4,197,378    1969/86/94     1997       7-40  Years
     Colonial Mall Decatur                   27,594,248      $ 30,857,048        6,128,088     1979/89       1993       7-40  Years
     Colonial Mall Gadsden                   22,818,413      $ 23,457,990       13,316,043     1974/91       1974       7-40  Years
     Colonial Mall Glynn Place               25,173,135      $ 28,776,604        4,200,172      1986         1997       7-40  Years
     Colonial Mall Greenville                31,517,976      $ 35,950,976        3,805,265    1965/89/99     1999       7-40  Years
     Colonial Mall Lakeshore                 34,384,851      $ 39,050,951        5,551,016     1984-87       1997       7-40  Years
     Colonial Mall Mrytle Beach              39,525,558      $ 48,688,706        6,915,370      1986         1996       7-40  Years
     Colonial Mall Staunton                  19,557,876      $ 22,465,213        3,131,979    1969/86/97     1997       7-40  Years
     Colonial Mall Temple                    29,810,613      $ 32,792,349        2,322,794                   2000       7-40  Years
     Colonial Mall Valdosta                  35,320,876      $ 39,799,290        5,416,888     1982-85       1997       7-40  Years
     Colonial Mall Macon                     92,008,293      $ 97,516,855       29,982,448    1975/88/97    1975/88     7-40  Years
     Colonial Mayberry Mall                   4,485,636       $ 5,351,811          734,421     1968/86       1997       7-40  Years
     Colonial Promenade Bardmoor              9,817,947      $ 11,806,966        1,699,273      1981         1996       7-40  Years
     Colonial Promenade Beechwood            23,117,327      $ 25,693,810        3,714,517     1963/92       1997       7-40  Years
     Colonial Promenade Burnt Store           8,441,282      $ 12,191,282        1,861,529      1990         1994       7-40  Years
     Colonial Promenade Hunter's Creek       13,410,026      $ 17,591,786        2,297,568     1993/95       1996       7-40  Years
     Colonial Promenade Lakewood             14,414,525      $ 17,411,765        2,141,556      1995         1997       7-40  Years
     Colonial Promenade Montgomery           12,369,284      $ 16,701,716        3,943,667      1990         1993       7-40  Years
     Colonial Promenade Montgomery N          6,251,843       $ 8,653,025          800,826      1997         1995       7-40  Years
     Colonial Promenade Northdale            15,184,856      $ 18,244,616        1,860,270     1988/00       1995       7-40  Years
     Colonial Promenade Trussville           28,297,437      $ 32,510,974        1,854,071      2000         1998       7-40  Years
     Colonial Promenade Tutwiler Farm        17,825,461      $ 28,113,599          929,261      2000         1999       7-40  Years
     Colonial Promenade University Park      12,283,767      $ 17,285,234        5,249,535     1986/89       1993       7-40  Years
     Colonial Promenade Wekiva               15,796,084      $ 18,613,872        2,634,674      1990         1996       7-40  Years
     Colonial Promenade Winter Haven          6,576,270      $ 10,621,314        1,358,098      1986         1995       7-40  Years
     Colonial Shoppes at Inverness            1,479,152       $ 3,166,312          236,726      1984         1997       7-40  Years
     Colonial Shoppes Bear Lake               7,077,963       $ 9,212,403        1,429,432      1990         1995       7-40  Years
     Colonial Shoppes Bellwood                5,225,990       $ 5,555,990        1,743,713      1988         1988       7-40  Years
     Colonial Shoppes McGehee                 5,939,024       $ 6,136,176        2,039,993      1986         1986       7-40  Years
     Colonial Shoppes Quaker Village          8,775,674       $ 9,710,642        1,216,063    1968/88/97     1997       7-40  Years
     Colonial Shoppes Stanley                 1,791,181       $ 2,225,087          304,599     1987/96       1997       7-40  Years
     Colonial Shoppes Yadkinville             4,612,776       $ 5,697,378          622,689     1971/97       1997       7-40  Years
     Old Springville Shopping Center          3,405,720       $ 3,683,695        2,905,191      1982         1982       7-40  Years
     Olde Town Shopping Center                2,842,835       $ 3,186,160        1,108,691     1978/90      1978/90     7-40  Years
     P&S Building                               833,269         $ 937,358          624,702    1946/76/91     1974       7-40  Years
     Rivermont Shopping Center                2,695,067       $ 3,212,513          426,654     1986/97       1997       7-40  Years
     Shops at Colonnade                       4,062,176       $ 6,530,268              -0-      1989         2002       7-40  Years
     Village at Roswell Summit                2,785,843       $ 3,237,761          389,212      1988         1997       7-40  Years

 Active Development Projects:

     CG at North Heathrow  Phase II                           $ 4,645,883                        N/A         1997           N/A
     Colonial TownPark Mixed Use              1,792,375       $ 1,792,375                        N/A         2000           N/A
     Colonial Center 200 at Town Park        14,341,298      $ 15,833,616          246,973      2002         2000       7-40  Years
     Colonial Promenade Trussville  II                        $ 2,084,108                        N/A         2002           N/A
     Other Miscellaneous Projects             5,469,947       $ 5,469,947                        N/A         2002           N/A

 Unimproved Land:
     Colonial Center Mansell Overlook                         $ 9,083,279                        N/A         1997           N/A
     Colonial TownPark Infrastructure                        $ 21,713,702                        N/A         1999           N/A
     Colonial Center Heathrow                                $ 13,233,955                        N/A         2002           N/A
     CV at Town Park Infrastructure                           $ 4,968,936                        N/A         2000           N/A
     CG at Wesleyan III                                         $ 239,334                        N/A         1996           N/A
     Lakewood Ranch                             939,006       $ 2,418,303                        N/A         1999           N/A
     Twin Lakes                                              $ 13,397,955                        N/A         2000           N/A
     Corporate Assets                         8,309,967       $ 8,309,967        4,573,440       N/A          N/A           N/A
     Other Land                                                 $ 285,589                        N/A          N/A           N/A


                                         ---------------  ----------------   --------------
                                         $ 2,063,915,261  $ 2,380,762,598    $ 351,163,908
                                         ===============  ================   ==============


                              NOTES TO SCHEDULE III
                            COLONIAL PROPERTIES TRUST
                               December 31, 2002


(1) The aggregate cost for Federal Income Tax purposes was approximately $1.9 billion at December 31, 2002.
(2) See description of mortgage notes payable in Note 8 of Notes to Consolidated Financial Statements.
(3) The following is a reconciliation of real estate to balances reported at the beginning of the year:


                                        Reconciliation of Real Estate

                                                         2002               2001              2000
                                                     --------------    ---------------   ---------------
      Real estate investments:
         Balance at beginning of year                $ 2,218,789,132   $ 2,106,574,237   $ 2,006,826,986
            Acquisitions of new property               196,009,181                -0-        29,608,188
            Improvements and development                93,664,000        194,303,822       138,193,236
            Dispositions of property                  (127,699,715)       (82,088,926)      (68,054,173)
                                                     --------------    ---------------   ---------------

         Balance at end of year                      $ 2,380,762,598   $ 2,218,789,132   $ 2,106,574,237
                                                     ==============    ===============   ===============



                                 Reconciliation of Accumulated Depreciation

                                                         2002               2001              2000
                                                     --------------    ---------------   ---------------
      Accumulated depreciation:
         Balance at beginning of year                $ 310,445,402      $ 255,735,031     $ 206,451,470
            Depreciation                                73,602,948         64,692,784        59,548,811
            Depreciation of disposition of property    (32,884,443)        (9,982,413)      (10,265,250)
                                                     --------------    ---------------   ---------------

         Balance at end of year                       $351,163,907       $310,445,402      $255,735,031
                                                     ==============    ===============   ===============

                      Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Trustees
   of Colonial Properties Trust

Our audits of the consolidated financial statements referred to in our report dated January 17, 2003, except for Note 18, as to which the date is February 28, 2003 appearing in the 2002 Annual Report to Shareholders of Colonial Properties Trust (which report and consolidated financial statements are incorporated by reference in this Annual Report of Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Birmingham, Alabama
January 17, 2003