Form 10-K/A
period 2002-12-31
COLONIAL PROPERTIES TRUST
filed 2003-04-16
CIK 909111

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

         Number of the Registrant's Common Shares of Beneficial Interest outstanding as of February 28, 2003: 23,431,052.


         Documents Incorporated by Reference

         Portions of the annual report to shareholders for the year ended December 31, 2002, are incorporated by reference into Items 6, 7 and 8 of Part
II. Portions of the proxy statement for the annual shareholders meeting to be held in 2003 are incorporated by reference into Items 10, 11 and 13 of Part III.

         This amendment to Colonial Properties Trust's annual report on Form 10-K for the year ended December 31, 2002 is being filed to amend Exhibit 12.1 - Ratio of Earnings to Fixed Charges. The previously filed Exhibit 12.1 contained a computational error and did not include the Ratio of Earnings to Combined Fixed Charges and Preferred Share Distributions. As a result, Exhibit 12.1 is being re-filed to include the corrected calculation and the Ratio of Earnings to Combined Fixed Charges and Preferred Share Distributions.

                                    Part IV



Item 15.          Exhibits, Financial Schedules, and Reports on Form 8-K.

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
                   Colonial Properties Trust and BankBoston, N.A.
     (14) 10.1     Third Amended and Restated Agreement of Limited Partnership
                   of the Operating Partnership, as amended.
      (4) 10.2.1   Registration Rights and Lock-Up Agreement dated September 29,
                   1993, among the Company and the persons named therein.
      (3) 10.2.2   Registration Rights and Lock-Up Agreement dated March 25,
                   1997, among the Company and the persons named therein.
      (3) 10.2.3   Registration Rights and Lock-Up Agreement dated November 4,
                   1994, among the Company and the persons named therein.
      (3) 10.2.4   Registration Rights and Lock-Up Agreement dated August 20,
                   1997, among the Company and the persons named therein.
      (3) 10.2.5   Registration Rights and Lock-Up Agreement dated November 1,
                   1997, among the Company and the persons named therein.
      (3) 10.2.6   Registration Rights and Lock-Up Agreement dated July 1, 1997, among the Company and the persons named therein.
      (3) 10.2.7   Registration Rights and Lock-Up Agreement dated July 1, 1996, among the Company and the persons named therein.
     (13) 10.2.8   Registration Rights Agreement dated February 23, 1999,
                   among the Company, Belcrest Realty Corporation, and Belair
                   Real Estate Corporation.
     (13) 10.2.9   Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Company and the persons named therein.
     (13) 10.2.10  Registration Rights and Lock-Up Agreement dated
                   July 31, 1997, among the Company and the persons named
                   therein.
     (13) 10.2.11  Registration Rights and Lock-Up Agreement dated November 18,
                   1998, among the Company and the persons named therein.
     (13) 10.2.12  Registration Rights and Lock-Up Agreement dated December 29,
                   1994, among the Company and the persons named therein.
     (15) 10.2.13  Registration Rights and Lock-Up Agreement dated April 30,
                   1999, among the Company and the persons named therein.
   (5)(8) 10.3.1   Second Amended and Restated Employee Share Option
                   and Restricted Share Plan.
   (5)(9) 10.3.2   Non-employee Trustee Share Option Plan.
   (5)(10)10.3.3   Non-employee Trustee Share Plan.
   (5)(11)10.3.4   Employee Share Purchase Plan.
   (4)(5) 10.4     Non-employee Trustee Option Agreement.
   (4)(5) 10.5     Employment Agreement between the Company and Thomas H. Lowder
   (4)(5) 10.6     Officers and Trustees Indemnification Agreement.
      (4) 10.7     Partnership Agreement of the Management Partnership.
      (2) 10.8     Articles of Incorporation of the Management Corporation,
                   as amended.
      (4) 10.9     Bylaws of the Management Corporation.
      (6) 10.10    Credit Agreement between the Colonial Realty Limited
                   Partnership and SouthTrust Bank, National Association,
                   AmSouth Bank, N.A., Wells Fargo Bank, National Association,
                   Wachovia Bank, N.A., First National Bank of Commerce, N.A.,
                   and PNC Bank, Ohio, National Association dated July 10, 1997, as amended on July 10, 1997 and related promissory notes.
     (13) 10.11.1  Amendment to Credit Agreement dated July 10, 1998.
     (13) 10.11.2  Second Amendment to Credit Agreement dated August 21, 1998.
   (4)(5) 10.12    Annual Incentive Plan.
     (14) 10.13    Executive Unit Purchase Program - Program Summary
     (14) 10.14    Form of Promissory Note
     (14) 10.15    Form of Reimbursement Agreement dated January 25, 2000
                   between Colonial Realty Limited Partnership and Employee
                   Unit Purchase Plan participants
          12.1+    Ratio of Earnings to Fixed Charges
          13.1*    Portions of the Annual Report to Shareholders incorporated by reference in Part II of this Form 10-K
          21.1*    List of Subsidiaries
          23.1+    Consent of PricewaterhouseCoopers LLP
          99.1+    CEO and CFO Certifications pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002
--------------------

(1)  Incorporated by reference to the Company's Form 8-K dated November 5, 1997.
(2) Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1994.
(3) Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1997.
(4) Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-65954.
(5)  Management  contract or compensatory  plan required to be filed pursuant to
     Item 15(c) of Form 10-K.
(6) Incorporated by reference to the same titled and number exhibit in the Company's Quarterly Report on Form 10-Q dated June 30, 1997.
(7) Incorporated by reference to (i) Exhibit D to the Form 8-K dated July 19, 1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.
(8) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-60333. (9) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27203. (10) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27205. (11) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-27201.
(12) Incorporated by reference to the Company's Registration Statement Amendment No. 1 on Form S-3 dated November 20, 1997.
(13) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 1998.
(14) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 1999.
(15) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 2000.
(16) Incorporated  by reference to the Company's Form 8-K dated June 19, 2001.
+    Filed herewith.
* Filed with the annual report on Form 10-K for the year ended December 31, 2002, as filed on March 28, 2003.

15(c)             Exhibits

                  The list of Exhibits filed with this report is set forth in response to Item 15(a)(3).


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2003.

                                         Colonial Properties Trust

                                   By:/s/Thomas H. Lowder
                                         -----------------------
                                         Thomas H. Lowder
                                         Chairman of the Board,
                                         President, and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2003.

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

Date:  April 16, 2003


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

Date:  April 16, 2003


/s/  Howard B. Nelson Jr.
------------------------
     Howard B. Nelson Jr.
     Chief Financial Officer