Form 10-Q
period 2003-03-31
COLONIAL PROPERTIES TRUST
filed 2003-05-16
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 1-12358
March 31, 2003


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


         As of May 5, 2003, Colonial Properties Trust had 23,609,892 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q


                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets as of
                     March 31, 2003 and December 31, 2002                     3

                     Consolidated Condensed Statements of Income for the
                     Three Months Ended March 31, 2003 and 2002               4

                     Consolidated Condensed Statements of Cash Flows
                     for the Three Months Ended March 31, 2003 and 2002       5

                     Notes to Consolidated Condensed Financial Statements     6

                     Report of Independent Accountants                       12

         Item 2.  Management's Discussion and Analysis of Financial          13
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                18

               Item 4. Controls and Procedures                               19

PART II:  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                                   20

EXHIBITS                                                                     21


                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                              --------------------

                                                                                   March 31,
                                                                                     2003       December 31,
                                                                                  (Unaudited)       2002
                                                                                  -----------   ------------
                                         ASSETS
Land, buildings, & equipment, net                                                 $ 1,912,406    $ 1,947,078
Undeveloped land and construction in progress                                          87,046         82,520
Cash and equivalents                                                                   15,984          6,236
Restricted cash                                                                         1,425          1,481
Accounts receivable, net                                                                9,390         10,395
Notes receivable                                                                        1,175          1,307
Prepaid expenses                                                                        6,460          7,581
Deferred debt and lease costs                                                          22,455         23,157
Investment in unconsolidated subsidiaries                                              35,874         36,265
Other assets                                                                           14,455         13,836
                                                                                  -----------    -----------
                                                                                  $ 2,106,670    $ 2,129,856
                                                                                  ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                       $ 1,240,984    $ 1,262,193
Accounts payable                                                                       17,955         19,325
Accrued interest                                                                       11,724         13,974
Accrued expenses                                                                       10,885          6,833
Tenant deposits                                                                         3,152          3,201
Unearned rent                                                                           2,531          7,736
Other liabilities                                                                       4,434          4,497
                                                                                  -----------    -----------
     Total liabilities                                                              1,291,665      1,317,759
                                                                                  -----------    -----------

Minority interest:
Preferred units                                                                       100,000        100,000
Common units                                                                          167,764        174,294
                                                                                  -----------    -----------
     Total minority interest                                                          267,764        274,294
                                                                                  -----------    -----------

 Preferred shares of beneficial interest, $.01 par value, 10,000,000 authorized
      8 3/4% Series A Cumulative Redeemable Preferred Shares of
         Beneficial Interest, liquidation preference $25 per share,
         5,000,000 shares issued and outstanding                                           50             50
      9 1/4% Series C Cumulative Redeemable Preferred Shares of
         Beneficial Interest, liquidation preference $25 per share,
         2,000,000 shares issued and outstanding                                           20             20
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 29,152,624 and 28,473,630
     shares issued at March 31, 2003 and December 31, 2002, respectively                  291            285
Additional paid-in capital                                                            791,473        778,062
Cumulative earnings                                                                   419,717        401,497
Cumulative distributions                                                             (507,673)      (486,208)
Treasury shares, at cost; 5,623,150 shares at March 31, 2003
     and December 31, 2002                                                           (150,163)      (150,163)
Accumulated other comprehensive loss                                                   (3,387)        (3,587)
Deferred compensation on restricted shares                                             (3,087)        (2,153)
                                                                                  -----------    -----------
     Total shareholders' equity                                                       547,241        537,803
                                                                                  -----------    -----------
                                                                                  $ 2,106,670    $ 2,129,856
                                                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements


                            COLONIAL PROPERTIES TRUST
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)
                     (in thousands, except per share data)
                              ---------------------

                                                                           Three Months Ended
                                                                                March 31,
                                                                           --------------------
                                                                             2003        2002
                                                                           --------   ---------
Revenue:
Minimum rent                                                               $ 65,204    $ 61,483
Percentage rent                                                                 571         467
Tenant recoveries                                                            10,265       9,936
Other property related revenue                                                5,122       4,232
Other non-property related revenue                                            1,098       1,764
                                                                           --------    --------
Total revenue                                                                82,260      77,882
                                                                           --------    --------

Operating Expenses:
Property operating expenses:
General operating expenses                                                    5,775       5,284
Salaries and benefits                                                         3,647       3,787
Repairs and maintenance                                                       8,239       7,110
Taxes, licenses, and insurance                                                7,945       7,546
General and administrative                                                    4,803       3,805
Depreciation                                                                 19,494      17,432
Amortization                                                                  1,982       2,078
                                                                           --------    --------
Total operating expenses                                                     51,885      47,042
                                                                           --------    --------
Income from operations                                                       30,375      30,840
                                                                           --------    --------

Other income (expense):
Interest expense                                                            (16,576)    (15,763)
Income from investments                                                          85         344
Loss on hedging activities                                                     (237)         (7)
Gains from sales of property                                                     29       9,808
Other                                                                           181         (32)
                                                                           --------    --------
Total other expense                                                         (16,518)     (5,650)
                                                                           --------    --------
Income before minority interest and discontinued operations                  13,857      25,190

Minority interest in CRLP - common unitholders                               (2,424)     (6,537)
Minority interest in CRLP - preferred unitholders                            (2,218)     (2,218)
                                                                           --------    --------
Income from continuing operations                                             9,215      16,435
                                                                           --------    --------

Income from discontinued operations                                             246         549
Gain on disposal of discontinued operations                                   9,627        --
Minority interest in CRLP from discontinued operations                       (3,088)       (188)
                                                                           --------    --------
Income from discontinued operations                                           6,785         361
                                                                           --------    --------
Net income                                                                   16,000      16,796
                                                                           --------    --------
Dividends to preferred shareholders                                          (3,891)     (3,891)
                                                                           --------    --------
Net income available to common shareholders                                $ 12,109    $ 12,905
                                                                           --------    --------

Net income per common share - Basic:
               Income from continuing operations                           $   0.23    $   0.59
               Income from discontinued operations                             0.29    $   0.02
                                                                           --------    --------
               Net income per common share - Basic                         $   0.52    $   0.60
                                                                           --------    --------

Net income per common share - Diluted:
               Income from continuing operations                           $   0.23    $   0.58
               Income from discontinued operations                             0.29        0.02
                                                                           --------    --------
               Net income per common share - Diluted                       $   0.52    $   0.60
                                                                           --------    --------

Weighted average common shares outstanding:
               Basic                                                         23,236      21,382
               Diluted                                                       23,405      21,600
-----------------------------------------------------------------------------------------------

        Net income available to common shareholders                        $ 12,109    $ 12,905
        Other comprehensive income (loss)
                Unrealized income (loss) on cash flow hedging activities        200        (393)
                                                                           --------    --------
        Comprehensive income                                               $ 12,309    $ 12,512
                                                                           --------    --------

The accompanying notes are an integral part of these financial statements.



                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             ---------------------
                                                                                2003        2002
                                                                             ---------    --------

Cash flows from operating activities:
     Net  income                                                              $ 16,000    $ 16,796
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                          21,670      19,866
         Income from unconsolidated subsidiaries                                   (85)       (344)
         Distribution to preferred unitholders of CRLP                           2,218       2,218
         Minority interest                                                       5,512       6,725
         Gains from sales of property                                           (9,656)     (9,808)
         Other                                                                      88       1,141
     Decrease (increase) in:
         Restricted cash                                                            56      (2,467)
         Accounts receivable                                                       917        (416)
         Prepaid expenses                                                        1,121        (142)
         Other assets                                                           (1,984)     (3,228)
     Increase (decrease) in:
         Accounts payable                                                       (1,370)     (4,603)
         Accrued interest                                                       (2,250)      1,901
         Accrued expenses and other                                             (1,434)        208
                                                                              --------    --------
            Net cash provided by operating activities                           30,803      27,847
                                                                              --------    --------

Cash flows from investing activities:
     Acquisition of properties                                                     -0-     (16,721)
     Development expenditures                                                   (3,316)    (15,762)
     Tenant improvements                                                        (4,167)     (4,085)
     Capital expenditures                                                       (3,133)     (3,637)
     Proceeds from sales of property, net of selling costs                      30,734      18,172
     Proceeds from notes receivable                                                132          23
     Distributions from subsidiaries                                               615         527
     Capital contributions to subsidiaries                                        (139)     (2,873)
                                                                              --------    --------
            Net cash provided by (used in) investing activities                 20,726     (24,356)
                                                                              --------    --------

Cash flows from financing activities:
     Proceeds from additional borrowings                                        63,686      52,750
     Proceeds from common shares issuance, net of expenses paid                    -0-      17,750
     Proceeds from Dividend Reinvestment Plan and exercise of stock options      7,185       6,040
     Principal reductions of debt                                              (90,174)       (801)
     Net change in revolving credit balances                                     5,451     (57,404)
     Dividends paid to common and preferred shareholders                       (21,465)    (20,036)
     Distributions to minority partners in CRLP                                 (7,086)     (7,354)
     Other, net                                                                    622        (300)
                                                                              --------    --------
            Net cash used in financing activities                              (41,781)     (9,355)
                                                                              --------    --------
            Increase (decrease) in cash and equivalents                          9,748      (5,864)
Cash and equivalents, beginning of period                                        6,236      10,129
                                                                              --------    --------
Cash and equivalents, end of period                                           $ 15,984    $  4,265
                                                                              ========    ========


The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

         The consolidated financial statements of Colonial Properties Trust have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2002 audited consolidated financial statements of Colonial Properties Trust and should be read together with the financial statements and notes thereto included in the Form 10-K and Form 10-K/A.

Note 1 -- Organization and Business

         As used herein, "the Company" or "Colonial" means Colonial Properties Trust, an Alabama real estate investment trust (REIT), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership ("CRLP"), Colonial Properties Services, Inc. ("CPSI") and Colonial Properties Services Limited Partnership ("CPSLP"). The Company was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REITthat is one of the largest owners, developers and operators of multifamily, office and retail properties in the Sunbelt region of the United States. The Company owns 40 multifamily apartment communities, 21 office properties, 43 retail properties, and certain parcels of land adjacent to or near some of these properties.

Note 2 -- Summary of Significant Accounting Policies

         Basis of Presentation

         The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of, and owned at March 31, 2003, approximately 69.3% interest in CRLP. Due to the Company's ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes.

         Entities in which the Company owns, directly or indirectly a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.

         Use of Estimates

         The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liablities and disclosure of contingent assets and liablities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Unaudited Interim Statements

         The consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.



         Reclassifications

         Certain reclassifications have been made to the previously reported 2002 statements in order to provide comparability with the 2003 statements reported herein. These reclassifications have no impact on shareholders' equity or net income.

         Recent Pronouncements of the Financial Accounting Standards Board ("FASB")

         In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to the Company and therefore have no effect on the Company's financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS 145 on January 1, 2003 has not had a material effect on the Company.

         On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year end. See Note 15, Guarantees and Other Arrangements, for additional discussion of the Company's financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

         On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of this interpretation is not expected to have a material effect on the Company's consolidated financial statements.

Note 3 -- Dispositions

         On February 28, 2003, the Company sold Colonial Promenade Bardmoor, a 152,667 square foot retail asset located in St. Petersburg, Florida. The total sales price was $17.1 million, which was used to repay a portion of the borrowings under the Company's unsecured line of credit and to support the Company's investment activities.

         On March 28, 2003, the Company sold Colonial Grand at Citrus Park, a 176-unit multifamily apartment complex located in Tampa, Florida. The property was sold for a total price of $13.8 million, which was used to repay a portion of the borrowings under the Company's unsecured line of credit and to support the Company's investment activities.

Note 4 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:


(amounts in thousands, except per share data)
                                                                                    Three Months     Three Months
                                                                                       Ended             Ended
                                                                                     March 31,         March 31,
                                                                                        2003             2002
                                                                                   ---------------  ----------------
      Numerator:
            Net income before extraordinary item                                 $         16,000 $          16,796
        Less: Preferred stock dividends                                                    (3,891)           (3,891)
                                                                                   ---------------  ----------------
             Income available to common shareholders                             $         12,109 $          12,905
                                                                                   ---------------  ----------------

       Denominator:
         Denominator for basic net income per share -
              weighted average common shares                                               23,236            21,383
         Effect of dilutive securities:
         Trustee and employee stock options, treasury method                                  169               218
                                                                                   ---------------  ----------------
         Denominator for diluted net income per share -
              adjusted weighted average common shares                                      23,405            21,601
                                                                                   ---------------  ----------------

         Basic net income per share                                              $           0.52 $            0.60
                                                                                   ---------------  ----------------
         Diluted net income per share                                            $           0.52 $            0.60
                                                                                   ---------------  ----------------

         Options to purchase 509,592 common shares at a weighted average exercise price of $33.52 per share were outstanding during 2003, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 5 -- Shareholders' Equity

         The following table presents the changes in the issued and outstanding common shares of beneficial interest since December 31, 2002 (excluding 10,419,556 units and 10,788,341 units outstanding at March 31, 2003 and December 31, 2002, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

 Outstanding at December 31, 2002                                    28,473,630
       Common shares issued through dividend reinvestments              230,568
       Share options exercised                                           48,214
       Restricted shares issued/cancelled, net                           29,927
       Transfer of partnership units to common shares                   368,785
       Other employee and non-employee share plans                        1,500
 ----------------------------------------------------------------- -------------
 Outstanding at March 31, 2003                                       29,152,624
 ----------------------------------------------------------------- -------------

Note 6 -- Segment Information

         The Company is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2002 Annual Report. The pro rata portion of the revenues, net operating income (NOI), and assets of the partially- owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on net operating income (NOI). NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information and the reconciliation of total segment revenues to total revenues, total segment NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the three months ended March 31, 2003 and 2002, and for the periods ended March 31, 2003 and December 31, 2002 is presented below:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         --------------------------
      (in thousands)                                                         2003           2002
                                                                         -----------    -----------
Revenues:
      Divisional Property Revenues
           Multifamily                                                   $    24,406    $    28,275
           Office                                                             22,669         14,995
           Retail                                                             38,836         37,463
                                                                         -----------    -----------
                Total Divisional Property Revenues:                           85,911         80,733

      Partially-owned subsidiaries                                            (3,927)        (3,141)
      Unallocated corporate revenues                                             983          1,654
      Discontinued operations revenues                                          (707)        (1,364)
                                                                         -----------    -----------
                Total Consolidated Revenues:                             $    82,260    $    77,882
                                                                         -----------    -----------
NOI:
      Divisional NOI
           Multifamily                                                   $    15,325    $    18,675
           Office                                                             15,884         10,507
           Retail                                                             27,213         26,068
                                                                         -----------    -----------
                Total Divisional NOI:                                         58,422         55,250

      Partially-owned subsidiaries                                            (2,269)        (1,827)
      Unallocated corporate revenues                                             983          1,654
      Discontinued operations NOI                                               (440)          (904)
      General and administrative expenses                                     (4,803)        (3,805)
      Depreciation                                                           (19,494)       (17,432)
      Amortization                                                            (1,982)        (2,078)
      Other                                                                      (42)           (18)
                                                                         -----------    -----------
           Income from operations                                             30,375         30,840
                                                                         -----------    -----------
      Total other expense                                                    (16,518)        (5,650)
                                                                         -----------    -----------
           Income before minority interest and discontinued operations   $    13,857    $    25,190
                                                                         -----------    -----------



      (in thousands)                                                       March 31,    December 31,
Assets:                                                                      2003           2002
                                                                         -----------    -----------
      Divisional Assets:
           Multifamily                                                   $   630,263    $   645,840
           Office                                                            596,511        594,795
           Retail                                                            889,145        906,555
                                                                         -----------    -----------
                Total Divisional Assets                                    2,115,919      2,147,190

      Partially-owned subsidiaries                                          (115,829)      (116,375)
      Unallocated corporate assets (1)                                       106,580         99,041
                                                                         -----------    -----------
                                                                         $ 2,106,670    $ 2,129,856
                                                                         -----------    -----------

      (1) Includes the Company's investment in partially-owned entities of $35,874 as of March 31, 2003, and $36,265 as of December 31, 2002.

Note 7 -- Financial Instruments: Derivatives and Hedging

         The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31 ,2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         The Company has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at March 31, 2003. The notional value at March 31, 2003 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                                    Fair Value
                                                                  Interest                      At March 31, 2003
            Product Type                   Notional Value           Rate        Maturity          (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow          $30.2 - $27.7 million          5.932%        1/01/06  $        (2,936)
Interest Rate SWAP, Cash Flow              $50.0 million              2.113%        1/02/04             (359)
Interest Rate SWAP, Cash Flow              $50.0 million              1.637%        1/02/04             (178)
Interest Rate SWAP, Cash Flow              $50.0 million              1.615%        1/02/04             (169)
Interest Rate SWAP, Fair Value             $50.0 million              5.015%        7/26/04            2,363
Interest Rate CAP, Cash Flow               $21.1 million              6.850%        6/29/04                -
Interest Rate CAP, Cash Flow               $17.9 million              6.850%        7/06/04                -
Interest Rate CAP, Cash Flow               $30.4 million             11.200%        6/30/03                -
Interest Rate CAP, Cash Flow               $17.1 million              4.840%         4/1/04                -
Interest Rate CAP, Cash Flow               $27.0 million              4.840%         4/1/04                -
Interest Rate CAP, Cash Flow                $8.7 million              4.840%         4/1/04                -

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

         At March 31, 2003, derivatives with a fair value of $2.4 million were included in other assets and derivatives with a fair value of $3.6 million were included in other liabilities. The change in net unrealized gains/losses of $0.2 million in the quarter ending March 31, 2003 for derivatives designated as cash flow hedges is a component of shareholders' equity. Hedge ineffectiveness of $56,000 on cash flow hedges was recognized in other income (expense) during the quarter ended March 31, 2003. As a result of an impending reduction of the Company's outstanding line of credit balance below the $150.0 million total hedged notional amount, in accordance with SFAS 133, the Company was required to dedesignate one of its $50.0 million hedges against its line of credit. The Company elected to dedesignate its $50.0 million swap with an interest rate of 1.615%. In connection therewith, the Company reflected a charge of $181,000 in other income (expense).

         Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $2.4 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).

Note 8 -- Subsequent Events

         Interest Rate SWAP Transactions

         During April 2003, the Company terminated its $50.0 million reverse interest rate swap agreement on its medium-term notes and received $2.3 million, which will be amortized over the remaining life of the original swap agreement. Additionally, the Company terminated its $50.0 million interest rate swap agreement, with an interest rate of 1.615%, on its unsecured line of credit related to the dedesignation of the hedge as discussed in Note 7.

         Financing Activities

         On April 4, 2003, the Company completed a $125.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in April 2013, bear a coupon rate of 6.15%, and were priced to yield an effective rate of 6.18% over the ten year term. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

         On April 30, 2003, the Company issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (Series D Preferred Shares). The Series D Preferred Shares may be called by the Company on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The Series D Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds of the offering, which were funded on April 30, 2003, were approximately $121.1 million and were used to redeem the Company's $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest on May 7, 2003.

         Distribution

         On April 24, 2003, a cash distribution was declared to shareholders of the Company and partners of Colonial Realty Limited Partnership (CRLP) in the amount of $0.665 per share and per unit, totaling $22.6 million. The distribution was declared to shareholders and partners of record as of May 5, 2003, and was paid on May 12, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of March 31, 2003, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2003 and 2002, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003, except for Note 18, as to which the date is February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                           /s/ PricewaterhouseCoopers LLP
                                               PricewaterhouseCoopers LLP





Birmingham, Alabama
May 12, 2003

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Properties Trust and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. Such factors include, among others, the following:

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


General
         As used herein, the terms "Company", "we", "us" and "our" refer to Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including, Colonial Realty Limited Partnership, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc. or, as the context may require, Colonial Properties Trust only or Colonial Realty Limited Partnership only.

         We are a self-administered equity real estate investment trust (a "REIT") that is one of the largest owners, developers and operators of multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 104 properties as of March 31, 2003, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As of March 31, 2003, we owned 40 multifamily apartment communities containing a total of 14,380 apartment units (the "multifamily properties"), 21 office properties containing a total of approximately 5.2 million square feet of office space (the "office properties"), 43 retail properties containing a total of approximately 15.3 million square feet of retail space (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of March 31, 2003, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 93%, 92% and 89% leased, respectively.

         We are the direct general partner of, and hold approximately 69.3% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership ("Colonial Realty", the "Operating Partnership", or "CRLP"). We conduct all of our business through the Operating Partnership, Colonial Properties Services Limited Partnership (the "Management Partnership"), which provides management services for the Properties, and Colonial Properties Services, Inc. (the "Management Corporation"), which provides management services for properties owned by third parties.


Critical Accounting Policies and Estimates

         Refer to our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the quarter ended March 31, 2003, there were no material changes to these policies.

Results of Operations -- Three Months Ended March 31, 2003 and 2002

         Revenue -- Total revenue from continuing operations increased by $4.4 million, or 5.6%, for the first quarter of 2003 when compared to the first quarter of 2002. Revenues generated by properties that were acquired, developed, or re-developed during 2002 and the first quarter of 2003 increased $8.9 million during the first quarter of 2003 when compared to the first quarter of 2002. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which the Company maintains a continuing interest, of $3.9 million during the first quarter of 2003 when compared to the first quarter of 2002. The remaining decrease primarily relates to several factors. Our multifamily properties are experiencing increases in move-in concessions, which is a function of the continued decline in apartment fundamentals over the past year. The decline is attributable to a declining employment growth and a robust single family housing market driven by lower interest rates. In addition, we have experienced decreases in other non-property related revenue which primarily consist of management and development fees, somewhat offset by an increase in other property related revenue as a result of lease buyouts during the first quarter of 2003.

         Same-property revenue decreased by $0.8 million, or 1.1%, for the first quarter of 2003 when compared to the first quarter of 2002. This decrease is primarily related to an increase in move-in concessions in our multifamily properties during the first quarter of 2003 as a result of a slowdown in the U.S. economy during the last year, decreases in overall physical occupancy percentages within our office and retail divisions, offset by lease buyouts that occurred in our office and retail divisions in the first quarter of 2003.

         Operating Expenses -- Total operating expenses from continuing operations increased by $4.8 million, or 10.3%, for the first quarter of 2003 when compared to the first quarter of 2002. Operating expenses related to properties that were acquired, developed, or re-developed during 2002 and the first quarter of 2003 increased $5.2 million during the first quarter of 2003 when compared to the first quarter of 2002. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which the Company maintains a continuing interest of $2.2 million during the first quarter of 2003 compared to the first quarter of 2002. The remaining increase is primarily attributable to an increase in real estate taxes, utilities expenses, repairs and maintenance expenses at our existing properties and general corporate overhead expenses.

         Same-property operating expenses (including depreciation and amortization) increased by $1.1 million, or 2.8%, for the first quarter of 2003 when compared to the first quarter of 2002. The increase is primarily associated with increases in repairs and maintenance expenses, utilities expenses, and depreciation expense.

         Other Income and Expense -- Interest expense increased by $0.8 million, or 5.2%, for the first quarter of 2003 when compared to the first quarter of 2002. The increase in interest expense is primarily attributable to an increase in the total debt outstanding of $1.24 billion at March 31, 2003 as compared to $1.19 billion at March 31, 2002, offset by a decrease in the Company's weighted average interest rate. Overall, the Company's weighted average interest rate decreased from 6.04% at March 31, 2002 to 5.74% at March 31, 2003.

         Additionally, gains (losses) on sales of property from continuing operations decreased $9.8 million in the first quarter of 2003 when compared to the first quarter of 2002, as a result of the Company maintaining a continuing involvement in the properties sold in the first quarter of 2002. The Company does not have a continuing interest in the properties sold in the first quarter of 2003, in accordance with SFAS No. 144. Therefore, the gains from the sales of properties in the first quarter of 2003 are classified as income from discontinued operations. See Liquidity and Capital Resources for further discussion.

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

         During the first quarter of 2003, the Company invested $6.8 million in the development of properties and $8.7 million in recurring capital expenditures, which includes building improvements, tenant improvements, leasing commissions and corporate capital expenditures at our wholly-owned properties and our percentage of investments in unconsolidated subdidiaries. The Company financed this growth through advances on its bank line of credit, cash from operations, proceeds from the Company's dividend reinvestment plan, and disposition of assets. As of March 31, 2003, the Company has an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based on the Company's unsecured debt ratings. Based on the Company's debt ratings at March 31, 2003, the spread was 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by the Company to finance property acquisitions and developments and has an outstanding balance at March 31, 2003, of $213.6 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 2.70% and 3.13% at March 31, 2003 and 2002, respectively.

         At March 31, 2003, the Company's total outstanding debt balance was $1.24 billion. The outstanding balance includes fixed-rate debt of $961.6 million, or 77.5% of the total debt balance, and floating-rate debt of $279.3 million, or 22.5% of the total debt balance. The Company's floating rate debt includes $25.0 million of commercial paper outstanding at an average interest rate of 1.87%, which is due at various dates over the next three months. The Company's total market capitalization as of March 31, 2003 was $2.6 billion and its ratio of debt to market capitalization was 47.0%. Certain loan agreements of the Company contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2003, the Company was in compliance with these covenants.

         The Company continued its asset recycling program, which allows the Company to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During the first quarter of 2003, the Company sold Colonial Grand at Citrus Park, a multifamily asset located in Tampa, Florida, and Colonial Promenade Bardmoor, a retail asset located in St. Petersburg, Florida. Colonial Grand at Citrus Park, a 176-unit complex was sold for a total purchase price of $13.8 million. Colonial Promenade Bardmoor, a 152,667 square foot retail asset was sold for $17.1 million. In accordance with the provisions of SFAS No. 144, as the Company does not maintain a continuinig involvement in the sold properties, the gains from these sales have been classified as discontinued operations. Proceeds from both sales transactions was used to repay a portion of the borrowings under the Company's unsecured line of credit and to support the Company's investment activities.

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

Financial Instruments: Derivatives and Hedging

         The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31 ,2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         The Company has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at March 31, 2003. The notional value at March 31, 2003 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                                    Fair Value
                                                                  Interest                      At March 31, 2003
            Product Type                   Notional Value           Rate        Maturity          (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow          $30.2 - $27.7 million          5.932%        1/01/06  $        (2,936)
Interest Rate SWAP, Cash Flow              $50.0 million              2.113%        1/02/04             (359)
Interest Rate SWAP, Cash Flow              $50.0 million              1.637%        1/02/04             (178)
Interest Rate SWAP, Cash Flow              $50.0 million              1.615%        1/02/04             (169)
Interest Rate SWAP, Fair Value             $50.0 million              5.015%        7/26/04            2,363
Interest Rate CAP, Cash Flow               $21.1 million              6.850%        6/29/04                -
Interest Rate CAP, Cash Flow               $17.9 million              6.850%        7/06/04                -
Interest Rate CAP, Cash Flow               $30.4 million             11.200%        6/30/03                -
Interest Rate CAP, Cash Flow               $17.1 million              4.840%         4/1/04                -
Interest Rate CAP, Cash Flow               $27.0 million              4.840%         4/1/04                -
Interest Rate CAP, Cash Flow                $8.7 million              4.840%         4/1/04                -

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

         At March 31, 2003, derivatives with a fair value of $2.4 million were included in other assets and derivatives with a fair value of $3.6 million were included in other liabilities. The change in net unrealized gains/losses of $0.2 million in the quarter ending March 31, 2003 for derivatives designated as cash flow hedges is a component of shareholders' equity. Hedge ineffectiveness of $56,000 on cash flow hedges was recognized in other income (expense) during the quarter ended March 31, 2003. As a result of an impending reduction of the Company's outstanding line of credit balance below the $150.0 million total hedged notional amount, in accordance with SFAS 133, the Company was required to dedesignate one of its $50.0 million hedges against its line of credit. The Company elected to dedesignate its $50.0 million swap with an interest rate of 1.615%. In connection therewith, the Company reflected a charge of $181,000 in other income (expense).

         Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $2.4 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).

Outlook

         Management intends to maintain the Company's strength through continued diversification, while pursuing acquisitions and developments that meet Colonial's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition, development, and re-development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional debt and equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide the Company with the means to finance additional acquisitions, developments, and expansions.

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

         An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2003, the Company's exposure to rising interest rates was mitigated by the existing debt level of 47.0% of the Company's total market capitalization, the high percentage of fixed rate debt (77.5%), and the use of interest rate swaps to effectively fix the interest rate on $150.0 million through January 2004, and approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. In addition to the above items, prior to January 1, 2003, the Company has also included marketing fees on sales transactions within FFO, in which the Company has used internal employees to complete the asset sales. Effective January 1, 2003, the Company conformed its FFO definition to adhere to the NAREIT white paper definition. As a result, the Company is no longer including marketing fees on sales transactions and we are no longer excluding straight-line rents to arrive at FFO. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

         The Company's FFO for the three month periods ended March 31, 2003 and 2002 was computed as follows:

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
(in thousands, except per share and unit data)          2003           2002
--------------------------------------------------- -----------    ------------
Net income available to common shareholders            $12,109         $19,630
Adjustments (consolidated):
     Minority interest in CRLP                           5,512           6,725
     Real estate depreciation                           19,381          17,546
      Real estate amortization                           1,125           1,164
      Consolidated gains from sales of property         (9,656)         (9,808)
      Gains from sale of undepreciated property            151               0
      Marketing fees (prior to 2003)                         0             491
      Straight-line rents (prior to 2003)                    0            (342)

Adjustments (unconsolidated subsidiaries):
      Real estate depreciation                             940             593
      Real estate amortization                              32               5
      Straight-line rents (prior to 2003)                    0             (10)
                                                     -----------    -----------
Funds From Operations                                  $29,594         $29,269
                                                     -----------    -----------


Funds From Operations per Share & Unit - Basic           $0.88           $0.90
Funds From Operations per Share & Unit - Diluted         $0.87           $0.89
                                                    -----------    ------------

     Weighted Average Common Shares
           Outstanding - Basic                          23,236          21,382
     Weighted Average Partnership Units
           Outstanding - Basic (1)                      10,576          11,143
                                                    -----------    ------------
     Weighted Average Shares and Units
           Outstanding - Basic                          33,812          32,525
                                                    -----------    ------------
     Effect of Dilutive Securities                         169             218
                                                    -----------    ------------
     Weighted Average Shares and Units
           Outstanding - Diluted                        33,981          32,743
--------------------------------------------------- -----------    ------------

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the Company's swap contracts at March 31, 2003.

                                                                                                                          Estimated
                                                                                                                            Fair
(amounts in thousands)             2003         2004         2005         2006         2007      Thereafter      Total      Value
------------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                     $57,531       61,000       258,973      75,000      175,000      334,134       961,638  984,928
Average interest rate
     at March 31, 2003                7.25%        7.62%         4.82%       7.97%        7.00%        7.43%         6.69%        -

Variable Debt                      $ 25,461       52,383        63,648           -            -      137,854       279,346  279,346
Average interest rate
     at March 31, 2003                1.89%        3.25%         2.36%           -            -        2.35%         2.46%        -

Interest Rate SWAPs

     Variable to fixed                  $ -      150,000             -      28,885            -            -       178,885   (3,642)
     Average pay rate                     -        2.84%             -       6.59%            -            -         2.95%        -

     Fixed to variable                  $ -       50,000             -           -            -            -        50,000    2,363
     Average pay rate                     -        3.25%             -           -            -            -         3.25%        -

Interest Rate Cap                   $30,379       91,738             -           -            -            -       122,117        -
    Interest Rate                    11.20%        5.69%             -           -            -            -         7.07%        -

         The table incorporates only those exposures that exist as of March 31, 2003 and it does not reflect those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

Item 4.  Controls and Procedures.

         Within 90 days prior to the date of filing of this report, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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


                                              COLONIAL PROPERTIES TRUST




Date:  May 15, 2003                       /s/ Howard B. Nelson, Jr.
                                              -------------------------
                                              Howard B. Nelson, Jr.
                                              Chief Financial Officer
                                             (Duly Authorized Officer
                                              and Principal Financial Officer)



Date:  May 15, 2003                       /s/ Kenneth E. Howell
                                              ---------------------
                                              Kenneth E. Howell
                                              Senior Vice President and
                                              Chief Accounting Officer
                                             (Principal Accounting Officer)

                              CERTIFICATIONS UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

                                  CERTIFICATION

I, Thomas H. Lowder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Colonial Properties Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003



/s/ Thomas H. Lowder
    --------------------
    Thomas H. Lowder
    Chief Executive Officer

                              CERTIFICATIONS UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

                                  CERTIFICATION

I, Howard B. Nelson Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Colonial Properties Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003



/s/ Howard B. Nelson, Jr.
    ------------------------
    Howard B. Nelson Jr.
    Chief Financial Officer