Form 10-Q
period 2003-06-30
COLONIAL PROPERTIES TRUST
filed 2003-08-14
CIK 909111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2003	Commission File Number: 1-12358

COLONIAL PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

Alabama (State of organization)	59-7007599 (IRS Employer Identification Number)

2101 Sixth Avenue North Suite 750 Birmingham, Alabama (Address of principal executive offices)	35203 (Zip Code)

(205) 250-8700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES ☑   NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).   YES ☑   NO ☐

     As of August 4, 2003, Colonial Properties Trust had 25,949,612 Common Shares of Beneficial Interest outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EX-15 UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

COLONIAL PROPERTIES TRUST
INDEX TO FORM 10-Q

COLONIAL PROPERTIES TRUST

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2003
	(Unaudited)	December 31, 2002

ASSETS
Land, buildings, & equipment, net	$1,902,043	$1,947,078
Undeveloped land and construction in progress	98,896	82,520
Cash and equivalents	1,794	6,236
Restricted cash	1,921	1,481
Accounts receivable, net	7,517	10,395
Notes receivable	1,458	1,307
Prepaid expenses	5,942	7,581
Deferred debt and lease costs	23,456	23,157
Investment in unconsolidated subsidiaries	34,716	36,265
Other assets	12,931	13,836

	$2,090,674	$2,129,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$1,152,066	$1,262,193
Accounts payable	16,826	19,325
Accrued interest	15,215	13,974
Accrued expenses	16,627	6,833
Tenant deposits	3,161	3,201
Unearned rent	2,242	7,736
Other liabilities	5,746	4,497

Total liabilities	1,211,883	1,317,759

Minority interest:
Preferred units	100,000	100,000
Common units	175,012	174,294

Total minority interest	275,012	274,294

Preferred shares of beneficial interest, $.01 par value, 10,000,000 authorized
8 3/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per share, 0 and 5,000,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	50
9 1/4% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per share, 2,000,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	20	20
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 5,000,000 and 0 depositary shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	5	—
Common shares of beneficial interest, $.01 par value, 65,000,000 shares authorized; 31,505,802 and 28,473,630 shares issued at June 30, 2003 and December 31, 2002, respectively	315	285
Additional paid-in capital	859,122	778,062
Cumulative earnings	429,715	401,497
Cumulative distributions	(529,562)	(486,208)
Treasury shares, at cost; 5,623,150 shares at June 30, 2003 and December 31, 2002	(150,163)	(150,163)
Accumulated other comprehensive loss	(2,869)	(3,587)
Deferred compensation on restricted shares	(2,804)	(2,153)

Total shareholders’ equity	603,779	537,803

	$2,090,674	$2,129,856

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Minimum rent	$65,663	$61,830	$130,867	$123,312
Percentage rent	601	672	1,172	1,139
Tenant recoveries	10,301	10,308	20,566	20,246
Other property related revenue	6,650	4,536	11,771	8,767
Other non-property related revenue	1,608	1,889	2,707	3,653

Total revenue	84,823	79,235	167,083	157,117

Operating Expenses:
Property operating expenses:
General operating expenses	5,944	5,400	11,719	10,683
Salaries and benefits	3,872	3,850	7,519	7,638
Repairs and maintenance	8,876	7,829	17,115	14,939
Taxes, licenses, and insurance	7,902	7,296	15,847	14,843
General and administrative	5,262	4,472	10,065	8,277
Depreciation	20,112	17,245	39,607	34,676
Amortization	1,958	2,025	3,940	4,104

Total operating expenses	53,926	48,117	105,812	95,160

Income from operations	30,897	31,118	61,271	61,957

Other income (expense):
Interest expense	(17,184)	(15,223)	(33,760)	(30,985)
Income from investments	5	57	90	401
Loss on hedging activities	(79)	—	(316)	(7)
Gains from sales of property	2,277	22,304	2,307	32,112
Other	167	32	349	—

Total other income (expense)	(14,814)	7,170	(31,330)	1,521

Income before minority interest and discontinued operations	16,083	38,288	29,941	63,478
Minority interest in CRLP — common unitholders	(1,634)	(10,813)	(3,873)	(17,350)
Minority interest in CRLP — preferred unitholders	(2,218)	(2,218)	(4,438)	(4,438)

Income from continuing operations	12,231	25,257	21,630	41,690

Income from discontinued operations	—	613	246	1,162
Gain on disposal of discontinued operations	—	—	9,627	—
Minority interest in CRLP from discontinued operations	—	(206)	(3,272)	(394)

Income from discontinued operations	—	407	6,601	768

Net income	12,231	25,664	28,231	42,458

Dividends to preferred shareholders	(3,973)	(3,890)	(7,863)	(7,781)
Preferred share issuance costs	(4,451)	—	(4,451)	—

Net income available to common shareholders	$3,807	$21,774	$15,917	$34,677

Net income per common share — Basic:
Income from continuing operations	$0.16	$0.97	$0.39	$1.56
Income from discontinued operations	-0-	$0.02	0.28	$0.04

Net income per common share — Basic	$0.16	$0.99	$0.67	$1.60

Net income per common share — Diluted:
Income from continuing operations	$0.15	$0.96	$0.39	$1.54
Income from discontinued operations	-0-	0.02	0.28	0.03

Net income per common share — Diluted	$0.15	$0.97	$0.66	$1.58

Weighted average common shares outstanding:
Basic	24,312	22,040	23,777	21,713
Diluted	24,562	22,359	23,981	21,978

STATEMENTS OF COMPREHENSIVE INCOME
Net income available to common shareholders	$3,807	$21,774	$15,917	$34,677
Other comprehensive income (loss)
Unrealized income (loss) on cash flow hedging activities	518	(1,788)	718	(778)

Comprehensive income	$4,325	$19,986	$16,635	$33,899

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$28,231	$42,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,547	39,495
Income from unconsolidated subsidiaries	(90)	(401)
Distribution to preferred unitholders of CRLP	4,438	4,438
Minority interest	7,145	17,744
Gains from sales of property	(11,934)	(32,112)
Other	-0-	641
Decrease (increase) in:
Restricted cash	(440)	417
Accounts receivable	2,727	429
Prepaid expenses	1,639	1,329
Other assets	(3,013)	(4,935)
Increase (decrease) in:
Accounts payable	(2,499)	(5,783)
Accrued interest	1,241	90
Accrued expenses and other	5,831	4,217

Net cash provided by operating activities	76,823	68,027

Cash flows from investing activities:
Acquisition of properties	-0-	(72,442)
Development expenditures	(15,301)	(37,731)
Tenant improvements	(9,604)	(6,810)
Capital expenditures	(7,070)	(7,441)
Proceeds from sales of property, net of selling costs	32,772	94,160
Proceeds from notes receivable	-0-	11,513
Distributions from unconsolidated subsidiaries	2,035	1,543
Capital contributions to unconsolidated subsidiaries	(396)	(4,339)

Net cash provided by (used in) investing activities	2,436	(21,547)

Cash flows from financing activities:
Proceeds from additional borrowings	186,470	52,750
Proceeds from common shares issuance, net of expenses paid	72,548	17,749
Proceeds from Dividend Reinvestment Plan and exercise of stock options	14,603	16,880
Proceeds from Series D preferred shares, net of expenses paid	120,718	-0-
Redemption of Series A preferred shares	(125,000)	-0-
Principal reductions of debt	(118,632)	(11,917)
Net change in revolving credit balances	(175,410)	(49,766)
Dividends paid to common and preferred shareholders	(43,354)	(40,638)
Distributions to minority partners in CRLP	(14,018)	(14,735)
Other, net	(1,626)	(1,028)

Net cash used in financing activities	(83,701)	(30,705)

Increase (decrease) in cash and equivalents	(4,442)	15,775
Cash and equivalents, beginning of period	6,236	10,129

Cash and equivalents, end of period	$1,794	$25,904

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

     The consolidated financial statements of Colonial Properties Trust have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2002 audited consolidated financial statements of Colonial Properties Trust and should be read together with the financial statements and notes thereto included in the Form 10-K.

Note 1 — Organization and Business

     As used herein, “the Company” or “Colonial” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”) and Colonial Properties Services Limited Partnership (“CPSLP”). The Company was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company’s activities include ownership and operation of a diversified portfolio of properties located in the Sunbelt region of the United States, consisting of 40 multifamily apartment communities, 23 office properties and 45 retail properties, as of June 30, 2003.

Note 2 — Summary of Significant Accounting Policies

     Basis of Presentation

     The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of, and owned at June 30, 2003, approximately 71.3% interest in CRLP. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes.

     Entities in which the Company owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.

     Use of Estimates

     The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Unaudited Interim Statements

     The consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

     Reclassifications

     Certain reclassifications have been made to the previously reported 2002 statements in order to provide comparability with the 2003 statements reported herein. These reclassifications have no impact on shareholders’ equity or net income.

     Recent Pronouncements of the Financial Accounting Standards Board (“FASB”)

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to the Company and therefore have no effect on the Company’s financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS 145 on January 1, 2003 has not had a material effect on the Company.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. See Note 15, Guarantees and Other Arrangements of the Company’s 2002 Annual Report on Form 10-K, for additional discussion of the Company’s financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

     On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs). FIN 46 states that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of the activities of the VIE should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify VIEs and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     The Company has identified certain relationships that it deems reasonably possible are VIEs in which it holds a significant variable interest. The Company deems that it is reasonably possible that its investments in partially owned entities are VIEs. The Company’s maximum exposure to loss is limited to the carrying value of the Company’s investments in those entities, which is $34.7 million as of June 30, 2003. In addition to these VIEs, the Company considers its relationship with four other entities to be potential VIEs. These other entities are more fully discussed in Note 15 of the Company’s 2002 Annual Report on Form 10-K and Note 8 herein, and primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees. The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $11.6 million as of June 30, 2002, which results in a total maximum exposure to the Company attributable to all potential VIEs in the aggregate amount of $46.3 million. The Company is currently evaluating the consolidation provisions of FIN 46 and does not anticipate consolidation of its potential VIEs will be required for the agreements entered into prior to December 31, 2002. For the funding commitment entered into in April 2003, as discussed in Note 8 herein, the Company has evaluated the arrangement and has determined that the relationship is a VIE. However, under the consolidation provisions of FIN 46, consolidation of the VIE is not required.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. The Company is currently evaluating the impact of this pronouncement on financial instruments in place prior to May 31, 2003.

Note 3 — Financing Activities

     On April 4, 2003, the Company completed a $125.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in April 2013, bear a coupon rate of 6.15%, and were priced to yield an effective rate of 6.18% over the ten year term. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

     On April 30, 2003, the Company issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. The depositary shares may be called by the Company on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds of the offering were approximately $120.7 million and were used to redeem the Company’s $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (Series A preferred stock) on May 7, 2003. Upon redemption of the Series A preferred shares, the Company deducted the original issuance costs of Series A preferred shares of $4.5 million from net income available to common shareholders, in accordance with the SEC’s clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

     On June 2, 2003, the Company issued $75.2 million or 2,110,000 of its common shares at $35.65 per share in a public offering, in which Merrill Lynch & Co. acted as underwriter. The net proceeds from the offering to the Company, after deducting offering expenses, were $72.5 million. The Company intends to use the net proceeds of the offering for general company purposes, which may include the development, redevelopment and acquisition of properties. Pending one or more such uses, the Company used the net proceeds from this offering to repay a portion of the outstanding balance on its unsecured line of credit.

Note 4 — Net Income Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands, except per share data)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Numerator:
Net income	$12,231	$25,664	$28,231	$42,458
Less: Preferred share dividends	(3,973)	(3,890)	(7,863)	(7,781)
Less: Redemption of preferred share issuance costs	(4,451)	0	(4,451)	0

Income available to common shareholders	$3,807	$21,774	$15,917	$34,677

Denominator:
Denominator for basic net income per share – weighted average common shares	24,312	22,040	23,777	21,713
Effect of dilutive securities:
Trustee and employee stock options, treasury method	250	319	204	265

Denominator for diluted net income per share – adjusted weighted average common shares	24,562	22,359	23,981	21,978

Basic net income per share	$0.16	$0.99	$0.67	$1.60

Diluted net income per share	$0.15	$0.97	$0.66	$1.58

     Options to purchase 80,000 common shares at a weighted average exercise price of $34.97 per share were outstanding during 2003, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 5 — Income (Loss) from Discontinued Operations

     During the quarter ended June 30, 2003, the Company had no operating property dispositions. During the first quarter of 2003, the Company sold one retail property and one multifamily property for proceeds of approximately $30.9 million. In accordance with SFAS No. 144 Accounting for the Impairment on Disposal of Long-Lived Assets, net income and gain (loss) on disposition of real estate for properties sold, in which the Company does not maintain continuing involvement, are reflected in the consolidated statements of income as “discontinued operations” for all periods presented. Below is a summary of the operations of the properties sold during 2002 and 2003 that are classified as discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(amounts in thousands)	2003	2002	2003	2002

Property revenues:
Base rent	$—	$1,238	$628	$2,386
Percentage rent	—	2	(9)	20
Tenant recoveries	—	170	60	318
Other property revenue	—	52	28	102

Total property revenues	—	1,462	707	2,826
Property operating and maintenance expense	—	489	267	949
Depreciation	—	346	190	689
Amortization	—	14	4	26

	—	849	461	1,664
Income from discontinued operations before net gain on disposition of discontinued operations	—	613	246	1,162
Net gain on disposition of discontinued operations	—	—	9,627	—
Minority interest in CRLP from discontinued operations	—	(206)	(3,272)	(394)

Income from discontinued operations	$—	$407	$6,601	$768

Note 6 — Shareholders’ Equity

     The following table presents the changes in the issued and outstanding common shares of beneficial interest since December 31, 2002 (excluding 10,419,556 units and 10,788,341 units outstanding at June 30, 2003 and December 31, 2002, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at December 31, 2002	28,473,630
Common shares issued through dividend reinvestments	442,710
Public offering of common shares	2,110,000
Share options exercised	75,848
Restricted shares issued/cancelled, net	30,511
Conversion of partnership units to common shares	368,785
Other employee and non-employee share plans	4,318

Outstanding at June 30, 2003	31,505,802

Note 7 — Segment Information

     The Company is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s 2002 Annual Report. The pro rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less real estate expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising, management fees). Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the three and six months ended June 30, 2003 and 2002, and for the periods ended June 30, 2003 and December 31, 2002 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands)	2003	2002	2003	2002

Revenues:
Divisional Revenues
Multifamily	$24,589	$26,534	$48,994	$54,809
Office	25,124	17,119	47,793	32,114
Retail	37,450	38,207	76,286	75,670

Total Divisional Revenues:	87,163	81,860	173,073	162,593
Partially-owned subsidiaries	(3,927)	(3,029)	(7,854)	(6,170)
Unallocated corporate revenues	1,587	1,866	2,571	3,520
Discontinued operations revenues	—	(1,462)	(707)	(2,826)

Total Consolidated Revenues:	$84,823	$79,235	$167,083	$157,117

NOI:
Divisional NOI
Multifamily	$15,162	$17,255	$30,487	$35,930
Office	18,154	11,929	34,037	22,436
Retail	25,572	26,409	52,786	52,477

Total Divisional NOI:	58,888	55,593	117,310	110,843
Partially-owned subsidiaries	(2,211)	(1,597)	(4,480)	(3,424)
Unallocated corporate revenues	1,587	1,866	2,571	3,520
Discontinued operations NOI	—	(973)	(440)	(1,877)
General and administrative expenses	(5,262)	(4,472)	(10,065)	(8,277)
Depreciation	(20,112)	(17,245)	(39,606)	(34,676)
Amortization	(1,958)	(2,025)	(3,940)	(4,104)
Other	(35)	(29)	(79)	(48)

Income from operations	30,897	31,118	61,271	61,957

Total other expense	(14,814)	7,170	(31,330)	1,521

Income before minority interest	$16,083	$38,288	$29,941	$63,478

	June 30,	December 31,
(in thousands)	2003	2002

Assets:
Divisional Assets
Multifamily	$634,684	$645,840
Office	601,598	594,795
Retail	891,092	906,555

Total Divisional Assets:	2,127,374	2,147,190
Partially-owned subsidiaries	(116,121)	(116,375)
Unallocated corporate assets(1)	79,421	99,041

	$2,090,674	$2,129,856

(1)	Includes the Company’s investment in partially-owned entities of $34,716 as of June 30, 2003, and $36,265 as of December 31, 2002.

Note 8 — Investment in Partially Owned Entities and Other Arrangements

     At June 30, 2003, the Company had investments in nine partially owned entities. The Company accounts for these investments in partially owned entities using the equity method. The following table summarizes the investments in partially owned entities as of June 30, 2003 and December 31, 2002:

		(in thousands)
	Percent	June 30,	December 31,
	Owned	2003	2002

Multifamily:
CMS/Colonial Joint Venture I	15.00%	$1,996	$2,142
CMS/Colonial Joint Venture II	15.00%	713	735

		2,709	2,877
Office:
600 Building Partnership, Birmingham, AL	33.33%	(16)	(23)
Retail:
Orlando Fashion Square Joint Venture, Orlando, FL	50.00%	18,662	19,465
Parkway Place Limited Partnership, Huntsville, AL	45.00%	10,869	11,375
Colonial Promenade Madison, Huntsville, AL	25.00%	2,403	2,464
Highway 150, LLC, Birmingham, AL	10.00%	62	85

		31,996	33,389
Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%	34	41
NRH Enterprises, LLC, Birmingham, AL	20.00%	(7)	26
E-2 Data Technology, Birmingham, AL	50.00%	—	(45)

		27	22

		$34,716	$36,265

     During April 2003, the Company entered into an agreement with an unrelated third party in connection with the third party’s development of a $19.4 million multi-family property in Charlotte, North Carolina. The Company has agreed to loan approximately $3.3 million, which represents 17.0% of the development costs, to the third party during the development of the property. Under the agreement, the balance of the loan matures in April 2005. At June 30, 2003, no amount had been funded to the unrelated third party and the Company has no liability recorded on its books for the potential loan amount. The Company has a right of first refusal to purchase the property should the third party elect to sell.

Note 9 — Financial Instruments: Derivatives and Hedging

     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

     The Company has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company’s derivative financial instruments at June 30, 2003. The notional value at June 30, 2003 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
		Interest		At June 30, 2003
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(2,957)
Interest Rate SWAP, Cash Flow	$50.0 million	2.113%	1/02/04	(274)
Interest Rate CAP, Cash Flow	$21.1 million	6.850%	6/29/04	—
Interest Rate CAP, Cash Flow	$17.9 million	6.850%	7/06/04	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	7
Interest Rate CAP, Cash Flow	$17.1 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$27.0 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$8.7 million	4.840%	4/1/04	—

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

     During April 2003, the Company terminated its $50.0 million reverse interest rate swap agreement on its medium-term notes and received $2.3 million, which will be amortized over the remaining life of the original swap agreement. Additionally, the Company terminated two of its $50.0 million interest rate swap agreements, with an interest rate of 1.615% and 1.637%, on its unsecured line of credit, as a result of the unsecured line of credit being reduced to a level below the $150.0 million originally hedged. At June 30, 2003, the Company’s outstanding balance on its unsecured line of credit was $32.9 million.

     At June 30, 2003, derivatives with a fair value of $3.2 million were included in other liabilities. The change in net unrealized gains/losses of $0.5 million in the quarter ending June 30, 2003 for derivatives designated as cash flow hedges is a component of shareholders’ equity. Hedge ineffectiveness of $79,000 on cash flow hedges was recognized in other income (expense) during the quarter ended June 30, 2003.

Note 10 — Registration Statement

     In connection with a review of a Registration Statement of the Company’s operating partnership, CRLP, filed with the SEC, the staff of the SEC has commented on certain matters applicable to the operating partnership’s Annual Report on Form 10-K for the year ended December 31, 2002. The comments include a request for information concerning the allocation of the purchase price of operating properties to tangible and intangible assets under Statement of Financial Accounting Standard No. 141, Business Combinations. Specifically, the SEC has requested information related to the Company’s methodology for allocating a portion of these purchase prices to customer and tenant relationships and other lease-related intangible assets. The Company is currently in discussions with the staff of the SEC, and no final determinations will be made until conclusion of those discussions. However, it is possible that net income and net income per common share could be negatively impacted. Management does not anticipate that these adjustments, if any, will impact cash flows from operations.

Note 11 — Subsequent Events

     Distribution

     On July 24, 2003, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.665 per share and per unit, totaling $24.2 million. The distribution was declared to shareholders and partners of record as of August 4, 2003, and was paid on August 11, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders of
Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the “Company”) as of June 30, 2003, and the related consolidated condensed statements of income for the three and six-month periods ended June 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003, except for Note 18, as to which the date is February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama August 13, 2003

COLONIAL PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Properties Trust and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. Such factors include, among others, the following:

•	National, regional and local economic and business conditions that will, among other things, affect:

•	Demand for multifamily, office and retail properties,

•	The ability of the general economy to recover timely from the current economic downturn,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	Competition with other companies, and

•	Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability to maintain our status as a REIT for federal and state income tax purposes;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

General

     As used herein, the terms “Company”, “we”, “us” and “our” refer to Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including, Colonial Realty Limited Partnership, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc. or, as the context may require, Colonial Properties Trust only or Colonial Realty Limited Partnership only.

     We are a self-administered equity real estate investment trust (a “REIT”) that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. Our activities include full or partial ownership of a diversified portfolio of 108 properties as of June 30, 2003, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

     As of June 30, 2003, we owned or maintained a partial ownership in 40 multifamily apartment communities containing a total of 14,380 apartment units (the “multifamily properties”), 23 office properties containing a total of approximately 5.2 million square feet of office space (the “office properties”), 45 retail properties containing a total of approximately 15.3 million square feet of retail space (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of June 30,

2003, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 94%, 91% and 88% leased, respectively.

     We are the direct general partner of, and hold approximately 71.3% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (“Colonial Realty”, the “Operating Partnership”, or “CRLP”). We conduct all of our business through the Operating Partnership, Colonial Properties Services Limited Partnership (the “Management Partnership”), which provides management services for the Properties, and Colonial Properties Services, Inc. (“CPSI” or the “Management Corporation”), which provides management services for properties owned by third parties.

     Through our taxable REIT subsidiary, CPSI, we provide management services for properties owned by third parties, and provides construction management and development services for third parties, for which we recognize management and development fees. Additionally, we make the following types of investments through CPSI; (a) purchases undeveloped land and sells parcels of land to third parties, (b) develops a property, and upon completion sells the property to a third party, or (c) purchases an operating property to be sold to a third party within a short period of time.

Critical Accounting Policies and Estimates

     Refer to our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the six months ended June 30, 2003, there were no material changes to these policies.

Results of Operations — Three Months Ended June, 2003 and 2002

     Revenue — Total revenue from continuing operations increased by $5.6 million, or 7.1%, for the second quarter of 2003 when compared to the second quarter of 2002. Revenues generated by properties that were acquired, developed, or re-developed during 2002 and the first half of 2003 increased $8.6 million during the second quarter of 2003 when compared to the second quarter of 2002. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which the Company maintains a continuing interest, of $1.9 million during the second quarter of 2003 when compared to the second quarter of 2002. The remaining decrease primarily relates to several factors. Our multifamily properties have experienced increases in move-in concessions, which is a function of the continued decline in apartment fundamentals over the past year. We believe the decline is attributable to a declining employment growth and a robust single family housing market driven by lower interest rates. In addition, we have experienced decreases in other non-property related revenue which primarily consist of a $0.2 million decrease in management and development fees, offset by an increase in other property related revenue as a result of an increase of $1.9 million of lease buyouts during the second quarter of 2003 as compared to the second quarter of 2002.

     Same-property revenue decreased by $2.1 million, or 2.8%, for the second quarter of 2003 when compared to the second quarter of 2002. This decrease is primarily related to an increase in move-in concessions in our multifamily properties during the second quarter of 2003 as a result of a slowdown in the U.S. economy during the last year, a decrease in overall physical occupancy percentage within our retail division, and a decrease of $0.4 million of lease buyouts that occurred in our office and retail divisions in the second quarter of 2003 as compared to the second quarter of 2002.

     Operating Expenses — Total operating expenses from continuing operations increased by $5.8 million, or 12.1%, for the second quarter of 2003 when compared to the second quarter of 2002. Operating expenses related to properties that were acquired, developed, or re-developed during 2002 and the first half of 2003 increased $4.2 million during the second quarter of 2003 when compared to the second quarter of 2002. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which the Company maintains a continuing interest of $0.9 million during the second quarter of 2003 compared to the second quarter of 2002. The remaining increase is primarily attributable to an increase of $0.7 million in real estate taxes, $0.4 million in utilities expenses, $0.8 million in repairs and maintenance expenses at our existing properties and $0.6 million in general corporate overhead expenses.

     Same-property operating expenses (including depreciation and amortization) increased by $1.1 million, or 2.7%, for the second quarter of 2003 when compared to the second quarter of 2002. The increase is primarily associated with increases of $0.3 million in repairs and maintenance expenses, $0.1 million in utilities expenses, and $0.9 million in depreciation expense, offset by a decrease of $0.2 million of amortization expense.

     Other Income and Expense — Interest expense increased by $2.0 million, or 12.9%, for the second quarter of 2003 when compared to the second quarter of 2002. The increase in interest expense is primarily attributable to an increase in the total fixed rate debt outstanding to $1.0 billion at June 30, 2003 as compared to $0.9 billion at June 30, 2002. The increase is primarily due to the Company issuing, through its operating partnership a $125.0 million of public debt in April 2003, which matures in April 2013 and bears a coupon rate of 6.15%. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit, which maintained an interest rate of 2.78% at June 30, 2003. The Company has taken advantage of the current low interest rate environment by replacing a portion of its floating rate debt with long-term unsecured fixed rate financing, which will allow the Company to take advantage of future investment opportunities as the economy begins to recover.

     Additionally, gains on sales of property from continuing operations decreased $20.0 million in the second quarter of 2003 when compared to the second quarter of 2002, as a result of the Company selling seven operating properties in the second quarter of 2002 for proceeds of approximately $75.5 million. Since the Company maintained continuing involvement in the properties sold in 2002 through management contracts, the gains on the disposals were classified in continuing operations. In the second quarter of 2003, the Company sold undepreciated property with proceeds of approximately $2.1 million which were adjacent to one of our current operating properties and have been classified as continuing operations in accordance with SFAS No. 144. See Liquidity and Capital Resources for further discussion.

Results of Operations — Six Months Ended June 30, 2003 and 2002

     Revenue — Total revenue from continuing operations increased by $10.0 million, or 6.3%, for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. Revenues generated by properties that were acquired, developed, or re-developed during 2002 and the first half of 2003 increased $18.0 million during the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which the Company maintains a continuing interest, of $5.8 million during the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. The remaining decrease primarily relates to several factors. Our multifamily properties have experienced increases in move-in concessions, which is a function of the continued decline in apartment fundamentals over the past year. We believe the decline is attributable to a declining employment growth and a robust single family housing market driven by lower interest rates. In addition, we have experienced decreases in other non-property related revenue which primarily consist of a $0.3 million decrease in management and development fees, offset by an increase in other property related revenue as a result of an increase of $2.1 million in lease buyouts during the six months ended June 30, 2003.

     Same-property revenue decreased by $2.8 million, or 2.0%, for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. This decrease is primarily related to an increase in move-in concessions in our multifamily properties during the six months ended June 30, 2003 as a result of a slowdown in the U.S. economy during the last year, a decrease in overall physical occupancy percentage within our retail division, and a decrease of $0.2 million in lease buyouts during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Operating Expenses — Total operating expenses from continuing operations increased by $10.7 million, or 11.2%, for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. Operating expenses related to properties that were acquired, developed, or re-developed during 2002 and the first half of 2003 increased $9.9 million during the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which the Company maintains a continuing interest of $3.2 million during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The remaining increase is primarily attributable to an increase of $1.4 million in real estate taxes, $1.0 million in utilities expenses, $1.9 million in repairs and maintenance expenses at our existing properties and an increase of $1.6 million in general corporate overhead expenses.

     Same-property operating expenses (including depreciation and amortization) increased by $2.2 million, or 2.7%, for the second quarter of 2003 when compared to the second quarter of 2002. The increase is primarily associated with increases of $0.8 million in repairs and maintenance expenses, $0.2 million in utilities expenses, and $1.9 million in depreciation expense, offset by a decrease of $0.4 million of amortization expense.

     Other Income and Expense — Interest expense increased by $2.8 million, or 9.0%, for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. The increase in interest expense is primarily attributable to an increase in the total fixed rate debt outstanding at June 30, 2003 as compared to June 30, 2002. At June 30, 2003, the Company’s fixed rate debt represented 87.8% of the total outstanding debt as compared to 78.8% at June 30, 2002. The Company has taken advantage of the current low interest rate environment by replacing a portion of its floating rate debt with long-term unsecured fixed rate financing, which will allow the Company to take advantage of future investment opportunities as the economy begins to recover.

     Additionally, gains (losses) on sales of property from continuing operations decreased $29.8 million during the six months ended June 30, 2003 when compared to the six months ended June 30, 2002, as a result of the Company selling eight properties during the six months ended June 30, 2002 for proceeds of approximately $94.5 million. Since the Company maintained continuing involvement in the properties sold in 2002 through management contracts, the gains on the disposals were classified in continuing operations. The Company does not have a continuing interest in the operating properties sold during the six months ended June 30, 2003, in accordance with SFAS No. 144. Therefore, the gains from the sale of two operating properties during the six months ended June 30, 2003, which were sold for proceeds of approximately $30.9 million are classified as income from discontinued operations. In the second quarter of 2003, the Company sold undepreciated property with proceeds of approximately $2.1 million which were adjacent to one of our current operating properties and have been classified as continuing operations in accordance with SFAS No. 144. See Liquidity and Capital Resources for further discussion.

Liquidity and Capital Resources

     The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 1993. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

     Recent Financing Transactions

     On April 4, 2003, our operating partnership, CRLP, completed a $125.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2013, bear a coupon rate of 6.15%, and were priced to yield an effective rate of 6.18% over the ten year term. We used the net proceeds of the offering to repay a portion of the outstanding balance on our unsecured line of credit.

     On April 30, 2003, we issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. The depositary shares may be called by us on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds of the offering were approximately $120.7 million and were used to redeem our $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (Series A preferred stock) on May 7, 2003. Upon redemption of the Series A preferred shares, we deducted the original issuance costs of Series A preferred shares of $4.5 million from net income available to common shareholders, in accordance with the SEC’s clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

     On June 2, 2003, we issued $75.2 million or 2,110,000 of our common shares at $35.65 per share in a public offering, in which Merrill Lynch & Co. acted as underwriters. The net proceeds from the offering, after deducting offering expenses were $72.5 million. We intend to use the net proceeds of the offering for general company purposes, which may include the development, redevelopment and acquisition of properties. Pending one or more such uses, we used the net proceeds from this offering to repay a portion of the outstanding balance on our unsecured line of credit.

     Short-Term Liquidity Needs

     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly dividends and distributions that we pay to our common and preferred shareholders and holders of partnership units in our operating partnership. In the past, we have primarily satisfied these requirements through cash generated from operations. We believe that cash generated from operations and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements; however, factors described below and elsewhere herein may have a material adverse effect on our cash flow.

     The majority of our revenue is derived from tenants under existing leases our our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest – multifamily, office and retail properties – provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

     The current economic downturn in the United States has negatively impacted our operations. In particular, the Sunbelt region has experienced a slowdown in its economy. The industry slowdowns, higher unemployment rates, reduced demand for apartment homes and declines in household formations resulting from the economic slowdown, particularly in the Sunbelt region in which we operate, have adversely impacted our business. Although each of our three business segments has been adversely impacted by the decline in the economy, our multifamily properties, which rely heavily on short-term leases, have been most affected. Any continuation or worsening of current economic conditions generally and in our principal market areas may continue to have a negative impact on our results of operations and financial condition.

     Our current development pipeline is comprised of two new developments and three redevelopments, including one mixed-use project and four retail properties. The aggregate cost of these projects (including costs incurred in prior years on these projects ) is expected to be approximately $103.3 million. As of June 30, 2003, we have funded approximately $18.5 million on these projects and we intend to fund the remaining $84.8 million through draws on our unsecured line of credit.

     We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During the second quarter of 2003, we incurred approximately $6.3 million related to tenant improvements and leasing commissions, and approximately $3.9 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

     The current quarterly dividend on our common stock is $0.665 per share. We also pay regular quarterly dividends on our preferred stock. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. We also make regular quarterly distributions on units in our operating partnership.

     Long-Term Liquidity Needs

     Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs; however, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources.

     Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies – Standard & Poor’s (BBB-), Moody’s (Baa3) and Fitch (BBB-). If we experienced a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund investment activities, and the interest rate we are paying under our existing credit facility would increase.

     Our ability to raise funds through sales of common stock and preferred stock is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.

     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2002, we sold eight multifamily properties, two office properties, one retail property and partial interests in two retail properties and generated proceeds of approximately $138.6 million. During the first quarter of 2003, we sold one multifamily property and one retail property and generated proceeds of approximately $30.9 million. During the second quarter of 2003, we sold certain outparcels adjacent one of our properties, which generated proceeds of approximately $2.1 million. Proceeds from all sales transactions during 2003 were used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

     As of June 30, 2003, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based our unsecured debt ratings. Based on our current debt ratings, the spread was 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility has an outstanding balance of $32.9 million at June 30, 2003. The interest rate of this short-term borrowing facility, including the competitive bid balance, was 2.78% June 30, 2003.

     At June 30, 2003, our total outstanding debt balance was $1.15 billion. The outstanding balance includes fixed-rate debt of $1.01 billion, or 87.8% of the total debt balance, and floating-rate debt of $140.7 million, or 12.2% of the total debt balance. Our total market capitalization as of June 30, 2003 was $2.7 billion and its ratio of debt to market capitalization was 42.6%. We have certain loan agreements of that contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2003, we were in compliance with these covenants.

Financial Instruments: Derivatives and Hedging

     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

     We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at June 30, 2003. The notional value at June 30, 2003 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
		Interest		At June 30, 2003
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(2,957)
Interest Rate SWAP, Cash Flow	$50.0 million	2.113%	1/02/04	(274)
Interest Rate CAP, Cash Flow	$21.1 million	6.850%	6/29/04	—
Interest Rate CAP, Cash Flow	$17.9 million	6.850%	7/06/04	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	7
Interest Rate CAP, Cash Flow	$17.1 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$27.0 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$8.7 million	4.840%	4/1/04	—

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

     During April 2003, we terminated our $50.0 million reverse interest rate swap agreement on our medium-term notes and received $2.3 million, which will be amortized over the remaining life of the original swap agreement. Additionally, we terminated two of our $50.0 million interest rate swap agreements, with an interest rate of 1.615% and 1.637%, on our unsecured line of credit, as a result of the unsecured line of credit being reduced to a level below the $150.0 million hedged. At June 30, 2003, our outstanding balance on our unsecured line of credit was $32.9 million.

Other Arrangements

     During April 2003, we entered into an agreement with an unrelated third party in connection with the third party’s development of a $19.4 million multi-family property in Charlotte, North Carolina. We have agreed to loan approximately $3.3 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in April 2005. At June 30, 2003, no amount had been funded to the unrelated third party and we have no liability recorded on our books for the potential loan amount. We have a right of first refusal to purchase the property should the third party elect to sell.

Inflation

     Leases at our multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the retail properties provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize our exposure to the adverse effects of inflation.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2003, our exposure to rising interest rates was mitigated by the existing debt level of 42.6% of our total market capitalization, the high percentage of fixed rate debt (87.8%), and the use of interest rate swaps to effectively fix the interest rate on $50.0 million through January 2004, and approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds From Operations

     Funds From Operations (“FFO”) is useful to investors as a measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Prior to January 1, 2003, we had also included marketing fees on sales transactions within FFO, in which we used internal employees to complete the asset sales. Effective January 1, 2003 we conformed our FFO definition to adhere to the NAREIT white paper definition. As a result, we are no longer including marketing fees on sales transactions and we are no longer excluding straight-line rents to arrive at FFO. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance.

     The following information is provided to reconcile net income available to common shareholders, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share and unit data)	2003	2002	2003	2002

Net income available to common shareholders	$3,807	$21,774	$15,917	$34,677
Adjustments (consolidated):
Minority interest in CRLP	1,634	11,019	7,145	17,744
Real estate depreciation	19,806	17,286	39,187	34,832
Real estate amortization	1,018	1,085	2,143	2,249
Consolidated gains from sales of property	(2,277)	(22,304)	(11,934)	(32,112)
Gains from sale of undepreciated property	2,004	228	2,155	228
Marketing fees (prior to 2003)	—	1,167	—	1,658
Straight-line rents (prior to 2003)	—	(439)	—	(781)
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	942	603	1,882	1,196
Real estate amortization	23	6	55	11
Gains from sales of property	(3)	—	(3)	—
Gains from sale of undepreciated property	—	—	—	—
Straight-line rents (prior to 2003)	—	(12)	—	(22)

Funds from operations	$26,954	$30,413	$56,547	$59,680

Funds from operations per share and unit — basic	$0.78	$0.92	$1.65	$1.82

Funds from operations per share and unit — diluted	$0.77	$0.91	$1.64	$1.80

Weighted average common shares outstanding — basic	24,312	22,040	23,777	21,713
Weighted average partnership units outstanding — basic (1)	10,420	11,129	10,497	11,136

Weighted average shares and units outstanding — basic	34,732	33,169	34,274	32,849
Effect of diluted securities	250	319	204	265

Weighted average shares and units outstanding — diluted	34,982	33,488	34,478	33,114

(1)	Represents the weighted average of outstanding units of minority interest in Colonial Realty Limited Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As of June 30, 2003, we had approximately $140.7 million of outstanding floating rate mortgages. We also had approximately $32.9 million outstanding under floating rate credit facilities that has been swapped to a fixed rate through the use of a hedging agreement. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2003, in relation to our $1.2 billion of outstanding total debt, our $2.1 billion of total assets and $2.7 billion total market capitalization as of that date.

     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.4 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.4 million. This assumes that the amount outstanding under our variable rate debt remains approximately $140.7 million, the balance as of June 30, 2003. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $11.5 million. If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $11.5 million. This assumes our total outstanding debt remains at $1.2 billion, the balance as of June 30, 2003.

     As of June 30, 2003, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

COLONIAL PROPERTIES TRUST

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 24, 2003. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of trustees whose term of office as a trustee continued after the meeting:

Proposal 1 – Election of Trustees

	Term Expires	Votes For	Votes Withheld

Elected Trustees:
Carl F. Bailey	2006	18,889,090	134,293
Thomas H. Lowder	2006	18,831,904	191,478
Harold W. Ripps	2006	18,885,491	137,892
Continuing Trustees:
M. Miller Gorrie	2004
James K. Lowder	2004
Herbert A. Meisler	2004
William M. Johnson	2005
Claude B. Nielsen	2005
Donald T. Senterfitt	2005

Proposal 2 – Ratification of Appointment of Independent Auditors

Votes For	19,023,382
Votes Against	44,548
Abstentions	0

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Articles Supplementary of 81/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company (incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2003)
4.1	Deposit Agreement by and among the Company and EquiServe Trust Company, N.A. and EquiServe, Inc. (incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2003)
4.2	Form of depositary receipt evidencing depositary shares, each depositary share representing 1/10 of a share of 8 1/8% Series D Cumulative Redeemable Preferred Shares (incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2003)
4.3	Form of certificate evidencing 8 1/8% Series D Cumulative Redeemable Preferred Shares, Par Value $.01 Per Share (Liquidation Preference $250.00 Per Share) (incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2003)
10.1	$125,00,000 6.15% Senior Note due 2013 (incorporated by reference to the same numbered exhibit in the CRLP’s Current Report on Form 8-K filed with the SEC on April 4, 2003)
15.	Letter re: Unaudited Interim Financial Information
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the period covered by this report the Company filed the following reports on Form 8-K:

Date of Event	Item Reported/Financial Statements Filed

April 29, 2003	Item 5. Other Events
April 30, 2003	Item 9. Regulation FD Disclosure
June 2, 2003	Item 5. Other Events
June 3, 2003	Item 7. Financial Statements and Exhibits

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL PROPERTIES TRUST

Date: August 14, 2003	/s/ Howard B. Nelson, Jr.

Howard B. Nelson, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 14, 2003	/s/ Kenneth E. Howell

Kenneth E. Howell Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)