Form 10-Q
period 2003-09-30
COLONIAL PROPERTIES TRUST
filed 2003-11-13
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 1-12358
September 30, 2003


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

         YES _x_   NO ___


         As of October 30, 2003, Colonial Properties Trust had 26,195,190 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q

                                                                           Page

PART I:  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets as of
            September 30, 2003 and December 31, 2002                         3

            Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Nine Months Ended
            September 30, 2003 and 2002                                      4

            Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended September 30, 2003 and 2002            5

            Notes to Consolidated Condensed Financial Statements             6

            Report of Independent Auditors                                  13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              14

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk       21

  Item 4.  Controls and Procedures                                          22

PART II:  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                                  22

EXHIBITS                                                                    23

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                              --------------------



                                                                                 September 30,
                                                                                     2003        December 31,
                                                                                  (Unaudited)        2002
                                                                                 -------------  -------------
                                          ASSETS

Land, buildings, & equipment, net                                                 $ 1,885,955    $ 1,947,078
Undeveloped land and construction in progress                                         116,331         82,520
Cash and equivalents                                                                    3,591          6,236
Restricted cash                                                                         1,873          1,481
Accounts receivable, net                                                                8,581         10,395
Notes receivable                                                                        1,789          1,307
Prepaid expenses                                                                        4,203          7,581
Deferred debt and lease costs                                                          24,406         23,157
Investment in unconsolidated subsidiaries                                              33,842         36,265
Other assets                                                                           13,162         13,836
                                                                                  -----------    -----------
                                                                                  $ 2,093,733    $ 2,129,856
                                                                                  ===========    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Notes and mortgages payable                                                       $ 1,155,475    $ 1,262,193
Accounts payable                                                                       20,351         19,325
Accrued interest                                                                       15,199         13,974
Accrued expenses                                                                       20,004          6,833
Tenant deposits                                                                         3,162          3,201
Unearned rent                                                                           2,866          7,736
Other liabilities                                                                       4,737          4,497
                                                                                  -----------    -----------
     Total liabilities                                                              1,221,794      1,317,759
                                                                                  -----------    -----------
Minority interest:
Preferred units                                                                       100,000        100,000
Common units                                                                          172,087        174,294
                                                                                  -----------    -----------
     Total minority interest                                                          272,087        274,294
                                                                                  -----------    -----------

 Preferred shares of beneficial interest, $.01 par value, 10,000,000 authorized
      8 3/4% Series A Cumulative Redeemable Preferred Shares of
         Beneficial Interest, liquidation preference $25 per share, 0 and
         5,000,000 shares issued and outstanding at September 30, 2003 and
         December 31, 2002, respectively                                                   --             50
      9 1/4% Series C Cumulative Redeemable Preferred Shares of
         Beneficial Interest, liquidation preference $25 per share, 2,000,000 shares issued and outstanding at September 30, 2003 and
         December 31, 2002, respectively                                                   20             20
      8 1/8% Series D Cumulative Redeemable Preferred Shares of
         Beneficial Interest, liquidation preference $25 per depositary share,
         5,000,000 and 0 depositary shares issued and outstanding at
         September 30, 2003 and December 31, 2002, respectively                             5             --
Common shares of beneficial interest, $.01 par value,
     65,000,000 shares authorized; 31,738,923 and 28,473,630
     shares issued at September 30, 2003 and December 31, 2002, respectively              317            285
Additional paid-in capital                                                            864,734        778,062
Cumulative earnings                                                                   442,466        401,497
Cumulative distributions                                                             (552,761)      (486,208)
Treasury shares, at cost; 5,623,150 shares at September 30, 2003
     and December 31, 2002                                                           (150,163)      (150,163)
Accumulated other comprehensive loss                                                   (2,313)        (3,587)
Deferred compensation on restricted shares                                             (2,453)        (2,153)
                                                                                  -----------    -----------
     Total shareholders' equity                                                       599,852        537,803
                                                                                  -----------    -----------
                                                                                  $ 2,093,733    $ 2,129,856
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


                            COLONIAL PROPERTIES TRUST
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                     (in thousands, except per share data)
                              ---------------------

                                                                            Three Months Ended        Nine Months Ended
                                                                               September 30,            September 30,
                                                                         ----------------------    ----------------------
                                                                            2003        2002         2003         2002
                                                                         ---------    ---------    ---------    ---------
Revenue:
Minimum rent                                                             $  66,349    $  63,912    $ 197,083    $ 186,987
Percentage rent                                                                743          589        1,923        1,728
Tenant recoveries                                                            9,587       10,266       30,152       30,499
Other property related revenue                                               4,547        4,754       16,295       13,513
Other non-property related revenue                                           1,282        1,600        3,989        5,253
                                                                         ---------    ---------    ---------    ---------
Total revenue                                                               82,508       81,121      249,442      237,980
                                                                         ---------    ---------    ---------    ---------
Operating Expenses:
Property operating expenses:
General operating expenses                                                   6,312        5,891       17,995       16,545
Salaries and benefits                                                        3,949        3,818       11,453       11,433
Repairs and maintenance                                                      8,953        8,346       26,038       23,268
Taxes, licenses, and insurance                                               7,567        6,234       23,393       21,052
General and administrative                                                   4,936        3,405       15,001       11,682
Depreciation                                                                20,480       18,231       60,059       52,880
Amortization                                                                 1,958        2,173        5,897        6,272
                                                                         ---------    ---------    ---------    ---------
Total operating expenses                                                    54,155       48,098      159,836      143,132
                                                                         ---------    ---------    ---------    ---------
Income from operations                                                      28,353       33,023       89,606       94,848
                                                                         ---------    ---------    ---------    ---------
Other income (expense):
Interest expense                                                           (16,925)     (16,820)     (50,685)     (47,805)
Income from investments                                                         36          585          127          986
Loss on hedging activities                                                      (9)          (4)        (326)         (12)
Gains from sales of property                                                 3,917          615        6,272       32,727
Other                                                                         (505)        --           (156)        --
                                                                         ---------    ---------    ---------    ---------
Total other income (expense)                                               (13,486)     (15,624)     (44,768)     (14,104)
                                                                         ---------    ---------    ---------    ---------
Income before minority interest and discontinued operations                 14,867       17,399       44,838       80,744

Minority interest in CRLP - common unitholders                              (2,553)      (3,644)      (6,742)     (20,883)
Minority interest in CRLP - preferred unitholders                           (2,218)      (2,218)      (6,655)      (6,655)
                                                                         ---------    ---------    ---------    ---------
Income from continuing operations                                           10,096       11,537       31,441       53,206
                                                                         ---------    ---------    ---------    ---------

Income from discontinued operations                                             39          514          303        1,809
Gain on disposal of discontinued operations                                    575        6,069       10,154        6,069
Minority interest in CRLP from discontinued operations                        (176)      (2,125)      (3,133)      (2,629)
                                                                         ---------    ---------    ---------    ---------
Income from discontinued operations                                            438        4,458        7,324        5,249
                                                                         ---------    ---------    ---------    ---------
Net income                                                                  10,534       15,995       38,765       58,455
                                                                         ---------    ---------    ---------    ---------
Dividends to preferred shareholders                                         (3,724)      (3,891)     (11,588)     (11,674)
Preferred share issuance costs                                                --           --         (4,451)        --
                                                                         ---------    ---------    ---------    ---------
Net income available to common shareholders                              $   6,810    $  12,104    $  22,726    $  46,781
                                                                         ---------    ---------    ---------    ---------
Net income per common share - Basic:
             Income from continuing operations                           $    0.25    $    0.34    $    0.63    $    1.89
             Income from discontinued operations                              0.02    $    0.20         0.30    $    0.24
                                                                         ---------    ---------    ---------    ---------
             Net income per common share - Basic                         $    0.26    $    0.54    $    0.93    $    2.13
                                                                         ---------    ---------    ---------    ---------
Net income per common share - Diluted:
             Income from continuing operations                           $    0.24    $    0.34    $    0.62    $    1.87
             Income from discontinued operations                              0.02         0.19         0.30         0.23
                                                                         ---------    ---------    ---------    ---------
             Net income per common share - Diluted                       $    0.26    $    0.53    $    0.92    $    2.10
                                                                         ---------    ---------    ---------    ---------
Weighted average common shares outstanding:
             Basic                                                          26,002       22,517       24,527       21,984
             Diluted                                                        26,275       22,800       24,749       22,253
                                                                         ---------    ---------    ---------    ---------
STATEMENTS OF COMPREHENSIVE INCOME
         Net income available to common shareholders                     $   6,810    $  12,104    $  22,726    $  46,781
         Other comprehensive income (loss)
              Unrealized income (loss) on cash flow hedging activities         556         (939)       1,274       (1,717)
                                                                         ---------    ---------    ---------    ---------
         Comprehensive income                                            $   7,366    $  11,165    $  24,000    $  45,064
                                                                         ---------    ---------    ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                               -------------------
                                                                                  Nine Months Ended
                                                                                   September 30,
                                                                              -----------------------
                                                                                 2003         2002
                                                                              ----------   ----------
Cash flows from operating activities:
     Net  income                                                              $  38,765    $  58,455
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                           66,189       60,198
         Income from unconsolidated subsidiaries                                   (127)        (986)
         Distribution to preferred unitholders of CRLP                            6,655        6,655
         Minority interest                                                        9,875       23,513
         Gains from sales of property                                           (16,426)     (38,796)
         Other                                                                      -0-        1,044
     Decrease (increase) in:
         Restricted cash                                                           (392)         720
         Accounts receivable                                                      1,814         (363)
         Prepaid expenses                                                         3,378        2,144
         Other assets                                                            (5,866)      (7,819)
     Increase (decrease) in:
         Accounts payable                                                         1,026       (5,804)
         Accrued interest                                                         1,225        1,764
         Accrued expenses and other                                               9,771        7,897
                                                                              ---------    ---------
            Net cash provided by operating activities                           115,887      108,622
                                                                              ---------    ---------
Cash flows from investing activities:
     Acquisition of properties                                                      -0-     (150,808)
     Development expenditures                                                   (35,516)     (39,908)
     Tenant improvements                                                        (10,931)     (17,487)
     Capital expenditures                                                       (11,672)     (10,160)
     Proceeds from sales of property, net of selling costs                       41,572      113,628
     Proceeds from (issuance of) notes receivable, net                             (482)      11,113
     Distributions from unconsolidated subsidiaries                               3,108        2,499
     Capital contributions to unconsolidated subsidiaries                          (558)      (4,783)
                                                                              ---------    ---------
            Net cash used in investing activities                               (14,479)     (95,906)
                                                                              ---------    ---------
Cash flows from financing activities:
     Proceeds from additional borrowings                                        186,470      151,285
     Proceeds from common shares issuance, net of expenses paid                  72,442       17,749
     Proceeds from Dividend Reinvestment Plan and exercise of stock options      21,833       21,985
     Proceeds from Series D preferred shares, net of expenses paid              120,482          -0-
     Redemption of Series A preferred shares                                   (125,000)         -0-
     Principal reductions of debt                                              (124,624)     (71,866)
     Net change in revolving credit balances                                   (166,009)     (55,773)
     Dividends paid to common and preferred shareholders                        (66,553)     (61,580)
     Distributions to minority partners in CRLP                                 (20,947)     (21,938)
     Other, net                                                                  (2,147)        (885)
                                                                              ---------    ---------
            Net cash used in financing activities                              (104,053)     (21,023)
                                                                              ---------    ---------
            Decrease in cash and equivalents                                     (2,645)      (8,307)
Cash and equivalents, beginning of period                                         6,236       10,129
                                                                              ---------    ---------
Cash and equivalents, end of period                                           $   3,591    $   1,822
                                                                              =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

         The consolidated financial statements of Colonial Properties Trust have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2002 audited consolidated financial statements of Colonial Properties Trust and should be read together with the financial statements and notes thereto included in the Form 10-K/A.

Note 1 -- Organization and Business

         As used herein, "the Company" or "Colonial" means Colonial Properties Trust, an Alabama real estate investment trust ("REIT"), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership ("CRLP"), Colonial Properties Services, Inc. ("CPSI") and Colonial Properties Services Limited Partnership ("CPSLP"). The Company was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company's activities include ownership and operation of a diversified portfolio of properties located in the Sunbelt region of the United States, consisting of 40 multifamily apartment communities, 23 office properties and 45 retail properties, as of September 30, 2003.

Note 2 -- Summary of Significant Accounting Policies

         Basis of Presentation

         The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of, and owned at September 30, 2003, approximately 71.5% interest in CRLP. Due to the Company's ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes.

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

         Unaudited Interim Statements

         The consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

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

         On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year end. See Note 15, Guarantees and Other Arrangements of the Company's 2002 Annual Report on Form 10-K/A, for additional discussion of the Company's financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

         On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs). FIN 46 states that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of the activities of the VIE should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify VIEs and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. On October 8, 2003, the FASB deferred the effective date for pre-existing VIEs to the period ending after December 15, 2003. As a result, the Company will adopt FIN 46 for pre-existing transactions in the fourth quarter of 2003.

         The Company has identified certain relationships that it deems reasonably possible are VIEs in which it holds a significant variable interest. The Company deems that it is reasonably possible that its investments in partially owned entities are VIEs. The Company's maximum exposure to loss is limited to the carrying value of the Company's investments in those entities, which is $33.8 million as of September 30, 2003. In addition to these VIEs, the Company considers its relationship with four other entities to be potential VIEs. These other entities are more fully discussed in Note 15 of the Company's 2002 Annual Report on Form 10-K/A and Note 8 herein, and primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees. The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $11.6 million as of September 30, 2003, which results in a total maximum exposure to the Company attributable to all potential VIEs in the aggregate amount of $45.4 million. The Company is currently evaluating the consolidation provisions of FIN 46 and does not anticipate consolidation of its potential VIEs will be required for the agreements entered into prior to December 31, 2002. For the funding commitment entered into in April 2003, as discussed in Note 8 herein, the Company has evaluated the arrangement and has determined that the relationship is a VIE. However, under the consolidation provisions of FIN 46, consolidation of the VIE is not required.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. The Company has evaluated the impact of this pronouncement on financial instruments in place prior to May 31, 2003 and determined that no reclassification or restatement of current financial instruments is required.

Note 3 -- Dispositions

         On September 12, 2003, the Company sold 2100 International Park, a 28,250 square foot office building located in Birmingham, Alabama, within the International Park office complex. The total sales price was $3.0 million, which was used to repay a portion of the borrowings under the Company's unsecured line of credit. Additionally, the Company sold certain outparcels of land adjacent to Colonial University Village in Auburn, Alabama, Colonial Promenade Trussville in Birmingham, Alabama and Colonial Center Heathrow in Orlando, Florida for total proceeds of approximately $6.4 million. Of this amount, $5.9 million was used to repay a portion of the borrowings under the Company's unsecured line of credit and $0.5 million will be used to support the Company's future investment activities.

Note 4 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:



(amounts in thousands, except per share data)
                                                         Three           Three           Nine           Nine
                                                      Months Ended    Months Ended  Months Ended    Months Ended
                                                       Sept. 30,       Sept. 30,      Sept. 30,      Sept. 30,
                                                          2003            2002           2003           2002
                                                      -------------   -------------  -------------  -------------
Numerator:
     Net income                                     $       10,534  $       15,995 $       38,765 $       58,455
     Less: Preferred share dividends                        (3,724)         (3,891)       (11,588)       (11,674)
     Less: Redemption of preferred share
               issuance costs                                    0               0         (4,451)              0
                                                      -------------   -------------  -------------  -------------
     Income available to common shareholders        $        6,810  $       12,104 $       22,726 $       46,781
                                                      -------------   -------------  -------------  -------------

Denominator:
Denominator for basic net income per share -
     weighted average common shares                         26,002          22,517         24,527         21,984
Effect of dilutive securities:
     Trustee and employee stock options,
      treasury method                                          273             283            222            269
                                                      -------------   -------------  -------------  -------------
Denominator for diluted net income per share -
     adjusted weighted average common shares                26,275          22,800         24,749         22,253
                                                      -------------   -------------  -------------  -------------

         Basic net income per share                 $         0.26  $         0.54 $         0.93 $         2.13
                                                      -------------   -------------  -------------  -------------
         Diluted net income per share               $         0.26  $         0.53 $         0.92 $         2.10
                                                      -------------   -------------  -------------  -------------


         Options to purchase 80,000 common shares at a weighted average exercise price of $34.97 per share were outstanding during 2003, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 5 -- Income (Loss) from Discontinued Operations

         During the quarter ended September 30, 2003, the Company sold one office property for proceeds of approximately $3.0 million. During the first quarter of 2003, the Company sold one retail property and one multifamily property for proceeds of approximately $30.9 million. In accordance with SFAS No. 144 Accounting for the Impairment on Disposal of Long-Lived Assets, net income and gain (loss) on disposition of real estate for properties sold, in which the Company does not maintain continuing involvement, are reflected in the consolidated statements of income as "discontinued operations" for all periods presented. Below is a summary of the operations of the properties sold during 2002 and 2003 that are classified as discontinued operations:


                                                                     Three Months Ended             Nine Months Ended
       (amounts in thousands)                                          September 30,                  September 30,
                                                                 --------------------------     --------------------------
                                                                     2003         2002              2003         2002
                                                                 --------------------------     --------------------------
 Property revenues:
       Base rent                                                         $ 77      $ 1,004             $ 838      $ 3,627
       Percentage rent                                                      -           (5)              (16)          15
       Tenant recoveries                                                   (6)         124                55          455
       Other property revenue                                              (1)          57                50          167
                                                                 --------------------------     --------------------------
 Total property revenues                                                   70        1,180               927        4,264

 Property operating and maintenance expense                                21          367               391        1,409
 Depreciation                                                               9          283               226          999
 Amortization                                                               1           16                 7           47
                                                                 --------------------------     --------------------------
                                                                           31          666               624        2,455
 Income from discontinued operations before net gain
       on disposition of discontinued operations                           39          514               303        1,809
 Net gain on disposition of discontinued operations                       575        6,069            10,154        6,069
 Minority interest in CRLP from discontinued operations                  (176)      (2,125)           (3,133)      (2,629)
                                                                 --------------------------     --------------------------
 Income from discontinued operations                                    $ 438      $ 4,458           $ 7,324      $ 5,249
                                                                 ==========================     ==========================


Note 6 -- Shareholders' Equity

         The following table presents the changes in the issued and outstanding common shares of beneficial interest since December 31, 2002 (excluding 10,419,556 units and 10,788,341 units outstanding at September 30, 2003 and December 31, 2002, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):


 Outstanding at December 31, 2002                                    28,473,630
     Common shares issued through dividend reinvestments                650,609
     Public offering of common shares                                 2,110,000
     Share options exercised                                            100,039
     Restricted shares issued/cancelled, net                             29,808
     Conversion of partnership units to common shares                   368,785
     Other employee and non-employee share plans                          6,052
 Outstanding at September 30, 2003                                   31,738,923



Note 7 -- Segment Information

         The Company is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2002 Annual Report. The pro rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the three and nine months ended September 30, 2003 and 2002, and for the periods ended September 30, 2003 and December 31, 2002 is presented below:


                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                             -----------------------------------  ---------------------------
    (in thousands)                                2003               2002             2003          2002
                                             ----------------   ----------------  -------------  ------------
Revenues:
    Divisional Revenues
       Multifamily                                  $ 25,002           $ 24,876       $ 73,996      $ 79,685
       Office                                         22,709             21,563         70,547        53,717
       Retail                                         37,571             37,541        113,857       113,211
                                             ----------------   ----------------  -------------  ------------
            Total Divisional Revenues:                85,282             83,980        258,400       246,613

    Partially-owned subsidiaries                      (3,946)            (3,537)       (11,800)       (9,707)
    Unallocated corporate revenues                     1,242              1,858          3,769         5,338
    Discontinued operations revenues                     (70)            (1,180)          (927)       (4,264)
                                             ----------------   ----------------  -------------  ------------
            Total Consolidated Revenues:            $ 82,508           $ 81,121      $ 249,442      $237,980
                                             ----------------   ----------------  -------------  ------------

NOI:
    Divisional NOI
       Multifamily                                  $ 15,328           $ 16,349       $ 45,815      $ 52,287
       Office                                         15,759             15,831         49,793        38,273
       Retail                                         25,680             25,772         78,466        78,249
                                             ----------------   ----------------  -------------  ------------
            Total Divisional NOI:                     56,767             57,952        174,074       168,809

    Partially-owned subsidiaries                      (2,198)            (2,141)        (6,678)       (5,565)
    Unallocated corporate revenues                     1,242              1,858          3,769         5,338
    Discontinued operations NOI                          (49)              (813)          (536)       (2,855)
    General and administrative expenses               (4,936)            (3,405)       (15,001)      (11,682)
    Depreciation                                     (20,480)           (18,231)       (60,059)      (52,880)
    Amortization                                      (1,958)            (2,173)        (5,897)       (6,272)
    Other                                                (35)               (24)           (66)          (45)
                                             ----------------   ----------------  -------------  ------------
       Income from operations                         28,353             33,023         89,606        94,848
                                             ----------------   ----------------  -------------  ------------
    Total other expense                              (13,486)           (15,624)       (44,768)      (14,104)
                                             ----------------   ----------------  -------------  ------------
       Income before minority interest              $ 14,867           $ 17,399       $ 44,838      $ 80,744
                                             ----------------   ----------------  -------------  ------------


    (in thousands)                            September 30,       December 31,
Assets:                                           2003               2002
                                             ----------------   ----------------
    Divisional Assets
       Multifamily                                 $ 622,423          $ 645,840
       Office                                        589,476            594,795
       Retail                                        894,590            906,555
                                             ----------------   ----------------
            Total Divisional Assets:               2,106,489          2,147,190

    Partially-owned subsidiaries                    (115,712)          (116,375)
    Unallocated corporate assets (1)                 102,956             99,041
                                             ----------------   ----------------
                                                 $ 2,093,733        $ 2,129,856
                                             ----------------   ----------------

(1) Includes the Company's investment in partially-owned entities of $33,842 as of September 30, 2003, and $36,265 as of December 31, 2002.

Note 8 -- Investment in Partially Owned Entities and Other Arrangements

         At September 30, 2003, the Company had investments in nine partially-owned entities. The Company accounts for these investments in partially-owned entities using the equity method. The following table summarizes the investments in partially owned entities as of September 30, 2003 and December 31, 2002:

                                                                                        (in thousands)
                                                                 Percent        September 30,      December 31,
                                                                  Owned             2003               2002
                                                                ----------    ------------------  ---------------
         Multifamily:
         CMS/Colonial Joint Venture I                              15.00%   $             1,964   $        2,142
         CMS/Colonial Joint Venture II                             15.00%                   724              735
                                                                              ------------------    -------------
                                                                                          2,688            2,877

         Office:
         600 Building Partnership, Birmingham, AL                  33.33%                  (13)             (23)

         Retail:
         Orlando Fashion Square Joint Venture, Orlando, FL         50.00%                18,251           19,465
         Parkway Place Limited Partnership, Huntsville, AL         45.00%                10,498           11,375
         Colonial Promenade Madison, Huntsville, AL                25.00%                 2,362            2,464
         Highway 150, LLC, Birmingham, AL                          10.00%                    53               85
                                                                              ------------------    -------------
                                                                                         31,164           33,389

         Other:
         Colonial/Polar-BEK Management Company,
           Birmingham, AL                                          50.00%                    18               41
         NRH Enterprises, LLC, Birmingham, AL                      20.00%                   (15)              26
         E-2 Data Technology, Birmingham, AL                       50.00%                     0              (45)

                                                                              ------------------    -------------
                                                                                              3               22
                                                                            --------------------  ---------------
                                                                            $            33,842   $       36,265
                                                                            ====================  ===============



       During April 2003, the Company entered into an agreement with an unrelated third party in connection with the third party's development of a $19.4 million multi-family property in Charlotte, North Carolina. The Company has agreed to loan approximately $3.3 million, which represents 17.0% of the development costs, to the third party during the development of the property. Under the agreement, the balance of the loan matures in April 2005. At September 30, 2003, the Company has funded $0.2 million to the unrelated third party. The Company has a right of first refusal to purchase the property should the third party elect to sell.

Note 9 -- Financial Instruments: Derivatives and Hedging

         The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         The Company has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at September 30, 2003. The notional value at September 30, 2003 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.



                                                                                            Fair Value
                                                            Interest                  At September 30, 2003
          Product Type                Notional Value          Rate        Maturity        (in thousands)
--------------------------------- ----------------------- ------------- ------------- -----------------------
Interest Rate SWAP, Cash Flow     $30.2 - $27.7 million         5.932%       1/01/06  $           (2,553)
Interest Rate SWAP, Cash Flow         $50.0 million             2.113%       1/02/04                (140)
Interest Rate CAP, Cash Flow          $21.1 million             6.850%       6/29/04                   -
Interest Rate CAP, Cash Flow          $17.9 million             6.850%       7/06/04                   -
Interest Rate CAP, Cash Flow          $30.4 million            11.200%       6/30/06                   8
Interest Rate CAP, Cash Flow          $17.1 million             4.840%        4/1/04                   -
Interest Rate CAP, Cash Flow          $27.0 million             4.840%        4/1/04                   -
Interest Rate CAP, Cash Flow           $8.7 million             4.840%        4/1/04                   -


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

         At September 30, 2003, derivatives with a fair value of $2.7 million were included in other liabilities. The change in net unrealized gains/losses of $0.6 million in the quarter ending September 30, 2003 for derivatives designated as cash flow hedges is a component of shareholders' equity. Hedge ineffectiveness of $9,240 on cash flow hedges was recognized in other income (expense) during the quarter ended September 30, 2003.

Note 10 -- Registration Statement

         In connection with a review of a Registration Statement of the Company's operating partnership, CRLP, filed with the SEC, the staff of the SEC had commented on certain matters applicable to the operating partnership's Annual Report on Form 10-K for the year ended December 31, 2002. The comments included a request for information concerning the allocation of the purchase price of operating properties to tangible and intangible assets under Statement of Financial Accounting Standard No. 141, Business Combinations. Management has responded to the SEC with respect to these comments and the Company and CRLP made 10-K/A filings on October 10, 2003. The Company and CRLP expects no further adjustments to the financial statements will be made. Please refer to the Company's and CRLP's 10-K/A filings as of October 10, 2003 for additional information.

Note 11 -- Subsequent Events

         Distribution

         On October 23, 2003, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.665 per share and per unit, totaling $24.3 million. The distribution was declared to shareholders and partners of record as of November 3, 2003, and was paid on November 10, 2003.

REPORT OF INDEPENDENT AUDITORS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of September 30, 2003, and the related consolidated condensed statements of income for the three and nine-month periods ended September 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003, except for Notes 3 and 18, as to which the date is September 13, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                             /s/ PricewaterhouseCoopers LLP
                                                 PricewaterhouseCoopers LLP





Birmingham, Alabama
November 7, 2003

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Properties Trust and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 10, 2003. Such factors include, among others, the following:

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

         We are a self-administered equity real estate investment trust (a "REIT") that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. Our activities include full or partial ownership of a diversified portfolio of 108 properties as of September 30, 2003, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As of September 30, 2003, we owned or maintained a partial ownership in 40 multifamily apartment communities containing a total of 14,380 apartment units (the "multifamily properties"), 23 office properties containing a total of approximately 5.2 million square feet of office space (the "office properties"), 45 retail properties containing a total of approximately 15.3 million square feet of retail space (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of September 30, 2003, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 95%, 91% and 87% leased, respectively.

         We are the direct general partner of, and hold approximately 71.5% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership ("Colonial Realty", the "Operating Partnership", or "CRLP"). We conduct all of our business through the Operating Partnership, Colonial Properties Services Limited Partnership (the "Management Partnership"), which provides management services for the Properties, and Colonial Properties Services, Inc. ("CPSI" or the "Management Corporation"), which provides management services for properties owned by third parties.

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

Critical Accounting Policies and Estimates

         Refer to our 2002 Annual Report on Form 10-K/A for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the nine months ended September 30, 2003, there were no material changes to these policies.

Results of Operations-- Three Months Ended September, 2003 and 2002

         Revenue -- Total revenue from continuing operations increased by $1.4 million, or 1.7%, for the third quarter of 2003 when compared to the third quarter of 2002. Revenues generated by properties that were acquired, developed, or re-developed during the first half of 2002 and 2003 increased $2.4 million during the third quarter of 2003 when compared to the third quarter of 2002. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which the Company maintains a continuing interest, of $0.3 million during the third quarter of 2003 when compared to the third quarter of 2002. The remaining decrease primarily relates to a decrease of $1.0 million of lease buyouts within our office division during the third quarter of 2003 as compared to the third quarter of 2002.

         Same-property revenue decreased by $1.0 million, or 1.4%, for the third quarter of 2003 when compared to the third quarter of 2002. This decrease is primarily related to a decrease of $1.0 million of lease buyouts that occurred in our office division in the third quarter of 2003 as compared to the third quarter of 2002.

         Operating Expenses -- Total operating expenses from continuing operations increased by $6.1 million, or 12.6%, for the third quarter of 2003 when compared to the third quarter of 2002. Operating expenses related to properties that were acquired, developed, or re-developed during the first half of 2002 and 2003 increased $1.9 million during the third quarter of 2003 when compared to the third quarter of 2002. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which the Company maintains a continuing interest of $0.2 million during the third quarter of 2003 compared to the third quarter of 2002. The remaining increase is primarily attributable to an increase of $0.5 million in real estate taxes, $0.4 million in repairs and maintenance expenses at our existing properties, $1.4 million in depreciation expense and $1.5 million in general corporate overhead expenses.

         Same-property operating expenses (including depreciation and amortization) increased by $1.8 million, or 4.5%, for the third quarter of 2003 when compared to the third quarter of 2002. The increase is primarily associated with increases of $0.5 million in real estate taxes, $0.2 million in insurance expense, $0.4 million in repairs and maintenance expenses, and $1.0 million in depreciation expense, offset by a decrease of $0.3 million of amortization expense.

         Other Income and Expense -- Interest expense increased by $0.1 million, or 0.6%, for the third quarter of 2003 when compared to the third quarter of 2002. The Company has taken advantage of the current low interest rate environment by replacing a portion of its floating rate debt with long-term unsecured fixed rate financing, which will allow the Company to take advantage of future investment opportunities as the economy begins to recover.

         Additionally, gains on sales of property from continuing operations increased $3.3 million in the third quarter of 2003 when compared to the third quarter of 2002. In the third quarter of 2003, the Company sold one office property for proceeds of approximately $3.0 million, which has been classified as discontinued operations in accordance with SFAS No. 144. Additionally, we sold various parcels of undepreciated property with proceeds of approximately $6.4 million which were adjacent to our current operating properties and have been classifed as continuing operations in accordance with SFAS No. 144. In the third quarter of 2002, the Company sold two office assets and one retail assets for proceeds of approximately $20.4 million. See Liquidity and Capital Resources for further discussion.

Results of Operations-- Nine Months Ended September 30, 2003 and 2002

         Revenue -- Total revenue from continuing operations increased by $11.5 million, or 4.8%, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. Revenues generated by properties that were acquired, developed, or re-developed during the first half of 2002 and 2003 increased $20.3 million during the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which the Company maintains a continuing interest, of $5.5 million during the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The remaining decrease primarily relates to several factors. Our multifamily properties have experienced increases in move-in concessions, which is a function of the continued decline in apartment fundamentals over the past year. We believe the decline is attributable to a declining employment growth and a robust single family housing market driven by lower interest rates. In addition, we have experienced decreases in other non-property related revenue which primarily consist of a $0.2 million decrease in management and development fees, offset by an increase in other property related revenue as a result of an increase of $1.3 million in lease buyouts during the nine months ended September 30, 2003.

         Same-property revenue decreased by $3.8 million, or 1.8%, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. This decrease is primarily related to an increase in move-in concessions in our multifamily properties during the nine months ended September 30, 2003 as a result of a slowdown in the U.S. economy during the last year, a decrease in overall physical occupancy percentage within our retail division, and a decrease of $1.2 million in lease buyouts during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

         Operating Expenses -- Total operating expenses from continuing operations increased by $16.7 million, or 11.7%, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. Operating expenses related to properties that were acquired, developed, or re-developed during the first half of 2002 and 2003 increased $11.5 million during the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which the Company maintains a continuing interest of $3.1 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The remaining increase is primarily attributable to an increase of $0.6 million in real estate taxes, $1.3 million in repairs and maintenance expenses, $3.2 million in depreciation expense at our existing properties and an increase of $3.3 million in general corporate overhead expenses.

         Same-property operating expenses (including depreciation and amortization) increased by $4.0 million, or 3.4%, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The increase is primarily associated with increases of $1.4 million in repairs and maintenance expenses, $0.7 million in real estate taxes, and $2.8 million in depreciation expense, offset by a decrease of $0.7 million of amortization expense.

         Other Income and Expense -- Interest expense increased by $2.9 million, or 6.0%, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The increase in interest expense is primarily attributable to an increase in the percentage of total fixed rate debt to total debt outstanding at September 30, 2003 as compared to September 30, 2002. At September 30, 2003, the Company's fixed rate debt represented 88.1% of the total outstanding debt as compared to 80.6% at September 30, 2002. The Company has taken advantage of the current low interest rate environment by replacing a portion of its floating rate debt with long-term unsecured fixed rate financing, which will allow the Company to take advantage of future investment opportunities as the economy begins to recover.

         Additionally, gains (losses) on sales of property from continuing operations decreased $26.5 million during the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002, as a result of the Company selling 11 operating properties and certain parcels of land during the nine months ended September 30, 2002 for proceeds of approximately $118.9 million, as compared to selling three operating properties and certain parcels of land during the nine months ended September 30, 2003 for proceeds of approximately $43.1million. See Liquidity and Capital Resources for further discussion.

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

         On April 30, 2003, we issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. The depositary shares may be called by us on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds of the offering were approximately $120.7 million and were used to redeem our $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (Series A preferred stock) on May 7, 2003. Upon redemption of the Series A preferred shares, we deducted the original issuance costs of Series A preferred shares of $4.5 million from net income available to common shareholders, in accordance with the SEC's clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock".

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

         The majority of our revenue is derived from tenants under existing leases our our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest - multifamily, office and retail properties - provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

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

         Our current development pipeline is comprised of two new developments and three redevelopments, including one mixed-use project and four retail properties. The aggregate cost of these projects (including costs incurred in prior years on these projects ) is expected to be approximately $126.4 million. As of September 30, 2003, we have funded approximately $48.8 million on these projects and we intend to fund the remaining $77.6 million through draws on our unsecured line of credit.

         We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During the third quarter of 2003, we incurred approximately $2.8 million related to tenant improvements and leasing commissions, and approximately $4.8 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

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

         Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies - Standard & Poor's (BBB-), Moody's (Baa3) and Fitch (BBB-). If we experienced a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund investment activities, and the interest rate we are paying under our existing credit facility would increase.

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

         Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2002, we sold eight multifamily properties, two office properties, one retail property and partial interests in two retail properties and generated proceeds of approximately $138.6 million. During the first quarter of 2003, we sold one multifamily property and one retail property and generated proceeds of approximately $30.9 million. During the second quarter of 2003, we sold certain outparcels adjacent one of our properties, which generated proceeds of approximately $2.1 million. During the third quarter of 2003, we sold one office property and certain outparcels adjacent to our propeties, which generated proceeds of approximately $9.4 million. Proceeds of $39.8 million from these sales transactions during 2003 were used to repay a portion of the borrowings under our unsecured line of credit and the remaining $2.6 million will be used to support our future investment activities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

         As of September 30, 2003, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based our unsecured debt ratings. Based on our current debt ratings, the spread was 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility has an outstanding balance of $42.3 million at September 30, 2003. The floating weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 1.78% at September 30, 2003, which has been swapped to a fixed rate of 2.11% plus the spread.

         At September 30, 2003, our total outstanding debt balance was $1.16 billion. The outstanding balance includes fixed-rate debt of $1.02 billion, or 88.1% of the total debt balance, and floating-rate debt of $144.5 million, or 11.9% of the total debt balance. Our total market capitalization as of September 30, 2003 was $2.7 billion and our ratio of debt to market capitalization was 42.1%. We have certain loan agreements of that contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2003, we were in compliance with these covenants.

Financial Instruments: Derivatives and Hedging

         Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at September 30, 2003. The notional value at September 30, 2003 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.


                                                                                            Fair Value
                                                            Interest                  At September 30, 2003
          Product Type                Notional Value          Rate        Maturity        (in thousands)
--------------------------------- ----------------------- ------------- ------------- -----------------------
Interest Rate SWAP, Cash Flow     $30.2 - $27.7 million         5.932%       1/01/06  $           (2,553)
Interest Rate SWAP, Cash Flow         $50.0 million             2.113%       1/02/04                (140)
Interest Rate CAP, Cash Flow          $21.1 million             6.850%       6/29/04                   -
Interest Rate CAP, Cash Flow          $17.9 million             6.850%       7/06/04                   -
Interest Rate CAP, Cash Flow          $30.4 million            11.200%       6/30/06                   8
Interest Rate CAP, Cash Flow          $17.1 million             4.840%        4/1/04                   -
Interest Rate CAP, Cash Flow          $27.0 million             4.840%        4/1/04                   -
Interest Rate CAP, Cash Flow           $8.7 million             4.840%        4/1/04                   -


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

         During April 2003, we terminated our $50.0 million reverse interest rate swap agreement on our medium-term notes and received $2.3 million, which will be amortized over the remaining life of the original swap agreement. Additionally, we terminated two of our $50.0 million interest rate swap agreements, with an interest rate of 1.615% and 1.637%, on our unsecured line of credit, as a result of the unsecured line of credit being reduced to a level below the $150.0 million hedged. At September 30, 2003, our outstanding balance on our unsecured line of credit was $42.3 million.

Other Arrangements

         During April 2003, we entered into an agreement with an unrelated third party in connection with the third party's development of a $19.4 million multi-family property in Charlotte, North Carolina. We have agreed to loan approximately $3.3 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in April 2005. At September 30, 2003, we had funded approximately $0.2 million to the unrelated third party. We have a right of first refusal to purchase the property should the third party elect to sell.

Inflation

         Leases at our multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. Leases at the retail properties typically provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize our exposure to the adverse effects of inflation.

         An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At September 30, 2003, our exposure to rising interest rates was mitigated by the existing debt level of 42.1% of our total market capitalization, the high percentage of fixed rate debt (87.5%), and the use of interest rate swaps to effectively fix the interest rate on $50.0 million through January 2004, and approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds From Operations

         Funds From Operations ("FFO") is useful to investors as a measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Prior to January 1, 2003, we had also included marketing fees on sales transactions within FFO, in which we used internal employees to complete the asset sales. Effective January 1, 2003 we conformed our FFO definition to adhere to the NAREIT white paper definition. As a result, we are no longer including marketing fees on sales transactions and we are no longer excluding straight-line rents to arrive at FFO. The Company believes that FFO is useful to investors because it provides an additional inidcator of the Company's financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance.

         The following information is provied to reconcile net income available to common shareholders, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated.


                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                 -------------------------  -------------------------
 (in thousands, except per share and unit data)                      2003        2002           2003         2002
                                                                 -------------------------  -------------------------

 Net income available to common shareholders                         $ 6,810     $ 12,104       $ 22,726    $ 46,781
 Adjustments (consolidated):
         Minority interest in CRLP                                     2,729        5,769          9,875      23,512
         Real estate depreciation                                     19,597       18,214         58,784      53,049
         Real estate amortization                                      1,035        1,192          3,178       3,441
         Consolidated gains from sales of property                    (4,492)      (6,684)       (16,426)    (38,796)
         Gains from sale of undepreciated property                     3,836          741          5,991         969
         Marketing fees (prior to 2003)                                    -            -              -       1,658
         Straight-line rents (prior to 2003)                               -         (588)             -      (1,369)

 Adjustments (unconsolidated subsidiaries):
         Real estate depreciation                                        963          622          2,845       1,818
         Real estate amortization                                         14            6             69          17
         Gains from sales of property                                      -            -             (3)          -
         Gains from sale of undepreciated property                         -            -              -           -
         Straight-line rents (prior to 2003)                               -           (1)             -         (23)

                                                                 -------------------------  -------------------------
 Funds from operations                                              $ 30,492     $ 31,375       $ 87,039    $ 91,057
                                                                 =========================  =========================

 Funds from operations per share and unit - basic                     $ 0.84       $ 0.94         $ 2.49      $ 2.76
                                                                 -------------------------  -------------------------
 Funds from operations per share and unit - diluted                   $ 0.83       $ 0.93         $ 2.47      $ 2.73
                                                                 -------------------------  -------------------------

 Weighted average common shares outstanding - basic                   26,002       22,517         24,527      21,983
 Weighted average partnership units outstanding - basic (1)           10,420       10,909         10,471      11,060
                                                                 -------------------------  -------------------------
 Weighted average shares and units outstanding - basic                36,422       33,426         34,998      33,043
 Effect of diluted securities                                            273          283            222         269
                                                                 -------------------------  -------------------------
 Weighted average shares and units outstanding - diluted              36,695       33,709         35,220      33,312
                                                                 -------------------------  -------------------------


(1) Represents the weighted average of outstanding units of minority interest in Colonial Realty Limited Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         As of September 30, 2003, we had approximately $144.5 million of outstanding floating rate mortgages. We also had approximately $42.3 million outstanding under floating rate credit facilities that has been swapped to a fixed rate through the use of a hedging agreement. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2003, in relation to our $1.2 billion of outstanding total debt, our $2.1 billion of total assets and $2.7 billion total market capitalization as of that date.

         If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.4 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.4 million. This assumes that the amount outstanding under our variable rate debt remains approximately $144.5 million, the balance as of September 30, 2003. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $59.0 million. If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $59.0 million. This assumes our total outstanding debt remains at $1.2 billion, the balance as of September 30, 2003.

         As of September 30, 2003, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).



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


(b) During the period covered by this report the Company filed the following reports on Form 8-K:


     Date of Event             Item Reported/Financial Statements Filed

     July 29, 2003               Item 9.  Regulation FD Disclosure
   August 14, 2003               Item 12. Results of Operations and
                                          Financial Condition


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             COLONIAL PROPERTIES TRUST


Date:  November 13, 2003               /s/  Howard B. Nelson, Jr.
                                            -----------------------------
                                            Howard B. Nelson, Jr.
                                            Chief Financial Officer
                                           (Duly Authorized Officer
                                            and Principal Financial Officer)


Date:  November 13, 2003               /s/  Kenneth E. Howell
                                            -----------------------------
                                            Kenneth E. Howell
                                            Senior Vice President and
                                            Chief Accounting Officer
                                           (Principal Accounting Officer)