Form 10-K
period 2003-12-31
COLONIAL PROPERTIES TRUST
filed 2004-03-15
CIK 909111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 OR

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
of a share of 8 1/8 Series D Cumulative Redeemable
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

     YES  ☑     NO  ☐

     The aggregate market value of the 24,520,014 Common Shares of Beneficial Interest held by non-affiliates of the Registrant was approximately $862,859,293 based on the closing price on the New York Stock Exchange for such Common Shares of Beneficial Interest on June 30, 2003.

     Number of the Registrant’s Common Shares of Beneficial Interest outstanding as of February 27, 2004: 26,741,403.

     Documents Incorporated by Reference

     Portions of the proxy statement for the annual shareholders meeting to be held in 2004 are incorporated by reference into Items 10, 11, 12 and 13 of Part III.

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

     We are a self-administered equity real estate investment trust (a “REIT”) that is an owner, developer and operator of multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. Our activities include ownership and operation of a diversified portfolio of 112 wholly and partially-owned properties as of December 31, 2003, consisting of multifamily, office and retail properties located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia.

     As of December 31, 2003, we owned 42 multifamily apartment communities containing a total of 15,224 apartment units (the “multifamily properties”), 25 office properties containing a total of approximately 5.5 million square feet of office space (the “office properties”), 45 retail properties containing a total of approximately 15.3 million square feet of retail space (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of December 31, 2003, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 92.9%, 89.7% and 89.6% leased, respectively.

     We are the direct general partner of, and hold approximately 71.8% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”). We conduct all of our business through CRLP, Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for the properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management, construction, and development services for properties owned by third parties.

     Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700. We were formed in Maryland on July 9, 1993. We were reorganized as an Alabama real estate investment trust in 1995.

Acquisitions and Developments

     The following table summarizes our acquisitions and developments that were completed in 2003. For the purposes of the following table and throughout this Form 10-K, the size of a multifamily property is measured by the number of units and the size of an office property or retail property is measured in square feet.

			Total
		Total	Cost
	Location	Units/Sq. Feet	(in thousands)
Acquisitions:
Multifamily Properties
Colonial Grand at Metrowest	Orlando, FL	311	$26,000
Colonial Village at Quarry Oaks	Austin, TX	533	33,350

		844	59,350

Office Properties
Colonial Center Research Place	Huntsville, AL	272,558	18,912

Total Acquisitions			$78,262

Completed Developments:
Office Properties
Colonial Center at TownPark 200	Orlando, FL	155,000	$18,623

Retail Properties

Colonial TownPark — Lake Mary	Orlando, FL	143,000	19,247

Total Developments			$37,870

Total Acquisitions and Developments			$116,132

Acquisitions:

     During 2003, we acquired two multifamily properties and one office property as described below.

     Multifamily Properties

     Colonial Grand at Metrowest – During December 2003, we acquired Colonial Grand at Metrowest, a 311 unit apartment community located in the prestigious Metrowest master planned development in the southwest submarket of Orlando, Florida. The total purchase price was $26.0 million and was funded through advances on our unsecured line of credit. The property was originally built in 1997 and was 94.0% leased upon acquisition.

     Colonial Village at Quarry Oaks – During December 2003, we acquired Colonial Village at Quarry Oaks, a 533 unit apartment community located in the northwest area of Austin, Texas, known as the Round Rock submarket. The total purchase price was $33.4 million and was funded through advances on our unsecured line of credit. The property was originally built in 1996 and was 91.0% leased upon acquisition.

     Office Property

     Colonial Center Research Place – During December 2003, we acquired Colonial Center Research Place, a 272,558 square foot office building located within the Research Place office complex in Huntsville, Alabama. Colonial Center Research Place was constructed in 1979, renovated in 1984 and 1998, and was 100% occupied upon acquisition. Included in the purchase, we acquired approximately 30 acres of undeveloped land that could be used for future development. The property is located adjacent to our existing development Colonial Center at Research Park. The total purchase price was $18.9 million and was funded through advances on our unsecured line of credit.

Completed Development

     Office Property

     Colonial Center TownPark 200—During the fourth quarter of 2003, we completed the development of Colonial Center TownPark 200, a 155,000 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. The building includes the most advanced technology systems available in the market, including high-speed internet access and fiber optic network infrastructure. Project development costs, including land acquisitions totaled $18.6 million, and were funded through advances on our unsecured line of credit. Additional costs of $4.5 million are expected to be spent in future periods on tenant and building improvements as the remaining space is leased, bringing the total expected cost of the project to $23.1 million.

Retail Property

     Colonial TownPark – Lake Mary—During the fourth quarter of 2003, we completed the development of the retail portion of Colonial TownPark – Lake Mary, a 143,000 square foot shopping center located in Orlando, Florida, within the Colonial TownPark mixed-use development. The shopping center is anchored by AmStar Theatre and will include approximately 94,000 square feet of upscale specialty shops and restaurants. Project development costs, including land acquisitions costs, totaled $19.2 million and were funded through our unsecured line of credit. Additional costs of $9.0 million are expected to be spent in future periods on tenant and building improvements as the remaining space is leased, bringing the total expected cost of the project to $28.2 million.

Continuing Development Activity

     The following table summarizes our properties that are under construction, including undeveloped land, at December 31, 2003:

				Costs
	Total		Estimated	Capitalized
	Units/	Estimated	Total Costs	To Date
	Square Feet	Completion	(in thousands)	(in thousands)
Multifamily Projects:
Colonial Grand at Mallard Creek	252	2005	$19,417	$4,189
Colonial Village Twin Lakes	460	2005	35,000	10,992
Retail Projects:
Colonial Promenade Trussville Phase II	59,000	2004	8,400	6,809
Colonial Shoppes Clay (redevelopment)	66,000	2004	4,300	3,560
Colonial Mall Myrtle Beach (redevelopment)	530,000	2004	28,600	5,303
Colonial University Village (redevelopment)	555,000	2005	19,100	10,742
Mixed Use Projects Infrastructure:
Colonial TownPark — Lake Mary			33,168	21,788
Colonial TownPark — Sarasota			6,410	5,142
Colonial Center at Mansell			8,330	7,921
Other Projects and Undeveloped Land				37,816

				$114,262

Continuing Multifamily Development Activity

     Colonial Grand at Mallard Creek—During the fourth quarter of 2003, we began the development of Colonial Grand at Mallard Creek, a 252-unit multifamily community located in Charlotte, North Carolina. The new apartments will include numerous luxuries, including high-speed internet access, a fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs, are expected to be $19.4 million and will be funded through our unsecured line of credit. The development is expected to be completed in the first quarter of 2005.

     Colonial Village at Twin Lakes—During the fourth quarter of 2003, we began the development of Colonial Village at Twin Lakes, a 460-unit multifamily community located in Orlando, Florida. The new apartments will include numerous luxuries, including high-speed internet access, a fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs, are expected to be $35.0 million and will be funded through our unsecured line of credit. The development is expected to be completed during the fourth quarter of 2005.

Continuing Retail Development and Redevelopment Activity

     Colonial Promenade Trussville II—During the fourth quarter of 2002, we began the development of Colonial Promenade Trussville II, a 59,000 square foot addition to Colonial Promenade Trussville, a community shopping center located in Birmingham, Alabama. The center will be anchored by a Sam’s and Kohl’s. Project development costs, including land acquisitions costs, are expected to total $8.4 million and will be funded through our unsecured line of credit. We expect to complete the project in the second quarter of 2004.

     Colonial Shoppes Clay – During 2003, we began the redevelopment of Colonial Shoppes Clay, a 66,000 square foot community shopping center located in Birmingham, Alabama. The center will be anchored by a Publix Super Market. Project redevelopment costs are expected to total $4.3 million and will be funded through our unsecured line of credit. We expect to complete the project in the first quarter of 2004.

     Colonial Mall Myrtle Beach – During 2003, we began the redevelopment of Colonial Mall Myrtle Beach, a 530,000 square foot regional mall located in Myrtle Beach, South Carolina. The redeveloped mall will include a new Bass Pro Shops Outdoor World, an expanded American Eagle, and many more specialty shops. Project redevelopment costs are expected to total $28.6 million and will be funded through our unsecured line of credit. We expect to complete the project in the third quarter of 2004.

     Colonial University Village – During 2003, we began the redevelopment of Colonial University Village, a 555,000 square foot regional mall located in Auburn, Alabama. The redeveloped mall will be anchored by J.C. Penney, Dillard’s, Sears and Belk’s Department Store. The redevelopment will also add an additional 41,000 square feet of specialty shops and restaurants to the existing mall. Project redevelopment costs are expected to total $19.1 million and will be funded through our unsecured line of credit. We expect to complete the project in the fourth quarter of 2004.

Dispositions

     During 2003, we disposed of one multifamily property representing 176 units, one office property representing 29,000 square feet, and one retail property representing 152,667 square feet. The multifamily, office and retail properties were sold for a total sales price of $33.9 million, which was used to repay a portion of the borrowings under our unsecured line of credit. The following table is a summary of our disposition activity in 2003:

				Gain on Sales of
			Sales Price	Property
Property	Location	Units/Square Feet	(in thousands)	(in thousands)
Multifamily
Colonial Grand at Citrus Park	Tampa, FL	176	$13,800	$3,025
Office
2100 International Park	Birmingham, AL	29,000	3,033	567
Retail
Colonial Promenade Bardmoor	St. Petersburg, FL	152,667	17,100	6,533

Total			$33,933	$10,125

Recent Developments

     Joint Venture— During December 2003, the Company and entities affiliated with Dreyfuss Real Estate Advisors (DRA) entered into a partnership agreement, in which we maintain a 10% interest in and manage three multifamily assets located in Birmingham, Alabama. The three assets are Colony Woods, The Meadows of Brook Highland and Madison at Shoal Run, which contain a total of 1,090 units. We purchased our 10% equity interest for a purchase price of $2.3 million, assumed $4.2 million of mortgaged debt, and the investment in the partnership is maintained on the cost basis of accounting.

Financing Activity

     We funded our acquisition, development and re-development activities primarily through proceeds received from the disposition of assets and advances on our bank line of credit.

     On April 4, 2003, our operating partnership, CRLP, completed a $125.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2013, bear a coupon rate of 6.15%, and were priced to yield an effective rate of 6.18% over the ten year term. We used the net proceeds of the offering to repay a portion of the outstanding balance on our unsecured line of credit.

     On April 30, 2003, we issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. The depositary shares may be redeemed by us on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds of the offering were approximately $120.7 million and were used to redeem our $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (Series A preferred shares) on May 7, 2003. Upon redemption of the Series A preferred shares, we deducted the original issuance costs of the Series A preferred shares of $4.5 million from net income available to common shareholders, in accordance with the SEC’s clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

     On June 2, 2003, we issued $75.2 million or 2,110,000 of our common shares at $35.65 per share in a public offering, in which Merrill Lynch & Co. acted as underwriter. The net proceeds from the offering, after deducting offering expenses were $72.5 million. We used the net proceeds to repay a portion of the outstanding balance on our unsecured line of credit.

          Over the last few years, we have maintained our asset recycling program, which we believe allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. As noted above, during 2003, we sold one multifamily property representing 176 units, one office property representing 29,000 square feet, and one retail property representing 152,667 square feet. The multifamily, office and retail properties were sold for a total sales price of $33.9 million, which was used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive. Additionally, throughout 2003, we sold various parcels of land located adjacent to our existing properties for an aggregate sales price of $24.0 million, which was also used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we record individual property sales as discontinued operations, unless we maintain a continuing involvement with the properties that have been sold. During 2003, all of the operating properties sold were classified as discontinued operations and the sales of the parcels of land were classified within continuing operations.

Business Strategy

     Our business objective is to generate stable and increasing cash flow and portfolio value for our shareholders through a strategy of:

•	realizing growth in income from our existing portfolio of properties;

•	developing, expanding, and selectively acquiring additional multifamily, office and retail properties in growth markets located in the Sunbelt region of the United States, where we have first-hand knowledge of growth patterns and local economic conditions and believe we have a competitive advantage due to our size and access to lower-cost capital;

•	recycling capital by selectively disposing of assets that have reached their maximum investment potential and reinvesting the proceeds into opportunities with more growth potential;

•	managing our own properties, which enables us to better control operating expenses and establish long-term relationships with our office and retail tenants;

•	maintaining our third-party property management business, which increases cash flow and establishes additional relationships with potential tenants; and

•	employing a comprehensive capital maintenance program to maintain properties in first-class condition.

     Our business strategy and the implementation of that strategy is determined by our Board of Trustees and may be changed from time to time.

Financing Strategy

     We seek to maintain a well-balanced, conservative and flexible capital structure by:

•	maintaining conservative debt service and fixed charge coverage ratios in order to sustain our investment grade status;

•	extending and sequencing the maturity dates of our debt;

•	borrowing primarily at fixed rates; and

•	generally pursuing long-term debt financings and refinancings on an unsecured basis

     We believe that these strategies have enabled and should continue to enable us to access the debt and equity capital markets to fund debt refinancings and the acquisition and development of additional properties.

     As of December 31, 2003, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had an outstanding balance of $205.9 million at December 31, 2003. The floating weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 2.16% at December 31, 2003.

     At December 31, 2003, our total consolidated outstanding debt balance was $1.3 billion. The outstanding balance includes fixed-rate debt of $1.0 billion, or 76.9% of the total debt balance, and floating-rate debt of $292.6 million, or 23.1% of the total debt balance. Our total market capitalization (which we define as the sum of our outstanding indebtedness, the total liquidation preference of all our preferred shares and the total market value of our common shares and units of partnership interest of CRLP, based on the closing price of our common shares as of December 31, 2003) as of December 31, 2003 was $3.0 billion and our ratio of debt to market capitalization was 42.3%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2003, we were in compliance with these covenants.

     We may modify our borrowing policy and may increase or decrease our ratio of debt to total market capitalization in the future. To the extent that our Board of Trustees determines to seek additional capital, we may raise such capital through additional equity offerings, debt financings, asset dispositions or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986 requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

     We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at December 31, 2003. The notional value at December 31, 2003 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
		Interest		At December 31, 2003
Product Type	Notional Value	Rate	Maturity	(in thousands)
Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(2,126)
Interest Rate SWAP, Cash Flow	$50.0 million	2.113%	1/02/04	(1)
Interest Rate CAP, Cash Flow	$21.1 million	6.850%	6/29/04	—
Interest Rate CAP, Cash Flow	$17.9 million	6.850%	7/06/04	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	6
Interest Rate CAP, Cash Flow	$17.1 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$27.0 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$8.7 million	4.840%	4/1/04	—

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

Property Management

     We are experienced in the management and leasing of multifamily, office and retail properties and believe that the management and leasing of our own portfolio has helped maintain consistent income growth and has resulted in reduced operating expenses from the properties. The third-party management, leasing and brokerage businesses conducted through CPSI have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relationships with tenants who may require additional office or retail space and to identify potential acquisitions.

Operational Structure

     We manage our business with three separate and distinct operating divisions: multifamily, office and retail. We have centralized functions that are common to each division, including accounting, information technology and administrative services. Decisions regarding acquisitions, developments and dispositions are also centralized. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows us to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides us with unique synergies allowing us to take advantage of a variety of investment opportunities. In addition, the third-party management, leasing and brokerage businesses have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relations with tenants that may require additional retail or office space and to identify potential acquisitions. See note 7 – Segment Information in our Notes to Consolidated Financial Statements contained in this Form 10-K for information on our three segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations and minority interest, and total divisional assets to total assets for the years ended December 31, 2003, 2002 and 2001. Information regarding our segments contained in such note 7 – Segment Information in our Notes to Consolidated Financial Statements is incorporated by reference herein. Additional information with respect to each of the operating divisions is set forth below:

     Multifamily Division. Our multifamily division is responsible for all aspects of multifamily operations, including day-to-day management and leasing of the 42 multifamily properties, as well as the provision of third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest.

     Office Division. Our office division is responsible for all aspects of our commercial office operations, including the provision of management and leasing services for the 25 office properties, as well as the provision of third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.

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

Environmental Matters

     We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition which we believe would have a material adverse effect on our financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties have not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us. See “Risk Factors—Risks Associated with Our Operations— We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability” for a further discussion.

Insurance

     We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, that generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate level of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at a reasonable cost in the future.

Employees

     As of December 31, 2003, CRLP employed approximately 950 persons, including on-site property employees who provide services for the properties that we own and/or manage.

Tax Status

     We are considered a corporation for federal income tax purposes. We qualify as a REIT and generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may be subject to certain state and local taxes on our income and property even though we qualify as a REIT. Generally, distributions to shareholders are partially taxable as ordinary income and long-term capital gains, and partially non-taxable as return of capital. During 2003, our distributions had the following characteristics:

Distribution	Ordinary	Return of
Per Share	Income	Capital	Capital Gain
$2.66	58.34%	33.85%	7.81%

     In addition, our financial statements include the operations of a taxable REIT subsidiary, CPSI, that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for third-party owned properties and administrative services to us. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We recognized tax expense of $0.1 million in 2003 related to the taxable income of CPSI.

Available Information

     Our website address is www.colonialprop.com and provides access in the “Investor Relations” section, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, our corporate governance guidelines, governance committee charter, audit committee charter, executive compensation committee charter, our code of ethics for our trustees, officers and employees, and our code of ethical conduct for our chief executive officer and senior financial officers are available on our website as well. If you are not able to access our website, the information is available in print form to any shareholder who should request the information directly from us.

Executive Officers of the Company

     The following is a biographical summary of our executive officers:

     Thomas H. Lowder, 54, has been a trustee since 1993. He has served as our chairman of the board, president and chief executive officer since July 1993. Mr. Lowder became president of Colonial Properties, Inc., our predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for Colonial Properties Trust. Mr. Lowder’s most recent board appointment was his election to the National Association of Real Estate Investment Trust’s (“NAREIT”) Board in June 1999. He presently serves on the board of directors of Community Foundation of Greater Birmingham, United Way of Central Alabama, Children’s Hospital, Birmingham Southern College, and Crippled Children’s Foundation. Mr. Lowder is a member of the executive committee of the board of trustees. Mr. Lowder is the brother of James K. Lowder, one of our trustees.

     C. Reynolds Thompson, III, 41, has been our Chief Operating Officer since September 1999, responsible for the multifamily, office, retail and mixed-use divisions. Mr. Thompson oversees the management, acquisition, leasing and development of properties within its three operating divisions and development in the mixed-use division. Prior to his appointment as Chief Operating Officer, Mr. Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions from May 1998 to September 1999. Prior to his position as Chief Investment Officer, Mr. Thompson served as Executive Vice President—Office Division, with responsibility for management of all office properties owned and/or managed by us, from May 1997 to May 1998. Mr. Thompson joined us in February 1997 as Senior Vice President—Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining us, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. His seventeen-year real estate background includes acquisitions, development, leasing, and management of office properties in the South. Mr. Thompson is a member of the Executive Committee of the Metropolitan Development Board, an active member of the National Association of Industrial and Office Parks (“NAIOP”), and he serves on the Board of Trustees for the Alabama Real Estate Research and Education Center. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

     John P. Rigrish, 55, has been our Chief Administrative Officer since 1998, and is responsible for the supervision of Accounting Operations, Information Technology, Human Resources and Employee Services. Prior to joining the Company, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor of Science degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee. As a result of the retirement of Howard B. Nelson, Jr. as our Chief Financial Officer on March 1, 2004, Mr. Rigrish has assumed duties as our acting Chief Financial Officer.

     Paul F. Earle, 45, has been our Executive Vice-President-Multifamily Division since May 1997, and is responsible for management of all multifamily properties we own and/or manage. He joined us in 1991 and has served as Vice President – Acquisitions, as well as Senior Vice President – Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also served as President of the Board of Directors of Big Brother/Big Sisters and is a board member of the National Multifamily Housing Council. Before joining us, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

     Robert A. “Bo” Jackson, 49, has been our Executive Vice President-Office Division since December 1997, and is responsible for management of all office properties we own and manage. Prior to joining us, Mr. Jackson worked for Beacon Properties as a Vice President responsible for leasing performance, new office development and acquisitions throughout the Southeast. In these capacities, he has been involved in a significant amount of Atlanta urban and suburban office development. Mr. Jackson has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and NAIOP. Mr. Jackson is active member of NAIOP and an active member of the Urban Land Institute. He is also a member of the Board of Directors of the Greater North Fulton Chamber of Commerce. Mr. Jackson holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

     Charles E. Light, 43, has been our Executive Vice President — Retail Division since February 2004 with primary responsibility for all aspects of our retail properties we own and manage, including leasing, acquisitions, development and operations. He joined us in July 2003 and served as Senior Vice President – Retail Leasing until February 2004. Mr. Light has 18 years of retail leasing experience with such companies as Faison Associates, Jacobs Group, Homart Development and LaSalle Partners. Prior to joining us, Mr. Light was Managing Director of Retail with Faison & Associates. Mr. Light’s 18 year career includes leasing assignments with the Jacobs Company, Homart and La Salle Partners which extended from coast to coast. Mr. Light holds a Bachelor of Science degree from the University of Nebraska as well as a Master of Business Administration from Southern Methodist University.

     Charles A. McGehee, 57, has been our Executive Vice President — Mixed-Use Development Division since September 1999 and is responsible for our development of properties with mixed-use product types. Mr. McGehee also oversees land acquisitions and dispositions. From September 1993 to September 1999 Mr. McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for us. From January 1990 to September 1993 Mr. McGehee was Senior Vice President – Office Division. He joined us in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed. Mr. McGehee has served as president and as a board member of NAIOP and is a member of the Board of Directors of the Birmingham Area Board of Realtors. Mr. McGehee is currently on the board of trustees for the Birmingham Chamber of Commerce. He holds a Bachelor of Science Degree from Auburn University.

     Kenneth E. Howell, 54, has been our Senior Vice President-Chief Accounting Officer since August 1998 and is responsible for the supervision of accounting for all of the properties we own and/or manage. Mr. Howell joined us in 1981, and served as Controller for us from 1986 through 1998. From 1981 to 1986 he held the position of Assistant Controller of the Colonial Company, parent company of the then private Colonial Properties, Inc. He serves on the Auburn University School of Accountancy Advisory Board. Mr. Howell holds a Bachelor of Science Degree in Accounting and a minor in Finance from Auburn University.

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

     During the last few years, we have seen a dramatic slowdown in the U.S. economy, and the general business climate has been negatively impacted. The Sunbelt region has similarly experienced a slowdown in its economy. The industry slowdowns, higher unemployment rates, reduced demand for apartment homes and declines in household formations resulting from the economic slowdown, particularly in the Sunbelt region in which we operate, have adversely impacted, and may continue to impact, our results of operations through decreased revenues.

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

     We are subject to significant regulation that inhibits our activities, which could adversely affect our results of operations through increased costs or inability to pursue business opportunities.

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

     While our properties are diversified in three different segments, all of our properties are located in the Sunbelt region of the United States. In particular, we derived an aggregate of approximately 49.7% of our net operating income in 2003 from properties located in or near three key cities: (a) Birmingham, Alabama, which accounted for 20.2% of our 2003 net operating income; (b) Orlando, Florida, which accounted for 20.0% of our 2003 net operating income; and (c) Huntsville/Decatur, Alabama, which accounted for 9.5% of our 2003 net operating income. If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, Orlando and Huntsville/Decatur, experiences a slowdown in the economy or a natural disaster, our results of operations may be negatively affected through decreased revenues or increased costs. Also, our financial condition may be negatively affected through the damage or loss of assets.

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

     On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama. During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present. One of those areas involves drycleaner solvent; the others involve petroleum contamination. The Alabama Department of Environmental Management (“ADEM”) is overseeing the investigation and cleanup of the drycleaner contamination. Under the terms of the purchase and sale agreement, the former owner of the property purchased a $10 million environmental insurance policy (including paying the $275,000 up front deductible) and established an escrow account totaling $1,000,000 to cover any costs associated with investigation and remediation of the contaminated areas not covered by the insurance policy. Under the agreement the seller will be performing all required remediation of the drycleaner contamination until a “no further action” status is obtained from ADEM. In addition, two locations, which contained petroleum contamination, have now received a “no further action” status from ADEM.

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

     We will continue to acquire multifamily, office or retail properties only if they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. As a result, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition, negatively affecting our operating results.

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

Any one or more of these risks may cause us to incur unexpected costs in connection with our development strategy, which would negatively affect our results of operations.

Risks Associated with Our Indebtedness and Financing

     We have substantial indebtedness and our cash flow may not be sufficient to make required payments on our indebtedness.

     We rely heavily on debt financing for our business. As of December 31, 2003, we had total debt of approximately $1.35 billion, consisting of $1.27 billion of consolidated debt and $78.6 million representing our pro rata share of joint venture debt. Due to our high level of debt our cash flow may be insufficient to meet required payments of principal and interest. If a property were mortgaged to secure payment of indebtedness and we were unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.

     In addition, if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt.

     We may be unable to repay our existing indebtedness as it matures, which could adversely affect our financial condition and results of operations.

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

     As of December 31, 2003, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $1.35 billion (as described above), which represented approximately 43.8% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred shares and the total market value of our common shares and units of partnership interest of our operating partnership, based on the closing price of our common shares as of December 31, 2003. Our leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our results of operation and financial condition.

     Due to the significant amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

     As of December 31, 2003, we had approximately $323.4 million of variable rate debt outstanding, consisting of $292.6 million of our consolidated debt and $30.8 million representing our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, it is not possible for us to only have fixed rate debt. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.

     We have entered into debt agreements with covenants that restrict our operating activities, which could adversely affect our results of operations, and violation of these restrictive covenants could adversely affect our financial condition through debt defaults or acceleration.

     Our credit facility contains numerous customary restrictions, requirements and other limitations on our ability to incur debt, including:

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

     Each series of the senior notes is a new issue of securities with no established trading market. We do not intend to apply for listing of any series of notes on any national securities exchange. The underwriters in an offering of senior notes may advise us that they intend to make a market in the notes, but they are not obligated to do so and may discontinue market making at any time without notice. We can give no assurance as to the liquidity of or any trading market for any series of our notes.

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

     The Lowder family and their affiliates hold interests in companies that have performed construction, management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and us that are not realized by other holders of interests in us. In addition, Thomas and James Lowder, as our trustees, may be in a position to influence us to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

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

     The sales of a substantial number of common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. We may currently issue up to 10,361,034 common shares upon redemption of currently outstanding units. No prediction can be made about the effect that future sales of common shares will have on the market price of our common shares.

     A failure to meet the market’s expectations with regard to our earnings and cash distributions could adversely affect the market price of our common shares.

     We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common shares. In addition, we are subject to the risk that our cash flow will be insufficient to meet the required payments on our preferred shares and CRLP’s preferred units. Our failure to meet the market’s expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our shares.

Risks Associated with Income Tax Laws

     We intend to qualify as a REIT, but we cannot guarantee that we will qualify as a REIT, which failure to qualify as a REIT would adversely affect our results of operations.

     We believe that we have qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1993. If we qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute to our shareholders. We plan to continue to meet the requirements for taxation as a REIT, but we may not qualify. Many of the REIT requirements are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We generally are prohibited from owning more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, subject to certain exceptions, including an exception with respect to corporations electing to be “taxable REIT subsidiaries,” and we are also required to distribute to shareholders at least 90% of our REIT taxable income, excluding capital gains. The fact that we hold most of our assets through CRLP and the fact of our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicate the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

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

     The reduction of the tax rate on certain dividends from non-REIT C corporations may adversely affect us and our shareholders.

     The maximum tax rate on certain corporate dividends received by individuals through December 31, 2008 has been reduced from 38.6% to 15%. This change has reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareholder levels) that had generally applied to non-REIT corporations but not to REITs. REIT dividends are not eligible for the new, lower income tax rates, except in certain circumstances where the dividends are attributable to income that has been subject to corporate-level tax. This legislation could cause individual investors to view stock in non-REIT corporations as more attractive than shares in REITs, which may negatively affect the value of our common shares. We cannot predict what effect, if any, the reduction in the tax rate on certain non-REIT dividends may have on the value of our shares, either in terms of price or relative to other potential investments.

     To the extent that we or any taxable REIT subsidiary is required to pay federal, state or local taxes, we will have less cash available for distribution to shareholders.

     Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% federal tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. Although we occasionally undertake sales of assets that become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions. There can be no assurance, however, that the IRS would not contend otherwise. In addition, we may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. CPSI and other corporate subsidiaries have elected to be treated as “taxable REIT subsidiaries” for federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation and is limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on some payments that we receive if the economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. To the extent that we or any taxable REIT subsidiary is required to pay federal, state or local taxes, we will have less cash available for distribution to shareholders.

Item 2. Properties.

General

     As of December 31, 2003, our real estate portfolio consisted of 112 properties consisting of whole or partial ownership interests, located in nine states in the Sunbelt region of the United States. We maintain non-controlling partial interests of 10% to 50% in 18 of the 112 operating properties. The 112 properties we owned at December 31, 2003 consisted of the following:

Summary of Properties

				Total 2003	Percent of
		Units/		Property	Total 2003		Percentage
	Number of	GRA/		Revenue (2)	Property		Occupancy at
Type of Property	Properties	NRA (1)		(in thousands)	Revenue (2)		Dec. 31, 2003 (3)
Multifamily	42	15,224	(4)	$98,949	28.4%		92.9%
Office	25	5,463,830	(5)	93,508	26.8%		89.7%
Retail	45	15,342,472	(6)	156,805	44.8%		89.6%

Total	112			$349,262 (7)	100.0	%(7)

(1)	Units (in this table only) refers to multifamily units, GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants and NRA refers to net rentable area of office space. Information is presented as of December 31, 2003.

(2)	Property revenues for each of our three divisions constitutes our segment data (see Note 7 – Segment Information to the audited financial statements contained herein) and includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method, and our share of the properties disposed of in 2003.

(3)	Percentage Occupancy of space owned by us excludes the units/square feet of development or expansion phases of one office property and one retail property that had not achieved stabilized occupancy as of December 31, 2003.

(4)	Amount includes 2,833 units at 10 multifamily properties, in which we maintain a 15.0% ownership interest.

(5)	Amount includes 29,988 square feet at one office property, in which we maintain a 33.33% ownership interest.

(6)	Amount includes 1,277,235 square feet at three retail properties, in which we maintain a 10.0% — 50.0% ownership interest.

(7)	Amount includes $16,242 of our proportionate share of revenue from unconsolidated properties and $3,357 of revenue from properties classified as discontinued operations during 2003. In order to arrive at consolidated property revenues of $329,663, in accordance with GAAP, these amounts must be removed from the total property revenue. Management believes including our proportionate share of revenue from unconsolidated properties and revenues from discontinued operations provide investors with a more complete description of our gross revenues. Refer to Note 7 – Segment Information to the audited financial statements contained herein.

Multifamily Properties

     The 42 multifamily properties, contain a total of 15,224 garden-style apartments and range in size from 125 to 1,080 units. Eighteen multifamily properties (containing a total of 6,812 units) are located in Alabama, 12 multifamily properties (containing a total of 4,913 apartment units) are located in Florida, six multifamily properties (containing a total of 1,382 units) are located in Georgia, two multifamily properties (containing a total of 498 units) are located in Mississippi, two multifamily properties (containing a total of 764 units) are located in South Carolina, and two multifamily properties (containing 855 units) are located in Texas. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the multifamily properties are managed by us.

     The following table sets forth certain additional information relating to the multifamily properties as of and for the year ended December 31, 2003.

Multifamily Properties

						Average	Total Multifamily	Percent of Total
		Year	Number	Approximate		Rental	Property	2003 Multifamily
Multifamily		Completed	of	Rentable Area	Percent	Rate	Revenue for	Property
Property (1)	Location	(2)	Units (3)	(Square Feet)	Occupied	Per Unit	2003	Revenue (4)
Alabama:
CV at Cahaba Heights (7)	Birmingham	1992	125	131,230	96.8%	$765	$160,924	0.2%
CG at Edgewater	Huntsville	1990	500	541,650	91.6%	711	4,054,664	4.1%
CG at Galleria	Birmingham	1986/96	1,080	1,195,186	93.7%	684	8,012,703	8.1%
CG at Galleria Woods	Birmingham	1994	244	260,720	97.1%	703	1,977,623	2.0%
CG at Liberty Park	Birmingham	2000	300	338,684	93.3%	952	3,079,287	3.1%
CG at Madison	Huntsville	2000	336	354,592	95.2%	776	3,016,939	3.0%
CG at Promenade	Montgomery	2000	384	424,372	95.1%	824	3,591,442	3.6%
CG at Riverchase	Birmingham	1984/91	468	745,840	93.6%	790	3,983,970	4.0%
CV at Ashford Place	Mobile	1983	168	139,128	93.5%	545	911,703	0.9%
CV at Huntleigh Woods	Mobile	1978	233	199,052	93.0%	517	1,234,074	1.2%
CV at Inverness	Birmingham	1986/87/90	586	551,597	96.5%	617	4,098,422	4.1%
CV at Research Park	Huntsville	1987/94	736	809,343	93.1%	593	5,262,794	5.3%
CV at Trussville	Birmingham	1996/97	376	410,340	95.5%	746	3,197,130	3.2%
CV at Hillwood (7)	Montgomery	1984	160	150,912	94.4%	610	165,560	0.2%
CV at Inverness Lakes I (7)	Mobile	1983	186	176,460	87.1%	581	172,602	0.2%
CG at Inverness Lakes II (7)	Mobile	1996	312	329,926	81.4%	695	345,294	0.3%
CG at Mountain Brook (7)	Birmingham	1987/91	392	392,700	89.1%	701	465,235	0.5%
CV at Rocky Ridge (7)	Birmingham	1984	226	258,900	94.2%	675	248,107	0.3%

Subtotal — Alabama			6,812	7,410,632	94.0%	695	43,978,473	44.4%

Florida:
CG at Citrus Park (8)	Tampa	1999					440,189	0.4%
CG at Cypress Crossing	Orlando	1999	250	314,596	93.9%	1,026	2,575,233	2.6%
CG at Gainesville	Gainesville	1989/93/94	560	488,624	94.3%	801	3,992,374	4.0%
CG at Heather Glen	Orlando	2000	448	524,074	94.8%	943	4,247,545	4.3%
CG at Heathrow	Orlando	1997	312	370,028	93.9%	1,016	3,055,057	3.1%
CG at Hunter’s Creek	Orlando	1997	496	624,464	94.9%	955	4,743,351	4.8%
CG at Lakewood Ranch	Sarasota	1999	288	301,656	95.5%	945	3,011,872	3.0%
CG at Metrowest	Orlando	1997	311	313,500	94.0%	850	6,492 (6)	0.0%
CG at TownPark	Orlando	2002	456	584,664	93.7%	1,057	4,671,249	4.7%
CV at TownPark	Sarasota	2002	272	316,370	92.8%	993	2,392,144	2.4%
CV at Lake Mary	Orlando	1991/95	504	431,396	93.0%	764	3,894,417	3.9%
CG at Ponte Vedra (7)	Jacksonville	1988	240	211,640	94.4%	814	328,041	0.3%
CG at River Hills (7)	Tampa	1991/97	776	690,312	91.1%	679	829,685	0.8%

Subtotal — Florida			4,913	5,171,324	94.0%	876	34,187,649	34.6%

Georgia:
CG at Barrington Club(7)	Macon	1996	176	191,940	87.5%	746	192,166	0.2%
CG at Wesleyan	Macon	1997	328	382,946	87.8%	737	2,313,905	2.3%
CV at Timothy Woods	Athens	1996	204	211,444	91.7%	802	1,817,713	1.8%
CV at Vernon Marsh	Savannah	1986/87	178	151,226	93.8%	669	1,241,116	1.3%
CV at Walton Way	Augusta	1984	256	254,264	91.8%	644	1,912,083	1.9%
CV at Stockbridge (7)	Stockbridge	1993/94	240	253,200	98.0%	787	265,811	0.3%

Subtotal — Georgia			1,382	1,445,020	91.0%	730	7,742,794	7.8%

Mississippi:
CG at The Reservoir	Jackson	2000	170	195,605	98.8%	862	1,766,364	1.8%
CV at Natchez Trace	Jackson	1995/97	328	342,800	92.4%	728	2,797,742	2.8%

Subtotal — Mississippi			498	538,405	94.6%	774	4,564,106	4.6%

South Carolina:
CV at Ashley Plantation	Bluffton	1998/2000	414	425,095	76.9%	811	3,088,380	3.1%
CV at Caledon Wood	Greenville	1995/96	350	348,305	90.6%	712	2,390,003	2.4%

Subtotal — South Carolina			764	773,400	83.2%	766	5,478,383	5.5%

Texas:
CV at Haverhill	San Antonio	1997	322	326,914	88.8%	941	2,988,155	3.0%
CV at Quarry Oaks	Austin	1996	533	459,800	91.0%	793	9,873 (6)	0.0%

Subtotal — Texas			855	786,714	90.2%	860	2,998,027	3.0%

TOTAL			15,224	16,125,495	92.9%	$794 (5)	$98,949,432	100.0%

(footnotes on next page)

(1)	All multifamily properties are 100% owned by us with the exception of the properties noted in (7) below. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Year initially completed and, where applicable, year(s) in which additional phases were completed at the property.

(3)	Units (in this table only) refers to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2003.

(4)	Percent of Total Multifamily 2003 Property Revenue represents each property’s proportionate share of revenue from our 42 multifamily properties, including the partially owned properties. Property revenue for the multifamily division constitutes our segment data (see Note 7 – Segment Information to the audited financial statements contained herein).

(5)	Represents weighted average rental rate per unit of the 42 multifamily properties at December 31, 2003.

(6)	Represents revenues from the date of our acquisition of this property in 2003 through December 31, 2003.

(7)	These properties were sold by us during 1999 or 2000 to a joint venture formed by the Company and an unrelated party. We hold a 15% non-controlling interest in these joint ventures.

(8)	This property was sold during 2003.

     The following table sets forth the total number of units, percent leased and average base rental rate per unit as of the end of each of the last five years for the multifamily properties:

			Average Base
	Number	Percent	Rental Rate
Year-End	of Units (1)	Leased (2)	Per Unit
December 31, 2003	15,224	92.9%	$794
December 31, 2002	14,556	88.1%	$785
December 31, 2001	16,256	92.8%	$752
December 31, 2000	17,189	94.0%	$707
December 31, 1999	16,415	93.9%	$688

(1)	Units (in this table only) refers to multifamily units owned at year end, which includes 2,833 units partially owned by the Company at December 31, 2003.

(2)	Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period.

Office Properties

     The 25 office properties contain a total of approximately 5.5 million net rentable square feet. Fifteen of the office properties are located in Alabama (representing 51.5% of the office portfolio’s net rentable square feet), six are located in Florida, and four are located in Atlanta, Georgia. The office properties range in size from approximately 26,000 square feet to 678,000 square feet. All of the office properties are managed by us.

     The following table sets forth certain additional information relating to the office properties as of and for the year ended December 31, 2003.

Office Properties

						Average Base	Total Office	Percent of
		Year	Net Rentable		Total	Rent Per	Property	Total 2003
		Completed	Area	Percent	Annualized	Leased	Revenue for	Office Property
Office Property (1)	Location	(2)	Square Feet	Leased	Base Rent	Square Foot	2003 (3)	Revenue (4)
ALABAMA:
250 Commerce St	Montgomery	1904/81	37,447	100.0%	$453,540	$14.08	$503,588	0.5%
AmSouth Center	Huntsville	1990	154,521	91.4%	2,645,305	19.47	3,453,023	3.7%
Colonial Center Colonnade	Birmingham	1989/99	421,434	99.1%	9,091,457	17.89	9,019,428	9.6%
Colonial Center Lakeside	Huntsville	1989/90	121,513	100.0%	1,852,300	15.24	1,924,554	2.1%
Colonial Center Research Park	Huntsville	1999	133,482	89.0%	1,941,077	16.35	2,001,774	2.1%
Colonial Center Research Place	Huntsville	1979/84/88	272,558	100.0%	3,581,075	13.14	143,353 (6)	0.2%
Colonial Plaza	Birmingham	1999	170,850	99.7%	3,287,631	21.71	3,708,679	4.0%
Emmett R. Johnson Building	Birmingham	1982/95	165,144	86.2%	2,477,153	22.85	2,752,007	2.9%
Independence Plaza	Birmingham	1979	105,963	99.4%	1,882,059	22.93	1,951,392	2.1%
International Park (5)	Birmingham	1987/89/99	210,733	97.9%	3,731,111	24.07	4,341,965	4.6%
Interstate Park	Montgomery	1982-85/89	226,438	84.6%	2,946,110	15.08	3,030,160	3.3%
Land Title Bldg.	Birmingham	1975	29,988	100.0%	404,250	14.55	164,685	0.2%
Perimeter Corporate Park	Huntsville	1986/89	232,000	93.3%	3,317,903	15.41	3,543,387	3.8%
Progress Center	Huntsville	1983-91	229,369	99.1%	2,428,040	11.01	2,625,530	2.8%
Riverchase Center	Birmingham	1984-88	304,096	81.4%	2,295,037	11.54	3,325,972	3.6%

Subtotal-Alabama			2,815,536	93.9%	42,334,048	17.26	42,489,497	45.4%

FLORIDA:
901 Maitland Center	Orlando	1985	155,669	95.4%	2,736,944	19.82	3,244,858	3.5%
Colonial Center 100 at Town Park	Orlando	2001	153,569	100.0%	3,150,648	20.65	3,349,897	3.6%
Colonial Center 200 at Town Park	Orlando	2003	154,661	(7)	2,059,173	(7)	434,221 (6)	0.5%
Colonial Center 600 at Town Park	Orlando	2002	199,585	100.0%	3,800,841	19.04	3,986,033	4.3%
Colonial Center Heathrow	Orlando	1988/96/00	804,350	81.4%	13,801,730	21.11	18,770,084	20.1%
Concourse Center	Tampa	1981/85	291,873	91.4%	3,305,254	13.56	4,952,991	5.3%

Subtotal-Florida			1,759,707	88.7%	28,854,590	19.04	34,738,083	37.2%

GEORGIA:
Colonial Center at Mansell Overlook	Atlanta	1987/96/97/00	678,443	73.9%	10,183,642	20.46	12,099,726	12.9%
Colonial Center at Mansell Overlook 500	Atlanta	2001	163,810	92.9%	3,223,932	35.82	3,189,679	3.4%
Shoppes at Mansell	Atlanta	1996/97	20,868	87.5%	409,299	22.41	530,305	0.6%
Village at Roswell Summit	Atlanta	1988	25,510	84.6%	306,171	14.18	460,322	0.5%

Subtotal-Georgia			888,631	78.1%	14,123,044	22.50	16,280,031	17.4%

TOTAL			5,463,874	89.7%	$85,311,682	$18.56	$93,507,611	100.0%

(1)	All office properties are 100% owned by us with the exception of Land Title Building, which is 33.33% owned by us.

(2)	Year initially completed and, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Total 2003 Office Property Revenue is our share (based on its percentage ownership of the property) of Total Office Property Revenue, unless otherwise noted.

(4)	Percent of Total Office 2003 Property Revenue represents each property’s proportionate share of revenue from our 25 office properties, including partially owned properties. Property revenue for the office division constitutes our segment data (see Note 7 – Segment Information to the audited financial statements contained herein).

(5)	The 2100 International Park building, a 29,000 square foot building, within this property complex was sold during 2003 for a total sales price of $3.0 million.

(6)	Represents revenues from the date of our acquisition or completion of development of this property in 2003 through December 31, 2003.

(7)	This property is currently in lease-up and is not included in the Percent Leased and Average Base Rent per Leased Square foot property totals.

     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2003, for the office properties (including all lease expirations for partially-owned properties).

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)(2)	Expiring Leases (1)
2004	101	491,032	8,397,548	9.8%
2005	145	1,107,872	16,573,000	19.4%
2006	129	792,570	13,835,704	16.2%
2007	110	850,395	15,911,906	18.7%
2008	67	531,688	9,508,215	11.1%
2009	49	383,995	4,844,309	5.7%
2010	19	208,814	5,191,794	6.1%
2011	9	170,143	1,680,178	2.0%
2012	8	301,835	6,069,739	7.1%
2013	5	78,770	1,290,491	1.5%
Thereafter	4	110,603	2,008,798	2.4%

	646	5,027,717	$85,311,682	100.0%

(1)	Excludes approximately 436,000 square feet of space not leased as of December 31, 2003.

(2)	Annualized base rent is calculated using base rents as of December 31, 2003.

     The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the office properties:

			Average Base
	Rentable Area	Total	Rent Per Leased
Year-end	(Square Feet) (2)	Percent Leased	Square Foot (1)
December 31, 2003	5,464,000	89.7%	$18.56
December 31, 2002	5,185,000	91.0%	$18.24
December 31, 2001	3,518,000	92.1%	$18.02
December 31, 2000	3,244,000	94.6%	$16.43
December 31, 1999	3,138,000	93.3%	$15.29

(1)	Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.

(2)	Rentable square feet includes 29,988 square feet that is partially owned by us at December 31, 2003.

Retail Properties

     The 45 retail properties contain a total of approximately 15.3 million square feet (including space owned by anchor tenants). Nineteen of the retail properties are located in Alabama, ten are located in Florida, six are located in Georgia, six are located in North Carolina, one is located in South Carolina, one is located in Tennessee, one is located in Texas, and one is located in Virginia. The retail properties consist of 17 enclosed regional malls and 28 community shopping centers. All of the retail properties are managed by us.

     The following table sets forth certain information relating to the retail properties as of and for the year ended December 31, 2003.

Retail Properties

			Gross
			Retail
		Year	Area		Number
		Completed	(Square		Of	Percent
Retail Property (1)	Location	(2)	Feet) (3)		Stores	Leased (3)
Alabama:
Brookwood Village Center	Birmingham	1973/91	88,158		7	93.0%
Colonial Brookwood Village	Birmingham	1973/91	361,916		62	91.0%
Colonial Brookwood Village			231,953	(6)
Colonial Mall Bel Air	Mobile	1966/90/97	1,000,114		112	97.3%
Colonial Mall Bel Air			333,990	(6)
Colonial Mall Decatur	Decatur	1979/89	495,092		51	87.3%
Colonial Mall Decatur			80,866	(6)
Colonial Mall Gadsden	Gadsden	1974/91	516,985		61	96.5%
Colonial Promenade Hoover	Birmingham	2002	164,831		34	98.1%
Colonial Promenade Hoover			215,766	(6)
Colonial Promenade Madison	Madison	2000	110,712		14	100.0%
Colonial Promenade Montgomery	Montgomery	1990/97	165,144		23	95.2%
Colonial Promenade Montgomery			44,000	(6)
Colonial Promenade Montgomery North	Montgomery	1990/97	108,082		8	95.9%
Colonial Promenade Montgomery North			101,830	(6)
Colonial Promenade Trussville	Birmingham	2000	388,302		21	100.0%
Colonial Promenade Tutwiler Farm	Birmingham	2000	514,120		17	100.0%
Colonial Shoppes Bellwood	Montgomery	1988	88,482		14	89.6%
Colonial Shoppes Clay	Birmingham	1982	21,462		10	63.3%
Colonial Shoppes Inverness	Birmingham	1984	28,243		5	49.2%
Colonial Shoppes McGehee	Montgomery	1986	98,354		14	86.7%
Colonial University Village	Auburn	1973/84/89	363,626		51	95.1%
Olde Town	Montgomery	1978/90	38,814		7	52.2%
Parkway Place	Huntsville	1975	280,075		82	79.8%
Parkway Place			348,200	(6)
Shops at Colonnade	Birmingham	1989	126,622		27	50.0%

Subtotal-Alabama			6,315,739		620	92.7%

Florida:
Colonial Promenade Bardmoor Village (9)	St. Petersburg	1981
Colonial Promenade Bear Lake	Orlando	1990	131,552		22	92.5%
Colonial Promenade Burnt Store	Punta Gorda	1990	198,802		22	44.8%
Colonial Promenade Hunter’s Creek	Orlando	1993/95	222,136		26	50.6%
Colonial Promenade Lakewood	Jacksonville	1995	195,104		51	93.6%
Colonial Promenade Northdale	Tampa	1988	175,917		23	95.2%
Colonial Promenade Northdale			55,000	(6)
Colonial Promenade TownPark	Orlando	2003	146,523		(8)	(8)
Colonial Promenade University Park (10)	Orlando	1986/89	215,590		10	81.8%
Colonial Promenade Wekiva	Orlando	1990	208,568		29	97.8%
Colonial Promenade Winter Haven	Orlando	1986	197,472		23	93.2%
Orlando Fashion Square	Orlando	1973/89/93	721,617		116	92.3%
Orlando Fashion Square			361,432	(6)

Subtotal-Florida			2,829,713		314	84.0%

Georgia:
Britt David	Columbus	1990	109,630		9	68.7%
Colonial Mall Glynn Place	Brunswick	1986	281,989		53	60.2%
Colonial Mall Glynn Place			225,558	(6)
Colonial Mall Lakeshore	Gainesville	1984/97	518,290		51	92.4%
Colonial Mall Macon	Macon	1975/88/97	764,218		146	94.4%
Colonial Mall Macon			682,160	(6)
Colonial Mall Valdosta	Valdosta	1982/85	325,076		52	94.6%
Colonial Mall Valdosta			73,723	(6)
Colonial Promenade Beechwood	Athens	1963/92	339,095		37	74.0%

Subtotal-Georgia			3,319,739		348	85.7%

North Carolina:
Colonial Mall Burlington	Burlington	1969/86/94	415,038		41	96.0%
Colonial Mall Greenville	Greenville	1965/89/99	404,640		55	93.4%
Colonial Mall Greenville			46,051	(6)
Colonial Mayberry Mall	Mount Airy	1968/86	149,016		19	97.5%
Colonial Mayberry Mall			57,843	(6)
Colonial Shoppes Quaker	Greensboro	1968/88/97	102,426		25	86.4%
Colonial Shoppes Stanly	Locust	1987/96	47,070		8	100.0%
Colonial Shoppes Yadkinville	Yadkinville	1971/97	90,917		12	100.0%

Subtotal-North Carolina			1,313,001		160	95.0%

South Carolina:
Colonial Mall Myrtle Beach	Myrtle Beach	1986	503,698		64	96.4%

Subtotal-South Carolina			503,698		64	96.4%

Tennessee:
Rivermont Shopping Center	Chattanooga	1986/97	73,539		10	96.8%

Subtotal-Tennessee			73,539		10	96.8%

Texas
Colonial Mall Temple	Temple	1981/96	446,284		59	87.9%
Colonial Mall Temple			108,977	(6)

Subtotal-Texas			555,261		59	87.9%

Virginia:
Colonial Mall Staunton	Staunton	1969/86/97	431,782		45	81.3%

Subtotal-Virginia			431,782		45	81.3%

Total			15,342,472		1,620	89.6%

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Average
		Base
		Rent Per	Total Retail	Percent of
	Total	Leased	Property	Total 2003
	Annualized	Square	Revenue for	Retail Property
Retail Property (1)	Base Rent	Foot (4)	2003	Revenue (5)
Alabama:
Brookwood Village Center	$830,746	$13.27	$1,025,366	0.7%
Colonial Brookwood Village	5,875,963	26.93	8,852,720	5.6%
Colonial Brookwood Village Colonial Mall Bel Air	10,142,118	24.80	14,879,603	9.5%
Colonial Mall Bel Air Colonial Mall Decatur	3,508,015	19.03	5,204,956	3.3%
Colonial Mall Decatur Colonial Mall Gadsden	3,996,284	19.59	6,633,191	4.2%
Colonial Promenade Hoover	2,080,008	17.80	358,650	0.2%
Colonial Promenade Hoover Colonial Promenade Madison	1,175,397	13.78	351,685	0.2%
Colonial Promenade Montgomery	1,556,781	14.31	2,324,649	1.5%
Colonial Promenade Montgomery Colonial Promenade Montgomery North	1,015,306	15.79	1,155,460	0.7%
Colonial Promenade Montgomery North Colonial Promenade Trussville	3,252,414	13.78	4,058,924	2.6%
Colonial Promenade Tutwiler Farm	2,597,023	14.98	3,567,728	2.3%
Colonial Shoppes Bellwood	661,540	12.44	802,791	0.5%
Colonial Shoppes Clay	133,233	10.16	137,987	0.1%
Colonial Shoppes Inverness	146,384	14.18	287,622	0.2%
Colonial Shoppes McGehee	714,297	11.99	819,102	0.5%
Colonial University Village	2,369,522	19.59	4,636,729	3.0%
Olde Town	156,237	5.84	235,875	0.2%
Parkway Place	4,187,264	22.34	3,897,588	2.5%
Parkway Place Shops at Colonnade	901,362	14.74	1,362,420	0.9%

Subtotal-Alabama	45,299,894	19.28	60,593,045	38.6%

Florida:
Colonial Promenade Bardmoor Village (9)			245,931	0.2%
Colonial Promenade Bear Lake	1,213,123	14.68	1,532,652	1.0%
Colonial Promenade Burnt Store	819,678	14.71	1,146,877	0.7%
Colonial Promenade Hunter’s Creek	1,319,700	17.45	2,362,896	1.5%
Colonial Promenade Lakewood	1,828,045	13.65	2,594,630	1.7%
Colonial Promenade Northdale	1,586,500	14.61	2,315,662	1.5%
Colonial Promenade Northdale Colonial Promenade TownPark	1,619,937	25.08	476,084 (7)	0.3%
Colonial Promenade University Park (10)	1,379,829	13.99	2,369,963	1.5%
Colonial Promenade Wekiva	1,987,546	13.48	2,689,638	1.7%
Colonial Promenade Winter Haven	1,383,495	10.83	1,815,129	1.2%
Orlando Fashion Square	9,124,553	34.86	8,353,258	5.3%
Orlando Fashion Square
Subtotal-Florida	22,262,406	22.07	25,902,720	16.5%

Georgia:
Britt David	562,004	13.14	670,384	0.4%
Colonial Mall Glynn Place	2,124,293	13.94	3,986,105	2.5%
Colonial Mall Glynn Place Colonial Mall Lakeshore	2,755,516	20.02	4,633,724	3.0%
Colonial Mall Macon	10,609,534	25.61	18,639,749	11.9%
Colonial Mall Macon Colonial Mall Valdosta	3,185,822	20.84	5,991,088	3.8%
Colonial Mall Valdosta Colonial Promenade Beechwood	2,322,869	14.72	2,865,859	1.8%

Subtotal-Georgia	21,560,038	20.72	36,786,910	23.5%

North Carolina:
Colonial Mall Burlington	2,491,816	23.24	5,192,470	3.3%
Colonial Mall Greenville	3,176,191	20.66	5,729,105	3.7%
Colonial Mall Greenville Colonial Mayberry Mall	781,599	13.22	1,260,638	0.8%
Colonial Mayberry Mall Colonial Shoppes Quaker	1,014,182	15.20	1,443,062	0.9%
Colonial Shoppes Stanly	263,250	10.14	423,618	0.3%
Colonial Shoppes Yadkinville	687,096	7.91	863,625	0.6%

Subtotal-North Carolina	8,414,134	18.75	14,912,517	9.5%

South Carolina:
Colonial Mall Myrtle Beach	4,637,417	21.85	8,412,375	5.4%

Subtotal-South Carolina	4,637,417	21.85	8,412,375	5.4%

Tennessee:
Rivermont Shopping Center	414,792	7.41	470,721	0.3%

Subtotal-Tennessee	414,792	7.41	470,721	0.3%

Texas
Colonial Mall Temple	3,426,795	21.02	6,256,662	4.0%
Colonial Mall Temple
Subtotal-Texas	3,426,795	21.02	6,256,662	4.0%

Virginia:
Colonial Mall Staunton	1,844,428	12.11	3,469,700	2.2%

Subtotal-Virginia	1,844,428	12.11	3,469,700	2.2%

Total	$107,859,904	$19.84	$156,804,649	100.0%

(footnotes on next page)

(1)	All retail properties are 100% owned by us, with the exception of Orlando Fashion Square, Parkway Place, Colonial Promenade Madison, and Colonial Promenade Hoover, which are owned 50%, 45%, 25%, and 10%, respectively, by us at December 31, 2003.

(2)	Year initially completed and, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.

(3)	Total GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants, but Percent Leased excludes anchor owned space.

(4)	Includes specialty store space only.

(5)	Percent of Total Retail 2003 Property Revenue represents each property’s proportionate share of revenue from our 45 retail properties, including partially owned properties. Property revenue for the retail division constitutes our segment data (see Note 7 – Segment Information to the audited financial statements contained herein).

(6)	Represents space owned by anchor tenants.

(7)	Represents revenues from the date of our completion of development of the property in 2003 through December 31, 2003.

(8)	This property is currently under lease-up and is not included in the Percent Leased and Average Base Rent Per Leased Square Foot property total.

(9)	This property was sold during 2003.

(10)	This property was classified as discontinued operations at December 31, 2003.

     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2003, for the retail properties:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)(2)	Expiring Leases (1)
2004	358	1,835,466	17,346,863	16.1%
2005	272	845,398	12,412,257	11.5%
2006	236	1,366,696	14,172,406	13.1%
2007	205	1,257,603	12,189,255	11.3%
2008	133	929,010	8,488,708	7.9%
2009	76	704,965	5,560,683	5.2%
2010	86	741,266	8,264,554	7.7%
2011	96	570,352	8,176,031	7.6%
2012	63	836,016	8,265,427	7.7%
2013	53	376,500	4,219,826	3.9%
Thereafter	42	1,398,146	8,763,894	8.1%

	1,620	10,861,418	$107,859,904	100.0%

(1)	Excludes 1,514,000 square feet of space not leased as of December 31, 2003.

(2)	Annualized base rent is calculated using base rents as of December 31, 2003.

     The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the retail properties:

	Gross		Average
	Retail Area	Percent	Base Rent Per
Year-End	(Square Feet) (1)	Leased	Leased Square Foot (2)
December 31, 2003	15,343,000	89.6%	$19.84
December 31, 2002	15,475,000	89.2%	$18.36
December 31, 2001	14,951,000	89.6%	$18.03
December 31, 2000	15,184,000	90.2%	$17.38
December 31, 1999	13,947,000	89.9%	$16.66

(1)	Includes 2,202,633 square feet partially owned by us at December 31, 2003.

(2)	Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

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

Property Markets

     The table below sets forth certain information with respect to the geographic concentration of the properties as of December 31, 2003.

Geographic Concentration of Properties

					Total 2003
	Units	NRA	GRA	Total 2003	Unconsolidated
State	(Multifamily) (1)	(Office)(3)	(Retail) (2)	Property Revenue (4)	Property Revenue
Alabama	6,812	2,815,578	6,315,739	$147,061,015	$6,272,973
Florida	4,913	1,759,621	2,829,713	94,828,452	9,510,984
Georgia	1,382	888,631	3,319,739	60,809,735	457,977
Mississippi	498	—	—	4,564,106	—
North Carolina	—	—	1,313,001	14,912,517	—
South Carolina	764	—	503,698	13,890,757	—
Tennessee	—	—	73,539	470,721	—
Texas	855	—	555,261	9,254,689	—
Virginia	—	—	431,782	3,469,700	—

Total	15,224	5,463,830	15,342,472	$349,261,693	$16,241,934

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2003		Percent
	Discontinued	Total 2003	Of Total
	Operations	Consolidated	2003 Property
State	Property Revenue	Property Revenue	Revenue
Alabama	$300,443	$140,487,599	42.6%
Florida	3,056,082	82,261,386	25.0%
Georgia	—	60,351,758	18.3%
Mississippi	—	4,564,106	1.4%
North Carolina	—	14,912,517	4.5%
South Carolina	—	13,890,757	4.2%
Tennessee	—	470,721	0.1%
Texas	—	9,254,689	2.8%
Virginia	—	3,469,700	1.1%

Total	$3,356,525	$329,663,234	100.0%

(1)	Units (in this table only) refer to multifamily apartment units.

(2)	GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.

(3)	NRA refers to net rentable area of office space.

(4)	Includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method, and our share of revenue of the properties disposed in 2003. Refer to Note 7 – Segment Information to the audited financial statements contained herein.

     We believe that the demographic and economic trends and conditions in the markets where the properties are located indicate a potential for continued growth in property net operating income. The properties are located in a variety of distinct submarkets within Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham and Huntsville, Alabama, Orlando, Tampa and Sarasota, Florida, and Macon and Atlanta, Georgia, are our primary markets. We believe that our markets in these nine states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, office, and retail properties.

Mortgage Financing

     As of December 31, 2003, we had approximately $1.27 billion of secured and unsecured indebtedness outstanding with a weighted average interest rate of 5.88% and a weighted average maturity of 5.5 years. Of this amount, approximately $368.9 million was secured mortgage financing and $899.0 was unsecured debt. Our mortgaged indebtedness was secured by 21 of our consolidated properties and carried a weighted average interest rate of 5.5% and a weighted average maturity of 8.8 years. The following table sets forth our secured and unsecured indebtedness in more detail.

Mortgage Debt and Notes Payable

				Anticipated
				Annual Debt
			Principal	Service			Estimated
	Interest		Balance (as of	(1/1/04-	Maturity		Balance Due
Property (1)	Rate		12/31/03)	12/31/04)	Date (2)		on Maturity
Multifamily Properties:
CG at Edgewater	6.810%		$21,277,453	$1,614,842	01/01/11		$18,830,199
CG at Galleria	2.560%		22,400,000	469,944	06/15/26	(2)	22,400,000
CG at Galleria Woods	6.910%		9,247,494	771,348	07/01/09		8,459,760
CG at Hunters Creek	7.980%		18,999,000	1,516,120	06/30/10		18,999,000
CG at Hunters Creek	6.590%		10,826,534	996,376	06/30/10	(5)	4,373,743
CG at Madison	2.191%		16,953,030	768,868	08/01/11		4,132,410
CG at Natchez Trace	8.300%		6,648,111	611,203	09/01/35		47,813
CG at Natchez Trace	8.250%		3,971,334	371,184	02/01/37		29,071
CG at Promenade	6.810%		22,196,253	1,797,240	01/01/11		19,643,321
CG at Research Park	2.160%		12,775,000	272,384	06/15/26	(2)	12,775,000
CG at Reservoir	2.474%		8,378,768	457,171	04/01/12		7,192,133
CG at Riverchase	2.191%		19,972,192	1,118,194	07/01/11		6,240,833
CV at Ashley Plantation	7.980%		15,090,000	1,204,182	06/30/10		15,090,000
CV at Ashley Plantation	6.590%		9,064,768	1,021,195	06/30/10	(5)	4,339,741
CV at Gainesville	2.474%		25,978,354	1,366,152	04/01/12		22,243,422
CV at Inverness	2.206%		9,900,000	218,394	06/15/26	(2)	9,900,000
CV at Lake Mary	7.980%		14,100,000	1,125,180	06/30/10		14,100,000
CV at Lake Mary	6.590%		8,381,653	810,542	06/30/10	(5)	3,620,835
CV at Timothy Woods	7.490%		9,329,998	840,822	09/01/09		8,466,599
CV at Trussville	2.474%		16,449,352	805,488	04/01/12		14,074,930
CV at Vernon Marsh	2.096%		3,400,000	71,264	07/01/26	(2)	3,400,000
Office Properties:
Colonial Center at Mansell Overlook 100	8.250%		16,442,497	1,595,689	01/10/08		15,313,506
Heathrow Internation Business Center	7.390%		31,852,141	3,108,940	12/01/04		31,074,751
Heathrow Internation Business Center	7.840%		11,000,000	862,400	12/01/04		11,000,000
Retail Properties:
Colonial Promenade Montgomery	7.490%		12,016,448	1,085,360	09/01/06		10,876,590
Colonial Promenade UPP I	7.490%		11,785,215	1,063,212	08/27/09		10,694,650
Other debt:
Land Loan	2.980%		463,683	22,631	09/30/04		425,423
Line of Credit	2.160	% (3)	205,935,000	6,782,553	11/22/05	(4)	205,935,000
Unsecured Senior Notes	8.050%		65,000,000	5,232,500	07/15/06		65,000,000
Unsecured Senior Notes	7.000%		175,000,000	12,219,564	07/14/07		175,000,000
Unsecured Senior Notes	6.990%		100,000,000	6,876,250	08/15/12		100,000,000
Unsecured Senior Notes	6.150%		125,000,000	7,664,028	04/15/13		125,000,000
Medium Term Notes	3.817%		75,000,000	2,862,750	07/26/04		75,000,000
Medium Term Notes	6.960%		25,000,000	1,740,000	08/01/05		25,000,000
Medium Term Notes	6.980%		25,000,000	1,745,000	09/26/05		25,000,000
Medium Term Notes	8.190%		25,000,000	2,047,500	08/09/04		25,000,000
Medium Term Notes	8.820%		25,000,000	2,205,000	02/07/05		25,000,000
Medium Term Notes	8.800%		20,000,000	1,760,000	02/01/10		20,000,000
Medium Term Notes	8.800%		5,000,000	440,000	03/15/10		5,000,000
Medium Term Notes	8.050%		10,000,000	805,000	12/27/10		10,000,000
Medium Term Notes	8.080%		10,000,000	808,000	12/24/10		10,000,000
Medium Term Notes	7.460%		10,000,000	746,000	12/20/06		10,000,000
Unamortized Discount on Senior Notes			(1,968,930)				(1,968,930)

TOTAL CONSOLIDATED DEBT			$1,267,865,346	$79,900,470			$1,196,709,800

(footnotes on next page)

(1)	As noted in the table, certain properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the property. The stated maturity date for the loans is August 1, 2022.

(3)	This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread of 105 basis points. The facility also includes a competitive bid feature that allows us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2003, we had $115.0 million outstanding under the competitive bid feature.

(4)	This credit facility is renewable in November 2005 and provides for a one-year extension. As of December 31 2003, we maintained an interest rate swap agreement of $50.0 million on our line of credit, which fixed the rate on the floating line until January 2, 2004 at a rate of 2.113% plus a spread of 105 basis points.

(5)	Represents floating rate debt that has been swapped to a fixed rate of 6.59%.

     In addition, the properties in which we own partial interests (and which therefore are not consolidated in our financial statements) also are subject to existing mortgage indebtedness. Our pro-rata share of such indebtedness as of December 31, 2003 was as follows:

		Company’s Share
	Company’s	of Principal
	Percentage	Balance (as of	Interest	Maturity
Unconsolidated Entity	Ownership	12/31/03)	Rate	Date
Barrington, LLC	15.0%	$960,977	7.60%	10/01/09
Cahaba Heights, LLC	15.0%	801,806	7.60%	10/01/09
Mountain Brook, LLC	15.0%	2,397,458	7.60%	10/01/09
Ponte Vedra, LLC	15.0%	1,335,040	7.60%	10/01/09
River Hills, LLC	15.0%	3,799,676	7.60%	10/01/09
Stockbridge, LLC	15.0%	1,511,177	7.60%	10/01/09
Hillwood, LLC	15.0%	499,500	2.44%	12/15/30
Hillwood, LLC	15.0%	298,751	7.80%	10/01/20
Inverness Lakes I, LLC	15.0%	600,000	2.47%	12/15/30
Inverness Lakes I, LLC	15.0%	329,480	7.80%	07/01/20
Inverness Lakes II, LLC	15.0%	1,976,751	8.11%	05/01/10
Rocky Ridge, LLC	15.0%	900,000	2.69%	12/15/30
Rocky Ridge, LLC	15.0%	289,386	7.74%	10/01/16
Highway 150, LLC	10.0%	1,758,502	5.94%	01/11/13
Land Title Building	33.3%	507,607	8.10%	02/01/15
Orlando Fashion Square	50.0%	31,825,319	7.00%	12/28/05
Parkway Place	45.0%	28,786,597	2.37%	12/20/04

Total Unconsolidated Debt		$78,578,026	5.29%

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

     No matters were submitted to our shareholders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

     The Company’s common shares are traded on the New York Stock Exchange. The following sets forth the high and low sale prices for the common shares for each quarter in the two-year period ended December 31, 2003, as reported by the New York Stock Exchange Composite Tape, and the dividends paid by us with respect to each such period.

Calendar Period	High	Low	Distribution
2003:
First Quarter	$34.65	$30.69	$.665
Second Quarter	$36.00	$32.70	$.665
Third Quarter	$36.70	$33.20	$.665
Fourth Quarter	$40.45	$36.00	$.665
2002:
First Quarter	$34.97	$30.75	$.660
Second Quarter	$39.20	$34.30	$.660
Third Quarter	$38.95	$28.99	$.660
Fourth Quarter	$36.50	$31.50	$.660

     On February 27, 2004, the last reported sale price of the common shares on the New York Stock Exchange was $39.98. On February 27, 2004, we had approximately 1,900 shareholders of record.

Item 6. Selected Financial Data.

     The following table sets forth selected financial and operating information on a historical basis for the Company for each of the five years ended December 31, 2003.

(in thousands, except per share data)	2003	2002	2001	2000	1999
OPERATING DATA
Total revenue	$334,242	$323,107	$308,511	$293,928	$273,968
Expenses:
Depreciation and amortization	88,099	81,097	70,408	61,987	53,553
Other operating	124,113	112,712	100,767	94,657	92,498
Income from operations	122,030	129,298	137,336	137,284	127,917
Interest expense	66,666	64,086	69,787	70,246	56,502
Other income (expense), net	8,047	36,838	18,001	9,715	7,872
Income from continuing operations	44,209	67,456	54,507	48,138	53,333
Income from discontinued operations	8,056	5,921	1,102	1,452	2,443
Dividends to preferred shareholders	15,284	15,565	13,407	10,940	10,943
Distributions to preferred unitholders	8,873	8,873	8,873	8,873	7,588
Net income available to common shareholders	32,530	57,812	42,202	38,650	44,833
Per share - basic:
Income from continuing operations	$0.98	$2.34	$1.98	$1.75	$1.72
Income from discontinued operations	0.32	0.27	0.05	$0.07	$0.11

Net income per share - basic	$1.30	$2.61	$2.03	$1.82	$1.83

Per share - diluted:
Income from continuing operations	$0.97	$2.32	$1.97	$1.75	$1.72
Income from discontinued operations	0.32	0.26	0.05	$0.07	$0.11

Net income per share - diluted	$1.29	$2.58	$2.02	$1.82	$1.83

Dividends declared	$2.66	$2.64	$2.52	$2.40	$2.32

BALANCE SHEET DATA
Land, buildings and equipment, net	$1,970,699	$1,947,078	$1,756,260	$1,769,506	$1,586,333
Total assets	2,194,927	2,129,856	2,014,623	1,944,099	1,863,518
Total debt	1,267,865	1,262,193	1,191,791	1,179,095	1,039,863

OTHER DATA
Funds from operations (1) *	$123,050	$127,654	$121,508	$114,478	$113,872
Total market capitalization (2)	2,998,390	2,679,607	2,466,524	2,237,256	2,027,036
Cash flow provided by (used in) Operating activities	$137,803	$141,993	$136,559	$105,646	$132,052
Investing activities	(122,555)	(99,861)	(88,872)	(114,018)	(134,137)
Financing activities	(13,414)	(46,025)	(41,835)	8,009	2,143
Total properties (at end of year)	112	106	108	115	111

(1) Pursuant to the definition of Funds from Operations (FFO) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT), FFO is calculated by adjusting net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

The Company believes that FFO is useful to investors because it provides an additional indicator of the Company’s financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in the Company’s industry. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, or as an indicator of our ability to make cash distributions.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations for reconciliation to net income available to common shareholders.

(2) Total market capitalization is the market value of all outstanding Common Shares of the Company plus total debt. This amount was calculated assuming the conversion of 10,361,034, 10,788,341, 11,159,027, 11,225,726, and 10,997,794 units of minority interest in CRLP into the Company’s Common Shares for 2003, 2002, 2001, 2000, and 1999, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of the Company and notes thereto contained in this Form 10-K.

General

     We are a self-administered equity REIT that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. Our activities include full or partial ownership of a diversified portfolio of 112 properties as of December 31, 2003, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

     As a lessor, substantially all of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest – multifamily, office and retail – provides a more stable revenue flow in uncertain economic times. This is because our diversified property types generally do not have the same economic cycles and, while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

     The following table summarizes certain key operating performance measures for our properties as of and for the years ended December 31, 2003 and 2002:

	As of and for the
	Year ended December 31,
	2003	2002
Multifamily Properties
Physical Occupancy	92.9%	88.2%
Economic Occupancy (1)	79.8%	77.8%
Same-Property NOI Growth (2)	-3.9%	-6.8%
End of Month Scheduled Base Rent per Unit per Month	$794	$785
Capital Expenditures per Unit	$460	$523
Office Properties
Physical Occupancy	89.7%	91.0%
Same-Property NOI Growth (2)	-8.5%	-1.7%
Base Rent per Square Foot	$19.06	$19.82
Capital Expenditures per Square Foot	$2.47	$2.32
Retail Properties
Same-Property NOI Growth (2)	-0.2%	-0.5%
Regional Malls:
Physical Occupancy	91.5%	90.0%
Base Rent per Square Foot	$22.06	$22.21
Tenant Gross Sales per Square Foot	$270.23	$267.02
Shopping Centers:
Physical Occupancy	86.0%	89.0%
Base Rent per Square Foot	$14.38	$13.45
Tenant Gross Sales per Square Foot	$234.56	$232.64

1)	Economic Occupancy represents scheduled base rents, less vacancy loss and concessions, divided by scheduled base rents.

2)	NOI amounts are based on our segment data. See Item 8 – Notes to Consolidated Financial Statements – Note 7 — Segment Information.

     The recent economic downturn in the United States continues to negatively impact our operations. Our multifamily properties were impacted by a liberal supply of new apartments and a robust single-family housing market, driven by low interest rates and weak job growth. These factors drove down occupancy at our multifamily properties in 2002 and also caused base rents to decrease. As noted in the table above, multifamily occupancy and base rents began to increase in 2003, and we presently expect the trends will continue in 2004.

     Our office properties were negatively impacted by the absence of corporate hiring and a “buyers market” for office space in which increased tenant leverage put pressure on current rental rates. As a result, our office division’s base rent per square foot decreased from $19.82 in 2002 to $19.06 in 2003, or a -3.8% change. Additionally, for the year ended December 31, 2003, we had approximately 183,000 square feet of early lease terminations and received lease termination fees on a portion of the terminations of approximately $2.6 million from our office properties. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. Although there is no way of predicting future lease terminations, we currently anticipate they will be significantly lower in 2004. We presently believe the office division will remain challenged throughout 2004 and improved operating performance may be achieved in 2005.

     Our retail properties underperformed the broader market in 2003, in part due to a retailer bankruptcy and same-property redevelopments that were undertaken in 2003. As of December 31, 2003, we had three retail redevelopment projects in progress with total estimated costs of $52.0 million, encompassing approximately 1.2 million square feet. As with any development, future rental income will be affected by the timing of the completion of the redevelopment projects, and the ability to timely lease the space at market rental rates. We currently anticipate two of the redevelopments to be completed in 2004 and one in late 2005. Throughout the recent economic downturn, consumer confidence has remained strong. As a result, we currently expect our retail division to show improved operating performance in 2004.

Recent Developments

     Fluctuations in our results of operations from period to period are affected by acquisitions, dispositions, new developments placed in service and other business transactions resulting from our efforts to develop new properties, and expand existing properties. During 2003, we completed the following new property openings, acquisitions, dispositions and business transactions:

•	In December 2003, we acquired Colonial Grand at Metrowest, a 311 unit multifamily apartment community located in Orlando, Florida.

•	In December 2003, we acquired Colonial Village at Quarry Oaks, a 533 unit multifamily apartment community located in Austin, Texas.

•	In December 2003, we acquired Colonial Center Research Place, a 272,558 square foot office asset located in Huntsville, Alabama.

•	In November 2003, we completed the construction of the retail portion of Colonial TownPark – Lake Mary, a 146,523 square foot shopping center located in Orlando, Florida, within the Colonial TownPark mixed-use development, which integrates multifamily, office and retail products.

•	In September 2003, we disposed of 2100 International Park, a 29,000 square foot office asset located in Birmingham, Alabama.

•	In June 2003, we issued $75.2 million or 2,110,000 of our common shares at $35.65 per share in a public offering.

•	In May 2003, we redeemed $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company.

•	In May 2003, we completed the construction of Colonial Center 200 at TownPark, a 154,661 square foot Class A office asset located in Orlando, Florida, within our mixed-use development Colonial TownPark, which integrates multifamily, office and retail products.

•	In April 2003, through CRLP, we completed a $125.0 million public offering of senior notes at a rate of 6.15%.

•	In April 2003, we issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company.

•	In March 2003, we disposed of Colonial Promenade Bardmoor, a 152,667 square foot retail asset located in St. Petersburg, Florida.

•	In March 2003, we disposed of Colonial Grand at Citrus Park, a 176 unit multifamily apartment community located in Tampa, Florida.

•	Throughout 2003, we sold various parcels of land for an aggregate sales price of approximately $24.0 million.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

     Base rent for the year ended December 31, 2003 increased $10.8 million or 4.3% as compared with the year ended December 31, 2002. Base rent increased $16.8 million as a result of the acquisitions of 901 Maitland Center, Colonial Center at Colonnade and Colonial Center Heathrow in 2002, coupled with a full year of operations of Colonial Grand TownPark and Colonial Center 600 TownPark, which were completed developments in 2002. The increase was offset by multifamily properties sold in 2002, which are classified as continuing operations, due to us retaining the management of the multifamily properties sold. The 2002 multifamily property sales resulted in decreased base rent of $4.9 million in 2003 as compared to 2002. The remaining decrease is primarily a result of an increase in move-in concessions at our multifamily properties, which is a function of the declining employment growth and a robust single family housing market driven by lower interest rates.

     Percentage rent for the year ended December 31, 2003 increased $0.3 million or 9.8% as compared with the year ended December 31, 2002. The increase was primarily due to an increase in gross sales per square foot at our retail malls and the addition of new tenants at our retail malls that have recently completed redevelopment projects.

     Tenant recoveries for the year ended December 31, 2003 decreased $0.5 million or 1.2% as compared with the year ended December 31, 2002. The decrease was primarily due to a decrease in occupancy percentage as a result of early terminations at our office properties and the redevelopment of Colonial University Village in Auburn, Alabama during 2003. The decrease was partially offset by a full year of operations as a result of the acquisition of 901 Maitland Center, Colonial Center Colonnade, and Colonial Center Heathrow in 2002.

     Other property related revenue for the year ended December 31, 2003 increased $3.0 million or 16.5% as compared with the year ended December 31, 2002. Of the increase, $2.8 million is attributable to a full year of operations for the properties acquired and developed in 2002 and an increase in lease buy out income of $0.6 million primarily as a result of early lease terminations within our office division in 2003 as compared to 2002. The increase was partially offset by a decrease in other ancillary income at our multifamily and retail properties.

     Other non-property related revenue for the year ended December 31, 2003 decreased $2.7 million or 36.5% as compared with the year ended December 31, 2002. The decrease is primarily due to a decrease in the recognition of development and leasing fees from unrelated third parties, as a result of the completion of the associated developments in 2002. Additionally, in 2002 we recognized $0.3 million of interest income, as a result of the sale of Colonial Grand at Spring Creek in December 2001, in which the Company held a note receivable on a portion of the sales price of the property through May 2002.

     General operating expenses of our operating properties for the year ended December 31, 2003 increased $1.1 million or 5.0% as compared to the year ended December 31, 2002. General operating expenses of the properties acquired and developed during 2002 increased $1.6 million in 2003 as compared to 2002. The increase was offset by a decrease of $0.5 million, which is attributable to the multifamily properties sold in 2002 that are classified within continuing operations.

     Salaries and benefits of our operating properties for the year ended December 31, 2003 increased $1.3 million or 9.3% as compared to the year ended December 31, 2002. Of the increase, $0.6 million is related to a full year of the salaries and benefits expenses of the properties acquired and developed during 2002, offset by a decrease related to the multifamily properties sold in 2002. The remaining increase is a result of an increase in payroll costs as a result of general salary increases to cover cost of living increases.

     Repairs and maintenance of our operating properties for the year ended December 31, 2003 increased $2.3 million or 7.1% as compared to the year ended December 31, 2002. Of the increase, $1.7 million is a result of a full year of operations of the properties acquired and developed in 2002, offset by a decrease of $0.4 million related to the multifamily properties sold in 2002. The remaining increase is related to repairs that occurred on certain of our older multifamily and retail assets in 2003 as compared to 2002.

     Taxes, licenses and insurance for our operating properties for the year ended December 31, 2003 increased $2.7 million or 9.5% as compared to the year ended December 31, 2002. The properties acquired and developed in 2002 contributed $2.2 million of the increase, offset by a decrease of $0.5 million related to the multifamily properties sold in 2002. The remaining increase is a result of an increase in overall property taxes on a number of our operating properties.

     General and administrative corporate expenses for the year ended December 31, 2003 increased $4.0 million or 25.7% as compared to the year ended December 31, 2002. The increase is attributable to an increase in management salaries as a result of the Company’s continued growth, an increase in the expense recognized as a result of the issuance of restricted stock to executive management, an increase in professional fees in order to comply with the Sarbanes-Oxley Act, a reduction in the amount of direct salaries capitalized to development projects, and a charge of $1.1 million was recognized as a result of a retirement package granted to our chief financial officer in 2003.

     Depreciation and amortization expenses for the year ended December 31, 2003 increased $7.0 million or 8.6% as compared to the year ended December 31, 2002. $4.7 million of the increase is related to a full year of depreciation and amortization on the properties acquired and developed during 2002, offset by $1.2 million related to the multifamily properties sold in 2002. Additionally, the amortization of prepaid leasing commissions and tenant improvements on our existing properties increased approximately $4.5 million as a result of an increase in leasing activity in late 2002 and 2003.

     Interest expense for the year ended December 31, 2003 increased $2.6 million, or 4.0%, to $66.7 million as compared to the year ended December 31, 2002. The increase reflects the issuance of $125 million of senior notes by CRLP at 6.15% during April 2003 and a full year of interest on the debt assumed with the acquisition of Colonial Center Heathrow in 2002. Additionally, the increase is offset by a decrease in the LIBOR rate in 2003 and lower interest expense on our line of credit due to a lower average loan balance resulting from our equity offering and disposition activity in the early to mid part of 2003.

     Income from partially owned entities for the year ended December 31, 2003 decreased $1.4 million or 69.1% as compared to the same period for 2002. The decrease reflects a $1.1 million increase in depreciation expense and a $0.9 million increase in interest expense at our partially owned entities, which primarily relates to a full year of depreciation and interest of Parkway Place in 2003 that was placed-in-service in late 2002. Parkway Place is a joint venture in which we maintain a 45.0% interest. Additionally, in 2002, we recognized a $0.6 million gain on sale of 25.0% of our investment in Colonial Promenade Madison Joint Venture. Prior to the sale of this interest, we held a 50.0% interest in the Colonial Promenade Madison Joint Venture. The decrease is partially offset by the increase in income from operations as a result of a full year of operations of Parkway Place.

     Ineffectiveness of hedging activities for the year ended December 31, 2003 increased $0.3 million as compared to the same period for 2002. The increase is primarily attributable to the reduction of our outstanding line of credit below the $150.0 million total hedged notional amount. In accordance with SFAS 133, we were required to dedesignate one of our $50.0 million interest rate swaps, in which a charge of $0.2 million was recorded in the first quarter of 2003. The remaining decrease is a result of hedge ineffectiveness on our remaining outstanding interest rate swap agreements.

     Gains from sales of property included in continuing operations for the year ended December 31, 2003 decreased $27.6 million to $7.9 million as compared to the year ended December 31, 2002. The decrease is a result of the sale of ten operating properties and various parcels of land in 2002 as compared to the sale of no operating properties in 2003 and various parcels of land. In 2003, all operating property sales are classified as discontinued operations. The operating property sales that occurred in 2002 are classified within continuing operations, as a result of us maintaining a continuing interest in the properties through the management of the properties sold.

     Other income (expense) for the year ended December 31, 2003 decreased $0.5 million as compared to the same period in 2002. The decrease is primarily attributable to a decrease in income tax expense as a result of the decrease in income from unrelated third parties to CPSI in 2003 as compared to 2002. CPSI provides property development, leasing and management services for third party owned properties and administrative services to us.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

     Base rent for the year ended December 31, 2002 increased $7.1 million or 2.9% as compared with the year ended December 31, 2001. The increase was primarily due to the acquisitions of 901 Maitland Center, Colonial Center at Colonnade and Colonial Center Heathrow, which were acquired during 2002, coupled with the completion of Colonial Grand TownPark – Lake Mary, Colonial Village TownPark — Sarasota and Colonial Center 600 TownPark, which were completed developments in 2002. The increase was primarily offset by the disposition of eight multifamily properties and one retail property in 2002, in which we retained management of the properties, and therefore the operations of these properties are included in continuing operations.

     Percentage rent for the year ended December 31, 2002 decreased $0.1 million or 2.3% as compared with the year ended December 31, 2001. The decrease was primarily due to a decrease in gross sales per square foot at our retail malls of approximately 2.3%.

     Tenant recoveries for the year ended December 31, 2002 increased $4.0 million or 11.1% as compared with the year ended December 31, 2001. The increase was primarily due to the office and retail properties acquired in 2002 and the completion of the redevelopment of Colonial Brookwood Village in late 2001.

     Other property related revenue for the year ended December 31, 2002 increased $0.1 million or 0.6% as compared with the year ended December 31, 2001. The increase is the result of an increase in lease buy out income of $0.5 million as a result of early lease terminations within our office and retail divisions in 2002 as compared to 2001. The increase is partially offset by a decrease in cable contract income within our multifamily division.

     Other non-property related revenue for the year ended December 31, 2002 increased $3.5 million or 90.9% as compared with the year ended December 31, 2001. The increase is primarily due to an increase in the recognition of development and leasing fees from unrelated third parties, as a result of the completion of the associated developments in 2002. Additionally, in 2002 we recognized $0.3 million of interest income, as a result of the sale of Colonial Grand at Spring Creek in December 2001, in which the Company held a note receivable for a portion of the sales price of the property through May 2002. Also, a portion of the increase is due to the consolidation of CPSI, effective September 1, 2002.

     General operating expenses of our operating properties for the year ended December 31, 2002 increased $1.8 million or 8.8% as compared to the year ended December 31, 2001. The increase is due to the general operating expenses of the properties acquired and developed during 2002, offset by the multifamily properties sold in 2001 and 2002.

     Salaries and benefits of our operating properties for the year ended December 31, 2002 decreased $1.1 million or 7.1% as compared to the year ended December 31, 2001. The decrease is primarily due to the disposition of eight multifamily properties and one retail property in that are classified as continuing operations in 2002. The decrease is partially offset by the acquisition of three office properties and one retail property. Therefore, as multifamily properties are more labor intensive than office properties, we experienced a decrease in overall salaries and benefits. Also, the decrease is a result of the majority of our retail properties contracting out security services in 2002 to third party security companies, as compared to 2001.

     Repairs and maintenance of our operating properties for the year ended December 31, 2002 increased $3.5 million or 12.3% as compared to the year ended December 31, 2001. Of the increase, $1.9 million is a result of the properties acquired and placed in service in 2002, offset by the multifamily properties sold in 2002. The remaining increase is primarily the result of an increase in contract services costs in 2002 as compared to 2001. In order to reduce overall operating costs, we have contracted out various services to third parties at our retail properties and reduced our internal salaries and benefits costs associated with these types of services.

     Taxes, licenses and insurance for our operating properties for the year ended December 31, 2002 increased $3.0 million or 12.1% as compared to the year ended December 31, 2001. The increase is primarily due to the property taxes on the properties acquired and developed during 2002. Additionally, as the insurance and reinsurance markets worsened in late 2001 and 2002, we experienced an increase in overall insurance costs at our existing properties during 2002 as compared to 2001.

     General and administrative corporate expenses for the year ended December 31, 2002 increased $4.6 million or 42.7% as compared to the year ended December 31, 2001. Of this increase, $3.9 million is a result of the consolidation of CPSI, which was effective September 1, 2002. Prior to September 1, 2002, CPSI was a partially owned entity and was accounted for on the equity basis, and its results of operations were included in income from partially owned entities. Further, the increase is attributable to an increase in management salaries as a result of our continued growth.

     Depreciation and amortization expenses for the year ended December 31, 2002 increased $10.7 million or 15.2% as compared to the year ended December 31, 2001. The increase is primarily due to the properties acquired during 2002 and the properties developed during 2001 and 2002, offset by the properties sold in 2002 and 2001. Additionally, the increase is partially attributable to the consolidation of CPSI in September 2002 and an increase in the amortization of leasing commissions as a result of an increase in leasing activity.

     Interest expense for the year ended December 31, 2002 decreased $5.7 million or 8.2% to $64.1 million as compared to the year ended December 31, 2001. The decrease in interest expense was primarily attributable to the decrease in variable interest rate environment in 2002 as compared to 2001. We had $267.2 million of floating rate debt outstanding at December 31, 2002. The decrease reflects a lower LIBOR rate in 2002 as compared to 2001.

     Income from partially owned entities for the year ended December 31, 2002 decreased $0.4 million or 16.5% as compared to the same period for 2001. The decrease reflects the consolidation of CPSI, effective September 1, 2002.

     Gains from sales of property included in continuing operations for the year ended December 31, 2002 increased $19.8 million to $35.5 million as compared to the year ended December 31, 2001. The increase is a result of the sale of ten properties and various parcels of land in 2002, as compared to nine properties in 2001. The increase in gains from sales of property is primarily the result of selling more assets in 2002 that in 2001 and selling older assets with lower recorded book values in 2002 versus the sales in 2001.

     Other income (expense) for the year ended December 31, 2002 increased $0.6 million as compared to the same period in 2001. The increase is primarily attributable to an increase in income tax expense as a result of the increase in income from unrelated third parties to CPSI in 2002 as compared to 2001. CPSI provides property development, leasing and management services for third party owned properties and administrative services to us.

Summary of Critical Accounting Policies

     We believe our accounting policies are in conformity with Generally Accepted Accounting Principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. Management considers the following accounting policies to be critical to our reported operating results:

     Real Estate Development and Acquisitions

     We capitalize all costs, including interest and real estate taxes that are associated with a development, construction, expansion, or leasing of real estate investments as a cost of the property. All other expenditures necessary to maintain a property in ordinary operating condition are expensed as incurred.

     Costs incurred during predevelopment are capitalized after we have identified a development site, determined that a project is feasible, and concluded that it is probable that the project will proceed. While we believe we will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it becomes probable that a development will not be successful, the predevelopment costs that have been previously capitalized are expensed.

     We evaluate our properties, at least annually or upon the occurrence of significant changes in the operations, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business environment that affect the recovery of the recorded value. If any property is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The valuation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.

     We are actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it becomes probable that we will not be successful in the acquisition.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, CRLP, CPSI and CPSLP. The minority limited partnership interests in CRLP are reflected as minority interest in our consolidated financial statements. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that we do not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in partially owned entities.

     Revenue Recognition

     We, as a lessor, have retained substantially all of the risks and benefits of ownership of our properties and account for our leases as operating leases. Rental income attributable to leases is recognized on a straight-line basis over the terms of the related lease. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the respective leases.

     Other income received from long-term contracts signed in the normal course of business is recognized in accordance with the terms of the specific contract. Property management and development fee income is recognized when earned for services provided to third parties.

     Valuation of Receivables

     We are subject to tenant defaults and bankruptcies at our office and retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit review and analysis on all commercial tenants and significant leases before they are executed. We evaluate the collectibility of outstanding receivables and record allowances as appropriate. Our policy is to record allowances for all outstanding receivables greater than 60 days past due for our office and retail properties.

     Due to the short-term nature of the leases at our multifamily properties, generally six months to one year, our exposure to tenant defaults and bankruptcies is minimized. Our policy is to record allowances for all outstanding receivables greater than 30 days past due at our multifamily properties.

     Accounting Policies for Derivatives

     We enter into derivative financial instruments from time to time, but do not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. We adjust our balance sheets on an ongoing quarterly basis to reflect current fair market value of our derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized into earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We are required to discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

Liquidity and Capital Resources

     Short-Term Liquidity Needs

     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly dividends and distributions that we pay to our common and preferred shareholders and holders of partnership units in our operating partnership. In the past, we have primarily satisfied these requirements through cash generated from operations. We believe that cash generated from operations and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our cash flow.

     The majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest – multifamily, office and retail – provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

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

     We have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 1993. If we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to our shareholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

     Long-Term Liquidity Needs

     Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources.

     Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies. If we experienced a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund investment activities, and the interest rate we are paying under our existing credit facility would increase.

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

     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2003, we sold one multifamily property representing 176 units, one office property representing 29,000 square feet, and one retail property representing 152,667 square feet. The multifamily, office and retail properties were sold for a total sales price of $33.9 million, which was used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

     As of December 31, 2003, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had an outstanding balance of $205.9 million at December 31, 2003. The floating weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 2.16% at December 31, 2003.

     At December 31, 2003, our total consolidated outstanding debt balance was $1.3 billion. The outstanding balance includes fixed-rate debt of $1.0 billion, or 76.9% of the total debt balance, and floating-rate debt of $292.6 million, or 23.1% of the total debt balance. Our total market capitalization as of December 31, 2003 was $3.0 billion and our ratio of debt to market capitalization was 42.3%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2003, we were in compliance with these covenants.

     Investing Activities

     During 2003, we acquired two multifamily properties containing 844 units and one office property containing 272,558 square feet at an aggregate cost of $77.5 million. We completed the construction of the 154,661 square foot Colonial Center 200 TownPark, a Class A office asset located in Orlando, Florida for a total cost of $18.6 million. Additional costs of $4.5 million are expected to be spent in future periods on tenant and building improvements as the remaining space is leased, bringing the total expected cost of the project to $23.1 million. Additionally, we completed the development of the retail portion of Colonial TownPark – Lake Mary, a 146,523 square foot shopping center located in Orlando, Florida, within the Colonial TownPark mixed-use development, which integrates multifamily, office and retail products. Project development costs including land acquisitions costs totaled $19.2 million.

     During 2003, we began the development of two new apartment communities. These communities, if developed as expected, will contain 712 units, and the total investment, including land acquisition costs, is projected to be approximately $54.4 million. We continued the development of one retail property and began the redevelopment of three retail properties. Upon completion of the retail developments and redevelopments, we expect to invest approximately $59.7 million, including land acquisition costs. Additionally, we have three ongoing mixed use projects that integrate multifamily, office and/or retail products. During 2003, we invested an aggregate of $72.5 million in the development of these aforementioned development projects and certain parcels of land that were acquired for future development.

     We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During 2003, we incurred approximately $18.5 million related to tenant improvements and leasing commissions, and approximately $12.5 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

     Dividend

     The dividend on our common stock was $0.665 per share per quarter or $2.66 per share annually in 2003. We also pay regular quarterly dividends on our preferred stock and units. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. We also make regular quarterly distributions on units in our operating partnership.

     Financing Transactions

     On April 4, 2003, CRLP completed a $125.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2013, bear a coupon rate of 6.15%, and were priced to yield an effective rate of 6.18% over the ten year term. We used the net proceeds of the offering to repay a portion of the outstanding balance on our unsecured line of credit.

     On April 30, 2003, we issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. The depositary shares may be redeemed by us on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds of the offering were approximately $120.7 million and were used to redeem our $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (Series A preferred shares) on May 7, 2003. Upon redemption of the Series A preferred shares, we deducted the original issuance costs of the Series A preferred shares of $4.5 million from net income available to common shareholders, in accordance with the SEC’s clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

     On June 2, 2003, we issued $75.2 million or 2,110,000 of our common shares at $35.65 per share in a public offering, in which Merrill Lynch & Co. acted as underwriter. The net proceeds from the offering, after deducting offering expenses were $72.5 million. We used the net proceeds to repay a portion of the outstanding balance on our unsecured line of credit.

Credit Ratings

     Our credit ratings as of December 31, 2003 are as follows:

Rating Agency	Rating (1)	Last update
Standard & Poor’s	BBB-	November 24, 2003
Moody’s	Baa3	August 1, 2003
Fitch	BBB-	July 1, 2003

     (1) Ratings outlook is “stable”.

     Our credit ratings are investment grade. If we experience a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund its investment activities. In addition, our spread on our $320 million unsecured line of credit would increase as previously discussed.

Market Risk

     In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2003.

	Expected Maturity Date							Estimated
								Fair
(amounts in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Value
Fixed Rate Debt	$145,443	$127,818	$89,580	$178,205	$18,542	$415,671	$975,259	$1,010,037
Average interest rate at December 31, 2003	7.3%	5.7%	7.9%	7.0%	8.0%	7.1%	7.0%	—
Variable Debt	$2,521	$157,987	$2,052	$2,052	$2,052	$125,942	$292,606	$292,606
Average interest rate at December 31, 2003	2.5%	2.2%	2.4%	2.4%	2.4%	2.4%	2.3%	—

     The table incorporates only those exposures that exist as of December 31, 2003. It does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

     We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at December 31, 2003. The notional value at December 31, 2003 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
		Interest		At December 31, 2003
Product Type	Notional Value	Rate	Maturity	(in thousands)
Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(2,126)
Interest Rate SWAP, Cash Flow	$50.0 million	2.113%	1/02/04	(1)
Interest Rate CAP, Cash Flow	$21.1 million	6.850%	6/29/04	—
Interest Rate CAP, Cash Flow	$17.9 million	6.850%	7/06/04	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	6
Interest Rate CAP, Cash Flow	$17.1 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$27.0 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$8.7 million	4.840%	4/1/04	—

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

     At December 31, 2003, derivatives with a fair value of $6,195 were included in other assets and derivatives with a fair value of $2.1 million were included in other liabilities. The change in net unrealized gains/losses of $1.9 million in 2003 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity. Hedge ineffectiveness of $0.4 million on cash flow hedges was recognized in other income (expense) during 2003.

     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. The change in net unrealized losses on cash flow hedges reflects a reclassification of $1.9 million of net unrealized losses from accumulated other comprehensive income (loss) to interest expense during 2003. During 2004, we estimate that an additional $1.5 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).

Contractual Obligations and Other Commercial Commitments

     The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2003:

     Contractual Obligations

	Payments Due in Fiscal
(in thousands)	Total	2004	2005	2006	2007	2008	Thereafter
Long-Term Debt:
Consolidated	$1,267,865	$147,964	$285,805	$91,632	$180,257	$20,594	$541,613
Partially Owned Entities (1)	78,578	29,317	31,763	254	275	293	16,676

Total Long-Term Debt	1,346,443	177,281	317,568	91,886	180,532	20,887	558,289
Ground lease commitments	7,668	113	113	113	113	113	7,103

Total	$1,354,111	$177,394	$317,681	$91,999	$180,645	$21,000	$565,392

(1) Represents the Company’s pro rata share of principal maturities and excludes net premiums and discounts.

     Other Commercial Commitments

		Amounts Expiring in Fiscal
	Total Amounts
(in thousands)	Committed	2004	2005	2006	2007	2008	Thereafter
Standby Letters of Credit	$600	$600	$—	$—	$—	$—	$—
Guarantees	13,643	3,300	9,343	—	—	—	1,000
Other Commercial Commitments	4,000	—	—	—	4,000	—	—

Total Commercial Commitments	$18,243	$3,900	$9,343	$—	$4,000	$—	$1,000

Guarantees and Other Arrangements

     During January 2000, the Company initiated and completed an Executive Unit Purchase Program (“Unit Purchase Program”), in which the Board of Trustees and certain members of the Company’s management were able to purchase 425,925 units of CRLP. The value of the units purchased under the Unit Purchase Program was approximately $10.0 million. Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the units. As of December 31, 2003, the outstanding balance on these loans was $9.4 million as some participants have exited the program and repaid their principal balance. The units, which have a market value of approximately $16.0 million at December 31, 2003, are pledged as collateral against the loans. We have provided a guarantee to the unrelated financial institution for the personal loans, which mature in January 2005. At December 31, 2003, no liability was recorded on our books for the guarantee.

     In August 2001, we entered into an agreement to provide services to an unrelated third party in connection with the third party’s development of a $30.0 million multifamily property in North Carolina. We were engaged to serve as development consultant and leasing and management agent for this property. In addition, for a fee, we are serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers, and matures in August 2004. At December 31, 2003, no liability was recorded on our books for the guarantee. We have a right of first refusal to purchase the property should the third party elect to sell. Over the term of the agreement, we expect to earn market fees for our services.

     During August 2002, in connection with the purchase of Heathrow International Business Center, we entered into an agreement to acquire one new office building that contains 192,000 square feet. The closing for this acquisition is anticipated to occur upon the earlier of August 2005 or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based upon the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

     During December 2002, we entered into an agreement with an unrelated third party in connection with the third party’s development of a $23.5 million multifamily property in Tampa, Florida. We have agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in December 2007. At December 31, 2003, we had funded approximately $1.6 million to the unrelated third party. We have a right of first refusal to purchase the property should the third party elect to sell.

     During December 2002, we sold 90% of our interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed Highway 150 LLC, in which we maintain 10% ownership and manage the property. In connection with the formation of Highway 150 LLC, we executed a guaranty, pursuant to which we would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2003, the total amount of debt of the joint venture was approximately $17.6 million and matures in December 2012. At December 31, 2003, no liability was recorded on our books for the guarantee.

     During April 2003, we entered into an agreement with an unrelated third party in connection with the third party’s development of a $19.4 million multifamily property in Charlotte, North Carolina. We agreed to loan approximately $3.3 million, which represented 17.0% of the development costs to the third party during the development of the property. We have the first right of refusal to purchase the property should the third party elect to sell. During December 2003, the third party elected to sell the property prior to completion of the development. At that time, we purchased the property for approximately $4.0 million and recorded it within construction in progress on our balance sheet. We will continue to develop the property, which is a 252 unit apartment community with total expected costs of $19.4 million. The development is expected to be completed in the first quarter of 2005.

     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $27.3 million at December 31, 2003. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company. Additionally, certain unitholders of CRLP and trustees of the Company have guaranteed indebtedness of the Company totaling $0.5 million at December 31, 2003. The Company has indemnified these individuals from their guarantees of this indebtedness.

Outlook

     Management intends to maintain our strength through continued diversification, while pursuing acquisitions and developments that meet our criteria for property quality, market strength, and investment return. Management will continue to use our line of credit to provide short-term financing for acquisition, development, and re-development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional debt and equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide us with the means to finance additional acquisitions, developments, and expansions.

     In addition to the issuance of equity and debt, management is investigating alternate financing methods and sources to raise future capital. Private placements, joint ventures, and non-traditional equity and debt offerings are some of the alternatives we are contemplating.

     Management anticipates that our net cash provided by operations and our existing cash balances will provide the necessary funds on a short- and long- term basis to cover our operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

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

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2003, our exposure to rising interest rates was mitigated by the existing debt level of 42.3% of our total market capitalization, the high percentage of fixed rate debt (76.9%), and the use of interest rate swaps to effectively fix the interest rate on approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds from Operations

     Funds From Operations (“FFO”) is useful to investors as a measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Prior to January 1, 2003, we had also included marketing fees on sales transactions within FFO, in which we used internal employees to complete the asset sales. Effective January 1, 2003 we conformed our FFO definition to adhere to the NAREIT white paper definition. As a result, we are no longer including marketing fees on sales transactions and we are no longer excluding straight-line rents to arrive at FFO. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance.

     The following information is provided to reconcile net income available to common shareholders, the most comparable GAAP financial measure, to FFO, and to show the items included in our FFO for the years ended December 31, 2003, 2002 and 2001.

(in thousands, except per share and unit data)	2003	2002	2001	2000	1999
Net income available to common shareholders	$32,529	$57,812	$42,202	$38,650	$44,833
Adjustments (consolidated):
Minority interest in CRLP	13,644	28,656	22,764	20,512	19,694
Real estate depreciation	79,006	72,451	64,300	59,411	52,830
Real estate amortization	4,367	4,957	4,451	1,887	441
Consolidated gains from sales of property	(18,463)	(41,552)	(15,674)	(8,165)	(7,444)
Gains from sale of undepreciated property	8,040	3,596	—	—	—
Extraordinary loss	—	—	—	418	628
Marketing fees (prior to 2003)	—	1,658	2,562	1,329	2,165
Straight-line rents (prior to 2003)	—	(2,079)	(1,406)	(1,627)	(1,216)
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	3,844	2,703	2,308	2,088	1,640
Real estate amortization	83	67	31	17	422
(Gains) loss from sales of property	—	(580)	3	—	—
Extraordinary loss	—	—	17	—	—
Straight-line rents (prior to 2003)	—	(35)	(50)	(42)	(121)

Funds from operations	$123,050	$127,654	$121,508	$114,478	$113,872

Funds from operations per share and unit - basic	$3.47	$3.85	$3.80	$3.51	$3.24

Funds from operations per share and unit - diluted	$3.45	$3.82	$3.78	$3.51	$3.24

Weighted average common shares outstanding - basic	24,965	22,154	20,792	21,249	24,478
Weighted average partnership units outstanding - basic (1)	10,451	11,016	11,211	11,362	10,705

Weighted average shares and units outstanding - basic	35,416	33,170	32,003	32,611	35,183
Effect of diluted securities	266	254	111	28	15

Weighted average shares and units outstanding - diluted	35,682	33,424	32,114	32,639	35,198

(1)	Represents the weighted average of outstanding units of minority interest in CRLP.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”.

Item 8. Financial Statements and Supplementary Data.

     The following are filed as a part of this report:

     Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

     Report of Independent Accountants

COLONIAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2003	2002
ASSETS
Land, buildings, & equipment	$2,378,835	$2,280,957
Undeveloped land and construction in progress	114,262	82,520
Less: Accumulated depreciation	(419,827)	(345,922)
Real estate assets held for sale, net	11,691	12,043

Net real estate assets	2,084,961	2,029,598
Cash and equivalents	8,070	6,236
Restricted cash	1,879	1,481
Accounts receivable, net	10,262	10,395
Notes receivable	2,504	1,307
Prepaid expenses	6,587	7,581
Deferred debt and lease costs	25,832	23,157
Investment in partially owned entities	37,496	36,265
Other assets	17,336	13,836

	$2,194,927	$2,129,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$1,050,145	$1,041,964
Unsecured credit facility	205,935	208,270
Mortgages payable related to real estate held for sale	11,785	11,959

Total long-term liabilities	1,267,865	1,262,193
Accounts payable	19,537	18,222
Accounts payable to affiliates	—	1,103
Accrued interest	14,916	13,974
Accrued expenses	6,990	6,833
Tenant deposits	3,239	3,201
Unearned rent	6,878	7,736
Other liabilities	3,715	4,497

Total liabilities	1,323,140	1,317,759

Minority interest:
Preferred units	100,000	100,000
Common units	170,054	174,294

Total minority interest	270,054	274,294

Preferred shares of beneficial interest, $.01 par value, 10,000,000 shares
8 3/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per share, 0 and 5,000,000 shares issued and outstanding at December 31, 2003 and 2002, respectively	—	50
9 1/4% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 5,000,000 and 0 depositary shares issued and outstanding at December 31, 2003 and 2002, respectively	5	—
Common shares of beneficial interest, $.01 par value, 65,000,000 shares authorized; 32,017,347 and 28,473,630 shares issued at December 31, 2003 and 2002, respectively	320	285
Additional paid-in capital	873,342	778,062
Cumulative earnings	458,184	401,497
Cumulative distributions	(576,095)	(486,208)
Treasury shares, at cost; 5,623,150 shares at December 31, 2003 and 2002	(150,163)	(150,163)
Accumulated other comprehensive loss	(1,721)	(3,587)
Deferred compensation on restricted shares	(2,159)	(2,153)

Total shareholders’ equity	601,733	537,803

	$2,194,927	$2,129,856

The accompanying notes are an integral part of these financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	For the year ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Revenue:
Base rent	$263,120	$252,279	$245,143
Base rent from affiliates	1,079	969	1,135
Percentage rent	3,787	3,450	3,530
Tenant recoveries	40,015	40,493	36,451
Other property related revenue	21,513	18,467	18,350
Other non-property related revenue	4,728	7,449	3,902

Total revenue	334,242	323,107	308,511

Property operating expenses:
General operating expenses	24,001	22,869	21,026
Salaries and benefits	15,547	14,219	15,302
Repairs and maintenance	34,296	32,010	28,507
Taxes, licenses, and insurance	30,788	28,118	25,074
General and administrative	19,481	15,496	10,858
Depreciation	80,115	71,976	62,923
Amortization	7,984	9,121	7,485

Total operating expenses	212,212	193,809	171,175

Income from operations	122,030	129,298	137,336

Other income (expense):
Interest expense	(66,666)	(64,086)	(69,787)
Income from partially owned entities	608	1,968	2,357
Ineffectiveness of hedging activities	(361)	(23)	(15)
Gains from sales of property	7,921	35,511	15,674
Other	(121)	(618)	(15)

Total other expense	(58,619)	(27,248)	(51,786)

Income before extraordinary items, minority interest and discontinued operations	63,411	102,050	85,550
Minority interest in CRLP - common unitholders	(10,329)	(25,721)	(22,170)
Minority interest in CRLP - preferred unitholders	(8,873)	(8,873)	(8,873)

Income from continuing operations	44,209	67,456	54,507

Income from discontinued operations	829	2,815	1,696
Gain on disposal of discontinued operations	10,542	6,041	—
Minority interest in CRLP from discontinued operations	(3,315)	(2,935)	(594)

Income from discontinued operations	8,056	5,921	1,102

Net income	52,265	73,377	55,609

Dividends to preferred shareholders	(15,284)	(15,565)	(13,407)
Preferred share issuance costs	(4,451)	—	—

Net income available to common shareholders	$32,530	$57,812	$42,202

Net income per common share - basic:
Income from continuing operations	$0.98	$2.34	$1.98
Income from discontinued operations	0.32	0.27	0.05

Net income per common share - basic	1.30	2.61	2.03

Net income per common share - diluted:
Income from continuing operations	$0.97	$2.32	$1.97
Income from discontinued operations	0.32	0.26	0.05

Net income per common share - diluted	1.29	2.58	2.02

Weighted average common shares outstanding - basic	24,965	22,154	20,792
Weighted average common shares outstanding - diluted	25,232	22,408	20,903

Net income available to common shareholders	$32,530	$57,812	$42,202
Other comprehensive income (loss)
Unrealized income (loss) on cash flow hedging activities	1,866	(2,184)	(1,403)

Comprehensive income	$34,396	$55,628	$40,799

    The accompanying notes are an integral part of these financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

For the Years Ended December 31, 2003, 2002, 2001

	Preferred Shares of		Common Shares of
	Beneficial Interest		Beneficial Interest		Additional
					Paid-In
	Shares	Par Value	Shares	Par Value	Capital

Balance, December 31, 2000	5,000	$50	26,365	$264	$678,590
Distributions on common shares ($2.52 per share)
Distributions on preferred shares
Distributions on preferred units of Colonial Realty Limited Partnership
Income before preferred unit distributions
Issuance of Restricted Common Shares of Beneficial Interest			17	—	449
Amortization of deferred compensation
Public offering of preferred shares of beneficial interest, net of offering costs of $1,878	2,000	20			48,102
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			173	2	3,920
Issuance of common shares of beneficial interest through options exercised			45	—	918
Cost of issuance of additional shares					(167)
Loss on derivative financial instruments
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions					11,941

Balance December 31, 2001	7,000	70	26,600	266	743,753
Distributions on common shares ($2.64 per share)
Distributions on preferred shares
Distributions on preferred units of Colonial Realty Limited Partnership
Income before preferred unit distributions
Issuance of Restricted Common Shares of Beneficial Interest			86	—	2,575
Amortization of deferred compensation
Public offering of common shares of beneficial interest, net of offering costs of $950			560	6	17,545
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			661	7	21,059
Issuance of common shares of beneficial interest through options exercised			203	2	6,245
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership			363	4	6,518
Loss on derivative financial instruments
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions					(19,634)

Balance December 31, 2002	7,000	70	28,474	285	778,062
Distributions on common shares ($2.66 per share)
Distributions on preferred shares
Distributions on preferred units of Colonial Realty Limited Partnership
Income before preferred unit distributions
Issuance of Restricted Common Shares of Beneficial Interest			41	—	1,335
Amortization of deferred compensation
Public offering of common shares of beneficial interest, net of offering costs of $2,738			2,110	21	72,420
Public offering of preferred shares of beneficial interest, net of offering costs of $4,422	500	5			120,573
Redemption of Series A preferred shares of beneficial Interest	(5,000)	(50)			(120,499)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			842	8	27,976
Issuance of common shares of beneficial interest through options exercised			128	1	3,467
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership			423	4	7,333
Gain on derivative financial instruments
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions					(17,325)

Balance December 31, 2003	2,500	$25	32,017	$320	$873,342

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Deferred	Accumulated Other	Total
	Cumulative	Cumulative	Treasury	Compensation on	Comprehensive	Shareholders’
	Earnings	Distributions	Shares	Restricted Shares	Loss	Equity

Balance, December 31, 2000	$254,765	$(328,957)	$(150,163)	$(723)	$-0-	$453,826
Distributions on common shares ($2.52 per share)		(52,373)				(52,373)
Distributions on preferred shares		(13,407)				(13,407)
Distributions on preferred units of Colonial Realty Limited Partnership		(8,873)				(8,873)
Income before preferred unit distributions	64,482					64,482
Issuance of Restricted Common Shares of Beneficial Interest				(449)		-0-
Amortization of deferred compensation				447		447
Public offering of preferred shares of beneficial interest, net of offering costs of $1,878						48,122
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan						3,922
Issuance of common shares of beneficial interest through options exercised						918
Cost of issuance of additional shares						(167)
Loss on derivative financial instruments					(1,403)	(1,403)
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions						11,941

Balance December 31, 2001	319,247	(403,610)	(150,163)	(725)	(1,403)	507,435
Distributions on common shares ($2.64 per share)		(58,161)				(58,161)
Distributions on preferred shares		(15,565)				(15,565)
Distributions on preferred units of Colonial Realty Limited Partnership		(8,873)				(8,873)
Income before preferred unit distributions	82,250					82,250
Issuance of Restricted Common Shares of Beneficial Interest				(2,575)		—
Amortization of deferred compensation				1,147		1,147
Public offering of common shares of beneficial interest, net of offering costs of $950						17,551
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan						21,066
Issuance of common shares of beneficial interest through options exercised						6,247
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership						6,522
Loss on derivative financial instruments					(2,184)	(2,184)
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions						(19,634)

Balance December 31, 2002	401,497	(486,208)	(150,163)	(2,153)	(3,587)	537,803
Distributions on common shares ($2.66 per share)		(65,730)				(65,730)
Distributions on preferred shares		(15,284)				(15,284)
Distributions on preferred units of Colonial Realty Limited Partnership		(8,873)				(8,873)
Income before preferred unit distributions	56,687					56,687
Issuance of Restricted Common Shares of Beneficial Interest				(1,336)		—
Amortization of deferred compensation				1,330		1,330
Public offering of common shares of beneficial interest, net of offering costs of $2,738						72,441
Public offering of preferred shares of beneficial interest, net of offering costs of $4,422						120,578
Redemption of Series A preferred shares of beneficial Interest						(120,549)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan						27,985
Issuance of common shares of beneficial interest through options exercised						3,468
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership						7,337
Gain on derivative financial instruments					1,866	1,866
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions						(17,325)

Balance December 31, 2003	$458,184	($576,095)	($150,163)	(2,159)	($1,721)	$601,733

The accompanying notes are an integral part of these financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Years Ended December 31, 2003, 2002, 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$52,265	$73,377	$55,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,814	82,835	72,357
Income from partially owned entities	(608)	(1,968)	(2,357)
Minority interest in CRLP	13,644	28,656	22,764
Gains from sales of property	(18,463)	(41,552)	(15,674)
Distributions on preferred units of CRLP	8,873	8,873	8,873
Other, net	—	83	1,064
Decrease (increase) in:
Restricted cash	(398)	774	224
Accounts receivable	126	2,073	361
Prepaid expenses	994	(132)	(2,873)
Other assets	(7,920)	(7,518)	(6,448)
Increase (decrease) in:
Accounts payable	212	(5,016)	2,014
Accrued interest	942	2,489	(3,051)
Accrued expenses and other	(678)	(981)	3,696

Net cash provided by operating activities	137,803	141,993	136,559

Cash flows from investing activities:
Acquisition of properties	(77,472)	(150,808)	-0-
Development expenditures paid to non-affiliates	(42,275)	(13,088)	(48,744)
Development expenditures paid to affiliates	(30,242)	(36,908)	(89,047)
Tenant improvements	(14,002)	(25,556)	(21,278)
Capital expenditures	(12,445)	(13,985)	(13,581)
Proceeds from (issuance of) notes receivable	(1,197)	10,946	9,606
Proceeds from sales of property, net of selling costs	55,701	132,241	76,190
Distributions from partially owned entities	3,743	5,420	2,746
Capital contributions to partially owned entities	(4,366)	(8,123)	(4,764)

Net cash used in investing activities	(122,555)	(99,861)	(88,872)

Cash flows from financing activities:
Proceeds from common shares issuances, net of expenses paid	72,441	17,551	48,122
Proceeds from Series D preferred shares, net of expenses paid	120,578	—	—
Redemption of Series A preferred shares	(125,000)	—	—
Principal reductions of debt	(175,964)	(73,248)	(84,553)
Proceeds from additional borrowings	186,470	151,285	48,988
Net change in revolving credit balances	(2,279)	(52,989)	46,968
Dividends paid to common and preferred shareholders, and distributions to preferred unitholders	(89,887)	(82,599)	(74,652)
Distributions to common unitholders	(27,873)	(29,124)	(28,264)
Payment of mortgage financing cost	(3,353)	(4,214)	(1,794)
Proceeds from dividend reinvestments, including stock options exercised	31,453	27,313	3,350

Net cash used in financing activities	(13,414)	(46,025)	(41,835)

Increase (decrease) in cash and equivalents	1,834	(3,893)	5,852
Cash and equivalents, beginning of period	6,236	10,129	4,277

Cash and equivalents, end of period	$8,070	$6,236	$10,129

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$66,614	$62,776	$74,448

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

     Organization-Colonial Properties Trust (the “Company”), a real estate investment trust (REIT), was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Company owns, develops and operates multifamily, office and retail properties located in the Sunbelt region of the United States. The Company owns or maintains partial interest in 42 multifamily apartment communities, 25 office properties, 45 retail properties, and certain parcels of land adjacent to or near some of these properties.

     Federal Income Tax Status-The Company, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Distributions to shareholders are partially taxable as ordinary income, long-term capital gains, unrecaptured section 1250 gains, and partially non-taxable as return of capital. During 2003, 2002 and 2001 the Company’s distributions had the following characteristics:

				Percentage
	Distribution	Ordinary	Return of	Long-Term	Unrecaptured
	Per Share	Income	Capital	Capital Gain	Sec. 1250 Gains
2003	$2.66	58.34%	33.85%	7.81%	0.00%
2002	$2.64	77.79%	22.21%	0.00%	0.00%
2001	$2.52	85.86%	2.40%	4.65%	7.09%

     In addition, the Company’s financial statements include the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc. (“CPSI”), that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to the Company. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated financial statements. The Company recognized tax expense of $0.1 million and $0.6 million in 2003 and 2002, respectively, related to the taxable income of CPSI. No federal income taxes were recognized in 2001.

     Principles Of Consolidation-The Company’s consolidated financial statements include the Company, Colonial Realty Limited Partnership (“CRLP”), the Company’s operating partnership, in which the Company held 71.81%, 67.93%, and 65.28% general and limited partner interests at December 31, 2003, 2002, and 2001, respectively, CPSI and Colonial Properties Services Limited Partnership (“CPSLP”)(in which CRLP holds 99% general and limited partner interests). The minority limited partner interests in CRLP and CPSLP are included as minority interest in the Company’s consolidated financial statements.

     Investments In Partially Owned Entities-Entities in which the Company owns, directly or indirectly a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method, except as discussed below. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. During December 2003, the Company entered into a 10% investment in a partnership interest of three multifamily properties that is accounted for on the cost basis of accounting. (See Note 6 for further discussion)

2. Summary of Significant Accounting Policies

     Land, Buildings, and Equipment-Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.

     Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets. The Company recognizes sales of real estate properties only upon the closing of a transaction. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under SFAS 66, Accounting for Sales of Real Estate. For properties sold to a joint venture in which the Company retains an ownership percentage, the Company limits the profit recognized from the sale to the portion sold to the outside party. Further, the profit is limited by the amount of cash received for which the Company has no commitment to reinvest pursuant to the partial sale provisions found in paragraph 30 of Statement of Position (SOP) 78-9. As of December 31, 2003, in accordance with SFAS 66, all sales of real estate properties have been recorded as sales transactions, as the risk and rewards of ownership have been transferred to the purchaser.

     Acquired Real Estate Assets- The Company accounts for its acquisitions of investments in real estate in accordance with SFAS No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be “businesses” as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.

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

     Undeveloped Land and Construction in Progress-Undeveloped land and construction in progress is stated at the lower of cost or fair value. The capitalization of costs during the development of assets (including interest, property taxes and other direct costs) begins when an active development commences and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. Cost capitalization during redevelopment of assets (including interest and other direct costs) begins when the asset is taken out-of-service for redevelopment and ends when the asset redevelopment is completed and the asset is placed in-service.

     Cash and Equivalents-The Company includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents. The majority of the Company’s cash and equivalents are held at major commercial banks.

     Restricted Cash-Cash which is legally restricted as to use consists primarily of tenant deposits.

     Valuation of Receivables-The Company is subject to tenant defaults and bankruptcies at its office and retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit review and analysis on all commercial tenants and significant leases before they are executed. The Company evaluates the collectibility of outstanding receivables and records allowances as appropriate. The Company’s policy is to record allowances for all outstanding invoices greater than 60 days past due at its office and retail properties.

     Due to the short-term nature of the leases at its multifamily properties, generally six months to one year, the Company’s exposure to tenant defaults and bankruptcies is minimized. The Company’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.

     Deferred Debt and Lease Costs-Deferred debt costs consist of loan fees and related expenses which are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. Deferred lease costs include leasing charges, direct salaries and other costs incurred by the Company to originate a lease, which are amortized on a straight-line basis over the terms of the related leases.

     Derivative Instruments-All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives that do not qualify for hedge treatment under SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, must be recorded at fair value with gains or losses recognized in earnings in the period of change. The Company enters into derivative financial instruments from time to time, but does not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt.

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

     Stock-Based Compensation-The Company currently sponsors stock option plans and restricted stock award plans. Refer to Note 12. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the years ended December 31, 2002 and 2001. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The prospective method allows the Company to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. In accordance with the prospective method of adoption, results for prior years have not been restated.

     Deferred Compensation on Restricted Shares-Deferred compensation on restricted shares relates to the issuance of restricted shares to employees and trustees of the Company. Deferred compensation is amortized to compensation expense based on the passage of time and certain performance criteria.

     Revenue Recognition-The Company, as lessor, has retained substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.

     Other income received from long-term contracts signed in the normal course of business is recognized in accordance with the terms of the specific contract. Property management and development fee income is recognized when earned for services provided to third parties.

     Net Income Per Share-Basic net income per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion of all potentially dilutive outstanding share options.

     Use of Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Segment Reporting-The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office and Retail.

     Recent Pronouncements of the Financial Accounting Standards Board (FASB)-On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     The Company has identified certain relationships that it deems reasonably possible are VIEs in which it holds a significant variable interest. The Company deems that it is reasonably possible that its investments in partially owned entities are VIEs. As disclosed in Note 6, relative to these entities, the Company’s maximum exposure to loss is limited to the carrying value of the Company’s investments in those entities, which is $37.5 million as of December 31, 2003. In addition to these VIEs, the Company considers its relationship with three other entities to be potential VIEs. These other entities are more fully discussed in Note 15, and primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees. The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $8.3 million as of December 31, 2003, which results in a total maximum exposure to the Company attributable to all potential VIEs in the aggregate amount of $46.1 million. In December 2003, the FASB revised FIN 46 through the release of FIN 46R, which clarifies certain aspects of FIN 46 and contains certain provisions that defer the effective date of FIN 46 to periods ending after March 15, 2004. The adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements and the adoption of FIN 46R is not expected to have a material effect on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities. FSP 150-3 defers the effective date of certain provisions of SFAS 150, specifically the provisions that apply to mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect indefinitely until the accounting for these interests are addressed in later guidance. The remaining provisions of SFAS 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective and adopted by the Company on July 1, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. The Company has evaluated the impact of this pronouncement on financial instruments in place prior to May 31, 2003 and determined that no reclassification or restatement of current financial instruments is required.

     Reclassifications-Certain reclassifications have been made to the 2002 and 2001 financial statements in order to conform them to the 2003 financial statement presentation. These reclassifications have no impact on shareholders’ equity or net income.

3. Property Acquisitions and Dispositions

     The Company acquired two multifamily properties and one office property in 2003 at an aggregate cost of $77.5 million, three office properties during 2002 at an aggregate cost of $150.8 million, and no operating properties were acquired in 2001. The Company funded these acquisitions with cash proceeds from its dispositions of assets, public offerings of debt and equity (see Notes 8 and 11), advances on bank lines of credit, and cash from operations.

     The properties acquired during 2003 and 2002 are listed below:

		Effective
	Location	Acquisition Date	Units/Square Feet
Multifamily Properties:
Colonial Grand at Metrowest	Orlando, FL	December 30, 2003	311
Colonial Village at Quarry Oaks	Austin, TX	December 30, 2003	533

Office Properties:
Colonial Center Research Place	Huntsville, AL	December 15, 2003	272,558
901 Maitland Center	Orlando, FL	March 1, 2002	155,583
Colonial Center at Colonnade	Birmingham, AL	May 1, 2002	531,563
Colonial Center Heathrow	Orlando, FL	August 1, 2002	804,350

     Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of the Company. The cash paid to acquire these properties is included in the statements of cash flows. The Company has accounted for its acquisitions in 2003 accordance with SFAS 141. The value of the acquired tenant improvements and leasing commissions for the office asset acquired are amortized over the remaining terms of the in-place leases, which ranges from one to ten years. The value of the in-place leases is being amortized over the remaining useful life of the intangible asset, which is approximately one year for our multifamily acquisitions and fifteen years for our office acquisition. The acquisitions during 2003 and 2002 are comprised of the following:

(in thousands)	2003	2002
Assets purchased:
Land, buildings, and equipment	$74,399	$196,009
In-place leases	3,735	—
Prepaid leasing commissions	318	—
Other assets	27	465

	78,479	196,474
Notes and mortgages assumed	—	(43,993)
Other liabilities assumed or recorded	(1,007)	(1,673)

Cash paid	$77,472	$150,808

     In addition to the acquisition of the operating properties mentioned above, the Company acquired certain parcels of land to be utilized for future development opportunities.

     During 2003, the Company disposed of one multifamily property representing 176 units, one office property representing 29,000 square feet, and one retail property representing 152,667 square feet. The multifamily, office and retail properties were sold for a total sales price of $33.9 million, which was used to repay a portion of the borrowings under the Company’s unsecured line of credit and to support the Company’s investment activities. Additionally, throughout 2003, the

Company sold various parcels of land located adjacent to our existing properties for an aggregate sales price of $24.0 million, which was also used to repay a portion of the borrowings under the Company’s unsecured line of credit and to support our investment activities.

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

     During 2002, the Company sold interests in two retail properties to joint ventures formed by the Company and unrelated parties. The Company continues to manage the properties and accounts for its interest in these joint ventures as equity investments (see Note 6).

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

     In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for properties sold through December 31, 2003, in which the Company does not maintain continuing involvement, are reflected in our consolidated statements of income on a comparative basis as discontinued operations for the years ended December 31, 2003, 2002 and 2001. Following is a listing of the properties we disposed in 2003 and 2002 that are classified as discontinued operations.

Property	Location	Date	Units/Square Feet
Multifamily
Colonial Grand at Citrus Park	Tampa, FL	March 2003	176
Office
2100 International Park	Birmingham, AL	September 2003	29,000
Colonnade Bldg. 4100 & 4200	Birmingham, AL	September 2002	32,000
University Park Plaza	Orlando, FL	July 2002	72,500
Retail
Colonial Promenade Bardmoor	St. Petersburg, FL	March 2003	152,667
Colonial Promenade University Park II	Orlando, FL	July 2002	183,519

     Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of the Company’s management it is probable the asset will sell within the next 12 months. At December 31, 2003 and 2002, the Company had classified one retail asset, containing 215,590 square feet as held for sale. This real estate asset is reflected in the accompanying consolidated balance sheets at $11.7 million and $12.0 million at December 31, 2003 and 2002, respectively, which represents the lower of depreciated cost or fair value less costs to sell.

     In accordance with SFAS No. 144, the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations. All subsequent gains and or additional losses on the sale of these assets are also included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.

     Below is a summary of the operations of the properties held for sale and sold during 2003, 2002, and 2001 that are classified as discontinued operations:

	Year Ended December 31,
(amounts in thousands)	2003	2002	2001
Property revenues:
Base rent	$2,692	$6,541	$6,408
Percentage rent	(3)	92	107
Tenant recoveries	602	1,173	1,063
Other property revenue	65	215	236

Total property revenues	3,356	8,021	7,814
Property operating and maintenance expense	921	2,289	2,559
Depreciation	646	1,627	1,777
Amortization	70	111	172

Total operating expenses	1,637	4,027	4,508
Interest expense	890	1,179	1,610
Income from discontinued operations before net gain on disposition of discontinued operations	829	2,815	1,696
Net gain on disposition of discontinued operations	10,542	6,041	—
Minority interest in CRLP from discontinued operations	(3,315)	(2,935)	(594)

Income from discontinued operations	$8,056	$5,921	$1,102

4. Land, Buildings, and Equipment

     Land, buildings, and equipment consists of the following at December 31, 2003 and 2002:

		(in thousands)
	Useful Lives	2003	2002
Buildings	40 years	$1,835,528	$1,782,512
Furniture and fixtures	7 years	58,634	56,534
Equipment	3 or 5 years	34,775	31,859
Land improvements	10 or 15 years	57,598	55,616
Tenant improvements	Life of lease	140,376	106,031

		2,126,911	2,032,552
Accumulated depreciation		(419,827)	(345,922)

		1,707,084	1,686,630
Real estate assets held for sale, net		11,691	12,043
Land		251,924	248,405

		$1,970,699	$1,947,078

5. Undeveloped Land and Construction in Progress

     During 2003, the Company completed the construction of the 154,661 square foot Colonial Center 200 TownPark, a Class A office asset located in Orlando, Florida for a total cost of $18.6 million. Additional costs of $4.5 million are expected to be spent in future periods on tenant and building improvements as the remaining space is leased, bringing the total expected cost of the project to $23.1 million. Additionally, the Company completed the construction of the 143,000 square foot retail portion of Colonial TownPark, located in Orlando, Florida for a total cost of $19.2 million. Colonial Center 200 TownPark and the retail portion of Colonial TownPark is part of a mixed-use development that integrates multifamily, office, and retail products.

     The Company currently has three active development projects, three mixed-use projects, and three redevelopment projects in progress, and various parcels of land available for expansion and construction. Undeveloped land and construction in progress is comprised of the following at December 31, 2003:

	Total			Costs
	Units/		Estimated	Capitalized
	Square	Estimated	Total Costs	To Date
	Feet	Completion	(in thousands)	(in thousands)
Multifamily Projects:
Colonial Grand at Mallard Creek	252	2005	$19,417	$4,189
Colonial Village Twin Lakes	460	2005	35,000	10,992
Retail Projects:
Colonial Promenade Trussville Phase II	59,000	2004	7,400	6,809
Colonial Shoppes Clay (redevelopment)	66,000	2004	4,300	3,560
Colonial Mall Myrtle Beach (redevelopment)	530,000	2004	28,000	5,303
Colonial University Village (redevelopment)	555,000	2005	20,000	10,742
Mixed Use Projects Infrastructure
Colonial TownPark — Lake Mary			33,168	21,788
Colonial TownPark — Sarasota			6,410	5,142
Colonial Center at Mansell			8,330	7,921
Other Projects and Undeveloped Land				37,816

				$114,262

     Interest capitalized on construction in progress during 2003, 2002, and 2001 was $5.6 million, $8.1 million, and $10.6 million, respectively.

6. Investment in Partially Owned Entities and Other Arrangements

     Investment in Partially Owned Entities

     Investment in partially owned entities at December 31, 2003 and 2002 consists of the following:

	Percent	(in thousands)
	Owned	2003	2002
Multifamily:
CMS/Colonial Joint Venture I	15.00%	$1,923	$2,142
CMS/Colonial Joint Venture II	15.00%	689	735
DRA Partnership	10.00%	2,284	—

		4,896	2,877
Office:
600 Building Partnership, Birmingham, AL	33.33%	(8)	(23)
Retail:
Orlando Fashion Square Joint Venture, Orlando, FL	50.00%	19,698	19,465
Parkway Place Limited Partnership, Huntsville, AL	45.00%	10,493	11,375
Colonial Promenade Madison, Huntsville, AL	25.00%	2,341	2,464
Highway 150, LLC, Birmingham, AL	10.00%	56	85

		32,588	33,389
Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%	36	41
NRH Enterprises, LLC, Birmingham, AL	20.00%	(16)	26
E-2 Data Technology, Birmingham, AL	50.00%	—	(45)

		20	22

		$37,496	$36,265

            During December 2003, the Company and Dreyfuss Real Estate Advisors (DRA) entered into a partnership agreement, in which the Company maintains a 10% interest and manages three multifamily assets located in Birmingham, Alabama. The three assets include Colony Woods, The Meadows of Brook Highland and Madison at Shoal Run, which contain a total of 1,090 units. The Company purchased their 10% interest for a purchase price of $2.3 million, and the investment in the partnership is maintained on the cost basis of accounting. The Company believes that the cost method of accounting is appropriate, as the Company does not control nor maintain decision making rights of the partnership.

            During December 2002, the Company sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed Highway 150, LLC, in which the Company maintains 10% ownership and manages the property under contract with Highway 150 LLC. Additionally during December 2002, the Company sold 25% of its interest in the Colonial Promenade Madison Joint Venture for $3.2 million. Prior to the sale of this interest, the Company held a 50% interest in the joint venture. Therefore, the Company now maintains 25% ownership of the property and continues to manage the property. The proceeds from both of the joint venture transactions were used to repay a portion of the amount outstanding under the Company’s unsecured line of credit.

            Combined financial information for the Company’s investments in partially owned entities for 2003 and 2002 follows:

	December 31,
(in thousands)	2003	2002
Balance Sheet
Assets
Land, building, & equipment, net	$345,003	$347,436
Construction in progress	81	193
Other assets	12,839	11,028

Total assets	$357,923	$358,657

Liabilities and Partners’ Equity
Notes payable (1)	$251,396	$251,908
Other liabilities	3,875	3,950
Partners’ Equity	102,652	102,799

Total liabilities and partners’ capital	$357,923	$358,657

Statement of Operations (for the year ended)
Revenues	$51,571	$42,943
Operating expenses	(21,742)	(17,960)
Interest expense	(15,938)	(13,011)
Depreciation, amortization and other	(12,472)	(7,689)

Net income	$1,419	$4,283

(1)	The Company’s portion of indebtedness, as calculated based on ownership percentage, at December 31, 2003 and 2002 is $78.6 million and $78.3 million, respectively.

7.	Segment Information

            The Company is organized into, and manages its business based on the performance of three separate and distinct operating divisions: multifamily, office, and retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within such division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” The pro rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Because NOI excludes interest expense, depreciation and amortization, and general and administrative expenses, it provides a performance measure that, when compared year over year, reflects the income directly associated with operating our multifamily, office and retail properties. As a result, management believes that NOI provides investors useful information about the Company’s operating performance. However, as the certain expenses noted above are excluded from NOI, NOI should only be used as an alternative measure of the Company’s financial performance. Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the years ended December 31, 2003, 2002, and 2001, is presented below:

	For the Year Ended
(in thousands)	2003	2002	2001

Revenues:
Divisional Revenues
Multifamily	$98,949	$104,160	$119,309
Office	93,508	77,111	57,348
Retail	156,805	156,355	147,634

Total Divisional Revenues:	349,262	337,626	324,291
Partially-owned subsidiaries	(16,242)	(13,743)	(13,061)
Unallocated corporate revenues	4,578	7,246	5,095
Discontinued operations revenues	(3,356)	(8,022)	(7,814)

Total Consolidated Revenues:	$334,242	$323,107	$308,511

NOI:
Divisional NOI
Multifamily	$61,890	$68,145	$80,478
Office	65,826	54,930	40,893
Retail	109,164	109,322	105,043

Total Divisional NOI:	236,880	232,397	226,414
Partially-owned subsidiaries	(9,356)	(7,956)	(7,802)
Unallocated corporate revenues	4,578	7,246	5,095
Discontinued operations NOI	(2,435)	(5,741)	(5,255)
General and administrative expenses	(19,481)	(15,496)	(10,858)
Depreciation	(80,115)	(71,976)	(62,923)
Amortization	(7,984)	(9,121)	(7,485)
Other	(57)	(55)	150

Income from operations	122,030	129,298	137,336

Total other expense	(58,619)	(27,248)	(51,786)

Income before extraordinary items, minority interest and discontinued operations	$63,411	$102,050	$85,550

(in thousands)
Assets:
Divisional Assets
Multifamily	$677,469	$645,840	$723,447
Office	607,154	594,795	377,255
Retail	931,894	906,555	905,964

Total Divisional Assets:	2,216,517	2,147,190	2,006,666
Partially-owned subsidiaries	(117,271)	(116,375)	(106,191)
Unallocated corporate assets (1)	95,681	99,041	114,148

	$2,194,927	$2,129,856	$2,014,623

(1)	Includes the Company’s investment in joint ventures of $37,496, $36,265, and $31,594 as of December 31, 2003, 2002, and 2001, respectively. (see Note 6)

8.	Notes and Mortgages Payable

            Notes and mortgages payable at December 31, 2003 and 2002 consist of the following:

	(in thousands)
	2003	2002
Revolving credit agreement	$205,935	$208,270
Mortgages and other notes:
2.00% to 6.00%	136,670	213,877
6.01% to 7.50%	679,088	584,423
7.51% to 9.00%	246,172	255,623

	$1,267,865	$1,262,193

            As of December 31, 2003, the Company has an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based on the Company’s unsecured debt ratings from time to time. Based on the Company’s debt ratings at December 31, 2003, the spread was 105 basis points. The line of credit is renewable in November 2005 and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow the Company to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by the Company to finance property acquisitions and developments and has an outstanding balance at December 31, 2003, of $205.9 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 2.16% and 2.38% at December 31, 2003 and 2002, respectively.

            During 2003 and 2002, the Company, through CRLP, completed two public offerings of senior notes collectively totaling $225.0 million. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on the Company’s revolving credit facility, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:

				Gross
	Type of			Proceeds
Issue Date	Note	Maturity	Rate	(in thousands)
April, 2003	Senior	April, 2013	6.15%	$125,000
August, 2002	Senior	August, 2012	6.88%	100,000

				$225,000

            At December 31, 2003, the Company had $899.4 million in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of the Company’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $427.7 million at December 31, 2003.

            The aggregate maturities of notes and mortgages payable, including the Company’s line of credit at December 31, 2003, are as follows:

(in thousands)
2004	$147,964
2005	285,805
2006	91,632
2007	180,257
2008	20,594
Thereafter	541,613

$1,267,865

            Based on borrowing rates available to the Company for notes and mortgages payable with similar terms, the estimated fair value of the Company’s notes and mortgages payable at December 31, 2003 and 2002 was approximately $1.31 billion and $1.26 billion, respectively.

            Certain loan agreements of the Company contain restrictive covenants, which, among other things, require maintenance of various financial ratios. At December 31, 2003, the Company was in compliance with those covenants.

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

            The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

            The Company has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company’s derivative financial instruments at December 31, 2003. The notional value at December 31, 2003 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
		Interest		At December 31, 2003
Product Type	Notional Value	Rate	Maturity	(in thousands)
Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(2,126)
Interest Rate SWAP, Cash Flow	$50.0 million	2.113%	1/02/04	(1)
Interest Rate CAP, Cash Flow	$21.1 million	6.850%	6/29/04	—
Interest Rate CAP, Cash Flow	$17.9 million	6.850%	7/06/04	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	6
Interest Rate CAP, Cash Flow	$17.1 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$27.0 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$8.7 million	4.840%	4/1/04	—

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

            At December 31, 2003, derivatives with a fair value of $6,195 were included in other assets and derivatives with a fair value of $2.1 million were included in other liabilities. The change in net unrealized gains/losses of $1.9 million in 2003 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity. Hedge ineffectiveness of $0.4 million on cash flow hedges was recognized in other income (expense) during 2003.

            Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized losses on cash flow hedges reflects a reclassification of $1.9 million of net unrealized losses from accumulated other comprehensive income (loss) to interest expense during 2003. During 2004, the Company estimates that an additional $1.5 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).

10.	Capital Structure

            Company ownership is maintained through common shares of beneficial interest (“common shares”), preferred shares of beneficial interest (“preferred shares”) and minority interest in CRLP (“units”). Common shareholders represent public equity owners and common unitholders represent minority interest owners. Each unit may be redeemed for either one common share or, at the option of the Company, cash equal to the fair market value of a common share at the time of redemption. When a common unitholder redeems a unit for a common share or cash, minority interest is reduced. In addition, the Company has acquired properties since its formation by issuing distribution paying and non-distribution paying units. The non-distribution paying units convert to distribution paying units at various dates subsequent to their original issuance. At December 31, 2003 and 2002, 10,361,034 and 10,788,341 units were outstanding, respectively, all of which were distribution paying units.

            In February 1999, through CRLP, the Company issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (“Series B preferred units”), valued at $100 million in a private placement, net of offering costs of $2.6 million. CRLP has the right to redeem the Seres B preferred units, in whole or in part, after five years at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The Series B preferred units are exchangeable for 8.875% Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B preferred units.

            In 1998, the Company’s Board of Trustees approved a Shareholder Rights Plan (the “Rights Plan”). Under this plan, the Board declared a dividend of one Right for each common share outstanding on the record date. The Rights become exercisable only if an individual or group acquires a 15% or more beneficial ownership in the Company. Ten days after a public announcement that an individual or group has become the beneficial owner of 15% or more of the common shares, each holder of a Right, other than the acquiring individual or group, would be entitled to purchase one common share for each Right outstanding at one-half of the Company’s current market price. Also, if the Company is acquired in a merger, or if 50% or more of the Company’s assets are sold in one or more related transactions, each Right would entitle the holder thereof to purchase common stock of the acquiring company at one-half of the then-current market price of the acquiring company’s common stock.

            In 1999, the Company’s Board of Trustees authorized a common share repurchase program under which the Company could repurchase up to $150 million of its currently outstanding common shares from time to time at the discretion of management in open market and negotiated transactions. During 1999 and 2000, the Company repurchased 5,623,150 shares at an all-in cost of approximately $150 million, which represents an average purchase price of $26.70. These shares are included within treasury stock, which is a reduction of shareholders’ equity.

11.	Equity Offerings

            On April 30, 2003, the Company issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. The depositary shares may be called by the Company on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds of the offering were approximately $120.7 million and were used to redeem the Company’s $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A preferred shares”) on May 7, 2003. Upon redemption of the Series A preferred shares, the Company deducted the original issuance costs of Series A preferred shares of $4.5 million from net income available to common shareholders, in accordance with the SEC’s clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock".

            On June 2, 2003, the Company issued $75.2 million or 2,110,000 of its common shares at $35.65 per share in a public offering. The net proceeds from the offering to the Company, after deducting offering expenses, were $72.5 million. The Company used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit.

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

12.	Share Option and Restricted Share Plans

            The Company has in place an Employee Share Option and Restricted Share Plan (the “Employee Plan”) designed to attract, retain, and motivate executive officers of the Company and other key employees. The Employee Plan, as amended in April 1998, authorizes the issuance of up to 3,200,000 common shares (as increased from time to time to equal 10% of the number of common shares and CRLP partnership units outstanding) pursuant to options or restricted shares granted or issued under this plan, provided that no more than 750,000 restricted shares may be issued. In connection with the grant of options under the Employee Plan, the Executive Compensation Committee of the Board of Trustees determines the option exercise period and any vesting requirements. The Company issued 40,284, 62,595, and 16,559 restricted shares under the Employee Plan during 2003, 2002, and 2001, respectively. The value of outstanding restricted shares is being charged to compensation expense based upon the earlier of satisfying the vesting period (2-8 years) or satisfying certain performance targets.

            Also, the Company had a Trustee Share Option Plan (the “Trustee Plan”). The Trustee Plan, as amended in April 1997, authorized the issuance of up to 500,000 options to purchase common shares of beneficial interest. The Trustee Plan expired on September 28, 2003, and is succeeded by the Employee Plan. In April 1997, the Company also adopted a Non-Employee Trustee Share Plan (the “Share Plan”). The Share Plan permits non-employee trustees of the Company to elect to receive common shares in lieu of all or a portion of their annual trustee fees, board fees and committee fees. The Share Plan authorizes the issuance of 50,000 common shares under the Plan. The Company issued 5,862 common shares pursuant to the Share Plan during 2003. In October 1997, the Company adopted an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Company, through payroll deductions, to purchase common shares at a 5% discount to the market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Company issued 1,713 common shares pursuant to the Purchase Plan during 2003. In January 2004, the Purchase Plan was amended to eliminate the 5% discount available under the plan.

            Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion 25 (APB 25) and related Interpretations in accounting for its plans. In accordance with APB 25, no compensation expense has been recognized for its stock option plans during the periods prior to January 1, 2003. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Year Ending December 31,
	(in thousands, except per share data)
	2003	2002	2001
Net income available to common shareholders:
As reported	$32,530	$57,812	$42,202
Pro forma	$32,104	$57,352	$41,933

Net income per share – basic:
As reported	$1.30	$2.61	$2.03
Pro forma	$1.29	$2.59	$2.02
Net income per share – diluted:
As reported	$1.29	$2.58	$2.02
Pro forma	$1.27	$2.56	$2.01

            The Company uses the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following assumptions were used to derive the fair values: a 10-year option term; an annualized volatility rate of 19.59% and 13.84% for 2002 and 2001, respectively; a risk-free rate of return of 4.33% and 5.38% for 2002 and 2001, respectively; and a dividend yield of 7.63% and 8.67% for 2002 and 2001, respectively.

            For all employee stock options granted on or after January 1, 2003, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, the Company has elected to adopt the accounting provisions of SFAS No. 123 under the prospective method. The prospective method allows the Company to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. During 2003, the Company recognized compensation expense of $0.2 million related to the stock options granted during 2003.

            Option activity under the Employee Plan, the Share Plan, and the Trustee Plan, combined is presented in the table below:

		Options Outstanding
	Shares Available		Weighted-average
	for future		Price per
	Option Grant	Shares	Share
Balance, December 31, 2000	2,856,141	798,096	$26.26
Options granted	(482,118)	482,118	$26.88
Options terminated	16,065	(16,065)	$26.55
Options exercised		(45,185)	$24.65

Balance, December 31, 2001	2,390,088	1,218,964	$26.60
Options granted	(585,620)	585,620	$32.62
Options terminated	32,076	(32,076)	$29.12
Options exercised		(231,238)	$26.28

Balance, December 31, 2002	1,836,544	1,541,270	$28.88
Options granted	(514,592)	514,592	$33.46
Options terminated	80,043	(80,043)	$29.65
Options exercised		(83,861)	$27.84

Balance, December 31, 2003	1,401,995	1,891,958	$27.86

            All options granted to date have a term of ten years and may be exercised in equal installments, based on a 3-5 year vesting schedule, of the total number of options issued to any individual on each of the applicable 3-5 year anniversary dates of the grant of the option. The balance of options that are exercisable total 622,229, 396,052, and 492,980 at December 31, 2003, 2002, and 2001, respectively.

13.	Employee Benefits

            Employees of the Company hired prior to January 1, 2002 participate in a noncontributory defined benefit pension plan designed to cover substantially all employees. Pension expense includes service and interest costs adjusted by actual earnings on plan assets and amortization of prior service cost and the transition amount. The benefits provided by this plan are based on years of service and the employee’s final average compensation. The Company’s policy is to fund the minimum required contribution under ERISA and the Internal Revenue Code. The Company uses a December 31 measurement date for its plan.

            The table below presents a summary of pension plan status as of December 31, 2003 and 2002, as it relates to the employees of the Company.

Obligations and Funded Status at December 31

	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$7,605,199	$6,061,659
Service cost	809,598	607,529
Interest cost	492,128	446,943
Plan amendments	—	54,541
Benefits paid	(67,991)	(68,068)
Actuarial (gain) loss	441,666	502,595

Benefit obligation at end of year	$9,280,600	$7,605,199

Change in plan assets
Fair value of plan assets at beginning of year	$3,970,489	$4,062,614
Actual return on plan assets	199,304	(439,046)
Employer contributions	951,957	414,989
Benefits paid	(67,991)	(68,068)

Fair value of plan assets at end of year	$5,053,759	$3,970,489

Fair value of plan assets	$5,053,759	$3,970,489
Benefit obligation	9,280,600	7,605,199

Funded status	(4,226,841)	(3,634,710)
Unrecognized net (gain) loss	1,726,711	1,183,357
Unrecognized prior service cost	58,172	66,169

Net amount recognized	$(2,441,958)	$(2,385,184)

            Amounts recognized in the consolidated balance sheets consist of:

	2003	2002
Prepaid benefit cost	$—	$—
Accrued benefit cost	(2,441,958)	(2,385,184)
Accumulated other comprehensive income	—	—

Net amount recognized	$(2,441,958)	$(2,385,184)

Components of Net Periodic Benefit Cost

	2003	2002
Service cost	$809,598	$607,529
Interest cost	492,128	446,943
Expected return on plan assets	(337,132)	(333,082)
Amortization of prior service cost	7,997	7,997
Amortization of net (gain) loss	36,140	(5,821)

Net periodic benefit cost	$1,008,731	$723,566

Additional Information
Accumulated benefit obligation	$6,924,791	$5,588,848

	2003	2002
Assumptions:
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.25%	6.50%
Rate of compensation increase	4.00%	4.00%
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	6.50%	7.25%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

            The Company’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Percentage of Plan Assets at
	December 31
Asset Category	2003	2002
Equity Securities	61%	59%
Debt Securities	39%	28%
Real estate	0%	0%
Other	0%	13%

Total	100%	100%

            The Company’s investment policy targets to achieve a long-term return on plan assets of at least 8.0%. In order to achieve these targets, the Company primarily utilizes a diversified grouping of growth and value funds with moderate risk exposure. The Company reviews the pension plan’s investment policy on a periodic basis and may adjust the investment strategy, as needed, in order to achieve the long-term objectives of the plan.

            The following table presents the cash flow activity of the pension plan during the years ending December 31, 2003 and 2002:

Cash Flows

	Employer	Employee
Contributions
2002	$414,989	$—
2003	$951,957	$—
Benefit payments
2002	$68,068
2003	$67,991

            The Company participates in a salary reduction profit sharing plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with the Company matching one-half of such contributions, solely at the Company’s discretion. Contributions by the Company were approximately $469,800, $415,000, and $321,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

14.	Leasing Operations

            The Company is in the business of leasing and managing multifamily, office, and retail property. For properties owned by the Company, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2003, are as follows:

(in thousands)
2004	$181,566
2005	159,262
2006	135,313
2007	108,637
2008	85,970
Thereafter	277,906

$948,654

            The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2003 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of the Company’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

            Rental income for 2003, 2002, and 2001 includes percentage rent of $3.8 million, $3.5 million, and $3.6 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

15.	Guarantees and Other Arrangements

            During January 2000, the Company initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of the Company’s management were able to purchase 425,925 units of CRLP. The value of the units purchased under the Unit Purchase Program was approximately $10.0 million. Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the units. As of December 31, 2003, the outstanding balance on these loans was $9.4 million as some participants have exited the program and repaid their principal balance. The units, which have a market value of approximately $16.0 million at December 31, 2003, are pledged as collateral against the loans. The Company has provided a guarantee to the unrelated financial institution for the personal loans, which mature in January 2005. At December 31, 2003, no liability was recorded on the Company’s books for the guarantee.

            In August 2001, the Company entered into an agreement to provide services to an unrelated third party in connection with the third party’s development of a $30.0 million multifamily property in North Carolina. The Company was engaged to serve as development consultant and leasing and management agent for this property. In addition, for a fee, the Company is serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers, and matures in August 2004. At December 31, 2003, no liability was recorded on the Company’s books for the guarantee. The Company has a right of first refusal to purchase the property should the third party elect to sell. Over the term of the agreement, the Company expects to earn market fees for its services.

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

            During December 2002, the Company entered into an agreement with an unrelated third party in connection with the third party’s development of a $23.5 million multifamily property in Tampa, Florida. The Company has agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in December 2007. At December 31, 2003, the Company had

funded approximately $1.6 million to the unrelated third party. The Company has a right of first refusal to purchase the property should the third party elect to sell.

            During December 2002, the Company sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed Highway 150 LLC, in which the Company maintains 10% ownership and manages the property. In connection with the formation of Highway 150 LLC, the Company executed a guaranty, pursuant to which the Company would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2003, the total amount of debt of the joint venture was approximately $17.6 million and matures in December 2012. At December 31, 2003, no liability was recorded on the Company’s books for the guarantee.

            During April 2003, the Company entered into an agreement with an unrelated third party in connection with the third party’s development of a $19.4 million multifamily property in Charlotte, North Carolina. The Company agreed to loan approximately $3.3 million, which represented 17.0% of the development costs to the third party during the development of the property. The Company had the first right of refusal to purchase the property should the third party elect to sell. During December 2003, the third party elected to sell the property prior to completion of the development. At that time, the Company purchased the property (Colonial Grand at Mallard Creek) for approximately $4.0 million and is recorded within construction in progress on the Company’s balance sheet. The Company will continue to develop the property, which is a 252 unit apartment community with total expected costs of $19.4 million. The development is expected to be completed in the first quarter of 2005.

            In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $27.3 million at December 31, 2003. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company. Additionally, certain unitholders of CRLP and trustees of the Company have guaranteed indebtedness of the Company totaling $0.5 million at December 31, 2003. The Company has indemnified these individuals from their guarantees of this indebtedness.

16.	Related Party Transactions

            The Company has used affiliated construction companies to manage and oversee certain of its development, re-development and expansion projects. The affiliated construction companies utilized by the Company are headquartered in Alabama and have completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data, the Company negotiates the contract price of each development, redevelopment or expansion project with the affiliated construction companies and presents each project to the Company’s Management Committee for review and approval. Upon approval by the Management Committee, the Management Committee presents each project to the independent members of the Executive Committee of the Board of Trustees for final approval. In each of the following transactions, the independent members of the Executive Committee approved such transactions unanimously.

            The Company paid $0.1 million, $1.6 million, and $33.6 million for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company (“TCC”) in which Mr. Thomas H. Lowder (our Chairman of the Board and Chief Executive Officer) and Mr. James K. Lowder (our trustee) each own a 50% interest, during the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, $0.1 million, $1.5 million, and $30.7 million was then paid to unaffiliated subcontractors for the construction of these development and expansion projects during 2003, 2002 and 2001, respectively. The Company had no outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. at December 31, 2003 and 2002.

            The Company also paid $30.2 million, $35.3 million, and $67.0 million for property construction costs to Brasfield & Gorrie LLC, a construction company partially-owned by Mr. M. Miller Gorrie (our trustee) during the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, $26.9 million, $32.1 million, and $60.3 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2003, 2002 and 2001, respectively. The Company had no outstanding construction invoices or retainage payable to this construction company at December 31, 2003 and 2002.

            In March 2002, CPSI acquired a 20% interest in three aircraft from NRH Enterprises, L.L.C., (“NRH”) an entity in which Mr. Harold Ripps (our trustee) indirectly has an approximate 33% interest, for approximately $1.4 million. Additionally, CPSI entered into a joint ownership agreement with the other owners of the aircraft, including NRH, under which CPSI pays NRH, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of the

Company’s flight time, to cover the operating expenses of the aircraft. Further, CPSI entered into an aircraft services agreement with MEDJET Assistance, L.L.C., (MEDJET) an entity in which Mr. Ripps indirectly has an approximate 40% interest. Under this agreement, CPSI is obligated to pay a monthly fee of $5,000 to MEDJET for managing the use, maintenance, storage, and supervision of the aircraft. NRH pays this $5,000 monthly fee to MEDJET, on behalf of CPSI, from the $10,000 monthly fee referred to above. CPSI paid approximately $319,000 and $254,000 during 2003 and 2002, respectively, to NRH for usage and service of the aircraft under the above agreements.

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

            We leased space to certain entities in which Mr. Thomas H. Lowder, Mr. James K. Lowder, and Mr. M. Miller Gorrie have an interest and received market rent from these entities of approximately $1.1 million, $1.0 million, and $1.1 million during the years ended December 31, 2003, 2002, and 2001, respectively. Additionally, we provided management and leasing services to certain related entities and received fees from these entities of approximately $0.2 million, $0.3 million and $0.3 million during the years ended December 31, 2003, 2002, and 2001, respectively.

            Colonial Insurance Agency, a corporation owned by TCC, has provided insurance brokerage services for the Company. The aggregate amount paid by the Company to Colonial Insurance Agency for these services during the years ended December 31, 2003, 2002, and 2001 were $4.4 million, $5.0 million, and $4.4 million, respectively. Of these amounts, $4.2 million, $4.7 million, and $4.2 million was then paid to unaffiliated insurance carriers for insurance premiums during 2003, 2002 and 2001, respectively.

17.	Net Income Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

	(in thousands, except per share data)
	2003	2002	2001
Numerator:
Net income	$52,265	$73,377	$55,609
Less: Preferred stock dividends	(15,284)	(15,565)	(13,407)
Less: Redemption of preferred share issuance costs	(4,451)	—	—

Net income available to common shareholders	$32,530	$57,812	$42,202

Denominator:
Denominator for basic net income per share – weighted average common shares	24,965	22,154	20,792
Effect of dilutive securities:
Trustee and employee stock options	267	254	111

Denominator for diluted net income per shares – adjusted weighted average common shares	25,232	22,408	20,903

Basic net income per share, before extraordinary items	$1.30	$2.61	$2.03

Diluted net income per share, before extraordinary items	$1.29	$2.58	$2.02

            Options to purchase 43,333 common shares at a weighted average exercise price of $35.82 per share were outstanding during 2003 but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

18.	Subsequent Events

            Distribution

            On January 17, 2004, the Board of Trustees declared a cash distribution to shareholders of the Company and partners of CRLP in the amount of $0.67 per share and per partnership unit, totaling $24.7 million. The distribution was made to shareholders and partners of record as of February 5, 2004, and was paid on February 12, 2004.

            Acquisitions

            On February 12, 2004, the Company acquired the Colonial Center at Research Place II building, a 215,485 square foot office building, located in Huntsville, Alabama. The Colonial Center at Research Place II building was completed in 1984 and is located adjacent to our existing development Colonial Center at Research Park. The total purchase price was $13.1 million and was funded through borrowings on our unsecured line of credit.

            Financing Activity

            On February 18, 2004, CRLP amended the terms of the $100.0 million 8.875% Series B preferred units, which were originally issued in a private placement. Under the amended terms, the Series B preferred units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The Series B preferred units are exchangeable for 7.25% Series B Preferred Shares of the Company, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

            Dispositions

            On March 1, 2004, the Company sold Colonial Promenade University Park I, a 215,590 square-foot retail asset located in Orlando, Florida. The total sales price was $21.3 million, which was used to support the Company’s investment activities. At December 31, 2003, this asset was classified as a held for sale asset (See Note 3 for further discussion).

19.	Quarterly Financial Information (Unaudited)

            The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002. The information provided herein has been reclassified in accordance with SFAS No. 144 for all periods presented.

2003
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$81,526	$84,167	$81,924	$86,625
Income from continuing operations	9,073	12,200	10,021	12,915
Income from discontinued operations	6,927	31	513	585
Net income	16,000	12,231	10,534	13,500
Preferred dividends	(3,891)	(3,973)	(3,724)	(3,696)
Preferred share issuance costs	—	(4,451)	—	—
Net income available to common shareholders	12,109	3,807	6,810	9,804
Net income per share:
Basic	$0.52	$0.16	$0.26	$0.36
Diluted	$0.52	$0.15	$0.26	$0.36
Weighted average common shares outstanding:
Basic	23,236	24,312	26,002	26,267
Diluted	23,405	24,562	26,275	26,666

2002
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$77,074	$78,493	$80,519	$87,021
Income from continuing operations	16,377	25,237	11,407	14,435
Income from discontinued operations	419	427	4,587	488
Net income	16,796	25,664	15,994	14,923
Preferred dividends	(3,891)	(3,891)	(3,891)	(3,892)
Net income available to common shareholders	12,905	21,773	12,103	11,031
Net income per share:
Basic	$0.60	$0.99	$0.54	$0.49
Diluted	$0.60	$0.97	$0.53	$0.48
Weighted average common shares outstanding:
Basic	21,383	22,040	22,517	22,659
Diluted	21,601	22,359	22,800	22,886

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders
           of Colonial Properties Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Colonial Properties Trust (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, on January 1, 2003.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
March 1, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 9A. Controls and Procedures.

            As of the end of the period covered by this report, our management, including the Chief Executive Officer and the Chief Administrative Officer, in his capacity as acting Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Administrative Officer, in his capacity as acting Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Trustees and Executive Officers of the Registrant.

            The information required by this item with respect to trustees and compliance with the Section 16(a) reporting requirements is hereby incorporated by reference from the material appearing in our definitive proxy statement for the annual meeting of shareholders held in 2004 (the “Proxy Statement”) under the captions “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information required by this item with respect to executive officers is provided in Item 1 of this report. See “Executive Officers of the Company.” Information required by this item with respect to the availability of our code of ethics is provided in Item 1 of this report. See “Available Information”.

Item 11. Executive Compensation.

            The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information pertaining to security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Voting Securities Held by Principal Shareholders and Management.”

            The following table summarizes information, as of December 31, 2003, relating to our equity compensation plans pursuant to which options to purchase our common shares and our restricted common shares may be granted from time to time.

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities reflected in
Plan Category	and rights (a)	warrants and rights (b)	column (a))
Equity compensation plans approved by security holders (1)	1,969,927 (2)	$27.86 (3)	1,705,640
Equity compensation plans not approved by security holders	—	—	—

Total	1,969,927	$27.86	1,705,640

(1)	These plans include our Employee Share Option and Restricted Share Plan, as amended in 1998, our Non-Employee Trustee Share Plan, as amended in 1997, and our Trustee Share Option Plan, as amended in 1997.

(2)	Includes 79,059 restricted shares and performance-based restricted shares to be exercised as of December 31, 2003.

(3)	Weighted-average exercise price of outstanding options; excludes value of outstanding restricted shares.

Item 13. Certain Relationships and Related Transactions.

            The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services.

     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Summary of Audit Fees”.

Part IV

Item 15. Exhibits, Financial Schedules, and Reports on Form 8-K.

15(a)(1) and (2) Financial Statements and Schedules

Index to Financial Statements and Financial Statement Schedule

The following financial statements of the Company are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

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

15(a)(3) Exhibits

Exhibit No.	Exhibit	Reference
3.1	Declaration of Trust of Company	Incorporated by reference to Exhibit 3 in the Company’s Form 8-K dated November 5, 1997

3.2	Articles Supplementary of 8 ¾% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 3 in the Company’s Form 8-K dated November 5, 1997

3.3	Articles Supplementary of Series 1998 Junior Participating Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 4.2 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

3.4	Articles Supplementary of 8.875% Series B Cumulative Redeemable Perpetual Preferred Shares of the Company	Incorporated by reference to Exhibit 4.3 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

3.5	Articles Supplementary of 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Company	Filed herewith

3.6	Articles Supplementary of 9.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 3 in the Company’s Form 8-K dated June 19, 2001

Exhibit No.	Exhibit	Reference
3.7	Articles Supplementary of 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2003

3.8	Bylaws of the Company	Incorporated by reference to Exhibit 4.2 in the Company’s Registration Statement on Form S-3, No. 333-55078, filed February 6, 2001

4.1	Indenture dated as of July 22, 1996, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 4.1 to the Form 10-K/A dated October 10, 2003, filed by CRLP

4.2	First Supplemental Indenture dated as of December 31, 1998, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 10.13.1 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

4.3	Rights Agreement dated as of November 2, 1998 between Colonial Properties Trust and BankBoston, N.A.	Incorporated by reference to Exhibit 10.14 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

4.4	Deposit Agreement by and among the Company and Equiserve Trust Company, N.A. and Equiserve, Inc.	Filed herewith

10.1	Third Amended and Restated Agreement of Limited Partnership of CRLP, as amended	Incorporated by reference to Exhibit 10.1 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1999

10.2	Fifth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Filed herewith

10.3	Sixth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Filed herewith

10.4	Seventh Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Filed herewith

10.5	Registration Rights and Lock-Up Agreement dated September 29, 1993, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993

10.6	Registration Rights and Lock-Up Agreement dated March 25, 1997, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.2 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1997

10.7	Registration Rights and Lock-Up Agreement dated November 4, 1994, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.3 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1997

10.8	Supplemental Registration Rights and Lock-Up Agreement dated August 20, 1997, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.4 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1997

10.9	Supplemental Registration Rights and Lock-Up Agreement dated November 1, 1997, among the Company, CRLP and B&G Properties Company LLP	Incorporated by reference to Exhibit 10.2.5 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1997

Exhibit No.	Exhibit	Reference
10.10	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1997, among the Company, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.6 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1997

10.11	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1996, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.7 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1997

10.12	Registration Rights Agreement dated February 23, 1999, among the Company, Belcrest Realty Corporation, and Belair Real Estate Corporation	Incorporated by reference to Exhibit 10.2.8 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

10.13	Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.9 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

10.14	Registration Rights and Lock-Up Agreement dated July 31, 1997, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.10 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

10.15	Supplemental Registration Rights and Lock-Up Agreement dated November 18, 1998, among the Company, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.11 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

10.16	Registration Rights and Lock-Up Agreement dated December 29, 1994, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.12 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

10.17	Registration Rights and Lock-Up Agreement dated April 30, 1999, among the Company, CRLP and MJE, L.L.C.	Incorporated by reference to Exhibit 10.2.13 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1999

10.18	Second Amended and Restated Employee Share Option and Restricted Share Plan †	Filed herewith

10.19	Non-employee Trustee Share Option Plan †	Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-27203, filed May 15, 1997

10.20	Non-employee Trustee Share Plan †	Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-27205, filed May 15, 1997

10.21	Employee Share Purchase Plan †	Filed herewith

10.22	Annual Incentive Plan †	Incorporated by reference to Exhibit 10.16 in the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993

10.23	Executive Unit Purchase Program – Program Summary †	Incorporated by reference to Exhibit 10.15 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1999

10.24	Non-employee Trustee Option Agreement †	Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993

Exhibit No.	Exhibit	Reference
10.25	Employment Agreement between the Company and Thomas H. Lowder †	Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993

10.26	Retirement Agreement between the Company and Howard B. Nelson, Jr.	Filed herewith

10.27	Officers and Trustees Indemnification Agreement †	Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993

10.28	Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993

10.29	Articles of Incorporation of Colonial Real Estate Services, Inc., predecessor of CPSI, as amended	Incorporated by reference to Exhibit 10.9 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1994

10.30	Bylaws of predecessor of Colonial Real Estate Services, Inc., predecessor of CPSI	Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993

10.31	Credit Agreement among CRLP and SouthTrust Bank, National Association, AmSouth Bank, Wells Fargo Bank, National Association, Wachovia Bank, N.A., First National Bank of Commerce, N.A., and PNC Bank, Ohio, National Association dated July 10, 1997, and related promissory notes	Incorporated by reference to Exhibit 10 in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 1997

10.32	Amendment to Credit Agreement dated July 10, 1998	Incorporated by reference to Exhibit 10.11.1 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

10.33	Second Amendment to Credit Agreement dated August 21, 1998	Incorporated by reference to Exhibit 10.11.2 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1998

10.34	Facility and Guaranty Agreement among the Company, CRLP, Bank One, N.A. and the Lenders named therein dated as of December 17, 1999	Filed herewith

10.35	Form of Promissory Note under Facility and Guarantee Agreement dated as of December 17, 1999 among the Company, CRLP, Bank One, N.A. and certain lenders	Incorporated by reference to Exhibit 10.16 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1999

10.36	Form of Reimbursement Agreement dated January 25, 2000 by Employee Unit Purchase Plan participants in favor of CRLP	Incorporated by reference to Exhibit 10.17 in the Company’s Annual Report on Form 10-K for the period ending December 31, 1999

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Distributions	Filed herewith

21.1	List of Subsidiaries	Filed herewith

Exhibit No.	Exhibit	Reference
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

†	Management contract or compensatory plan

15(b)	Reports on Form 8-K

Reports on Form 8-K filed or furnished during the fourth quarter of 2003:

Date of Event	Item Reported/Financial Statements Filed or Furnished
October 27, 2003	Item 12. Results of Operations and Financial Condition*

* In accordance with applicable SEC regulations, this Form 8-K was furnished to, rather than filed with the SEC.

15(c) Exhibits

The list of Exhibits filed with this report is set forth in response to Item 15(a)(3).

15(d)	Financial Statements

None.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

Colonial Properties Trust

By:	/s/	Thomas H. Lowder

Thomas H. Lowder
Chairman of the Board,
President, and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

Signature
/s/ Thomas H. Lowder Thomas H. Lowder	Chairman of the Board, President, and Chief Executive Officer

/s/ John P. Rigrish John P. Rigrish	Chief Administrative Officer (as acting Chief Financial Officer)

/s/ Kenneth E. Howell Kenneth E. Howell	Senior Vice President-Chief Accounting Officer

/s/ Carl F. Bailey Carl F. Bailey	Trustee

/s/ M. Miller Gorrie M. Miller Gorrie	Trustee

/s/ William M. Johnson William M. Johnson	Trustee

/s/ James K. Lowder James K. Lowder	Trustee

/s/ Herbert A. Meisler Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen Claude B. Nielsen	Trustee

/s/ Harold W. Ripps Harold W. Ripps	Trustee

/s/ Donald T. Senterfitt Donald T. Senterfitt	Trustee

/s/ John W. Spiegel John W. Spiegel	Trustee

SCHEDULE III
COLONIAL PROPERTIES TRUST
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2003

		Initial Cost to			Gross Amount at Which
		Company		Cost	Carried at Close of Period
				Capitalized
			Buildings and	Subsequent to		Buildings and
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total

Multifamily:
CG at Cypress Crossing	-0-	8,781,859	-0-	12,818,848	2,125,136	19,475,571	$21,600,707
CG at Edgewater	21,277,453	1,540,000	12,671,606	13,788,592	2,602,325	25,397,872	$28,000,198
CG at Galleria	22,400,000	5,358,439	46,981,307	5,843,515	5,358,439	52,824,822	$58,183,261
CG at Galleria Woods	9,247,494	1,220,000	12,480,949	880,477	1,220,000	13,361,426	$14,581,426
CG at Heather Glen	-0-	3,800,000	-0-	31,011,688	4,134,235	30,677,453	$34,811,688
CG at Heathrow	-0-	2,560,661	17,612,990	819,638	2,560,661	18,432,628	$20,993,289
CG at Hunter’s Creek	29,825,534	33,264,022	-0-	1,201,292	5,308,112	29,157,202	$34,465,314
CG at Lakewood Ranch	-0-	2,320,442	-0-	19,942,528	2,148,814	20,114,156	$22,262,970
CG at Liberty Park	-0-	2,296,019	-0-	25,076,952	2,296,019	25,076,952	$27,372,971
CG at Madison	16,953,030	1,689,400	-0-	22,135,589	2,284,794	21,540,195	$23,824,989
CG at Metrowest	-0-	3,421,000	22,592,957	-0-	3,421,000	22,592,957	$26,013,957
CG at Natchez Trace	10,619,445	1,312,000	16,568,050	736,990	1,299,073	17,317,967	$18,617,040
CG at Promenade	22,196,253	1,479,352	-0-	27,174,692	1,748,879	26,905,165	$28,654,044
CG at Research Park	12,775,000	3,680,000	29,322,067	3,297,432	3,680,000	32,619,499	$36,299,499
CG at Reservoir	8,378,768	1,020,000	-0-	13,295,484	1,122,893	13,192,591	$14,315,484
CG at Riverchase	19,972,192	2,340,000	25,248,548	3,378,154	2,340,000	28,626,702	$30,966,702
CG at TownPark	-0-	1,391,500	-0-	35,852,006	2,647,374	34,596,132	$37,243,506
CG at Wesleyan	-0-	720,000	12,760,587	7,012,546	1,404,780	19,088,353	$20,493,133
CV at Ashford Place	-0-	537,600	5,839,838	567,911	537,600	6,407,749	$6,945,349
CV at Ashley Plantation	24,154,768	1,160,000	11,284,785	14,903,827	2,215,490	25,133,122	$27,348,612
CV at Caledon Wood	-0-	2,100,000	19,482,210	917,816	2,088,949	20,411,077	$22,500,026
CV at Gainesville	25,978,354	3,360,000	24,173,649	5,444,399	3,361,850	29,616,198	$32,978,048
CV at Haverhill	-0-	1,771,000	17,869,452	2,704,698	1,771,000	20,574,150	$22,345,150
CV at Huntleigh Woods	-0-	745,600	4,908,990	1,038,591	745,600	5,947,581	$6,693,181
CV at Inverness	9,900,000	2,349,487	16,279,416	9,953,004	2,936,991	25,644,916	$28,581,907
CV at Lake Mary	22,481,653	2,145,480	-0-	20,133,501	3,634,094	18,644,886	$22,278,981
CV at Quarry Oaks	-0-	5,063,500	27,767,505	-0-	5,063,500	27,767,505	$32,831,005
CV at Timothy Woods	9,329,998	1,020,000	11,910,546	400,679	1,024,347	12,306,878	$13,331,225
CV at TownPark (Sarasota)	-0-	1,566,765	-0-	20,056,672	1,674,007	19,949,430	$21,623,437
CV at Trussville	16,449,352	1,504,000	18,800,253	1,728,860	1,510,409	20,522,704	$22,033,113
CV at Vernon Marsh	3,400,000	960,984	3,511,596	3,872,079	960,984	7,383,675	$8,344,659
CV at Walton Way	-0-	1,024,000	7,877,766	3,693,092	1,024,000	11,570,858	$12,594,858
Office:
250 Commerce Street	-0-	25,000	200,200	2,588,884	25,000	2,789,084	$2,814,084
901 Maitland Center	-0-	2,335,035	14,398,193	703,619	2,335,035	15,101,812	$17,436,847
AmSouth Center	-0-	764,961	-0-	20,418,546	764,961	20,418,545	$21,183,507
Colonial Center at Mansell Overlook	16,442,497	4,540,000	44,012,971	79,672,183	9,673,627	118,551,527	$128,225,154
Colonial Center at Reserch Place	-0-	2,763,900	12,790,254	-0-	2,763,900	12,790,254	$15,554,154
Colonial Center at Town Park	-0-	1,391,500	-0-	63,089,918	4,923,396	59,558,022	$64,481,418
Colonial Center Colonnade	-0-	6,299,310		41,707,551	6,299,310	41,707,551	$48,006,861
Colonial Center Heathrow	42,852,141	13,548,715	97,256,123	474,356	13,548,715	97,730,479	$111,279,194
Colonial Center Lakeside	-0-	423,451	8,313,291	1,949,593	425,255	10,261,080	$10,686,335
Colonial Center Research Park	-0-	1,003,865	-0-	13,023,797	1,003,865	13,023,797	$14,027,662
Colonial Plaza	-0-	1,001,375	12,381,023	6,012,616	1,005,642	18,389,372	$19,395,014
Concourse Center	-0-	4,875,000	25,702,552	3,000,253	4,875,000	28,702,805	$33,577,805
Emmett R. Johnson Building	-0-	1,794,672	14,801,258	2,073,942	1,794,672	16,875,201	$18,669,873
Independence Plaza	-0-	1,505,000	6,018,476	3,676,086	1,505,000	9,694,562	$11,199,562
International Park	-0-	1,279,355	5,668,186	17,532,060	2,740,276	21,739,325	$24,479,601
Interstate Park	-0-	1,125,990	7,113,558	12,312,576	1,125,988	19,426,136	$20,552,124
Perimeter Corporate Park	-0-	1,422,169	18,377,648	4,253,977	1,422,169	22,631,625	$24,053,794
Progress Center	-0-	521,037	14,710,851	4,581,697	523,258	19,290,328	$19,813,585
Riverchase Center	-0-	1,916,727	22,091,651	4,462,459	1,924,895	26,545,942	$28,470,837
Shoppes at Mansell	-0-	600,000	3,089,565	93,034	600,000	3,182,599	$3,782,599
Village at Roswell Summitt	-0-	450,000	2,563,642	224,635	451,918	2,786,359	$3,238,277
Retail:
Britt David Shopping Center	-0-	1,755,000	4,951,852	521,888	1,755,000	5,473,740	$7,228,740
Colonial Brookwood Village	-0-	8,136,700	24,435,002	62,506,564	8,171,373	86,906,892	$95,078,266
Colonial Mall Bel Air	-0-	7,517,000	80,151,190	6,808,221	7,425,004	87,051,407	$94,476,411
Colonial Mall Burlington	-0-	4,120,000	25,632,587	5,617,889	4,137,557	31,232,919	$35,370,476
Colonial Mall Decatur	-0-	3,262,800	23,636,229	4,391,300	3,262,800	28,027,529	$31,290,329
Colonial Mall Gadsden	-0-	639,577	-0-	27,624,487	639,577	27,624,487	$28,264,064
Colonial Mall Glynn Place	-0-	3,588,178	22,514,121	3,233,115	3,603,469	25,731,945	$29,335,414

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Date
			Acquired/
	Accumulated	Date	Placed in	Depreciable
Description	Depreciation	Completed	Service	Lives-Years

Multifamily:
CG at Cypress Crossing	4,212,914	1999	1998	3-40	Years
CG at Edgewater	7,468,442	1990	1994	3-40	Years
CG at Galleria	13,784,399	1986	1994/96	3-40	Years
CG at Galleria Woods	3,702,939	1994	1996	3-40	Years
CG at Heather Glen	5,178,342	2000	1998	3-40	Years
CG at Heathrow	5,108,848	1997	1994/97	3-40	Years
CG at Hunter’s Creek	8,135,013	1996	1996	3-40	Years
CG at Lakewood Ranch	4,066,693	1999	1997	3-40	Years
CG at Liberty Park	3,872,590	2000	1998	3-40	Years
CG at Madison	3,632,490	2000	1998	3-40	Years
CG at Metrowest	-0-	1997	2003	3-40	Years
CG at Natchez Trace	4,014,618	1995/97	1997	3-40	Years
CG at Promenade	4,391,991	1992	1992	3-40	Years
CG at Research Park	9,509,644	1987/94	1994	3-40	Years
CG at Reservoir	2,110,661	2000	1998	3-40	Years
CG at Riverchase	7,679,026	1984/91	1994	3-40	Years
CG at TownPark	3,452,822	2002	2000	3-40	Years
CG at Wesleyan	4,611,886	1997	1996/97	3-40	Years
CV at Ashford Place	1,376,309	1983	1996	3-40	Years
CV at Ashley Plantation	5,056,371	1997	1998	3-40	Years
CV at Caledon Wood	4,583,605	1995/96	1997	3-40	Years
CV at Gainesville	9,636,046	1989/93/94	1994	3-40	Years
CV at Haverhill	3,850,750	1998	1998	3-40	Years
CV at Huntleigh Woods	1,642,854	1978	1994	3-40	Years
CV at Inverness	9,120,666	1986/87/90/97	1986/87/90/97	3-40	Years
CV at Lake Mary	7,347,518	1991/95	1991/95	3-40	Years
CV at Quarry Oaks	-0-	1996	2003	3-40	Years
CV at Timothy Woods	2,870,665	1996	1997	3-40	Years
CV at TownPark (Sarasota)	2,220,518	2002	2000	3-40	Years
CV at Trussville	5,033,196	1996/97	1997	3-40	Years
CV at Vernon Marsh	2,729,911	1986/87	1986/93	3-40	Years
CV at Walton Way	1,949,987	1970/88	1998	3-40	Years
Office:
250 Commerce Street	2,513,002	1904/81	1980	3-40	Years
901 Maitland Center	888,206	1985	2002	3-40	Years
AmSouth Center	9,505,046	1990	1990	3-40	Years
Colonial Center at Mansell Overlook	16,404,670	1987/96/97/00	1997	3-40	Years
Colonial Center at Reserch Place	-0-	1979/84/88	2003	3-40	Years
Colonial Center at Town Park	4,867,027	2001	2000	3-40	Years
Colonial Center Colonnade	1,767,766	1989/99	2002	3-40	Years
Colonial Center Heathrow	3,482,541	1988/96-00	2002	3-40	Years
Colonial Center Lakeside	1,999,598	1989/90	1997	3-40	Years
Colonial Center Research Park	2,436,681	1999	1998	3-40	Years
Colonial Plaza	3,371,352	1982	1997	3-40	Years
Concourse Center	3,996,571	1981/85	1998	3-40	Years
Emmett R. Johnson Building	2,017,809	1982/95	1999	3-40	Years
Independence Plaza	1,471,154	1981/92	1998	3-40	Years
International Park	3,639,489	1987/89	1997	3-40	Years
Interstate Park	8,369,294	1982-85/89	1982-85/89	3-40	Years
Perimeter Corporate Park	3,928,771	1986/89	1998	3-40	Years
Progress Center	3,788,180	1983-91	1997	3-40	Years
Riverchase Center	5,218,259	1984-88	1997	3-40	Years
Shoppes at Mansell	436,376	1996/97	1998	3-40	Years
Village at Roswell Summitt	474,244	1988	1997	3-40	Years
Retail:
Britt David Shopping Center	1,263,934	1990	1994	3-40	Years
Colonial Brookwood Village	11,787,717	1973/91/00	1997	3-40	Years
Colonial Mall Bel Air	13,468,251	1966/90/97	1998	3-40	Years
Colonial Mall Burlington	5,241,032	1969/86/94	1997	3-40	Years
Colonial Mall Decatur	7,166,397	1979/89	1993	3-40	Years
Colonial Mall Gadsden	14,539,155	1974/91	1974	3-40	Years
Colonial Mall Glynn Place	4,881,342	1986	1997	3-40	Years

S-1

SCHEDULE III
COLONIAL PROPERTIES TRUST
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2003

		Initial Cost to			Gross Amount at Which
		Company		Cost	Carried at Close of Period
				Capitalized
			Buildings and	Subsequent to		Buildings and
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total

Colonial Mall Greenville	-0-	4,433,000	24,812,243	7,822,736	4,433,000	32,634,979	$37,067,979
Colonial Mall Lakeshore	-0-	4,646,300	30,973,239	3,590,459	4,666,100	34,543,899	$39,209,998
Colonial Mall Staunton	-0-	2,895,000	15,083,542	4,786,652	2,907,337	19,857,857	$22,765,194
Colonial Mall Temple	-0-	2,981,736	23,503,930	7,029,303	2,981,736	30,533,233	$33,514,969
Colonial Mall Valdosta	-0-	5,377,000	30,239,796	4,609,161	4,630,767	35,595,189	$40,225,957
Colonial Mall Macon	-0-	1,684,875	-0-	99,046,973	5,508,562	95,223,286	$100,731,848
Colonial Mayberry Mall	-0-	862,500	3,778,590	821,190	866,175	4,596,105	$5,462,280
Colonial Promenade Beechwood	-0-	2,565,550	19,647,875	6,783,486	2,576,483	26,420,429	$28,996,911
Colonial Promenade Burnt Store	-0-	3,750,000	8,198,677	306,501	3,750,000	8,505,178	$12,255,178
Colonial Promenade Hunter’s Creek	-0-	4,181,760	13,023,401	450,415	4,181,760	13,473,816	$17,655,576
Colonial Promenade Lakewood	-0-	2,984,522	11,482,512	3,157,416	3,018,135	14,606,316	$17,624,450
Colonial Promenade Montgomery	12,016,448	3,788,913	11,346,754	1,626,735	4,332,432	12,429,970	$16,762,402
Colonial Promenade Montgomery North	-0-	2,400,000	5,664,858	591,111	2,401,182	6,254,787	$8,655,969
Colonial Promenade Northdale	-0-	3,059,760	8,054,090	7,176,038	3,059,760	15,230,128	$18,289,888
Colonial Promenade Trussville	-0-	4,201,186	-0-	27,973,029	3,868,278	28,305,937	$32,174,215
Colonial Promenade Tutwiler Farm	-0-	10,287,026	-0-	17,834,646	10,288,138	17,833,534	$28,121,672
Colonial Promenade University Park	11,785,215	6,946,785	20,104,517	(9,699,149)	5,001,467	12,350,687	$17,352,153
Colonial Promenade Wekiva	-0-	2,817,788	15,302,375	539,794	2,817,788	15,842,169	$18,659,957
Colonial Promenade Winter Haven	-0-	1,768,586	3,928,903	4,936,404	4,045,045	6,588,848	$10,633,893
Colonial Shoppes Bear Lake	-0-	2,134,440	6,551,683	856,590	2,134,440	7,408,273	$9,542,713
Colonial Shoppes Bellwood	-0-	330,000	-0-	5,260,750	330,000	5,260,750	$5,590,750
Colonial Shoppes Inverness	-0-	1,680,000	1,387,055	99,557	1,687,159	1,479,452	$3,166,612
Colonial Shoppes McGehee	-0-	197,152	-0-	6,009,319	197,152	6,009,319	$6,206,471
Colonial Shoppes Quaker Village	-0-	931,000	7,901,874	1,024,637	934,967	8,922,544	$9,857,511
Colonial Shoppes Stanley	-0-	450,000	1,657,870	172,580	433,906	1,846,544	$2,280,450
Colonial Shoppes Yadkinville	-0-	1,080,000	1,224,136	3,449,572	1,084,602	4,669,106	$5,753,708
Olde Town Shopping Center	-0-	343,325	-0-	2,842,835	343,325	2,842,835	$3,186,160
P & S Building	-0-	104,089	558,646	277,323	104,089	835,969	$940,058
Rivermont Shopping Center	-0-	515,250	2,332,486	364,777	517,446	2,695,067	$3,212,513
Shoppes at Colonnade	-0-	2,468,092	4,034,205	2,364,463	2,468,092	6,398,668	$8,866,760
Active Redevelopment Projects:
Colonial Mall Myrtle Beach	-0-	9,099,972	33,663,654	12,157,801	9,163,149	45,758,278	$54,921,427
Colonial Shoppes Clay	-0-	272,594	-0-	6,994,701	277,975	6,989,320	$7,267,295
Colonial University Village	-0-	103,480	-0-	28,933,135	621,192	28,415,424	$29,036,615
Active Development Projects:
CG at Mallard Creek	-0-	2,911,443	1,277,575	-0-	2,911,443	1,277,575	$4,189,018
CG at Silverado	-0-	1,878,740	-0-	904,973	2,090,261	693,452	$2,783,713
CG at Twin Lakes	-0-	4,966,922	-0-	6,024,980	5,030,901	5,961,001	$10,991,902
Colonial Promenade Trussville II	-0-	1,476,871	-0-	5,332,845	1,480,099	5,329,617	$6,809,716
Colonial TownPark Mixed Use	-0-	4,886,399	-0-	24,333,066	4,886,399	24,333,065	$29,219,465
Other Miscellaneous Projects	-0-	-0-	-0-	2,344,931	2,344,931		$2,344,931
Unimproved Land:
Colonial Center Mansell Infrastructure	-0-	2,664,265	-0-	7,891,348	10,555,613	-0-	$10,555,613
Colonial TownPark Infrastructure	-0-	16,123,817	-0-	(212,683)	15,911,134	-0-	$15,911,134
Colonial Center Heathrow	-0-	12,250,568	-0-	1,080,263	13,330,832	-0-	$13,330,832
CV at TownPark Infrastructure	-0-	1,184,919	-0-	3,956,831	5,141,750	-0-	$5,141,750
CG at Wesleyan III	-0-	230,643	-0-	8,691	239,334	-0-	$239,334
Lakewood Ranch	-0-	47,990	-0-	2,745,941	2,793,931	-0-	$2,793,931
Corporate Assets	-0-	-0-	-0-	8,684,228	-0-	8,684,228	$8,684,228
Other Land	-0-	1,143,896	-0-	(781,444)	362,452	-0-	$362,452

	$368,435,593	$323,217,581	$1,162,489,977	$1,024,741,706	$327,688,733	$2,182,760,531	$2,510,449,264

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Date
			Acquired/
	Accumulated	Date	Placed in	Depreciable
Description	Depreciation	Completed	Service	Lives-Years

Colonial Mall Greenville	5,296,682	1965/89/99	1999		3-40	Years
Colonial Mall Lakeshore	6,673,755	1984-87	1997		3-40	Years
Colonial Mall Staunton	3,839,984	1969/86/97	1997		3-40	Years
Colonial Mall Temple	3,657,313	1976/91	2000		3-40	Years
Colonial Mall Valdosta	6,594,057	1982-85	1997		3-40	Years
Colonial Mall Macon	32,979,324	1975/88/97	1975/88		3-40	Years
Colonial Mayberry Mall	926,073	1968/86	1997		3-40	Years
Colonial Promenade Beechwood	4,551,255	1963/92	1997		3-40	Years
Colonial Promenade Burnt Store	2,104,463	1990	1994		3-40	Years
Colonial Promenade Hunter’s Creek	2,676,214	1993/95	1996		3-40	Years
Colonial Promenade Lakewood	2,645,285	1995	1997		3-40	Years
Colonial Promenade Montgomery	4,358,564	1990	1993		3-40	Years
Colonial Promenade Montgomery North	963,947	1997	1995		3-40	Years
Colonial Promenade Northdale	2,306,419	1988/00	1995		3-40	Years
Colonial Promenade Trussville	2,592,870	2000	1998		3-40	Years
Colonial Promenade Tutwiler Farm	1,429,123	2000	1999		3-40	Years
Colonial Promenade University Park	5,661,178	1986/89	1993		3-40	Years
Colonial Promenade Wekiva	3,066,234	1990	1996		3-40	Years
Colonial Promenade Winter Haven	1,593,053	1986	1995		3-40	Years
Colonial Shoppes Bear Lake	1,674,770	1990	1995		3-40	Years
Colonial Shoppes Bellwood	1,926,664	1988	1988		3-40	Years
Colonial Shoppes Inverness	279,004	1984	1997		3-40	Years
Colonial Shoppes McGehee	2,266,918	1986	1986		3-40	Years
Colonial Shoppes Quaker Village	1,528,805	1968/88/97	1997		3-40	Years
Colonial Shoppes Stanley	366,571	1987/96	1997		3-40	Years
Colonial Shoppes Yadkinville	756,774	1971/97	1997		3-40	Years
Olde Town Shopping Center	1,216,057	1978/90	1978/90		3-40	Years
P&S Building	672,114	1946/76/91	1974		3-40	Years
Rivermont Shopping Center	520,191	1986/97	1997		3-40	Years
Shoppes at Colonnade	110,088	1989	2002		3-40	Years
Active Redevelopment Projects:
Colonial Mall Myrtle Beach	8,304,088	1986	1996		3-40	Years
Colonial Shoppes Clay	2,954,883	1982	1982		3-40	Years
Colonial University Village	11,960,443	1973/84/89	1973/84/89		3-40	Years
Active Development Projects:
CG at Mallard Creek	-0-	N/A	2003		N/A
CG at Silverado	-0-	N/A	2003		N/A
CG at Twin Lakes	-0-	N/A	2001		N/A
Colonial Promenade Trussville II	-0-	N/A	2002		N/A
Colonial TownPark Mixed Use	38,220	N/A	1998		N/A
Other Miscellaneous Projects	-0-	N/A	2002		N/A
Unimproved Land:
Colonial Center Mansell Infrastructure	-0-	N/A	1997		N/A
Colonial TownPark Infrastructure	-0-	N/A	1999		N/A
Colonial Center Heathrow	-0-	N/A	2002		N/A
CV at TownPark Infrastructure	-0-	N/A	2000		N/A
CG at Wesleyan III	-0-	N/A	1996		N/A
Lakewood Ranch	-0-	N/A	1999		N/A
Corporate Assets	5,720,644	N/A	N/A		3-7	Years
Other Land	-0-	N/A	N/A		N/A

	$425,487,602

S-2