Form 10-Q
period 2004-03-31
COLONIAL PROPERTIES TRUST
filed 2004-05-07
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                Commission File Number: 1-12358
March 31, 2004


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

         YES   x        NO
             -----         -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

         YES   x        NO
             -----         -----


         As of May 3, 2004, Colonial Properties Trust had 27,014,637 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q


                                                                          Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets as of
                  March 31, 2004 and December 31, 2003                      3

                  Consolidated Condensed Statements of Income and
                  Comprehensive Income for the Three Months Ended
                  March 31, 2004 and 2003                                   4

                  Consolidated Condensed Statements of Cash Flows
                  for the Three Months Ended March 31, 2004 and 2003        5

                  Notes to Consolidated Condensed Financial Statements      6

                  Report of Independent Auditors                           13

         Item 2.  Management's Discussion and Analysis of Financial        14
                       Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about
                       Market Risk                                         21

               Item 4. Controls and Procedures                             22

PART II:  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         22

SIGNATURES                                                                 22

EXHIBITS                                                                   23

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      March 31,
                                                                                        2004        December 31,
                                                                                    (Unaudited)         2003
                                                                                    ------------    -----------
 ASSETS
 Land, buildings, & equipment                                                        $ 2,404,608    $ 2,378,835
 Undeveloped land and construction in progress                                           117,357        114,262
 Less: Accumulated depreciation                                                         (437,867)      (419,827)
 Real estate assets held for sale, net                                                     5,775         11,691
                                                                                     -----------    -----------
       Net real estate assets                                                          2,089,873      2,084,961

 Cash and equivalents                                                                     20,781          8,070
 Restricted cash                                                                           2,010          1,879
 Accounts receivable, net                                                                  9,659         10,262
 Notes receivable                                                                          3,425          2,504
 Prepaid expenses                                                                          5,814          6,587
 Deferred debt and lease costs                                                            25,673         25,832
 Investment in partially owned entities                                                   38,353         37,496
 Other assets                                                                             17,144         17,336
                                                                                     -----------    -----------
                                                                                     $ 2,212,732    $ 2,194,927
                                                                                     -----------    -----------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Notes and mortgages payable                                                         $ 1,057,228    $ 1,050,145
 Unsecured credit facility                                                               214,810        205,935
 Mortgages payable related to real estate held for sale                                    3,400         11,785
                                                                                     -----------    -----------
       Total long-term liabilities                                                     1,275,438      1,267,865

 Accounts payable                                                                         22,967         19,537
 Accrued interest                                                                         14,228         14,916
 Accrued expenses                                                                         10,760          6,990
 Tenant deposits                                                                           3,290          3,239
 Unearned rent                                                                             2,559          6,878
 Other liabilities                                                                         3,134          3,715
                                                                                     -----------    -----------
       Total liabilities                                                               1,332,376      1,323,140
                                                                                     -----------    -----------
 Minority interest:
 Preferred units                                                                         100,000        100,000
 Common units                                                                            169,961        170,054
                                                                                     -----------    -----------
       Total minority interest                                                           269,961        270,054
                                                                                     -----------    -----------
 Preferred shares of beneficial interest, $.01 par value, 10,000,000 shares 9
       1/4% Series C Cumulative Redeemable Preferred Shares of
            Beneficial Interest, liquidation preference $25 per share,
            2,000,000 shares issued and outstanding                                           20             20
       8 1/8% Series D Cumulative Redeemable Preferred Shares of
            Beneficial Interest, liquidation preference $25 per depositary share,
            5,000,000 depositary shares issued and outstanding                                 5              5
 Common shares of beneficial interest, $.01 par value, 65,000,000 shares authorized; 32,556,446 and 32,017,347 shares issued at March 31, 2004
       and December 31, 2003, respectively                                                   326            320
 Additional paid-in capital                                                              885,884        873,342
 Cumulative earnings                                                                     477,323        458,184
 Cumulative distributions                                                               (599,692)      (576,095)
 Treasury shares, at cost; 5,623,150 shares at March 31, 2004 and December 31, 2003     (150,163)      (150,163)
 Accumulated other comprehensive loss                                                     (1,541)        (1,721)
 Deferred compensation on restricted shares                                               (1,767)        (2,159)
                                                                                     -----------    -----------
       Total shareholders' equity                                                        610,395        601,733
                                                                                     -----------    -----------
                                                                                     $ 2,212,732    $ 2,194,927
                                                                                     -----------    -----------

 The accompanying notes are an integral part of these financial statements.


                            COLONIAL PROPERTIES TRUST
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                            (in thousands, except per
                                   share data)
                              ---------------------

                                                                    Three Months Ended
                                                                         March 31,
                                                                  --------------------
                                                                    2004        2003
                                                                  --------    --------
Revenue:
Minimum rent                                                      $ 69,426    $ 64,325
Percentage rent                                                        681         566
Tenant recoveries                                                    9,731      10,124
Other property related revenue                                       4,480       5,108
Other non-property related revenue                                   1,330       1,098
                                                                  --------    --------
Total revenue                                                       85,648      81,221
                                                                  --------    --------

Operating Expenses:
Property operating expenses:
General operating expenses                                           6,108       5,737
Salaries and benefits                                                4,024       3,596
Repairs and maintenance                                              8,474       8,167
Taxes, licenses, and insurance                                       8,231       7,810
General and administrative                                           5,460       4,803
Depreciation                                                        20,836      19,312
Amortization                                                         2,557       1,963
                                                                  --------    --------
Total operating expenses                                            55,690      51,388
                                                                  --------    --------
Income from operations                                              29,958      29,833
                                                                  --------    --------

Other income (expense):
Interest expense                                                   (16,308)    (16,336)
Income from investments                                                249          85
Loss on hedging activities                                             (80)       (237)
Gains from sales of property                                         1,002          29
Other                                                                  (20)        181
                                                                  --------    --------
Total other income (expense)                                       (15,157)    (16,278)
                                                                  --------    --------
Income before minority interest and discontinued operations         14,801      13,555

Minority interest in CRLP - common unitholders                      (2,532)     (2,329)
Minority interest in CRLP - preferred unitholders                   (2,055)     (2,218)
                                                                  --------    --------
Income from continuing operations                                   10,214       9,008
                                                                  --------    --------

Income from discontinued operations                                    149         548
Gain on disposal of discontinued operations                          9,391       9,627
Minority interest in CRLP from discontinued operations              (2,670)     (3,183)
                                                                  --------    --------
Income from discontinued operations                                  6,870       6,992
                                                                  --------    --------
Net income                                                          17,084      16,000
                                                                  --------    --------
Dividends to preferred shareholders                                 (3,695)     (3,891)
                                                                  --------    --------
Net income available to common shareholders                       $ 13,389    $ 12,109
                                                                  --------    --------

Net income per common share - Basic:
             Income from continuing operations                    $   0.24    $   0.22
             Income from discontinued operations                      0.26    $   0.30
                                                                  --------    --------
             Net income per common share - Basic                  $   0.50    $   0.52
                                                                  --------    --------

Net income per common share - Diluted:
             Income from continuing operations                    $   0.24    $   0.22
             Income from discontinued operations                      0.26        0.30
                                                                  --------    --------
             Net income per common share - Diluted                $   0.50    $   0.52
                                                                  --------    --------

Weighted average common shares outstanding:
             Basic                                                  26,670      23,236
             Diluted                                                27,045      23,405
                                                                  --------    --------

 STATEMENTS OF COMPREHENSIVE INCOME
         Net income available to common shareholders              $ 13,389    $ 12,109
         Other comprehensive income
              Unrealized income on cash flow hedging activities        180         200
                                                                  --------    --------
         Comprehensive income                                     $ 13,569    $ 12,309
                                                                  --------    --------

The accompanying notes are an integral part of these consolidated financial statements.


                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------------------
                                                                                2004        2003
                                                                              ---------   --------
Cash flows from operating activities:
     Net  income                                                              $ 17,084    $ 16,000
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                          23,546      21,670
         Income from unconsolidated subsidiaries                                  (249)        (85)
         Distribution to preferred unitholders of CRLP                           2,055       2,218
         Minority interest                                                       5,202       5,512
         Gains from sales of property                                          (10,393)     (9,656)
         Other                                                                     -0-          88
     Decrease (increase) in:
         Restricted cash                                                          (131)         56
         Accounts receivable                                                       789         917
         Prepaid expenses                                                          773       1,121
         Other assets                                                             (655)     (1,984)
     Increase (decrease) in:
         Accounts payable                                                        3,430      (1,370)
         Accrued interest                                                         (688)     (2,250)
         Accrued expenses and other                                             (1,117)     (1,434)
                                                                              --------    --------
            Net cash provided by operating activities                           39,646      30,803
                                                                              --------    --------
Cash flows from investing activities:
     Acquisition of properties                                                 (13,136)        -0-
     Development expenditures                                                  (19,257)     (3,316)
     Tenant improvements                                                        (4,351)     (4,167)
     Capital expenditures                                                       (2,835)     (3,133)
     Proceeds from sales of property, net of selling costs                      23,434      30,734
     Proceeds from (issuance of) notes receivable, net                            (921)        132
     Distributions from unconsolidated subsidiaries                                687         615
     Capital contributions to unconsolidated subsidiaries                       (1,295)       (139)
                                                                              --------    --------
            Net cash provided by (used in) investing activities                (17,674)     20,726
                                                                              --------    --------
Cash flows from financing activities:
     Proceeds from additional borrowings                                           -0-      63,686
     Proceeds from Dividend Reinvestment Plan and exercise of stock options     14,059       7,185
     Principal reductions of debt                                               (1,302)    (90,174)
     Net change in revolving credit balances                                     8,875       5,451
     Dividends paid to common and preferred shareholders                       (23,597)    (21,465)
     Distributions to minority partners in CRLP                                 (6,942)     (7,086)
     Other, net                                                                   (354)        622
                                                                              --------    --------
            Net cash used in financing activities                               (9,261)    (41,781)
                                                                              --------    --------
            Increase in cash and equivalents                                    12,711       9,748
Cash and equivalents, beginning of period                                        8,070       6,236
                                                                              --------    --------
Cash and equivalents, end of period                                           $ 20,781    $ 15,984
                                                                              ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

         The consolidated financial statements of Colonial Properties Trust have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2003 audited consolidated financial statements of Colonial Properties Trust and should be read together with the financial statements and notes thereto included in the Form 10-K.

Note 1 -- Organization and Business

         As used herein, "the Company" or "Colonial" means Colonial Properties Trust, an Alabama real estate investment trust ("REIT"), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership ("CRLP"), Colonial Properties Services, Inc. ("CPSI") and Colonial Properties Services Limited Partnership ("CPSLP"). The Company was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company's activities include ownership and operation of a diversified portfolio of properties located in the Sunbelt region of the United States, consisting of 45 multifamily apartment communities, 27 office properties and 45 retail properties, as of March 31, 2004.

Note 2 -- Summary of Significant Accounting Policies

         Basis of Presentation

         The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned at March 31, 2004, approximately 72.2% interest in the partnership. Due to the Company's ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes.

         Entities in which the Company owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method, except as discussed below. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. During December 2003, the Company entered into a 10% investment in a partnership interest of three multifamily properties that is accounted for on the cost basis of accounting because the Company does not control nor maintain decision making rights of the partnership.

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

         Unaudited Interim Statements

         The consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

         Reclassifications

         Certain reclassifications have been made to the previously reported 2003 statements in order to provide comparability with the 2004 statements reported herein. These reclassifications have no impact on shareholders' equity or net income.

         Recent Pronouncements of the Financial Accounting Standards Board ("FASB")

         On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB revised FIN 46 through the release of FIN 46R, which clarified certain aspects of FIN 46 and contained certain provisions that deferred the effective date of FIN 46 to periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

         The Company has identified certain relationships that it deems to be VIEs in which it holds a significant variable interest. As disclosed in Note 9, relative to these entities, the Company's maximum exposure to loss is limited to the carrying value of the Company's investments in those entities, which is $38.4 million as of March 31, 2004. In addition to these VIEs, the Company considers its relationship with two other entities to also be VIEs. These other entities primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees. The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $5.0 million as of March 31, 2004, which results in a total maximum exposure to the Company attributable to all VIEs in the aggregate amount of $43.4 million. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated financial statements.


Note 3 -- Acquisition and Disposition Activity


         On February 12, 2004, the Company acquired the DRS Building, a 215,485 square foot office building, located in Huntsville, Alabama. The DRS Building was completed in 1984 and is located adjacent to our existing development Colonial Center at Research Park. The total purchase price was $13.1 million and was funded through borrowings on our unsecured line of credit. Of the total purchase price, $12.5 million was allocated to land, buildings and equipment, $0.4 million to other assets, $0.4 million to prepaid leasing commissions and ($0.2) million to other liablities.

         On March 1, 2004, the Company sold Colonial Promenade University Park I, a 215,590 square-foot retail asset located in Orlando, Florida. The total sales price was $21.3 million, which was used to repay a portion of the borrowings under the Company's unsecured line of credit. The mortgage associated with this property of approximately $11.8 million was transferred to another previously unsecured property within the Company's portfolio. Additionally, the Company sold certain outparcels of land adjacent to Colonial Center Heathrow in Orlando, Florida and Colonial Promenade Northdale Court in Tampa, Florida for total proceeds of approximately $2.3 million, which was used to repay a portion of the borrowings on our unsecured line of credit.


Note 4 -- Financing Activity


         On February 18, 2004, CRLP modified the terms of the $100.0 million 8.875% Series B Preferred Units (the "Preferred Units"), which were originally issued in a private placement. Under the modified terms, the Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Company, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.


Note 5 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands, except per share data)
                                                 Three Months Three Months
                                                     Ended      Ended
                                                    March 31,  March 31,
                                                      2004       2003
                                                   --------    --------
Numerator:
     Net income                                    $ 17,084    $ 16,000
     Less: Preferred share dividends                 (3,695)     (3,891)
                                                   --------    --------
     Net income available to common shareholders   $ 13,389    $ 12,109
                                                   --------    --------
Denominator:
Denominator for basic net income per share -
     weighted average common shares                  26,670      23,236
Effect of dilutive securities:
     Trustee and employee stock options,
      treasury method                                   375         169
                                                   --------    --------
Denominator for diluted net income per share -
     adjusted weighted average common shares         27,045      23,405
                                                   --------    --------
         Basic net income per share                $   0.50    $   0.52
                                                   --------    --------
         Diluted net income per share              $   0.50    $   0.52
                                                   --------    --------


         All options to purchase the Company's common shares were included in the computation of diluted net income per share.

Note 6 -- Income from Discontinued Operations

         During the quarter ended March 31, 2004, the Company sold one retail asset for proceeds of approximately $21.3 million. In accordance with SFAS No. 144 Accounting for the Impairment on Disposal of Long-Lived Assets, net income and gain (loss) on disposition of real estate for properties sold, in which the Company does not maintain continuing involvement, are reflected in the consolidated statements of income as "discontinued operations" for all periods presented. Additionally, the Company classifies real estate assets as held for sale, only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of the Company's management it is probable the asset will sell within the next 12 months. At March 31, 2004, the Company had classified one multifamily asset, containing 178 units located in Savannah, Georgia as held for sale. This real estate asset is reflected in the accompanying consolidated balance sheet at $5.8 million at March 31, 2004, which represents the lower of depreciated cost or fair value less costs to sell. Following is a listing of the properties we disposed in 2004 and 2003 that are classified as discontinued operations:


                 Property                         Location               Date           Units/Square Feet
------------------------------------------- --------------------- -------------------- ---------------------
Multifamily
     Colonial Grand at Citrus Park          Tampa, FL                      March 2003                   176
------------------------------------------- --------------------- -------------------- ---------------------
Office
     2100 International Park                Birmingham, AL             September 2003                29,000
------------------------------------------- --------------------- -------------------- ---------------------
Retail
     Colonial Promenade Bardmoor            St. Petersburg, FL             March 2003               152,667
     Colonial Promenade University Park I   Orlando, FL                    March 2004               215,485


         Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations. All subsequent gains and or additional losses on the sale of these assets are also included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold during 2004 and 2003 that are classified as discontinued operations:

                                                                              Three Months Ended
       (amounts in thousands)                                                      March 31,
                                                                              2004          2003
                                                                          ---------------------------
 Property revenues:
       Base rent                                                                 $ 606       $ 1,507
       Percentage rent                                                               -            (4)
       Tenant recoveries                                                            90           201
       Other property revenue                                                       21            42
                                                                          ---------------------------
 Total property revenues                                                           717         1,746

 Property operating and maintenance expense                                        251           563
 Depreciation                                                                      139           372
 Amortization                                                                       13            23
 Interest expense                                                                  165           240
                                                                          ---------------------------
                                                                                   568         1,198
 Income from discontinued operations before net gain
       on disposition of discontinued operations                                   149           548
 Net gain on disposition of discontinued operations                              9,391         9,627
 Minority interest in CRLP from discontinued operations                         (2,670)       (3,183)
                                                                          ---------------------------

 Income from discontinued operations                                           $ 6,870       $ 6,992
                                                                          ===========================

Note 7 -- Shareholders' Equity

         The following table presents the changes in the issued and outstanding common shares of beneficial interest since December 31, 2003 (excluding 10,361,034 units at March 31, 2004 and December 31, 2003, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

 Outstanding at December 31, 2003                                    32,017,347
     Common shares issued through dividend reinvestments                225,659
     Share options exercised                                            318,379
     Restricted shares issued/cancelled, net                             (6,659)
     Other employee and non-employee share plans                          1,721
------------------------------------------------------------------ -------------
 Outstanding at March 31, 2004                                       32,556,446
------------------------------------------------------------------ -------------

Note 8 -- Segment Information

         The Company is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2003 Annual Report. The pro rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the three months ended March 31, 2004 and 2003, and for the periods ended March 31, 2004 and December 31, 2003 is presented below:

                                                                        Three Months Ended
                                                                              March 31,
                                                                 -----------------------------------
    (in thousands)                                                    2004               2003
                                                                 ----------------  -----------------
Revenues:
    Divisional Revenues
       Multifamily                                                      $ 26,548           $ 24,406
       Office                                                             24,016             22,669
       Retail                                                             38,556             38,836
                                                                 ----------------  -----------------
            Total Divisional Revenues:                                    89,120             85,911

    Partially-owned subsidiaries                                          (4,063)            (3,927)
    Unallocated corporate revenues                                         1,308                983
    Discontinued operations revenues                                        (717)            (1,746)
                                                                 ----------------  -----------------
            Total Consolidated Revenues:                                $ 85,648           $ 81,221
                                                                 ----------------  -----------------
NOI:
    Divisional NOI
       Multifamily                                                      $ 16,175           $ 15,325
       Office                                                             17,001             15,884
       Retail                                                             27,198             27,213
                                                                 ----------------  -----------------
            Total Divisional NOI:                                         60,374             58,422

    Partially-owned subsidiaries                                          (2,378)            (2,269)
    Unallocated corporate revenues                                         1,308                983
    Discontinued operations NOI                                             (471)            (1,185)
    General and administrative expenses                                   (5,460)            (4,803)
    Depreciation                                                         (20,836)           (19,312)
    Amortization                                                          (2,557)            (1,963)
    Other                                                                    (22)               (40)
                                                                 ----------------  -----------------
       Income from operations                                             29,958             29,833
                                                                 ----------------  -----------------
    Total other expense                                                  (15,157)           (16,278)
                                                                 ----------------  -----------------
       Income before minority interest                                  $ 14,801           $ 13,555
                                                                 ----------------  -----------------

    (in thousands)                                                  March 31,        December 31,
Assets:                                                               2004               2003
                                                                 ----------------  -----------------
    Divisional Assets
       Multifamily                                                     $ 675,366          $ 677,469
       Office                                                            624,335            607,154
       Retail                                                            922,168            931,894
                                                                 ----------------  -----------------
            Total Divisional Assets:                                   2,221,869          2,216,517

    Partially-owned subsidiaries                                        (116,208)          (117,271)
    Unallocated corporate assets (1)                                     107,071             95,681
                                                                 ----------------  -----------------
                                                                     $ 2,212,732        $ 2,194,927
                                                                 ----------------  -----------------

(1) Includes the Company's investment in partially-owned entities of $38,353 as of March 31, 2004, and $37,496 as of December 31, 2003.


Note 9 -- Investment in Partially Owned Entities

         At March 31, 2004, the Company had investments in ten partially-owned entities. The Company accounts for these investments in partially-owned entities using the equity method, except for the DRA Partnership, which is accounted for on the cost basis as discussed in Note 2 - Summary of Significant Accounting Policies. The following table summarizes the investments in partially owned entities as of March 31, 2004 and December 31, 2003:


                                                                                        (in thousands)
                                                                 Percent          March 31,        December 31,
                                                                  Owned             2004               2003
                                                                ----------    ------------------  ---------------
         Multifamily:
         CMS/Colonial Joint Venture I                              15.00%   $             1,849   $        1,923
         CMS/Colonial Joint Venture II                             15.00%                   653              689
         DRA Partnership                                           10.00%                 2,287            2,284
                                                                              ------------------    -------------
                                                                                          4,789            4,896

         Office:
         600 Building Partnership, Birmingham, AL                  33.33%                   (8)              (8)

         Retail:
         Orlando Fashion Square Joint Venture, Orlando, FL         50.00%                19,518           19,698
         Parkway Place Limited Partnership, Huntsville, AL         45.00%                11,695           10,493
         Colonial Promenade Madison, Huntsville, AL                25.00%                 2,336            2,341
         Highway 150, LLC, Birmingham, AL                          10.00%                    48               56
                                                                              ------------------    -------------
                                                                                         33,597           32,588
         Other:
         Colonial/Polar-BEK Management Company,
           Birmingham, AL                                          50.00%                    14               36
         NRH Enterprises, LLC, Birmingham, AL                      20.00%                  (39)             (16)
                                                                              ------------------    -------------
                                                                                           (25)               20
                                                                            --------------------  ---------------
                                                                            $            38,353   $       37,496
                                                                            ====================  ===============

Note 10 -- Financial Instruments: Derivatives and Hedging

         The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

         The Company has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at March 31, 2004. The notional value at March 31, 2004 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                            Fair Value
                                                            Interest                    At March 31, 2004
          Product Type                Notional Value          Rate        Maturity        (in thousands)
--------------------------------- ----------------------- ------------- ------------- -----------------------
Interest Rate SWAP, Cash Flow     $30.2 - $27.7 million         5.932%       1/01/06  $         (2,058)
Interest Rate CAP, Cash Flow          $21.1 million             6.850%       6/29/04                 -
Interest Rate CAP, Cash Flow          $17.9 million             6.850%       7/06/04                 -
Interest Rate CAP, Cash Flow          $30.4 million            11.200%       6/30/06                 2
Interest Rate CAP, Cash Flow          $16.4 million             4.840%        4/1/06                13
Interest Rate CAP, Cash Flow          $25.9 million             4.840%        4/1/06                20
Interest Rate CAP, Cash Flow           $8.4 million             4.840%        4/1/06                 6


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

         At March 31, 2004, derivatives with a fair value of $2.1 million were included in other liabilities. The change in net unrealized gains/losses of $0.2 million in the quarter ending March 31, 2004 for derivatives designated as cash flow hedges is a component of shareholders' equity. Hedge ineffectiveness of $0.1 million on cash flow hedges was recognized in other income (expense) during the quarter ended March 31, 2004.

Note 11 -- Subsequent Events

         Acquisitions

         On April 2, 2004, the Company acquired Colonial Grand at Arringdon, a 320-unit multifamily asset located in Raleigh/Durham, North Carolina. Colonial Grand at Arringdon was a development that was completed in the second quarter of 2003 and was acquired with a 90.0% physical occupancy. The total purchase price was $26.8 million and was funded through borrowings on our unsecured line of credit. The Company served as development consultant and leasing and management agent for the third-party developer in connection with this property. For the Company's involvement and a loan guarantee agreement, the Company had a first right of refusal to purchase the property.

         On April 8, 2004, the Company acquired Kingwood Commons, a 164,385 square-foot retail lifestyle center located in the northeastern submarket of Houston, Texas. The first development phase of Kingwood Commons was completed in 2001, which positioned the property as a neighborhood grocery center, anchored by Randall's grocery store, a division of Safeway, Inc. The property expanded and broadened its tenants, creating a lifestyle center, through the next two phases of development, which completed construction in 2004. Upon acquisition, Kingwood Commons included high-end retailers such as Talbot's, Chico's, Ann Taylor Loft, Jos. A. Banks, Bombay/Bombay Kids, James Avery, and Carrabba's Italian Grill. The total purchase price was $34.5 million and was funded through borrowings on our unsecured line of credit.

         Financing Activity

         On April 2, 2004, the Company completed a $100.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in April 2011 bear a coupon rate of 4.80%, and were priced to yield an effective rate of 4.82% over the seven year term. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

         Distribution

         On April 21, 2004, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.67 per share and per unit, totaling $25.0 million. The distribution was declared to shareholders and partners of record as of May 3, 2004, and will be paid on May 10, 2004.

REPORT OF INDEPENDENT AUDITORS



To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the "Company") as of March 31, 2004, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2004 and 2003, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                              /s/ PricewaterhouseCoopers LLP
                                                  PricewaterhouseCoopers LLP





Birmingham, Alabama
April 21, 2004

                            COLONIAL PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Properties Trust and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Such factors include, among others, the following:

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

         We are a self-administered equity real estate investment trust (a "REIT") that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. Our activities include full or partial ownership of a diversified portfolio of 117 properties as of March 31, 2004, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As of March 31, 2004, we owned or maintained a partial ownership in 45 multifamily apartment communities containing a total of 16,314 apartment units (the "multifamily properties"), 27 office properties containing a total of approximately 5.7 million square feet of office space (the "office properties"), 45 retail properties containing a total of approximately 15.2 million square feet of retail space (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of March 31, 2004, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 95.3%, 90.1% and 88.9% leased, respectively.

         We are the direct general partner of, and hold approximately 72.2% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership ("CRLP"). We conduct all of our business through the Operating Partnership, Colonial Properties Services Limited Partnership ("CPSLP"), which provides management services for the Properties, and Colonial Properties Services, Inc. ("CPSI"), which provides management services for properties owned by third parties.


         As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest - multifamily, office and retail - provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.


         The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended March 31, 2004 and 2003:

                                                                As of and for the
                                                             Quarter Ended March 31,
                                                   -------------------------------------------
                                                           2004                  2003
                                                   -------------------- ----------------------
            Multifamily Properties
----------------------------------------------
      Physical Occupancy                                         95.3%                  92.8%
      Economic Occupancy (1)                                     80.3%                  79.1%
      Same-Property NOI Growth (2)                                1.8%                  -8.2%

      End of Month Scheduled Base
           Rent per Unit per Month                               $ 796                  $ 799
      Capital Expenditures per Unit                              $ 122                   $ 95

              Office Properties
----------------------------------------------

      Physical Occupancy                                         90.1%                  91.2%
      Same-Property NOI Growth (2)                               -1.0%                  -5.9%
      Base Rent per Square Foot                                $ 18.39                $ 19.29
      Capital Expenditures per Square Foot                      $ 0.41                 $ 0.83

              Retail Properties
----------------------------------------------

      Same-Property NOI Growth (2)                                0.3%                   2.4%

 Regional Malls:
      Physical Occupancy                                         90.4%                  89.7%
      Base Rent per Square Foot                                $ 22.15                $ 22.21
      Tenant Gross Sales per Square Foot                      $ 274.37               $ 267.31

 Shopping Centers:
      Physical Occupancy                                         86.1%                  85.7%
      Base Rent per Square Foot                                $ 14.31                $ 13.30
      Tenant Gross Sales per Square Foot                      $ 225.69               $ 233.04

 (1) Economic Occupancy represents scheduled base rents, less vacancy loss and concessions, divided by scheduled base rents.
 (2) NOI amounts are based on our segment data. See Note 8 - Segment Information in our Notes to Consolidated Condensed Financial Statements.


         As a result of the recent economic downturn in the United States, our operations have been negatively impacted. Our multifamily properties have been impacted by a liberal supply of new apartments and a robust single-family housing market, driven by low interest rates and weak job growth. However, our multifamily division's physical occupancy percentage rose to 95.3% as of March 31, 2004, and our economic occupancy remained fairly stable at 80.3%, as a result of the move-in concessions being offered to our new residents. Although there are signs of current job growth and discussions of rising interest rates, we remain cautiously optimistic of how soon sustained job growth will be, but believe these factors should allow our multifamily division to improve its fundamentals in the quarters ahead.

         Our office properties continue to be negatively impacted by the absence of corporate hiring and a "buyers market" for office space in which increased tenant leverage put pressure on current rental rates. As a result, our office division's base rent per square foot decreased from $19.29 in the first quarter of 2003 to $18.39 in the first quarter of 2004, or a -4.7% change. Additionally, during the year ending December 31, 2003, we had approximately 183,000 square feet of early lease terminations and received lease termination fees on a portion of the terminations of approximately $2.6 million from our office properties. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. We presently believe the office sector will remain challenged thoughout 2004 and improved operating performance may be achieved in 2005.

         For the first quarter of 2004, our retail same property net operating income increased 0.3% over the same period in 2003. During the first quarter of 2003 our retail properties recognized lease termination fees of $0.5 million as compared to $0.1 million in the first quarter of 2004. Excluding the effects of lease termination fees, our retail same property net operating income for the first quarter of 2004 would have been an increase of 1.6% over the first quarter of 2003. During the first quarter of 2004, we completed the redevelopment of one retail shopping center with total costs of approximately $4.3 million, and continued the redevelopment of two retail malls with total estimated costs of approximately $47.7 million. As with any development, future rental income will be affected by the timing of completion of the redevelopment projects and the ability to timely lease the space at market rental rates. Throughout the recent economic downturn, consumer confidence has remained strong. As a result, we currently expect our retail division to show continued improved operating performance throughout 2004.

Results of Operations -- Three Months Ended March 31, 2004 and 2003

         Minimum rent for the quarter ended March 31, 2004 increased $5.1 million or 7.9% as compared with the quarter ended March 31, 2003. Minimum rent increased $3.6 million as a result of the acquisitions of Colonial Grand at Metrowest, Colonial Village at Quarry Oaks, Colonial Center Research Place, and the DRS Building, coupled with the completion of Colonial Center at TownPark 200, the retail portion of Colonial TownPark and Colonial Promenade Trussville II, which were completed developments in 2003. The remaining increase is primarily a result of an increase in leasing activity within our multifamily division and an increase in straight-line rent revenue as a result of new leases commencing in our office and retail divisions with reduced rental rates in the earlier months of the new leases.

         Other property related revenue for the quarter ended March 31, 2004 decreased $0.6 million or 12.3% as compared with the quarter ended March 31, 2004. This decrease is primarily attributable to a decrease in early lease terminations within our office and retail divisions in 2004 as compared to 2003.

         General and administrative corporate expenses for the quarter ended March 31, 2004 increased $0.7 million or 13.7% as compared to the quarter ended March 31, 2003. The increase is primarily attributable to the write-off of approximately $0.5 million of acquisitions costs related to acquisition opportunities that did not occur. The remaining increase is primarily due to an increase in recruiting and hiring costs related to the replacement of our Chief Financial Officer who retired in the first quarter of 2004 and other new employees.

         Depreciation and amortization expenses for the quarter ended March 31, 2004 increased $2.1 million or 10.0% as compared to the quarter ended March 31, 2003. $1.2 million of the increase is related to depreciation and amortization on the properties acquired and developed during 2003. The remaining increase primarily relates to the amortization of debt costs related to the financing transactions completed in 2003.

         Gains from sales of property included in continuing operations for the quarter ended March 31, 2004 increased $1.0 million as compared to the quarter ended March 31, 2003. The increase is a result of the sale of two larger parcels of land in the first quarter of 2004 as compared to the sale of two smaller parcels of land in the first quarter of 2003. The operating property sales that occurred in the first quarter of 2004 and 2003 are classified as discontinued operations.

Liquidity and Capital Resources

         Short-Term Liquidity Needs

         Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly dividends and distributions that we pay to our common and preferred shareholders and holders of partnership units in CRLP. In the past, we have primarily satisfied these requirements through cash generated from operations. We believe that cash generated from operations and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our cash flow.

         The majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest - multifamily, office and retail - provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

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

         Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the first quarter of 2004, we sold one retail property representing 215,590 square-feet. The total sales price was $21.3 million, which was used to repay a portion of the borrowings under our unsecured line of credit and the mortgage associated with this property of approximately $11.8 million was transferred to another previously unsecured property within the Company's portfolio. Additionally, we sold certain outparcels of land adjacent to two of our existing properties for total proceeds of approximately $2.3 million, which was used to repay a portion of the borrowings under our unsecured line of credit. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

         As of March 31, 2004, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had an outstanding balance of $214.8 million at March 31, 2004. The floating weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 1.85% at March 31, 2004.

         At March 31, 2004, our total outstanding debt balance was $1.3 billion. The outstanding balance includes fixed-rate debt of $924.5 million, or 72.5% of the total debt balance, and floating-rate debt of $350.9 million, or 27.5% of the total debt balance. Our total market capitalization as of March 31, 2004 was $3.1 billion and our ratio of debt to market capitalization was 41.5%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2004, we were in compliance with these covenants.

         Investing Activities

         During the first quarter of 2004, we acquired one office property containing 215,485 square feet at a cost of $13.1 million. We completed the redevelopment of the 66,302 square foot Colonial Shoppes Clay, a retail asset located in Birmingham, Alabama for a total cost of $4.3 million.

         During the first quarter of 2004, we continued the development of three multifamily apartment communities. These communities, if developed as expected, will contain 950 units, and the total investment, including land acquisition costs, is projected to be approximately $74.4 million. We continued the development of one retail property and the redevelopment of two retail properties. Upon completion of the retail developments and redevelopments, we expect to have invested approximately $56.1 million, including land acquisition costs. Additionally, we have one ongoing mixed use project that integrates multifamily, office and/or retail products. During the first quarter of 2004, we invested an aggregate of $19.3 million in the development of these aforementioned development projects and certain parcels of land that were acquired for future development.

         We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During the first quarter of 2004, we incurred approximately $5.4 million related to tenant improvements and leasing commissions, and approximately $2.8 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

         Dividend

         The dividend on our common stock was $0.67 per share for the first quarter of 2004. We also pay regular quarterly dividends on our preferred stock and our operating partnership's preferred units. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. We also make regular quarterly distributions on common units in our operating partnership.

         Financing Transactions

          On February 18, 2004, CRLP modified the terms of the $100.0 million 8.875% Series B Preferred Units, which were originally issued in a private placement. Under the modified terms, the Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Company, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

Critical Accounting Policies and Estimates

         Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the three months ended March 31, 2004, there were no material changes to these policies.

Financial Instruments: Derivatives and Hedging

         Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

         We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at March 31, 2004. The notional value at March 31, 2004 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit or market risk.


                                                                                            Fair Value
                                                            Interest                    At March 31, 2004
          Product Type                Notional Value          Rate        Maturity        (in thousands)
--------------------------------- ----------------------- ------------- ------------- -----------------------
Interest Rate SWAP, Cash Flow     $30.2 - $27.7 million         5.932%       1/01/06  $         (2,058)
Interest Rate CAP, Cash Flow          $21.1 million             6.850%       6/29/04                 -
Interest Rate CAP, Cash Flow          $17.9 million             6.850%       7/06/04                 -
Interest Rate CAP, Cash Flow          $30.4 million            11.200%       6/30/06                 2
Interest Rate CAP, Cash Flow          $16.4 million             4.840%        4/1/06                13
Interest Rate CAP, Cash Flow          $25.9 million             4.840%        4/1/06                20
Interest Rate CAP, Cash Flow           $8.4 million             4.840%        4/1/06                 6


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

         An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At March 31, 2004, our exposure to rising interest rates was mitigated by the existing debt level of 41.5% of our total market capitalization, the high percentage of fixed rate debt (72.5%), and the use of interest rate swaps to effectively fix the interest rate on approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

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

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                ------------------------
 (in thousands, except per share and unit data)                                     2004        2003
                                                                                ------------------------

 Net income available to common shareholders                                       $ 13,389    $ 12,109
 Adjustments (consolidated):
         Minority interest in CRLP                                                    5,202       5,512
         Real estate depreciation                                                    20,728      19,381
         Real estate amortization                                                     1,399       1,125
         Consolidated gains from sales of property                                  (10,393)     (9,656)
         Gains from sale of undepreciated property                                    1,008         151

 Adjustments (unconsolidated subsidiaries):
         Real estate depreciation                                                     1,041         940
         Real estate amortization                                                        16          32

                                                                                ------------------------
 Funds from operations                                                             $ 32,390    $ 29,594
                                                                                ========================

 Funds from operations per share and unit - basic                                    $ 0.87      $ 0.88
                                                                                ------------------------
  Funds from operations per share and unit - diluted                                  $ 0.87      $ 0.87
                                                                                ------------------------

 Weighted average common shares outstanding - basic                                  26,670      23,236
 Weighted average partnership units outstanding - basic (1)                          10,361      10,576
                                                                                ------------------------
 Weighted average shares and units outstanding - basic                               37,031      33,812
 Effect of diluted securities                                                           375         169
                                                                                ------------------------
 Weighted average shares and units outstanding - diluted                             37,406      33,981
                                                                                ------------------------


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         As of March 31, 2004, we had approximately $136.1 million of outstanding floating rate mortgages. We also had approximately $214.8 million outstanding under floating rate credit facilities. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2004, in relation to our $1.3 billion of outstanding total debt, our $2.2 billion of total assets and $3.1 billion total market capitalization as of that date.

         If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.5 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.5 million. This assumes that the amount outstanding under our variable rate debt remains approximately $350.9 million, the balance as of March 31, 2004. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $60.2 million. If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $60.2 million. This assumes our total outstanding debt remains at $1.3 billion, the balance as of March 31, 2004.

         As of March 31, 2004, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.  Controls and Procedures.

         As of the end of the period covered by this report, our management, including the Chief Executive Officer and the Chief Administrative Officer, as acting Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Administrative Officer, as acting Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

(b) During the period covered by this report the Company filed or furnished, as applicable, the following reports on Form 8-K:

    Date of Event             Item Reported/Financial Statements Filed
    --------------           --------------------------------------------

   January 27, 2004      Item 12. Results of Operations and Financial Condition
     March 30, 2004      Item  5. Other Events and Required FD Disclosure


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      COLONIAL PROPERTIES TRUST


Date:  May 7, 2004                     /s/  John P. Rigrish
                                       ------------------------
                                            John P. Rigrish
                                            Chief Administrative Officer,
                                            as acting Chief Financial Officer


Date:  May 7, 2004                    /s/  Kenneth E. Howell
                                      -------------------------
                                           Kenneth E. Howell
                                           Senior Vice President and
                                           Chief Accounting Officer
                                          (Principal Accounting Officer)