Form 10-Q
period 2004-06-30
COLONIAL PROPERTIES TRUST
filed 2004-08-06
CIK 909111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 1-12358
June 30, 2004


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


         As of July 30, 2004, Colonial Properties Trust had 27,205,767 Common Shares of Beneficial Interest outstanding.

                            COLONIAL PROPERTIES TRUST
                               INDEX TO FORM 10-Q


                                                                          Page

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets as of
         June 30, 2004 and December 31, 2003                                3

         Consolidated Condensed Statements of Income and Comprehensive
         Income for the Three and Six Months Ended June 30, 2004 and 2003   4

         Consolidated Condensed Statements of Cash Flows
         for the Six Months Ended June 30, 2004 and 2003                    5

         Notes to Consolidated Condensed Financial Statements               6

         Report of Independent Registered Public Accounting Firm           16


Item 2.  Management's Discussion and Analysis of Financial                 17
                       Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        25

 Item 4. Controls and Procedures                                           26

PART II:  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                 27

SIGNATURES                                                                 27

EXHIBITS                                                                   28

                            COLONIAL PROPERTIES TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     June 30,
                                                                                       2004        December 31,
                                                                                   (Unaudited)         2003
                                                                                    -----------    -----------
 ASSETS
 Land, buildings, & equipment                                                       $ 2,662,134    $ 2,378,835
 Undeveloped land and construction in progress                                          113,824        114,262
 Less: Accumulated depreciation                                                        (457,842)      (419,827)
 Real estate assets held for sale, net                                                   15,354         11,691
                                                                                    -----------    -----------
      Net real estate assets                                                          2,333,470      2,084,961

 Cash and equivalents                                                                    35,617          8,070
 Restricted cash                                                                          2,024          1,879
 Accounts receivable, net                                                                 9,313         10,262
 Notes receivable                                                                         4,166          2,504
 Prepaid expenses                                                                         5,738          6,587
 Deferred debt and lease costs                                                           32,204         25,832
 Investment in partially owned entities                                                  54,383         37,496
 Other assets                                                                            31,804         17,336
                                                                                    -----------    -----------
                                                                                    $ 2,508,719    $ 2,194,927
                                                                                    -----------    -----------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Notes and mortgages payable                                                        $ 1,564,609    $ 1,050,145
 Unsecured credit facility                                                                 --          205,935
 Mortgages payable related to real estate held for sale                                   3,400         11,785
                                                                                    -----------    -----------
      Total long-term liabilities                                                     1,568,009      1,267,865

 Accounts payable                                                                        22,124         19,537
 Accrued interest                                                                        16,718         14,916
 Accrued expenses                                                                        18,611          6,990
 Tenant deposits                                                                          3,845          3,239
 Unearned rent                                                                            3,053          6,878
 Other liabilities                                                                        2,805          3,715
                                                                                    -----------    -----------
      Total liabilities                                                               1,635,165      1,323,140
                                                                                    -----------    -----------

 Minority interest:
 Preferred units                                                                        100,000        100,000
 Common units                                                                           166,740        170,054
 Limited partners' interest in consolidated partnership                                   1,575           --
                                                                                    -----------    -----------
      Total minority interest                                                           268,315        270,054
                                                                                    -----------    -----------

 Preferred shares of beneficial interest, $.01 par value, 10,000,000 shares 9
      1/4% Series C Cumulative Redeemable Preferred Shares of
           Beneficial Interest, liquidation preference $25 per share,
           2,000,000 shares issued and outstanding                                           20             20
      8 1/8% Series D Cumulative Redeemable Preferred Shares of
           Beneficial Interest, liquidation preference $25 per depositary share,
           5,000,000 depositary shares issued and outstanding                                 5              5
 Common shares of beneficial interest, $.01 par value, 65,000,000 shares authorized; 32,814,397 and 32,017,347 shares issued at June 30, 2004
      and December 31, 2003, respectively                                                   328            320
 Additional paid-in capital                                                             894,849        873,342
 Cumulative earnings                                                                    489,272        458,184
 Cumulative distributions                                                              (623,300)      (576,095)
 Treasury shares, at cost; 5,623,150 shares at June 30, 2004 and December 31, 2003     (150,163)      (150,163)
 Accumulated other comprehensive loss                                                    (3,698)        (1,721)
 Deferred compensation on restricted shares                                              (2,074)        (2,159)
                                                                                    -----------    -----------
      Total shareholders' equity                                                        605,239        601,733
                                                                                    -----------    -----------
                                                                                    $ 2,508,719    $ 2,194,927
                                                                                    -----------    -----------

The accompanying notes are an integral part of these financial statements.

                            COLONIAL PROPERTIES TRUST
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)
                     (in thousands, except per share data)
                              ---------------------

                                                                            Three Months Ended        Six Months Ended
                                                                                 June 30,                 June 30,
                                                                         ----------------------    ----------------------
                                                                            2004        2003          2004        2003
                                                                         ---------    ---------    ---------   ----------
Revenue:
Minimum rent                                                             $  71,896    $  64,575    $ 140,991    $ 128,558
Percentage rent                                                                641          601        1,321        1,169
Tenant recoveries                                                            9,512       10,077       19,158       20,121
Other property related revenue                                               5,282        6,471        9,798       11,570
Other non-property related revenue                                           1,380        1,608        2,676        2,707
                                                                         ---------    ---------    ---------    ---------
Total revenue                                                               88,711       83,332      173,944      164,125
                                                                         ---------    ---------    ---------    ---------
Operating Expenses:
Property operating expenses:
General operating expenses                                                   6,323        5,872       12,400       11,596
Salaries and benefits                                                        4,348        3,814        8,356        7,407
Repairs and maintenance                                                      9,501        8,733       17,902       16,873
Taxes, licenses, and insurance                                               8,109        7,726       16,301       15,502
General and administrative                                                   5,678        5,262       11,217       10,065
Depreciation                                                                21,649       19,862       42,415       39,104
Amortization                                                                 2,706        1,898        5,261        3,857
                                                                         ---------    ---------    ---------    ---------
Total operating expenses                                                    58,314       53,167      113,852      104,404
                                                                         ---------    ---------    ---------    ---------
Income from operations                                                      30,397       30,165       60,092       59,721
                                                                         ---------    ---------    ---------    ---------
Other income (expense):
Interest expense                                                           (18,320)     (16,929)     (34,628)     (33,232)
Income from investments                                                        312            1          561           83
Gains (losses) on hedging activities                                           160          (79)          80         (316)
Gains from sales of property                                                 1,117        2,324        2,119        2,355
Other                                                                          (87)         167         (107)         349
                                                                         ---------    ---------    ---------    ---------
Total other income (expense)                                               (16,818)     (14,516)     (31,975)     (30,761)
                                                                         ---------    ---------    ---------    ---------
Income before minority interest and discontinued operations                 13,579       15,649       28,117       28,960

Minority interest in CRLP - common unitholders                              (2,270)      (1,504)      (4,743)      (3,818)
Minority interest in CRLP - preferred unitholders                           (1,813)      (2,218)      (3,868)      (4,438)
Minority interest of limited partners                                          (10)        --            (10)        --
                                                                         ---------    ---------    ---------    ---------
Income from continuing operations                                            9,486       11,927       19,496       20,704
                                                                         ---------    ---------    ---------    ---------
Income from discontinued operations                                            352          481          765        1,275
Gain (loss) on disposal of discontinued operations                             491          (47)       9,882        9,579
Minority interest in CRLP from discontinued operations                        (193)        (130)      (2,922)      (3,327)
                                                                         ---------    ---------    ---------    ---------
Income from discontinued operations                                            650          304        7,725        7,527
                                                                         ---------    ---------    ---------    ---------
Net income                                                                  10,136       12,231       27,221       28,231
                                                                         ---------    ---------    ---------    ---------
Dividends to preferred shareholders                                         (3,695)      (3,973)      (7,391)      (7,863)
Preferred share issuance costs                                                --         (4,451)        --         (4,451)
                                                                         ---------    ---------    ---------    ---------
Net income available to common shareholders                              $   6,441    $   3,807    $  19,830    $  15,917
                                                                         ---------    ---------    ---------    ---------
Net income per common share - Basic:
             Income from continuing operations                           $    0.22    $    0.15    $    0.45    $    0.35
             Income from discontinued operations                              0.02    $    0.01         0.29    $    0.32
                                                                         ---------    ---------    ---------    ---------
             Net income per common share - Basic                         $    0.24    $    0.16    $    0.74    $    0.67
                                                                         ---------    ---------    ---------    ---------
Net income per common share - Diluted:
             Income from continuing operations                           $    0.22    $    0.14    $    0.45    $    0.35
             Income from discontinued operations                              0.02         0.01         0.28         0.31
                                                                         ---------    ---------    ---------    ---------
             Net income per common share - Diluted                       $    0.24    $    0.15    $    0.73    $    0.66
                                                                         ---------    ---------    ---------    ---------

Weighted average common shares outstanding:
             Basic                                                          27,089       24,312       26,880       23,777
             Diluted                                                        27,382       24,562       27,216       23,981
                                                                         ---------    ---------    ---------    ---------
 STATEMENTS OF COMPREHENSIVE INCOME
                                                                                                                ---------
         Net income                                                      $  10,136    $  12,231    $  27,221    $  28,231
         Other comprehensive (loss) income
              Unrealized (loss) income on cash flow hedging activities      (2,157)         518       (1,977)         718
                                                                         ---------    ---------    ---------    ---------
         Comprehensive income                                            $   7,979    $  12,749    $  25,244    $  28,949
                                                                         ---------    ---------    ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

                            COLONIAL PROPERTIES TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              ----------------------
                                                                                 2004         2003
                                                                              ----------   ---------
Cash flows from operating activities:
     Net  income                                                              $  27,221    $  28,231
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                           48,055       43,547
         Income from unconsolidated subsidiaries                                   (555)         (90)
         Distribution to preferred unitholders of CRLP                            3,868        4,438
         Minority interest in consolidated partnership                            7,665        7,145
         Minority interest in income of limited partners                             10          -0-
         Gains from sales of property                                           (12,001)     (11,934)
     Decrease (increase) in:
         Restricted cash                                                           (145)        (440)
         Accounts receivable                                                      1,135        2,727
         Prepaid expenses                                                         1,524        1,639
         Other assets                                                            (5,095)      (3,013)
     Increase (decrease) in:
         Accounts payable                                                         1,523       (2,499)
         Accrued interest                                                         1,885        1,241
         Accrued expenses and other                                               3,369        5,831
                                                                              ---------    ---------
            Net cash provided by operating activities                            78,459       76,823
                                                                              ---------    ---------
Cash flows from investing activities:
     Acquisition of properties                                                 (136,943)         -0-
     Development expenditures                                                   (51,172)     (15,301)
     Tenant improvements                                                        (10,396)      (9,604)
     Capital expenditures                                                        (7,103)      (7,070)
     Proceeds from sales of property, net of selling costs                       25,156       32,772
     Proceeds from (issuance of) notes receivable, net                           (1,662)         -0-
     Distributions from unconsolidated subsidiaries                               3,523        2,035
     Capital contributions to unconsolidated subsidiaries                       (19,058)        (396)
                                                                              ---------    ---------
            Net cash (used in) provided by investing activities                (197,655)       2,436
                                                                              ---------    ---------
Cash flows from financing activities:
     Proceeds from additional borrowings                                        397,794      186,470
     Proceeds from common shares issuance, net of expenses paid                     -0-       72,548
     Proceeds from Dividend Reinvestment Plan and exercise of stock options      23,739       14,603
     Proceeds from Series D preferred shares, net of expenses paid                  -0-      120,718
     Redemption of Series A preferred shares                                        -0-     (125,000)
     Principal reductions of debt                                                (2,651)    (118,632)
     Net change in revolving credit balances                                   (205,935)    (175,410)
     Dividends paid to common and preferred shareholders                        (47,205)     (43,354)
     Distributions to minority partners in CRLP                                 (13,883)     (14,018)
     Other, net                                                                  (5,116)      (1,626)
                                                                              ---------    ---------
            Net cash provided by (used in) financing activities                 146,743      (83,701)
                                                                              ---------    ---------
            Increase (decrease) in cash and equivalents                          27,547       (4,442)
Cash and equivalents, beginning of period                                         8,070        6,236
                                                                              ---------    ---------
Cash and equivalents, end of period                                           $  35,617    $   1,794
                                                                              =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                            COLONIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

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

Note 1 -- Organization and Business

         As used herein, "the Company" or "Colonial" means Colonial Properties Trust, an Alabama real estate investment trust ("REIT"), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership ("CRLP"), Colonial Properties Services, Inc. ("CPSI") and Colonial Properties Services Limited Partnership ("CPSLP"). The Company was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company's activities include ownership or partial ownership and operation of a diversified portfolio of properties located in the Sunbelt region of the United States, consisting of 54 multifamily apartment communities (including 39 wholly-owned consolidated properties and 15 properties partially-owned through unconsolidated joint venture entities), 27 office properties (including 26 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint venture entity) and 47 retail properties (including 43 consolidated properties and four properties partially-owned through unconsolidated joint venture entities), as of June 30, 2004.

Note 2 -- Summary of Significant Accounting Policies

         Basis of Presentation

         The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned at June 30, 2004, approximately 72.4% interest in the partnership. Due to the Company's ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes.

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

         Unaudited Interim Statements

         The consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

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

         The Company has identified certain relationships that it deems to be VIEs in which it holds a significant variable interest. As disclosed in Note 9, relative to these entities, the Company's maximum exposure to loss is limited to the carrying value of the Company's investments in those entities, which is $54.4 million as of June 30, 2004. In addition to these VIEs, the Company considers its relationship with two other entities to also be VIEs. These other entities primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees. The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $5.0 million as of June 30, 2004, which results in a total maximum exposure to the Company attributable to all VIEs in the aggregate amount of $59.4 million. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated financial statements.

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

         On April 8, 2004, the Company acquired Kingwood Commons, a 164,385 square-foot retail lifestyle center located in the northeastern submarket of Houston, Texas. The first development phase of Kingwood Commons was completed in 2001, which positioned the property as a neighborhood grocery center, anchored by Randall's grocery store, a division of Safeway, Inc. The property expanded and broadened its tenants, creating a lifestyle center, through the next two phases of development, which completed construction in 2004. Upon acquisition, Kingwood Commons included high-end retailers such as Talbot's, Chico's, Ann Taylor Loft, Jos. A. Banks, Bombay/Bombay Kids, James Avery, and Carrabba's Italian Grill. The total purchase price was $34.5 million and was funded through borrowings on the Company's unsecured line of credit.

         On May 28, 2004, the Company disposed of its 15% interest in Colonial Grand at Ponte Vedra, a 240-unit multifamily asset located in Jacksonville, Florida. The Company's interest was sold for $2.4 million, which was used to repay the Company's allocated portion of outstanding mortgage debt of $1.3 million and the remaining proceeds were used to repay a portion of the borrowings under the Company's unsecured line of credit.

         On June 2, 2004, the Company acquired five multifamily assets located in Atlanta, Georgia from Roberts Realty Investors, Inc. The five assets total 1,091 units and include Bradford Creek, Plantation Trace, River Oaks and Veranda Chase located in the Gwinnett submarket, and Preston Oaks located in the Dunwoody submarket. All five properties are class-A multifamily assets. The assets were acquired for a total purchase price of $109.2 million, which consisted of approximately $50.4 million of cash and the assumption of approximately $58.8 million of existing mortgage debt that bears interest at a stated rate ranging from 5.54% to 7.38%. The Company recorded a debt premium of $4.4 million, computed using estimated market interest rates from 3.45% to 5.39%, since the debt assumed was at above-market interest rates compared to similar debt instruments at the date of acquisition. The cash portion of the acquisition was funded through borrowings under the Company's unsecured line of credit.

         On June 15, 2004, the Company and Dreyfuss Real Estate Advisors ("DRA") entered into a partnership agreement, in which the Company maintains a 20% interest and manages The Cunningham Apartments, a 280-unit multifamily asset located in Austin, Texas. The Company's total investment in The Cunningham Apartments was $3.9 million, which consisted of $2.8 million of newly issued mortgage debt and $1.1 million of cash, which was funded through borrowings under the Company's unsecured line of credit.

       On June 18, 2004, the Company acquired a 90% partnership interest in The Village on the Parkway, a 381,166 square foot retail lifestyle center located in Dallas, Texas. The Company's 90% investment in the partnership was $56.4 million, which consisted of $14.1 million of equity investment and $42.3 million of newly issued mortgage debt, representing the Company's allocated portion of mortgage debt for the property. As the Company maintains controlling financial interest of this property, the assets, liabilities and results of operations of the property are consolidated within the Company's financial statements. The third party's partnership interest is reflected in the financial statements as a minority interest in consolidated partnership. Under the partnership agreement, the Company will receive a 9% preferred return on its equity investment and 65% of any remaining available cash. The 10% third-party equity partner will receive the remaining 35% of available cash after payment of the 9% return on the Company's equity investment. The Company's equity investment was funded through borrowings on the Company's unsecured line of credit.

         On June 25, 2004, the Company acquired a 25% partnership interest in Colonial Grand at Bayshore, a 376-unit multifamily asset and Colonial Grand at Palma Sola, a 340-unit multifamily asset, both located in Bradenton, Florida. The Company acquired the partnership interest from CMS Entrepreneurial III and IV Partners, a Delaware general partnership. The Company's 25% investment in the partnership was $11.9 million, which consisted of $3.0 million of equity investment and $8.9 million of mortgage debt, representing the Company's allocated portion of mortgage debt for the property. The Company's equity investment was funded through available cash.

         The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liablities assumed as of the respective acquisition dates during the quarter ended June 30, 2004.


                                                        For the Quarter Ended
 Assets Acquired and Liabilities Assumed                    June 30, 2004
-------------------------------------------------   --------------------------
                                                       (amounts in thousands)

 Land, buildings, & equipment                                       $ 223,828
 Prepaid expenses                                                       1,831
 Above-market leases                                                       51
 In-place lease assets                                                 12,646
 Other assets                                                             786
                                                    --------------------------

        Total assets                                                  239,142
 Notes and morgages payable                                         (105,765)
 Debt premium                                                         (4,393)
 Other liabilities                                                    (3,612)
 Minority interest in consolidated partnership                        (1,565)
                                                    --------------------------
        Net assets acquired                                         $ 123,807
                                                    ==========================


Note 4 -- Financing Activity

         On April 2, 2004, the Company completed a $100.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in April 2011 bear a coupon rate of 4.80%, and were priced to yield an effective rate of 4.82% over the seven-year term. The Company used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit. On June 21, 2004, the Company entered into a reverse swap agreement on the $100.0 million senior notes, maturing in April 2011, to a floating rate equal to the 6-month LIBOR rate, which was 1.87% as of June 30, 2004.

         On June 17, 2004, the Company completed a $300.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in June 2014 bear a coupon rate of 6.25%, and were priced to yield an effective rate of 6.35% over the ten-year term. The Company used the net proceeds of the offering to repay the outstanding balance on its unsecured line of credit, and the remaining amount will be used for general corporate purposes and future acquisitions. In anticipation of closing the above mentioned public debt offering, the Company entered into a $232.0 million treasury lock on June 14, 2004 with a fixed 10-year treasury rate of 4.84%. On June 17, 2004, the Company settled the treasury lock agreement with a payment of approximately $2.1 million, which will be amortized over the life of the associated debt.

Note 5 -- Net Income Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands, except per share data)
                                                         Three           Three           Six            Six
                                                      Months Ended    Months Ended      Months         Months
                                                        June 30,        June 30,        Ended          Ended
                                                                                       June 30,       June 30,
                                                          2004            2003           2004           2003
                                                      -------------   -------------  -------------  -------------
Numerator:
     Net income                                     $       10,136  $       12,231 $       27,221 $       28,231
     Less: Preferred share dividends                        (3,695)         (3,973)        (7,391)       (7,863)
     Less: Redemption of preferred share
               issuance costs                                    -          (4,451)              -        (4,451)
                                                      -------------   -------------  -------------  -------------
     Income available to common shareholders        $         6,441  $        3,807 $       19,830 $       15,917
                                                      -------------   -------------  -------------  -------------
Denominator:
Denominator for basic net income per share -
     weighted average common shares                          27,089          24,312         26,880         23,777
Effect of dilutive securities:
     Trustee and employee stock options,
      treasury method                                           293             250            336            204
                                                      -------------   -------------  -------------  -------------
Denominator for diluted net income per share -
     adjusted weighted average common shares                 27,382          24,562         27,216         23,981
                                                      -------------   -------------  -------------  -------------
         Basic net income per share                  $         0.24  $         0.16 $         0.74 $         0.67
                                                      -------------   -------------  -------------  -------------
          Diluted net income per share               $         0.24  $         0.15 $         0.73 $         0.66
                                                      -------------   -------------  -------------  -------------


         Options to purchase 5,000 common shares at an exercise price of $37.75 per share were outstanding during 2004, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 6 -- Income from Discontinued Operations

         During the quarter ended June 30, 2004, the Company sold its interest in one multifamily asset for proceeds of approximately $2.4 million. During the quarter ended March 31, 2004, the Company sold one retail asset for proceeds of approximately $21.3 million. In accordance with SFAS No. 144 Accounting for the Impairment on Disposal of Long-Lived Assets, net income and gain (loss) on disposition of real estate for properties sold, in which the Company does not maintain continuing involvement, are reflected in the consolidated statements of income as "discontinued operations" for all periods presented. Additionally, the Company classifies real estate assets as held for sale, only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of the Company's management it is probable the asset will sell within the next 12 months. At June 30, 2004, the Company had classified one multifamily asset, containing 178 units and three retail assets, containing 163,500 square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $15.4 million at June 30, 2004, which represents the lower of depreciated cost or fair value less costs to sell. Following is a listing of the properties the Company disposed in 2004 and 2003 that are classified as discontinued operations:

------------------------------------------- --------------------- -------------------- ---------------------
                 Property                         Location               Date           Units/Square Feet
------------------------------------------- --------------------- -------------------- ---------------------
Multifamily
     Colonial Grand at Citrus Park          Tampa, FL                      March 2003                   176
     Colonial Grand at Ponte Vedra (1)      Jacksonville, FL                 May 2004                   240

Office
     2100 International Park                Birmingham, AL             September 2003                29,000

Retail
     Colonial Promenade Bardmoor            St. Petersburg, FL             March 2003               152,667
     Colonial Promenade University Park I   Orlando, FL                    March 2004               215,485


(1) The Company sold its 15% interest in this property. See Note 3 - Acquisition and Disposition Activity for further discussion.

         Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations. All subsequent gains and or additional losses on the sale of these assets are also included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold or classified as held for sale during 2004 and 2003 that are classified as discontinued operations:

                                                                   Three Months Ended              Six Months Ended
       (amounts in thousands)                                           June 30,                       June 30,
                                                               ---------------------------    ---------------------------
                                                                   2004          2003             2004          2003
                                                               ---------------------------    ---------------------------
 Property revenues:
       Base rent                                                      $ 655       $ 1,088          $ 1,591       $ 2,937
       Percentage rent                                                    -             -                -            (6)
       Tenant recoveries                                                 71           224              246           505
       Other property revenue                                            21           179               42           229
                                                               ---------------------------    ---------------------------
 Total property revenues                                                747         1,491            1,879         3,665

 Property operating and maintenance expense                             217           449              548         1,089
 Depreciation                                                           150           250              359           693
 Amortization                                                             5            60               20            87
 (Income) loss from investments                                           6            (4)               5            (7)
 Interest expense                                                        17           255              182           528
                                                               ---------------------------    ---------------------------
                                                                        395         1,010            1,114         2,390
 Income from discontinued operations before net gain
       on disposition of discontinued operations                        352           481              765         1,275
 Net gain (loss) on disposition of discontinued operations              491           (47)           9,882         9,579
 Minority interest in CRLP from discontinued operations                (193)         (130)          (2,922)       (3,327)
                                                               ---------------------------    ---------------------------

 Income from discontinued operations                                  $ 650         $ 304          $ 7,725       $ 7,527
                                                               ===========================    ===========================

Note 7 -- Shareholders' Equity

         The following table presents the changes in the issued and outstanding common shares of beneficial interest since December 31, 2003 (excluding 10,345,129 and 10,361,034 at units of CRLP at June 30, 2004 and December 31, 2003, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at December 31, 2003                                    32,017,347
    Common shares issued through dividend reinvestments                449,188
    Share options exercised                                            320,160
    Restricted shares issued/cancelled, net                              8,367
    Conversion of CRLP units to common shares                           15,905
    Other employee and non-employee share plans                          3,430
----------------------------------------------------------------- -------------
Outstanding at June 30, 2004                                        32,814,397
----------------------------------------------------------------- -------------

Note 8 -- Segment Information

         The Company is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2003 Annual Report. The pro rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the three and six-months ended June 30, 2004 and 2003, and for the periods ended June 30, 2004 and December 31, 2003 is presented below:

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                  -------------------------------------    ----------------------------
       (in thousands)                                   2004                2003               2004           2003
                                                  -----------------   -----------------    -------------   ------------
Revenues:
       Divisional Revenues
           Multifamily                                    $ 28,716            $ 24,589         $ 55,264       $ 48,994
           Office                                           24,187              25,124           48,204         47,793
           Retail                                           39,030              37,450           77,586         76,286
                                                  -----------------   -----------------    -------------   ------------
                Total Divisional Revenues:                  91,933              87,163          181,054        173,073

       Partially-owned subsidiaries                         (3,874)             (3,927)          (7,938)        (7,854)
       Unallocated corporate revenues                        1,399               1,587            2,707          2,571
       Discontinued operations revenues                       (747)             (1,491)          (1,879)        (3,665)
                                                  -----------------   -----------------    -------------   ------------
                Total Consolidated Revenues:              $ 88,711            $ 83,332        $ 173,944       $164,125
                                                  -----------------   -----------------    -------------   ------------
NOI:
       Divisional NOI
           Multifamily                                    $ 17,722            $ 15,162         $ 33,897       $ 30,487
           Office                                           17,269              18,154           34,270         34,037
           Retail                                           26,746              25,572           53,944         52,786
                                                  -----------------   -----------------    -------------   ------------
                Total Divisional NOI:                       61,737              58,888          122,111        117,310

       Partially-owned subsidiaries                         (2,154)             (2,211)          (4,532)        (4,480)
       Unallocated corporate revenues                        1,399               1,587            2,707          2,571
       Discontinued operations NOI                            (530)             (1,041)          (1,331)        (2,576)
       General and administrative expenses                  (5,678)             (5,262)         (11,217)       (10,065)
       Depreciation                                        (21,649)            (19,862)         (42,415)       (39,104)
       Amortization                                         (2,706)             (1,898)          (5,261)        (3,857)
       Other                                                   (22)                (36)              30            (78)
                                                  -----------------   -----------------    -------------   ------------
           Income from operations                           30,397              30,165           60,092         59,721
                                                  -----------------   -----------------    -------------   ------------
       Total other expense                                 (16,818)            (14,516)         (31,975)       (30,761)
                                                  -----------------   -----------------    -------------   ------------
           Income before minority interest                $ 13,579            $ 15,649         $ 28,117       $ 28,960
                                                  -----------------   -----------------    -------------   ------------



       (in thousands)                                 June 30,          December 31,
Assets:                                                 2004                2003
                                                  -----------------   -----------------
       Divisional Assets
           Multifamily                                   $ 824,710           $ 677,469
           Office                                          628,041             607,154
           Retail                                        1,056,310             931,894
                                                  -----------------   -----------------
                Total Divisional Assets:                 2,509,061           2,216,517

       Partially-owned subsidiaries                       (113,594)           (117,271)
       Unallocated corporate assets (1)                    113,252              95,681
                                                  -----------------   -----------------
                                                       $ 2,508,719         $ 2,194,927
                                                  -----------------   -----------------

(1) Includes the Company's investment in partially-owned entities of $54,383 as of June 30, 2004, and $37,496 as of December 31, 2003.


Note 9 -- Investment in Partially Owned Entities

         At June 30, 2004, the Company had investments in thirteen partially-owned entities. The Company accounts for these investments in partially-owned entities using the equity method, except for the DRA Partnership, which is accounted for on the cost basis as discussed in Note 2 - Summary of Significant Accounting Policies. The following table summarizes the investments in partially-owned entities as of June 30, 2004 and December 31, 2003:

                                                                                        (in thousands)
                                                                 Percent          June 30,         December 31,
                                                                  Owned             2004               2003
                                                                ----------    ------------------  ---------------
         Multifamily:
         CMS/Colonial Joint Venture I                              15.00%   $             1,552   $        1,923
         CMS/Colonial Joint Venture II                             15.00%                   638              689
         CMS/Colonial Florida Joint Venture                        25.00%                 2,968                0
         G&I IV Cunningham GP LLC                                  20.00%                 1,235                0
         DRA Partnership                                           10.00%                 2,323            2,284
                                                                              ------------------    -------------
                                                                                          8,716            4,896

         Office:
         600 Building Partnership, Birmingham, AL                  33.33%                   (2)              (8)

         Retail:
         Orlando Fashion Square Joint Venture, Orlando, FL         50.00%                18,873           19,698
         Parkway Place Limited Partnership, Huntsville, AL         45.00%                11,117           10,493
         Turkey Creek Joint Venture, Knoxville, TN                 50.00%                13,257                0
         Colonial Promenade Madison, Huntsville, AL                25.00%                 2,319            2,341
         Highway 150, LLC, Birmingham, AL                          10.00%                    86               56
                                                                              ------------------    -------------
                                                                                         45,652           32,588

         Other:
         Colonial/Polar-BEK Management Company,
           Birmingham, AL                                          50.00%                    31               36
         NRH Enterprises, LLC, Birmingham, AL                      20.00%                  (14)             (16)
                                                                              ------------------    -------------
                                                                                             17               20
                                                                            --------------------  ---------------
                                                                            $            54,383   $       37,496
                                                                            ====================  ===============

Note 10 -- Financial Instruments: Derivatives and Hedging

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

         For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

         The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The Company primarily uses interest rate swaps as part of its fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

         As of June 30, 2004, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133. The only swap that the Company has that is not designated as a hedge for SFAS 133 was acquired through the purchase of a property and its corresponding debt.

         The Company has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments at June 30, 2004. The notional value at June 30, 2004 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                                    Fair Value
                                                                  Interest                       At June 30, 2004
            Product Type                   Notional Value           Rate        Maturity          (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow          $30.2 - $27.7 million          5.932%        1/01/06   $          (1,335)
Interest Rate SWAP, Cash Flow              $17.0 million              7.380%        5/05/06                (908)
Interest Rate SWAP, Fair Value             $100.0 million             4.803%        4/01/11                  778
Interest Rate CAP, Cash Flow               $19.7 million              6.850%        6/29/07                   35
Interest Rate CAP, Cash Flow               $16.7 million              6.850%        7/03/07                   29
Interest Rate CAP, Cash Flow               $30.4 million             11.200%        6/30/06                    -
Interest Rate CAP, Cash Flow               $16.4 million              4.840%         4/1/06                   15
Interest Rate CAP, Cash Flow               $25.9 million              4.840%         4/1/06                   24
Interest Rate CAP, Cash Flow                $8.4 million              4.840%         4/1/06                    8

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

         On June 21, 2004, the Company entered into a reverse swap agreement on $100.0 million 4.80% senior notes to a floating rate equal to the 6-month LIBOR rate, which was 1.87% as of June 30, 2004. The reverse swap agreement matures in April 2011.

         At June 30, 2004, derivatives with a fair value of $2.2 million were included in other liabilities and $0.1 were included in other assets. Additionally, the fair value of our fair value interest rate swap of $0.8 million was included in notes and mortgages payable. The change in net unrealized gains/losses of $2.0 million in the six months ending June 30, 2004 for derivatives designated as cash flow hedges is a component of shareholders' equity. The change in fair value of derivatives not designated as hedges of $0.1 million is included in gains (losses) on hedging activities in the quarter ended June 30, 2004. No hedge ineffectiveness on fair value hedges was recognized during the quarter ended June 30, 2004. Hedge ineffectiveness of approximately $40,000 on cash flow hedges due to index mismatches was recognized in gains (losses) on hedging activities during the quarter ended June 30, 2004.

Note 11 -- Subsequent Events

         Acquisitions

         On August 2, 2004, the Company acquired three retail assets totaling approximately 521,000 square feet in South Florida. The 371,000 square foot Deerfield Mall is located in Deerfield Beach, Florida, south of Boca Raton. With a current occupancy of 95.0%, the property is anchored by Publix, Walgreens, Marshall's, Sports Authority, TJ Maxx and OfficeMax. With 100.0% occupancy, the 82,000 square foot College Parkway property is located in Fort Myers, Florida and includes such tenants as Office Depot and the Blue Pepper Market. Pines Plaza, 100.0% occupied, is a 68,000 square foot center and is anchored by Comp USA, Office Depot and Sound Advice. The assets were acquired for a total purchase price of $81.7 million, which consisted of approximately $32.8 million of cash and the assumption of approximately $48.9 million of existing mortgage debt. The cash portion of the acquisition was funded through borrowings under the Company's unsecured line of credit.

         Dispositions

         On July 15, 2004, the Company sold Colonial Shoppes Stanly, a 47,070 square-foot retail asset located in Locust, North Carolina. The total sales price was $2.4 million, which was used for general corporate purposes and to fund development projects.

         On July 27, 2004, the Company sold Village at Roswell Summit, a 25,510 square-foot retail asset located in Atlanta, Georgia. The total sales price was $4.0 million, which was used to repay a portion of the outstanding borrowings under the Company's unsecured line of credit.

         Investments held for sale

         Subsequent to June 30, 2004, the Company and its third party partner commenced an active program to dispose of Orlando Fashion Square, a 1,080,535 square-foot retail asset located in Orlando, Florida. The Company's investment in the partially-owned entity is $18.9 million as of June 30, 2004, which is reflected within investment in partially-owned entities on the Company's balance sheet. The Company expects to dispose of the asset within the next 12 months.

         Distribution

         On July 20, 2004, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.67 per share and per unit, totaling $25.2 million. The distribution was declared to shareholders and partners of record as of July 30, 2004, and was paid on August 6, 2004.

             Report of Independent Registered Public Accounting Firm


To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying condensed consolidated balance sheet of Colonial Properties Trust as of June 30, 2004, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/  PricewaterhouseCoopers LLP
     PricewaterhouseCoopers LLP
     Birmigham, Alabama
     August 6, 2004

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

         We are a self-administered equity real estate investment trust (a "REIT") that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. Our activities include full or partial ownership of a diversified portfolio of 128 properties as of June 30, 2004, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As of June 30, 2004, we owned or maintained a partial ownership in 54 multifamily apartment communities containing a total of 18,493 apartment units (including 39 wholly-owned consolidated properties and 15 properties partially-owned through unconsolidated joint venture entities aggregating 13,814 and 4,679 units, respectively) (the "multifamily properties"), 27 office properties containing a total of approximately 5.7 million square feet of office space (including 26 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint-venture entity aggregating 5,685,500 and 30,000 square feet, respectively )(the "office properties"), 47 retail properties containing a total of approximately 15.7 million square feet of retail space (including 43 consolidated properties and four properties partailly-owned through unconsolidated joint venture entities aggregating 13.5 million and 2.2 million square feet, respectively) (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of June 30, 2004, the multifamily properties that had achieved stabilized occupancy were 96.0% leased (96.1% for consolidated properties and 93.9% for unconsolidated properties), the office properties that had achieved stabilized occupancy were 90.7% leased (90.7% for consolidated properties and 100.0% for unconsolidated properties), and the retail properties that had achieved stabilized occupancy were 89.0% leased (89.1% for consolidated properties and 88.0% for unconsolidated properties).

         We are the direct general partner of, and hold approximately 72.4% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership ("CRLP"). We conduct all of our business through the Operating Partnership, Colonial Properties Services Limited Partnership ("CPSLP"), which provides management services for the properties, and Colonial Properties Services, Inc. ("CPSI"), which provides management services for properties owned by third parties.

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

         The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended June 30, 2004 and 2003:

                                               ------------------------------------------------------------------------------------
                                                  Consolidated Properties      Unconsolidated Properties        Total Properties
                                               ------------------------------------------------------------------------------------
                                                    As of and for the             As of and for the           As of and for the
                                                  Quarter Ended June 30,         Quarter Ended June 30,      Quarter Ended June 30,
                                               ------------------------------------------------------------------------------------
                                                   2004            2003           2004           2003         2004          2003
                                               ------------  -------------- -------------- -------------- -----------  ------------
            Multifamily Properties
----------------------------------------------
      Physical Occupancy                         96.1%            93.7%         93.9%           91.7%         96.0%           93.6%
      Economic Occupancy (1)                     80.8%            79.1%         80.8%           80.6%         80.7%           79.2%
      Same-Property NOI Growth (2)                4.4%            -4.7%           n/a             n/a          4.4%           -4.7%

      End of Month Scheduled Base
           Rent per Unit per Month               $ 827            $ 790         $ 717           $ 706         $ 824           $ 788
      Capital Expenditures per Unit              $ 164            $ 134         $ 129           $ 252         $ 163           $ 130

              Office Properties
----------------------------------------------
      Physical Occupancy                         90.7%            91.5%        100.0%          100.0%         90.7%           91.5%
      Same-Property NOI Growth (2)              -13.8%            -5.9%           n/a             n/a        -13.8%           -5.9%
      Base Rent per Square Foot                $ 18.33          $ 19.05       $ 13.23         $ 13.48       $ 18.33         $ 19.06
      Capital Expenditures per Square Foot      $ 0.62           $ 0.56         $ -0-           $ -0-        $ 0.62          $ 0.56

              Retail Properties
----------------------------------------------
      Same-Property NOI Growth (2)                2.5%            -4.8%         -1.8%            4.5%          2.2%           -4.5%

 Regional Malls:
      Physical Occupancy                         91.2%            90.0%         86.9%           84.6%         90.9%           89.6%
      Base Rent per Square Foot                $ 22.07          $ 21.82       $ 31.04         $ 30.37       $ 22.89         $ 22.41
      Tenant Gross Sales per Square Foot      $ 277.43         $ 268.02      $ 267.98        $ 281.35      $ 275.56        $ 268.49

 Shopping Centers:
      Physical Occupancy                         85.7%            81.8%         99.5%           99.4%         86.0%           82.4%
      Base Rent per Square Foot                $ 14.56          $ 13.17       $ 15.99         $ 16.14       $ 14.58         $ 13.21
      Tenant Gross Sales per Square Foot      $ 223.01         $ 220.22      $ 256.10        $ 262.55      $ 223.62        $ 221.79
                                              -------------------------------------------------------------------------------------

 (1) Economic Occupancy represents scheduled base rents, less vacancy loss and concessions, divided by scheduled base rents.

 (2) NOI amounts are based on our segment data. See Note 8 - Segment Information in our Notes to Consolidated Condensed Financial Statements.

         As a result of the recent economic downturn in the United States, our operations have been negatively impacted. Our multifamily properties have been impacted by a liberal supply of new apartments and a robust single-family housing market, driven by low interest rates and weak job growth. However, our multifamily division's physical occupancy percentage rose to 96.0% as of June 30, 2004, and our economic occupancy remained fairly stable at 80.7%, as a result of the move-in concessions being offered to our new residents. During the second quarter of 2004, we acquired one multifamily asset located in Raleigh/Durham, North Carolina consisting of 320 units for $26.8 million, five multifamily assets located in Atlanta, Georgia consisting of 1,091 units for $109.2 million, a 25% interest in two properties located in Bradenton, Florida consisting of 716 units for $11.9 million, and a 20% interest in one multifamily asset located in Austin, Texas consisting of 280 units for $ 3.9 million. Although there are signs of current job growth and discussions of rising interest rates, we remain cautiously optimistic of how soon sustained job growth will be, but believe these factors should allow our multifamily division to improve its fundamentals in the quarters ahead.

         Our office properties continue to be negatively impacted by the absence of corporate hiring and a "buyers market" for office space in which increased tenant leverage put pressure on current rental rates. As a result, our office division's base rent per square foot decreased from $19.06 in the second quarter of 2003 to $18.33 in the second quarter of 2004, or a -3.8% change. Additionally, during the year ending December 31, 2003, we had approximately 183,000 square feet of early lease terminations and received lease termination fees on a portion of the terminations of approximately $2.6 million from our office properties. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. We presently believe the office sector will remain challenged thoughout 2004 and improved operating performance may be achieved in 2005.

         For the second quarter of 2004, our retail same property net operating income increased 2.2% over the same period in 2003. During the second quarter of 2004 our retail properties recognized lease termination fees of $0.6 million as compared to $0.2 million in the second quarter of 2003. Excluding the effects of lease termination fees, our retail same property net operating income for the second quarter of 2004 would have been an increase of 0.3% over the second quarter of 2003. During the second quarter of 2004, we acquired a 164,385 square-foot retail lifestyle center located in the northeastern submarket of Houston, Texas for $34.5 million and a 90% partnership interest in a 381,166 square foot retail lifestyle center located in Dallas, Texas for $56.4 million, and continued the redevelopment of two retail malls with total estimated costs of approximately $47.7 million. As with any development, future rental income will be affected by the timing of completion of the redevelopment projects and the ability to timely lease the space at market rental rates. Throughout the recent economic downturn, consumer confidence has remained strong. As a result, we currently expect our retail division to show continued improved operating performance throughout 2004.

Results of Operations -- Three Months Ended June 30, 2004 and 2003

         Minimum rent for the quarter ended June 30, 2004 increased $7.3 million or 11.3% as compared with the quarter ended June 30, 2003. Minimum rent increased $6.3 million as a result of the acquisitions of Colonial Grand at Metrowest, Colonial Village at Quarry Oaks, Colonial Center Research Place, the DRS Building, Colonial Grand at Arringdon, Bradford Creek, Plantation Trace, River Oaks, Veranda Chase, Preston Oaks, Kingwood Commons, and Village on the Parkway, coupled with the completion of Colonial Center at TownPark 200, the retail portion of Colonial TownPark and Colonial Promenade Trussville II, which were completed developments in 2003 and 2004. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.

         Other property related revenue for the quarter ended June 30, 2004 decreased $1.2 million or 18.4% as compared with the quarter ended June 30, 2004. This decrease is primarily attributable to a decrease of $2.2 million in early lease terminations within our office division in 2004 as compared to 2003, which is offset by an increase in early lease terminations within our retail division of $0.4 million in the quarter ended June 30, 2004 as compared to the same period in 2003. Additionally, other income attributable to the properties acquired or developed during the second half of 2003 and the first half of 2004 increased $0.3 million during the second quarter of 2004 as compared to the same period in 2003.

         Total operating expenses for the quarter ended June 30, 2004 increased $5.1 million or 9.7% as compared to the quarter ended June 30, 2003. Of this increase, $4.2 million is attributable to the properties acquired or developed in the second half of 2003 or the first half of 2004. The remaining increase is a result of an overall increase property operating expenses at our existing properties, coupled with an increase in our corporate overhead expenses as a result of the continued growth of the Company.

         Interest expense for the quarter ended June 30, 2004 increased $1.4 million or 8.2% as compared to the quarter ended June 30, 2003. This increase is primarily attributable to the issuance of $100 million of senior notes in April 2004, $300 million of senior notes in June 2004 through CRLP, and the assumption of $105.8 million of mortgage debt related to properties acquired during the quarter ended June 30, 2004. Additionally, our consolidated debt balance increased from $1.15 billion at June 30, 2003 to $1.57 billion at June 30, 2004.

         Gains from sales of property included in continuing operations for the quarter ended June 30, 2004 decreased $1.2 million as compared to the quarter ended June 30, 2003. The decrease is a result of the sale of two parcels of land in the second quarter of 2004 as compared to the sale of three parcels of land in the second quarter of 2003, resulting in less gains recognized in 2004. The operating property sales that occurred in the second quarter of 2004 and 2003 are classified as discontinued operations.

Results of Operations -- Six Months Ended June 30, 2004 and 2003

         Minimum rent for the six months ended June 30, 2004 increased $12.4 million or 9.7% as compared with the six months ended June 30, 2003. Minimum rent increased $10.1 million as a result of the acquisitions of Colonial Grand at Metrowest, Colonial Village at Quarry Oaks, Colonial Center Research Place, the DRS Building, Colonial Grand at Arringdon, Bradford Creek, Plantation Trace, River Oaks, Veranda Chase, Preston Oaks, Kingwood Commons, and Village on the Parkway, coupled with the completion of Colonial Center at TownPark 200, the retail portion of Colonial TownPark and Colonial Promenade Trussville II, which were completed developments in 2003 and 2004. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.

         Other property related revenue for the six months ended June 30, 2004 decreased $1.8 million or 15.3% as compared with the six months ended June 30, 2004. This decrease is primarily attributable to a decrease of $2.0 million in early lease terminations within our office division in 2004 as compared to 2003, which is offset by an increase in early lease terminations within our retail division of $0.1 million in the six month period ended June 30, 2004 as compared to the same period in 2003. Additionally, other income attributable to the properties acquired or developed during the second half of 2003 and the first half of 2004 during the six month period ended June 30, 2004 increased $0.4 million as compared to the same period in 2003.

         Total operating expenses for the six months ended June 30, 2004 increased $9.4 million or 9.0% as compared to the six months ended June 30, 2003. Of this increase, $6.8 million is attributable to the properties acquired or developed in the second half of 2003 or the first half of 2004, and $1.2 million is attributable to an increase in our corporate overhead expenses as a result of the continued growth of the Company and an increase in recruiting and hiring costs related to the replacement of our Chief Financial Officer who retired in the first quarter of 2004 and other new employees. The remaining increase is a result of an overall increase property operating expenses at our existing properties,

         Interest expense for the six months ended June 30, 2004 increased $1.4 million or 4.2% as compared to the six months ended June 30, 2003. This increase is primarily attributable to the issuance of $100 million of senior notes in April 2004, $300 million of senior notes in June 2004 through CRLP, and the assumption of $105.8 million of mortgage debt related to properties acquired during the quarter ended June 30, 2004. Additionally, our consolidated debt balance increased from $1.15 billion at June 30, 2003 to $1.57 billion at June 30, 2004.

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

         Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the first half of 2004, we sold one retail property representing 215,590 square-feet and our 15% ownership interest in one multifamily property consisting of 240 units. The aggregate sales price was $23.7 million, which was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties. Additionally, during the first six months of 2004, we sold certain outparcels of land adjacent to two of our existing properties for total proceeds of approximately $4.5 million, which was used to repay a portion of the borrowings under our unsecured line of credit. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

         As of June 30, 2004, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had no outstanding balance at June 30, 2004.

         At June 30, 2004, our total outstanding debt balance was $1.6 billion. The outstanding balance includes fixed-rate debt of $1.3 billion, or 85.0% of the total debt balance, and floating-rate debt of $235.5 million, or 15.0% of the total debt balance. Our total market capitalization as of June 30, 2004 was $3.3 billion and our ratio of debt to market capitalization was 47.7%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2004, we were in compliance with these covenants.

         Investing Activities

         During the second quarter of 2004, we acquired six wholly-owned multifamily properties containing 1,411 units at a cost of approximately $136.0 million, a partial ownership interest in three multifamily assets containing 996 units for approximately $15.8 million, one wholly-owned retail asset containing 164,385 square feet at a total cost of $34.5 million and a 90% interest in one retail property containing 381,166 square feet for approximately $54.3 million representing our allocated portion of the purchase price. Additionally, during the second quarter of 2004, we completed the 55,000 square foot Colonial Promenade Trussville II for approximately $8.0 million. During the first quarter of 2004, we acquired one office property containing 215,485 square feet at a cost of $13.1 million and we completed the redevelopment of the 66,302 square foot Colonial Shoppes Clay, a retail asset located in Birmingham, Alabama for a total cost of $4.3 million.

         During the second quarter of 2004, we continued the development of three multifamily apartment communities. These communities, if developed as expected, will contain 950 units, and the total investment, including land acquisition costs, is projected to be approximately $74.4 million. We began the development of one retail property and continued the redevelopment of two retail properties. Upon completion of the retail developments and redevelopments, we expect to have invested approximately $78.5 million, including land acquisition costs. Additionally, we have one ongoing mixed-use project that integrates multifamily, office and/or retail products. During the six months ended June 30, 2004, we invested an aggregate of $51.2 million of these aforementioned development projects and certain parcels of land that were acquired for future development.

         We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During the six months ended June 30 2004, we incurred approximately $13.4 million related to tenant improvements and leasing commissions, and approximately $7.1 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

         Dividend

         The dividend on our common stock was $0.67 per share for the second quarter of 2004. We also pay regular quarterly dividends on our preferred stock and CRLP's preferred units. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. We also make regular quarterly distributions on common units in CRLP.

         Financing Transactions

         On April 2, 2004, we completed a $100.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in April 2011 bear a coupon rate of 4.80%, and were priced to yield an effective rate of 4.82% over the seven year term. We used the net proceeds of the offering to repay a portion of the outstanding balance on our unsecured line of credit. On June 21, 2004, we entered into a reverse swap agreement on the $100.0 million senior notes, maturing in April 2011, to a floating rate equal to the 6-month LIBOR rate, which was 1.87% as of June 30, 2004.

         On June 17, 2004, we completed a $300.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in June 2014 bear a coupon rate of 6.25%, and were priced to yield an effective rate of 6.35% over the ten year term. We used the net proceeds of the offering to repay the outstanding balance on our unsecured line of credit, and the remaining amount will be used for general corporate purposes and future acquisitions. In anticipation of closing the above mentioned public debt offering, we entered into a $232 million treasury lock on June 14, 2004 with a fixed 10-year treasury rate of 4.84%. On June 17, 2004, we settled the treasury lock agreement with a payment of approximately $2.1 million, which will be amortized over the life of the associated debt.

Critical Accounting Policies and Estimates

         Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the six months ended June 30, 2004, there were no material changes to these policies.

Financial Instruments: Derivatives and Hedging

         Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. We primarily use interest rate swaps as part of our fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

         As of June 30, 2004, no derivatives were designated as hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133. The only swap that we have that is not designated as a hedge for SFAS 133 was acquired through the purchase of a property and its corresponding debt.

         We have entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at June 30, 2004. The notional value at June 30, 2004 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                                    Fair Value
                                                                  Interest                       At June 30, 2004
            Product Type                   Notional Value           Rate        Maturity          (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow          $30.2 - $27.7 million          5.932%        1/01/06   $          (1,335)
Interest Rate SWAP, Cash Flow              $17.0 million              7.380%        5/05/06                (908)
Interest Rate SWAP, Fair Value             $100.0 million             4.803%        4/01/11                  778
Interest Rate CAP, Cash Flow               $19.7 million              6.850%        6/29/07                   35
Interest Rate CAP, Cash Flow               $16.7 million              6.850%        7/03/07                   29
Interest Rate CAP, Cash Flow               $30.4 million             11.200%        6/30/06                    -
Interest Rate CAP, Cash Flow               $16.4 million              4.840%         4/1/06                   15
Interest Rate CAP, Cash Flow               $25.9 million              4.840%         4/1/06                   24
Interest Rate CAP, Cash Flow                $8.4 million              4.840%         4/1/06                    8

         On June 21, 2004, we entered into a reverse swap agreement on $100.0 million 4.80% senior notes to a floating rate equal to the 6-month LIBOR rate, which was 1.87% as of June 30, 2004. The reverse swap agreement matures in April 2011.

         Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

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

         An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At June 30, 2004, our exposure to rising interest rates was mitigated by the existing debt level of 47.7% of our total market capitalization, the high percentage of fixed rate debt (85.0%), and the use of interest rate swaps to effectively fix the interest rate on approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

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

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                    ------------------------    -------------------------
 (in thousands, except per share and unit data)                         2004        2003            2004        2003
                                                                    ------------------------    -------------------------

 Net income available to common shareholders                            $ 6,441     $ 3,807        $ 19,830     $ 15,917
 Adjustments (consolidated):
         Minority interest in CRLP                                        2,463       1,634           7,665        7,145
         Real estate depreciation                                        21,552      19,806          42,280       39,187
         Real estate amortization                                         1,797       1,018           3,196        2,143
         Consolidated gains from sales of property                         (811)     (2,277)        (11,204)     (11,934)
         Gains from sale of undepreciated property                        1,115       2,004           2,123        2,155

 Adjustments (unconsolidated subsidiaries):
         Real estate depreciation                                           918         942           1,959        1,882
         Real estate amortization                                            20          23              36           55
         Consolidated gains from sales of property                         (797)         (3)           (797)          (3)
                                                                    ------------------------    -------------------------
 Funds from operations                                                 $ 32,698    $ 26,954        $ 65,088     $ 56,547
                                                                    ========================    =========================
 Funds from operations per share and unit - basic                        $ 0.87      $ 0.78          $ 1.75       $ 1.65
                                                                    ------------------------    -------------------------
  Funds from operations per share and unit - diluted                     $ 0.87      $ 0.77          $ 1.73       $ 1.64
                                                                    ------------------------    -------------------------
 Weighted average common shares outstanding - basic                      27,089      24,312          26,880       23,777
 Weighted average partnership units outstanding - basic (1)              10,358      10,420          10,360       10,497
                                                                    ------------------------    -------------------------
 Weighted average shares and units outstanding - basic                   37,447      34,732          37,240       34,274
 Effect of diluted securities                                               293         250             336          204
                                                                    ------------------------    -------------------------
  Weighted average shares and units outstanding - diluted                37,740      34,982          37,576       34,478
                                                                    ------------------------    -------------------------

(1) Represents the weighted average of outstanding units of minority interest in Colonial Realty Limited Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         As of June 30, 2004, we had approximately $235.5 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2004, in relation to our $1.6 billion of outstanding total debt, our $2.5 billion of total assets and $3.3 billion total market capitalization as of that date.

         If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.4 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.4 million. This assumes that the amount outstanding under our variable rate debt remains approximately $235.5 million, the balance as of June 30, 2004. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $84.5 million. If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $84.5 million. This assumes our total outstanding debt remains at $1.6 billion, the balance as of June 30, 2004.

         As of June 30, 2004, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.  Controls and Procedures.

         As of the end of the period covered by this report, our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                            COLONIAL PROPERTIES TRUST
                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 21, 2004. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of trustees whose term of office as a trustee continued after the meeting:

Proposal 1 - Election of Trustees

                           Term Expires (1)    Votes For      Votes Withheld
                         ------------------ --------------- -----------------
Elected Trustees:
M. Miller Gorrie              2007            21,594,251        107,258
James K. Lowder               2007            21,622,463         79,046
Herbert A. Meisler            2007            21,522,817        178,693
John W. Spiegel               2007            21,579,591        121,918

Continuing Trustees:
William M. Johnson            2005
Claude B. Nielsen             2005
Donald T. Senterfitt          2005
Carl F. Bailey                2006
Thomas H. Lowder              2006
Harold W. Ripps               2006

     (1) Proposal 3 modifies the terms of the elected trustees, as noted below. Through agreements with the Company, each trustee has agreed to stand for re-election on an annual basis beginning in 2005.

Proposal 2 - Ratification of Appointment of Independent Auditors

         The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the year ending December 31, 2004 was approved. The following votes were taken in connection with this proposal:

       Votes For                         21,519,677
       Votes Against                        129,457
       Absentions                            52,375

Proposal 3 - Amendment of Declaration of Trust to Provide Annual Election
             of Trustees

         The proposal to amend the Declaration of Trust of the Company to eliminate the classification of the Board of Trustees so that each Trustee would stand for re-election on an annual basis was approved. The following votes were taken in connection with this proposal:

       Votes For                         21,440,426
       Votes Against                        202,478
       Absentions                            52,375

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

(b) During the period covered by this report the Company filed or furnished, as applicable, the following reports on Form 8-K:

    Date of Event             Item Reported/Financial Statements Filed
 ------------------        ----------------------------------------------

    April 22, 2004       Item 12. Results of Operations and Financial Condition


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                COLONIAL PROPERTIES TRUST



Date:  August 6, 2004                       /s/ Weston M. Andress
                                                -----------------
                                                Weston M. Andress
                                                Chief Financial Officer



Date:  August 6, 2004                        /s/ Kenneth E. Howell
                                                 -----------------
                                                 Kenneth E. Howell
                                                 Senior Vice President and
                                                 Chief Accounting Officer
                                                (Principal Accounting Officer)