Form 10-Q
period 2004-09-30
COLONIAL PROPERTIES TRUST
filed 2004-11-09
CIK 909111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For the quarterly period ended: September 30, 2004

or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number: 1-12358

COLONIAL PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Alabama	59-7007599
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2101 Sixth Avenue North, Suite 750, Birmingham, Alabama 35202
(Address of principal executive offices) (Zip Code)

        Registrant’s telephone number, including area code: (205) 250-8700

Not applicable
(Former name or former address, if changed since last report)

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

YES    X       NO

        As of October 29, 2004, Colonial Properties Trust had 27,388,302 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
INDEX TO FORM 10-Q

Page

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

COLONIAL PROPERTIES TRUSTCONSOLIDATED CONDENSED BALANCE SHEETS (in thousands, except share data)

	September 30, 2004 (Unaudited)	December 31, 2003

ASSETS
Land, buildings, & equipment	$ 2,622,539	$ 2,378,835
Undeveloped land and construction in progress	141,179	114,262
Less: Accumulated depreciation	(420,425)	(419,827)
Real estate assets held for sale, net	146,294	11,691

Net real estate assets	2,489,587	2,084,961
Cash and equivalents	7,450	8,070
Restricted cash	2,261	1,879
Accounts receivable, net	16,639	10,262
Notes receivable	645	2,504
Prepaid expenses	6,654	6,587
Deferred debt and lease costs	35,513	25,832
Investment in partially owned entities	63,085	37,496
Other assets	55,323	17,336

	$ 2,677,157	$ 2,194,927

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$ 1,499,531	$ 1,050,145
Unsecured credit facility	228,021	205,935
Mortgages payable related to real estate held for sale	3,400	11,785

Total long-term liabilities	1,730,952	1,267,865
Accounts payable	32,582	19,537
Accrued interest	20,113	14,916
Accrued expenses	25,803	6,990
Tenant deposits	4,356	3,239
Unearned rent	2,534	6,878
Other liabilities	2,417	3,715

Total liabilities	1,818,757	1,323,140

Minority interest:
Preferred units	100,000	100,000
Common units	162,033	170,054
Limited partners' interest in consolidated partnership	1,184	--

Total minority interest	263,217	270,054

Preferred shares of beneficial interest, $.01 par value, 10,000,000 shares
9 1/4% Series C Cumulative Redeemable Preferred Shares of
Beneficial Interest, liquidation preference $25 per share,
2,000,000 shares issued and outstanding	20	20
8 1/8% Series D Cumulative Redeemable Preferred Shares of
Beneficial Interest, liquidation preference $25 per depositary share,
5,000,000 depositary shares issued and outstanding	5	5
Common shares of beneficial interest, $.01 par value, 65,000,000 shares authorized; 32,942,232 and 32,017,347 shares issued at September
30, 2004 and December 31, 2003, respectively	329	320
Additional paid-in capital	901,194	873,342
Cumulative earnings	499,741	458,184
Cumulative distributions	(647,035)	(576,095)
Treasury shares, at cost; 5,623,150 shares at September 30, 2004 and December 31, 2003	(150,163)	(150,163)
Accumulated other comprehensive loss	(6,802)	(1,721)
Deferred compensation on restricted shares	(2,106)	(2,159)

Total shareholders' equity	595,183	601,733

	$ 2,677,157	$ 2,194,927

The accompanying notes are an integral part of these financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)
_________________

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenue:
Minimum rent	$ 70,811	$ 58,901	$ 198,398	$ 174,775
Percentage rent	534	420	1,375	1,115
Tenant recoveries	7,752	6,693	21,489	21,395
Other property related revenue	5,447	3,922	14,334	14,015
Other non-property related revenue	1,957	1,242	4,634	3,875

Total revenue	86,501	71,178	240,230	215,175

Operating Expenses:
Property operating expenses:
General operating expenses	6,775	5,753	18,230	16,319
Salaries and benefits	4,496	3,625	12,284	10,452
Repairs and maintenance	7,991	6,962	22,210	20,294
Taxes, licenses, and insurance	8,601	6,535	23,237	20,308
General and administrative	6,992	4,936	18,209	15,001
Depreciation	22,085	18,362	60,441	53,668
Amortization	3,418	1,895	8,562	5,681

Total operating expenses	60,358	48,068	163,173	141,723

Income from operations	26,143	23,110	77,057	73,452

Other income (expense):
Interest expense	(21,437)	(16,724)	(56,063)	(49,959)
Income from investments	114	(114)	288	(330)
Gains (losses) on hedging activities	62	(9)	142	(326)
Gains from sales of property	902	3,915	3,020	6,055
Other	(168)	(505)	(276)	(156)

Total other income (expense)	(20,527)	(13,437)	(52,889)	(44,716)

Income before minority interest and discontinued operations	5,616	9,673	24,168	28,736
Minority interest in CRLP - common unitholders	(23)	(1,067)	(2,071)	(1,302)
Minority interest in CRLP - preferred unitholders	(1,813)	(2,218)	(5,680)	(6,655)
Minority interest of limited partners	(25)	--	(36)	--

Income from continuing operations	3,755	6,388	16,381	20,779

Income from discontinued operations	5,195	5,231	15,525	16,188
Gain (loss) on disposal of discontinued operations	1,566	577	11,448	10,371
Minority interest in CRLP from discontinued operations	(1,861)	(1,662)	(7,477)	(8,573)

Income from discontinued operations	4,900	4,146	19,496	17,986

Net income	8,655	10,534	35,877	38,765

Dividends to preferred shareholders	(3,695)	(3,724)	(11,086)	(11,588)
Preferred share issuance costs	--	--	--	(4,451)

Net income available to common shareholders	$ 4,960	$ 6,810	$ 24,791	$ 22,726

Net income per common share - Basic:
Income from continuing operations	$ --	$ 0.10	$ 0.20	$ 0.19
Income from discontinued operations	0.18	0.16	0.72	0.73

Net income per common share - Basic	$ 0.18	$ 0.26	$ 0.92	$ 0.92

Net income per common share - Diluted:
Income from continuing operations	$ --	$ 0.10	$ 0.20	$ 0.19
Income from discontinued operations	0.18	0.16	0.71	0.73

Net income per common share - Diluted	$ 0.18	$ 0.26	$ 0.91	$ 0.92

Weighted average common shares outstanding:
Basic	27,252	26,002	27,005	24,527
Diluted	27,615	26,275	27,350	24,749

STATEMENTS OF COMPREHENSIVE INCOME

Net income	$ 8,655	$ 10,534	$ 35,877	$ 38,765
Other comprehensive (loss) income
Unrealized (loss) income on cash flow hedging activities	(3,104)	556	(5,081)	1,274

Comprehensive income	$ 5,551	$ 11,090	$ 30,796	$ 40,039

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
_________________

	Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net income	$ 35,877	$ 38,765
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	75,802	66,189
Income from unconsolidated subsidiaries	(1,138)	(127)
Distribution to preferred unitholders of CRLP	5,680	6,655
Minority interest in consolidated partnership	9,548	9,875
Minority interest in income of limited partners	36	--
Gains from sales of property	(14,468)	(16,426)
Decrease (increase) in:
Restricted cash	(382)	(392)
Accounts receivable	(5,024)	1,814
Prepaid expenses	6,165	3,378
Other assets	(11,858)	(5,474)
Increase in:
Accounts payable	10,254	1,026
Accrued interest	5,280	1,225
Accrued expenses and other	8,462	9,379

Net cash provided by operating activities	124,234	115,887

Cash flows from investing activities:
Acquisition of properties	(232,857)	--
Development expenditures	(85,680)	(35,516)
Tenant improvements	(16,275)	(10,931)
Capital expenditures	(11,971)	(11,672)
Proceeds from sales of property, net of selling costs	39,245	41,572
Proceeds from (issuance of) notes receivable, net	1,859	(482)
Distributions from unconsolidated subsidiaries	4,551	3,108
Capital contributions to unconsolidated subsidiaries	(28,204)	(558)

Net cash used in investing activities	(329,332)	(14,479)

Cash flows from financing activities:
Proceeds from additional borrowings	397,794	186,470
Proceeds from common shares issuance, net of expenses paid	--	72,442
Proceeds from Dividend Reinvestment Plan and exercise of stock options	30,107	21,833
Proceeds from Series D preferred shares, net of expenses paid	--	120,482
Redemption of Series A preferred shares	--	(125,000)
Principal reductions of debt	(147,080)	(124,624)
Net change in revolving credit balances	22,086	(166,009)
Dividends paid to common and preferred shareholders	(70,940)	(66,553)
Distributions to minority partners	(20,992)	(20,947)
Other, net	(6,497)	(2,147)

Net cash provided by (used in) financing activities	204,478	(104,053)

Decrease in cash and equivalents	(620)	(2,645)
Cash and equivalents, beginning of period	8,070	6,236

Cash and equivalents, end of period	$ 7,450	$ 3,591

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
September 30, 2004
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

Note 1 — Organization and Business

        As used herein, "the Company" or "Colonial Properties" means Colonial Properties Trust, an Alabama real estate investment trust ("REIT"), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership ("CRLP"), Colonial Properties Services, Inc. ("CPSI") and Colonial Properties Services Limited Partnership ("CPSLP"). The Company was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company's activities include ownership or partial ownership and operation of a diversified portfolio of properties located in the Sunbelt region of the United States, consisting of 59 multifamily apartment communities (including 42 wholly-owned consolidated properties and 17 properties partially-owned through unconsolidated joint venture entities), 26 office properties (including 25 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint venture entity) and 49 retail properties (including 45 consolidated properties and four properties partially-owned through unconsolidated joint venture entities), as of September 30, 2004.

Note 2 — Summary of Significant Accounting Policies

       Basis of Presentation

        The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned at September 30, 2004, approximately 72.5% interest in the partnership. Due to the Company's ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes.

        Entities in which the Company owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make major decisions about the entities' activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. We would also consolidate certain partially-owned entities and other subsidiaries if we own less than 100% equity interest and are deemed to be the primary beneficiary as defined by FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised ("FIN 46(R)").

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

       Unaudited Interim Statements

        The consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

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

        The Company has identified certain relationships that it deems to be variable interest entities in which it holds a significant variable interest. As disclosed in Note 8, relative to these entities, the Company's maximum exposure to loss is limited to the carrying value of the Company's investments in those entities, which is $63.1 million as of September 30, 2004. In addition to these variable interest entities, the Company considers its relationship with another entity to also be a variable interest entity. The maximum exposure related to this entity is limited to the amount of a guarantee and is $1.0 million as of September 30, 2004, which results in a total maximum exposure to the Company attributable to all variable interest entities in the aggregate amount of $64.1 million. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated financial statements.

Note 3 — Acquisition and Disposition Activity

        On July 15, 2004, the Company disposed of a 47,100 square foot retail asset, Colonial Shoppes at Stanley, located in Locust, North Carolina. The asset was sold for $2.4 million and the proceeds were used to fund other investment activities.

        On July 27, 2004, the Company disposed of a 25,500 square foot office asset, Village at Roswell Summit, located in Atlanta, Georgia. The asset was sold for $4.0 million and the proceeds were used to fund other investment activities.

        On August 2, 2004, the Company acquired three retail assets totaling approximately 526,000 square feet in South Florida. The 379,000 square foot Deerfield Mall is located in Deerfield Beach, Florida, south of Boca Raton. With a current occupancy of 98.0%, the property is anchored by Publix, Walgreens, Marshall's, Sports Authority, TJ Maxx and OfficeMax. With 100.0% occupancy, the 79,000 square foot College Parkway property is located in Fort Myers, Florida and includes such tenants as Office Depot and the Blue Pepper Market. Pines Plaza, which is 100.0% occupied, is a 68,000 square foot center and is anchored by Comp USA, Office Depot and Sound Advice. The assets were acquired for a total purchase price of $81.7 million, which consisted of approximately $32.8 million of cash and the assumption of approximately $48.9 million of existing mortgage debt. The cash portion of the acquisition was funded through borrowings under the Company's unsecured line of credit.

        On August 19, 2004, the Company acquired a 25% partnership interest and the management of 618 multifamily units in two communities in Nashville, Tennessee. Brentwood Gables apartments, which will be renamed Colonial Grand at Brentwood, is located in the Brentwood submarket. The complex consists of 254 units and is 94 % occupied. The 364-unit Gables at Henderson Apartments is located in the Hendersonville submarket and is 85 % occupied; the property will be renamed Colonial Village at Hendersonville. The assets were acquired for a total purchase price of $10.3 million, which consisted of approximately $2.9 million of cash and the assumption of approximately $7.4 million of existing mortgage debt. The cash portion of the acquisition was funded through borrowings under the Company's unsecured line of credit.

        On September 9, 2004, the Company announced the development of Colonial Pinnacle at Craft Farms, a 285,000 square foot lifestyle center in Gulf Shores, Alabama. Cobb Theaters, LLC will open a 17-screen megaplex stadium seating theatre in the development. Scheduled to open in May 2005, the 54,000 square-foot cinema will be joined by upscale specialty stores that will offer fashion apparel, home decor, a book store and a music store, as well as upscale restaurants. Additionally, the company expects to include a department store and a grocery store. Total project costs, including land costs, are expected to be approximately $45 million.

        On September 10, 2004, the Company acquired a 232-unit multifamily property, Villas on South Creek, which is 94 % occupied. The class-A property is located in the Round Rock sub-market in Austin, Texas and will be renamed Colonial Village at Sierra Vista. The asset was acquired for a total price of $14.0 million, which was funded through borrowings under the Company's line of credit.

        On September 10, 2004, the Company acquired Boulevard Square, a 221,000 square foot retail shopping center in Pembroke Pines, Florida. The center is anchored by Office Max, Ross Dress for Less, Sports Authority and TJ Maxx. The asset was acquired for a total purchase price of $43.4 million, which consisted of approximately $16.2 million of cash and the assumption of approximately $27.2 million of existing mortgage debt. This acquisition was funded through borrowings under the Company's line of credit.

        On September 22, 2004, the Company made a $9.0 million investment in the acquisition of a majority interest in Colonnade Properties LLC, a New York based real estate investment company that has focused on the acquisition, management, redevelopment and stabilization of 11 million square feet of office assets and is a direct owner of Douglas Entrance, a five-building complex in Coral Gables, Florida. The investment was funded through borrowings under the Company's unsecured line of credit.

        On September 28, 2004, the Company disposed of a 28,243 square foot retail asset, Colonial Shoppes at Inverness, located in Birmingham, Alabama. The asset was sold for $3.4 million and the proceeds were used to fund other investment activities.

        On September 30, 2004, the Company acquired a 318-unit multifamily property, Seven Oaks, which was in lease-up upon acquisition. The property is located in Tampa, Florida and will be renamed Colonial Grand at Seven Oaks. The asset was acquired for a total price of $23.6 million, which was funded through borrowings under the Company's unsecured line of credit.

        The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liablities assumed as of the respective acquisition dates during the quarter ended September 30, 2004.

Assets Acquired and Liabilities Assumed:	For the Quarter Ended September 30, 2004

(amounts in thousands)
Land, buildings and equipment	$ 146,715
Prepaid expenses	5,556
Below-market leases	(6,262)
In-place lease assets	19,310
Other assets	10,106

Total assets	175,425
Notes and morgages payable	(76,107)
Other liabilities and minority interest	(3,404)

Net assets acquired	$ 95,914

Note 4 — Net Income Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands, except per share data)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Numerator:
Net income	$ 8,655	$ 10,534	$ 35,906	$ 38,765
Less: Preferred share dividends	(3,695)	(3,724)	(11,086)	(11,588)
Less: Redemption of preferred share
issuance costs	--	--	--	(4,451)

Income available to common shareholders	$ 4,960	$ 6,810	$ 24,820	$ 22,726

Denominator:
Denominator for basic net income per share -
weighted average common shares	27,252	26,002	27,005	24,527
Effect of dilutive securities:
Trustee and employee stock options,
treasury method	363	273	345	222

Denominator for diluted net income per share -
adjusted weighted average common shares	27,615	26,275	27,350	24,749

Basic net income per share	$ 0.18	$ 0.26	$ 0.92	$ 0.92

Diluted net income per share	$ 0.18	$ 0.26	$ 0.91	$ 0.92

        All options to purchase the Company’s comon shares were included in the computation of diluted net income per share.

Note 5 — Income from Discontinued Operations

        During the quarter ended September 30, 2004, the Company sold two retail assets for proceeds of approximately $5.9 million and one office asset for proceeds of approximately $4.0 million. During the quarter ended June 30, 2004, the Company sold its interest in one multifamily asset for proceeds of approximately $2.4 million. During the quarter ended March 31, 2004, the Company sold one retail asset for proceeds of approximately $21.3 million. In accordance with SFAS No. 144 Accounting for the Impairment on Disposal of Long-Lived Assets, net income and gain (loss) on disposition of real estate for properties sold, in which the Company does not maintain continuing involvement, are reflected in the consolidated statements of income as “discontinued operations” for all periods presented.

        Additionally, the Company classifies real estate assets as held for sale, only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of the Company’s management it is probable the assets will sell within the next 12 months. At September 30, 2004, the Company had classified one multifamily asset containing 178 units and 8 retail assets containing approximately 3.7 million square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $146.3 million at September 30, 2004, which represents the lower of depreciated cost or fair value less costs to sell. The Company has also classified one partially owned retail entity as held for sale containing approximately 1.1 million square feet and has a net equity investment balance of $19.2 million at September 30, 2004. Following is a listing of the properties the Company disposed of in 2004 and 2003 that are classified as discontinued operations:

Property	Location	Date	Units/Square Feet
Multifamily
Colonial Grand at Citrus Park	Tampa, FL	March 2003	176
Colonial Grand at Ponte Vedra (1)	Jacksonville, FL	May 2004	240
Office
2100 International Park	Birmingham, AL	September 2003	29,000
Village at Roswell Summit	Atlanta, GA	July 2004	25,500
Retail
Colonial Promenade Bardmoor	St. Petersburg, FL	March 2003	152,667
Colonial Promenade University Park	Orlando, FL	March 2004	215,485
Colonial Shoppes Stanley	Locust, NC	July 2004	47,100
Colonial Shoppes Inverness	Birmingham, AL	September 2004	28,243

     (1) The Company sold its 15% interest in this property.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

(amounts in thousands)	2004	2003	2004	2003

Property revenues:
Base rent	$ 7,370	$ 7,525	$ 22,365	$ 23,146
Percentage rent	288	323	768	792
Tenant recoveries	2,793	2,888	8,460	8,812
Other property revenue	487	665	1,440	2,444

Total property revenues	10,938	11,401	33,033	35,194
Property operating and maintenance expense	3,948	3,927	11,360	11,898
Depreciation	2,147	2,127	6,563	6,617
Amortization	99	64	235	223
(Income) loss from investments	(469)	(149)	(851)	(458)
Interest expense	18	201	201	726

	5,743	6,170	17,508	19,006
Income from discontinued operations before net gain
on disposition of discontinued operations	5,195	5,231	15,525	16,188
Net gain on disposition of discontinued operations	1,566	577	11,448	10,371
Minority interest in CRLP from discontinued operations	(1,861)	(1,662)	(7,477)	(8,573)

Income from discontinued operations	$ 4,900	$ 4,146	$ 19,496	$ 17,986

Note 6 — Shareholders’ Equity

        The following table presents the changes in the issued and outstanding common shares of beneficial interest since December 31, 2003 (excluding 10,345,129 and 10,361,034 units of CRLP at September 30, 2004 and December 31, 2003, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at December 31, 2003	32,017,347
Common shares issued through dividend reinvestments	562,705
Share options exercised	324,464
Restricted shares issued/cancelled, net	16,692
Conversion of CRLP units to common shares	15,905
Other employee and non-employee share plans	5,119

Outstanding at September 30, 2004	32,942,232

Note 7 — Segment Information

        The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s 2003 Annual Report. The pro rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the three and nine-months ended September 30, 2004 and 2003, and as of September 30, 2004 and December 31, 2003, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2004	2003	2004	2003

Revenues:
Divisional Revenues
Multifamily	$ 31,831	$ 25,002	$ 87,095	$ 73,996
Office	25,186	22,709	73,420	70,547
Retail	42,986	37,571	120,572	113,857

Total Divisional Revenues:	100,003	85,282	281,087	258,400
Partially-owned subsidiaries	(4,509)	(3,945)	(12,447)	(11,800)
Unallocated corporate revenues	1,945	1,242	4,623	3,769
Discontinued operations revenues	(10,938)	(11,401)	(33,033)	(35,194)

Total Consolidated Revenues:	$ 86,501	$ 71,178	$ 240,230	$ 215,175

NOI:
Divisional NOI
Multifamily	$ 19,009	$ 15,328	$ 52,906	$ 45,815
Office	17,871	15,760	52,140	49,794
Retail	29,401	25,680	83,345	78,466

Total Divisional NOI:	66,281	56,768	188,391	174,075
Partially-owned subsidiaries	(2,591)	(2,198)	(7,122)	(6,678)
Unallocated corporate revenues	1,945	1,242	4,623	3,769
Discontinued operations NOI	(6,991)	(7,474)	(21,672)	(23,296)
General and administrative expenses	(6,992)	(4,936)	(18,209)	(15,001)
Depreciation	(22,085)	(18,362)	(60,441)	(53,668)
Amortization	(3,418)	(1,895)	(8,562)	(5,681)
Other	(6)	(35)	49	(68)

Income from operations	26,143	23,110	77,057	73,452

Total other expense	(20,527)	(13,437)	(52,889)	(44,716)

Income before minority interest	$ 5,616	$ 9,673	$ 24,168	$ 28,736

(in thousands)	September 30, 2004	December 31, 2003

Assets:
Divisional Assets
Multifamily	$ 877,580	$ 677,469
Office	617,428	607,154
Retail	1,187,154	931,894

Total Divisional Assets:	2,682,162	2,216,517
Partially-owned subsidiaries	(124,300)	(117,271)
Unallocated corporate assets (1)	119,295	95,681

	$ 2,677,157	$ 2,194,927

(1)	Includes the Company’s investment in partially-owned entities of $63,085 as of September 30, 2004, and $37,496 as of December 31, 2003.

Note 8 — Investment in Partially Owned Entities

        At September 30, 2004, the Company had investments in fifteen partially-owned entities. The Company accounts for these investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of September 30, 2004 and December 31, 2003:

		(in thousands)
	Percent Owned	September 30, 2004	December 31, 2003
Multifamily:
CMS/Colonial Joint Venture I	15.00%	$ 1,504	$ 1,923
CMS/Colonial Joint Venture II	15.00%	653	689
CMS/Colonial Florida Joint Venture	25.00%	2,948	-
CMS/Colonial Tennessee Joint Venture	25.00%	2,830	-
G&I IV Cunningham GP LLC	20.00%	1,254	-
DRA Partnership	10.00%	2,439	2,284

		11,628	4,896
Office:
600 Building Partnership, Birmingham, AL	33.33%	5	(8)
HCI Colonnade Douglas L.P., Coral Gables, FL	25.00%	5,704	-

		5,709	(8)
Retail:
Orlando Fashion Square Joint Venture, Orlando, FL	50.00%	19,169	19,698
Parkway Place Limited Partnership, Huntsville, AL	45.00%	10,886	10,493
Turkey Creek Joint Venture, Knoxville, TN	50.00%	13,315	-
Colonial Promenade Madison, Huntsville, AL	25.00%	2,300	2,341
Highway 150, LLC, Birmingham, AL	10.00%	90	56

		45,760	32,588
Other:
Colonial/Polar-BEK Management Company,
Birmingham, AL	50.00%	15	36
NRH Enterprises, LLC, Birmingham, AL	20.00%	(27)	(16)

		(12)	20

		$ 63,085	$ 37,496

Note 9 — Financial Instruments: Derivatives and Hedging

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

        The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The Company primarily uses interest rate swaps as part of its fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

        As of September 30, 2004, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133. The only swap that the Company has that is not designated as a hedge for SFAS 133 was acquired through the purchase of a property and its corresponding debt.

        The Company has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of the Company’s derivative financial instruments at September 30, 2004. The notional value at September 30, 2004 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

Product Type	Notional Value	Interest Rate	Maturity	Fair Value At September 30, 2004 (in thousands)

Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(1,176)
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/05/06	(849)
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/01/11	4,022
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	14
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/03/07	12
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	--
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	4
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	6
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	2

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

        At September 30, 2004, derivatives with a fair value of $2.0 million were included in other liabilities and $38,000 were included in other assets. Additionally, the fair value of our fair value interest rate swap of $4.0 million was included in notes and mortgages payable. The change in unrealized gain (losses) of $1.1 million for derivatives designated as cash flow hedges and $4.0 million for derivatives designated as fair value hedges for the nine months ended September 30, 2004 is a component of shareholder’s equity. The change in fair value of derivatives not designated as hedges of $0.1 million is included in gains (losses) on hedging activities in the quarter ended September 30, 2004.  No hedge ineffectiveness on fair value hedges was recognized during the quarter ended September 30, 2004. Hedge ineffectiveness of approximately $4,000 on cash flow hedges due to index mismatches was recognized in gains (losses) on hedging activities during the quarter ended September 30, 2004.

Note 10 — Subsequent Events

     Acquisitions

        On October 22, 2004, the Company acquired Research Park Office Center, comprising 176,570 square feet of office space in Huntsville, Alabama. The asset was acquired for a total purchase price of $16.8 million, which was funded through borrowings under the Company’s unsecured line of credit.

        On October 25, 2004, the Company and Dreyfuss Real Estate Advisors (“DRA”) entered into a partnership agreement, in which the Company maintains a 20% interest and manages sixteen multifamily properties located in Arizona, New Mexico and Nevada containing a combined 4,223 units. The Company’s total investment in the DRA partnership was $64.5 million, which consisted of $45.4 million of newly issued mortgage debt and $19.1 million of cash, which was funded through borrowings under the Company’s unsecured line of credit.

        On October 29, 2004, the Company acquired two multifamily assets for a total purchase price of $44.7 million. North Creek, a 252 unit complex, is located in Durham, North Carolina and Montclair Parc, a 300 unit complex, is located in Charlotte, North Carolina. The acquisition was funded through borrowings under the Company’s bridge credit facility.

     Merger Agreement

        On October 25, 2004, the Company and Cornerstone Realty Income Trust, Inc. (NYSE: TCR) (“Cornerstone”), a Richmond, Virginia-based REIT focused on multifamily communities, entered into a definitive merger agreement under which Cornerstone will merge into Colonial Properties. The total transaction value, including the assumption or repayment of Cornerstone debt, is approximately $1.5 billion, or $10.80 per share, based on Colonial Properties’ closing price as of October 22, 2004. The transaction is expected to close during the first quarter of 2005.

        The transaction will be structured as a common and preferred stock election merger, with Cornerstone shareholders having the right to elect to receive the merger consideration in Colonial Properties common or preferred depositary shares, subject to the restriction that the preferred depositary shares issued shall not exceed 25 percent of the total merger consideration. The merger agreement provides that Cornerstone shareholders who elect to receive common stock will receive 0.2584 Colonial Properties shares for each Cornerstone share. Cornerstone shareholders who elect to receive redeemable preferred depositary shares will receive 0.4200 shares of $25 liquidation preference redeemable Series E Preferred Depositary Shares with a dividend rate of 7.62 percent which will be listed on the NYSE. The exchange ratios are subject to adjustments related to certain tax matters.

Depending upon the shareholder elections, Colonial Properties expects to issue approximately 11 to 14 million new common shares and up to approximately $150 million of new preferred securities and refinance or assume approximately $850 million of Cornerstone’s existing secured debt. The transaction, which remains subject to approval by the common shareholders of Colonial Properties and Cornerstone, has been unanimously approved by both boards.

        Cornerstone will have the right to terminate the transaction if Colonial Properties’ average share price for the 20 days preceding 10 days prior to the close of the transaction is below $31.00. However, in the event Colonial Properties’ share price is below such level, Colonial Properties has the right to continue the transaction through the payment, at its sole option, of additional Colonial Properties common shares or cash to provide Cornerstone shareholders value equivalent to that which they would have received had the Colonial Properties share price been $31.00 for such measurement period. Colonial Properties will have the right to terminate if the average of its share price exceeds $49.00 for 20 consecutive days preceding 10 days prior to the close of the transaction.

     Dispositions

        On October 15, 2004, the Company sold Colonial Village at Vernon Marsh, a 178 unit multifamily complex located in Savannah, Georgia. The total sales price was $10.0 million, of which $3.4 million was used to repay a secured loan, and the remaining proceeds were used to support the Company’s investment activities.

     Investments held for sale

        On October 19, 2004, the Company and its third party partner signed a binding agreement with Pennsylvania Real Estate Trust (NYSE: PEI) to sell Orlando Fashion Square, a 1,080,535 square-foot retail asset located in Orlando, Florida. The Company’s investment in the partially-owned entity is $19.2 million as of September 30, 2004, which is reflected within investment in partially-owned entities on the Company’s balance sheet. The sell of this mall is expected to close in the fourth quarter of 2004.

     Distribution

        On October 19, 2004, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.67 per share and per unit, totaling $25.3 million. The distribution was declared to shareholders and partners of record as of October 29, 2004, and was paid on November 5, 2004.

     Bridge Credit Agreement

        On October 28, 2004, the Company entered into an additional $200.0 million bridge credit facility with certain participants of its current $320.0 million unsecured bank line of credit. Base rate loans and euro-dollar loans are available under the Bridge Facility. Generally, base rate loans bear interest at SouthTrust´s designated base rate, plus a base rate margin ranging from 0.00% to 1.00% based on our unsecured debt ratings from time to time. Euro-dollar loans bear interest at LIBOR plus a margin ranging from 0.70% to 1.35% based on our unsecured debt ratings from time to time. The bridge credit facility matures in November of 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Colonial Properties Trust:

We have reviewed the accompanying condensed consolidated balance sheet of Colonial Properties Trust as of September 30, 2004, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Birmingham, Alabama November 5, 2004

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
- Demand for multifamily, office and retail properties,
- The ability of the general economy to recover timely from the current economic downturn,
- Availability and creditworthiness of tenants,
- The level of lease rents, and
- The availability of financing for both tenants and us;
•	Adverse changes in the real estate markets, including, among other things:
- Competition with other companies, and
- Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);
•	Our ability to successfully complete and integrate our real estate acquisitions, including our acquisition by merger of Cornerstone Realty Income Trust, Inc. ("Cornerstone");
•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
•	Our ability to obtain insurance at a reasonable cost;
•	Our ability to maintain our status as a REIT for federal and state income tax purposes;
•	Environmental/safety requirements.

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

        We are a self-administered equity real estate investment trust (a “REIT”) that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. Our activities include full or partial ownership of a diversified portfolio of 134 properties as of September 30, 2004, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

        As of September 30, 2004, we owned or maintained a partial ownership in 59 multifamily apartment communities containing a total of 19,695 apartment units (including 42 wholly-owned consolidated properties and 17 properties partially-owned through unconsolidated joint venture entities aggregating 14,398 and 5,297 units, respectively) (the “multifamily properties”), 26 office properties containing a total of approximately 5.7 million square feet of office space (including 25 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint-venture entity aggregating 5,658,900 and 30,000 square feet, respectively )(the “office properties”), 49 retail properties containing a total of approximately 16.3 million square feet of retail space (including 45 consolidated properties and four properties partially-owned through unconsolidated joint venture entities aggregating 14.1 million and 2.2 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of September 30, 2004, the multifamily properties that had achieved stabilized occupancy were 95.4% leased (95.5% for consolidated properties and 94.4% for unconsolidated properties), the office properties that had achieved stabilized occupancy were 92.2% leased (92.2% for consolidated properties and 100.0% for unconsolidated properties), and the retail properties that had achieved stabilized occupancy were 89.9% leased (89.8% for consolidated properties and 90.6% for unconsolidated properties).

        We are the direct general partner of, and hold approximately 72.5% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”). We conduct all of our business through the Operating Partnership, Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for the properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management services for properties owned by third parties.

        We recently entered into a merger agreement with Cornerstone Realty Income Trust, Inc. (NYSE: TCR) (“Cornerstone”), a Richmond, Virginia-based REIT focused on multifamily communities. Under the definitive merger agreement, Cornerstone will merge into Colonial Properties. The total transaction value, including the assumption or repayment of Cornerstone debt, is approximately $1.5 billion, or $10.80 per share, based on Colonial Properties’ closing price as of October 22, 2004. The transaction is expected to close during the first quarter of 2005. This transaction is described more fully below under the heading “Cornerstone Merger Agreement”.

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

        The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended September 30, 2004 and 2003:

	Consolidated Properties		Unconsolidated Properties		Total Properties
	As of and for the Quarter Ended Sept. 30,		As of and for the Quarter Ended Sept. 30,		As of and for the Quarter Ended Sept. 30,
	2004	2003	2004	2003	2004	2003
Multifamily Properties
Physical Occupancy	95.5%	94.8%	94.4%	92.8%	95.4%	94.8%
Same-Property Economic Occupancy (1)	81.6%	81.1%	n/a	n/a	81.6%	81.1%
Same-Property NOI Growth (2)	2.7%	-5.9%	n/a	n/a	2.7%	-5.9%
End of Month Scheduled Base
Rent per Unit per Month	$ 807	$ 795	$ 759	$ 716	$ 822	$ 795
Capital Expenditures per Unit	$ 191	$ 122	$ 103	$ 151	$ 188	$ 123
Office Properties
Physical Occupancy	92.2%	91.4%	100.0%	100.0%	92.2%	91.4%
Same-Property NOI Growth (2)	4.2%	-14.0%	n/a	n/a	4.2%	-14.0%
Base Rent per Square Foot	$ 18.12	$ 19.07	$ 16.28	$ 16.39	$ 18.12	$ 19.08
Capital Expenditures per Square Foot	$ 0.61	$ 0.54	$ -0-	$ -0-	$ 0.61	$ 0.54
Retail Properties
Same-Property NOI Growth (2)	0.4%	2.0%	9.5%	-30.3%	1.1%	0.1%
Regional Malls:
Physical Occupancy	92.2%	89.4%	89.7%	85.4%	92.0%	88.9%
Base Rent per Square Foot	$ 22.24	$ 21.79	$ 29.76	$ 30.86	$ 23.71	$ 22.42
Tenant Gross Sales per Square Foot	$273.66	$271.90	$266.54	$275.53	$272.35	$270.39
Shopping Centers:
Physical Occupancy	86.6%	82.3%	99.6%	99.8%	86.8%	82.9%
Base Rent per Square Foot	$ 16.47	$ 13.36	$ 16.99	$ 16.80	$ 16.53	$ 13.40
Tenant Gross Sales per Square Foot	$213.32	$218.56	$232.74	$215.64	$214.53	$218.38
(1)	Economic Occupancy represents scheduled base rents, less vacancy loss and concessions, divided by scheduled base rents.

(2)	NOI amounts are based on our segment data. See Note 8 — Segment Information in our Notes to Consolidated Condensed Financial Statements.

       As a result of the recent economic downturn in the United States, our operations have been negatively impacted. Our multifamily properties have been impacted by a liberal supply of new apartments and a robust single-family housing market, driven by low interest rates and weak job growth. However, our multifamily division’s physical occupancy percentage rose to 95.4% as of September 30, 2004, and our economic occupancy remained stable at 80.7%, as a result of the move-in concessions being offered to our new residents. During the third quarter of 2004, we acquired one multifamily asset located in Austin, Texas consisting of 232 units for $14.0 million, one multifamily asset located in Tampa, Florida consisting of 316 units for $23.6 million, and a 25% interest in two properties located in Nashville, Tennessee consisting of 364 units for $10.3 million. During the current year, our consolidated multifamily properties have experienced an increase in capital expenditures, as compared to the prior year, in connection with enhancing the newly acquired assets to the quality level of the Company’s existing multifamily properties. We believe there are signs of current job growth and rising interest rates and believe these factors should allow our multifamily division to improve its fundamentals in the quarters ahead. We remain cautiously optimistic regarding that sustained job growth will occur in the near term.

        Our office properties continue to be negatively impacted by the absence of corporate hiring and a “buyers market” for office space in which increased tenant leverage puts pressure on current rental rates. As a result, our office division’s base rent per square foot decreased from $19.08 in the third quarter of 2003 to $18.12 in the third quarter of 2004, or a -5.0% change. Rental rate reductions and concessions continue to pressure performance, but despite the difficult fundamentals, we believe our occupancy remains stong. Total occupancy for the quarter ended September 30, 2004 was 92% versus 91% for the second quarter of 2004. On a same-property basis, occupancy was 91% for the third quarter of 2004, an increase of 140 basis points from second quarter of 2004. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. We presently believe the office sector will remain challenged thoughout 2004 and 2005.

        For the third quarter of 2004, our retail same property net operating income increased 1.1% over the same period in 2003. During the third quarter of 2004 our retail properties recognized lease termination fees of $0.1 million as compared to $0.2 million in the third quarter of 2003. Excluding the effects of lease termination fees, our retail same property net operating income for the third quarter of 2004 would have been an increase of 1.6% over the third quarter of 2003. During the third quarter of 2004, we acquired four retail assets totaling approximately 742,000 square feet in South Florida for $125.1 million and continued the redevelopment of two retail malls with total estimated costs of approximately $47.7 million. Additionally, the Company began the construction of one retail development and continued the development of another which combined total approximately 520,000 square feet. One development is located in Birmingham, Alabama and the other is located in Gulf Shores, Alabama. The total costs, including land, are projected to be approximately $75.8 million. As with any development, future rental income will be affected by the timing of completion of the redevelopment projects and the ability to timely lease the space at market rental rates. Throughout the recent economic downturn, consumer confidence has remained strong. As a result, we currently expect our retail division to show continued improved operating performance throughout 2004 and 2005.

Cornerstone Merger Agreement

        On October 25, 2004, we entered into a definitive merger agreement under which Cornerstone Realty Income Trust, Inc. (NYSE: TCR) (“Cornerstone”), a Richmond, Virginia-based REIT focused on multifamily communities, will merge into Colonial Properties. The total transaction value, including the assumption or repayment of Cornerstone debt, is approximately $1.5 billion, or $10.80 per share, based on Colonial Properties’ closing price as of October 22, 2004. The transaction is expected to close during the first quarter of 2005.

        The transaction will be structured as a common and preferred stock election merger, with Cornerstone shareholders having the right to elect to receive the merger consideration in Colonial Properties common or preferred depositary shares, subject to the restriction that the preferred depositary shares issued shall not exceed 25 percent of the total merger consideration. The merger agreement provides that Cornerstone shareholders who elect to receive common stock will receive 0.2584 Colonial Properties shares for each Cornerstone share. Cornerstone shareholders who elect to receive redeemable preferred depositary shares will receive 0.4200 shares of $25 liquidation preference redeemable Series E Preferred Depositary Shares with a dividend rate of 7.62 percent which will be listed on the NYSE. The exchange ratios are subject to adjustments related to certain tax matters. Depending upon the shareholder elections, Colonial Properties expects to issue approximately 11 to 14 million new common shares and up to approximately $150 million of new preferred securities and refinance or assume approximately $850 million of Cornerstone’s existing secured debt. The transaction, which remains subject to approval by the common shareholders of Colonial Properties and Cornerstone, has been unanimously approved by both boards.

        Cornerstone will have the right to terminate the transaction if Colonial Properties’ average share price for the 20 days preceding 10 days prior to the close of the transaction is below $31.00. However, in the event Colonial Properties’ share price is below such level, Colonial Properties has the right to continue the transaction through the payment, at its sole option, of additional Colonial Properties common shares or cash to provide Cornerstone shareholders value equivalent to that which they would have received had the Colonial Properties share price been $31.00 for such measurement period. Colonial Properties will have the right to terminate if the average of its share price exceeds $49.00 for 20 consecutive days preceding 10 days prior to the close of the transaction.

Results of Operations — Three Months Ended September 30, 2004 and 2003

        Minimum rent for the quarter ended September 30, 2004 increased $11.9 million or 20.2% as compared with the quarter ended September 30, 2003. Minimum rent increased $11.3 million as a result of the acquisitions that have occurred since Setpember 30, 2003, coupled with the completion of TownPark 200, the retail portion of Colonial TownPark and Colonial Promenade Trussville II, which became completed developments in 2003 and 2004. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.

        Other property related revenue for the quarter ended September 30, 2004 increased $1.5 million or 38.9% as compared with the quarter ended September 30, 2003. This increase is primarily attributable to an increase of $0.9 million in early lease terminations primarily within our office division in the third quarter of 2004 as compared to 2003. Additionally, other income attributable to the properties acquired or developed during the last quarter of 2003 and the first three quarters of 2004 increased $0.5 million during the third quarter of 2004 as compared to the same period in 2003.

        Total operating expenses for the quarter ended September 30, 2004 increased $12.3 million or 25.6% as compared to the quarter ended September 30, 2003. Of this increase, $8.7 million is attributable to the properties acquired or developed in the last quarter of 2003 and the first three quarters of 2004. The remaining increase is a result of an increase of approximately $2.1 million in our corporate overhead expenses as a result of the continued growth of the Company and an increase in insurance costs incurred in the third quarter as a result of the four hurricanes that hit Florida and the southern panhandle.

        Interest expense for the quarter ended September 30, 2004 increased $4.7 million or 28.2% as compared to the quarter ended September 30, 2003. This increase is primarily attributable to the issuance of $100 million of senior notes in April 2004, $300 million of senior notes in June 2004 through CRLP, and the assumption of $181.9 million of mortgage debt related to properties acquired during the nine months ended September 30, 2004. Additionally, our consolidated debt balance increased from $1.2 billion at September 30, 2003 to $1.7 billion at September 30, 2004.

        Gains from sales of property included in continuing operations for the quarter ended September 30, 2004 decreased $3.0 million as compared to the quarter ended September 30, 2003. The decrease is a result of the sale of three parcels of land in the third quarter of 2004 as compared to the sale of seven parcels of land in the third quarter of 2003, resulting in less gains recognized in 2004. The operating property sales that occurred in the third quarter of 2004 and 2003 are classified as discontinued operations.

Results of Operations — Nine Months Ended September 30, 2004 and 2003

        Minimum rent for the nine months ended September 30, 2004 increased $23.6 million or 13.5% as compared with the nine months ended September 30, 2003. Minimum rent increased $21.4 million as a result of the acquisitions that have occurred since September 30, 2003 coupled with the completion of TownPark 200, the retail portion of Colonial TownPark and Colonial Promenade Trussville II, which became completed developments in 2003 and 2004. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.

        Other property related revenue for the nine months ended September 30, 2004 increased approximately $0.3 or 2.3% as compared with the nine months ended September 30, 2004. The increase is primarily due to an increase of $0.8 million attributable to the properties acquired or developed during the fourth quarter of 2003 and the first three quarters of 2004. This increase is offset by a decrease of $1.2 million in early lease terminations within our office division in 2004 as compared to 2003.

        Total operating expenses for the nine months ended September 30, 2004 increased $21.5 million or 15.1% as compared to the nine months ended September 30, 2003. Of this increase, $15.5 million is attributable to the properties acquired or developed in the fourth quarter of 2003 and the first three quarters of 2004, and $3.2 million is attributable to an increase in our corporate overhead expenses as a result of the continued growth of the Company and an increase in recruiting and hiring costs related to the replacement of our Chief Financial Officer who retired in the first quarter of 2004 and other new employees. The remaining increase is a result of an overall increase in property operating expenses at our existing properties.

        Interest expense for the nine months ended September 30, 2004 increased $6.1 million or 12.2% as compared to the nine months ended September 30, 2003. This increase is primarily attributable to the issuance of $100 million of senior notes in April 2004, $300 million of senior notes in June 2004 through CRLP, and the assumption of $181.9 million of mortgage debt related to properties acquired during the nine months ended September 30, 2004. Additionally, our consolidated debt balance increased from $1.2 billion at September 30, 2003 to $1.7 billion at September 30, 2004.

        Gains from sales of property included in continuing operations for the nine months ended September 30, 2004 decreased $3.0 million as compared to the nine months ended September 30, 2003. The decrease is a result of the sale of seven parcels of land in the first nine months of 2004 as compared to the sale of twelve parcels of land in the first nine months of 2003, resulting in less gains recognized in 2004. The operating property sales that occurred in the first nine months of 2004 and 2003 are classified as discontinued operations.

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

     Long-Term Liquidity Needs

        Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. As a result of our merger agreement with Cornerstone Realty Income Trust, we will have additional long-term liquidity requirements, consisting of the planned conversion of approximately $350.0 million of secured financing to unsecured financing and payment of transactional costs incurred with the merger. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources.

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

        Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the first nine months of 2004, we sold three retail properties representing 290,933 square feet, one office property with 25,500 square feet and our 15% ownership interest in one multifamily property consisting of 240 units. The aggregate sales price was $33.5 million, which was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

        As of September 30, 2004, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had a balance of $228.0 million outstanding at September 30, 2004.

        At September 30, 2004, our total outstanding debt balance was $1.7 billion. The outstanding balance includes fixed-rate debt of $1.3 billion, or 73.3% of the total debt balance, and floating-rate debt of $463.0 million, or 26.7% of the total debt balance. Our total market capitalization, calculated as a sum of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of September 30, 2004 was $3.5 billion and our ratio of debt to market capitalization was 49.2%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2004, we were in compliance with these covenants.

        On October 28, 2004, we entered into an additional $200.0 million bridge credit facility with certain participants of our current $320.0 million unsecured bank line of credit. The bridge credit facility bears interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. The bridge credit facility matures in November of 2005.

     Investing Activities

        During the third quarter of 2004, we acquired two wholly-owned multifamily properties containing 548 units at a cost of approximately $37.6 million, a partial ownership interest in two multifamily assets containing 364 units for approximately $10.3 million, four wholly-owned retail assets containing 742,645 square feet at a total cost of $125.1 million and a majority interest in a real estate investment company that focuses on the acquisition, management, redevelopment and stabilization of 11 million square feet of office assets for approximately $9.0 million.

        During the third quarter of 2004, we continued the development of three multifamily apartment communities. These communities, if developed as expected, will contain 950 units, and the total investment, including land acquisition costs, is projected to be approximately $75.0 million. We began the development of one retail property and continued with the development of one retail property and the redevelopment of two retail properties. Upon completion of the retail developments and redevelopments, we expect to have invested approximately $123.5 million, including land acquisition costs. Additionally, we have one ongoing mixed-use project that integrates multifamily, office and/or retail products. If developed as expected, this investment is projected to be approximately $66.5 million. During the nine months ended September 30, 2004, we invested an aggregate of $85.9 million of these aforementioned development projects and certain parcels of land that were acquired for future development.

        We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During the nine months ended September 30, 2004, we incurred approximately $20.6 million related to tenant improvements and leasing commissions, and approximately $11.9 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

     Dividend

        The dividend on our common stock was $0.67 per share for the third quarter of 2004. We also pay regular quarterly dividends on our preferred stock and CRLP’s preferred units. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. We also make regular quarterly distributions on common and preferred units in CRLP.

Critical Accounting Policies and Estimates

        Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the nine months ended September 30, 2004, there were no material changes to these policies.

Financial Instruments: Derivatives and Hedging

        Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During the quarter ended September 30, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. We primarily use interest rate swaps as part of our fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

        As of September 30, 2004, no derivatives were designated as hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133. The only swap that we have that is not designated as a hedge for SFAS 133 was acquired through the purchase of a property and its corresponding debt.

        We have entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at September 30, 2004. The notional value at September 30, 2004 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

Product Type	Notional Value	Interest Rate	Maturity	Fair Value At September 30, 2004 (in thousands)

Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(1,176)
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/05/06	(849)
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/01/11	4,022
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	14
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/03/07	12
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	--
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	4
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	6
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	2

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

        An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At September 30, 2004, our exposure to rising interest rates was mitigated by the existing debt level of 49.2% of our total market capitalization, the high percentage of fixed rate debt (73.3%), and the use of interest rate swaps to effectively fix the interest rate on approximately $30.2 million through January 2006 and $17.0 million through May 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

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

        The following information is provided to reconcile net income available to common shareholders, the most comparable GAAP measure, to FFO, and to show the items included in our FFO for the past periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share and unit data)	2004	2003	2004	2003

Net income available to common shareholders	$ 4,960	$ 6,810	$ 24,791	$ 22,726
Adjustments (consolidated):
Minority interest in CRLP	1,884	2,729	9,548	9,875
Real estate depreciation	23,911	19,597	66,193	58,784
Real estate amortization	2,467	1,035	5,664	3,178
Consolidated gains from sales of property	(2,468)	(4,492)	(13,672)	(16,426)
Gains from sale of undepreciated property	813	3,836	2,933	5,991
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	955	963	2,914	2,845
Real estate amortization	46	14	82	69
Consolidated gains from sales of property	1	--	(796)	(3)

Funds from operations	$ 32,569	$ 30,492	$ 97,657	$ 87,039

Funds from operations per share and unit - basic	$ 0.87	$ 0.84	$ 2.61	$ 2.49

Funds from operations per share and unit - diluted	$ 0.86	$ 0.83	$ 2.59	$ 2.47

Weighted average common shares outstanding - basic	27,252	26,002	27,005	24,527
Weighted average partnership units outstanding - basic (1)	10,345	10,420	10,354	10,471

Weighted average shares and units outstanding - basic	37,597	36,422	37,359	34,998
Effect of diluted securities	363	273	345	222

Weighted average shares and units outstanding - diluted	37,960	36,695	37,704	35,220

(1)	Represents the weighted average of outstanding units of minority interest in Colonial Realty Limited Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        As of September 30, 2004, we had approximately $463.0 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2004, in relation to our $1.7 billion of outstanding total debt, our $2.7 billion of total assets and $3.5 billion total market capitalization as of that date.

        If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.6 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.6 million. This assumes that the amount outstanding under our variable rate debt remains approximately $463.0 million, the balance as of September 30, 2004. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $85.7 million. If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $85.7 million. This assumes our total outstanding debt remains at $1.7 billion, the balance as of September 30, 2004.

        As of September 30, 2004, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

COLONIAL PROPERTIES TRUST
PART II — OTHER INFORMATION

Item 6. Exhibits.

10.18.1	Form of Employee Share Option and Restricted Share Plan Agreement - 2 Year Vesting
10.18.2	Form of Employee Share Option and Restricted Share Plan Agreement - 3 Year Vesting
10.18.3	Form of Employee Share Option and Restricted Share Plan Agreement - 5 Year Vesting
10.18.4	Form of Employee Share Option and Restricted Share Plan Agreement - 8 Year Vesting
10.18.5	Amended and Restated Trustee Restricted Share Agreement - 1 Year Vesting
10.18.6	Amended and Restated Trustee Non-Incentive Share Option Agreement
15.	Letter re: Unaudited Interim Financial Information
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL PROPERTIES TRUST

Date: November 8, 2004	/s/ Weston M. Andress Weston M. Andress Chief Financial Officer

Date: November 8, 2004	/s/ Kenneth E. Howell Kenneth E. Howell Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit 10.18.1

COLONIAL PROPERTIES TRUST
FORM OF EMPLOYEE SHARE OPTION AND RESTRICTED SHARE PLAN
RESTRICTED SHARE AGREEMENT
2-YEAR VESTING

        THIS AGREEMENT is entered into as of «GrantDate», by and between Colonial Properties Trust, (the “Company”), and «FirstName_______________________________» «LastName________________________________», a key employee of Company and/or of its Subsidiaries or Affiliates (the “Holder”).

Recitals:

        WHEREAS, Company has adopted the Colonial Properties Trust Employee Share Option and Restricted Share Plan (the “Plan”) providing for the grant under certain circumstances of common shares of beneficial interest of the Company, par value $.01 per share (the “Shares”);

        WHEREAS, Company, under the terms and conditions set forth below, has offered and committed to grant Shares under the Plan (the “Restricted Share Award”) to the Holder in connection with the employment of the Holder in the capacity set forth below; and

        WHEREAS, in consideration of the grant of the Restricted Share Award and other benefits, the Holder is willing to accept the Restricted Share Award provided for in this Agreement and is willing to abide by the obligations imposed on him or her under this Agreement and the other responsibilities of his or her position;

Provisions:

        NOW, THEREFORE, in consideration of the mutual benefits hereinafter provided, and each intending to be legally bound, Company and the Holder hereby agree as follows:

1. Effect of the Plan.

        The Restricted Share Award to be granted under this Agreement will be subject to all of the terms and conditions of the Plan (attached hereto as Exhibit A, the terms of which are incorporated by reference and made part of this Agreement). The Holder will abide by, and the Restricted Share Award granted to the Holder will be subject to, all of the provisions of the Plan and of this Agreement, together with all rules and determinations from time to time issue by the Committee established to administer the Plan and by the Board of Trustees of Company (hereinafter “Board”) pursuant to the Plan.

2. Grants.

        The Holder is hereby granted and issued _____________ Shares. Concurrently with the execution and delivery of this Agreement, the Company is issuing and delivering to Holder certificates representing the Shares being acquired by him, registered in his name. The Grant Date of this Restricted Share Award is «GrantDate».

3. Vesting in Restricted Shares.

        3.1 Service Requirement. The Restricted Share Award becomes vested (i.e., nonforfeitable) as to 60% of the Restricted Shares on the first anniversary of the Grant Date (the “Anniversary Date”) if Holder has been providing services to the Company, a Subsidiary or an Affiliate continuously from the Grant Date. The Restricted Share Award becomes vested as to the remaining 40% of the Restricted Shares on the subsequent Anniversary Date, provided Holder has been providing services to the Company, a Subsidiary or an Affiliate continuously from the Grant Date. Service for this purpose includes service as an employee, director or independent contractor providing services to the Company, a Subsidiary or an Affiliate. For purposes of this Agreement, termination of service would not be deemed to occur if the Holder, after terminating service in one capacity, continues to provide service to the Company, any Subsidiary or any Affiliate in another capacity. Termination of service is sometimes also referred to herein as termination of employment or other relationship with the Company, its Subsidiaries or its Affiliates. Notwithstanding the vesting schedule provided herein, to the extent the Restricted Share Award has not become yet vested as to 100% of the Restricted Shares, the Restricted Share Award shall become vested as to 100% of the Restricted Shares on the later of: (i) such time as the Holder’s age in whole years plus the Holder’s number of full years of service with the Company equals 70, (ii) six (6) months after the Date of Grant and (iii) the date the Holder attains age 55.

        3.2 Limitation Period. The period during which the Restricted Share Award is subject to forfeiture is the “Limitation Period.” Except as otherwise determined by the Committee, during the Limitation Period applicable with respect to a Restricted Share Award, the Holder may not sell, transfer, assign, pledge or otherwise encumber or dispose of the Shares covered by such award. The certificate representing the Shares distributed with respect to each Restricted Share Award made under the Plan shall be affixed with a legend setting forth the restrictions applicable to the transfer of such Shares. When the restrictions applicable to a Restricted Share Award shall lapse, a certificate for the number of Shares with respect to which restrictions have lapsed shall be delivered to the Holder free of all such restrictions. Restricted Shares that are forfeited shall be immediately transferred to the Company without any payment by the Company.

        3.3 Termination of Service. If before the end of the Limitation Period, the Holder terminates service with the Company by reason of the Holder’s death, “permanent and total disability” (within the meaning of Section 22(e)(3) of the Code), “retirement” (as defined in the Colonial Properties Trust Defined Benefit Pension Plan), or is terminated without Cause by the Company, the Holder, his or her legal guardian, or the executor or administrator of the estate of the Holder or the person or persons to whom rights under the Restricted Share Agreement have passed by bequest or inheritance, as the case may be, shall be fully vested in the shares covered by the Restricted Share Agreement. If the Holder terminates service with the Company voluntarily or is terminated for Cause, the Holder shall immediately forfeit to the Company all unvested Restricted Shares awarded hereunder.

        For purposes of this Restricted Share Agreement, “Cause” means (i) the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud with respect to the Company, Subsidiary, or Affiliate or any of their customers or suppliers, (ii) conduct tending to bring the Company, Subsidiary, or Affiliate into substantial public disgrace or disrepute, (iii) substantial and repeated failure to perform duties of the office held by the Holder as reasonably directed by the Board, and such failure is not cured within 30 days after the Holder receives notice thereof from the Board, (iv) gross negligence or willful misconduct with respect to the Company, Subsidiary, or Affiliate or (v) material breach of any term of any employment, consulting or other services, confidentiality, intellectual property or non-competition agreements, if any, between Holder and the Company, Subsidiary or Affiliate.

4. Dividend and Voting Rights.

        Subject to the restrictions contained herein, Holder, as owner of his Shares, shall have all of the rights of a shareholder, including the right to vote such Shares and to receive all dividends, cash or stock, paid or delivered thereon.

5. Change of Control; Sale of Assets/Shares.

        5.1 Changes in Shares. If the number of outstanding Shares is increased or decreased or the Shares are changed into or exchanged for a different number or kind of Shares or other securities of the Company on account of any recapitalization, reclassification, Share split, reverse split, combination of Shares, exchange of Shares, Share dividend or other distribution payable in capital stock, or other increase or decrease in such Shares effected without receipt of consideration by the Company occurring after the date the Restricted Share Award is granted, a proportionate and appropriate adjustment shall be made by the Company in the number and kind of Shares subject to the Restricted Share Agreement, so that the proportionate interest of the Holder immediately following such event shall, to the extent practicable, be the same as immediately prior to such event.

        5.2. Reorganization in Which the Company Is the Surviving Entity. Subject to Section 5.3, if the Company shall be the surviving entity in any reorganization, merger or consolidation of the Company with one or more other entities, the Restricted Share Award shall pertain to and apply to the securities to which a holder of the number of Shares subject to the Restricted Share Agreement would have been entitled immediately following such reorganization, merger or consolidation.

        5.3 Reorganization in Which the Company Is Not the Surviving Entity or Sale of Assets or Shares. Upon the dissolution or liquidation of the Company, or upon a merger, consolidation or reorganization of the Company with one or more other entities in which the Company is not the surviving entity, or upon a sale of substantially all of the assets of the Company to another entity, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving entity) approved by the Board which results in any person or entity (or persons or entities acting as a group or otherwise in concert) owning 80 percent or more of the combined voting power of all classes of securities of the Company, the unvested Restricted Share Award shall become fully vested.

        5.4 Adjustments. Adjustments specified in this Section relating to Shares or securities of the Company shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. No fractional Shares or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

6. Requirements of Law.

        The Company shall not be required to issue any Shares under the Agreement if the issuance of such Shares would constitute a violation by the Holder or by the Company of any provision of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. If at any time the Company shall determine, in its discretion, that the listing, registration or qualification of any Shares subject to the Restricted Share Agreement upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance of Shares hereunder, the Restricted Shares shall not vest in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company. Specifically in connection with the Securities Act of 1933 (as now in effect or as hereafter amended), unless a registration statement under such Act is in effect with respect to the Shares covered by the Restricted Share Agreement, the Company shall not be required to issue such Shares unless the Company has received evidence satisfactory to it that the Holder may acquire such Shares pursuant to an exemption from registration under such Act. Any determination in this connection by the Company shall be final, binding, and conclusive. The Company may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act of 1933 (as now in effect or as hereafter amended). The Company shall not be obligated to take any affirmative action in order to cause the issuance of Shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that the Restricted Shares shall not vest unless and until the Shares covered by the Restricted Share Agreement are registered or are subject to an available exemption from registration, the vesting of the Restricted Shares (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption.

7. Withholding of Taxes.

        The parties hereto recognize that the Company, a Subsidiary or an Affiliate may be obligated to withhold federal and local income taxes and Social Security taxes to the extent that the Holder realizes ordinary income in connection with the vesting of the Restricted Shares. The Holder agrees that the Company, a Subsidiary or an Affiliate may withhold amounts needed to cover such taxes from payments otherwise due and owing to the Holder, and also agrees that upon demand the Holder will promptly pay to the Company, a Subsidiary or an Affiliate having such obligation any additional amounts as may be necessary to satisfy such withholding tax obligation. Such payment shall be made in cash or cash equivalent.

8. Disclaimer of Rights.

        No provision in this Restricted Share Agreement shall be construed to confer upon the Holder the right to be employed by the Company, any Subsidiary or any Affiliate, or to interfere in any way with the right and authority of the Company, any Subsidiary or any Affiliate either to increase or decrease the compensation of the Holder at any time, or to terminate any employment or other relationship between the Holder and the Company, any Subsidiary or any Affiliate.

9. Interpretation of this Restricted Share Agreement.

        All decisions and interpretations made by the Committee or the Board of Trustees of the Company with regard to any question arising under the Plan or this Restricted Share Agreement shall be binding and conclusive on the Company and the Holder and any other person entitled to the Restricted Shares as provided for herein. In the event that there is any inconsistency between the provisions of this Restricted Share Agreement and of the Plan, the provisions of the Plan shall govern.

10. Governing Law.

        This Restricted Share Agreement is executed pursuant to and shall be governed by the laws of the State of Maryland (but not including the choice of law rules thereof).

11. Arbitration.

        Any disputes between the Company and the Holder in any way concerning this Restricted Share Agreement shall be submitted at the initiative of either party to mandatory arbitration before a single arbitrator in Birmingham, Alabama pursuant to the Commercial Arbitration Rules of the American Arbitration Association, or its successor, then in effect. The decision of the arbitrator shall be rendered in writing, shall be final and may be entered as a judgment in any court in the State of Alabama. The parties irrevocably consent to the jurisdiction of the federal and state courts located in Alabama for this purpose. Each party shall be responsible for its or his own costs incurred in such arbitration and in enforcing any arbitration award, including attorney’s fees.

12. Approval by Shareholders.

        This Restricted Share Agreement and the issuance of any Shares under it are expressly subject to the approval of the Plan by the shareholders of the Company as provided for therein. The Restricted Share shall not in any event be vested in whole or in part prior to the date the Plan is approved by the shareholders of the Company as provided for therein.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

COLONIAL PROPERTIES TRUST By: John. P. Rigrish, CAO

WITNESS (As to Holder) First Name: Last Name:

Exhibit 10.18.2

COLONIAL PROPERTIES TRUST
FORM OF EMPLOYEE SHARE OPTION AND RESTRICTED SHARE PLAN
RESTRICTED SHARE AGREEMENT
3-YEAR VESTING

        THIS AGREEMENT is entered into as of «GrantDate», by and between Colonial Properties Trust, (the “Company”), and «FirstName_______________________________» «LastName________________________________», a key employee of Company and/or of its Subsidiaries or Affiliates (the “Holder”).

Recitals:

        WHEREAS, Company has adopted the Colonial Properties Trust Employee Share Option and Restricted Share Plan (the “Plan”) providing for the grant under certain circumstances of common shares of beneficial interest of the Company, par value $.01 per share (the “Shares”);

        WHEREAS, Company, under the terms and conditions set forth below, has offered and committed to grant Shares under the Plan (the “Restricted Share Award”) to the Holder in connection with the employment of the Holder in the capacity set forth below; and

        WHEREAS, in consideration of the grant of the Restricted Share Award and other benefits, the Holder is willing to accept the Restricted Share Award provided for in this Agreement and is willing to abide by the obligations imposed on him or her under this Agreement and the other responsibilities of his or her position;

Provisions:

        NOW, THEREFORE, in consideration of the mutual benefits hereinafter provided, and each intending to be legally bound, Company and the Holder hereby agree as follows:

1. Effect of the Plan.

        The Restricted Share Award to be granted under this Agreement will be subject to all of the terms and conditions of the Plan (attached hereto as Exhibit A, the terms of which are incorporated by reference and made part of this Agreement). The Holder will abide by, and the Restricted Share Award granted to the Holder will be subject to, all of the provisions of the Plan and of this Agreement, together with all rules and determinations from time to time issue by the Committee established to administer the Plan and by the Board of Trustees of Company (hereinafter “Board”) pursuant to the Plan.

2. Grants.

        The Holder is hereby granted and issued «ofShares» Shares. Concurrently with the execution and delivery of this Agreement, the Company is issuing and delivering to Holder certificates representing the Shares being acquired by him, registered in his name. The Grant Date of this Restricted Share Award is «GrantDate».

3.Vesting in Restricted Shares.

        3.1 Service Requirement. The Restricted Share Award becomes vested (i.e., nonforfeitable) as to 50% of the Restricted Shares on the first anniversary of the Grant Date (the “Anniversary Date”) if Holder has been providing services to the Company, a Subsidiary or an Affiliate continuously from the Grant Date. Thereafter, the Restricted Share Award becomes vested as to 25% of the Restricted Shares on each subsequent Anniversary Date, provided Holder has been providing services to the Company, a Subsidiary or an Affiliate continuously from the Grant Date. Service for this purpose includes service as an employee, director or independent contractor providing services to the Company, a Subsidiary or an Affiliate. For purposes of this Agreement, termination of service would not be deemed to occur if the Holder, after terminating service in one capacity, continues to provide service to the Company, any Subsidiary or any Affiliate in another capacity. Termination of service is sometimes also referred to herein as termination of employment or other relationship with the Company, its Subsidiaries or its Affiliates. Notwithstanding the vesting schedule provided herein, to the extent the Restricted Share Award has not become yet vested as to 100% of the Restricted Shares, the Restricted Share Award shall become vested as to 100% of the Restricted Shares on the later of: (i) such time as the Holder’s age in whole years plus the Holder’s number of full years of service with the Company equals 70, (ii) six (6) months after the Date of Grant and (iii) the date the Holder attains age 55.

        3.2 Limitation Period. The period during which the Restricted Share Award is subject to forfeiture is the “Limitation Period.” Except as otherwise determined by the Committee, during the Limitation Period applicable with respect to a Restricted Share Award, the Holder may not sell, transfer, assign, pledge or otherwise encumber or dispose of the Shares covered by such award. The certificate representing the Shares distributed with respect to each Restricted Share Award made under the Plan shall be affixed with a legend setting forth the restrictions applicable to the transfer of such Shares. When the restrictions applicable to a Restricted Share Award shall lapse, a certificate for the number of Shares with respect to which restrictions have lapsed shall be delivered to the Holder free of all such restrictions. Restricted Shares that are forfeited shall be immediately transferred to the Company without any payment by the Company.

        3.3 Termination of Service. If before the end of the Limitation Period, the Holder terminates service with the Company by reason of the Holder’s death, “permanent and total disability” (within the meaning of Section 22(e)(3) of the Code), “retirement” (as defined in the Colonial Properties Trust Defined Benefit Pension Plan), or is terminated without Cause by the Company, the Holder, his or her legal guardian, or the executor or administrator of the estate of the Holder or the person or persons to whom rights under the Restricted Share Agreement have passed by bequest or inheritance, as the case may be, shall be fully vested in the shares covered by the Restricted Share Agreement. If the Holder terminates service with the Company voluntarily or is terminated for Cause, the Holder shall immediately forfeit to the Company all unvested Restricted Shares awarded hereunder.

        For purposes of this Restricted Share Agreement, “Cause” means (i) the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud with respect to the Company, Subsidiary, or Affiliate or any of their customers or suppliers, (ii) conduct tending to bring the Company, Subsidiary, or Affiliate into substantial public disgrace or disrepute, (iii) substantial and repeated failure to perform duties of the office held by the Holder as reasonably directed by the Board, and such failure is not cured within 30 days after the Holder receives notice thereof from the Board, (iv) gross negligence or willful misconduct with respect to the Company, Subsidiary, or Affiliate or (v) material breach of any term of any employment, consulting or other services, confidentiality, intellectual property or non-competition agreements, if any, between Holder and the Company, Subsidiary or Affiliate.

4. Dividend and Voting Rights.

        Subject to the restrictions contained herein, Holder, as owner of his Shares, shall have all of the rights of a shareholder, including the right to vote such Shares and to receive all dividends, cash or stock, paid or delivered thereon.

5. Change of Control; Sale of Assets/Shares.

        5.1 Changes in Shares. If the number of outstanding Shares is increased or decreased or the Shares are changed into or exchanged for a different number or kind of Shares or other securities of the Company on account of any recapitalization, reclassification, Share split, reverse split, combination of Shares, exchange of Shares, Share dividend or other distribution payable in capital stock, or other increase or decrease in such Shares effected without receipt of consideration by the Company occurring after the date the Restricted Share Award is granted, a proportionate and appropriate adjustment shall be made by the Company in the number and kind of Shares subject to the Restricted Share Agreement, so that the proportionate interest of the Holder immediately following such event shall, to the extent practicable, be the same as immediately prior to such event.

        5.2. Reorganization in Which the Company Is the Surviving Entity. Subject to Section 5.3, if the Company shall be the surviving entity in any reorganization, merger or consolidation of the Company with one or more other entities, the Restricted Share Award shall pertain to and apply to the securities to which a holder of the number of Shares subject to the Restricted Share Agreement would have been entitled immediately following such reorganization, merger or consolidation.

        5.3 Reorganization in Which the Company Is Not the Surviving Entity or Sale of Assets or Shares. Upon the dissolution or liquidation of the Company, or upon a merger, consolidation or reorganization of the Company with one or more other entities in which the Company is not the surviving entity, or upon a sale of substantially all of the assets of the Company to another entity, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving entity) approved by the Board which results in any person or entity (or persons or entities acting as a group or otherwise in concert) owning 80 percent or more of the combined voting power of all classes of securities of the Company, the unvested Restricted Share Award shall become fully vested.

        5.4 Adjustments. Adjustments specified in this Section relating to Shares or securities of the Company shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. No fractional Shares or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

5. Requirements of Law.

        The Company shall not be required to issue any Shares under the Agreement if the issuance of such Shares would constitute a violation by the Holder or by the Company of any provision of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. If at any time the Company shall determine, in its discretion, that the listing, registration or qualification of any Shares subject to the Restricted Share Agreement upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance of Shares hereunder, the Restricted Shares shall not vest in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company. Specifically in connection with the Securities Act of 1933 (as now in effect or as hereafter amended), unless a registration statement under such Act is in effect with respect to the Shares covered by the Restricted Share Agreement, the Company shall not be required to issue such Shares unless the Company has received evidence satisfactory to it that the Holder may acquire such Shares pursuant to an exemption from registration under such Act. Any determination in this connection by the Company shall be final, binding, and conclusive. The Company may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act of 1933 (as now in effect or as hereafter amended). The Company shall not be obligated to take any affirmative action in order to cause the issuance of Shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that the Restricted Shares shall not vest unless and until the Shares covered by the Restricted Share Agreement are registered or are subject to an available exemption from registration, the vesting of the Restricted Shares (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption.

7. Withholding of Taxes.

        The parties hereto recognize that the Company, a Subsidiary or an Affiliate may be obligated to withhold federal and local income taxes and Social Security taxes to the extent that the Holder realizes ordinary income in connection with the vesting of the Restricted Shares. The Holder agrees that the Company, a Subsidiary or an Affiliate may withhold amounts needed to cover such taxes from payments otherwise due and owing to the Holder, and also agrees that upon demand the Holder will promptly pay to the Company, a Subsidiary or an Affiliate having such obligation any additional amounts as may be necessary to satisfy such withholding tax obligation. Such payment shall be made in cash or cash equivalent.

8. Disclaimer of Rights.

        No provision in this Restricted Share Agreement shall be construed to confer upon the Holder the right to be employed by the Company, any Subsidiary or any Affiliate, or to interfere in any way with the right and authority of the Company, any Subsidiary or any Affiliate either to increase or decrease the compensation of the Holder at any time, or to terminate any employment or other relationship between the Holder and the Company, any Subsidiary or any Affiliate.

9. Interpretation of this Restricted Share Agreement.

        All decisions and interpretations made by the Committee or the Board of Trustees of the Company with regard to any question arising under the Plan or this Restricted Share Agreement shall be binding and conclusive on the Company and the Holder and any other person entitled to the Restricted Shares as provided for herein. In the event that there is any inconsistency between the provisions of this Restricted Share Agreement and of the Plan, the provisions of the Plan shall govern.

10. Governing Law.

        This Restricted Share Agreement is executed pursuant to and shall be governed by the laws of the State of Maryland (but not including the choice of law rules thereof).

11. Arbitration.

        Any disputes between the Company and the Holder in any way concerning this Restricted Share Agreement shall be submitted at the initiative of either party to mandatory arbitration before a single arbitrator in Birmingham, Alabama pursuant to the Commercial Arbitration Rules of the American Arbitration Association, or its successor, then in effect. The decision of the arbitrator shall be rendered in writing, shall be final and may be entered as a judgment in any court in the State of Alabama. The parties irrevocably consent to the jurisdiction of the federal and state courts located in Alabama for this purpose. Each party shall be responsible for its or his own costs incurred in such arbitration and in enforcing any arbitration award, including attorney’s fees.

12. Approval by Shareholders.

        This Restricted Share Agreement and the issuance of any Shares under it are expressly subject to the approval of the Plan by the shareholders of the Company as provided for therein. The Restricted Share shall not in any event be vested in whole or in part prior to the date the Plan is approved by the shareholders of the Company as provided for therein.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

COLONIAL PROPERTIES TRUST By: John. P. Rigrish, CAO

HOLDER: WITNESS (As to Holder) First Name: Last Name:

Exhibit 10.18.3

COLONIAL PROPERTIES TRUST
FORM OF EMPLOYEE SHARE OPTION AND RESTRICTED SHARE PLAN
RESTRICTED SHARE AGREEMENT
5-YEAR VESTING

        THIS AGREEMENT is entered into as of ___________, ______, by and between Colonial Properties Trust, (the “Company”), and __________, a key employee of Company and/or of its Subsidiaries or Affiliates (the “Holder”).

Recitals:

        WHEREAS, Company has adopted the Colonial Properties Trust Employee Share Option and Restricted Share Plan (the “Plan”) providing for the grant under certain circumstances of common shares of beneficial interest of the Company, par value $.01 per share (the “Shares”);

        WHEREAS, Company, under the terms and conditions set forth below, has offered and committed to grant Shares under the Plan (the “Restricted Share Award”) to the Holder in connection with the employment of the Holder in the capacity set forth below; and

        WHEREAS, in consideration of the grant of the Restricted Share Award and other benefits, the Holder is willing to accept the Restricted Share Award provided for in this Agreement and is willing to abide by the obligations imposed on him or her under this Agreement and the other responsibilities of his or her position;

Provisions:

        NOW, THEREFORE, in consideration of the mutual benefits hereinafter provided, and each intending to be legally bound, Company and the Holder hereby agree as follows:

1. Effect of the Plan.

        The Restricted Share Award to be granted under this Agreement will be subject to all of the terms and conditions of the Plan (attached hereto as Exhibit A, the terms of which are incorporated by reference and made part of this Agreement). The Holder will abide by, and the Restricted Share Award granted to the Holder will be subject to, all of the provisions of the Plan and of this Agreement, together with all rules and determinations from time to time issue by the Committee established to administer the Plan and by the Board of Trustees of Company (hereinafter “Board”) pursuant to the Plan.

2. Grants.

        The Holder is hereby granted and issued ____ Shares. Concurrently with the execution and delivery of this Agreement, the Company is issuing and delivering to Holder certificates representing the Shares being acquired by him, registered in his name. The Grant Date of this Restricted Share Award is ___________, ______.

3. Vesting in Restricted Shares.

        3.1 Service Requirement. The Restricted Share Award becomes vested (i.e., nonforfeitable) as to 20% of the Restricted Shares on the first anniversary of the Grant Date (the “Anniversary Date”) if Holder has been providing services to the Company, a Subsidiary or an Affiliate continuously from the Grant Date. Thereafter, the Restricted Share Award becomes vested as to 20% of the Restricted Shares on each subsequent Anniversary Date, provided Holder has been providing services to the Company, a Subsidiary or an Affiliate continuously from the Grant Date. Service for this purpose includes service as an employee, director or independent contractor providing services to the Company, a Subsidiary or an Affiliate. For purposes of this Agreement, termination of service would not be deemed to occur if the Holder, after terminating service in one capacity, continues to provide service to the Company, any Subsidiary or any Affiliate in another capacity. Termination of service is sometimes also referred to herein as termination of employment or other relationship with the Company, its Subsidiaries or its Affiliates. Notwithstanding the vesting schedule provided herein, to the extent the Restricted Share Award has not become yet vested as to 100% of the Restricted Shares, the Restricted Share Award shall become vested as to 100% of the Restricted Shares on the later of: (i) such time as the Holder’s age in whole years plus the Holder’s number of full years of service with the Company equals 70, (ii) six (6) months after the Date of Grant and (iii) the date the Holder attains age 55.

        3.2 Limitation Period. The period during which the Restricted Share Award is subject to forfeiture is the “Limitation Period.” Except as otherwise determined by the Committee, during the Limitation Period applicable with respect to a Restricted Share Award, the Holder may not sell, transfer, assign, pledge or otherwise encumber or dispose of the Shares covered by such award. The certificate representing the Shares distributed with respect to each Restricted Share Award made under the Plan shall be affixed with a legend setting forth the restrictions applicable to the transfer of such Shares. When the restrictions applicable to a Restricted Share Award shall lapse, a certificate for the number of Shares with respect to which restrictions have lapsed shall be delivered to the Holder free of all such restrictions. Restricted Shares that are forfeited shall be immediately transferred to the Company without any payment by the Company.

        3.3 Termination of Service. If before the end of the Limitation Period, the Holder terminates service with the Company by reason of the Holder’s death, “permanent and total disability” (within the meaning of Section 22(e)(3) of the Code), “retirement” (as defined in the Colonial Properties Trust Defined Benefit Pension Plan), or is terminated without Cause by the Company, the Holder, his or her legal guardian, or the executor or administrator of the estate of the Holder or the person or persons to whom rights under the Restricted Share Agreement have passed by bequest or inheritance, as the case may be, shall be fully vested in the shares covered by the Restricted Share Agreement. If the Holder terminates service with the Company voluntarily or is terminated for Cause, the Holder shall immediately forfeit to the Company all unvested Restricted Shares awarded hereunder.

        For purposes of this Restricted Share Agreement, “Cause” means (i) the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud with respect to the Company, Subsidiary, or Affiliate or any of their customers or suppliers, (ii) conduct tending to bring the Company, Subsidiary, or Affiliate into substantial public disgrace or disrepute, (iii) substantial and repeated failure to perform duties of the office held by the Holder as reasonably directed by the Board, and such failure is not cured within 30 days after the Holder receives notice thereof from the Board, (iv) gross negligence or willful misconduct with respect to the Company, Subsidiary, or Affiliate or (v) material breach of any term of any employment, consulting or other services, confidentiality, intellectual property or non-competition agreements, if any, between Holder and the Company, Subsidiary or Affiliate.

4. Dividend and Voting Rights.

        Subject to the restrictions contained herein, Holder, as owner of his Shares, shall have all of the rights of a shareholder, including the right to vote such Shares and to receive all dividends, cash or stock, paid or delivered thereon.

5. Change of Control; Sale of Assets/Shares.

        5.1 Changes in Shares. If the number of outstanding Shares is increased or decreased or the Shares are changed into or exchanged for a different number or kind of Shares or other securities of the Company on account of any recapitalization, reclassification, Share split, reverse split, combination of Shares, exchange of Shares, Share dividend or other distribution payable in capital stock, or other increase or decrease in such Shares effected without receipt of consideration by the Company occurring after the date the Restricted Share Award is granted, a proportionate and appropriate adjustment shall be made by the Company in the number and kind of Shares subject to the Restricted Share Agreement, so that the proportionate interest of the Holder immediately following such event shall, to the extent practicable, be the same as immediately prior to such event.

        5.2. Reorganization in Which the Company Is the Surviving Entity. Subject to Section 5.3, if the Company shall be the surviving entity in any reorganization, merger or consolidation of the Company with one or more other entities, the Restricted Share Award shall pertain to and apply to the securities to which a holder of the number of Shares subject to the Restricted Share Agreement would have been entitled immediately following such reorganization, merger or consolidation.

        5.3 Reorganization in Which the Company Is Not the Surviving Entity or Sale of Assets or Shares. Upon the dissolution or liquidation of the Company, or upon a merger, consolidation or reorganization of the Company with one or more other entities in which the Company is not the surviving entity, or upon a sale of substantially all of the assets of the Company to another entity, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving entity) approved by the Board which results in any person or entity (or persons or entities acting as a group or otherwise in concert) owning 80 percent or more of the combined voting power of all classes of securities of the Company, the unvested Restricted Share Award shall become fully vested.

        5.4 Adjustments. Adjustments specified in this Section relating to Shares or securities of the Company shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. No fractional Shares or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

6. Requirements of Law.

        The Company shall not be required to issue any Shares under the Agreement if the issuance of such Shares would constitute a violation by the Holder or by the Company of any provision of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. If at any time the Company shall determine, in its discretion, that the listing, registration or qualification of any Shares subject to the Restricted Share Agreement upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance of Shares hereunder, the Restricted Shares shall not vest in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company. Specifically in connection with the Securities Act of 1933 (as now in effect or as hereafter amended), unless a registration statement under such Act is in effect with respect to the Shares covered by the Restricted Share Agreement, the Company shall not be required to issue such Shares unless the Company has received evidence satisfactory to it that the Holder may acquire such Shares pursuant to an exemption from registration under such Act. Any determination in this connection by the Company shall be final, binding, and conclusive. The Company may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act of 1933 (as now in effect or as hereafter amended). The Company shall not be obligated to take any affirmative action in order to cause the issuance of Shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that the Restricted Shares shall not vest unless and until the Shares covered by the Restricted Share Agreement are registered or are subject to an available exemption from registration, the vesting of the Restricted Shares (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption.

7. Withholding of Taxes.

        The parties hereto recognize that the Company, a Subsidiary or an Affiliate may be obligated to withhold federal and local income taxes and Social Security taxes to the extent that the Holder realizes ordinary income in connection with the vesting of the Restricted Shares. The Holder agrees that the Company, a Subsidiary or an Affiliate may withhold amounts needed to cover such taxes from payments otherwise due and owing to the Holder, and also agrees that upon demand the Holder will promptly pay to the Company, a Subsidiary or an Affiliate having such obligation any additional amounts as may be necessary to satisfy such withholding tax obligation. Such payment shall be made in cash or cash equivalent.

8. Disclaimer of Rights.

        No provision in this Restricted Share Agreement shall be construed to confer upon the Holder the right to be employed by the Company, any Subsidiary or any Affiliate, or to interfere in any way with the right and authority of the Company, any Subsidiary or any Affiliate either to increase or decrease the compensation of the Holder at any time, or to terminate any employment or other relationship between the Holder and the Company, any Subsidiary or any Affiliate.

9. Interpretation of this Restricted Share Agreement.

        All decisions and interpretations made by the Committee or the Board of Trustees of the Company with regard to any question arising under the Plan or this Restricted Share Agreement shall be binding and conclusive on the Company and the Holder and any other person entitled to the Restricted Shares as provided for herein. In the event that there is any inconsistency between the provisions of this Restricted Share Agreement and of the Plan, the provisions of the Plan shall govern.

10. Governing Law.

        This Restricted Share Agreement is executed pursuant to and shall be governed by the laws of the State of Maryland (but not including the choice of law rules thereof).

11. Arbitration.

        Any disputes between the Company and the Holder in any way concerning this Restricted Share Agreement shall be submitted at the initiative of either party to mandatory arbitration before a single arbitrator in Birmingham, Alabama pursuant to the Commercial Arbitration Rules of the American Arbitration Association, or its successor, then in effect. The decision of the arbitrator shall be rendered in writing, shall be final and may be entered as a judgment in any court in the State of Alabama. The parties irrevocably consent to the jurisdiction of the federal and state courts located in Alabama for this purpose. Each party shall be responsible for its or his own costs incurred in such arbitration and in enforcing any arbitration award, including attorney’s fees.

12. Approval by Shareholders.

        This Restricted Share Agreement and the issuance of any Shares under it are expressly subject to the approval of the Plan by the shareholders of the Company as provided for therein. The Restricted Share shall not in any event be vested in whole or in part prior to the date the Plan is approved by the shareholders of the Company as provided for therein.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

COLONIAL PROPERTIES TRUST By:

HOLDER: WITNESS (As to Holder) First Name: Last Name:

Exhibit 10.18.4

COLONIAL PROPERTIES TRUST
FORM OF EMPLOYEE SHARE OPTION AND RESTRICTED SHARE PLAN
RESTRICTED SHARE AGREEMENT
8-YEAR VESTING

        THIS AGREEMENT is entered into as of _________ __, ______, by and between Colonial Properties Trust, (the “Company”), and __________, a key employee of Company and/or of its Subsidiaries or Affiliates (the “Holder”).

Recitals:

        WHEREAS, Company has adopted the Colonial Properties Trust Employee Share Option and Restricted Share Plan (the “Plan”) providing for the grant under certain circumstances of common shares of beneficial interest of the Company, par value $.01 per share (the “Shares”);

        WHEREAS, Company, under the terms and conditions set forth below, has offered and committed to grant Shares under the Plan (the “Restricted Share Award”) to the Holder in connection with the employment of the Holder in the capacity set forth below; and

        WHEREAS, in consideration of the grant of the Restricted Share Award and other benefits, the Holder is willing to accept the Restricted Share Award provided for in this Agreement and is willing to abide by the obligations imposed on him or her under this Agreement and the other responsibilities of his or her position;

Provisions:

        NOW, THEREFORE, in consideration of the mutual benefits hereinafter provided, and each intending to be legally bound, Company and the Holder hereby agree as follows:

1. Effect of the Plan.

        The Restricted Share Award to be granted under this Agreement will be subject to all of the terms and conditions of the Plan (attached hereto as Exhibit A, the terms of which are incorporated by reference and made part of this Agreement). The Holder will abide by, and the Restricted Share Award granted to the Holder will be subject to, all of the provisions of the Plan and of this Agreement, together with all rules and determinations from time to time issue by the Committee established to administer the Plan and by the Board of Trustees of Company (hereinafter “Board”) pursuant to the Plan.

2. Grants.

        The Holder is hereby granted and issued ____ Shares. Concurrently with the execution and delivery of this Agreement, the Company is issuing and delivering to Holder certificates representing the Shares being acquired by him, registered in his name. The Grant Date of this Restricted Share Award is __________, ______.

3. Vesting in Restricted Shares.

        3.1 Service Requirement. The Restricted Share Award becomes vested (i.e., nonforfeitable) as to 100% of the Restricted Shares on the eighth anniversary of the Grant Date (the “Anniversary Date”) if Holder has been providing services to the Company, a Subsidiary or an Affiliate continuously from the Grant Date; provided, however that the Restricted Share Award may become vested earlier than the date established immediately above if Holder meets certain performance vesting targets, such targets to be agreed upon by the Company and Holder. Service for this purpose includes service as an employee, director or independent contractor providing services to the Company, a Subsidiary or an Affiliate. For purposes of this Agreement, termination of service would not be deemed to occur if the Holder, after terminating service in one capacity, continues to provide service to the Company, any Subsidiary or any Affiliate in another capacity. Termination of service is sometimes also referred to herein as termination of employment or other relationship with the Company, its Subsidiaries or its Affiliates. Notwithstanding the vesting schedule provided herein, to the extent the Restricted Share Award has not become yet vested as to 100% of the Restricted Shares, the Restricted Share Award shall become vested as to 100% of the Restricted Shares on the later of: (i) such time as the Holder’s age in whole years plus the Holder’s number of full years of service with the Company equals 70, (ii) six (6) months after the Date of Grant and (iii) the date the Holder attains age 55.

        3.2 Limitation Period. The period during which the Restricted Share Award is subject to forfeiture is the “Limitation Period.” Except as otherwise determined by the Committee, during the Limitation Period applicable with respect to a Restricted Share Award, the Holder may not sell, transfer, assign, pledge or otherwise encumber or dispose of the Shares covered by such award. The certificate representing the Shares distributed with respect to each Restricted Share Award made under the Plan shall be affixed with a legend setting forth the restrictions applicable to the transfer of such Shares. When the restrictions applicable to a Restricted Share Award shall lapse, a certificate for the number of Shares with respect to which restrictions have lapsed shall be delivered to the Holder free of all such restrictions. Restricted Shares that are forfeited shall be immediately transferred to the Company without any payment by the Company.

        3.3 Termination of Service. If before the end of the Limitation Period, the Holder terminates service with the Company by reason of the Holder’s death, “permanent and total disability” (within the meaning of Section 22(e)(3) of the Code), “retirement” (as defined in the Colonial Properties Trust Defined Benefit Pension Plan), or is terminated without Cause by the Company, the Holder, his or her legal guardian, or the executor or administrator of the estate of the Holder or the person or persons to whom rights under the Restricted Share Agreement have passed by bequest or inheritance, as the case may be, shall be fully vested in the shares covered by the Restricted Share Agreement. If the Holder terminates service with the Company voluntarily or is terminated for Cause, the Holder shall immediately forfeit to the Company all unvested Restricted Shares awarded hereunder.

        For purposes of this Restricted Share Agreement, “Cause” means (i) the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud with respect to the Company, Subsidiary, or Affiliate or any of their customers or suppliers, (ii) conduct tending to bring the Company, Subsidiary, or Affiliate into substantial public disgrace or disrepute, (iii) substantial and repeated failure to perform duties of the office held by the Holder as reasonably directed by the Board, and such failure is not cured within 30 days after the Holder receives notice thereof from the Board, (iv) gross negligence or willful misconduct with respect to the Company, Subsidiary, or Affiliate or (v) material breach of any term of any employment, consulting or other services, confidentiality, intellectual property or non-competition agreements, if any, between Holder and the Company, Subsidiary or Affiliate.

4. Dividend and Voting Rights.

        Subject to the restrictions contained herein, Holder, as owner of his Shares, shall have all of the rights of a shareholder, including the right to vote such Shares and to receive all dividends, cash or stock, paid or delivered thereon.

5. Change of Control; Sale of Assets/Shares.

        5.1 Changes in Shares. If the number of outstanding Shares is increased or decreased or the Shares are changed into or exchanged for a different number or kind of Shares or other securities of the Company on account of any recapitalization, reclassification, Share split, reverse split, combination of Shares, exchange of Shares, Share dividend or other distribution payable in capital stock, or other increase or decrease in such Shares effected without receipt of consideration by the Company occurring after the date the Restricted Share Award is granted, a proportionate and appropriate adjustment shall be made by the Company in the number and kind of Shares subject to the Restricted Share Agreement, so that the proportionate interest of the Holder immediately following such event shall, to the extent practicable, be the same as immediately prior to such event.

    5.2. Reorganization in Which the Company Is the Surviving Entity. Subject to Section 5.3, if the Company shall be the surviving entity in any reorganization, merger or consolidation of the Company with one or more other entities, the Restricted Share Award shall pertain to and apply to the securities to which a holder of the number of Shares subject to the Restricted Share Agreement would have been entitled immediately following such reorganization, merger or consolidation.

        5.3 Reorganization in Which the Company Is Not the Surviving Entity or Sale of Assets or Shares. Upon the dissolution or liquidation of the Company, or upon a merger, consolidation or reorganization of the Company with one or more other entities in which the Company is not the surviving entity, or upon a sale of substantially all of the assets of the Company to another entity, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving entity) approved by the Board which results in any person or entity (or persons or entities acting as a group or otherwise in concert) owning 80 percent or more of the combined voting power of all classes of securities of the Company, the unvested Restricted Share Award shall become fully vested.

        5.4 Adjustments. Adjustments specified in this Section relating to Shares or securities of the Company shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. No fractional Shares or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

6. Requirements of Law.

        The Company shall not be required to issue any Shares under the Agreement if the issuance of such Shares would constitute a violation by the Holder or by the Company of any provision of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. If at any time the Company shall determine, in its discretion, that the listing, registration or qualification of any Shares subject to the Restricted Share Agreement upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance of Shares hereunder, the Restricted Shares shall not vest in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company. Specifically in connection with the Securities Act of 1933 (as now in effect or as hereafter amended), unless a registration statement under such Act is in effect with respect to the Shares covered by the Restricted Share Agreement, the Company shall not be required to issue such Shares unless the Company has received evidence satisfactory to it that the Holder may acquire such Shares pursuant to an exemption from registration under such Act. Any determination in this connection by the Company shall be final, binding, and conclusive. The Company may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act of 1933 (as now in effect or as hereafter amended). The Company shall not be obligated to take any affirmative action in order to cause the issuance of Shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that the Restricted Shares shall not vest unless and until the Shares covered by the Restricted Share Agreement are registered or are subject to an available exemption from registration, the vesting of the Restricted Shares (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption.

7. Withholding of Taxes.

        The parties hereto recognize that the Company, a Subsidiary or an Affiliate may be obligated to withhold federal and local income taxes and Social Security taxes to the extent that the Holder realizes ordinary income in connection with the vesting of the Restricted Shares. The Holder agrees that the Company, a Subsidiary or an Affiliate may withhold amounts needed to cover such taxes from payments otherwise due and owing to the Holder, and also agrees that upon demand the Holder will promptly pay to the Company, a Subsidiary or an Affiliate having such obligation any additional amounts as may be necessary to satisfy such withholding tax obligation. Such payment shall be made in cash or cash equivalent.

8. Disclaimer of Rights.

        No provision in this Restricted Share Agreement shall be construed to confer upon the Holder the right to be employed by the Company, any Subsidiary or any Affiliate, or to interfere in any way with the right and authority of the Company, any Subsidiary or any Affiliate either to increase or decrease the compensation of the Holder at any time, or to terminate any employment or other relationship between the Holder and the Company, any Subsidiary or any Affiliate.

9. Interpretation of this Restricted Share Agreement.

        All decisions and interpretations made by the Committee or the Board of Trustees of the Company with regard to any question arising under the Plan or this Restricted Share Agreement shall be binding and conclusive on the Company and the Holder and any other person entitled to the Restricted Shares as provided for herein. In the event that there is any inconsistency between the provisions of this Restricted Share Agreement and of the Plan, the provisions of the Plan shall govern.

10. Governing Law.

        This Restricted Share Agreement is executed pursuant to and shall be governed by the laws of the State of Maryland (but not including the choice of law rules thereof).

11. Arbitration.

        Any disputes between the Company and the Holder in any way concerning this Restricted Share Agreement shall be submitted at the initiative of either party to mandatory arbitration before a single arbitrator in Birmingham, Alabama pursuant to the Commercial Arbitration Rules of the American Arbitration Association, or its successor, then in effect. The decision of the arbitrator shall be rendered in writing, shall be final and may be entered as a judgment in any court in the State of Alabama. The parties irrevocably consent to the jurisdiction of the federal and state courts located in Alabama for this purpose. Each party shall be responsible for its or his own costs incurred in such arbitration and in enforcing any arbitration award, including attorney’s fees.

12. Approval by Shareholders.

        This Restricted Share Agreement and the issuance of any Shares under it are expressly subject to the approval of the Plan by the shareholders of the Company as provided for therein. The Restricted Share shall not in any event be vested in whole or in part prior to the date the Plan is approved by the shareholders of the Company as provided for therein.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

COLONIAL PROPERTIES TRUST By:

HOLDER: WITNESS (As to Holder) First Name: Last Name:

Exhibit 10.18.5

COLONIAL PROPERTIES TRUST
SECOND AMENDED AND RESTATED
FORM OF EMPLOYEE SHARE OPTION AND RESTRICTED SHARE PLAN
TRUSTEE RESTRICTED SHARE AGREEMENT
1-YEAR VESTING

        This Restricted Share Agreement (the “Restricted Share Agreement”) is entered into as of _________ __, ______, by and between Colonial Properties Trust, (the “Company”) and __________, a non-employee Trustee of the Company (the “Holder”).

        WHEREAS, Company has adopted the Colonial Properties Trust Second Amended and Restated Employee Share Option and Restricted Share Plan (the “Plan”) providing for the grant under certain circumstances of common shares of beneficial interest of the Company, par value $.01 per share (the “Shares”);

        WHEREAS, Company, under the terms and conditions set forth below, has offered and committed to grant Shares under the Plan (the “Restricted Share Award”) to the Holder in connection with the service of the Holder as a member of the Board of Trustees of the Company (the “Board”); and

        WHEREAS, in consideration of the grant of the Restricted Share Award and other benefits, the Holder is willing to accept the Restricted Share Award provided for in this Restricted Share Agreement and is willing to abide by the obligations imposed on him or her under this Restricted Share Agreement and the other responsibilities of his or her position;

        NOW, THEREFORE, in consideration of the mutual benefits hereinafter provided, and each intending to be legally bound, Company and the Holder hereby agree as follows:

1. Effect of the Plan.

        The Restricted Share Award to be granted under this Restricted Share Agreement will be subject to all of the terms and conditions of the Plan, the terms of which are incorporated by reference and made part of this Restricted Share Agreement). The Holder will abide by, and the Restricted Share Award granted to the Holder will be subject to, all of the provisions of the Plan and of this Restricted Share Agreement, together with all rules and determinations from time to time issue by the Committee established to administer the Plan and by the Board pursuant to the Plan.

2. Grants.

         The Holder is hereby granted and issued ____ Shares. The Grant Date of this Restricted Share Award is_________.

3. Vesting in Restricted Shares.

        3.1 Service Requirement. The Restricted Share Award becomes vested (i.e., nonforfeitable) as to 100% of the Restricted Shares on the first anniversary of the Grant Date (the “Anniversary Date”) if Holder has been serving as a non-employee trustee to the Company continuously from the Grant Date. Notwithstanding the vesting schedule provided herein, to the extent the Restricted Share Award has not become yet vested as to 100% of the Restricted Shares, the Restricted Share Award shall become vested as to 100% of the Restricted Shares on the later of: (i) such time as the Holder’s age in whole years plus the Holder’s number of full years of service with the Company equals 70, (ii) six (6) months after the Date of Grant and (iii) the date the Holder attains age 55.

        3.2 Limitation Period. The period during which the Restricted Share Award is subject to forfeiture is the “Limitation Period.” Except as otherwise determined by the Committee, during the Limitation Period applicable with respect to a Restricted Share Award, the Holder may not sell, transfer, assign, pledge or otherwise encumber or dispose of the Shares covered by such award. The certificate representing the Shares distributed with respect to each Restricted Share Award made under the Plan shall be affixed with a legend setting forth the restrictions applicable to the transfer of such Shares. When the restrictions applicable to a Restricted Share Award shall lapse, a certificate for the number of Shares with respect to which restrictions have lapsed shall be delivered to the Holder free of all such restrictions. Restricted Shares that are forfeited shall be immediately transferred to the Company without any payment by the Company.

        3.3 Termination of Status as Non-Employee Trustee. If before the end of the Limitation Period, the Holder’s status as a non-employee trustee terminates by reason of the Holder’s death, the executor or administrator of the estate of the Holder or the person or persons to whom rights under the Restricted Share Agreement have passed by bequest or inheritance, as the case may be, shall be fully vested in the shares covered by the Restricted Share Agreement. If the Holder’s status as a non-employee trustee terminates for any other reason, the Holder shall immediately forfeit to the Company all unvested Restricted Shares awarded hereunder.

4. Dividend and Voting Rights.

        Subject to the restrictions contained herein, Holder, as owner of his Shares, shall have all of the rights of a shareholder, including the right to vote such Shares and to receive all dividends, cash or stock, paid or delivered thereon.

5. Change of Control; Sale of Assets/Shares.

        5.1 Changes in Shares. If the number of outstanding Shares is increased or decreased or the Shares are changed into or exchanged for a different number or kind of Shares or other securities of the Company on account of any recapitalization, reclassification, Share split, reverse split, combination of Shares, exchange of Shares, Share dividend or other distribution payable in capital stock, or other increase or decrease in such Shares effected without receipt of consideration by the Company occurring after the date the Restricted Share Award is granted, a proportionate and appropriate adjustment shall be made by the Company in the number and kind of Shares subject to the Restricted Share Agreement, so that the proportionate interest of the Holder immediately following such event shall, to the extent practicable, be the same as immediately prior to such event.

        5.2 Reorganization in Which the Company Is the Surviving Entity. Subject to Section 5.3, if the Company shall be the surviving entity in any reorganization, merger or consolidation of the Company with one or more other entities, the Restricted Share Award shall pertain to and apply to the securities to which a holder of the number of Shares subject to the Restricted Share Agreement would have been entitled immediately following such reorganization, merger or consolidation.

        5.3 Reorganization in Which the Company Is Not the Surviving Entity or Sale of Assets or Shares. Upon the dissolution or liquidation of the Company, or upon a merger, consolidation or reorganization of the Company with one or more other entities in which the Company is not the surviving entity, or upon a sale of substantially all of the assets of the Company to another entity, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving entity) approved by the Board which results in any person or entity (or persons or entities acting as a group or otherwise in concert) owning 80 percent or more of the combined voting power of all classes of securities of the Company, the unvested Restricted Share Award shall become fully vested.

        5.4 Adjustments. Adjustments specified in this Section relating to Shares or securities of the Company shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. No fractional Shares or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

6. Requirements of Law.

        The Company shall not be required to issue any Shares under the Restricted Share Agreement if the issuance of such Shares would constitute a violation by the Holder or by the Company of any provision of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. If at any time the Company shall determine, in its discretion, that the listing, registration or qualification of any Shares subject to the Restricted Share Agreement upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance of Shares hereunder, the Restricted Shares shall not vest in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company. Specifically in connection with the Securities Act of 1933 (as now in effect or as hereafter amended), unless a registration statement under such Act is in effect with respect to the Shares covered by the Restricted Share Agreement, the Company shall not be required to issue such Shares unless the Company has received evidence satisfactory to it that the Holder may acquire such Shares pursuant to an exemption from registration under such Act. Any determination in this connection by the Company shall be final, binding, and conclusive. The Company may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act of 1933 (as now in effect or as hereafter amended). The Company shall not be obligated to take any affirmative action in order to cause the issuance of Shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that the Restricted Shares shall not vest unless and until the Shares covered by the Restricted Share Agreement are registered or are subject to an available exemption from registration, the vesting of the Restricted Shares (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption.

7. Disclaimer of Rights.

        No provision in this Restricted Share Agreement shall be construed to confer upon the Holder the right to continue his or her status as a non-employee trustee of the Company, or to interfere in any way with the right and authority of the Company to terminate the Holder’s status as a non-employee trustee at any time.

8. Interpretation of this Restricted Share Agreement.

        All decisions and interpretations made by the Committee or the Board of Trustees of the Company with regard to any question arising under the Plan or this Restricted Share Agreement shall be binding and conclusive on the Company and the Holder and any other person entitled to the Restricted Shares as provided for herein. In the event that there is any inconsistency between the provisions of this Restricted Share Agreement and of the Plan, the provisions of the Plan shall govern.

9. Governing Law.

        This Restricted Share Agreement is executed pursuant to and shall be governed by the laws of the State of Maryland (but not including the choice of law rules thereof).

10. Arbitration.

        Any disputes between the Company and the Holder in any way concerning this Restricted Share Agreement shall be submitted at the initiative of either party to mandatory arbitration before a single arbitrator in Birmingham, Alabama pursuant to the Commercial Arbitration Rules of the American Arbitration Association, or its successor, then in effect. The decision of the arbitrator shall be rendered in writing, shall be final and may be entered as a judgment in any court in the State of Alabama. The parties irrevocably consent to the jurisdiction of the federal and state courts located in Alabama for this purpose. Each party shall be responsible for its or his own costs incurred in such arbitration and in enforcing any arbitration award, including attorney’s fees.

11. Approval by Shareholders.

        This Restricted Share Agreement and the issuance of any Shares under it are expressly subject to the approval of the Plan by the shareholders of the Company as provided for therein. The Restricted Share shall not in any event be vested in whole or in part prior to the date the Plan is approved by the shareholders of the Company as provided for therein.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

COLONIAL PROPERTIES TRUST By:

Holder: WITNESS (As to Holder) First Name: Last Name:

Exhibit 10.18.6

COLONIAL PROPERTIES TRUST
SECOND AMENDED AND RESTATED
FORM OF EMPLOYEE SHARE OPTION AND RESTRICTED SHARE PLAN
TRUSTEE NON-INCENTIVE SHARE OPTION AGREEMENT
ANNUAL GRANT

        This Share Option Agreement (the “Option Agreement”) is made as of the __th day of _________, 200_, by and between Colonial Properties Trust (the “Company”) and ______________, a non-employee Trustee of the Company (the “Optionee”).

        WHEREAS, Company has adopted the Colonial Properties Trust Second Amended and Restated Employee Share Option and Restricted Share Plan (the “Plan”) providing for the grant under certain circumstances of common shares of beneficial interest of the Company, par value $.01 per share (the “Shares”);

        WHEREAS, Company, under the terms and conditions set forth below, has offered and committed to grant the Optionee the right and option (the “Option”) to purchase Shares from the Company in connection with the service of the Optionee as a member of the Board of Trustees of the Company (the “Board”); and

        WHEREAS, in consideration of the Option and other benefits, the Optionee is willing to accept the Option Award provided for in this Agreement and is willing to abide by the obligations imposed on him or her under this Agreement and the other responsibilities of his or her position;

        NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, the parties hereto do hereby agree as follows:

1. GRANT OF OPTION.

        Subject to the terms of the Plan (the terms of which are incorporated by reference herein), the Company hereby grants to the Optionee the right and option (the “Option”) to purchase from the Company, on the terms and subject to the conditions hereinafter set forth, 5,000 Shares. This Option shall not constitute an incentive stock option within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The date of grant (the “Date of Grant”) of this Option is _________________.

2. PRICE.

        The purchase price (the “Option Price”) for the Shares subject to the Option granted by this Option Agreement is $             per Share, which price is not less than 100% of the Fair Market Value of the Shares, as determined in accordance with the Plan, on the Date of Grant of this Option.

3. EXERCISE OF OPTION.

        Except as otherwise provided herein, the Option granted pursuant to this Option Agreement shall be subject to exercise as follows:

        3.1 Time of Exercise of Option. The Optionee may exercise the Option (subject to the limitations on exercise set forth in this Agreement and in the Plan), in installments as follows: on the first anniversary of the Date of Grant of the Option, as set forth in Section 1 above, the Option shall be exercisable in respect of thirty three and one-third percent (33-1/3%) of the number of Shares specified in Section 1 above, and the Option shall be exercisable in respect of an additional thirty three and one-third percent (33-1/3%) of the number of Shares specified in Section 1 above on each of the second and third anniversaries of the Date of Grant, as set forth in Section 1 above. The foregoing installments, to the extent not exercised, shall accumulate and be exercisable in whole or in part, at any time and from time to time, after becoming exercisable and prior to termination of the Option, provided, that no single exercise of the Option shall be for less than 100 Shares unless the number of Shares purchased is the total number at the time available for purchase under the Option.

        3.2 Exercise by Optionee. During the lifetime of the Optionee, only the Optionee (or, in the event of the Optionee’s legal incapacity or incompetency, the Optionee’s guardian or legal representative) and the Optionee’s transferee may exercise the Option.

        3.3 Termination of Option. The Option shall terminate upon the expiration of a period of ten years from the Date of Grant of the Option, as set forth in Section 2 above.

        3.4 Limitations on Exercise of Option. Notwithstanding the foregoing Subsections of this Section, in no event may the Option be exercised, in whole or in part, after ten years following the date upon which the Option is granted, as set forth in Section 2 above, or after the occurrence of an event referred to in Section 7 below which results in termination of the Option. In no event may the Option be exercised for a fractional Share.

        3.5 Reduction in Number of Shares Subject to Option. The number of Shares which may be purchased upon exercise of the Option pursuant to this Section shall be reduced by the number of Shares previously purchased upon exercise of the Option pursuant to this Section.

4. METHOD OF EXERCISE OF OPTION.

        Subject to the terms and conditions of this Option Agreement, the Option may be exercised by delivering written notice of exercise to the Company, at its principal office, addressed to the attention of the President, which notice shall specify the number of Shares for which the Option is being exercised, and shall be accompanied by payment in full of the Option Price of the Shares for which the Option is being exercised. Payment of the Option Price for the Shares purchased pursuant to the exercise of the Option shall be made either (i) in cash or in cash equivalents; (ii) through the tender to the Company of Shares, which Shares, if acquired by from the Company, shall have been held for at least six months at the time of tender and shall be valued, for purposes of determining the extent to which the Option Price has been paid thereby, at their Fair Market Value (determined in the manner specified in the Plan) on the date of exercise; or (iii) by a combination of the methods described in (i) and (ii). Payment in full of the Option Price need not accompany the written notice of exercise provided the notice of exercise directs that the Share certificate or certificates for the Shares for which the Option is exercised be delivered to a licensed broker acceptable to the Company as the agent for the individual exercising the Option and, at the time such Share certificate or certificates are delivered, the broker tenders to the Company cash (or cash equivalents acceptable to the Company) equal to the Option Price for the Shares purchases pursuant to the exercise of the Option plus the amount (if any) of federal and/or other taxes which the Company may, in its judgment, be required to withhold with respect to the exercise of the Option. If the person exercising the Option is not the Optionee, such person shall also deliver with the notice of exercise appropriate proof of his or her right to exercise the Option. An attempt to exercise the Option granted hereunder other than as set forth above shall be invalid and of no force and effect. Promptly after exercise of the Option as provided for above, the Company shall deliver to the person exercising the Option a certificate or certificates for the Shares being purchased.

5. LIMITATIONS ON TRANSFER.

        During the lifetime of the Optionee, only the Optionee (or, in the event of legal incapacity or incompetency, the guardian or legal representative of the Optionee), may exercise the Option, except that, all or a portion of the Option may be transferred by the Optionee during his or her lifetime to (i) Immediate Family Members, (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members or (iii) a partnership in which such Immediate Family Members are the only partners, in which case such transferees may exercise the Option. Except as noted in the preceding sentence, transfer of the Option is prohibited except by will or the laws of descent and distribution. Following transfer, the Option shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer, provided that for purposes of Section 3 hereof the term “Optionee” shall be deemed to refer to the transferee. The Option may not be pledged or hypothecated (by law or otherwise) or subject to execution, attachment or similar processes.

6. RIGHTS AS SHAREHOLDER.

        Neither the Optionee nor any executor, administrator, distributee or legatee of the Optionee’s estate shall be, or have any of the rights or privileges of, a shareholder of the Company in respect of any Shares transferable hereunder unless and until such Shares have been fully paid and certificates representing such Shares have been endorsed, transferred and delivered, and the name of the Optionee (or of such personal representative, administrator, distributee or legatee of the Optionee’s estate) has been entered as the shareholder of record on the books of the Company.

7. EFFECT OF CHANGES IN CAPITALIZATION.

        7.1 Changes in Shares. If the number of outstanding Shares is increased or decreased or the Shares are changed into or exchanged for a different number or kind of Shares or other securities of the Company on account of any recapitalization, reclassification, stock split, reverse split, combination of stock, exchange of stock, stock dividend or other distribution payable in capital stock, or other increase or decrease in such Shares effected without receipt of consideration by the Company occurring after the date the Option is granted, a proportionate and appropriate adjustment shall be made by the Company in the number and kind of Shares subject to the Option, so that the proportionate interest of the Optionee immediately following such event shall, to the extent practicable, be the same as immediately prior to such event. Any such adjustment in the Option shall not change the aggregate Option Price with respect to Shares subject to the unexercised portion of the Option but shall include a corresponding proportionate adjustment in the Option Price per Share.

        7.2 Reorganization in Which the Company Is the Surviving Entity. Subject to Section 7.3 of this Section, if the Company shall be the surviving entity in any reorganization, merger or consolidation of the Company with one or more other entities, the Option shall pertain to and apply to the securities to which a holder of the number of Shares subject to the Option would have been entitled immediately following such reorganization, merger or consolidation, with a corresponding proportionate adjustment of the Option Price per Share so that the aggregate Option Price thereafter shall be the same as the aggregate Option Price of the Shares remaining subject to the Option immediately prior to such reorganization, merger or consolidation.

         7.3 Reorganization in Which the Company Is Not the Surviving Entity or Sale of Assetsor Shares. Upon the dissolution or liquidation of the Company, or upon a merger, consolidation or reorganization of the Company with one or more other entities in which the Company is not the surviving entity, or upon a sale of all or substantially all of the assets of the Company to another entity, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving entity) approved by the Board which results in any person or entity (or persons or entities acting as a group or otherwise in concert) owning 80 percent or more of the combined voting power of all classes of securities of the Company, the Option hereunder shall terminate, except to the extent provision is made in connection with such transaction for the continuation and/or the assumption of the Option, or for the substitution for the Option of new options covering the stock of a successor employer entity, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the Option shall continue in the manner and under the terms so provided. In the event of any such termination of the Option, the Optionee shall have the right (subject to the limitations on exercise set forth in Section 3.4 above), for 30 days immediately prior to the occurrence of such termination, to exercise the Option in whole or in part, whether or not the Optionee was otherwise entitled to exercise such Option at the time such termination occurs. The Company shall send written notice of an event that will result in such a termination to the Optionee not later than the time at which the Company gives notice thereof to its shareholders.

        7.4 Adjustments. Adjustments specified in this Section relating to Shares or securities of the Company shall be made by the Compensation Committee of the Board (the “Committee”), whose determination in that respect shall be final, binding and conclusive. No fractional Shares or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

8. REQUIREMENTS OF LAW.

        The Company shall not be required to sell or issue any Shares under the Option if the sale or issuance of such Shares would constitute a violation by the individual exercising the Option or by the Company of any provision of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. If at any time the Company shall determine, in its discretion, that the listing, registration or qualification of any Shares subject to the Option upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance or purchase of Shares hereunder, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company, and any delay caused thereby shall in no way affect the date of termination of the Option. Specifically in connection with the Securities Act of 1933 (as now in effect or as hereafter amended), unless a registration statement under such Act is in effect with respect to the Shares covered by the Option, the Company shall not be required to sell or issue such Shares unless the Company has received evidence satisfactory to it that the holder of the Option may acquire such Shares pursuant to an exemption from registration under such Act. Any determination in this connection by the Company shall be final, binding, and conclusive. The Company may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act of 1933 (as now in effect or as hereafter amended). The Company shall not be obligated to take any affirmative action in order to cause the exercise of the Option or the issuance of shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that the Option shall not be exercisable unless and until the Shares covered by the Option are registered or are subject to an available exemption from registration, the exercise of the Option (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption.

9. WITHHOLDING OF TAXES.

        The parties hereto recognize that the Company may be obligated to withhold federal and local income taxes and Social Security taxes to the extent that the Optionee realizes ordinary income in connection with the exercise of the Option. The Optionee agrees that the Company may withhold amounts needed to cover such taxes from payments otherwise due and owing to the Optionee, and also agrees that upon demand the Optionee will promptly pay to the Company or a Subsidiary having such obligation any additional amounts as may be necessary to satisfy such withholding tax obligation. To the extent permissible under applicable tax, securities, and other laws, the Optionee may satisfy a tax withholding requirement by directing the Company to apply Shares to which the Optionee is entitled as a result of the exercise of the Option to satisfy withholding requirements.

10. DISCLAIMER OF RIGHTS.

        No provision in this Share Option Agreement shall be construed to confer upon the Optionee the right to continue as a trustee of the Company.

11. INTERPRETATION OF THIS SHARE OPTION AGREEMENT.

        All decisions and interpretations made by the Committee or the Board with regard to any question arising under the Plan or this Share Option Agreement shall be binding and conclusive on the Company and the Optionee and any other person entitled to exercise the Option as provided for herein. In the event that there is any inconsistency between the provisions of this Share Option Agreement and of the Plan, the provisions of the Plan shall govern.

12. GOVERNING LAW.

        This Share Option Agreement is executed pursuant to and shall be governed by the laws of the State of Maryland (but not including the choice of law rules thereof).

13. ARBITRATION.

        Any disputes between the Company and the Optionee in any way concerning this Share Option Agreement shall be submitted at the initiative of either party to mandatory arbitration before a single arbitrator in Birmingham, Alabama pursuant to the Commercial Arbitration Rules of the American Arbitration Association, or its successor, then in effect. The decision of the arbitrator shall be rendered in writing, shall be final and may be entered as a judgment in any court in the State of Alabama. The parties irrevocably consent to the jurisdiction of the federal and state courts located in Alabama for this purpose. Each party shall be responsible for its or his own costs incurred in such arbitration and in enforcing any arbitration award, including attorney’s fees.

14. BINDING EFFECT.

        Subject to all restrictions provided for in this Share Option Agreement and by applicable law relating to assignment and transfer of this Share Option Agreement and the option provided for herein, this Share Option Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors, and assigns.

15. NOTICE.

        Any notice hereunder by the Optionee to the Company shall be in writing and shall be deemed duly given if mailed or delivered to the Company at its principal office, addressed to the attention of the Committee, or if so mailed or delivered to such other address as the Company may hereafter designate by notice to the Optionee. Any notice hereunder by the Company to the Optionee shall be in writing and shall be deemed duly given if mailed or delivered to the Optionee at the address specified below by the Optionee for such purpose, or if so mailed or delivered to such other address as the Optionee may hereafter designate by written notice given to the Company.

16. ENTIRE AGREEMENT.

        This Share Option Agreement constitutes the entire agreement and supersedes all prior understandings and agreements, written or oral, of the parties hereto with respect to the subject matter hereof. Neither this Share Option Agreement nor any term hereof may be amended, waived, discharged or terminated except by a written instrument signed by the Company and the Optionee; provided, however, that the Company unilaterally may waive any provision hereof in writing to the extent that such waiver does not adversely affect the interests of the Optionee hereunder, but no such waiver shall operate as or be construed to be a subsequent waiver of the same provision or a waiver of any other provision hereof.

        IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Share Option Agreement, or caused this Share Option Agreement to be duly executed and delivered on their behalf, as of the day and year first above written.

ATTEST:	COLONIAL PROPERTIES TRUST By: Title:
OPTIONEE:
ADDRESS FOR NOTICE TO OPTIONEE: Street: City, State, Zip:
Exhibit 15 Securities and Exchange Commission 450 Fifth Street, N. W. Washington, D. C. 20549

Re: Colonial Properties Trust (File No. 1-12358) Registrations on Form S-8 Registrations on Form S-3

We are aware that our report dated November 5, 2004 on our review of the interim financial information of Colonial Properties Trust for the three and nine-month periods ended September 30, 2004 and 2003 and included in the Company’s quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-8 related to certain restricted shares and stock options filed on September 29, 1994; Form S-8 related to the Non-Employee Trustee Share Plan filed on May 15, 1997; Form S-8 related to the Employee Share Purchase Plan filed on May 15, 1997; Form S-8 related to changes to First Amended and Restated Employee Share Option and Restricted Share Plan and Non-Employee Trustee Share Option Plan filed on May 15, 1997; Form S-3 related to Shelf Registration filed November 20, 1997; Form S-3 related to the Dividend Reinvestment Plan filed on April 19, 1995, as amended; Form S-8 related to the registration of common shares issuable under the Colonial Properties Trust 401(k)/Profit-Sharing Plan filed on October 15, 1996; Form S-3 related to the registration of common shares issuable under the Colonial Realty Limited Partnership Executive Unit Purchase Program filed on February 6, 2001; and Form S-3 related to the Shelf Registration filed May 9, 2003. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

/s/ PricewaterhouseCoopers LLP
      PricewaterhouseCoopers LLP

Birmingham, Alabama
November 8, 2004

Exhibit 31.1

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Thomas H. Lowder, certify that:

1.	I have reviewed this report on Form 10-Q of Colonial Properties Trust;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 8, 2004

By: /s/ Thomas H. Lowder Thomas H. Lowder Chief Executive Officer

Exhibit 31.2

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Weston M. Andress, as Chief Financial Officer, certify that:

1.	I have reviewed this report on Form 10-Q of Colonial Properties Trust;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 8, 2004

By: /s/ Weston M. Andress Weston M. Andress Chief Financial Officer

Exhibit 32.1

Written Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Executive Officer of Colonial Properties Trust (the “Company”), hereby certifies that, to his knowledge on the date hereof:

(a)	the Form 10-Q of the Company for the period ended September 30, 2004 filed on the date hereof with the Securities and Exchange Commission (the “Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)	information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas H. Lowder Thomas H. Lowder Chief Executive Officer November 8, 2004

Exhibit 32.2

Written Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Financial Officer of Colonial Properties Trust (the “Company”), hereby certifies that, to his knowledge on the date hereof:

(a)	the Form 10-Q of the Company for the period ended September 30, 2004 filed on the date hereof with the Securities and Exchange Commission (the “Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)	information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Weston M. Andress Weston M. Andress Chief Financial Officer, November 8, 2004