Form 10-Q
period 2005-06-30
COLONIAL PROPERTIES TRUST
filed 2005-08-09
CIK 909111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
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
               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      YES ☑      NO ☐
               Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).      YES ☑      NO ☐
               As of August 1, 2005, Colonial Properties Trust had 39,938,380 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
INDEX TO FORM 10-Q

Page

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of June 30, 2005 and December 31, 2004	3

Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2005 and 2004	4

Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	5

Notes to Consolidated Condensed Financial Statements	6

Report of Independent Registered Public Accounting Firm	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 6. Exhibits	35

SIGNATURES	36

EXHIBITS	37
EX-12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX-15 LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2005
	(Unaudited)	December 31, 2004
ASSETS
Land, buildings, & equipment	$3,916,922	$2,696,304
Undeveloped land and construction in progress	187,696	158,954
Less: Accumulated depreciation	(454,255)	(437,635)
Real estate assets held for sale, net	536,742	167,712

Net real estate assets	4,187,105	2,585,335

Cash and cash equivalents	43,981	10,725
Restricted cash	7,269	2,333
Accounts receivable, net	23,511	20,642
Notes receivable	26,738	906
Prepaid expenses	16,234	11,238
Deferred debt and lease costs	45,703	36,750
Investment in partially owned entities	77,858	65,472
Other assets	127,990	67,942

Total assets	$4,556,389	$2,801,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$2,225,554	$1,615,817
Unsecured credit facility	622,759	239,970

Total long-term liabilities	2,848,313	1,855,787

Accounts payable	52,311	30,665
Accrued interest	25,580	17,722
Accrued expenses	34,742	10,635
Tenant deposits	7,240	4,455
Unearned rent	3,492	9,334
Other liabilities	31,112	1,737

Total liabilities	3,002,790	1,930,335

Minority interest:
Preferred units	100,000	100,000
Common units	247,081	164,593
Limited partners’ interest in consolidated partnership	2,787	1,389

Total minority interest	349,868	265,982

Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
9 1/4% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 5,000,000 depositary shares issued and outstanding	5	5
7 5/8% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 5,326,349 depositary shares issued and outstanding	1	—
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 45,449,806 and 33,222,559 shares issued at June 30, 2005 and December 31, 2004, respectively	454	332
Additional paid-in capital	1,492,650	909,269
Cumulative earnings	611,575	520,295
Cumulative distributions	(729,822)	(670,894)
Treasury shares, at cost; 5,623,150 shares at June 30, 2005 and December 31, 2004	(150,163)	(150,163)
Accumulated other comprehensive income (loss)	(16,116)	(1,966)
Deferred compensation on restricted shares	(4,873)	(1,872)

Total shareholders’ equity	1,203,731	605,026

	$4,556,389	$2,801,343

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Minimum rent	$106,913	$58,588	$178,516	$114,352
Percentage rent	403	409	1,030	842
Tenant recoveries	8,814	6,834	17,561	13,814
Other property related revenue	8,243	4,294	12,567	7,903
Other non-property related revenue	4,506	1,380	7,812	2,676

Total revenue	128,879	71,505	217,486	139,587

Operating Expenses:
Property operating expenses:
General operating expenses	10,128	5,156	16,393	10,123
Salaries and benefits	7,980	3,277	12,150	6,257
Repairs and maintenance	11,242	6,910	19,035	12,899
Taxes, licenses, and insurance	13,853	6,420	23,095	12,919
General and administrative	10,963	5,678	19,364	11,217
Depreciation	34,134	17,773	57,697	34,697
Amortization	26,011	2,534	30,537	4,752

Total operating expenses	114,311	47,748	178,271	92,864

Income from operations	14,568	23,757	39,215	46,723

Other income (expense):
Interest expense	(32,531)	(16,176)	(55,067)	(30,555)
Income from investments	186	283	285	388
Gain on hedging activities	143	160	422	80
Gains from sales of property	1,492	1,117	2,618	2,119
Other	(627)	(87)	(837)	(107)

Total other income (expense)	(31,337)	(14,703)	(52,579)	(28,075)

Income (loss) before minority interest and discontinued operations	(16,769)	9,054	(13,364)	18,648

Minority interest of limited partners	(247)	(10)	(476)	(10)
Minority interest in CRLP — common unitholders	5,411	(978)	6,664	(2,069)
Minority interest in CRLP — preferred unitholders	(1,813)	(1,813)	(3,625)	(3,868)

Income (loss) from continuing operations	(13,418)	6,253	(10,801)	12,701

Income from discontinued operations	8,735	5,021	15,171	10,378
Gain on disposal of discontinued operations	26,303	347	118,075	9,738
Minority interest in CRLP from discontinued operations	(7,565)	(1,485)	(32,419)	(5,596)

Income from discontinued operations	27,473	3,883	100,827	14,520

Net income	14,055	10,136	90,026	27,221

Dividends to preferred shareholders	(6,232)	(3,695)	(9,927)	(7,391)

Net income available to common shareholders	$7,823	$6,441	$80,099	$19,830

Net income per common share — Basic:
Income (loss) from continuing operations	$(0.50)	$0.10	$(0.62)	$0.20
Income from discontinued operations	0.70	0.14	3.00	0.54

Net income per common share — Basic	$0.20	$0.24	$2.38	$0.74

Net income per common share — Diluted:
Income (loss) from continuing operations	$(0.50)	$0.10	$(0.62)	$0.20
Income from discontinued operations	0.70	0.14	3.00	0.53

Net income per common share — Diluted	$0.20	$0.24	$2.38	$0.73

Weighted average common shares outstanding:
Basic	39,325	27,089	33,575	26,880
Diluted	39,325	27,382	33,575	27,216

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income	$14,055	$10,136	$90,026	$27,221
Other comprehensive income
Unrealized income (loss) on cash flow hedging activities	(24,506)	(2,157)	(14,151)	(1,977)

Comprehensive income (loss)	$(10,451)	$7,979	$75,875	$25,244

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$90,026	$27,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,491	48,055
Income from unconsolidated subsidiaries	(247)	(555)
Distribution to preferred unitholders of CRLP	3,625	3,868
Minority interest	26,154	7,665
Gains from sales of property	(120,693)	(12,001)
Distributions of income from unconsolidated subsidiaries	2,058	—
Decrease (increase) in:
Restricted cash	(4,936)	(145)
Accounts receivable	(452)	1,135
Prepaid expenses	(1,537)	1,524
Other assets	(622)	(5,095)
Increase (decrease) in:
Accounts payable	13,496	1,523
Accrued interest	4,566	1,885
Accrued expenses and other	6,515	3,379

Net cash provided by operating activities	106,444	78,459

Cash flows from investing activities:
Acquisition of properties	(336,212)	(136,943)
Development expenditures	(69,624)	(51,172)
Tenant improvements	(12,800)	(10,396)
Capital expenditures	(9,165)	(7,103)
Proceeds from sales of property, net of selling costs	370,906	25,156
Proceeds from (issuance of) notes receivable, net	(26,172)	(1,662)
Direct costs of Cornerstone merger	(33,298)	—
Distributions from unconsolidated subsidiaries	2,707	3,523
Capital contributions to unconsolidated subsidiaries	(740)	(19,058)

Net cash used in investing activities	(114,398)	(197,655)

Cash flows from financing activities:
Proceeds from additional borrowings	302,285	397,794
Proceeds from dividend reinvestment plan and exercise of stock options	27,346	23,739
Principal reductions of debt	(592,567)	(2,651)
Net change in revolving credit balances	382,789	(205,935)
Dividends paid to common and preferred shareholders	(58,928)	(47,205)
Distributions to minority partners in CRLP	(14,293)	(13,883)
Other, net	(5,422)	(5,116)

Net cash provided by financing activities	41,210	146,743

Increase in cash and cash equivalents	33,256	27,547
Cash and cash equivalents, beginning of period	10,725	8,070

Cash and cash equivalents, end of period	$43,981	$35,617

Non-cash transactions:
Real estate assets acquired	$1,466,261
Assumption of notes and mortgages	836,985
Operating assets acquired	20,758
Operating liabilities acquired	35,181
Fair value of adjustments on notes and mortgages	58,528
Investments in partially owned entities acquired	13,734
Intangible assets acquired	50,726
Issuance of common shares of beneficial interest	463,838
Issuance of preferred shares of beneficial interest	133,159
Issuance of common units of operating partnership	23,788
Cash flow hedging activities	14,151	1,977
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
               The consolidated condensed financial statements of Colonial Properties Trust have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2004 audited consolidated financial statements of Colonial Properties Trust and should be read together with the consolidated financial statements and notes thereto included in the Form 10-K. With respect to the unaudited financial information of Colonial Properties Trust for the three- and six-month periods ended June 30, 2005 and 2004, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 8, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Note 1 — Organization and Business
                As used herein, “the Company” or “Colonial Properties” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”) and Colonial Properties Services Limited Partnership (“CPSLP”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company’s activities include ownership or partial ownership and operation of a diversified portfolio of 224 properties as of June 30, 2005, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2005, the Company owned interests in 144 multifamily apartment communities (including 113 wholly-owned consolidated properties and 31 properties partially-owned through unconsolidated joint venture entities), 32 office properties (including 31 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint venture entity) and 48 retail properties (including 45 consolidated properties and three properties partially-owned through unconsolidated joint venture entities).
               Merger with Cornerstone Realty Income Trust
                On April 1, 2005, Colonial Properties completed the merger of Cornerstone Realty Income Trust, Inc., a Virginia corporation (“Cornerstone”), with and into CLNL Acquisition Sub, LLC (“CLNL”), a Delaware limited liability company and a wholly-owned subsidiary of Colonial, pursuant to an Agreement and Plan of Merger dated as of October 25, 2004, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated January 24, 2005 (as so amended, the “Merger Agreement”), among Cornerstone, CLNL and Colonial. As a result of the merger, CLNL succeeded by operation of law to all of the assets and liabilities of Cornerstone prior to the merger. At the time of the merger, the assets of Cornerstone consisted of 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures.
               Under the terms of the Merger Agreement, Cornerstone shareholders had the right to elect to receive either:
•	a number of Colonial common shares equal to the common share conversion rate, which was calculated as 0.2581; or

•	a number of Colonial 7.62% Series E preferred depositary shares, $25.00 liquidation preference per depositary share, equal to the preferred depositary share conversion rate, which was calculated as 0.4194;

for each outstanding common share of Cornerstone, subject to the restriction that the Colonial Series E preferred depositary shares issued would not exceed approximately 25% of the total merger consideration. The final conversion ratios of the common and preferred depositary shares were determined based on the average market price of the Company’s common shares over a five day trading period preceeding the effective time of the merger, and fractional shares were paid in cash. Cornerstone shareholders who made no effective election received Colonial common shares. In connection with the merger, Colonial issued 11,277,358 Colonial common shares, 5,326,349 Colonial Series E preferred depositary shares and 578,358 Colonial Partnership common units to former shareholders of Cornerstone. The shares of Colonial issued to the Cornerstone shareholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4 (File No. 333-121675). Immediately following the merger, Colonial contributed all of the outstanding membership interest of CLNL to CRLP in exchange for a number of CRLP’s Units and Series E preferred units equal to the number of Colonial common shares and Colonial Series E preferred shares, respectively, issued in connection with the merger. As a result of such contribution, CLNL is now a wholly-owned subsidiary of CRLP.
               The aggregate consideration paid for the merger was as follows:

	(in thousands)

Issuance of 11,277,358 Colonial common shares to Cornerstone shareholders	$463,838
Issuance of 5,326,349 Colonial Series E preferred depository shares to Cornerstone shareholders	133,159
Issuance of 578,358 Colonial Partnership common units	23,788
Fees and other expenses related to the merger	34,694

Total purchase price	$655,479

Assumption of Cornerstone’s notes and mortgages payable at book value	836,985
Adjustment to record Cornerstone’s notes and mortgages at fair value	58,528	(1)
Assumption of Cornerstone’s accounts payable and other liabilities at fair value	35,181

Total purchase price and assumed liabilities	$1,586,173

(1)	The fair value adjustment of $58.5 million to account for the difference between the fixed rates and market rates for the Cornerstone borrowings includes an estimate of $35.6 million for prepayment penalties on debt to be retired.
               The Company allocated the purchase price between net tangible and intangible assets utilizing the assistance of a third party valuation firm. When allocating the purchase price to acquired properties, the costs were allocated to the estimated intangible value of in place leases, customer relationships and above or below market leases, and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property is vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets. Buildings and furniture and fixtures have an average estimated useful life of 33 years and 3 years, respectively. The value of in place leases and above or below market leases is being amortized over the estimated average remaining life of leases in place at the time of the merger. In place lease terms generally range from 3 to 7 months. The value of customer relationships is being amortized over 9 months. The Company used an estimated remaining average lease life of 5 months to amortize the value of in place leases recorded in conjunction with the merger.
               The following table summarizes the estimated fair value of the assets acquired and liabilities assumed on April 1, 2005. The initial purchase price allocations are preliminary and may be adjusted as the Company completes its final analysis of the fair value of assets acquired and liabilities assumed.

(in thousands)

Buildings	$1,251,579
Furniture and fixtures	14,613

Fair value of depreciable real estate assets	1,266,192

Land	230,768
Undeveloped land and construction in progress	3,995
In place lease value	45,658
Customer relationships	5,068
Other assets, including cash (excluding in-place lease values )	20,758
Investments in partially owned entities	13,734

Total purchase price	$1,586,173

               In connection with the merger, the Company incurred $16.1 million of termination, severance and settlement of share-based compensation costs. In April 2005, the Company paid $8.9 million of these costs and had $7.2 million accrued as of June 30, 2005.
               The following unaudited pro forma financial information for the quarter ended June 30, 2004 and the six months ended June 30, 2005 and June 30, 2004, give affect to the merger with Cornerstone as if it had occurred at the beginning of the periods presented. The pro forma information for the six months ended June 30, 2005 includes pro forma results for the quarter ended March 31, 2005 and actual results for the quarter ended June 30, 2005. The proforma results are based on historical data and are not intended to be indicative of the results of future operations.

In thousands, except per share data	Actual	***** Pro Forma (Unaudited) *****
	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2005	2004	2005 (1)	2004

Total revenue	$128,879	$104,834	$250,996	$205,262

Net income available to common shareholders	7,823	5,028	76,175	16,141

Net income per common share — dilutive	$0.20	$0.13	$1.94	$0.42

(1)	One time merger costs of $9.1 million expensed by Cornerstone, have been excluded from the pro forma net income to common shareholders for the six months ended June 30, 2005.
Note 2 — Summary of Significant Accounting Policies
               Basis of Presentation
               The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned approximately 78.6% interest in the partnership at June 30, 2005. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. CRLP is a Securities and Exchange Commission registrant, which files separate financial statements under the Securities and Exchange Act of 1934. The Company allocates income to CRLP based on CRLP’s weighted average minority ownership percentage for the periods presented in the Statements of Operations. At the end of each period, the Company adjusts the Balance Sheet for CRLP’s minority interest balance based on CRLP’s minority ownership percentage at the end of the period.

               Entities in which the Company owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method, the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which the Company owns less than 100% of the equity interest, the Company consolidates the property if the Company has the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. The Company also consolidates certain partially-owned entities and other subsidiaries if the Company owns less than 100% equity interest and is deemed to be the primary beneficiary as defined by FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46 (R)”).
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
               Unaudited Interim Statements
               The consolidated condensed financial statements as of and for the three and six months ended June 30, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature (except for the Cornerstone merger which is fully described in Note 1).
               Recent Pronouncements of the Financial Accounting Standards Board (“FASB”)
               In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised), Share Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of SFAS No. 123 (R) to have a material impact on its consolidated financial statements.
               In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. EITF Issue 04-5 will change the application of existing accounting pronouncements that govern consolidation of variable interest entities and voting interest entities when such an entity has a sole general partner and limited partners with certain rights. EITF 04-5 is effective immediately for all limited partnerships formed or modified subsequent to June 29, 2005, and is effective for all other limited partnerships for the first fiscal year beginning after December 15, 2005. The Company is currently evaluating the impact of adopting this pronouncement.
               Notes Receivable
               Notes receivable consist primarily of promissory notes issued by third parties. The Company records notes receivable at cost. The Company evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. The interest rate on the notes receivable ranges from 8.7% to 18.2%. Interest income is recognized on an accrual basis.

               Reclassifications
               Certain reclassifications have been made to the previously reported 2004 statements in order to provide comparability with the 2005 statements reported herein. These reclassifications have no impact on shareholders’ equity or net income.
Note 3 — Acquisition and Disposition Activity
               Property Acquisitions
               During the first quarter of 2005, the Company acquired two wholly-owned office assets containing approximately 431,000 square feet at a cost of $59.9 million and one wholly-owned retail asset containing 373,000 square feet at a cost of $60.3 million.
               On April 1, 2005, the Company completed the acquisition of Cornerstone. The assets of Cornerstone consisted of 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures. (See Note 1 for additional disclosure.)
               On April 15, 2005, the Company acquired a 214,000 square foot office asset, Colonial Center Bayside (formerly Mangrove Bay), located in Clearwater, Florida. The asset was acquired for a total price of $20.7 million, which was funded through borrowings under the Company’s unsecured line of credit.
               On April 27, 2005, the Company acquired a 236,000 square foot office asset, Colonial Bank Centre, located in Miami, Florida. The asset was acquired for a total price of $44.0 million, which was funded through borrowings under the Company’s unsecured line of credit.
               In May 2005, the Company entered into a partnership with Montecito Property Company to convert apartment properties into condominium communities. The Company is a 98% partner in this partnership and Montecito Property Company is a 2% partner. On May 24, 2005, the partnership acquired St. Andrews, located in Jensen Beach, Florida, which required an investment of $61.8 million by the Company and was funded through borrowings under the Company’s unsecured line of credit. An additional investment in this partnership was made subsequent to quarter end. See Note 10 — Subsequent Events.
               On June 30, 2005, the Company acquired Research Plaza Buildings III and IV, an office asset totaling 358,000 square feet located in Austin, Texas. The asset was acquired for a total price of $90.9 million, which was funded through borrowings under the Company’s unsecured line of credit.
               The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the quarter ended June 30, 2005.

For the Quarter Ended
Assets Acquired and Liabilities Assumed	June 30, 2005
(amounts in thousands)

Land, buildings and equipment	$200,629
Above-market leases	13,388
In place lease assets	3,383
Other assets	2,027

Total assets	219,427

Accounts payable	(620)
Accrued expenses	(1,466)
Tennant deposits	(390)
Other liabilities and minority interest	(1,083)

Total liabilities	(3,559)

Net assets acquired	$215,868

Property Dispositions
               During the first quarter of 2005, the Company disposed of six wholly-owned multifamily assets containing approximately 2,074 units at a sales price of $143.8 million, its partial interest in two multifamily assets containing approximately 901 units at a sales price of $8.1 million and one wholly-owned retail asset containing 517,000 square feet at a sales price of $58.8 million.
               On April 15, 2005, the Company disposed of a 555,600 square foot retail asset, Colonial Mall Temple, located in Temple, Texas. The asset was sold for $33.5 million and the proceeds were used to to pay down a portion of the borrowings under the Company’s unsecured line of credit and to fund other investment activities.
               On May 23, 2005, the Company sold five multifamily assets which it acquired from Cornerstone. The properties include the following:

			Sales Price
Property Name	Location	Units	(in millions)
Bridgetown Bay	Charlotte, NC	120	$5.7
Devonshire	Dallas, TX	144	7.5
Dunwoody Springs	Atlanta, GA	350	23.5
Carlyle Club	Atlanta, GA	243	13.6
Aspen Hills	Dallas, TX	240	9.4

			$59.7

The proceeds from the sale of the five Cornerstone properties were used to repay a portion of the borrowings under the Company’s unsecured line of credit and to fund other investment activities.
               On May 26, 2005, the Company disposed of a 504-unit multifamily asset, Colonial Village at Lake Mary, located in Lake Mary, Florida. The asset was sold for $41.2 million and the proceeds were used to pay down the Company’s unsecured line of credit and to fund other investment activities.
               On June 29, 2005, the Company disposed of two of its multifamily assets which it acquired from Cornerstone. The assets include Ashley Run, a 348-unit community located in Atlanta, Georgia and Mill Crossing, a 184-unit community located in Dallas, Texas. The assets were sold for a total of $22.1 million and the proceeds were used to pay down a portion of the borrowings under the Company’s unsecured line of credit and to fund other investment activities.
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
               In accordance with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets (“SFAS No. 144”), net income and gain on disposition of real estate for properties sold, in which the Company does not maintain continuing involvement, are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the quarter ended June 30, 2005, all of the operating properties sold were classified as discontinued operations and the sales of parcels of land were classified in continuing operations. Following is a listing of the properties the Company disposed of in 2005 and 2004 that are classified as discontinued operations:

Property	Location	Date	Units/Square Feet
Multifamily
Ashley Run	Atlanta, GA	June 2005	348
Mills Crossing	Dallas, TX	June 2005	184
Colonial Village at Lake Mary	Lake Mary, FL	May 2005	504
Bridgetown Bay	Charlotte, NC	May 2005	120
Devonshire	Dallas, TX	May 2005	144
Dunwoody Springs	Atlanta, GA	May 2005	350
Carlyle Club	Atlanta, GA	May 2005	243
Aspen Hills	Dallas, TX	May 2005	240
Colonial Village at Ashley Plantation	Bluffton, SC	March 2005	414
Colonial Village at Gainesville	Gainesville, FL	March 2005	560
Colonial Grand at Galleria Woods	Birmingham, AL	March 2005	244
Colonial Village at TownPark (Sarasota)	Bradenton, FL	March 2005	272
Colonial Village at Walton Way	Augusta, GA	March 2005	256
Colonial Grand at Wesleyan	Macon, GA	March 2005	328
Colonial Grand at Cahaba Heights (1)	Birmingham, AL	February 2005	125
Colonial Grand at River Hills (1)	Tampa, FL	February 2005	776
Colonial Village at Vernon Marsh	Savannah, GA	October 2004	178
Colonial Grand at Ponte Vedra (1)	Jacksonville, FL	May 2004	240

Office
Village at Roswell Summit	Atlanta, GA	July 2004	25,500

Retail
Colonial Mall Temple	Temple, TX	April 2005	555,600
Colonial Mall Gadsden	Gadsden, AL	March 2005	517,000
Orlando Fashion Square (1)	Orlando, FL	December 2004	1,083,049
Colonial Shoppes at Inverness	Birmingham, AL	September 2004	28,243
Colonial Shoppes at Stanly	Locust, NC	July 2004	47,100
Colonial Promenade University Park I	Orlando, FL	March 2004	215,590

(1)	Properties were partially owned. The Company sold its interest in these properties.
               Additionally, the Company classifies real estate assets as held for sale, only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of the Company’s management it is probable the assets will sell within the next 12 months. At June 30, 2005, the Company had classified five retail assets containing approximately 2.6 million square feet, sixteen multifamily apartment communities containing approximately 5,177 units and its 98% interest in a condo conversion property as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $536.7 million as of June 30, 2005, which represents the lower of depreciated cost or fair value less costs to sell.
               Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are included in discontinued operations. All subsequent gains and or additional losses on the sale of these assets are included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold or classified as held for sale during 2005 and 2004 that are classified as discontinued operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30,		June 30,
	2005	2004	2005	2004

Property revenues:
Base rent	$18,539	$13,963	$32,162	$28,230
Percentage rent	82	232	358	479
Tenant recoveries	1,866	2,749	4,603	5,590
Other property revenue	1,633	1,009	2,587	1,937

Total property revenues	22,120	17,953	39,710	36,236

Property operating and maintenance expense	9,137	6,735	15,909	13,309
Depreciation	706	4,026	2,551	8,077
Amortization	69	177	206	529

Total operating expenses	9,912	10,938	18,666	21,915
Interest expense	(3,490)	(2,161)	(5,832)	(4,255)
Income (loss) from investments	17	167	(41)	312
Income from discontinued operations before net gain on disposition of discontinued operations	8,735	5,021	15,171	10,378
Net gain on disposition of discontinued operations	26,303	347	118,075	9,738
Minority interest in CRLP from discontinued operations	(7,565)	(1,485)	(32,419)	(5,596)

Income from discontinued operations	$27,473	$3,883	$100,827	$14,520

Note 4 — Net Income Per Share
               The following table sets forth the computation of basic and diluted earnings per share:

	(amounts in thousands, except per share data)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Numerator:
Net Income	$14,055	$10,136	$90,026	$27,221
Less: Preferred stock dividends	(6,232)	(3,695)	(9,927)	(7,391)

Net income available to common shareholders	$7,823	$6,441	$80,099	$19,830

Denominator:
Denominator for basic net income per share — weighted average common shares	39,325	27,089	33,575	26,880
Effect of dilutive securities:
Trustee and employee stock options, treasury method	—	293	—	336

Denominator for diluted net income per share — adjusted weighted average common shares	39,325	27,382	33,575	27,216

Basic net income per share, before extraordinary items	$0.20	$0.24	$2.38	$0.74

Diluted net income per share, before extraordinary items	$0.20	$0.24	$2.38	$0.73

               For the three months and six months ended June 30, 2005, the Company reported a net loss from continuing operations (after preferred dividends), as such, the effect of dilutive shares has been excluded from per share computations as including such shares would be anti-dilutive. Options to purchase 21,142 common shares at a weighted average exercise price of $39.42 per share were outstanding during the six months ended June 30, 2005, but would not have been included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of common shares and, therefore the effect would have been anti-dilutive. There were no outstanding anti-dilutive options for the three months ended June 30, 2005. All options to purchase the Company’s common shares were included in the computation of diluted net income per share for the three and six month periods ended June 30, 2004.

Note 5 — Shareholders’ Equity
               The following table presents the changes in the issued common shares of beneficial interest since December 31, 2004 (excluding 10,872,568 and 10,372,650 units of CRLP at June 30, 2005 and December 31, 2004, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Issued at December 31, 2004	33,222,559

Common shares issued through dividend reinvestments	639,028
Share options exercised	98,732
Restricted shares issued/cancelled, net	123,665
Conversion of CRLP units to common shares	78,440
Common shares issued in connection with Cornerstone (see Note 1)	11,277,358
Other employee and nonemployee share plans	10,024

Issued at June 30, 2005	45,449,806

               For the six months ended June 30, 2005, the Company adjusted CRLP’s minority interest balance to reflect CRLP’s minority ownership percentage of 21.45%. This adjustment resulted in an increase in CRLP’s minority interest balance and a decrease in total equity of $45.4 million.
Note 6 — Segment Information
               The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: multifamily, office, and retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within such division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s 2004 Annual Report. The pro-rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Property operating expenses for fully owned retail properties do not include approximately $162,000 and $324,000 of landlord contributions to marketing funds for the three month and six month periods ended June 30, 2005, respectively. Presented below is divisional information including the reconciliation of total divisional revenues to total revenues and total divisional NOI to income from continuing operations for the three and six-months ended June 30, 2005 and 2004, and total divisional assets to total assets as of June 30, 2005 and December 31, 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Revenues:
Divisional Revenues:
Multifamily	$80,492	$28,716	$118,770	$55,264
Office	29,891	24,206	54,972	48,234
Retail	41,153	39,030	85,605	77,586

Total Divisional Revenues	151,536	91,952	259,347	181,084

Partially-owned subsidiaries	(5,043)	(3,874)	(9,964)	(7,938)
Unallocated corporate revenues	4,506	1,380	7,813	2,677
Discontinued operations revenues	(22,120)	(17,953)	(39,710)	(36,236)

Total Consolidated Revenues	$128,879	$71,505	$217,486	$139,587

NOI:
Divisional NOI:
Multifamily	$48,122	$17,722	$71,183	$33,897
Office	20,531	17,269	37,791	34,270
Retail	28,505	26,746	59,794	53,944

Total Divisional NOI	97,158	61,737	168,768	122,111

Partially-owned subsidiaries	(2,988)	(2,154)	(5,938)	(4,533)
Unallocated corporate revenues	4,506	1,380	7,813	2,677
Discontinued operations NOI	(12,983)	(11,217)	(23,800)	(22,927)
General and administrative expenses	(10,963)	(5,678)	(19,364)	(11,217)
Depreciation	(34,134)	(17,773)	(57,697)	(34,697)
Amortization	(26,011)	(2,534)	(30,537)	(4,752)
Other	(17)	(4)	(30)	61

Income from operations	14,568	23,757	39,215	46,723

Total other expense	(31,337)	(14,703)	(52,579)	(28,075)

Income (loss) before minority interest	$(16,769)	$9,054	$(13,364)	$18,648

(in thousands)	June 30,	December 31,
	2005	2004
Assets
Divisional Assets
Multifamily	$2,303,771	$937,935
Office	851,549	632,010
Retail	1,117,952	1,082,517

Total Divisional Assets	4,273,272	2,652,462

Unallocated corporate assets (1)	283,117	148,881

	4,556,389	$2,801,343

(1)	Includes the Company’s investment in partially-owned entities of $77,858 as of June 30, 2005, and $65,472 as of December 31, 2004.
Note 7 — Investment in Partially Owned Entities
               At June 30, 2005, the Company had investments in nineteen partially-owned entities. The Company accounts for these investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of June 30, 2005 and December 31, 2004:

		(in thousands)
	Percent	June 30,	December 31,
	Owned	2005	2004
Multifamily:
CMS / Colonial Joint Venture I	15.00%	$813	$1,435
CMS / Colonial Joint Venture II	15.00%	572	670
CMS Florida	25.00%	2,803	2,925
CMS Tennessee	25.00%	2,612	2,727
DRA Alabama	10.00%	2,431	2,500
DRA Cunningham, Austin, TX	20.00%	1,180	1,266
DRA Southwest Partnership	20.00%	18,770	19,022
Merritt at Godley Station, Pooler, GA (1)	35.00%	9,940	—
Cypress Cove at Suntree, Melbourne, GA (1)	10.00%	1,004	—
Arbors at Windsor Lake, Columbia, SC (1)	10.00%	1,692	—
Stone Ridge, Columbia, SC (1)	10.00%	1,043	—

		42,860	30,545

Office:
600 Building Partnership, Birmingham, AL	33.33%	(2)	(16)
Douglas HCI, Coral Gables, FL	25.00%	6,208	6,457

		6,206	6,441

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%	2,256	2,298
Highway 150, LLC, Birmingham, AL	10.00%	87	94
Parkway Place Limited Partnership, Huntsville, AL	45.00%	12,770	12,560
Turkey Creek, Parkside Drive LLC Partnership	50.00%	13,647	13,502

		28,760	28,454

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%	32	32

		32	32

		$77,858	$65,472

(1)	These joint ventures were acquired as part of the Cornerstone merger. See Note 1.
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
               On March 22, 2005, CRLP, and the Company as guarantor, entered into a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, the Company has a $25.0 million cash management line provided by Wachovia. On June 20, 2005, the Company increased the cash management line to $85.0 million. The cash management line matures in September 2005.
               Base rate loans and revolving loans are available under the Credit Facilities. The Credit Facilities also include a competitive bid feature that will allow CRLP to convert up to $250.0 million under the Credit Facilities to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging from 0.00% to 0.25% based on the Company’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.50% to 1.15% based on the Company’s unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Term loans are available under the term loan facility and bear interest at LIBOR plus a margin ranging from 0.55% to 1.35% based on the Company’s unsecured debt ratings from time to time.

               The Credit Facilities contain various covenants and events of default which could trigger early repayment obligations, including, but not limited to: nonpayment, violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; and generally not paying the Company’s debts as they become due.
               At June 30, 2005, $582.5 million was outstanding under the Credit Facilities, comprised of $482.5 million under the revolving credit facility and $100.0 million under the term loan facility, and $40.3 million was outstanding under the cash management line. Additional proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities, excluding the cash management line of credit, mature on March 22, 2008, with an option to extend for one year.
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
               The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarters ended June 30, 2005 and 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The Company also uses interest rate swaps as part of its fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarters ended June 30, 2005 and 2004, such swaps were used to hedge the change in fair value of fixed rate debt.
               During January 2005, the Company settled one interest rate swap agreement and terminated one interest rate swap agreement for approximately $0.8 million, both of which were outstanding at December 31, 2004. This amount will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt.
               The following table summarizes the notional values, fair values and other characteristics of the Company’s derivative financial instruments at June 30, 2005. The notional value at June 30, 2005 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At June 30, 2005
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate SWAP, Cash Flow	$11.2 million	5.932%	1/1/06	$(127)
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	—
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/5/06	(299)
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	7/3/06	—
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	1
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	1
Interest Rate CAP, Cash Flow	$10.0 million	8.373%	8/1/08	1
Interest Rate CAP, Cash Flow	$14.9 million	7.543%	8/1/08	3
Interest Rate CAP, Cash Flow	$7.4 million	6.983%	8/1/08	3
Interest Rate CAP, Cash Flow	$6.2 million	8.373%	8/1/08	1
Interest Rate CAP, Cash Flow	$13.3 million	6.786%	9/1/08	8
Interest Rate CAP, Cash Flow	$5.5 million	7.900%	2/1/09	2
Interest Rate CAP, Cash Flow	$17.6 million	8.100%	2/1/09	5
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	3,197
Interest Rate SWAP, Cash Flow	$250.0 million	4.721%	8/3/15	(7,927)
Interest Rate SWAP, Cash Flow	$200.0 million	4.830%	2/15/16	(7,066)

Tax Exempt Hedges
Interest Rate CAP, Cash Flow	$12.8 million	6.000%	7/1/2008	2
Interest Rate CAP, Cash Flow	$22.4 million	6.000%	7/1/2008	4
Interest Rate CAP, Cash Flow	$9.9 million	6.000%	7/1/2008	2
               As of June 30, 2005, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS No. 133. The only swap that the Company has that is not designated as a hedge for SFAS No. 133 was acquired through the purchase of a property and assumption of the underlying debt.
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
               At June 30, 2005, derivatives with a fair value of $15.4 million were included in other liabilities and $3.2 million were included in other assets. Additionally, the fair value of the Company’s fair value interest rate swap of $3.2 million was included in notes and mortgages payable. The change in unrealized losses of $24.5 million for derivatives designated as cash flow hedges for the quarter ended June 30, 2005 is a component of shareholder’s equity. The change in fair value of derivatives not designated as hedges of $91,000 is included in gains on hedging activities in the quarter ended June 30, 2005. Hedge ineffectiveness of approximately $100,000 and $40,000 on cash flow hedges due to index mismatches was recognized in gains on hedging activities during the quarters ended June 30, 2005 and 2004, respectively.

Note 10 — Subsequent Events
               Property Acquisitions
               On July 7, 2005, the Company made an additional investment of $54.5 million into its partnership with Montecito Property Company, to fund 98% of the purchase price of Mizner / Delray Beach, a condominium conversion property. This investment was funded through borrowings under a secured bridge loan discussed in the financing activity section below.
                On July 14, 2005, the Company acquired a 202,000 square foot office asset, Esplanade, located in Charlotte, North Carolina. The asset was acquired for a total purchase price of $21.5 million, which was funded through proceeds received from asset sales.
                On July 20, 2005, the Company acquired a 191,000 square foot office asset, Colonial 1001, (formerly Heathrow 1001), located in Orlando, Florida. The asset was acquired for a total purchase price of $23.3 million and was funded through proceeds received from asset sales.
               Property Dispositions
                On July 7, 2005, the Company disposed of a 419,000 square foot retail asset, Colonial Mall Burlington, located in Burlington, North Carolina. The asset was sold for $32.5 million and the proceeds were used to fund other investment activities.
                On July 7, 2005, the Company disposed of a 1,446,000 square foot retail asset, Colonial Mall Macon, located in Macon, Georgia. The asset was sold for $133.5 million and the proceeds were used to fund other investment activities.
               Financing Activity
               On July 13, 2005, the Company entered into an interest rate swap agreement to hedge the interest rate risk associated with forecasted debt issuances that are expected to occur in 2007. The following table summarizes the notional value and other characteristics of the swap agreement:

		Interest
Product Type	Notional Value	Rate	Maturity
Interest Rate SWAP, Cash Flow	$175 million	4.877%	7/13/2017
               On July 7, 2005, the Company, through CRLP, entered into a $54.5 million bridge loan which is secured by the Company’s ownership in Mizner / Delray Beach. The bridge loan was priced at LIBOR plus 90 basis points and will mature on September 30, 2005 with an option to extend until December 30, 2005.
                On August 2, 2005, the Company, through CRLP, entered into a $91.0 million bridge loan which is secured by the Company’s ownership in Research Plaza. The bridge loan was priced at LIBOR plus 90 basis points and will mature on September 30, 2005 with an option to extend until December 30, 2005.
               Distribution
               On July 27, 2005, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.675 per share and per unit, totaling approximately $34.3 million. The distribution was declared to shareholders and partners of record as of August 8, 2005 and will be paid on August 15, 2005.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of
Colonial Properties Trust:
We have reviewed the accompanying condensed consolidated balance sheet of Colonial Properties Trust (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related statements of income, shareholders’ equity, and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 16, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
August 8, 2005

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
               The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Properties Trust and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Such factors include, among others, the following:
•	national and local economic, business and real estate conditions including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms;

•	actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our ability to continue to satisfy complex rules in order for us to maintain our status as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, the ability of our operating partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency downgrades on the cost and availability of new debt financings;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other factors affecting the real estate industry generally.
               The Company undertakes no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
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

               We are a self-administered equity real estate investment trust (a “REIT”) that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. Our activities include full or partial ownership of a diversified portfolio of 224 properties as of June 30, 2005, located in Alabama, Arizona, Florida, Georgia, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.
               As of June 30, 2005, we owned or maintained a partial ownership in 144 multifamily apartment communities containing a total of 41,920 apartment units (including 113 wholly-owned consolidated properties and 31 properties partially-owned through unconsolidated joint venture entities aggregating 33,301 and 8,619 units, respectively) (the “multifamily properties”), 32 office properties containing a total of approximately 6.7 million square feet of office space (including 31 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint-venture entity aggregating 7.1 million and 30,000 square feet, respectively) (the “office properties”), 48 retail properties containing a total of approximately 15.0 million square feet of retail space (including 45 consolidated properties and three properties partially-owned through unconsolidated joint venture entities aggregating 13.9 million and 1.1 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of June 30, 2005, the multifamily properties that had achieved stabilized occupancy were 96.3% leased (96.3% for consolidated properties and 96.3% for unconsolidated properties), the office properties that had achieved stabilized occupancy were 92.7% leased (92.7% for consolidated properties and 100.0% for unconsolidated properties), and the retail properties that had achieved stabilized occupancy were 91.6% leased (91.7% for consolidated properties and 91.2% for unconsolidated properties).
               We are the direct general partner of, and hold approximately 78.6% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”). We conduct all of our business through CRLP, Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for the properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management services for properties owned by third parties.
               As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest — multifamily, office and retail — provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.
               The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended June 30, 2005 and 2004:

	Consolidated Properties		Unconsolidated Properties		Total Properties
	As of and for the Quarter		As of and for the Quarter		As of and for the Quarter
	Ended June 30,		Ended June 30,		Ended June 30,
	2005	2004	2005	2004	2005	2004

Multifamily Properties (1)

Physical Occupancy	96.3%	96.1%	96.3%	93.9%	96.3%	96.0%
Same-Property Economic Occupancy (2)	85.0%	80.8%	n/a	n/a	85.0%	80.8%
Same-Property NOI Growth (3)	7.2%	3.9%	n/a	n/a	7.2%	3.9%

End of Month Scheduled Base Rent per Unit per Month	$788	$827	$790	$717	$792	$824
Capital Expenditures per Unit	$128	$164	$289	$129	$137	$163

Office Properties

Physical Occupancy	92.7%	90.7%	100.0%	100.0%	92.7%	90.7%
Same-Property NOI Growth (3)	3.7%	-13.8%	n/a	n/a	3.7%	-13.8%
Base Rent per Square Foot	$18.51	$18.33	$17.34	$17.67	$18.51	$18.33
Capital Expenditures per Square Foot	$0.94	$0.62	—	—	$0.94	$0.62

Retail Properties

Same-Property NOI Growth (3)	1.1%	2.5%	16.8%	-1.8%	1.7%	2.2%

Regional Malls:
Physical Occupancy	92.9%	91.2%	83.4%	86.9%	92.5%	90.9%
Base Rent per Square Foot	$22.42	$22.07	$28.66	$31.04	$23.11	$22.89
Tenant Gross Sales per Square Foot	$272.94	$277.43	$253.68	$267.98	$271.04	$275.56

Shopping Centers:
Physical Occupancy	90.2%	85.7%	99.3%	99.5%	90.7%	86.0%
Base Rent per Square Foot	$16.94	$14.56	$17.20	$15.99	$16.96	$14.58
Tenant Gross Sales per Square Foot	$223.99	$223.01	$252.38	$256.10	$225.39	$223.62

(1)	Same property and prior year performance metrics exclude Cornerstone performance as the merger was not completed until April 1, 2005.

(2)	Economic Occupancy represents scheduled base rents, less vacancy loss, all concessions adjusted for straightline (including but not limited to: renewals, move-ins, models, employee units), and bad debts divided by scheduled base rents.

(3)	NOI amounts are based on our segment data. See Note 7 — Segment Information in our Notes to Consolidated Condensed Financial Statements.
               As shown in the table above, multifamily occupancy rates continued to trend upward in the second quarter of 2005. Improvements were due primarily to the strengthening of the overall economy and acquisitions during 2004 of multifamily properties in cities such as Atlanta, GA, Austin, TX, Charlotte, NC, Raleigh-Durham, NC, and Tampa, FL. Base rent per unit per month decreased as a result of the acquisition of Cornerstone properties, which have less square feet per unit, resulting in lower average rents per unit. Although the average rent per unit decreased as a result of the Cornerstone merger, average rent per square foot increased. We expect to continue to make acquisitions of attractive multifamily properties in existing markets as well as in new markets as a result of our exposure to those new markets. As a result of the completion of the Cornerstone merger, we will have greater exposure to the economic trends specific to the multifamily sector, such as:
•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.

               As shown in the above table, physical occupancy of our office properties increased to 92.7% during the second quarter of 2005 from 90.7% during the second quarter of 2004. Base rent per square foot increased from $18.33 in the second quarter of 2004 to $18.51 in the second quarter of 2005. Additionally, for the quarter ended June 30, 2005, we had approximately 37,000 square feet of early lease terminations generating fees of approximately $892,000 from our office properties. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. We also presently believe the challenges that have faced the office division will continue to decrease throughout 2005 and that improved operating performance will be achieved throughout the year.
               During the second quarter of 2005, our retail property performance indicators signaled continued improvement. Our average rents for malls and shopping centers showed continued growth with strong increases in rates on new leases over the rates for the previous tenants in the same spaces. Same property mall tenant trailing 12 month sales are slightly above (0.9%) those a year ago and those sales have been increasing since the third quarter of 2004. Same property shopping center tenant trailing 12 month sales are showing positive increases (4.5%) over a year ago. There have been 367,000 square feet of new leases signed in the first half of 2005, and we expect significant additional retail leasing through the remainder of the year. Overall, occupancy for retail properties rose 290 basis points to 91.6% in the second quarter of 2005 from 88.7% in the second quarter of 2004 due to increases in occupancies in the anchor and “big box” spaces as well as in our specialty retail spaces. We currently expect these retail occupancy and rental rate trends to continue throughout 2005. Our total retail assets have grown with a shift from traditional malls to “lifestyle” and “power” centers. We sold five malls from December 2004 through July 2005, acquired seven shopping centers in the past five quarters, and currently have four lifestyle/power centers under construction with others approved and in the pipeline.
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
Results of Operations — Three Months Ended June 30, 2005 and 2004
               Minimum rent for the quarter ended June 30, 2005 increased $48.3 million or 82.5% as compared with the quarter ended June 30, 2004. Minimum rent increased approximately $52.9 million (including $4.6 million related to properties classified as discontinued operations) as a result of the acquisitions that have occurred since June 30, 2004, including the merger with Cornerstone. Of this increase, $41.5 million is attributable to the Cornerstone properties; $10.8 million is attributable to other acquisitions; and the remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.
               Tenant recoveries for the quarter ended June 30, 2005 increased $2.0 million or 29.0% as compared with the quarter ended June 30, 2004. The increase is attributable to the properties acquired in the last two quarters of 2004 and the first two quarters of 2005.
               Other property related revenue for the quarter ended June 30, 2005 increased $3.9 million or 92.0% as compared with the quarter ended June 30, 2004. The increase is primarily attributable to approximately $1.3 million of termination, buyout and late fees. The remaining increase is a result of ancillary income from our existing properties and the addition of the Cornerstone properties.
               Other non-property related revenue for the quarter ended June 30, 2005 increased $3.1 million as compared with the quarter ended June 30, 2004. Of the increase, $1.6 million is management and leasing fee revenue associated with Colonnade Properties (a partially owned consolidated entity which was acquired in September of 2004), $0.5 million is interest income on notes receivable and the remainder of the increase is a result of increased leasing activities.
               Total property operating expenses for the quarter ended June 30, 2005 increased $21.4 million or 98.5% as compared to the quarter ended June 30, 2004. Operating expenses increased approximately $22.2 million (net of a $1.0 million decrease related to properties classified as discontinued operations) as a result of the acquisitions that have occurred since June 30, 2004, including the merger with Cornerstone. Of this increase, $18.7 million is attributable to the Cornerstone properties and $4.5 million is attributable to other acquisitions.

               General and administrative expenses for the quarter ended June 30, 2005 increased $5.3 million or 93.1% as compared to the quarter ended June 30, 2004. Of the increase, $2.2 million is related to an increase in salaries and other incentives associated with the growth of the Company, of which $1.5 million is attributable to the Cornerstone merger, $0.8 million is expenses related to the integration of the Cornerstone merger and $1.1 million is related to Colonnade Properties’ expenses.
               Depreciation and amortization expenses for the quarter ended June 30, 2005 increased $39.8 million as compared to the quarter ended June 30, 2004. Of this increase, $30.8 million is attributable to the Cornerstone properties, $9.7 million of depreciation and $21.1 million of amortization, and $5.6 million is attributable to other acquisitions that have occurred since June 30, 2004.
               Interest expense for the quarter ended June 30, 2005 increased $16.4 million as compared to the quarter ended June 30, 2004. This increase is attributable to the issuance of $275 million of senior notes in January 2005 and the assumption of $87.0 million of mortgage debt related to properties acquired since June 30, 2004, which resulted in an increase in interest expense of $3.4 million and $1.1 million, respectively. An additional $7.6 million in interest expense is associated with the outstanding debt assumed in the Cornerstone merger. Additionally, our unsecured Credit Facilities’ balance has increased $622.8 million since June 30, 2004.
               Gains from sales of property included in continuing operations for the quarter ended June 30, 2005 increased $0.4 million as compared to the quarter ended June 30, 2004. The increase is a result of the sale of seven parcels of land in the second quarter of 2005 as compared to the sale of two parcels of land in the second quarter of 2004.
               Income from discontinued operations for the three months ended June 30, 2005 increased $23.6 million compared to the three months ended June 30, 2004. At June 30, 2005, the Company had classified five retail assets containing approximately 2.6 million square feet, sixteen multifamily apartment communities containing approximately 5,177 units and its 98% interest in a condo conversion property as held for sale. The operating property sales that occurred in the second quarter of 2005 and 2004, which resulted in a gain on disposal of $26.3 million and $0.4 million, respectively, are classified as discontinued operations (see Note 3 for additional discussion).
Results of Operations — Six Months Ended June 30, 2005 and 2004
               Minimum rent for the six months ended June 30, 2005 increased $64.2 million or 56.1% as compared with the six months ended June 30, 2004. Of this increase, $41.5 million is attributable to the Cornerstone properties and $19.3 million is attributable to other acquisitions. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.
               Tenant recoveries for the six months ended June 30, 2005 increased $3.7 million or 27.1% as compared with the six months ended June 30, 2004. Of the increase, $2.9 is attributable to the properties acquired in the last two quarters of 2004 and the first two quarters of 2005.
               Other property related revenue for the six months ended June 30, 2005 increased $4.7 million or 59.0% as compared with the six months ended June 30, 2004. The increase is attributable to approximately $1.0 million of termination and late fees. The remaining increase is a result of ancillary income from our existing properties and the addition of the Cornerstone properties.
               Other non-property related revenue for the six months ended June 30, 2005 increased $5.1 million as compared with the six months ended June 30, 2004. Of the increase, $3.4 million is management and leasing fee revenue associated with Colonnade Properties (a partially owned consolidated entity which was acquired in September of 2004), $0.5 million is interest income on notes receivable and the remainder of the increase is a result of increased leasing activities.
               Total property operating expenses for the six months ended June 30, 2005 increased $28.5 million or 67.5% as compared to the six months ended June 30, 2004. Of the increase, $18.7 million is attributable to the Cornerstone properties and $7.7 million is attributable to other acquisitions that have occurred since June 30, 2004.

               General and administrative expenses for the six months ended June 30, 2005 increased $8.1 million or 72.6% as compared to the six months ended June 30, 2004. Of the increase, $3.2 million is related to an increase in salaries and other incentives associated with the growth of the Company, of which $1.5 million is attributable to the Cornerstone merger and the remaining increase is attributable to retail development and corporate support functions. Additionally, $1.2 million of the increase is related to cost associated with the integration of Cornerstone and $2.2 million is related to Colonnade Properties’ expenses.
               Depreciation and amortization expenses for the six months ended June 30, 2005 increased $48.8 million as compared to the six months ended June 30, 2004. Of this increase, $30.8 million is attributable to the Cornerstone properties, $9.7 million of depreciation and $21.1 million of amortization, and $8.9 million is attributable to other acquisitions that have occurred since June 30, 2004. The remaining increase is primarily due to increased depreciation expense related to capital expenditures subsequent to June 30, 2004.
               Interest expense for the six months ended June 30, 2005 increased $24.5 million or 80.2% as compared to the six months ended June 30, 2004. This increase is attributable to the issuance of $275 million of senior notes in January 2005 and the assumption of $87.0 million of mortgage debt related to properties acquired since June 30, 2004, which resulted in an increase in interest expense of approximately $6.8 million and $2.5 million, respectively. An additional $7.6 million in interest expense is associated with the outstanding debt assumed in the Cornerstone merger. Additionally, our unsecured Credit Facilities’ balance has increased $622.8 million since June 30, 2004.
               Gains from sales of property included in continuing operations for the six months ended June 30, 2005 increased $0.5 million as compared to the six months of June 30, 2004. The increase is a result of the sale of 11 parcels of land during the first six months of 2005 as compared to the sale of four parcels of land during the first six months of 2004.
               Income from discontinued operations for the six months ended June 30, 2005 increased $86.3 million compared to the six months ended June 30, 2004. At June 30, 2005, the Company had classified five retail assets containing approximately 2.6 million square feet, sixteen multifamily apartment communities containing approximately 5,177 units and its 98% interest in a condo conversion property as held for sale. The operating property sales that occurred in the first six months of 2005 and 2004, which resulted in a gain on disposal of $118.1 million and $9.7 million, respectively, are classified as discontinued operations (see Note 3 for additional discussion).
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
               The majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest — multifamily, office and retail — provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.
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
               Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the first half of 2005, we sold 14 multifamily properties representing approximately 4,207 units, including seven properties acquired from Cornerstone representing 1,629 units, two retail properties totaling approximately 1,036,000 square feet and our 15% ownership interest in two multifamily properties consisting of 901 units. The aggregate sales price of $368.3 million was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.
               On March 22, 2005, CRLP, and Colonial Properties Trust as guarantor, entered into a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, the Company has a $25.0 million cash management line provided by Wachovia. On June 20, 2005, the Company increased the cash management line to $85.0 million. The cash management line matures in September 2005.
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

               Proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities, excluding the cash management line of credit, mature on March 22, 2008, with an option to extend for one year. At June 30, 2005, $582.5 million was outstanding under the Credit Facilities, comprised of $482.5 million under the revolving credit facility and $100.0 million under the term loan facility, and $40.3 million was outstanding under the cash management line.
               As of June 30, 2005, we have unsecured Credit Facilities providing for total borrowings of up to $600.0 million and a cash management line that provides for borrowings up to $85.0 million. These Credit Facilities bear interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 80 basis points. The Credit Facilities, excluding the cash management line of credit, mature and are renewable in March 2008, and provide for a one-year extension. The Credit Facilities include a competitive bid feature that will allow us to convert up to $250 million under the Credit Facilities to a fixed rate, for a fixed term not to exceed 90 days.
               At June 30, 2005, our total outstanding debt balance was $2.8 billion. The outstanding balance includes fixed-rate debt of $2.0 billion, or 70% of the total debt balance, and floating-rate debt of $0.8 billion, or 30% of the total debt balance. Our total market capitalization, calculated as a sum of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of June 30, 2005 was $5.5 billion and our ratio of debt to market capitalization was 52%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2005, we were in compliance with these covenants.
               On July 7, 2005, CRLP and Colonial Properties Trust as guarantor, entered into a $54.5 million bridge loan which is secured by the Company’s ownership in Mizner / Delray Beach. The bridge loan was priced at LIBOR plus 90 basis points and will mature on September 30, 2005 with an option to extend until December 30, 2005.
               On August 2, 2005, CRLP and Colonial Properties Trust as guarantor, entered into a $91.0 million bridge loan which is secured by the Company’s ownership in Research Plaza. The bridge loan was priced at LIBOR plus 90 basis points and will mature on September 30, 2005 with an option to extend until December 30, 2005.
               Investing Activities
               During the second quarter of 2005, we acquired 86 wholly-owned and four partially-owned multifamily properties in the Cornerstone Merger, containing approximately 22,981 units at a cost of approximately $1.6 billion (see Note 1 for additional disclosure). We also acquired three wholly-owned office assets containing approximately 808,000 square feet at a cost of $155.6 million. During the first quarter of 2005, we acquired two wholly-owned office assets containing approximately 431,000 square feet at a cost of $59.9 million and one wholly-owned retail asset containing 373,000 square feet at a cost of $60.3 million.
               During the second quarter of 2005, we continued the development of three multifamily apartment communities and began the development of three additional multifamily apartment communities. These communities, if developed as expected, will contain approximately 1,946 units, and the total investment, including land acquisition costs, is projected to be approximately $162.1 million. We continued with the development of three retail properties and the redevelopment of two retail properties. Upon completion of the retail developments and redevelopments, we expect to have invested approximately $162.4 million, including land acquisition costs. During the six months ended June 30, 2005, we invested an aggregate of $54.2 million in these aforementioned development projects and certain parcels of land that were acquired for future development.
               We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants. We also incur expenditures for certain recurring capital expenses. During the six months ended June 30, 2005, we incurred approximately $12.8 million related to tenant improvements and leasing commissions, and approximately $9.2 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

               Dividend
               The dividend on our common stock was $0.675 per share for the second quarter of 2005. We also pay regular quarterly dividends on our preferred stock and CRLP’s preferred units. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. We also make regular quarterly distributions on common and preferred units in CRLP.
Critical Accounting Policies and Estimates
               Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the three months ended June 30, 2005, there were no material changes to these policies.
Derivatives and Hedging
               We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at June 30, 2005. The notional value at June 30, 2005 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At June 30, 2005
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate SWAP, Cash Flow	$11.2 million	5.932%	1/1/06	$(127)
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	—
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/5/06	(299)
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	7/3/06	—
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	1
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	1
Interest Rate CAP, Cash Flow	$10.0 million	8.373%	8/1/08	1
Interest Rate CAP, Cash Flow	$14.9 million	7.543%	8/1/08	3
Interest Rate CAP, Cash Flow	$7.4 million	6.983%	8/1/08	3
Interest Rate CAP, Cash Flow	$6.2 million	8.373%	8/1/08	1
Interest Rate CAP, Cash Flow	$13.3 million	6.786%	9/1/08	8
Interest Rate CAP, Cash Flow	$5.5 million	7.900%	2/1/09	2
Interest Rate CAP, Cash Flow	$17.6 million	8.100%	2/1/09	5
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	3,197
Interest Rate SWAP, Cash Flow	$250.0 million	4.721%	8/3/15	(7,927)
Interest Rate SWAP, Cash Flow	$200.0 million	4.830%	2/15/16	(7,066)

Tax Exempt Hedges
Interest Rate CAP, Cash Flow	$12.8 million	6.000%	7/1/2008	2
Interest Rate CAP, Cash Flow	$22.4 million	6.000%	7/1/2008	4
Interest Rate CAP, Cash Flow	$9.9 million	6.000%	7/1/2008	2
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
               At June 30, 2005, derivatives with a fair value of $15.4 million were included in other liabilities and $3.2 million were included in other assets. Additionally, the fair value of our fair value interest rate swap of $3.2 million was included in notes and mortgages payable. The change in unrealized losses of $24.5 million for derivatives designated as cash flow hedges for the three months ended June 30, 2005 is a component of shareholder’s equity. The change in fair value of derivatives not designated as hedges of $91,000 is included in gains on hedging activities in the quarter ended June 30, 2005. Hedge ineffectiveness of approximately $100,000 and $40,000 on cash flow hedges due to index mismatches was recognized in gains on hedging activities during the quarter ended June 30, 2005 and 2004, respectively.

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
               An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At June 30, 2005, our exposure to rising interest rates was mitigated by the existing debt level of 52% of our total market capitalization, the high percentage of fixed rate debt (70%), and the use of interest rate swaps to effectively fix the interest rate on approximately $11.2 million through January 2006 and $17.0 million through May 2006. As it relates to the short-term, we anticipate increases in interest expense resulting from increasing inflation to be less than future increases in income before interest.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and unit data)	2005	2004	2005	2004

Net income available to common shareholders	$7,823	$6,441	$80,099	$19,830
Adjustments (consolidated):
Minority interest in CRLP	2,154	2,463	25,755	7,665
Real estate depreciation	34,658	21,554	59,885	42,282
Real estate amortization	24,720	1,797	28,308	3,196
Consolidated gains from sales of property	(27,795)	(811)	(118,253)	(11,204)
Gains from sale of undepreciated property	1,459	1,115	2,525	2,123

Adjustments (unconsolidated subsidiaries):
Real estate depreciation	1,210	918	2,383	1,959
Real estate amortization	2	20	3	36
Gains from sales of property	—	(799)	(2,440)	(799)

Funds from operations	$44,231	$32,698	$78,265	$65,088

Funds from operations per share and unit — basic	$0.88	$0.87	$1.77	$1.75

Funds from operations per share and unit — diluted	$0.88	$0.87	$1.77	$1.73

Weighted average common shares outstanding — basic	39,325	27,089	33,575	26,880
Weighted average partnership units outstanding — basic (1)	10,868	10,358	10,604	10,360

Weighted average shares and units outstanding — basic	50,193	37,447	44,179	37,240
Effect of diluted securities (2)	—	293	—	336

Weighted average shares and units outstanding — diluted	50,193	37,740	44,179	37,576

(1)	Represents the weighted average of outstanding units of minority interest in Colonial Realty Limited Partnership.

(2)	For periods where the Company reported a net loss from continuing operations (after preferred dividends), the effect of dilutive shares has been excluded from per share computations as including such shares would be anti-dilutive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
               As of June 30, 2005, we had approximately $856.0 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material in relation to our $2.8 billion of outstanding total debt, our $4.6 billion of total assets and $5.5 billion total market capitalization as of June 30, 2005.
               If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $8.6 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $8.6 million. This assumes that the amount outstanding under our variable rate debt remains approximately $856.0 million, the balance as of June 30, 2005.
               As of June 30, 2005, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
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

COLONIAL PROPERTIES TRUST
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
               A Special Meeting of Shareholders of Colonial Properties Trust was held on April 1, 2005. The following is a tabulation of the voting on each proposal presented at the Special Meeting.
Proposal 1 — Issuance of Common Shares
               The proposal to approve the issuance of common shares of the Company contemplated by the Agreement and Plan of Merger dated as of October 25, 2004 as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated January 24, 2005 by and among the Company, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc., as amended, was approved. The following votes were taken in connection with this proposal:

Votes For	20,001,445
Votes Against	327,836
Abstentions	86,341
Proposal 2 — Increase Number of Shares Authorized
               The proposal to amend the Declaration of Trust to (i) increase the number of authorized common shares of the Company from 65,000,000 to 125,000,000, and (ii) increase the number of authorized preferred shares of the Company from 10,000,000 to 20,000,000 was approved. The following votes were taken in connection with this proposal:

Votes For
Common Shares	18,004,065
Series C Preferred Shares	616,057
Series D Preferred Shares	235,917

18,856,039

Votes Against
Common Shares	2,321,131
Series C Preferred Shares	54,925
Series D Preferred Shares	8,391

2,384,447

Abstentions
Common Shares	90,426
Series C Preferred Shares	10,575
Series D Preferred Shares	2,009

103,010
Proposal 3 — Issuance of 15,000,000 preferred shares
               No vote was taken with respect to Proposal 3 on April 1, 2005.
Proposal 4 — Adjourn the remainder of the Special Meeting
               The proposal to adjourn the remainder of the Special Meeting to April 15, 2005 in order to solicit additional proxies for Proposal 3 was approved. The following votes were taken in connection with the proposal:

Votes For
Common Shares	15,577,654
Series C Preferred Shares	575,251
Series D Preferred Shares	233,801

16,386,706

Votes Against
Common Shares	4,704,535
Series C Preferred Shares	58,667
Series D Preferred Shares	10,027

4,773,229

Abstentions
Common Shares	134,640
Series C Preferred Shares	47,639
Series D Preferred Shares	2,491

184,770
               A Special Meeting of Shareholders of Colonial Properties Trust was held on April 15, 2005. The following is a tabulation of the voting on the proposal presented at the Special Meeting.
Proposal 3 — Issuance of 15,000,000 preferred shares
               The proposal to approve the issuance of up to 15,000,000 preferred shares was approved. The following votes were taken in connection with this proposal:

Votes For
Common Shares	19,128,241
Series C Preferred Shares	827,572
Series D Preferred Shares	263,231

20,219,044

Votes Against
Common Shares	1,722,453
Series C Preferred Shares	71,008
Series D Preferred Shares	9,912

1,803,373

Abstentions
Common Shares	110,623
Series C Preferred Shares	13,575
Series D Preferred Shares	1,841

126,039
               The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 27, 2005. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.
Proposal 1 — Election of Trustees

	Term		Votes
Elected Trustees:	Expires	Votes For	Withheld

Carl F. Bailey	2006	23,612,117	191,267
M. Miller Gorrie	2006	23,657,707	145,677
William M. Johnson	2006	23,710,776	92,608
Glade M. Knight	2006	23,655,780	147,604
James K. Lowder	2006	23,453,742	349,642
Thomas H. Lowder	2006	23,659,776	143,608
Herbert A. Meisler	2006	23,642,961	160,423
Claude B. Nielsen	2006	23,659,859	143,525
Harold W. Ripps	2006	23,705,297	98,087
Donald T. Senterfitt	2006	23,591,923	211,461
John W. Spiegel	2006	23,387,673	415,711

Proposal 2 — Ratification of Appointment of Independent Auditors
               The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2005 was approved. The following votes were taken in connection with this proposal:

Votes For	23,565,741
Votes Against	207,155
Abstentions	30,488
Item 6. Exhibits.

3.1	Articles of Amendment to Declaration of Trust of Colonial Properties Trust	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2005

10.1	Contribution Agreement between Colonial Realty Limited Partnership and Colonial Properties Trust, dated April 1, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2005

10.2	Ninth Amendment to Third Amended and Restated Agreement of Limited Partnership of Colonial Realty Limited Partnership, dated April 1, 2005	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2005

10.3	Form of Restricted Share Agreement (20% per year vesting)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.4	Form of Restricted Share Agreement (50%/25%/25% vesting)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.5	Form of Restricted Share Agreement (33 1/3% per year vesting)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.6	Form of Restricted Share Agreement (60%/40% vesting)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.7	Form of Restricted Share Agreement (eighth anniversary vesting)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.8	Form of Share Option Agreement (20% per year vesting)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

15	Letter re: Unaudited Interim Financial Information	Filed herewith

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL PROPERTIES TRUST
Date: August 9, 2005	/s/	Weston M. Andress
Weston M. Andress
Chief Financial Officer

Date: August 9, 2005	/s/	John E. Tomlinson
John E. Tomlinson
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)