Form 10-Q
period 2006-03-31
COLONIAL PROPERTIES TRUST
filed 2006-05-10
CIK 909111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-12358
COLONIAL PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Alabama	59-7007599
(State or other jurisdiction of incorporation)	(IRS Employer . Identification Number)
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
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12-b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of May 8, 2006, Colonial Properties Trust had 45,745,323 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
INDEX TO FORM 10-Q

Page
PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of March 31, 2006 and December 31, 2005	3

Consolidated Condensed Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2006 and 2005	4

Consolidated Condensed Statements of Cash Flows For the Three Months Ended March 31, 2006 and 2005	5

Notes to Consolidated Condensed Financial Statements	6

Report of Independent Registered Public Accounting Firm *	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	30

SIGNATURES	31

EXHIBIT INDEX	32
EX-10.1 SUMMARY OF 2006 INCENTIVE PLAN
EX-12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX-15.1 LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO
Review by Independent Registered Public Accounting Firm *
Review of the interim consolidated condensed financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2006 and 2005 has been performed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated condensed financial information is included on page 19. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006
	(Unaudited)	December 31, 2005
ASSETS
Land, buildings, & equipment	$3,972,119	$3,974,925
Undeveloped land and construction in progress	237,993	202,052
Less: Accumulated depreciation	(486,657)	(453,365)
Real estate assets held for sale, net	116,556	367,372

Net real estate assets	3,840,011	4,090,984

Cash and cash equivalents	37,313	30,615
Restricted cash	8,198	8,142
Accounts receivable, net	20,063	25,789
Notes receivable	51,869	36,387
Prepaid expenses	15,995	19,549
Deferred debt and lease costs	46,786	50,436
Investment in partially owned entities	125,377	123,700
Other assets	99,373	113,656

Total assets	$4,244,985	$4,499,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$2,133,327	$2,274,620
Unsecured credit facility	166,600	210,228
Mortgages payable related to real estate assets held for sale	—	9,502

Total long-term liabilities	2,299,927	2,494,350

Accounts payable	53,319	74,474
Accrued interest	31,907	29,063
Accrued expenses	23,235	17,615
Tenant deposits	6,742	7,251
Unearned rent	3,273	9,722
Other liabilities	1,289	736

Total liabilities	2,419,692	2,633,211

Minority interest:
Preferred units	100,000	100,000
Common units	278,597	283,240
Limited partners’ interest in consolidated partnership	9,141	8,093

Total minority interest	387,738	391,333

Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
9 1/4% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 5,000,000 depositary shares issued and outstanding	5	5
7 5/8% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,220,114 and 5,326,349 depositary shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1	1
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 50,922,557 and 50,637,973 shares issued at March 31, 2006 and December 31, 2005, respectively	509	506
Additional paid-in capital	1,662,827	1,681,207
Cumulative earnings	760,713	747,186
Cumulative distributions	(841,785)	(803,133)
Treasury shares, at cost; 5,623,150 shares at March 31, 2006 and December 31, 2005	(150,163)	(150,163)
Accumulated other comprehensive income (loss)	5,428	(915)

Total shareholders’ equity	1,437,555	1,474,714

	$4,244,985	$4,499,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Minimum rent	$113,760	$73,077
Percentage rent	414	660

Tenant recoveries	7,933	8,984

Construction revenues	12,140	—
Other property related revenue	8,250	2,321
Other non-property related revenue	4,108	3,126

Total revenue	146,605	88,168

Operating Expenses:
Property operating expenses:
General operating expenses	11,793	6,181
Salaries and benefits	8,885	3,627
Repairs and maintenance	10,319	8,293
Taxes, licenses, and insurance	15,084	9,379
General and administrative	11,514	8,401
Construction expenses	11,370	—
Depreciation	39,529	23,628
Amortization	7,967	3,307

Total operating expenses	116,461	62,816

Income from operations	30,144	25,352

Other income (expense):
Interest expense and debt cost amortization	(33,811)	(24,364)
Loss on retirement of debt	(1,179)	—
Interest income	1,539	210
Income (loss) from investments	(662)	270
Gain on hedging activities	2,464	280
Gains from sales of property, net of income taxes of $513 (2006) and $0 (2005)	6,024	1,025
Income taxes	(796)	(210)

Total other income (expense)	(26,421)	(22,789)

Income before minority interest and discontinued operations	3,723	2,563

Minority interest of limited partners	(120)	(4)
Minority interest in CRLP — common unitholders	869	799
Minority interest in CRLP — preferred unitholders	(1,813)	(1,813)

Income from continuing operations	2,659	1,545

Income from discontinued operations	1,763	7,180
Gain on disposal of discontinued operations, net of taxes of $1,269 (2006) and $0 (2005)	10,508	91,873
Minority interest in CRLP from discontinued operations	(2,191)	(26,773)
Minority interest of limited partners	(979)	(225)

Income from discontinued operations	9,101	72,055

Net income	11,760	73,600

Dividends to preferred shareholders	(6,099)	(3,695)
Preferred share issuance costs	(159)	—

Net income available to common shareholders	$5,502	$69,905

Net income per common share — Basic:
Income (loss) from continuing operations	$(0.08)	$(0.08)
Income from discontinued operations	0.20	$2.59

Net income per common share — Basic	$0.12	$2.51

Net income per common share — Diluted:
Income (loss) from continuing operations	$(0.08)	$(0.08)
Income from discontinued operations	0.20	2.59

Net income per common share — Diluted	$0.12	$2.51

Weighted average common shares outstanding:
Basic	44,979	27,824
Diluted	44,979	27,824

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$11,760	$73,600
Other comprehensive income
Unrealized income on cash flow hedging activities	6,343	10,355

Comprehensive income	$18,103	$83,955

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$11,760	$73,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,518	29,590
Preferred share issuance costs	(159)	—
Income from unconsolidated subsidiaries	870	(42)
Distribution to preferred unitholders of CRLP	1,813	1,813
Minority interest	338	25,974
Gains from sales of property	(12,820)	(92,898)
Distributions of income from unconsolidated subsidiaries	1,915	—
Decrease (increase) in:
Restricted cash	(56)	(2,280)
Accounts receivable	4,734	4
Prepaid expenses	1,505	2,623
Other assets	524	(489)
Increase (decrease) in:
Accounts payable	(4,641)	(1,039)
Accrued interest	2,844	4,312
Accrued expenses and other	4,585	(1,498)

Net cash provided by operating activities	59,730	39,670

Cash flows from investing activities:
Acquisition of properties	(8,313)	(119,343)
Development expenditures	(65,299)	(28,673)
Tenant improvements	(7,472)	(6,264)
Capital expenditures	(3,641)	(4,121)
Proceeds from sales of property, net of selling costs	238,821	205,199
Proceeds from (issuance of) notes receivable, net	(9,995)	27
Direct costs of Cornerstone merger	—	(2,402)
Distributions from unconsolidated subsidiaries	342	3,335
Capital contributions to unconsolidated subsidiaries	(5,651)	(324)

Net cash provided by investing activities	138,792	47,434

Cash flows from financing activities:
Proceeds from additional borrowings	—	275,030
Proceeds from dividend reinvestment plan and exercise of stock options	10,064	11,354
Principal reductions of debt	(69,843)	(215,065)
Net change in revolving credit balances	(58,427)	13,550
Dividends paid to common and preferred shareholders	(38,653)	(24,209)
Distributions to minority partners in CRLP	(7,395)	(6,953)
Payment of debt issuance costs	—	(5,219)
Redemption of Preferred Series E Shares	(27,570)	—

Net cash provided by (used in) financing activities	(191,824)	48,488

Increase in cash and cash equivalents	6,698	135,592
Cash and cash equivalents, beginning of period	30,615	10,725

Cash and cash equivalents, end of period	$37,313	$146,317

Non-cash transactions:
Cash flow hedging activities	6,343	10,355
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     The consolidated condensed financial statements of Colonial Properties Trust have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2005 audited consolidated financial statements of Colonial Properties Trust and should be read together with the consolidated financial statements and notes thereto included in the Colonial Properties Trust 2005 Annual Report on Form 10-K.
Note 1 – Organization and Business
     As used herein, “the Company” or “Colonial Properties” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company’s activities include ownership or partial ownership and operation of a diversified portfolio of 248 properties as of March 31, 2006, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2006, including properties in lease-up, the Company owned interests in 137 multifamily apartment communities (including 104 wholly-owned consolidated properties and 33 properties partially-owned through unconsolidated joint venture entities), 62 office properties (including 35 wholly-owned consolidated properties and 27 properties partially-owned through unconsolidated joint venture entities) and 49 retail properties (including 35 consolidated properties and 14 properties partially-owned through unconsolidated joint venture entities).
     Merger with Cornerstone Realty Income Trust
     On April 1, 2005, Colonial Properties completed the merger of Cornerstone Realty Income Trust, Inc., a Virginia corporation (“Cornerstone”), pursuant to an Agreement and Plan of Merger dated as of October 25, 2004, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated January 24, 2005 (as so amended, the “Merger Agreement”). As a result of the merger, Colonial Properties succeeded by operation of law to all of the assets and liabilities of Cornerstone prior to the merger. At the time of the merger, the assets of Cornerstone consisted of 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures.
     The following unaudited pro forma financial information for the three months ended March 31, 2005 give affect to the merger with Cornerstone as if it had occurred at the beginning of the period presented. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

***** Pro Forma (Unaudited) *****
Three Months
Ended March 31,
In thousands, except per share data	2005 (1)
Total revenue	$120,949
Net income available to common shareholders	$65,912
Net income per common share — dilutive	$1.47

(1)	One time merger costs of $9.1 million expensed by Cornerstone, have been excluded from the pro forma net income to common shareholders for the three months ended March 31, 2005.
     See additional disclosures related to the Merger, including terms, total consideration paid and the allocation of the purchase price to assets and liabilities, in Note 3 to the notes to the consolidated financial statements included in Colonial Properties’ 2005 Annual Report on Form 10-K.

Note 2 – Summary of Significant Accounting Policies
     Basis of Presentation
     The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned an approximately 80.7% interest in the partnership at March 31, 2006. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. CRLP is a Securities and Exchange Commission registrant, which files separate financial statements under the Securities and Exchange Act of 1934. The Company allocates income to CRLP based on CRLP’s weighted average minority ownership percentage for the periods presented in the Consolidated Statements of Income. At the end of each period, the Company adjusts the Balance Sheet for CRLP’s minority interest balance based on CRLP’s ownership percentage at the end of the period.
     Entities in which the Company owns, directly or indirectly, a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method, the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which the Company owns less than 100% of the equity interest, the Company consolidates the property if the Company has the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. The Company also consolidates certain partially-owned entities and other subsidiaries if the Company owns less than a 50% equity interest and is deemed to be the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”).
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
     Unaudited Interim Statements
     The consolidated condensed financial statements as of and for the three months ended March 31, 2006 and 2005 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.
     Revenue Recognition
     Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met. Estimated future warranty costs are charged to cost of sales in the period when the revenues from condominium closings are recognized. Such estimated warranty costs generally are approximately 0.5% of total revenue. Additional warranty costs are charged to costs of sales as necessary based on management’s estimate of the costs to remediate existing claims.
     Revenue from construction contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Adjustments to estimated profits on contracts are recognized in the period in which such adjustments become known.
     Notes Receivable
     Notes receivable consist primarily of promissory notes issued by third parties. The Company records notes receivable at cost. The Company evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. The weighted average interest rate on the notes receivable is approximately 15% per annum as of March 31, 2006. Interest income is recognized on an accrual basis.
     Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised) (“SFAS No. 123 (R)”), Share Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123 (R) did not have a material impact on the Company’s consolidated financial statements. Additional disclosures required by SFAS No. 123(R) are presented below (see Note 14 to the notes to the consolidated financial statements included in Colonial Properties’ 2005 Annual Report on Form 10-K for previously required stock-based compensation disclosures).
     The following table presents the change in deferred compensation related to restricted stock awards for the three months ended March 31, 2006:

For the Quarter Ended
March 31, 2006
(amounts in thousands)
Balance, December 31, 2005	$3,646

Amortization of deferred compensation	(567)
Issuance of restricted shares	110

Balance, March 31, 2006	$3,189

     The following table presents the change in nonvested restricted stock awards for the three months ended March 31, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Restricted Stock, December 31, 2005	157,499	$36.36

Granted	2,401	$44.09
Vested	(12,179)	$32.83
Cancelled/Forfeited	(2,393)	$39.94

Nonvested Restricted Stock, March 31, 2006	145,328	$36.72

     The weighted average grant date fair value of restricted stock awards issued was $44.09 and $35.78 for the three months ended March 31, 2006 and March 31, 2005, respectively. At March 31, 2006, the total compensation cost related to nonvested stock awards is $3.2 million, which is expected to be recognized over a weighted average period of 2.6 years.
     As of March 31, 2006, the Company had approximately 1.7 million stock options outstanding with a weighted average exercise price of $32.96, a weighted average remaining contractual life of 5.5 years, and an aggregate intrinsic value of $28.3 million. The total number of exercisable options at March 31, 2006 was approximately 1.2 million. As of March 31, 2006, the weighted average exercise price was $32.19 and the weighted average remaining contractual life was 4.8 years for these exercisable options. The aggregate intrinsic value of these exercisable options at March 31, 2006, was $21.7 million.
     Reclassifications
     Certain reclassifications have been made to the previously reported 2005 statements in order to provide comparability with the 2006 statements reported herein. These reclassifications have no impact on shareholders’ equity or net income.
Note 3 – Acquisition and Disposition Activity
     Property Acquisitions
     During January 2006, the Company acquired an additional 50,000 square feet of condominium interests in The Peachtree, a Class A office building located in the Atlanta Midtown market. The Company made its initial investment in the property in August 2005 when it purchased 76% of the condominium interests in The Peachtree for $43.8 million. The purchase of the additional square footage brings the Company’s ownership to more than 90% of the property. The additional investment of $8.3 million was funded through borrowings under the Company’s unsecured line of credit and was allocated to land, buildings and equipment on the Company’s Consolidated Balance Sheet.
     The results of operations of the above mentioned acquisition have been included in the consolidated financial statements since its date of acquisition.

     Property Dispositions
     During January 2006, the Company sold seven multifamily assets, all of which were acquired as a part of the Cornerstone acquisition with the exception of Colonial Village at Caledon Woods. The properties include the following:

			Sales Price
Property Name	Location	Units	(in millions)

The Timbers	Raleigh, NC	176	$7.6
Colonial Village at Remington Place	Raleigh, NC	136	7.9
Summerwalk	Charlotte, NC	160	8.2
Colonial Village at Paces Glen	Charlotte, NC	172	6.0
Colonial Village at Stone Brook	Atlanta, GA	188	9.4
Colonial Grand at Whitemarsh	Savannah, GA	352	39.0
Colonial Village at Caledon Woods	Greenville, SC	350	22.9

			$101.0

     The Company used the proceeds from the sale to repay a portion of the borrowings under the Company’s unsecured line of credit.
     During March 2006, the Company completed the sale of a 90% interest in four shopping centers valued in the transaction            at approximately $127.3 million to a joint venture partner (see Note 7 for additional discussion).
     During March 2006, the Company disposed of its majority interest in Colonnade Properties, LLC for approximately $2.5 million. There was no gain or loss recognized on the disposition. The Company has a $6.0 million outstanding note receivable, secured by an interest in real estate, from Colonnade Properties, LLC which bears interest at 9% per annum and reaches maturity in 2008.
     During March 2006, the Company sold four multifamily assets, all of which were acquired as a part of the Cornerstone acquisition. The properties include the following:

			Sales Price
Property Name	Location	Units	(in millions)

The Meadows I, II & III	Asheville, NC	392	$28.4
Colonial Village at Estrada	Dallas, TX	248	9.6
Copper Crossing	Fort Worth, TX	400	14.2
The Trestles	Raleigh, NC	280	11.6

			$63.8

     The Company used the proceeds from the sale to repay a portion of the borrowings under the Company’s unsecured line of credit and one secured loan for $9.4 million.
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
     In accordance with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets (“SFAS No. 144”), net income and gain on disposition of real estate for properties sold, in which the Company does not maintain continuing involvement, are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the quarter ended March 31, 2006, all of the operating properties sold were classified as discontinued operations. Following is a listing of the properties the Company disposed of in 2006 and 2005 that are classified as discontinued operations:

			Units/
			Square
Property	Location	Date Sold	Feet
Multifamily
Colonial Grand at Barrington (1)	Macon, GA	March 2006	176
Colonial Grand at Inverness Lakes (1)	Mobile, AL	March 2006	312
Colonial Village at Estrada	Dallas, TX	March 2006	248
Colonial Village at Hillwood (1)	Montgomery, AL	March 2006	160
Colonial Village at Stockbridge (1)	Atlanta, GA	March 2006	240
Copper Crossing	Fort Worth, TX	March 2006	400
The Meadows I, II & III	Asheville, NC	March 2006	392
The Trestles	Raleigh, NC	March 2006	280
Colonial Grand at Caledon Woods	Greenville, SC	January 2006	350
Colonial Village at Paces Glen	Charlotte, NC	January 2006	172
Colonial Village at Remington Place	Raleigh, NC	January 2006	136
Colonial Village at Stone Brook	Atlanta, GA	January 2006	188
Colonial Village at Whitemarsh	Savannah, GA	January 2006	352
Summerwalk	Charlotte, NC	January 2006	160
The Timbers	Raleigh, NC	January 2006	176
The Landing	Raleigh, NC	December 2005	200
Cypress Cove at Suntree (1)	Melbourne, FL	December 2005	326
Arbors on Forest Ridge	Fort Worth, TX	October 2005	210
Cutters Point	Dallas, TX	October 2005	196
Eagle Crest	Dallas, TX	October 2005	484
Sierra Ridge	San Antonio, TX	October 2005	230
Timberglen	Dallas, TX	October 2005	304
Toscana	Dallas, TX	October 2005	192
Silverbrook	Fort Worth, TX	October 2005	642
The Meridian	Austin, TX	October 2005	200
Ashley Run	Atlanta, GA	June 2005	348
Mill Crossing	Dallas, TX	June 2005	184
Colonial Village at Lake Mary	Lake Mary, FL	May 2005	504
Bridgetown Bay	Charlotte, NC	May 2005	120
Devonshire	Dallas, TX	May 2005	144
Dunwoody Springs	Atlanta, GA	May 2005	350
Carlyle Club	Atlanta, GA	May 2005	243
Aspen Hills	Dallas, TX	May 2005	240
Colonial Village at Ashley Plantation	Bluffton, SC	March 2005	414
Colonial Village at Gainesville	Gainesville, FL	March 2005	560
Colonial Village at Galleria Woods	Birmingham, AL	March 2005	244
Colonial Village at TownPark (Sarasota)	Bradenton, FL	March 2005	272
Colonial Village at Walton Way	Augusta, GA	March 2005	256
Colonial Village at Wesleyan	Macon, GA	March 2005	328
Colonial Village at Cahaba Heights (1)	Birmingham, AL	February 2005	125
Colonial Village at River Hills (1)	Tampa, FL	February 2005	776

Retail
Colonial Mall Macon	Macon, GA	July 2005	1,446,000
Colonial Mall Burlington	Burlington, NC	July 2005	419,200
Colonial Mall Temple	Temple, TX	April 2005	555,600
Colonial Mall Gadsden	Gadsden, AL	March 2005	517,000

(1)	Properties were partially owned. The Company sold its interest in these properties.
     Additionally, the Company classifies real estate assets as held for sale, only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, and in the opinion of the Company’s management it is probable the assets will sell within the next 12 months. As of March 31, 2006, the Company had classified one multifamily apartment community containing approximately 148 units and one retail asset containing approximately 73,500 square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $16.1 million as of March 31, 2006, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these two properties. The operations of these held for sale properties have been reclassified to discontinued operations for periods presented in accordance with SFAS No. 144. Depreciation expense and amortization not recorded as a result of these assets being classified as held for sale for the three months ended March 31, 2006 were $0.5 million. For the three months ended March 31,

2006 were $0.5 million. For the three months ended March 31, 2005, there was no depreciation or amortization expense suspended related to assets classified as held for sale as of March 31, 2006.
     Also, under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are included in discontinued operations. All subsequent gains and/or additional losses on the sale of these assets are included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold or classified as held for sale during 2006 and 2005 that are classified as discontinued operations:

	Three Months Ended
	March 31,
(amounts in thousands)	2006	2005

Property revenues:
Base rent	$3,868	$12,149
Percentage rent	—	244
Tenant recoveries	23	2,500
Other property revenue	331	2,921

Total property revenues	4,222	17,814

Property operating and maintenance expense	2,088	6,763
Depreciation	326	1,779
Amortization	9	126

Total operating expenses	2,423	8,668
Interest expense, net	(125)	(1,743)
Income (loss) from investments	89	(223)
Income from discontinued operations before net gain on disposition of discontinued operations	1,763	7,180
Net gain on disposition of discontinued operations	10,508	91,873
Minority interest in CRLP from discontinued operations	(2,191)	(26,773)
Minority interest to limited partners	(979)	(225)

Income from discontinued operations	$9,101	$72,055

     For Sale / Projects
     During the first quarter of 2006, the Company, through CPSI, disposed of 128 condominium units at its condominium conversion properties. Total proceeds from the sales of these units were approximately $29.6 million. Gains on the sales of these units for the three months ended March 31, 2006 totaled $5.5 million. The gains included unit sales related to acquired condominium conversion properties of $1.5 million which are included in continuing operations, and unit sales related to operating properties that were converted to condominium conversion properties of $4.0 million which are included in discontinued operations. The Company recorded income taxes and minority interest on the total gains of $1.8 million and $1.1 million, respectively. These real estate assets are reflected in the accompanying consolidated balance sheet as held for sale, and totaled $100.5 million as of March 31, 2006.
     During February 2006, the Company acquired land and infrastructure for $35.8 million, in Orange Beach, Alabama, for the development and sale of residential lots and units.
Note 4 – Net Income Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Numerator:
Net Income	$11,760	$73,600
Less:
Preferred stock dividends	(6,099)	(3,695)
Preferred share issuance costs	(159)	—

Net income available to common shareholders	$5,502	$69,905

Denominator:
Denominator for basic net income per share — weighted average common shares	44,979	27,824
Effect of dilutive securities:	—	—
Trustee and employee stock options, treasury method	—	—

Denominator for diluted net income per share — adjusted weighted average common shares	44,979	27,824

Basic and diluted net income per share	$0.12	$2.51

     For the three months ended March 31, 2006 and 2005, the Company reported a net loss from continuing operations (after preferred dividends), as such, the effect of dilutive shares has been excluded from per share computations as including such shares would be anti-dilutive. Options to purchase 502,393 common shares at a weighted average exercise price of $31.01 per share were dilutive during the three months ended March 31, 2006, but were not included in the computation of diluted net income per share due to the Company’s loss from continuing operations. Options to purchase 262,381 common shares at a weighted average exercise price of $28.72 per share were dilutive during the three months ended March 31, 2005, but were not included in the computation of diluted net income per share due to the Company’s loss from continuing operations.
Note 5 – Shareholders’ Equity
     The following table presents the changes in the issued common shares of beneficial interest since December 31, 2005 (excluding 10,850,370 and 10,872,568 units of CRLP at March 31, 2006 and December 31, 2005, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Issued at December 31, 2005	50,637,973

Common shares issued through dividend reinvestments	91,591
Share options exercised	163,315
Restricted shares issued/cancelled, net	(138)
Conversion of CRLP units to common shares	22,198
Other employee and nonemployee share plans	7,618

Issued at March 31, 2006	50,922,557

     For the three months ended March 31, 2006, the Company adjusted CRLP’s minority interest balance to reflect CRLP’s minority ownership percentage of 19.3%. This adjustment, primarily due to the issuance of common shares in connection with the Cornerstone merger and the public offering of shares, resulted in an increase in CRLP’s minority interest balance and a decrease in total equity of approximately $1.1 million.
     On February 2, 2006, the Company announced the Board of Trustees’ authorization of the repurchase of up to $65 million of the Company’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. This repurchase program was effective immediately and extends through January 27, 2007. Under the repurchase program, the Company is authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. During the three months ended March 31, 2006, the Company repurchased 1.1 million Series E Depositary Shares for a total cost of approximately $27.7 million.

Note 6 – Segment Information
     The Company is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: multifamily, office, and retail. Each division has a separate management team that is responsible for acquiring, developing, managing and leasing properties within such division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s 2005 Annual Report on Form 10-K. The pro-rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Presented below is divisional information including the reconciliation of total divisional revenues to total revenues and total divisional NOI to income from continuing operations for the three-months ended March 31, 2006 and 2005, and total divisional assets to total assets as of March 31, 2006 and December 31, 2005:

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Revenues:
Divisional Revenues:
Multifamily	$77,969	$38,266
Office	44,422	25,080
Retail	28,349	44,410

Total Divisional Revenues	150,740	107,756

Partially-owned subsidiaries	(16,161)	(4,900)
Construction revenues	12,140	—
Unallocated corporate revenues	4,108	3,126
Discontinued operations revenues	(4,222)	(17,814)

Total Consolidated Revenues	146,605	88,168

NOI:
Divisional NOI:
Multifamily	46,706	23,050
Office	29,356	17,259
Retail	20,605	31,246

Total Divisional NOI	96,667	71,555

Partially-owned subsidiaries	(10,052)	(2,940)
Unallocated corporate revenues	4,108	3,126
Discontinued operations NOI	(2,134)	(11,051)
Construction NOI	770	—
General and administrative expenses	(11,514)	(8,401)
Depreciation	(39,529)	(23,628)
Amortization	(7,967)	(3,307)
Other	(205)	(2)

Income from operations	30,144	25,352

Total other expense	(26,421)	(22,789)

Income (loss) before minority interest and discontinued operations	$3,723	$2,563

	March 31,	December 31,
(in thousands)	2006	2005
Assets
Divisional Assets
Multifamily	$2,177,679	$2,374,650
Office	955,721	958,131
Retail	661,918	790,827

Total Divisional Assets	3,795,318	4,123,608

Unallocated corporate assets (1)	449,667	375,650

	$4,244,985	$4,499,258

(1)	Includes the Company’s investment in partially-owned entities of $125,377 as of March 31, 2006 and $123,700 as of December 31, 2005.

Note 7 – Investment in Partially Owned Entities
     At March 31, 2006, the Company had investments in 25 partially-owned entities. The Company accounts for these investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of March 31, 2006 and December 31, 2005:

			(in thousands)
	Percent		March 31,	December 31,
	Owned		2006	2005
Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00%		$730	$716
Carter Regents Park, Atlanta, GA	40.00%		3,042	3,000
CG at Research Park, Durham, NC	20.00%		1,415	1,570
CG at Huntcliff Village, Atlanta, GA	20.00%		2,756	—
CG at Canyon Creek, Austin, TX	25.00%		1,457	—
CMS / Colonial Joint Venture I	15.00%		1,061	944
CMS / Colonial Joint Venture II		(1)	241	597
CMS Florida	25.00%		2,744	2,721
CMS Tennessee	25.00%		2,347	2,377
CV at Matthews Village, Charlotte, NC	25.00%		1,165	—
DRA Alabama	10.00%		2,419	2,403
DRA Cunningham, Austin, TX	20.00%		1,108	1,111
DRA Southwest Partnership		(2)	17,997	18,044
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,770	1,788
Merritt at Godley Station, Pooler, GA	35.00%		3,176	3,188
Stone Ridge, Columbia, SC	10.00%		498	497

			43,926	38,956

Office:
600 Building Partnership, Birmingham, AL	33.33%		4	11
Douglas HCI, Coral Gables, FL	25.00%	(3)	—	5,807
DRA / Colonial Office Joint Venture	15.00%		44,672	46,896

			44,676	52,714

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,227	2,255
South Florida Retail Joint Venture	10.00%		4,989	—
GPT/Colonial Retail Joint Venture	10.00%	(4)	(2,490)	(2,311)
Highway 150, LLC, Birmingham, AL	10.00%		85	80
Parkway Place Limited Partnership, Huntsville, AL	45.00%		12,883	12,984
Turkey Creek, Parkside Drive LLC Partnership	50.00%		19,068	18,987

			36,762	31,995

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		13	30
Other			—	5

			$125,377	$123,700

(1)	The CMS / Colonial Joint Venture II holds one property in which the Company has a 15% partnership interest and one in which the Company has a 5% partnership interest.

(2)	The DRA Southwest Partnership holds 16 properties, 13 in which the Company has a 24% partnership interest and three in which the Company has a 20% partnership interest.

(3)	The Company’s interest in Douglas HCI was sold in connection with the disposal of the Company’s interest in Colonnade Properties, LLC (see Note 3).

(4)	Amount represents the value of the Company’s investment of approximately $8.0 million, offset by the excess basis difference on the transaction of approximately $10.3 million, which will be amortized over the life of the investment.

     During January 2006, the Company acquired a 20% partnership interest in Colonial Grand at Huntcliff Village, a 358-unit multifamily apartment community located in Atlanta, Georgia. The Company’s 20% investment in the partnership was $8.0 million, which consisted of $5.2 million of newly issued mortgage debt and $2.8 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured line of credit.
     During March 2006, the Company acquired a 25% partnership interest in Colonial Village at Matthews Village, a 370-unit multifamily apartment community located in Charlotte, North Carolina. The Company’s 25% investment in the partnership was $4.9 million, which consisted of the assumption of $3.7 million of existing debt and $1.2 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured line of credit.
     During March 2006, the Company entered into a joint venture agreement with a 75% partner for the completion of the Canyon Creek multifamily development project, including the ultimate sale of this property to a third party. The Company will act as the general contractor for this project and will earn development / general contractor fees which will be recognized on a percentage of completion basis. The Company’s initial investment in this joint venture was $1.5 million in cash and the Company has guaranteed up to $4.0 million of the construction loan that the joint venture will use to complete the project. In addition, the Company will receive distributions of 50% of the gains upon the sale of the property.
     During March 2006, the Company completed the sale of a 90% interest in four shopping centers valued in the transaction at approximately $127.3 million to a joint venture partner. The Company maintained a 10% interest in the properties, and the responsibility of leasing and managing the assets in the joint venture which represent 0.7 million square feet of retail shopping space. The shopping centers include Colonial Promenade Boulevard Square in Pembroke Pines, Florida; Colonial Shoppes Pines Plaza in Pembroke Pines, Florida; Colonial Shoppes College Parkway in Fort Myers, Florida; and Colonial Promenade Deerfield in Deerfield Beach, Florida. As a part of the sale, the Company’s joint venture partner assumed 90% of the outstanding secured debt of $74.7 million. The proceeds from the sale were used to repay a portion of the borrowings under the Company’s unsecured line of credit.
     During March 2006, the Company sold its 15% interest in four multifamily assets including Colonial Grand at Barrington, a 176-unit apartment community located in Macon, Georgia; Colonial Grand at Inverness Lakes, a 312-unit apartment community located in Mobile, Alabama; Colonial Village at Hillwood, a 160-unit apartment community located in Montgomery, Alabama; and Colonial Village at Stockbridge, a 240-unit apartment community located in Atlanta, Georgia. The Company’s interest in these assets was sold for a total sales price of $5.7 million and the proceeds were used to repay a portion of the borrowings under the Company’s unsecured line of credit.
Note 8 – Financing Activities
     As of March 31, 2006, CRLP, with Colonial Properties as guarantor, has a $500.0 million unsecured revolving Credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, the Company has a $40.0 million cash management line provided by Wachovia that will remain outstanding until March 22, 2008.
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
     As of March 31, 2006, $166.6 million was outstanding under the Credit Facilities, comprised of $60.0 million under the revolving credit facility and $100.0 million under the term loan facility. The cash management line had a $6.6 million balance at March 31, 2006. Additional proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The

Credit Facilities mature on March 22, 2008, with an option to extend for one year. The interest rate of the Credit Facilities, including the competitive bid balance, is 5.53% and 3.49% at March 31, 2006 and 2005, respectively.
Note 9 – Derivatives and Hedging
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
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three months ended March 31, 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. One of the Company’s outstanding interest rate swaps hedges the interest rate risk associated with a forecasted debt issuance that is expected to occur in 2007. Accordingly, the maximum period of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions other than those related to the payment of variable interest on existing debt is approximately sixteen months.
     At March 31, 2006, derivatives with a fair value of $7.8 million were included in other assets. The change in net unrealized gains/losses of $6.3 million for derivatives designated as cash flow hedges for the three months ended March 31, 2006 is a component of shareholders’ equity. The change in fair value of derivatives not designated as hedges of $2.5 million is included in other income for the three months ended March 31, 2006. Hedge ineffectiveness of $2,368 on cash flow hedges due to index mismatches was recognized in other income during the three months ended March 31, 2006.
     During February 2006, the Company settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, the Company began treating this derivative as an economic hedge during 2005. As noted above, changes in the fair value of this derivative are recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during the three months ended March 31, 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt. If the issuance of the associated debt becomes no longer probable, the $1.5 million will be reversed to other income at such time.
     The following table summarizes the notional values, fair values and other characteristics of the Company’s derivative financial instruments at March 31, 2006. The notional value at March 31, 2006 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risk.

				Fair Value
				At March 31, 2006
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate CAP, Cash Flow	$12.8 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$22.4 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$9.9 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	7/3/06	—
Interest Rate CAP, Cash Flow	$10.0 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$14.9 million	7.543%	8/1/08	2
Interest Rate CAP, Cash Flow	$7.4 million	6.983%	8/1/08	2
Interest Rate CAP, Cash Flow	$6.2 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$13.3 million	6.786%	9/1/08	5
Interest Rate CAP, Cash Flow	$5.5 million	7.900%	2/1/09	1
Interest Rate CAP, Cash Flow	$17.6 million	8.100%	2/1/09	3
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	—
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	—
Interest Rate SWAP, Cash Flow	$175.0 million	4.877%	7/13/17	6,715
Interest Rate SWAP, Cash Flow	$100.0 million	4.573%	3/24/08	1,041
     As of March 31, 2006, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. As of March 31, 2006, all of the Company’s hedges are designated as cash flow hedges under SFAS No. 133.
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
Note 10 – Subsequent Events
     Distribution
     On April 26, 2006, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.68 per common share and per unit, totaling approximately $38.0 million. The distribution was declared to shareholders and partners of record as of May 8, 2006 and will be paid on May 15, 2006.
     Preferred Share Buyback
     During April 2006, the Company announced the Board of Trustees’ authorization of the redemption of the Company’s 9.25% Series C Cumulative Redeemable Preferred Shares. The redemption, of approximately $50.0 million, is expected to occur on or about June 30, 2006.
     Property Dispositions
     During April 2006, the DRA / Colonial Office Joint Venture sold two office properties, including Paragon Place, a 145,000 square foot building located in Richmond, Virginia and Cigna Plaza, a 127,000 square foot building located in Dallas, Texas. These two assets were sold for a total sales price of approximately $42.0 million.
     During April 2006, the Company disposed of a 148-unit multifamily asset, Colonial Village at Arbor Trace, located in Norfolk, Virginia. The asset was sold for approximately $14.8 million and the proceeds were used to pay down the Company’s unsecured line of credit.
     Management Changes
     On April 26, 2006, the Company announced the Board of Trustees’ appointment of C. Reynolds Thompson, III, the Company’s former Chief Operating Officer to the position of Chief Executive Officer and the appointment of Weston M. Andress, the Company’s Chief Financial and Investment Officer to the position of President and Chief Financial Officer. Thomas H. Lowder, former Chief Executive Officer and President, will continue to serve as Chairman of the Board.

     Adoption of Incentive Program
     On April 26, 2006, in connection with the above mentioned management changes, the Executive Compensation Committee of the Board of Trustees of the Company adopted a new incentive program in which certain executive officers of the Company will participate. The program provides for the following one-time awards:
•	the grant of a specified number of restricted shares, totaling approximately $6.3 million which vest at the end of the five-year service period beginning on April 26, 2006 (the “Vesting Period”), and/or

•	an opportunity to earn a performance bonus, based on absolute and relative total shareholder return over a three-year period beginning January 1, 2006 and ending December 31, 2008 (the “Performance Period”).
     A participant’s restricted shares will be forfeited if the participant’s employment is terminated prior to the end of the Vesting Period, and a participant’s right to receive a performance payment will be forfeited if the participant’s employment is terminated prior to the end of the Performance Period, unless termination of employment results from the participant’s death or disability, in which case the participant (or the participant’s beneficiary) will earn a pro-rata portion of the applicable award. Performance payments, if earned, will be paid in cash, common shares, or a combination of the two. Each performance award has specified threshold, target and maximum payout amounts. The maximum payout amounts range from $500,000 to $6,000,000.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of
Colonial Properties Trust:
We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the “Company”) as of March 31, 2006, and the related consolidated condensed statements of income and comprehensive income for each of the three-month periods ended March 31, 2006 and 2005 and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 10, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
May 10, 2006

COLONIAL PROPERTIES TRUST
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Properties Trust and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Such factors include, among others, the following:
•	national and local economic, business and real estate conditions including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our ability to continue to satisfy complex rules in order for us to maintain our status as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, the ability of our operating partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other factors affecting the real estate industry generally.
     The Company undertakes no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
General
     As used herein, the terms “Company”, “we”, “us”, and “our” refer to Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including, Colonial Realty Limited Partnership, Colonial Properties Services Limited Partnership, Colonial Properties Services, Inc. and CLNL Acquisition Sub, LLC or, as the context may require, Colonial Properties Trust only or Colonial Realty Limited Partnership only.

     We are a self-administered equity REIT that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. Our activities include full or partial ownership of a diversified portfolio of 248 properties as of March 31, 2006, located in Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.
     As of March 31, 2006, we owned or maintained a partial ownership in 137 multifamily apartment communities containing a total of 41,174 apartment units (including 104 wholly-owned consolidated properties and 33 properties partially-owned through unconsolidated joint venture entities aggregating 31,555 and 9,619 units, respectively) (the “multifamily properties”), 62 office properties containing a total of approximately 19.6 million square feet of office space (including 35 wholly-owned consolidated properties and 27 properties partially-owned through unconsolidated joint-venture entities aggregating 7.8 million and 11.8 million square feet, respectively) (the “office properties”), 49 retail properties containing a total of approximately 11.2 million square feet of retail space (including 35 consolidated properties and 14 properties partially-owned through unconsolidated joint venture entities aggregating 6.9 million and 4.3 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of March 31, 2006, the multifamily properties that had achieved stabilized occupancy were 96.2% leased (96.2% for consolidated properties and 96.0% for unconsolidated properties), the office properties that had achieved stabilized occupancy were 92.0% leased (93.2% for consolidated properties and 86.9% for unconsolidated properties), and the retail properties that had achieved stabilized occupancy were 90.2% leased (90.1% for consolidated properties and 91.3% for unconsolidated properties).
     We are the direct general partner of, and as of March 31, 2006, held approximately 80.7% of the interests in Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”). We conduct all of our business through CRLP, Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for the properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management services for properties owned by third parties.
     As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest – multifamily, office and retail – provides more opportunities and a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property type may be maintaining their strength.

     The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended March 31, 2006 and 2005:

	Consolidated Properties		Unconsolidated Properties		Total Properties
	As of and for the Quarter		As of and for the Quarter		As of and for the Quarter
	Ended March 31,		Ended March 31,		Ended March 31,
	2006	2005	2006	2005	2006	2005
Multifamily Properties (1)

Physical Occupancy	96.2%	95.2%	96.0%	95.0%	96.2%	95.2%
Same-Property Economic Occupancy (2)	83.0%	81.6%	N/A	N/A	83.0%	81.6%

End of Month Effective Rent per Unit per Month	$675	$682	$751	$721	$697	$686
Capital Expenditures per Unit	$61	$137	$126	$183	$62	$142

Office Properties (3)

Physical Occupancy	93.2%	89.5%	86.9%	100.0%	92.0%	89.5%
Base Rent per Square Foot	$19.15	$17.86	$21.41	$17.24	$19.54	$17.84
Capital Expenditures per Square Foot	$0.79	$0.90	$1.11	—	$0.85	$0.90

Retail Properties

Physical Occupancy	90.1%	91.0%	91.3%	90.9%	90.2%	91.0%
Base Rent per Square Foot	$17.76	$19.87	$23.20	$24.56	$19.99	$20.26
Tenant Gross Sales per Square Foot	$261.10	$272.95	$303.86	$249.48	$288.69	$270.80

(1)	Prior year performance metrics exclude Cornerstone performance.

(2)	Economic Occupancy represents scheduled base rents, less vacancy loss, all concessions adjusted for straightline (including but not limited to: renewals, move-ins, models, employee units), and bad debts divided by scheduled base rents.

(3)	Physical occupancy percentages include the DRA / Colonial Office Joint Venture properties. All other statistics exclude these properties.
     As shown in the table above, multifamily occupancy rates increased in 2006. Improvements were due primarily to the strengthening of the overall economy and improving fundamentals in our primary markets. We expect to continue to make acquisitions of attractive multifamily properties in existing markets and new markets as a result of our exposure to those new markets. We will continue to have exposure to the economic trends specific to the multifamily sector, such as:
•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.
     As shown in the table above, physical occupancy of our office properties increased from 89.5% in the first quarter of 2005 to 92.0% in the first quarter of 2006. The increase is primarily due to an increase in the core portfolio, including an increase in same store occupancy from 89.3% to 95.3%. The CRT Properties, Inc. portfolio currently has an 86.9% occupancy rate, up from the 86.4% occupancy at the time of the acquisition. Average rental rates have increased in the first quarter of 2006 by 9.5% to $19.54 per square foot from $17.84 per square foot in 2005. The increase is due to higher rental rates on the 2005 acquisition properties. Lease transactions of almost half a million square feet have been completed to date in 2006, including 295,000 square feet of new leases. Average leasing commissions have increased by 1% from the first quarter of 2005 to the first quarter of 2006; however, tenant improvements and concessions have increased by 19% and 58%, respectively. We remain cautiously optimistic about the office business as we continue to see positive trends in our portfolio.

     During the first quarter of 2006, our retail division sold a 90% interest in four shopping centers totaling 746,000 square feet and we maintained a 10% ownership in the resulting joint venture. We are growing our shopping center/lifestyle center portfolio through development projects with higher yields than we could obtain through acquisitions. In early April, 2006, we opened the newest development project, a 485,000 square foot lifestyle center in Knoxville, Tennessee which was 92% leased at opening. We currently have four other new developments under construction totaling approximately 895,000 square feet with a strong pipeline of other developments in the planning stages.
     The change in our portfolio mix of malls and shopping centers, as well as our recent joint venture transactions, have caused a shift in the results of the retail property operating metrics above. Because of the substantial decrease in the mall component of our portfolio, we have combined our operating performance measures into a single measure for all retail properties. This combined measure shows the decline of our average rents over the periods presented caused by our reduced ownership of higher rent malls and increased ownership of lower rent shopping centers. Average rent for our current portfolio increased 2.3% over the past twelve months. We expect that trend to continue to improve with increases in same space rental rates at 5.9% on new leases and renewals executed year to date. While occupancies declined slightly, the leasing activity for both the consolidated and unconsolidated properties shows continued improvement, portending a growth in occupancy.
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
Results of Operations – Three Months Ended March 31, 2006 and 2005
     Minimum rent for the quarter ended March 31, 2006 increased $40.7 million or 55.7% as compared with the quarter ended March 31, 2005. Of this increase, $32.8 million is attributable to the Cornerstone properties and $11.7 million is attributable to other acquisitions. These amounts were offset by disposition activity of $4.1 million.
     Tenant recoveries for the quarter ended March 31, 2006 decreased $1.1 million or 11.7% as compared with the quarter ended March 31, 2005. Of the decrease, $2.1 million is attributable to the properties disposed of in the last three quarters of 2005 and the first quarter of 2006, which was offset by $1.2 million which is attributable to acquisitions completed during the same applicable quarters.
     Construction revenues and Construction expenses of $12.1 million and $11.4 million, respectively, for the quarter ended March 31, 2006 are a result of the first third party services provided by our construction company. These construction and development services were provided to the joint venture, CG at Canyon Creek, in which we own a 25% partnership interest.
     Other property related revenue for the quarter ended March 31, 2006 increased $5.9 million as compared with the quarter ended March 31, 2005. The increase is a result of the addition of the Cornerstone properties which attributed $3.3 million of the increase and the remaining increase is due to additional ancillary income from our existing properties.
     Other non-property related revenue for the quarter ended March 31, 2006 increased $1.0 million or 31.4% as compared with the quarter ended March 31, 2005 as a result of increased leasing commissions associated with various joint venture projects.
     Total property operating expenses for the quarter ended March 31, 2006 increased $18.6 million or 67.7% as compared to the quarter ended March 31, 2005. Of this increase, $15.3 million is attributable to the addition of the Cornerstone properties and the remaining difference is due to other net acquisition and disposition activity.
     General and administrative expenses for the quarter ended March 31, 2006 increased $3.1 million or 37.1% as compared to the quarter ended March 31, 2005. Of the increase, $1.1 million is related to an increase in salaries and other incentives associated with the growth of the Company, and $1.9 million consists of expenses related to the addition of the Cornerstone properties.
     Depreciation and amortization expenses for the quarter ended March 31, 2006 increased $20.6 million or 76.3% as compared to the quarter ended March 31, 2005. Of this increase, $15.5 million is attributable to the Cornerstone properties ($12.8 million of depreciation and $2.7 million of amortization) and the remaining increase is a result of the net acquisition and disposition activity in the last three quarters of 2005 and the first quarter of 2006.

     Interest expense and debt cost amortization for the quarter ended March 31, 2006 increased $9.4 million as compared to the quarter ended March 31, 2005. This increase is attributable to the issuance of $275 million of senior notes in January 2005, the issuance of $325 million of senior notes in September 2005, outstanding debt assumed in the Cornerstone merger, and an approximate 200 basis point increase in rates on our floating rate debt since December 31, 2005.
     Loss on retirement of debt for the quarter ended March 31, 2006 totaled $1.2 million which resulted from the early retirement of secured debt associated with four multifamily communities.
     Interest income for the quarter ended March 31, 2006 increased $1.3 million as compared to the quarter ended March 31, 2005. This is attributable to an increase of approximately $45.0 million in our average notes receivable outstanding from March 31, 2005 to March 31, 2006.
     Gain on hedging activities for the quarter ended March 31, 2006 increased $2.2 million as a result of the settlement of a $200 million forward starting swap (see Note 9 to our Notes to Consolidated Condensed Financial Statements).
     Gains from sales of property included in continuing operations for the quarter ended March 31, 2006 increased $5.0 million as compared to the quarter ended March 31, 2005. The increase is a result of the sale of 90% of our interest in four south Florida retail properties and condominium sales during the quarter ended March 31, 2006 (see Note 3 to our Notes to Consolidated Condensed Financial Statements).
     Income from discontinued operations for the three months ended March 31, 2006 decreased $5.4 million compared to the three months ended March 31, 2005. At March 31, 2006, we had classified one multifamily apartment community containing approximately 148 units and one retail asset containing approximately 73,500 square feet as held for sale. The operating property sales that occurred in the first quarter of 2006 and 2005, which resulted in a gain on disposal of $10.5 million and $91.9 million, respectively, are classified as discontinued operations (see Note 3 to our Notes to Consolidated Condensed Financial Statements).
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
     During April 2006, we announced that the Board of Trustees’ authorized the redemption of our 9.25% Series C Cumulative Redeemable Preferred Shares. The redemption, of approximately $50.0 million, is expected to occur on or about June 30, 2006.
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
     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the first three months of 2006, we sold eleven multifamily properties representing approximately 2,854 units, including ten properties acquired from Cornerstone representing 2,504 units, and our 15% ownership interest in four multifamily properties consisting of 762 units. In addition to the sale of these multifamily properties, we sold 90% of our interest in four retail properties representing 746.5 million square feet. The aggregate sales price of $297.5 million was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties and to fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.
     At March 31, 2006, our total outstanding debt balance was $2.3 billion. The outstanding balance includes fixed-rate debt of $2.2 billion, or 95.8% of the total debt balance, and floating-rate debt of $0.1 billion, or 4.2% of the total debt balance. Our total market capitalization, calculated as a sum of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of March 31, 2006 was $5.5 billion and our ratio of debt to market capitalization was 39.1%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2006, we were in compliance with these covenants.
Unsecured Revolving Credit Facilities
     As of March 31, 2006, CRLP, with Colonial Properties Trust as guarantor, has a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, the Company has a $40.0 million cash management line provided by Wachovia that will remain outstanding until March 22, 2008.
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
     As of March 31, 2006, $166.6 million was outstanding under the Credit Facilities, comprised of $60.0 million under the revolving credit facility and $100.0 million under the term loan facility. The cash management line had a $6.6 million balance at March 31, 2006. Additional proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities mature on March 22, 2008, with an option to extend for one year. The interest rate of the Credit Facilities, including the competitive bid balance, is 5.53% and 3.49% at March 31, 2006 and 2005, respectively.
     As disclosed above, these Credit Facilities bear interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our March 31, 2006 debt ratings, the spread is 80 basis points. The Credit Facilities, excluding the cash management line of credit, mature and are renewable in March 2008, and provide for a one-year extension. The Credit Facilities include a competitive bid feature that will allow us to convert up to $250 million under the Credit Facilities to a fixed rate for a fixed term not to exceed 90 days.
     Investing Activities
     During the first quarter of 2006, we acquired two partially-owned multifamily assets containing approximately 628 units at a cost of $12.9 million.
     During the first quarter of 2006, we continued with the development of six multifamily properties, five of which are wholly-owned and one that is partially-owned, two office properties and five retail properties, four of which are wholly-owned and one that is partially-owned. These communities, if developed as anticipated, are expected to contain approximately 1,981 units, 260,000 square feet and 1.3 million square feet, respectively, and the total investment, including land acquisition costs, is projected to be approximately $370.9 million. We also continued the development of four for sale / projects and invested $35.8 million for land to begin the development of three additional for sale / project developments. If these communities are developed as anticipated, the total investment, including land acquisition costs, is projected to be approximately $181.9 million. In addition to the seven for sale / project developments previously mentioned, we began the development of one additional partially-owned for sale / project in which we are expected to invest $15.0 million to complete this development. During the three months ended March 31, 2006, we invested $65.3 million in development projects and certain parcels of land that were acquired for future development.
     We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During the three months ended March 31, 2006, we incurred approximately $9.8 million related to tenant improvements and leasing commissions, and approximately $3.6 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.
     Dividend
     The dividend on our common shares was $0.68 per share for the first quarter of 2006. We also pay regular quarterly dividends on our preferred shares. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. We also make regular quarterly distributions on common and preferred units in CRLP.
Critical Accounting Policies and Estimates
     Refer to our 2005 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the three months ended March 31, 2006, there were no material changes to these policies.
Derivatives and Hedging
     We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at March 31, 2006. The notional value at March 31, 2006 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At March 31, 2006
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate CAP, Cash Flow	$12.8 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$22.4 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$9.9 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	7/3/06	—
Interest Rate CAP, Cash Flow	$10.0 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$14.9 million	7.543%	8/1/08	2
Interest Rate CAP, Cash Flow	$7.4 million	6.983%	8/1/08	2
Interest Rate CAP, Cash Flow	$6.2 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$13.3 million	6.786%	9/1/08	5
Interest Rate CAP, Cash Flow	$5.5 million	7.900%	2/1/09	1
Interest Rate CAP, Cash Flow	$17.6 million	8.100%	2/1/09	3
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	—
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	—
Interest Rate SWAP, Cash Flow	$175.0 million	4.877%	7/13/17	6,715
Interest Rate SWAP, Cash Flow	$100.0 million	4.573%	3/24/08	1,041
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
     At March 31, 2005, derivatives with a fair value of $7.8 million were included in other assets. The change in net unrealized gains/losses of $6.3 million for derivatives designated as cash flow hedges for the three months ended March 31, 2006 is a component of shareholders’ equity. The change in fair value of derivatives not designated as hedges of $2.7 million is included in other income for the three months ended March 31, 2006. Hedge ineffectiveness of $2,368 on cash flow hedges due to index mismatches was recognized in other income during the three months ended March 31, 2006.
     During February 2006, we settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, we began treating this derivative as an economic hedge during 2005. As noted above, changes in the fair value of this derivative are recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during the three months ended March 31, 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable.
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
     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2006, our exposure to rising interest rates was mitigated by the existing debt level of 41.9% of our total market capitalization, the high percentage of fixed rate debt (95.8%), and the use of interest rate swaps to effectively fix the interest rate on approximately $100.0 million through March 2008. Additionally, we entered into a forward starting swap that hedges a $175 million unsecured bond issuance anticipated to be issued in July 2007. As it relates to the short-term, we anticipate increases in interest expense resulting from increasing inflation to be less than future increases in income before interest.

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

	Three Months Ended
	March 31,
(in thousands, except per share and unit data)	2006	2005

Net income available to common shareholders	$5,502	$69,905
Minority interest in CRLP	1,322	25,974
Minority interest in gain/(loss) on sales of undepreciated property	1,135	—

Total	$7,959	$95,879

Adjustments (consolidated):
Real estate depreciation	39,531	25,227
Real estate amortization	7,829	3,587
Consolidated gains from sales of property, net of income tax	(16,532)	(90,336)
Gains from sales of undepreciated property, net of income tax and minority interest	2,573	937
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	3,431	1,173
Real estate amortization	1,207	1
Gains from sales of property	(240)	(2,440)

Funds from operations	$45,758	$34,028

Funds from operations per share and unit — basic	$0.82	$0.89

Funds from operations per share and unit — diluted	$0.82	$0.89

Weighted average common shares outstanding — basic	44,979	27,824
Weighted average partnership units outstanding — basic (1)	10,865	10,338

Weighted average shares and units outstanding — basic	55,844	38,162
Effect of diluted securities (2)	—	—

Weighted average shares and units outstanding — diluted	55,844	38,162

(1)	Represents the weighted average of outstanding units of minority interest in Colonial Realty Limited Partnership.

(2)	For periods where the Company reported a net loss from continuing operations (after preferred dividends), the effect of dilutive shares has been excluded from per share computations as including such shares would be anti-dilutive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of March 31, 2006, we had approximately $100.0 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material in relation to our $2.3 billion of outstanding total debt, our $4.2 billion of total assets and $5.5 billion total market capitalization as of March 31, 2006.
     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.0 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.0 million. This assumes that the amount outstanding under our variable rate debt remains approximately $100.0 million, the balance as of March 31, 2006.
     As of March 31, 2006, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a)	Disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness as of March 31, 2006 of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)	Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2006, the Company repurchased 1.1 million of the Company’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares for a total cost of approximately $27.7 million.
Issuer Purchases of Equity Securities (1)

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of Publicly	Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased
Period	Shares Purchased	Paid per Share	or Programs	Under the Program
February 1, 2006 – February 28, 2006	96,356	$24.91	96,356	$62,600,000

March 1, 2006 – March 31, 2006	1,009,879	$25.05	1,009,879	$37,300,000

Total	1,106,235	$25.04	1,106,235	$37,300,000

(1)	On February 2, 2006, the Company announced the Board of Trustees’ authorization of the repurchase of up to $65 million Series E Depositary Shares. This repurchase program was effective immediately and extends through January 27, 2007. Under the repurchase program, the Company is authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement.
Item 6. Exhibits.
     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL PROPERTIES TRUST
Date: May 10, 2006	By:	/s/ Weston M. Andress
Weston M. Andress
President and Chief Financial Officer

Date: May 10, 2006	By:	/s/ John E. Tomlinson
John E. Tomlinson
Chief Accounting Officer (Principal Accounting Officer)

Index of Exhibits

10.1	Summary of 2006 Incentive Plan	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

15.1	Letter re: Unaudited Interim Financial Information	Filed herewith

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith