Form 10-Q
period 2006-06-30
COLONIAL PROPERTIES TRUST
filed 2006-08-09
CIK 909111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
YES ☐           NO ☑
As of August 7, 2006, Colonial Properties Trust had 45,943,786 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
INDEX TO FORM 10-Q

Page
PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of June 30, 2006 and December 31, 2005	3

Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Six Months ended June 30, 2006 and 2005	4

Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005	5

Notes to Consolidated Condensed Financial Statements	6

Report of Independent Registered Public Accounting Firm *	21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	34

PART II: OTHER INFORMATION

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits	37

SIGNATURES	38

EXHIBIT INDEX	39
EX-10.1 AMENDED AND RESTATED EMPLOYEE SHARE OPTION AND RESTRICTED SHARE AGREEMENT
EX-10.2 FORM OF RESTRICTED STOCK AGREEMENT
EX-10.3 FORM OF RESTRICTED STOCK AGREEMENT
EX-10.4 FORM OF RESTRICTED STOCK AGREEMENT
EX-10.5 FORM OF SHARE OPTION AGREEMENT
EX-10.6 SUMMARY OF INCENTIVE PROGRAM
EX-12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX-15.1 LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO
Review by Independent Registered Public Accounting Firm *
Review of the interim consolidated condensed financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 and 2005 has been performed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated condensed financial information is included on page 21. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006
	(Unaudited)	December 31, 2005
ASSETS
Land, buildings, & equipment	$3,747,690	$3,974,925
Undeveloped land and construction in progress	338,598	202,052
Less: Accumulated depreciation	(427,145)	(453,365)
Real estate assets held for sale, net	254,039	367,372

Net real estate assets	3,913,182	4,090,984

Cash and cash equivalents	29,393	30,615
Restricted cash	16,695	8,142
Accounts receivable, net	22,501	25,789
Notes receivable	55,324	36,387
Prepaid expenses	18,973	19,549
Deferred debt and lease costs	42,499	50,436
Investment in partially owned entities	140,321	123,700
Other assets	97,634	113,656

Total assets	$4,336,522	$4,499,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$2,044,625	$2,274,620
Unsecured credit facility	323,531	210,228
Mortgages payable related to real estate assets held for sale	61,268	9,502

Total long-term liabilities	2,429,424	2,494,350

Accounts payable	35,656	74,474
Accrued interest	29,180	29,063
Accrued expenses	34,563	17,615
Tenant deposits	6,448	7,251
Unearned rent	2,513	9,722
Other liabilities	13,483	736

Total liabilities	2,551,267	2,633,211

Minority interest:
Preferred units	100,000	100,000
Common units	272,067	283,240
Limited partners’ interest in consolidated partnership	7,419	8,093

Total minority interest	379,486	391,333

Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
9 1/4% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per share, zero and 2,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	20
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 5,000,000 depositary shares issued and outstanding	5	5
7 5/8% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,190,414 and 5,326,349 depositary shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1	1
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 51,535,303 and 50,637,973 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	515	506
Additional paid-in capital	1,628,773	1,681,207
Cumulative earnings	798,650	747,186
Cumulative distributions	(882,335)	(803,133)
Treasury shares, at cost; 5,623,150 shares at June 30, 2006 and December 31, 2005	(150,163)	(150,163)
Accumulated other comprehensive income (loss)	10,323	(915)

Total shareholders’ equity	1,405,769	1,474,714

	$4,336,522	$4,499,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Minimum rent	$106,462	$102,905	$212,381	$169,624
Percentage rent	322	434	736	1,094
Tenant recoveries	7,308	8,932	15,161	17,899
Construction revenues	7,785	—	19,925	—
Other property related revenue	9,162	7,180	16,448	10,912
Other non-property related revenue	4,592	2,361	8,700	3,346

Total revenue	135,631	121,812	273,351	202,875

Operating Expenses:
Property operating expenses:
General operating expenses	10,619	9,487	21,241	15,121
Salaries and benefits	8,241	7,422	16,322	11,069
Repairs and maintenance	10,533	11,101	20,175	18,800
Taxes, licenses, and insurance	13,864	13,214	28,003	21,846
General and administrative	10,767	9,707	22,281	16,968
Construction expenses	7,657	—	19,026	—
Depreciation	35,517	30,841	73,055	52,725
Amortization	3,706	22,316	11,440	25,609

Total operating expenses	100,904	104,088	211,543	162,138

Income from operations	34,727	17,724	61,808	40,737

Other income (expense):
Interest expense and debt cost amortization	(31,888)	(35,068)	(64,742)	(58,998)
Loss on retirement of debt	—	—	(791)	—
Interest income	2,411	772	3,947	982
Income (loss) from partially owned entities	(2,477)	183	(3,139)	1,008
Gains on hedging activities	87	143	2,551	422
Gains from sales of property, net of income taxes of $808 (QTR) and $1,320 (YTD) in 2006 and $275 (QTR) and $401 (YTD) in 2005	30,770	1,183	38,104	2,082
Income taxes	(350)	(352)	(1,146)	(436)

Total other income (expense)	(1,447)	(33,139)	(25,216)	(54,940)

Income (loss) before minority interest and discontinued operations	33,280	(15,415)	36,592	(14,203)

Minority interest of limited partners	235	20	116	16
Minority interest in CRLP — common unitholders	(4,568)	5,061	(3,684)	6,749
Minority interest in CRLP — preferred unitholders	(1,813)	(1,813)	(3,625)	(3,625)

Income (loss) from continuing operations	27,134	(12,147)	29,399	(11,063)

Income from discontinued operations	3,345	6,791	6,589	15,874
Gain (Loss) on disposal of discontinued operations, net of taxes of $3,321 (QTR) and $4,590 (YTD) in 2006 and $0 in 2005	9,485	26,893	18,923	118,210
Minority interest in CRLP from discontinued operations	(2,106)	(7,215)	(4,375)	(32,503)
Minority interest of limited partners	(1,734)	(267)	(2,714)	(492)

Income from discontinued operations	8,990	26,202	18,423	101,089

Net income	36,124	14,055	47,822	90,026

Dividends to preferred shareholders	(5,705)	(6,232)	(11,804)	(9,927)
Preferred share issuance costs write-off	(1,924)	—	(2,083)	—

Net income available to common shareholders	$28,495	$7,823	$33,935	$80,099

Net income per common share — Basic:
Income (loss) from continuing operations	$0.43	$(0.47)	$0.34	$(0.63)
Income from discontinued operations	0.20	$0.67	0.41	$3.01

Net income per common share — Basic	$0.63	$0.20	$0.75	$2.38

Net income per common share — Diluted:
Income (loss) from continuing operations	$0.42	$(0.47)	$0.34	$(0.63)
Income from discontinued operations	0.20	0.67	0.40	3.01

Net income per common share — Diluted	$0.62	$0.20	$0.74	$2.38

Weighted average common shares outstanding:
Basic	45,424	39,325	45,203	33,575
Diluted	45,897	39,325	45,688	33,575

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$36,124	$14,055	$47,822	$90,026
Other comprehensive income
Unrealized income (loss) on cash flow hedging activities	4,895	(24,506)	11,238	(14,151)

Comprehensive income (loss)	$41,019	$(10,451)	$59,060	$75,875

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$47,822	$90,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,774	88,491
Loss (income) from partially-owned entities	2,304	(247)
Distribution to preferred unitholders of CRLP	3,625	3,625
Minority interest	8,059	25,754
Gains from sales of property	(56,245)	(120,693)
Distributions of income from unconsolidated subsidiaries	4,792	2,058
Decrease (increase) in:
Restricted cash	(8,553)	(4,936)
Accounts receivable	2,296	(452)
Prepaid expenses	(1,472)	(1,537)
Other assets	3,212	(622)
Increase (decrease) in:
Accounts payable	(19,164)	13,496
Accrued interest	117	4,566
Accrued expenses and other	17,850	6,915

Net cash provided by operating activities	90,417	106,444

Cash flows from investing activities:
Acquisition of properties	(149,534)	(336,212)
Development expenditures	(180,163)	(69,624)
Tenant improvements	(14,146)	(12,800)
Capital expenditures	(12,450)	(9,165)
Proceeds from sales of property, net of selling costs	439,927	370,906
Proceeds from notes receivable	3,503	205
Issuance of notes receivable	(16,953)	(26,377)
Direct costs of Cornerstone merger	—	(33,298)
Distributions from unconsolidated subsidiaries	1,835	2,707
Capital contributions to unconsolidated subsidiaries	(9,564)	(740)

Net cash provided by (used in) investing activities	62,455	(114,398)

Cash flows from financing activities:
Proceeds from additional borrowings	—	302,285
Proceeds from dividend reinvestment plan and exercise of stock options	16,733	27,346
Principal reductions of debt	(96,076)	(592,567)
Net change in revolving credit balances	96,094	382,789
Dividends paid to common and preferred shareholders	(77,119)	(58,928)
Distributions to minority partners in CRLP	(14,590)	(14,293)
Payment of debt issuance costs	(610)	(5,422)
Redemption of Preferred Series C Shares	(50,082)	—
Redemption of Preferred Series E Shares	(28,444)	—

Net cash provided by (used in) financing activities	(154,094)	41,210

Increase in cash and cash equivalents	(1,222)	33,256
Cash and cash equivalents, beginning of period	30,615	10,725

Cash and cash equivalents, end of period	$29,393	$43,981

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$64,767	$55,250
Cash paid during the period for income taxes	$10,533	$1,119

Supplemental disclosure of non-cash transactions:
Cash flow hedging activities	$11,238	$14,151
Real estate assets acquired		1,466,261
Assumption of notes and mortgages		836,985
Operating assets acquired		20,758
Operating liabilities acquired		35,181
Fair value of adjustments on notes and mortgages		58,528
Investments in partially owned entities acquired		13,734
Intangible assets acquired		50,726
Issuance of common shares of beneficial interest		463,838
Issuance of preferred shares of beneficial interest		133,159
Issuance of common units of operating partnership		23,788
The accompanying notes are an integral part of these consolidated condensed financial statements

COLONIAL PROPERTIES TRUST NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2006
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
Note 1 – Organization and Business
     As used herein, “the Company” or “Colonial Properties” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company’s activities include ownership or partial ownership and operation of a diversified portfolio of 245 properties as of June 30, 2006, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2006, including properties in lease-up, the Company owned interests in 138 multifamily apartment communities (including 106 wholly-owned consolidated properties and 32 properties partially-owned through unconsolidated joint venture entities), 58 office properties (including 31 wholly-owned consolidated properties and 27 properties partially-owned through unconsolidated joint venture entities) and 49 retail properties (including 35 consolidated properties and 14 properties partially-owned through unconsolidated joint venture entities).
Merger with Cornerstone Realty Income Trust
     On April 1, 2005, Colonial Properties completed the merger with Cornerstone Realty Income Trust, Inc., a Virginia corporation (“Cornerstone”), pursuant to an Agreement and Plan of Merger dated as of October 25, 2004, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated January 24, 2005 (as so amended, the “Merger Agreement”). As a result of the merger, Colonial Properties succeeded by operation of law to all of the assets and liabilities of Cornerstone prior to the merger. At the time of the merger, the assets of Cornerstone consisted of 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures.
     The Company’s results of operations for the six months ended June 30, 2005 exclude the operating results of the Cornerstone properties for the three months ended March 31, 2005. See additional disclosures related to the Merger, including terms, total consideration paid and the allocation of the purchase price to assets and liabilities, in Note 3 to the notes to the consolidated financial statements included in Colonial Properties’ 2005 Annual Report on Form 10-K.
Note 2 – Summary of Significant Accounting Policies
     Basis of Presentation
     The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned an approximately 81.3% interest in the partnership at June 30, 2006. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. CRLP is a SEC registrant, which files separate financial statements under the Securities and Exchange Act of 1934. The Company allocates income to CRLP based on CRLP’s weighted average minority ownership percentage for the periods presented in the Consolidated Statements of Income. At the end of each period, the Company adjusts the Balance Sheet for CRLP’s minority interest balance based on CRLP’s ownership percentage at the end of the period.

     Entities in which the Company owns, directly or indirectly, a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method, the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which the Company owns less than 100% of the equity interest, the Company consolidates the property if the Company has the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. The Company also consolidates certain partially-owned entities and other subsidiaries if the Company owns less than a 50% equity interest and is deemed to be the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”). The Company eliminates in consolidation revenues and expenses associated with its percentage interest in unconsolidated subsidiaries.
     Federal Income Tax Status
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
     In addition, the Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc. (“CPSI”), which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to the Company and engages in for sale development and conversion activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated financial statements. The Company’s consolidated provision for income taxes was $4.5 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively. The Company’s effective income tax rate was 38.6% and 36.9% for the three months ended June 30, 2006 and 2005, respectively. The Company’s consolidated provision for income taxes was $7.1 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively. The Company’s effective income tax rate was 38.7% and 37.3% for the six months ended June 30, 2006 and 2005, respectively.
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
     Unaudited Interim Statements
     The consolidated condensed financial statements as of and for the three and six months ended June 30, 2006 and 2005 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.
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
     Notes Receivable
     Notes receivable consist primarily of promissory notes issued by third parties. The Company records notes receivable at cost. The Company evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. As of June 30, 2006, the Company had recorded allowance for loan losses of $0.3 million. There was no loan loss reserve recorded as of December 31, 2005. The weighted average interest rate on the notes receivable is approximately 13.7% per annum as of June 30, 2006. Interest income is recognized on an accrual basis.
     Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised) (“SFAS No. 123(R)”), Share Based Payment, that requires compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) was effective for the Company as of January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial statements. Additional disclosures required by SFAS No. 123(R) are presented below (see Note 13 to the notes to the consolidated financial statements included in Colonial Properties’ 2005 Annual Report on Form 10-K for previously required stock-based compensation disclosures).
     The following table presents the change in deferred compensation related to restricted stock awards for the six months ended June 30, 2006:

For the Six Months
Ended
(amounts in thousands)	June 30, 2006
Balance, December 31, 2005	$3,646
Amortization of deferred compensation	(567)
Issuance of restricted shares	110

Balance, March 31, 2006	3,189

Amortization of deferred compensation	(1,222)
Issuance of restricted shares	7,663

Balance, June 30, 2006	$9,630

     The following table presents the change in nonvested restricted stock awards for the six months ended June 30, 2006:

	For the Six Months	Weighted Average
	Ended	Grant Date
	June 30, 2006	Fair Value
Nonvested Restricted Stock, December 31, 2005	157,499	$36.36

Granted	2,401	$44.42
Vested	(12,179)	$32.83
Cancelled/Forfeited	(2,393)	$39.94

Nonvested Restricted Stock, March 31, 2006	145,328	$36.72

Granted	179,908	$46.38
Vested	(50,864)	$36.88
Cancelled/Forfeited	(2,295)	$38.21

Nonvested Restricted Stock, June 30, 2006	272,077	$43.21

     The weighted average grant date fair value of restricted stock awards issued was $46.38 and $35.78 for the three months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the total compensation cost related to nonvested stock awards is $9.6 million, which is expected to be recognized over a weighted average period of 2.8 years.
     As of June 30, 2006, the Company had approximately 1.7 million stock options outstanding with a weighted average exercise price of $34.00, a weighted average remaining contractual life of 5.9 years, and an aggregate intrinsic value of $26.0 million. The total number of exercisable options at June 30, 2006 was approximately 1.2 million. As of June 30, 2006, the weighted average exercise price was $32.56 and the weighted average remaining contractual life was 5.3 years for these exercisable options. The aggregate intrinsic value of these exercisable options at June 30, 2006, was $20.6 million.
     The Company’s stock-based awards have historically provided for immediate vesting upon retirement, death or disability of the participant. The Company has recognized the compensation expense related to such stock-based awards made to retirement eligible individuals using the nominal vesting approach. The nominal vesting approach requires recognition of the compensation expense over the vesting period except in the instance of the participant’s actual retirement. SFAS No. 123(R) clarified the accounting for stock-based awards made to retirement eligible individuals. SFAS No. 123(R) explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Effective January 1, 2006, concurrent with the adoption of SFAS No. 123(R), the Company began expensing stock-based compensation granted after January 1, 2006 over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. Effective July 26, 2006, the Company amended its stock based compensation plans to remove any retirement eligible vesting provisions for future grants.
     The Company recognized $0.4 million of compensation expense for both the three and six months ended June 30, 2006 related to grants to retirement eligible employees that would not have been recognized under the nominal vesting approach. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under the requirements of SFAS No. 123(R), the compensation expense recognized would have been increased by $1.1 million and $1.2 million for the three and six months ended June 30, 2005, respectively.
Adoption of Incentive Program
     On April 26, 2006, the Executive Compensation Committee of the Board of Trustees of the Company adopted a new incentive program in which seven executive officers of the Company will participate. The program provides for the following one-time awards:
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

     A participant’s restricted shares will be forfeited if the participant’s employment is terminated prior to the end of the Vesting Period, and a participant’s right to receive a performance payment will be forfeited if the participant’s employment is terminated prior to the end of the Performance Period, unless termination of employment results from the participant’s death or disability, in which case the participant (or the participant’s beneficiary) will earn a pro-rata portion of the applicable award. Performance payments, if earned, will be paid in cash, common shares, or a combination of the two. Each performance award has specified threshold, target and maximum payout amounts. The payout amounts range from $500,000 to $6,000,000 per participant.
     New Accounting Pronouncements
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.
     Reclassifications
     Certain reclassifications have been made to the previously reported 2005 statements in order to provide comparability with the 2006 statements reported herein. These reclassifications have no impact on shareholders’ equity or net income.
Note 3 – Acquisition and Disposition Activity
     Property Acquisitions
     During the first quarter of 2006, the Company acquired an interest in two partially owned multifamily assets totaling 728 additional units and a partial interest in a multifamily development project. The Company’s aggregate investment in these partially owned assets totaled $14.4 million, which was funded through borrowings under the Company’s unsecured line of credit. The Company also acquired an additional 50,000 square feet of condominium interests in The Peachtree, a Class A office building located in the Atlanta Midtown market for $8.3 million, which was funded by proceeds from assets sales and borrowings under the Company’s unsecured line of credit.
     On May 17, 2006, the Company acquired Randal Park, located in Orlando, Florida, which consists of 712 acres, for mixed use development. The purchase price was $39.5 million, which was funded through the Company’s unsecured line of credit.
     On May 31, 2006, the Company acquired a 478-unit multifamily property, Colonial Village at Willow Creek (formerly Meridian Hill), located in Dallas, Texas. The property was acquired for a total purchase price of $39.3 million which was funded by proceeds from assets sales and borrowings under the Company’s unsecured line of credit.
     On May 31, 2006, the Company acquired a 424-unit multifamily property, Colonial Grand at McDaniel Farm (formerly Summer Ridge), located in Atlanta, Georgia. The property was acquired for a total purchase price of $41.0 million which was funded by proceeds from assets sales and borrowings under the Company’s unsecured line of credit.
     On June 1, 2006, the Company acquired a 408-unit multifamily property, Colonial Village at Shoal Creek, located in Dallas, Texas. The property was acquired for a total purchase price of $33.9 million which was funded by proceeds from assets sales and borrowings under the Company’s unsecured line of credit.
     On June 30, 2006, the Company acquired a 340-unit multifamily property, Colonial Village at Chancellor Park, located in Charlotte, North Carolina. The property was acquired for a total purchase price of $27.8 million which was funded by proceeds from assets sales and borrowings under the Company’s unsecured line of credit.

     On June 30, 2006, the Company acquired Huntersville located in Charlotte, North Carolina, which consists of 22.5 acres, to be developed into a multifamily apartment community. The purchase price was $3.6 million, which was funded through the Company’s unsecured line of credit.
     The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since each date of acquisition.
     Property Dispositions
     During the first quarter of 2006, the Company disposed of eleven wholly-owned multifamily assets containing 2,854 units at a sales price of approximately $164.8 million, its 15% interest in four partially owned multifamily properties for $5.7 million, its majority interest in Colonnade Properties, LLC for approximately $2.5 million and 90% of its interest in four South Florida shopping centers at a sales price of approximately $127.3 million. As a part of the sale of the 90% interest in the four South Florida shopping centers, the Company’s joint venture partner assumed 90% of the outstanding secured debt of $74.7 million.
     On April 4, 2006, the DRA / Colonial Office Joint Venture sold two office properties and on June 1, 2006, the DRA / Colonial Office Joint Venture sold one office property. These three assets were sold for an aggregate sales price of approximately $11.2 million, which represents Colonial Properties’ 15% ownership interest (see Note 7 for additional discussion).
     On April 30, 2006, the Company disposed of a 148-unit multifamily asset, Colonial Village at Arbor Trace, located in Norfolk, Virginia. The asset was sold for approximately $14.8 million and the proceeds were used to pay down the Company’s unsecured line of credit.
     On May 26, 2006, the Company sold its 20% interest in a multifamily asset, Rancho Viejo, a 266-unit apartment community located in Phoenix, Arizona, for a total sales price of $3.5 million (see Note 7 for additional discussion).
     On June 28, 2006, the Company completed the sale of an 85% interest in Colonial Center at Mansell Overlook, located in Atlanta, Georgia, valued in the transaction at approximately $142.4 million to a joint venture partner (see Note 7 for additional discussion).
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
     In accordance with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets (“SFAS No. 144”), net income and gain on disposition of real estate for properties sold, in which the Company does not maintain continuing involvement, are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the three and six months ended June 30, 2006, all of the operating properties sold were classified as discontinued operations. Following is a listing of the properties the Company disposed of in 2006 and 2005 that are classified as discontinued operations:

Property	Location	Date Sold	Units/ Square Feet
Multifamily
Rancho Viejo (1)	Phoenix, AZ	May 2006	266
Arbor Trace	Norfolk, VA	April 2006	148
Colonial Grand at Barrington (1)	Macon, GA	March 2006	176
Colonial Grand at Inverness Lakes (1)	Mobile, AL	March 2006	312
Colonial Village at Estrada	Dallas, TX	March 2006	248
Colonial Village at Hillwood (1)	Montgomery, AL	March 2006	160
Colonial Village at Stockbridge (1)	Atlanta, GA	March 2006	240
Copper Crossing	Fort Worth, TX	March 2006	400
The Meadows I, II & III	Asheville, NC	March 2006	392
The Trestles	Raleigh, NC	March 2006	280
Colonial Grand at Caledon Woods	Greenville, SC	January 2006	350
Colonial Village at Paces Glen	Charlotte, NC	January 2006	172
Colonial Village at Remington Place	Raleigh, NC	January 2006	136
Colonial Village at Stone Brook	Atlanta, GA	January 2006	188
Colonial Village at Whitemarsh	Savannah, GA	January 2006	352
Summerwalk	Charlotte, NC	January 2006	160
The Timbers	Raleigh, NC	January 2006	176
The Landing	Raleigh, NC	December 2005	200
Cypress Cove at Suntree (1)	Melbourne, FL	December 2005	326
Arbors on Forest Ridge	Fort Worth, TX	October 2005	210
Cutters Point	Dallas, TX	October 2005	196
Eagle Crest	Dallas, TX	October 2005	484
Sierra Ridge	San Antonio, TX	October 2005	230
Timberglen	Dallas, TX	October 2005	304
Toscana	Dallas, TX	October 2005	192
Silverbrook	Fort Worth, TX	October 2005	642
The Meridian	Austin, TX	October 2005	200
Colonial Village at Lake Mary	Lake Mary, FL	May 2005	504
Colonial Village at Ashley Plantation	Bluffton, SC	March 2005	414
Colonial Village at Gainesville	Gainesville, FL	March 2005	560
Colonial Village at Galleria Woods	Birmingham, AL	March 2005	244
Colonial Village at TownPark (Sarasota)	Bradenton, FL	March 2005	272
Colonial Village at Walton Way	Augusta, GA	March 2005	256
Colonial Village at Wesleyan	Macon, GA	March 2005	328
Colonial Village at Cahaba Heights (1)	Birmingham, AL	February 2005	125
Colonial Village at River Hills (1)	Tampa, FL	February 2005	776

Retail
Colonial Mall Macon	Macon, GA	July 2005	1,446,000
Colonial Mall Burlington	Burlington, NC	July 2005	419,200
Colonial Mall Temple	Temple, TX	April 2005	555,600
Colonial Mall Gadsden	Gadsden, AL	March 2005	517,000

(1)	Properties were partially owned. The Company sold its interest in these properties.
     Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, and in the opinion of the Company’s management it is probable the assets will sell within the next 12 months. As of June 30, 2006, the Company had classified four multifamily apartment communities containing approximately 2,606 units, two office assets containing approximately 462,500 square feet and one retail asset containing approximately 73,500 square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $149.6 million as of June 30, 2006, which represents the lower of depreciated cost or fair value less costs to sell. There was $61.3 million of mortgage debt associated with these properties as of June 30, 2006. The operations of these held for sale properties have been reclassified to discontinued operations for periods presented in accordance with SFAS No. 144. Depreciation expense and amortization not recorded as a result of these assets being classified as held for sale for the three and six months ended June 30, 2006 was approximately $1.3 million. For the three and six months ended June 30, 2005, there was no depreciation or amortization expense suspended related to assets classified as held for sale as of June 30, 2006.
     Also, under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are included in discontinued operations. All subsequent gains and/or additional losses on the sale of these assets are included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold or classified as held for sale during the three and six months ended June 30, 2006 and 2005 that are classified as discontinued operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30,		June 30,
	2006	2005	2006	2005
Property revenues:
Base rent	$8,540	$22,547	$20,249	$41,054
Percentage rent	—	51	—	295
Tenant recoveries	224	1,748	327	4,265
Other revenue	1,063	4,061	2,358	7,712

Total revenues	9,827	28,407	22,934	53,326

Property operating and administrative expenses	4,450	12,372	10,135	22,142
Depreciation	1,047	4,000	3,364	7,523
Amortization	186	2,359	429	2,500

Total expenses	5,683	18,731	13,928	32,165

Interest expense, net	(874)	(2,347)	(1,953)	(4,523)
Income (loss) from investments	86	(538)	(65)	(764)
Other income (expenses)	(11)	—	(399)	—

Income from discontinued operations before net gain on disposition of discontinued operations	3,345	6,791	6,589	15,874
Net gain on disposition of discontinued operations	9,485	26,893	18,923	118,210
Minority interest in CRLP from discontinued operations	(2,106)	(7,215)	(4,375)	(32,503)
Minority interest to limited partners	(1,734)	(267)	(2,714)	(492)

Income from discontinued operations	$8,990	$26,202	$18,423	$101,089

     For Sale Projects
     During the three and six months ended June 30, 2006, the Company, through CPSI, disposed of 239 and 367 condominium units, respectively, at the Company’s condominium conversion communities. For the three and six months ended June 30, 2006, gains from sales of property included $11.1 million ($6.3 million net of minority interest and provision for income taxes) and $16.6 million ($8.9 million net of minority interest and provision for income taxes), respectively, from these condominium sales. There were no condominium sales during the three and six months ended June 30, 2005. A summary of revenues and costs of condominium activities for the three and six months ended June 30, 2006 was as follows:

(amounts in thousands)	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Condominium revenues, net	$45,291	$74,895
Condominium costs	(34,154)	(58,268)

Gains on condominium sales, before minority interest and income taxes	11,137	16,627
Minority interest	(1,505)	(2,640)
Provision for income taxes	(3,332)	(5,114)

Gains on condominium sales, net of minority interest and income taxes	$6,300	$8,873

     The net gains on condominium unit sales are classified in discontinued operations if the related condominium community was previously operated by the Company as an apartment community. For the three and six months ended June 30, 2006, net gains on condominium unit sales of $6.1 million and $7.9 million, respectively, were included in discontinued operations. The condominium conversion properties are reflected in the accompanying consolidated balance sheets as part of real estate assets held for sale, net, and totaled $104.4 million and $66.7 million as of June 30, 2006 and December 31, 2005, respectively.
     For cash flow statement purposes, the Company classifies capital expenditures for newly developed condominium conversion communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units are also included in investing activities.
     During February 2006, the Company acquired land and infrastructure for the development and sale of residential lots and units in Orange Beach, Alabama, for $35.8 million, which was funded through the Company’s unsecured line of credit.
Note 4 – Net Income Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Three Months	Six Months	Six Months
(amounts in thousands, except per share data)	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Numerator:
Net Income	$36,124	$14,055	$47,822	$90,026
Less:
Preferred stock dividends	(5,705)	(6,232)	(11,804)	(9,927)
Preferred share issuance costs	(1,924)	—	(2,083)	—

Net income available to common shareholders	$28,495	$7,823	$33,935	$80,099

Denominator:
Denominator for basic net income per share — weighted average common shares	45,424	39,325	45,203	33,575
Effect of dilutive securities:	473	—	485	—

Denominator for diluted net income per share — adjusted weighted average common shares	45,897	39,325	45,688	33,575

Basic net income per share	$0.63	$0.20	$0.75	$2.38

Diluted net income per share	$0.62	$0.20	$0.74	$2.38

     For the three and six months ended June 30, 2006, options to purchase 168,448 and 116,828 shares at a weighted average exercise price of $47.53 and $47.88, respectively, were outstanding but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the three and six months ended June 30, 2005, the Company reported a net loss from continuing operations (after preferred dividends), as such, the effect of dilutive shares has been excluded from per share computations as including such shares would be anti-dilutive. Options to purchase 359,828 common shares at a weighted average exercise price of $31.44 per share were dilutive during the three months ended June 30, 2005, but were not included in the computation of diluted net income per share due to the Company’s loss from continuing operations. Options to purchase 305,717 common shares at a weighted average exercise price of $31.33 per share were dilutive during the six months ended June 30, 2005, but were not included in the computation of diluted net income per share due to the Company’s loss from continuing operations.

Note 5 – Shareholders’ Equity
     The following table presents the changes in the issued common shares of beneficial interest since December 31, 2005 (excluding 10,579,261 and 10,872,568 units of CRLP at June 30, 2006 and December 31, 2005, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Issued at December 31, 2005	50,637,973

Common shares issued through dividend reinvestments	207,155
Share options exercised	216,176
Restricted shares issued/cancelled, net	177,621
Conversion of CRLP units to common shares	293,307
Other employee and nonemployee share plans	3,071

Issued at June 30, 2006	51,535,303

     For the six months ended June 30, 2006, the Company adjusted CRLP’s minority interest balance to reflect CRLP’s minority ownership percentage of 18.7%. This adjustment, primarily due to the conversion of units to shares in the three months ended June 30, 2006, resulted in an increase in CRLP’s minority interest balance and a decrease in common shareholder equity of approximately $8.6 million for the six months ended June 30, 2006.
     On February 2, 2006, the Company announced the Board of Trustees’ authorization of the repurchase of up to $65 million of the Company’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. This repurchase program was effective immediately and extends through January 27, 2007. Under the repurchase program, the Company is authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. During the three and six months ended June 30, 2006, the Company repurchased 29,700 and 1,135,935 Series E Depositary Shares, respectively, for a total cost of approximately $0.7 million and $28.5 million, respectively.
     On April 26, 2006, the Board of Trustees authorized the redemption of the Company’s 9.25% Series C Cumulative Redeemable Preferred Shares. The redemption, of approximately $50.0 million occurred on June 30, 2006. The Company wrote off approximately $1.9 million of issuance costs associated with this redemption.
     The conversion of CRLP units to common shares of the Company resulted in a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $13.2 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.
Note 6 – Segment Information
     The Company is organized into, and manages its business based on the performance of, three separate and distinct operating segments: multifamily, office, and retail. Each segment has a separate management team that is responsible for acquiring, developing, managing and leasing properties within such segment. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s 2005 Annual Report on Form 10-K. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). All of the Company’s condominium conversion properties and related sales are being managed by the multifamily segment. Presented below is segment information including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three and six months ended June 30, 2006 and 2005, and total segment assets to total assets as of June 30, 2006 and December 31, 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Revenues:
Segment Revenues:
Multifamily	$77,430	$80,255	$155,399	$118,521
Office	45,502	29,888	89,924	54,968
Retail	26,830	41,121	55,179	85,531

Total Segment Revenues	149,762	151,264	300,502	259,020

Partially-owned subsidiaries	(16,681)	(5,071)	(32,842)	(10,058)
Construction revenues	7,785	—	19,925	—
Unallocated corporate revenues	4,592	2,361	8,700	3,434
Discontinued operations property revenues	(9,827)	(26,742)	(22,934)	(49,521)

Total Consolidated Revenues	135,631	121,812	273,351	202,875

NOI:
Segment NOI:
Multifamily	46,614	47,885	93,321	70,935
Office	29,655	20,528	59,012	37,787
Retail	19,320	28,473	39,925	59,720

Total Segment NOI	95,589	96,886	192,258	168,442

Partially-owned subsidiaries	(9,996)	(3,014)	(20,039)	(6,092)
Unallocated corporate revenues	4,592	2,361	8,700	3,434
Discontinued operations property NOI	(5,377)	(15,626)	(12,799)	(29,775)
Construction NOI	128	—	899	—
General and administrative expenses	(10,767)	(9,707)	(22,281)	(16,968)
Depreciation	(35,517)	(30,841)	(73,055)	(52,726)
Amortization	(3,706)	(22,316)	(11,440)	(25,608)
Other	(219)	(19)	(435)	30

Income from operations	34,727	17,724	61,808	40,737

Total other expense, net	(1,447)	(33,139)	(25,216)	(54,940)

Income (loss) before minority interest and discontinued operations	$33,280	$(15,415)	$36,592	$(14,203)

(in thousands)	June 30,	December 31,
	2006	2005
Assets
Segment Assets
Multifamily	$2,374,713	$2,430,752
Office	841,382	958,131
Retail	672,196	790,827

Total Segment Assets	3,888,291	4,179,710

Unallocated corporate assets (1)	448,231	319,548

	$4,336,522	$4,499,258

(1)	Includes the Company’s investment in partially-owned entities of $140,321 as of June 30, 2006 and $123,700 as of December 31, 2005.
Note 7 – Investment in Partially Owned Entities
     At June 30, 2006, the Company had investments in twenty-six partially-owned entities. The Company accounts for these investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of June 30, 2006 and December 31, 2005:

			(in thousands)
	Percent		June 30,	December 31,
	Owned		2006	2005
Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00%		$672	$716
Carter Regents Park, Atlanta, GA	40.00%		6,042	3,000
CG at Research Park, Durham, NC	20.00%		1,305	1,570
CG at Huntcliff Village, Atlanta, GA	20.00%		2,542	—
CG at Canyon Creek, Austin, TX	25.00%		1,456	—
CMS / Colonial Joint Venture I	15.00%		1,055	944
CMS / Colonial Joint Venture II	(1)		251	597
CMS Florida	25.00%		2,553	2,721
CMS Tennessee	25.00%		2,272	2,377
CV at Matthews Village, Charlotte, NC	25.00%		1,110	—
DRA Alabama	10.00%		2,347	2,403
DRA Cunningham, Austin, TX	20.00%		1,079	1,111
DRA Southwest Partnership	(2)		16,730	18,044
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,669	1,788
Merritt at Godley Station, Pooler, GA	35.00%		3,104	3,188
Stone Ridge, Columbia, SC	10.00%		554	497

			44,741	38,956

Office:
600 Building Partnership, Birmingham, AL	33.33%		19	11
Douglas HCI, Coral Gables, FL	25.00	%(3)	—	5,807
Colonial Center Mansell JV	15.00%		16,873	—
DRA / Colonial Office Joint Venture	15.00%		42,915	46,896

			59,807	52,714

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,309	2,255
South Florida Retail Joint Venture	10.00%		5,016	—
GPT/Colonial Retail Joint Venture	10.00	%(4)	(2,855)	(2,311)
Highway 150, LLC, Birmingham, AL	10.00%		80	80
Parkway Place Limited Partnership, Huntsville, AL	45.00%		12,011	12,984
Turkey Creek, Parkside Drive LLC Partnership	50.00%		19,183	18,987

			35,744	31,995

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		27	30
Other			2	5

			$140,321	$123,700

(1)	The CMS / Colonial Joint Venture II holds one property in which the Company has a 15% partnership interest and one in which the Company has a 5% partnership interest.

(2)	The DRA Southwest Partnership holds 15 properties, 13 in which the Company has a 24% partnership interest and two in which the Company has a 20% partnership interest.

(3)	The Company’s interest in Douglas HCI was sold in connection with the disposal of the Company’s interest in Colonnade Properties, LLC (see Note 3).

(4)	Amount includes the value of the Company’s investment of approximately $8.0 million, offset by the excess basis difference on the transaction of approximately $10.3 million, which will be amortized over the life of the investment.
     During April, 2006, the DRA / Colonial Office Joint Venture sold two office properties, including Paragon Place, a 145,000 square foot building located in Richmond, Virginia and Cigna Plaza, a 127,000 square foot building located in Dallas, Texas. On June 1, 2006, the DRA / Colonial Office Joint Venture sold one office property, Gwinnett Center, a 263,000 square foot building located in Atlanta, Georgia. The Company’s interest in these three assets was sold for a total sales price of approximately $11.2 million. The proceeds were used to repay associated secured loans of the joint venture.
     During May 2006, the Company sold its 20% interest in a multifamily asset, Rancho Viejo, a 266-unit apartment community located in Phoenix, Arizona which was a property in the Colonial/DRA Southwest Partnership. The Company’s interest in this asset was sold for a total sales price of $3.5 million and the proceeds were used to repay an associated secured loan and the remaining proceeds were distributed to the Company and were used to repay a portion of the borrowings under the Company’s unsecured line of credit.

     During June 2006, the Company completed a combination joint venture, sale and long-term management and leasing assignment with UBS Wealth Management (UBS) for Colonial Center at Mansell Overlook located in Atlanta, Georgia. Colonial Center at Mansell Overlook consists of four 6-story, Class-A office buildings, five low-rise buildings and two street-front boutique retail shops. The suburban office park is 98% leased and totals approximately 877,000 square feet with three sites available for future office and retail development. The Company will retain a 15% interest in the joint venture arrangement with UBS for the four 6-story, Class-A office buildings, two retail centers and three development parcels. UBS will assume 100% ownership of the five low-rise buildings. The Company will maintain operational management and leasing of the office assets through a long-term management and leasing contract. Net proceeds to the Company total approximately $142.4 million, of which $16.5 million was used to pay off a secured loan, $74.7 million was or will be reinvested in additional property acquisitions and the remaining $51.2 million was used to reduce the Company’s outstanding unsecured line of credit.
Note 8 – Financing Activities
     As of June 30, 2006, CRLP, with Colonial Properties as guarantor, has a $500.0 million unsecured revolving Credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, the Company has a $40.0 million cash management line provided by Wachovia that will remain outstanding until March 22, 2008.
     Base rate loans and revolving loans are available under the Credit Facilities. The Credit Facilities also include a competitive bid feature that will allow the Company to convert up to $250.0 million under the Credit Facilities to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on the Company’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.50% to 1.15% based on the Company’s unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Term loans are available under the term loan facility and bear interest at LIBOR plus a margin ranging from 0.55% to 1.35% based on the Company’s unsecured debt ratings from time to time.
     The Credit Facilities contain various covenants and events of default which could trigger early repayment obligations, including, but not limited to: nonpayment, violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying the Company’s debts as they become due.
     During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA / Colonial Office Joint Venture with respect to 10 of the CRT properties. The DRA / Colonial Office Joint Venture is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA / Colonial Office Joint Venture partners. At June 30, 2006, no liability was recorded on the Company’s books for the guarantee.
     As of June 30, 2006, $290.0 million was outstanding under the Credit Facilities, comprised of $190.0 million under the revolving credit facility and $100.0 million under the term loan facility. Additionally, the cash management line had a $33.5 million balance at June 30, 2006. Additional proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities mature on March 22, 2008, with an option to extend for one year. The weighted average interest rate of the Credit Facilities, including the competitive bid balance, was 5.76% and 3.92% at June 30, 2006 and 2005, respectively.
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
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three months ended June 30, 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. Two of the Company’s outstanding interest rate swaps hedge the interest rate risk associated with forecasted debt issuances that are expected to occur in 2006 and 2007. Accordingly, the maximum period of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions other than those related to the payment of variable interest on existing debt is approximately twelve months.
     At June 30, 2006, derivatives with a fair value of $12.7 million were included in other assets. The change in net unrealized gains/losses of $4.9 million and $11.2 million for derivatives designated as cash flow hedges for the three and six months ended June 30, 2006, respectively, is a component of shareholders’ equity. The change in fair value of derivatives not designated as hedges of $0.1 million is included in other income for the three months ended June 30, 2005. There were no outstanding derivatives not designated as hedges during the three months ended June 30, 2006. The change in fair value of derivatives not designated as hedges of $2.7 million and $0.3 million is included in gains on hedging activities for the six months ended June 30, 2006 and 2005, respectively.
     During February 2006, the Company settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, the Company began treating this derivative as an economic hedge during 2005. As noted above, changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during the six months ended June 30, 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt. If the issuance of the associated debt becomes no longer probable, the $1.5 million will be reversed to other income at such time.
     During June of 2006, the Company entered into an interest rate swap agreement to hedge the interest rate risk associated with a forecasted debt issuance that is expected to occur during 2006. This interest rate swap agreement has a notional amount of $200 million, a fixed interest rate of 5.689%, and a maturity date of November 15, 2016.
     The following table summarizes the notional values, fair values and other characteristics of the Company’s derivative financial instruments at June 30, 2006. The notional value at June 30, 2006 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risk.

				Fair Value
				At June 30, 2006
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate CAP, Cash Flow	$ 19.7 million	6.850%	6/29/07	$—
Interest Rate CAP, Cash Flow	$ 16.7 million	6.850%	7/3/07	—
Interest Rate CAP, Cash Flow	$ 12.8 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$ 22.4 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$ 9.9 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$ 10.0 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$ 14.9 million	7.543%	8/1/08	2
Interest Rate CAP, Cash Flow	$ 7.4 million	6.983%	8/1/08	2
Interest Rate CAP, Cash Flow	$ 6.2 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$ 13.3 million	6.786%	9/1/08	6
Interest Rate CAP, Cash Flow	$ 5.5 million	7.900%	2/1/09	1
Interest Rate CAP, Cash Flow	$ 17.6 million	8.100%	2/1/09	2
Interest Rate CAP, Cash Flow	$ 10.2 million	11.200%	7/1/10	—
Interest Rate SWAP, Cash Flow	$100.0 million	4.573%	3/24/08	1,519
Interest Rate SWAP, Cash Flow	$200.0 million	5.689%	11/15/16	493
Interest Rate SWAP, Cash Flow	$175.0 million	4.877%	7/13/17	10,722
     As of June 30, 2006, no derivatives were designated as hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. As of June 30, 2006, all of the Company’s hedges are designated as cash flow hedges under SFAS No. 133.
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
Note 10 – Subsequent Events
     Property Acquisitions
     On July 13, 2006, the Company purchased an additional 7,010 square feet of condominium interests in The Peachtree, a Class A office building located in the Atlanta Midtown market, for $1.2 million. The Company made its initial investment in the property in August 2005 when it purchased 76% of the condominium interests and an additional investment in January when it acquired an additional 50,000 square feet. The purchase of the additional square footage brings the Company’s ownership to 92.6% of the property. The additional investment of $1.2 million was funded by proceeds from asset sales.
     On July 31, 2006, the Company acquired a 180-unit multifamily apartment community, Colonial Grand at Scottsdale located in Scottsdale, Arizona, for approximately $29.6 million. The investment was funded by proceeds from assets sales and borrowings under the Company’s unsecured line of credit.
     Property Dispositions
     On July 19, 2006, the DRA / Colonial Office Joint Venture sold Charlotte Vanguard Center, a 527,000 square foot office building located in Charlotte, North Carolina. The Company’s 15% interest in this asset was sold for a total sales price of approximately $7.5 million. The proceeds were used to repay associated secured loans of the joint venture.
     Financing Activities
     On July 17, 2006, the Company repaid its $65.0 million 8.05% unsecured senior notes, which matured on that date. The notes were repaid with borrowings from the Company’s unsecured line of credit.
     Distribution
     On July 26, 2006, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.68 per common share and per unit, totaling approximately $38.4 million. The distribution was declared to shareholders and partners of record as of August 7, 2006 and will be paid on August 14, 2006.

Report of Independent Registered Public Accounting Firm
To Board of Trustees and Shareholders of
Colonial Properties Trust:
We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the “Company”) as of June 30, 2006, and the related consolidated condensed statements of income and comprehensive income for each of the three and six month periods ended June 30, 2006 and 2005 and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 10, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
August 9, 2006

COLONIAL PROPERTIES TRUST
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Properties Trust and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in our 2005 Annual Report on Form 10-K and in our quarterly filings on Form 10-Q, filed with the Securities and Exchange Commission. Such factors include, among others, the following:
•	national and local economic, business and real estate conditions including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	development or conversion of for sale projects could adversely affect our results of operations;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our ability to continue to satisfy complex rules in order for us to maintain our status as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, the ability of our operating partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other factors affecting the real estate industry generally.
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

     We are a self-administered equity REIT that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property and for sale residential property. Our activities include full or partial ownership of a diversified portfolio of 245 properties as of June 30, 2006, located in Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.
     As of June 30, 2006, we owned or maintained a partial ownership in 138 multifamily apartment communities containing a total of 41,994 apartment units (including 106 wholly-owned consolidated properties and 32 properties partially-owned through unconsolidated joint venture entities aggregating 32,641 and 9,353 units, respectively) (the “multifamily properties”), 58 office properties containing a total of approximately 18.8 million square feet of office space (including 31 wholly-owned consolidated properties and 27 properties partially-owned through unconsolidated joint-venture entities aggregating 6.9 million and 11.9 million square feet, respectively) (the “office properties”), 49 retail properties containing a total of approximately 13.9 million square feet of retail space (including 35 consolidated properties and 14 properties partially-owned through unconsolidated joint venture entities aggregating 7.9 million and 6.0 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of June 30, 2006, the multifamily properties that had achieved stabilized occupancy were 95.9% leased (95.9% for consolidated properties and 96.7% for unconsolidated properties), the office properties that had achieved stabilized occupancy were 92.3% leased (93.4% for consolidated properties and 87.7% for unconsolidated properties), and the retail properties that had achieved stabilized occupancy were 91.9% leased (92.0% for consolidated properties and 91.2% for unconsolidated properties).
     We are the direct general partner of, and as of June 30, 2006, held approximately 81.3% of the interests in Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”). We conduct all of our business through CRLP, Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for our properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management services for properties owned by third parties.
     As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

     The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended June 30, 2006 and 2005:

	Consolidated Properties		Unconsolidated Properties		Total Properties
	As of and for the Quarter		As of and for the Quarter		As of and for the Quarter
	Ended June 30,		Ended June 30,		Ended June 30,
	2006	2005	2006	2005	2006	2005
Multifamily Properties

Physical Occupancy	95.9%	96.3%	96.7%	96.7%	95.9%	96.3%
Same-Property Economic Occupancy (1)	82.8%	80.9%	N/A	N/A	82.8%	80.9%

End of Month Effective Rent per Unit per Month	$688	$660	$743	$690	$691	$666
Capital Expenditures per Unit	$206	$128	$161	$289	$203	$137

Office Properties (2)

Physical Occupancy	93.4%	92.6%	87.7%	100.0%	92.3%	92.6%
Base Rent per Square Foot	$19.55	$18.52	$21.65	$17.44	$19.91	$18.51
Capital Expenditures per Square Foot	$1.00	$0.92	$0.41	—	$0.88	$0.92

Retail Properties (3)

Physical Occupancy	92.0%	91.7%	91.2%	91.2%	91.9%	91.6%
Base Rent per Square Foot	$18.00	$19.75	$23.18	$24.68	$20.23	$20.19
Tenant Gross Sales per Square Foot	$262.13	$275.22	$308.66	$253.68	$292.58	$273.08

(1)	Economic Occupancy represents scheduled base rents, less vacancy loss, all concessions adjusted for straightline (including but not limited to: renewals, move-ins, models, employee units), and bad debts divided by scheduled base rents.

(2)	Physical occupancy percentages for 2006 include the DRA / Colonial Office Joint Venture properties. All other statistics exclude these properties.

(3)	Ten retail operating properties were sold into joint ventures during the three months ended December 31, 2005 and the three months ended March 31, 2006, and as such were moved from consolidated to unconsolidated.
     As shown in the table above, multifamily occupancy rates were relatively flat as compared to 2005. The underlying multifamily fundamentals continue to show strength and, thus, allowed the high occupancy rates to be sustained while increasing effective rents. We expect to continue to make acquisitions of attractive multifamily properties in existing markets and new markets. We will continue to have exposure to the economic trends specific to the multifamily sector, such as:
•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates and lending availability;

•	changes in insurance rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.
     Physical occupancy of the office properties decreased slightly from 92.6% in the second quarter of 2005 to 92.3% in the second quarter of 2006. This decrease is primarily due to lower occupancy rates for the 2005 acquisition properties. The CRT portfolio currently has an 86.9% occupancy rate, up from 86.4% occupancy at the time of acquisition in September 2005. Average rental rates in the second quarter of 2006 have increased 7.6% to $19.91 per square foot from $18.51 in 2005. This increase is due to higher rental rates in the 2005 acquisition properties. Lease transactions totaling 547,000 square feet were completed in the second quarter, including 321,000 square feet of new leases. Average rental rates on completed leases have increased by 10.3% from $17.33 per square foot in the second quarter 2005 to $19.12 in 2006 with a corresponding increase in tenant improvements and leasing commissions. We remain cautiously optimistic about the office business as we continue to see positive trends in our portfolio.
     The change in our portfolio mix of malls and shopping centers, as well as our recent joint venture transactions, have caused a shift in the results of the retail property operating metrics above. Because of the substantial decrease in the mall component of our portfolio, we have combined our operating performance measures into a single measure for all retail properties. This combined measure shows the decline of our average rents over the periods presented caused by our reduced ownership of higher rent malls and increased ownership of lower rent shopping centers. With a record number of square feet of lease transactions executed, totaling 891,000 square feet in the three months ended June 30, 2006, the portfolio occupancy rate has increased to 91.9%. Tenant sales in our malls show continued strength with same property sales increases averaging 5.1% and total portfolio property sales increases of 7.1% over a year ago. Our leasing activity and tenant sales suggest continued growth in performance of our core portfolio. We also currently have four new developments under construction totaling approximately 895,000 square feet with a strong pipeline of other developments in the planning stages. One of those under construction, Pinnacle at Tutwiler Farms, is scheduled to open in October 2006 with a very strong opening occupancy rate.
     Our current strategy is to change our asset mix to 75% to 80% multifamily properties, and we are still evaluating the best method or methods to achieve that strategic objective (which could involve the disposition of commercial properties, the acquisition of additional multifamily properties or a combination of the two). However, we will continue to take advantage of our expertise in the commercial markets by focusing on development and opportunistic value creation, including mixed-use projects.
Results of Operations – Three Months Ended June 30, 2006 and 2005
     Minimum rent for the quarter ended June 30, 2006 increased $3.6 million or 3.5% as compared with the quarter ended June 30, 2005. Minimum rent increased $9.6 million due to property acquisitions completed during the last two quarters of 2005 and the first two quarters of 2006 and $2.7 million is due to rent increases in our same property portfolio. These increases were offset by $8.6 million attributable to rent associated with our retail properties that were contributed to joint ventures during the fourth quarter of 2005 and the first quarter of 2006.
     Tenant recoveries for the quarter ended June 30, 2006 decreased $1.6 million or 18.2% as compared with the quarter ended June 30, 2005. Of the decrease, $2.7 million is attributable to the retail properties contributed to joint ventures during the last quarter of 2005 and the first quarter of 2006, which was offset by a $1.1 million increase attributable to acquisitions completed during the last two quarters of 2005 and the first two quarters of 2006.
     Construction revenues and construction expenses of $7.8 million and $7.7 million, respectively, for the quarter ended June 30, 2006 are a result of third party services provided by our construction company. Our construction company had not begun providing services to third parties during the quarter ended June 30, 2005. These construction and development services were provided to the joint venture, CG at Canyon Creek, in which we own a 25% partnership interest. All revenues and expenses associated with our percent interest are eliminated in consolidation.
     Other property related revenue for the quarter ended June 30, 2006 increased $2.0 million or 27.6% as compared with the quarter ended June 30, 2005. The increase is a result of additional ancillary income from our existing properties and income attributable to property acquisitions completed during the last two quarters of 2005 and the first two quarters of 2006.
     Other non-property related revenue for the quarter ended June 30, 2006 increased $2.2 million or 94.5% as compared with the quarter ended June 30, 2005 as a result of increased management and other fees associated with various joint venture and other projects.
     Total property operating expenses for the quarter ended June 30, 2006 increased $2.0 million or 4.9% as compared to the quarter ended June 30, 2005. Of this increase, $4.6 million is attributable to new properties acquired in the last two quarters of 2005 and the first two quarters of 2006. This increase was partially offset by reduced expenses as a result of the contribution of ten retail properties to joint ventures during the fourth quarter of 2005 and the first quarter of 2006.
     General and administrative expenses for the quarter ended June 30, 2006 increased $1.1 million or 10.9% as compared to the quarter ended June 30, 2005. Of the increase, $0.8 million is related to an increase in salaries and other incentives associated with the growth of the Company and the remaining increase is attributable to administrative expenses associated with various joint ventures entered into during the last two quarters of 2005 and the first two quarters of 2006.

     Depreciation and amortization expenses for the quarter ended June 30, 2006 decreased $13.9 million or 26.2% as compared to the quarter ended June 30, 2005. Of the decrease, $15.9 million is attributable to decreased amortization of in-place lease intangible assets acquired in the Cornerstone merger. The offset is a result of the net acquisition and disposition activity in the last two quarters of 2005 and the first two quarters of 2006.
     Interest expense and debt cost amortization for the quarter ended June 30, 2006 decreased $3.2 million as compared to the quarter ended June 30, 2005. This decrease is primarily attributable to the issuance of $200 million of common equity in September 2005 and the disposition of assets during 2005, the proceeds of which were used to reduce our outstanding debt. This decrease is partially offset by an approximate 200 basis point increase in rates on our floating rate debt since June 30, 2005.
     Interest income for the quarter ended June 30, 2006 increased $1.6 million as compared to the quarter ended June 30, 2005. This increase is attributable to an increase of approximately $28.6 million in our notes receivable outstanding from June 30, 2005 to June 30, 2006.
     Income (loss) from partially owned entities for the quarter ended June 30, 2006 decreased $2.7 million as compared to the quarter end June 30, 2005. This decrease is primarily attributable to depreciation and amortization expense associated with the DRA / Colonial Office Joint Venture that was entered into in September 2005.
     Gains from sales of property, net of income taxes included in continuing operations for the quarter ended June 30, 2006 increased $29.6 million as compared to the quarter ended June 30, 2005. The increase is a result of the sale of 85% of our interest in Colonial Center at Mansell Overlook, land parcel sales and condominium sales during the quarter ended June 30, 2006 (see Note 3 to our Notes to Consolidated Condensed Financial Statements).
     Income from discontinued operations for the three months ended June 30, 2006 decreased $17.2 million compared to the three months ended June 30, 2005. At June 30, 2006, we had classified four multifamily apartment communities containing approximately 2,606 units, two office assets containing approximately 462,500 square feet and one retail asset containing approximately 73,500 square feet as held for sale. The operating property sales that occurred in the second quarter of 2006 and 2005, which resulted in a gain on disposal of $9.5 million and $26.9 million, respectively, are classified as discontinued operations (see Note 3 to our Notes to Consolidated Condensed Financial Statements).
Results of Operations – Six Months Ended June 30, 2006 and 2005
     Minimum rent for the six months ended June 30, 2006 increased $42.8 million or 25.2% as compared with the six months ended June 30, 2005. Minimum rent increased $28.1 million due to three additional months of operations from Cornerstone properties during 2006. Furthermore, $18.1 million is due to other acquisitions and $7.1 million is attributable to rent increases in our same property portfolio. These increases were partially offset by $8.9 million attributable to rent associated with our retail properties that were contributed to joint ventures during the fourth quarter of 2005 and the first quarter of 2006.
     Tenant recoveries for the six months ended June 30, 2006 decreased $2.7 million or 15.3% as compared with the six months ended June 30, 2005. Of the decrease, $3.0 million is attributable to the retail properties contributed to joint ventures during the last quarter of 2005 and the first quarter of 2006, which was offset by acquisition activity.
     Construction revenues and construction expenses of $19.9 million and $19.0 million, respectively, for the six months ended June 30, 2006 are a result of third party services provided by our construction company. Our construction company had not begun providing services to third parties during the quarter ended June 30, 2005. These construction and development services were provided to the joint venture, CG at Canyon Creek, in which we own a 25% partnership interest. All revenues and expenses associated with our percent interest are eliminated in consolidation.
     Other property related revenue for the six months ended June 30, 2006 increased $5.5 million or 50.7% as compared with the six months ended June 30, 2005. The increase is a result of three additional months of operations in 2006 for the Cornerstone properties which attributed $3.5 million and the remaining increase is due to additional ancillary income from our existing properties.

     Other non-property related revenue for the six months ended June 30, 2006 increased $5.4 million as compared with the six months ended June 30, 2005 as a result of increased management and other fees associated with various joint venture and other projects.
     Total property operating expenses for the six months ended June 30, 2006 increased $18.9 million or 28.3% as compared to the six months ended June 30, 2005. Of this increase, $13.2 million is attributable to three additional months of operations in 2006 for the Cornerstone properties and $8.5 million is attributable to the new properties acquired in the last two quarters of 2005 and the first two quarters of 2006. This increase was partially offset by reduced expenses as a result of the contribution of ten retail properties to joint ventures during the fourth quarter of 2005 and the first quarter of 2006.
     General and administrative expenses for the six months ended June 30, 2006 increased $5.3 million or 31.3% as compared to the six months ended June 30, 2005. Of the increase, $1.8 million is related to an increase in salaries and other incentives associated with the growth of the Company, $1.5 million consists of three additional months of administrative expenses in 2006 associated with the Cornerstone properties and the remaining increase is attributable to administrative expenses associated with various joint ventures entered into during the last two quarters of 2005 and the first two quarters of 2006.
     Depreciation and amortization expenses for the six months ended June 30, 2006 increased $6.2 million or 7.9% as compared to the six months ended June 30, 2005. The increase is a result of the net acquisition and disposition activity in the last two quarters of 2005 and the first two quarters of 2006.
     Interest expense and debt cost amortization for the six months ended June 30, 2006 increased $5.7 million as compared to the six months ended June 30, 2005. This increase is attributable to the issuance of $325 million of senior notes in September 2005, outstanding debt assumed in the Cornerstone merger, and an approximate 200 basis point increase in rates on our floating rate debt since June 30, 2005.
     Loss on retirement of debt for the six months ended June 30, 2006 totaled $0.8 million which resulted from the early retirement of secured debt associated with four multifamily communities. There was no loss on retirement of debt for the six months ended June 30, 2005.
     Interest income for the six months ended June 30, 2006 increased $3.0 million as compared to the six months ended June 30, 2005. This increase is attributable to an increase of approximately $28.6 million in our notes receivable outstanding from June 30, 2005 to June 30, 2006.
     Income (loss) from partially owned entities for the six months ended June 30, 2006 decreased $4.2 million as compared to the six months end June 30, 2005. This decrease is primarily attributable to depreciation and amortization expense associated with the DRA / Colonial Office Joint Venture that was entered into in September 2005.
     Gains on hedging activities for the six months ended June 30, 2006 increased $2.1 million as a result of the settlement of a $200 million forward starting swap (see Note 9 to our Notes to Consolidated Condensed Financial Statements).
     Gains from sales of property, net of income taxes included in continuing operations for the six months ended June 30, 2006 increased $36.0 million as compared to the six months ended June 30, 2005. The increase is a result of the sale of 85% of our interest in Colonial Center at Mansell Overlook, an office asset located in Atlanta, Georgia, 90% of our interest in four south Florida retail properties, and parcel sales and condominium sales during the six months ended June 30, 2006 (see Note 3 to our Notes to Consolidated Condensed Financial Statements).
     Income from discontinued operations for the six months ended June 30, 2006 decreased $82.7 million compared to the six months ended June 30, 2005. At June 30, 2006, we had classified four multifamily apartment communities containing approximately 2,606 units, two office assets containing approximately 462,500 square feet and one retail asset containing approximately 73,500 square feet as held for sale. The operating property sales that occurred in the first six months of 2006 and 2005, which resulted in a gain on disposal of $18.9 million and $118.2 million, respectively, are classified as discontinued operations (see Note 3 to our Notes to Consolidated Condensed Financial Statements).

Liquidity and Capital Resources
     Our net cash provided by operating activities decreased from $106.4 million for the six months ended June 30, 2005 to $90.4 million for the six months ended June 30, 2006, primarily due to a change in our asset mix and the reduction in our leverage.
     Net cash flows from investing activities increased from net cash used in investing activities of $114.4 million for the six months ended June 30, 2005 to net cash provided by investing activities of $62.5 million for the six months ended June 30, 2006, primarily due to increased proceeds from sales of property and decreased property acquisitions. These increases were offset by an increase in development expenditures for the six months ended June 30, 2006. In addition, we incurred direct costs associated with the Cornerstone merger of $33.3 million during the six months ended June 30, 2005.
     Net cash flows from financing activities decreased from net cash provided by financing activities of $41.2 million for the six months ended June 30, 2005 to net cash used in financing activities of $154.0 million for the six months ended June 30, 2006. The decrease was primarily due to the $275 million senior notes offering and the net reduction in debt of $209.8 million during the six months ended June 30, 2005 and the redemption of preferred shares during the six months ended June 30, 2006.
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
     On February 2, 2006, we announced the Board of Trustees’ authorization of the repurchase of up to $65 million of the Company’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. This repurchase program was effective immediately and extends through January 27, 2007. Under the repurchase program, we are authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate us to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. During the three and six months ended June 30, 2006, we repurchased 29,700 and 1,135,935 Series E Depositary Shares, respectively, for a total cost of approximately $0.7 million and $28.5 million, respectively.
     During April 2006, we announced that the Board of Trustees authorized the redemption of our 9.25% Series C Cumulative Redeemable Preferred Shares. The redemption, of all 2.0 million outstanding Series C preferred shares for approximately $50.0 million, occurred on June 30, 2006.
     During July, 2006, the Company repaid its $65.0 million 8.05% unsecured senior notes, which matured on that date. The notes were repaid with borrowings from the Company’s unsecured line of credit.

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
     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the six months ended June 30, 2006, we sold twelve multifamily properties consisting of approximately 3,002 units, including eleven properties acquired from Cornerstone consisting of 2,652 units, our 15% ownership interest in four multifamily properties consisting of 762 units and our 20% ownership interest in one multifamily property consisting of 266 units. In addition to the sale of these multifamily properties, we sold 85% of our interest in an office complex representing 0.9 million square feet, 15% of our interest in three office complexes representing 0.5 million square feet and 90% of our interest in four retail properties representing 746.5 million square feet. The aggregate sales price of $493.4 million was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties and to fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.
     At June 30, 2006, our total outstanding debt balance was $2.4 billion. The outstanding balance includes fixed-rate debt of $2.1 billion, or 86.4% of the total debt balance, and floating-rate debt of $0.3 billion, or 13.6% of the total debt balance. Our total market capitalization, calculated as a sum of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of June 30, 2006 was $5.6 billion and our ratio of debt to market capitalization was 43.8%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2006, we were in compliance with these covenants.
Unsecured Revolving Credit Facilities
     As of June 30, 2006, CRLP, with Colonial Properties Trust as guarantor, has a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, the Company has a $40.0 million cash management line provided by Wachovia that will remain outstanding until March 22, 2008.
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
     As of June 30, 2006, $290.0 million was outstanding under the Credit Facilities, comprised of $190.0 million under the revolving credit facility and $100.0 million under the term loan facility. Additionally, the cash management line had a $33.5 million balance at June 30, 2006. Additional proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities mature on March 22, 2008, with an option to extend for one year. The interest rate of the Credit Facilities, including the competitive bid balance, is 5.76% and 3.92% at June 30, 2006 and 2005, respectively.
     As disclosed above, these Credit Facilities bear interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our June 30, 2006 debt ratings, the spread is 80 basis points. The Credit Facilities, excluding the cash management line of credit, mature and are renewable in March 2008, and provide for a one-year extension. The Credit Facilities include a competitive bid feature that will allow us to convert up to $250 million under the Credit Facilities to a fixed rate for a fixed term not to exceed 90 days.
     Investing Activities
     During the second quarter of 2006, we acquired four multifamily assets containing approximately 1,650 units at a cost of approximately $142.0 million.
     During the second quarter of 2006, we continued with the development of six multifamily properties, five of which are wholly-owned and one that is partially-owned, two office properties and five retail properties, four of which are wholly-owned and one that is partially-owned. These communities, if developed as anticipated, are expected to contain approximately 2,002 units, 260,000 square feet and 1.4 million square feet, respectively, and the total investment, including land acquisition costs, is projected to be approximately $377.4 million. We also continued the development of eight for sale projects. If these communities are developed as anticipated, the total investment, including land acquisition costs, is projected to be approximately $196.9 million. In addition to the developments previously mentioned, during the second quarter of 2006 we began the development of three additional multifamily properties and one additional office property in which we are expected to invest $155.9 million to complete the developments. During the three months ended June 30, 2006, we invested $109.4 million in development projects and certain parcels of land that were acquired for future development.
     We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During the three months and six months ended June 30, 2006, we incurred approximately $7.8 million and $17.6 million related to tenant improvements and leasing commissions, and approximately $8.7 million and $12.4 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.
     Dividend
     The dividend on our common shares was $0.68 per share for the second quarter of 2006. We also pay regular quarterly dividends on our preferred shares. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. We also make regular quarterly distributions on common and preferred units in CRLP.

Critical Accounting Policies and Estimates
     Refer to our 2005 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the three months ended June 30, 2006, there were no material changes to these policies.
Derivatives and Hedging
     We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at June 30, 2006. The notional value at June 30, 2006 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At June 30, 2006
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate CAP, Cash Flow	$ 19.7 million	6.850%	6/29/07	$—
Interest Rate CAP, Cash Flow	$ 16.7 million	6.850%	7/3/07	—
Interest Rate CAP, Cash Flow	$ 12.8 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$ 22.4 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$ 9.9 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$ 10.0 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$ 14.9 million	7.543%	8/1/08	2
Interest Rate CAP, Cash Flow	$ 7.4 million	6.983%	8/1/08	2
Interest Rate CAP, Cash Flow	$ 6.2 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$ 13.3 million	6.786%	9/1/08	6
Interest Rate CAP, Cash Flow	$ 5.5 million	7.900%	2/1/09	1
Interest Rate CAP, Cash Flow	$ 17.6 million	8.100%	2/1/09	2
Interest Rate CAP, Cash Flow	$ 10.2 million	11.200%	7/1/10	—
Interest Rate SWAP, Cash Flow	$100.0 million	4.573%	3/24/08	1,519
Interest Rate SWAP, Cash Flow	$200.0 million	5.689%	11/15/16	493
Interest Rate SWAP, Cash Flow	$175.0 million	4.877%	7/13/17	10,722
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
     At June 30, 2006, derivatives with a fair value of $12.7 million were included in other assets. The change in net unrealized gains/losses of $4.9 million and $11.2 million for derivatives designated as cash flow hedges for the three and six months ended June 30, 2006, respectively, is a component of shareholders’ equity. The change in fair value of derivatives not designated as hedges of $0.1 million is included in other income for the three months ended June 30, 2005. There were no outstanding derivatives not designated as hedges during the three months ended June 30, 2006. The change in fair value of derivatives not designated as hedges of $2.7 million and $0.3 million is included in other income for the six months ended June 30, 2006 and 2005, respectively.
     During February 2006, we settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, we began treating this derivative as an economic hedge during 2005. As noted above, changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during the six months ended June 30, 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt. If the issuance of the associated debt becomes no longer probable, the $1.5 million will be reversed to other income at such time.

     During June 2006, we entered into an interest rate swap agreement to hedge the interest rate risk associated with a forecasted debt issuance that is expected to occur during 2006. This interest rate swap agreement has a notional amount of $200 million, a fixed interest rate of 5.689%, and a maturity date of November 15, 2016.
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
     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2006, our exposure to rising interest rates was mitigated by the existing debt level of 43.8% of our total market capitalization, the high percentage of fixed rate debt (86.4%), and the use of interest rate swaps to effectively fix the interest rate on approximately $100.0 million through March 2008. Additionally, we have entered into two forward starting swap agreements that hedge forecasted unsecured bond issuances of $200 million and $175 million in late 2006 and mid 2007, respectively. As it relates to the short-term, we anticipate increases in interest expense resulting from increasing inflation to be less than future increases in income before interest.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and unit data)	2006	2005	2006	2005
Net income available to common shareholders	$28,495	$7,823	$33,935	$80,099
Minority interest in CRLP	6,674	2,154	8,059	25,755
Minority interest in gain/(loss) on sales of undepreciated property	1,506	—	2,641	—

Total	$36,675	$9,977	$44,635	$105,854

Adjustments (consolidated):
Real estate depreciation	36,829	34,658	76,360	59,885
Real estate amortization	3,758	24,720	11,587	28,308
Consolidated gains from sales of property, net of income tax	(39,297)	(27,520)	(55,829)	(117,852)
Gains from sales of undepreciated property, net of income tax and minority interest	7,052	1,184	9,623	2,124
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	3,979	1,210	7,410	2,383
Real estate amortization	1,673	2	2,880	3
Gains from sales of property	(960)	—	(1,200)	(2,440)

Funds from operations	$49,709	$44,231	$95,466	$78,265

Funds from operations per share and unit — basic	$0.89	$0.88	$1.71	$1.77

Funds from operations per share and unit — diluted	$0.88	$0.88	$1.69	$1.77

Weighted average common shares outstanding — basic	45,424	39,325	45,203	33,575
Weighted average partnership units outstanding — basic (1)	10,693	10,868	10,778	10,604

Weighted average shares and units outstanding — basic	56,117	50,193	55,981	44,179
Effect of diluted securities (2)	473	—	485	—

Weighted average shares and units outstanding — diluted	56,590	50,193	56,466	44,179

(1)	Represents the weighted average of outstanding units of minority interest in Colonial Realty Limited Partnership.

(2)	For periods where the Company reported a net loss from continuing operations (after preferred dividends), the effect of dilutive shares has been excluded from per share computations as including such shares would be anti-dilutive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of June 30, 2006, we had approximately $331.0 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material in relation to our $2.4 billion of outstanding total debt, our $4.3 billion of total assets and $5.6 billion total market capitalization as of June 30, 2006.
     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.3 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.3 million. This assumes that the amount outstanding under our variable rate debt remains approximately $331.0 million, the balance as of June 30, 2006.
     As of June 30, 2006, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness as of June 30, 2006 of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described below, the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the other information contained and incorporated by reference in this Quarterly Report on Form 10-Q and the descriptions included in our consolidated financial statements and accompanying notes, before making an investment decision regarding our Company. The risks and uncertainties described herein and in our 2005 Annual Report on Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks identified in our 2005 Annual Report on Form 10-K, we are also subject to the following additional risks:
The development or conversion of for sale projects could adversely affect our results of operations.
We intend to develop for sale assets and may continue to convert existing apartment communities into condominium units for sale. For sale development and conversion activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our for sale development and conversion activities may expose us to the following risks:
•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs and/or slow sales;

•	local real estate market conditions, such as oversupply or reduction in demand may result in slowed or unpredictable sales;

•	we may incur development or conversion costs for a property that exceed original estimates due to increased materials, labor or other costs or unforeseen environmental conditions, which could make completion of the property uneconomical causing the Company to fail to meet its profitability goals;

•	land, insurance and construction costs have been increasing in our markets, and may continue to increase in the future and we may be unable to charge rents, or sales prices with respect to for-sale product, that would compensate for these increases in costs;

•	for sale properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold; and we may abandon development or conversion opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring those opportunities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
              During the six months ended June 30, 2006, the Company repurchased 1.1 million of the Company’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares for a total cost of approximately $28.5 million.

Issuer Purchases of Equity Securities (1)

Total Number of
			Shares Purchased	Approximate Dollar
			as Part of Publicly	Value of Shares that
	Total Number of	Average Price	Announced Plans	May Yet Be Purchased
Period	Shares Purchased	Paid Share	or Programs	Under the Program
April 1, 2006 – April 30, 2006	29,700	$25.01	29,700	$36,555,000
May 1, 2006 – May 31, 2006	—	—	—	—
June 1, 2006 – June 30, 2006	—	—	—	—

Total	29,700	$25.01	29,700	$36,555,000

(1)	On February 2, 2006, the Company announced the Board of Trustees’ authorization of the repurchase of up to $65 million Series E Depositary Shares. This repurchase program was effective immediately and extends through January 27, 2007. Under the repurchase program, the Company is authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement.
     On June 30, 2006, the Company repurchased all 2.0 million of the Company’s then outstanding 9.25% Series C Cumulative Redeemable Preferred Shares for a total cost of approximately $50.0 million. The Board of Trustees’ authorized the redemption of these shares during April 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Colonial Properties Trust was help on April, 26, 2006. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.
Proposal 1 – Election of Trustees

	Term		Votes
Elected Trustees:	Expires	Votes For	Withheld
Carl F. Bailey	2007	40,972,678	308,755
M. Miller Gorrie	2007	39,991,700	1,289,734
William M. Johnson	2007	41,064,683	216,751
Glade M. Knight	2007	40,887,507	393,926
James K. Lowder	2007	39,987,070	1,294,364
Thomas H. Lowder	2007	39,991,327	1,290,107
Herbert A. Meisler	2007	40,966,411	315,023
Claude B. Nielsen	2007	40,978,042	303,392
Harold W. Ripps	2007	40,982,797	298,636
Donald T. Senterfitt	2007	40,964,478	316,956
John W. Spiegel	2007	40,177,272	1,104,162

Proposal 2 – Ratification of Appointment of Independent Auditors
     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2006 was approved. The following votes were taken in connection with this proposal:

Votes for	40,974,633
Votes Against	232,282
Absentions	74,518
Item 6. Exhibits
     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL PROPERTIES TRUST

Date: August 9, 2006	By:	/s/ Weston M. Andress
Weston M. Andress
President and Chief Financial Officer

Date: August 9, 2006	By:	/s/ John E. Tomlinson
John E. Tomlinson
Executive Vice President &
Chief Accounting Officer
(Principal Accounting Officer)

Index of Exhibits

10.1	Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended†	Filed herewith

10.2	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement†	Filed herewith

10.3	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Performance Share Agreement†	Filed herewith

10.4	Form of Restricted Share Agreement†	Filed herewith

10.5	Form of Share Option Agreement †	Filed herewith

10.6	Summary of Incentive Program†	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

15.1	Letter re: Unaudited Interim Financial Information	Filed herewith

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

†	Denotes a management contract or compensatory plan, contract or arrangement.