Form 10-K
period 2006-12-31
COLONIAL PROPERTIES TRUST
filed 2007-02-28
CIK 909111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:
(205) 250-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares of Beneficial Interest, $.01 par value per share	New York Stock Exchange
Depositary shares, each representing 1/10 of a share of 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange
Depositary shares, each representing 1/100 of a share of 7 5/8% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

     The aggregate market value of the 43,486,069 Common Shares of Beneficial Interest held by non-affiliates of the Registrant was approximately $2,148,211,809 based on the closing price of $49.40 as reported on the New York Stock Exchange for such Common Shares of Beneficial Interest on June 30, 2006.

     Number of the Registrant’s Common Shares of Beneficial Interest outstanding as of February 26, 2007: 46,266,607

i

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on April 25, 2007 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2006.

PART I

This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described herein. Such factors include, among others, the following:

•	national and local economic, business and real estate conditions including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms;

•	our ability to implement our strategic plan to focus predominately on multifamily properties;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	development or conversion of for-sale projects could adversely affect our results of operations;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our ability to continue to satisfy complex rules in order for us to maintain our status as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, the ability of our operating partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financings;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other factors affecting the real estate industry generally.

The Company undertakes no obligation to update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

We are a self-administered equity REIT that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property and for-sale residential property. Our activities include full or partial ownership of a portfolio of 223 properties as of December 31, 2006, located in Alabama, Arizona, California, Florida, Georgia, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new operating properties and for-sale properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

As of December 31, 2006, including properties in lease-up, we owned interests in 127 multifamily apartment communities (the “multifamily properties”) containing a total of 38,111 apartment units (including 108 wholly-owned consolidated properties and 19 properties owned through unconsolidated joint-venture entities aggregating 32,227 and 5,884 units, respectively), 53 office properties (the “office properties”) containing a total of approximately 16.9 million square feet of office space (including 30 wholly-owned consolidated properties and 23 partially-owned properties owned through unconsolidated joint-venture entities aggregating approximately 6.5 million and 10.4 million square feet, respectively), 43 retail properties (the “retail properties”) containing a total of approximately 12.7 million square feet of retail space (including 33 wholly-owned consolidated properties and 10 properties owned through unconsolidated joint-venture entities aggregating approximately 7.3 million and 5.4 million square feet, respectively) and parcels of land (the “land”) adjacent to or near certain of these properties. The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties.” As of December 31, 2006, consolidated multifamily, office and retail properties that had achieved stabilized occupancy were 95.5%, 93.5% and 93.1% leased, respectively.

We are the general partner of, and hold approximately 81.4% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP” or the “Operating Partnership”). We conduct all of our business through the Operating Partnership and the Operating Partnership’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for the wholly-owned properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management, construction, and development services for properties owned by third parties and through joint ventures. We perform all of our for-sale residential and condominium conversion activities through CPSI.

We were formed in Maryland on July 9, 1993. We were reorganized as an Alabama real estate investment trust in 1995. Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700.

Merger with Cornerstone Realty Income Trust

On April 1, 2005, we completed the merger with Cornerstone Realty Income Trust, Inc. (“Cornerstone”), a Virginia corporation, pursuant to an Agreement and Plan of Merger, dated as of October 25, 2004, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated January 24, 2005 (the “Merger Agreement”). As a result of the merger, we succeeded by operation of law to all of the assets and liabilities of Cornerstone prior to the merger, which consisted of 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures.

In connection with the merger, Colonial issued 11,277,358 Colonial common shares, 5,326,349 Colonial Series E preferred depositary shares and 578,358 CRLP common units to former shareholders of Cornerstone. The shares of Colonial issued to the Cornerstone shareholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4 (File No. 333-121675).

Acquisitions and Developments

The following table summarizes our acquisitions and developments that were completed in 2006. For the purposes of the following table and throughout this Form 10-K, the size of a multifamily property is measured by the number of units and the size of an office property and retail property is measured in square feet.

		Total Units/	Total
	Location	Square Feet(1)	Cost
			(In thousands)

Consolidated Acquisitions:
Multifamily Properties
Colonial Village at Willow Creek	Dallas, TX	478	$39,250
Colonial Grand at McDaniel Farm	Atlanta, GA	424	41,000
Colonial Village at Shoal Creek	Dallas, TX	408	33,870
Colonial Village at Chancellor Park	Charlotte, NC	340	27,800
Colonial Grand at Scottsdale	Phoenix, AZ	180	29,620
Colonial Grand at Pleasant Hill	Atlanta, GA	502	45,350
Colonial Grand at Shiloh	Atlanta, GA	498	50,400
Colonial Village at Oakbend	Dallas, TX	426	31,950
Colonial Grand at University Center	Charlotte, NC	156	14,250
Colonial Grand at Cypress Cove	Charleston, SC	264	29,100

			$342,590

Office Properties
The Peachtree(2)	Atlanta, GA	50,000	8,300

Total Consolidated Acquisitions			$350,890

Unconsolidated Acquisitions:
Multifamily Properties(3)
Colonial Grand at Huntcliff	Atlanta, GA	358	$8,000
Colonial Village at Matthews	Charlotte, NC	370	4,900
Belterra	Fort Worth, TX	288	2,700
Park Crossing	Fairfield, CA	200	3,400

Total Unconsolidated Acquisitions			$19,000

Completed Developments:
Multifamily Properties
Colonial Grand at Silverado Reserve	Austin, TX	238	$24,065
Retail Properties
Colonial Pinnacle Tutwiler Farm	Birmingham, AL	450,000	33,221
Colonial Pinnacle Turkey Creek(4)	Knoxville, TN	477,000	39,300

		927,000	$72,521

Total Completed Developments			$96,586

(1)	Square footage includes anchor-owned square footage.

(2)	Represents additional square footage acquired in 2006. The majority of this building was acquired in August 2005.

(3)	Amount represents our portion of the acquisition cost, including mortgage debt issued or assumed.

(4)	Represents 50% of the development costs, as we are a 50% equity partner in this unconsolidated development.

Acquisitions

During 2006, we acquired ten wholly-owned multifamily apartment communities, a partial interest in four multifamily apartment communities and additional square footage in an office asset. In addition to these acquisitions, we also acquired certain parcels of land to be used in developments (see Continuing Development Activity below).

Multifamily Properties

Colonial Grand at Huntcliff — On February 3, 2006, we acquired a 20% partnership interest in and took over the management of, Colonial Grand at Huntcliff, a 358-unit multifamily apartment community located in Atlanta, Georgia. Our 20% investment in the partnership was $8.0 million, which consisted of $5.2 million of newly issued mortgage debt and $2.8 million of cash. The cash portion of this investment was funded from borrowings under our unsecured line of credit.

Colonial Village at Matthews — On March 29, 2006, we acquired a 25% partnership interest in and took over the management of, Colonial Village at Matthews, a 370-unit multifamily apartment community located in Charlotte, North Carolina. Our 25% investment in the partnership was $4.9 million, which consisted of $3.7 million of newly issued mortgage debt and $1.2 million of cash. The cash portion of this investment was funded from borrowings under our unsecured line of credit.

Colonial Village at Willow Creek — On May 31, 2006, we acquired a 478-unit multifamily apartment community, Colonial Village at Willow Creek (formerly Meridian Hill), located in Dallas, Texas. The property was acquired for a total purchase price of $39.3 million, which was funded by proceeds from assets sales and borrowings under our unsecured line of credit.

Colonial Grand at McDaniel Farm — On May 31, 2006, we acquired a 424-unit multifamily apartment community, Colonial Grand at McDaniel Farm (formerly Summer Ridge), located in Atlanta, Georgia. The property was acquired for a total purchase price of $41.0 million, which was funded by proceeds from assets sales and borrowings under our unsecured line of credit.

Colonial Village at Shoal Creek — On June 1, 2006, we acquired a 408-unit multifamily apartment community, Colonial Village at Shoal Creek, located in Dallas, Texas. The property was acquired for a total purchase price of $33.9 million, which was funded by proceeds from assets sales and borrowings under our unsecured line of credit.

Colonial Village at Chancellor Park — On June 30, 2006, we acquired a 340-unit multifamily apartment community, Colonial Village at Chancellor Park, located in Charlotte, North Carolina. The property was acquired for a total purchase price of $27.8 million, which was funded by proceeds from assets sales and borrowings under our unsecured line of credit.

Colonial Grand at Scottsdale — On July 31, 2006, we acquired a 180-unit multifamily apartment community, Colonial Grand at Scottsdale (formerly San Cabrilla), located in Phoenix, Arizona. The property was acquired for a total purchase price of $29.6 million, which was funded by proceeds from asset sales and borrowings under our unsecured line of credit.

Colonial Grand at Pleasant Hill — On August 31, 2006, we acquired a 502-unit multifamily apartment community, Colonial Grand at Pleasant Hill, located in Atlanta, Georgia. The property was acquired for a total purchase price of $45.4 million, which was funded by proceeds from asset sales and borrowings under our unsecured line of credit.

Colonial Grand at Shiloh — On September 8, 2006, we acquired a 498-unit multifamily apartment community, Colonial Grand at Shiloh, located in Atlanta, Georgia. The property was acquired for a total purchase price of $50.4 million, which was funded by proceeds from asset sales and borrowings under our unsecured line of credit.

Belterra — On September 13, 2006, we acquired a 10% interest in and took over the management of, a 288-unit multifamily apartment community, Belterra, located in Fort Worth, Texas. Our investment in the partnership was approximately $2.7 million, which consisted of $2.0 million of newly issued mortgage debt and $0.7 million of cash. The cash portion of this investment was funded from borrowings under our unsecured line of credit.

Colonial Village at Oakbend — On September 28, 2006, we acquired a 426-unit multifamily apartment community, Colonial Village at Oakbend, located in Dallas, Texas. The property was acquired for a total purchase price of $32.0 million, which was funded by proceeds from asset sales and borrowings under our unsecured line of credit.

Park Crossing — On November 16, 2006, we acquired a 10% interest in and took over the management of, a 200-unit multifamily apartment community, Park Crossing, located in Fairfield, California. Our investment in the partnership was approximately $3.4 million, which consisted of $2.6 million of newly issued mortgage debt and $0.8 million of cash. The cash portion of this investment was funded from borrowings under our unsecured line of credit.

Colonial Grand at University Center — On November 1, 2006, we acquired a 156-unit multifamily apartment community, Colonial Grand at University Center, located in Charlotte, North Carolina. The property was acquired for a total purchase price of $14.3 million, which was funded by proceeds from asset sales and borrowings under our unsecured line of credit.

Colonial Grand at Cypress Cove — On December 28, 2006, we acquired a 264-unit multifamily apartment community, Colonial Grand at Cypress Cove, located in Charleston, South Carolina. The property was acquired for a total purchase price of $29.1 million which was funded by proceeds from asset sales and borrowings under our unsecured line of credit.

Office Property

The Peachtree — On January 2, 2006, we acquired an additional 50,000 square feet of condominium interests in The Peachtree, a Class A office building located in Atlanta, Georgia. We made our initial investment in the property in August 2005 when we purchased 76% of the condominium interests for $43.8 million. The purchase of the additional square footage increased our ownership to more than 90% of the property. The additional investment of $8.3 million was funded by proceeds from asset sales and borrowings under our unsecured line of credit.

Completed Developments

Multifamily Property

Colonial Grand at Silverado Reserve — During the third quarter of 2006, we completed the development of Colonial Grand at Silverado Reserve, a 238-unit multifamily community located in Austin, Texas. Project costs, including land acquisition costs, were $24.1 million and were funded through our unsecured line of credit.

Retail Properties

Colonial Pinnacle Tutwiler Farms — During the fourth quarter of 2006, we completed the development of Colonial Pinnacle at Tutwiler Farms, a 450,000 square foot development located in Birmingham, Alabama. Project costs, including land acquisition costs, were $33.2 million and were funded through our unsecured line of credit. This property was sold during the fourth quarter.

Colonial Pinnacle Turkey Creek — During the third quarter of 2006, we completed the development of Colonial Pinnacle at Turkey Creek, a 50% joint venture development with Turkey Creek Land Partners. The 477,000 square foot center is located in Knoxville, Tennessee and is anchored by Belk, Bed Bath & Beyond and Regal Theaters. The center also includes other larger format stores, specialty fashion retailers and upscale restaurants. Our portion of project costs, including land acquisition costs, was $39.3 million and was primarily funded through a collateralized construction loan.

Continuing Development Activity

The following table summarizes our properties that are under construction, including undeveloped land, at December 31, 2006:

	Total
	Units/			Costs
	Square	Estimated	Estimated	Capitalized
	Feet(1)	Completion	Total Costs	to Date
			(In thousands)	(In thousands)
Multifamily Projects:
Colonial Grand at Round Rock	422	2007	$34,500	$34,101
Colonial Grand at Huntersville	250	2007	26,100	5,768
Colonial Grand at Double Creek	300	2008	31,800	4,853
Colonial Grand at Ayrsley	368	2008	34,900	7,200
Colonial Grand at Traditions	324	2008	41,400	6,629
Colonial Grand at Shelby Farms II	154	2008	13,400	1,352
Colonial Grand at Sweetwater	195	2008	23,500	5,376
Colonial Grand at Ridell Ranch	376	2008	34,300	3,723
Colonial Grand at Randal Park	600	2010	75,900	7,503
Office Projects:
Northrop Grumman	110,000	2007	17,300	12,750
Colonial Center TownPark 300	150,000	2007	20,600	15,574
Colonial Brookwood Center	169,000	2007	40,300	18,237
Metropolitan(2)	155,000	2008	35,200	5,499
Retail Projects:
Colonial Pinnacle Craft Farms I	376,000	2007	42,500	22,880
Colonial Pinnacle Tutwiler Farm II	85,000	2007	15,100	7,953
Colonial Promenade Alabaster II	354,000	2007	21,200	9,558
Colonial Promenade Fultondale	360,000	2008	24,800	6,616
Colonial Promenade Tannehill	373,000	2008	41,000	19,161
Metropolitan(2)	189,000	2008	52,800	7,053
Colonial Pinnacle Craft Farms II	67,000	2009	13,500	9,843
For-Sale Projects:
Regatta at James Island	212	2007	25,000	23,878
Colonial Traditions at Gulf Shores (Lots)	371	2007	21,000	20,474
Southgate on Fairview	47	2007	16,500	3,708
The Renwick	85	2007	24,300	10,826
Cypress Village (Townhouse Units & Lots)	196	2007	60,300	43,183
Grander	30	2007	16,600	12,723
Spanish Oaks (Lots)	200	2007	9,800	7,562
Metropolitan(2)	98	2008	41,200	4,135
Other Projects and Undeveloped Land:
TownPark Land and Infrastructure				15,443
Heathrow Land and Infrastructure				12,704
Land & Other				67,931

Total Consolidated Construction in Progress				$434,196

Unconsolidated
Colonial Grand at Canyon Creek(3)	336	2007	8,600	7,537
Regents Park(4)	23	2007	15,000	9,168
Colonial Promenade Smyrna(5)	410,000	2008	16,000	5,937

Total Unconsolidated Construction in Progress				$22,642

(1)	Square footage includes anchor-owned square footage for retail properties.

(2)	This project is part of a mixed-use development.

(3)	Development costs represent 25% of total development costs, as we are a 25% partner in this project.

(4)	Development costs represent 40% of total development costs, as we are a 40% partner in this project.

(5)	Development costs represent 50% of total development costs, as we are a 50% partner in this project.

Continuing Multifamily Development Activity

Colonial Grand at Round Rock — During 2006, we continued the development of Colonial Grand at Round Rock, a 422-unit multifamily community located in Austin, Texas. Project development costs, including land acquisition costs, are expected to be $34.5 million and will be funded through our unsecured line of credit. The development is expected to be completed in the first quarter of 2007.

Colonial Grand at Huntersville — During the third quarter of 2006, we acquired 22.5 acres of undeveloped land for $3.6 million and began the development of Colonial Grand at Huntersville, a 250-unit multifamily community located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to be $26.1 million and will be funded through our unsecured line of credit. The development is expected to be completed in the fourth quarter of 2007.

Colonial Grand at Double Creek — During 2006, we continued the development of Colonial Grand at Double Creek, a 300-unit multifamily community located in Austin, Texas. Project development costs, including land acquisition costs, are expected to be $31.8 million and will be funded through our unsecured line of credit. The development is expected to be completed in the first quarter of 2008.

Colonial Grand at Ayrsley — During 2006, we continued the development of Colonial Grand at Ayrsley, a 368-unit multifamily community located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to be $34.9 million and will be funded through our unsecured line of credit. The development is expected to be completed in the first quarter of 2008.

Colonial Grand at Traditions — During 2006, we continued the development of Colonial Grand at Traditions, a 324-unit multifamily community located in Gulf Shores, Alabama. Project development costs, including land acquisition costs, are expected to be $41.4 million and will be funded through our unsecured line of credit. The development is expected to be completed in the first quarter of 2008.

Colonial Grand at Shelby Farms II — We expect to begin the development of Colonial Grand at Shelby Farms II, a 154-unit multifamily community located in Memphis, Tennessee, in the first quarter of 2007. Project development costs, including land acquisition costs, are expected to be $13.4 million and will be funded through our unsecured line of credit. The development is expected to be completed in the first quarter of 2008.

Colonial Grand at Sweetwater  — We expect to begin the development of Colonial Grand at Sweetwater, a 195-unit multifamily community located in Phoenix, Arizona, in the second quarter of 2007. Project development costs, including land acquisition costs, are expected to be $23.5 million and will be funded through our unsecured line of credit. The development is expected to be completed in the third quarter of 2008.

Colonial Grand at Ridell Ranch — We expect to begin the development of Colonial Grand at Ridell Ranch, a 376-unit multifamily community located in Austin, Texas, in the first quarter of 2007. Project development costs, including land acquisition costs, are expected to be $34.3 million and will be funded through our unsecured line of credit. The development is expected to be completed in the third quarter of 2008.

Colonial Grand at Randal Park — We expect to begin the development of Colonial Grand at Randal Park, a 600-unit multifamily community located in Orlando, Florida, in the first quarter of 2008. Project development costs, including land acquisition costs, are expected to be $75.9 million and will be funded through our unsecured line of credit. The development is expected to be completed in the first quarter of 2010.

Colonial Grand at Canyon Creek — During 2006, we continued the development of Colonial Grand at Canyon Creek, a 25% joint venture development with an affiliate of Abacus Capital Group LLC. Colonial Grand at Canyon Creek is a 336-unit multifamily community located in Austin, Texas. Our portion of the project development costs, including land acquisition costs, is expected to be $8.6 million, and will be funded primarily through a construction loan. The development is expected to be completed in the first quarter of 2007.

All of the new multifamily communities in the above listed developments will have numerous amenities, including high-speed internet access, a fitness center, swimming pool and a resident business center.

Continuing Office Development Activity

Northrop Grumman — During 2006, we continued the development of a 110,000 square foot build-to-suit office asset located in Huntsville, Alabama for Northrop Grumman. Project development costs, including land acquisition costs, are expected to be $17.3 million and will be funded through our unsecured line of credit. The development is expected to be completed in the first quarter of 2007.

Colonial Center TownPark 300 — During 2006, we continued the development of Colonial Center TownPark 300, a 150,000 square foot office asset, located in Orlando, Florida. Project development costs, including land acquisition costs, are expected to be $20.6 million and will be funded through our unsecured line of credit. The development, which is part of the mixed use development, Colonial TownPark Lake Mary, is expected to be completed in the first quarter of 2007.

Colonial Brookwood Center — During the second quarter of 2006, we began the development of Colonial Brookwood Center, a 169,000 square foot office asset, located in Birmingham, Alabama. Project development costs, including land acquisition costs, are expected to be $40.3 million and will be funded through our unsecured line of credit. The development is expected to be completed in the third quarter of 2007.

Metropolitan — During the third quarter of 2006, we began the development of Metropolitan, a 155,000 square foot office asset, located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to be $35.2 million and will be funded through our unsecured line of credit. The development, which is part of the mixed use development, Metropolitan, is expected to be completed in the second quarter of 2008.

Continuing Retail Development Activity

Colonial Pinnacle Craft Farms I — During 2006, we continued the development of Colonial Pinnacle at Craft Farms I, a 376,000 square foot development located in Gulf Shores, Alabama. Project development costs, including land acquisition costs, are expected to total $42.5 million and will be funded through our unsecured line of credit. We expect to complete the project in the third quarter of 2007.

Colonial Pinnacle Tutwiler Farm II — During the fourth quarter of 2006, we began the development of Colonial Pinnacle Tutwiler Farm II, an 85,000 square foot development located in Birmingham, Alabama. Project development costs, including land acquisition costs, are expected to total $15.1 million and will be funded through our unsecured line of credit. We expect to complete the project in the third quarter of 2007.

Colonial Promenade Alabaster II — During 2006, we continued the development of Colonial Promenade at Alabaster II, a 354,000 square foot development located in Birmingham, Alabama. Project development costs, including land acquisition costs, are expected to total $21.2 million and will be funded through our unsecured line of credit. We expect to complete the project in the third quarter of 2007.

Colonial Promenade Fultondale — During 2006, we continued the development of Colonial Promenade at Fultondale, a 360,000 square foot development located in north Birmingham, Alabama. Project development costs, including land acquisition costs, are expected to total $24.8 million and will be funded through our unsecured line of credit. We expect to complete the project in the first quarter of 2008.

Colonial Promenade Tannehill — We began the development of Colonial Promenade at Tannehill, a 373,000 square foot development located in Birmingham, Alabama, in the fourth quarter of 2006. Project development costs, including land acquisition costs, are expected to total $41.0 million and will be funded through our unsecured line of credit. We expect to complete the project in the third quarter of 2008.

Metropolitan — During the second quarter of 2006, we began the development of Metropolitan, a 189,000 square foot development located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to total $52.8 million and will be funded through our unsecured line of credit. The development, which is part of the mixed use development, Metropolitan, is expected to be completed in the second quarter of 2008.

Colonial Pinnacle Craft Farms II — We expect to begin the development of Colonial Pinnacle at Craft Farms II, a 67,000 square foot development located in Gulf Shores, Alabama, in the second quarter of 2008. Project development costs, including land acquisition costs, are expected to total $13.5 million and will be funded through our unsecured line of credit. We expect to complete the project in the second quarter of 2009.

Colonial Promenade Smyrna — We began the development of Colonial Promenade at Smyrna, a 50% joint venture development with Blanchard and Calhoun Commercial, in the fourth quarter of 2006. The center is expected to total approximately 410,000 square feet and is located in Nashville, Tennessee. Our portion of project costs, including land acquisition costs, is expected to be $16.0 million and will primarily be funded through a construction loan. We expect to complete the project in the second quarter of 2008.

Continuing For-Sale Development Activity

We are developing each of the for-sale projects discussed below through our taxable REIT subsidiary, CPSI.

Regatta at James Island (formerly Central Park) — During 2006, we continued the development of Regatta at James Island, a 212-unit condominium development located in Charleston, South Carolina. Project development costs, including land acquisition costs, are expected to total $25.0 million and will be funded through our unsecured line of credit. We began sales of completed units in the third quarter of 2006.

Colonial Traditions at Gulf Shores — During 2006, we continued the development of the Colonial Traditions at Gulf Shores, a 371 residential lot development located in Gulf Shores, Alabama. Project development costs, including land acquisition costs, are expected to total $20.0 million and will be funded through our unsecured line of credit. We expect to begin sales of completed lots in the second quarter of 2007.

Southgate on Fairview (formerly Colonial Traditions at South Park) — During 2006, we continued the development of Southgate on Fairview, a 47-unit development located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to total $16.5 million and will be funded through our unsecured line of credit. We expect to begin sales of completed units in the fourth quarter of 2007.

The Renwick — During 2006, we continued the development of the Renwick, an 85-unit development located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to total $24.3 million and will be funded through our unsecured line of credit. We expect to begin sales of completed units in the fourth quarter of 2007.

Regents Park — During the first quarter of 2006, we began the development of Regents Park, a 40% joint venture development with Carter and Associates. This development will consist of 23 townhomes located in Atlanta, Georgia. Our portion of project development costs, including land acquisition costs, is expected to total $15.0 million and will be funded through our unsecured line of credit. We expect to begin sales of completed units in the third quarter of 2007.

Cypress Village — During the first quarter of 2006, we began the development of Cypress Village, which will consist of 88 townhouse units and 108 for-sale residential lots located in Gulf Shores, Alabama. Project development costs, including land acquisition costs, are expected to total $60.3 million and will be funded through our unsecured line of credit. We began selling lots in this development in the fourth quarter of 2006.

Grander — During the first quarter of 2006, we began the development of Grander, a 30-unit development located in Gulf Shores, Alabama. Project development costs, including land acquisition costs, are expected to total $16.6 million and will be funded through our unsecured line of credit. We began selling these units in the fourth quarter of 2006.

Spanish Oaks — During the first quarter of 2006, we began the development of Spanish Oaks, a 200-lot development located in Mobile, Alabama. Project development costs, including land acquisition costs, are expected to total $9.8 million and will be funded through our unsecured line of credit. We expect to begin selling these lots in the first quarter of 2007.

Metropolitan — During the third quarter of 2006, we began the development of Metropolitan, a 98-unit condominium development located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to total $41.2 million and will be funded through our unsecured line of credit. The development is part of the mixed use development, Metropolitan. We expect to begin sales of completed units in the second quarter of 2007.

Dispositions

During 2006, we disposed of 16 multifamily apartment communities and our percentage interest in 20 multifamily apartment communities representing an aggregate of 10,593 units, seven office properties and our percentage interest in six office assets representing an aggregate of approximately 3.5 million square feet and six retail properties representing 1.7 million square feet. Included in the office assets sold are three properties that are part of the Colonial Center Mansell Joint Venture and included in the retail assets sold are four properties that were part of the South Florida Joint Venture. The office and retail assets sold are properties which we continue to manage and lease (see Note 7 — Investment in Partially Owned Entities and Other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). The multifamily apartment communities, office properties and retail properties were sold for a total sales price of approximately $1.0 billion, which was used to repay a portion of the borrowings under our unsecured line of credit, repay collateralized debt, and fund other investment activities. Additionally, throughout 2006, we sold various parcels of land located adjacent to our existing properties for an aggregate sales price of approximately $7.0 million, which was also used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities.

The following table is a summary of our operating property disposition activity in 2006:

		Units/Square		Gain on
Property	Location	Feet	Sales Price	Sales of Property
			(In thousands)	(In thousands)

Multifamily
Arbor Trace	Norfolk, VA	148	$14,750	$830
Colonial Grand at Galleria	Birmingham, AL	1,080	73,000	26,942
Colonial Grand at Riverchase	Birmingham, AL	468	36,200	12,084
Colonial Grand at Whitemarsh	Savannah, GA	352	39,000	—
Colonial Village at Caledon Woods	Greenville, SC	350	22,900	5,995
Colonial Village at Estrada	Dallas, TX	248	9,600	—
Colonial Village at Haverhill	San Antonio, TX	322	25,800	8,057
Colonial Village at Paces Glen	Charlotte, NC	172	6,000	—
Colonial Village at Remington Place	Raleigh, NC	136	7,900	542
Colonial Village at Research Park	Huntsville, AL	736	45,800	17,581
CMS Joint Ventures (4 properties)(2)		762	5,960	1,869
Colonial Village at Stone Brook	Atlanta, GA	188	9,383	—
Copper Crossing	Fort Worth, TX	400	14,200	—
Rancho Viejo(1)	Phoenix, AZ	266	3,497	954
Summerwalk	Charlotte, NC	160	8,200	—
The Meadows I, II & III	Asheville, NC	392	28,400	—
The Timbers	Raleigh, NC	176	7,600	—
The Trestles	Raleigh, NC	280	11,600	—
DRA Southwest (15 properties)(3)		3,957	108,000	39,735
Office
Colonial Bank Centre	Miami, FL	235,500	62,382	17,135
Colonial Center Heathrow 500	Orlando, FL	75,900	13,655	2,016
Colonial Center Mansell Overlook (4 properties)(4)	Atlanta, GA	876,800	140,600	29,211
DRA/Colonial Office JV (1 property)	Dallas, TX	152,200	2,888	—
DRA/Colonial Office JV (2 properties)(5)		1,363,900	23,565	—
DRA/Colonial Office JV (3 properties)(6)		535,200	11,220	—
Interstate Park	Montgomery, AL	227,000	22,665	10,186
Retail(7)
Colonial Promenade Boulevard Square(8)	Pembroke Pines, FL	220,700	42,480	2,449
Colonial Promenade Deerfield(8)	Deerfield Beach, FL	378,700	49,583	608
Colonial Shoppes College Parkway(8)	Fort Myers, FL	78,900	15,243	3,460
Colonial Shoppes Pines Plaza(8)	Pembroke Pines, FL	68,200	14,569	1,065
Tutwiler Farm (2 properties)(9)	Birmingham, AL	959,000	90,000	33,811

Total			$966,640	$214,530

(1)	During the second quarter of 2006, we disposed of our 20% interest in Rancho Viejo, which is reflected above.

(2)	The CMS properties included Colonial Grand at Barrington, Macon, GA; Colonial Village at Hillwood, Montgomery, AL; Colonial Grand at Inverness Lakes, Mobile, AL; and Colonial Village at Stockbridge, Atlanta, GA. During the first quarter of 2006, we disposed of our interests (10% - 15%) in these properties, which is reflected above.

(3)	This disposition included 15 properties which were part of a single transaction — Arabian Trails, Fairway Crossing, La Entrada, and Posada del Este located in Phoenix, AZ; Casas Lindas, Colonial del Rio, Hacienda del Rio, Pinnacle Heights, and Springhill located in Tucson;

Desert Lakes, Pinnacle Flamingo West, and Talavera located in Las Vegas, NV; and Pinnacle Estates, Pinnacle High Desert, and Pinnacle High Resort located in Albuquerque, NM. During the fourth quarter of 2006, we disposed of our interests (20% - 24%) in these properties, which is reflected above.

(4)	This disposition, which took place during the second quarter of 2006, included Colonial Center at Mansell Overlook, Colonial Center at Mansell Overlook 400, Shoppes at Mansell and Lakeside at Mansell, which consists of four mid-rise buildings, five low-rise buildings, two retail strip centers, and land available for development. We sold 100% of Colonial Center at Mansell Overlook 400 and retained a 15% interest in the mid-rise buildings, retail strip centers and development land.

(5)	The DRA/Colonial Office JV properties, which were sold during the third quarter of 2006, included Vanguard Center, Charlotte, NC and Tallahassee Center, Tallahassee, FL.

(6)	The DRA/Colonial Office JV properties, which were sold during the second quarter of 2006, included 6600 Campus Circle, Dallas, TX; Paragon Place, Richmond, VA; and Gwinnett Center, Atlanta, GA.

(7)	Retail square footage includes total square footage of asset including anchor owned square footage.

(8)	These dispositions were part of a single transaction that occurred on March 10, 2006. We retained a 10% interest in these properties through November 2006, and then disposed of our remaining 10% interest on December 1, 2006.

(9)	This disposition, which took place during the fourth quarter of 2006, included two properties — Colonial Pinnacle at Tutwiler Farm and Colonial Promenade at Tutwiler Farm.

In addition to the operating properties sold during 2006, we also disposed of our majority interest in Colonnade Properties LLC for approximately $2.5 million (see Note 7 — Investment in Partially Owned Entities and Other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). There was no gain or loss recognized on the disposition. As of December 31, 2006, we had a $3.1 million outstanding note receivable from Colonnade Properties LLC which bears interest at 9% per annum and reaches maturity in 2010.

In some cases, we use disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, the funds were utilized to repay a portion of the borrowings under our unsecured line of credit or for financing of other investment activities.

  For-Sale Projects

During 2006 and 2005, we, through CPSI, sold 607 and 328 condominium units, respectively, at our condominium conversion properties. During 2006, we, through CPSI, also sold five residential lots and 49 condominium units at our for-sale residential development properties. During 2006 and 2005, Gains from sales of property on the Consolidated Statements of Income and Comprehensive Income included $33.9 million ($24.1 million net of income taxes) and $13.3 million ($9.7 million net income taxes), respectively, from these condominium conversion and for-sale residential sales. There were no condominium conversion or for-sale residential sales during 2004. A summary of revenues and costs of condominium conversion and for-sale residential sales for 2006 and 2005 are as follows:

	Twelve Months Ended
	December 31,
	2006	2005
	(Amounts in thousands)

Condominium conversion revenues	$117,732	$79,322
Condominium conversion costs	(86,614)	(65,976)

Gains on condominium conversion sales, before minority interest and income taxes	31,118	13,346

For-sale residential revenues	12,513	—
For-sale residential costs	(9,683)	—

Gains on for-sale residential sales, before minority interest and income taxes	2,830	—

Minority interest	(1,967)	(5,245)
Provision for income taxes	(9,825)	(3,660)

Gains on condominium conversion and for-sale residential sales, net of minority interest and income taxes	$22,156	$4,441

The net gains on condominium conversion unit sales are classified in discontinued operations if we previously operated the related condominium property as an apartment community. For the twelve months ended December 31, 2006, net gains on condominium conversion unit sales of $19.1 million were included in discontinued operations. All gains on condominium conversion unit sales were included in continuing operations for the twelve months ended

December 31, 2005. Results of operations for condominium conversion properties that we previously operated as apartment communities are classified in discontinued operations for all years presented in the Consolidated Statements of Income and Comprehensive Income. The condominium conversion properties are reflected in the accompanying Consolidated Balance Sheets as part of real estate assets held for sale, net, and totaled $106.2 million and $66.7 million as of December 31, 2006 and 2005, respectively. The net gains on for-sale residential sales are classified in continuing operations.

During December 2006, we, through CPSI, sold an option to purchase land for a total sales price of $3.2 million. We recognized a gain of $1.5 million, net of income taxes, on the sale.

For cash flow statement purposes, we classify capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium conversion units and for-sale residential sales are also included in investing activities.

Recently, there has been a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, rising insurance costs, uncertainties related to the cost of energy and a perceived slow down in overall economic activity in the U.S, resulting in lower sales prices and reduced sales velocity. As a result, we recognized a $1.6 million ($1.0 million net of income taxes) impairment on one of our condominium conversion properties during the fourth quarter of 2006. Our determination of this impairment was based on a probability-weighted future cash flow analysis for the property. There can be no assurances of the amount or pace of future for-sale residential sales and closings. Additional softening in the for-sale residential market could result in lower margins on sales and additional impairment of assets. See “Risk Factors — Risks Associated with Our Operations — The development or conversion of for-sale projects could adversely affect our results of operations.”

Recent Events

Property Acquisitions — During January 2007, we acquired two multifamily apartment communities. Colonial Grand at Old Town Scottsdale North (formerly Monte Carlo Apartments) was acquired for $33.8 million and contains 208 units. Colonial Grand at Old Town Scottsdale South (formerly Monaco Apartments) was acquired for $42.2 million and contains 264 units. Both properties are located in Scottsdale, Arizona. The acquisition of these assets was funded with proceeds from asset sales and from borrowings under our unsecured line of credit.

During January 2007, we acquired 15.0 acres of land for $12.0 million to be used for the development of Colonial Grand at Pecos, a 380-unit multifamily apartment community located in Las Vegas, Nevada. The acquisition was funded from borrowings under our unsecured line of credit.

Property Dispositions — During January 2007, we sold seven multifamily apartment communities. The properties include the following:

Property Name	Location	Units	Sales Price
			(In millions)

Beacon Hill	Charlotte, NC	349	$15.9
Clarion Crossing	Raleigh, NC	260	15.9
Colonial Grand at Enclave	Atlanta, GA	200	16.9
Colonial Village at Poplar Place	Atlanta, GA	324	19.6
Colonial Village at Regency Place	Raleigh, NC	180	10.3
Colonial Village at Spring Lake	Atlanta, GA	188	11.5
Colonial Village at Timothy Woods	Athens, GA	204	13.2

			$103.3

We used the proceeds from the sale to repay a portion of the borrowings under our unsecured line of credit.

During February 2007, we sold Rivermont Shopping Center, a 73,500 square foot retail asset located in Chattanooga, Tennessee. The asset was sold for a total sales price of $4.2 million and the proceeds were used to repay a portion of the borrowings under our unsecured line of credit.

During February 2007, we sold Colonial Grand at Promenade, a 384-unit multifamily apartment community located in Montgomery, Alabama. The asset was sold for a total sales price of $38.0 million and the proceeds were used to repay a portion of the borrowings under our unsecured line of credit.

During February 2007, we sold our 20% interest in Colonial Grand at Bayshore, a 376-unit multifamily apartment community located in Sarasota, Florida. The asset was sold for $12.0 million, which represents our 20% ownership interest, and the proceeds were used to repay a secured mortgage loan and a portion of the borrowings under our unsecured line of credit.

During February 2007, the DRA / Colonial Office Joint Venture sold St. Petersburg Center, a 675,500 square foot office asset located in Tampa, Florida. The asset was sold for $14.0 million, which represents our 15% ownership interest. We used the proceeds from the sale to repay a secured mortgage loan.

Distribution — During January 2007, the Board of Trustees declared a cash distribution to our shareholders and the partners of CRLP in the amount of $0.68 per share and per partnership unit, totaling $38.6 million. The distribution was made to shareholders and partners of record as of February 6, 2007 and was paid on February 13, 2007.

Business Strategy

Our business objective is to generate stable and increasing cash flow and portfolio value for our shareholders through a strategy of:

•	realizing growth in income from our existing portfolio of properties;

•	selectively acquiring additional multifamily apartment communities in growth markets located in the Sunbelt region of the United States;

•	developing multifamily, office and retail properties (individually or as mixed-use communities) in growth markets located in the Sunbelt region of the United States, where we have first-hand knowledge of growth patterns and local economic conditions;

•	developing merchant build properties and for-sale communities;

•	recycling capital by selectively disposing of assets that have reached their maximum investment potential and reinvesting the proceeds into opportunities with more growth potential;

•	managing our own properties as well as commercial assets through joint venture investments, which enables us to better control operating expenses and establish long-term relationships with our office and retail tenants;

•	completing existing condominium conversion projects;

•	maintaining our third-party property management business, which increases cash flow and establishes additional relationships with investors and tenants; and

•	employing a comprehensive capital maintenance program to maintain properties in first-class condition.

As previously mentioned, we have undertaken a new strategy to change our asset mix to generate approximately 80% of our net operating income from multifamily apartment communities and are accelerating our plan of focusing on the multifamily business. Accordingly, over the next six to twelve months, we plan to sell the majority of our wholly-owned office assets and retail assets into a series of joint ventures, in which we would retain a minority interest, and which we expect to manage. In addition, other retail assets are expected to be sold outright. Our business strategy and the implementation of that strategy are determined by our Board of Trustees and may be changed from time to time.

Once the anticipated sale transactions are complete, we currently estimate that annualized net operating income from multifamily operations will be approximately 80% of our total net operating income, compared to approximately 50% as of December 31, 2006. While there will be less capital allocated to the commercial businesses, we currently expect to retain our development, leasing and management expertise. We expect to continue our emphasis on value creation through development of multifamily, office, mixed-use and open-air shopping center properties. Furthermore, we expect to continue to take advantage of our expertise in the commercial markets by focusing on development and opportunistic value creation, including mixed-use projects. It is currently anticipated that the proceeds from any sales transactions would be used to reduce our leverage and make a special distribution to the holders of common shares. However, any such distribution would be subject to approval by our Board of Trustees. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.” We are in the process of identifying potential joint venture partners and buyers for our commercial assets to be sold. Thus, the terms of any joint venture arrangements and asset sale transactions have not yet been negotiated, and no assurances can be given as to the structure or terms of such transactions or the impacts of such transactions on our financial condition or results of operations. See “Risk Factors — Risks Associated with our Current Strategy to Change our Asset Mix.”

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

We may modify our borrowing policy and may increase or decrease our ratio of debt to gross asset value in the future. To the extent that our Board of Trustees determines to seek additional capital, we may raise such capital through additional equity offerings, debt financings, asset dispositions or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended, requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

We have historically funded our acquisition and development activities primarily through proceeds received from the disposition of assets, unsecured senior notes offerings and advances on our unsecured bank line of credit. For additional information regarding current year financing activities and year-end balances, refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Operational Structure

We currently manage our business through three operating divisions: multifamily, office and retail. We have centralized functions that are common to each division, including accounting, information technology and administrative services. Decisions regarding acquisitions, developments and dispositions are also centralized. Generally, each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows us to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, we believe that constant communication among the Executive Vice Presidents provides us with unique synergies allowing us to take advantage of a variety of investment opportunities. In addition, we believe our three division structure allows us to better manage the development of mixed-use projects. See Note 8 — Segment Information in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on our three segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations and minority interest for the years ended December 31, 2006, 2005 and 2004, and total divisional assets to total assets for the years ended December 31,

2006 and 2005. Information regarding our segments contained in such Note 8 — Segment Information in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K is incorporated by reference herein. Additional information with respect to each of the operating divisions is set forth below:

Multifamily Division.  Our multifamily division is responsible for all aspects of multifamily operations, including day-to-day management and leasing of our 127 multifamily apartment communities, as well as providing third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest. Additionally, all of the Company’s condominium conversion properties and related sales are managed by the multifamily division.

Office Division.  Our office division is responsible for all aspects of our commercial office operations, including the management and leasing services for our 53 office properties, as well as third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.

Retail Division.  Our retail division is responsible for all aspects of our retail operations, including the management and leasing services for our 43 retail properties, as well as third-party management services for retail properties in which we do not have an ownership interest and for brokerage services in other retail property transactions.

Competition

The ownership, development, operation and leasing of multifamily, office and retail properties are highly competitive. We compete with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. See Item 1A — “Risk Factors — Risks Associated with Our Operations — Competition for acquisitions could reduce the number of acquisition opportunities available to us and result in increased prices for properties, which could adversely affect our return on properties we purchase” in this Form 10-K for further discussion. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements.

Seasonality

Our multifamily apartment communities and office properties generally are not affected by seasonality. However, the retail shopping center industry is seasonal in nature, with shopping center tenant sales peaking during the fourth quarter due to the holiday season. As a result, a substantial portion of the percentage rent that we receive from our retail properties is not recognized until the fourth quarter. Furthermore, most new retail lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of our retail temporary tenants take occupancy in the fourth quarter. Accordingly, retail cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter.

Environmental Matters

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition which we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us. See “Risk Factors — Risks Associated with Our Operations — We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability” in this Form 10-K for further discussion.

Insurance

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our majority-owned properties. We believe the policy specifications, insured limits of these policies and self insurance reserves are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, which generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate levels of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at reasonable costs in the future. In addition, as of December 31, 2006, we are self insured up to $1.1 million, $1.7 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for claims up to $125,000 per claim and up to $1.0 million per person. Our policy for all self insured risk is to accrue for expected losses on reported claims and for estimated losses related to claims incurred but not reported as of the end of the reporting period. See “Risk Factors — Risks Associated with Our Operations — Uninsured or underinsured losses could adversely affect our financial condition.”

Employees

As of December 31, 2006, CRLP employed approximately 1,550 persons, including on-site property employees who provide services for the properties that we own and/or manage.

Tax Status

We are considered a corporation for federal income tax purposes. We qualify as a REIT and generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may be subject to certain state and local taxes on our income and property. Distributions to shareholders are generally partially taxable as ordinary income and long-term capital gains, and partially non-taxable as return of capital. During 2006, our distributions had the following characteristics:

Distribution	Ordinary
Per Share	Income	Capital Gain

$2.72	14.75%	85.25%

In addition, our financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for third party owned properties and administrative services to us. In addition, we perform all of our for-sale residential and condominium conversion activities through CPSI. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We recognized tax expense of $12.2 million and $6.5 million in 2006 and 2005, respectively, related to the taxable income of CPSI.

Available Information

Our website address is www.colonialprop.com and provides access in the “Investor Relations” section, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also available on our website, free of charge, are our corporate governance guidelines, the charters of our governance, audit and executive compensation committees and our code of ethics. If you are not able to access our website, the information is available in print form to any shareholder who should request the information directly from us at 1-800-645-3917. We intend to disclose any amendment to, or waiver from, our code of ethics on our website within four business days following the date of the amendment or waiver.

Executive Officers of the Company

The following is a biographical summary of our executive officers:

Thomas H. Lowder, 57, has been a trustee since our formation in July 1993. Since that time he has served as the Chairman of the Board. Additionally he served as President and Chief Executive Officer from July 1993 until April 2006. Mr. Lowder became President and Chief Executive Officer of Colonial Properties, Inc., our predecessor, in 1976, and has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Company and its predecessors. Mr. Lowder is a current member of the National Association of Real Estate Investment Trusts (NAREIT), the National Association of Industrial and Office Parks (NAIOP) and the International Council of Shopping Centers. He is also a member and past president of the Alabama Chapter of the Realtors National Marketing Institute through which he successfully completed commercial real estate investment courses to receive the CCIM (Certified Commercial Investment Member) designation. He presently serves as a member of the Board of the following organizations: The Community Foundation of Greater Birmingham, Birmingham-Southern College, Crippled Children’s Foundation, Children’s Hospital of Alabama and United Way of Central Alabama. He serves as Chairman of United Way of Central Alabama in 2007. Mr. Lowder is a past board member of the National Association of Real Estate Investment Trusts (NAREIT), past chairman of the Birmingham Area Chapter of the American Red Cross, past chairman of Children’s Hospital of Alabama and he served as chairman of the 2001 United Way Campaign for Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science Degree. Mr. Lowder holds a honorary Doctorate of Humanities from University of Alabama at Birmingham and a honorary Doctorate of Law from Birmingham Southern College. Mr. Lowder is the brother of James K. Lowder, one of our trustees.

C. Reynolds Thompson, III, 43, has been our Chief Executive Officer since April 2006, and is responsible for the multifamily, office and retail divisions of the Company, including any mixed-use developments. Mr. Thompson oversees the management, acquisition, development, leasing and sale of properties within our three operating divisions. Prior to his appointment as Chief Executive Officer, Mr. Thompson was Chief Operating Officer since September 1999. He also served as Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Mr. Thompson served as Executive Vice President — Office Division, with responsibility for management of all office properties owned and/or managed by us, from May 1997 to May 1998. Mr. Thompson joined us in February 1997 as Senior Vice President — Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining us, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. His twenty-year real estate background includes acquisitions, development, leasing and management of multifamily, office, retail and mixed use properties in the Sunbelt. Mr. Thompson is a member of the National Association of Real Estate Investment Trust’s (“NAREIT”) Board of Governors, a member of the Executive Committee of the Metropolitan Development Board, a member of the NAIOP, a member of the International Council of Shopping Centers and he serves on the Board of Visitors for The University of Alabama Culverhouse College of Commerce and Business Administration. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

Weston M. Andress, 46, has been our President and Chief Financial Officer since April 2006, and is responsible for all finance and investment matters for the Company. Previously, he served as Chief Financial and Investment Officer since joining the Company in April 2004. Prior to his tenure with Colonial Properties, Mr. Andress held the position of Managing Director of the Corporate and Investment Banking Department of Bank of America. During his fifteen year tenure with the bank, Mr. Andress worked directly with several of the largest public and private real estate companies in the United States delivering investment banking services including equity placement, debt underwriting and merger and acquisition consultation. Prior to Bank of America, Mr. Andress was Vice President in the Real Estate Capital Markets Group of Salomon Brothers in New York. Mr. Andress graduated with honors from the University of the South with a Bachelor of Arts in Political Science and holds a Master of Business Administration from the University of North Carolina at Chapel Hill.

John P. Rigrish, 58, has been our Chief Administrative Officer since August 1998, and is responsible for the supervision of Information Technology, Human Resources and Employee Services. Prior to joining the Company, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor of Science degree from Samford University and did his postgraduate study at Birmingham-Southern

College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee. He currently serves on the American Red Cross Board of Directors, Alabama Chapter and John Carroll Educational Foundation Board of Directors.

Paul F. Earle, 49, has been our Executive Vice President-Multifamily Division since May 1997, and is responsible for management of all multifamily properties we own and/or manage. He joined us in 1991 and has served as Vice President — Acquisitions, as well as Senior Vice President — Multifamily Division. Mr. Earle is past Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also is a board member and is on the Executive Committee of the National Multifamily Housing Council. He is past President and former Board member of Big Brothers/Big Sisters. Before joining us, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

Robert A. “Bo” Jackson, 52, has been our Executive Vice President-Office Division since December 1997, and is responsible for leading all office properties owned by the Company or managed for investment partners. Under his leadership, the office portfolio has grown from four to 17 million square feet and maintains one of the industry’s leading occupancy rates. Mr. Jackson created Colonial Properties’ High-Performance Workplace, which provides companies highly productive workplaces to help them recruit and retain talented workforces. Colonial Properties developed the mixed-use Colonial TownPark in Orlando, Florida, which contributed to Colonial Properties Trust being named National Developer of the Year by the National Association of Industrial and Office Parks (NAIOP). Mr. Jackson is a member of the NAIOP National Mixed-Use Development Forum and is involved with his church, North Point Community Church. Mr. Jackson holds a Bachelor of Science degree in Business Administration from the University of Delaware.

Charles A. McGehee, 61, has been our Executive Vice President — Mixed-Use Development Division since September 1999, and is responsible for our development of properties with mixed-use product types. Mr. McGehee also oversees land acquisitions and dispositions. From September 1993 to September 1999 Mr. McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for us. From January 1990, to September 1993 Mr. McGehee was Senior Vice President — Office Division. He joined us in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed. Mr. McGehee has served as President and as a board member of the NAIOP and is a member of the Board of Directors of the Birmingham Area Board of Realtors. Mr. McGehee is currently on the Board of Trustees for the Birmingham Chamber of Commerce. He holds a Bachelor of Science Degree from Auburn University.

John E. Tomlinson, 38, has been our Executive Vice President and Chief Accounting Officer since February 2005, and is responsible for Internal Control functions, compliance with generally accepted accounting principles, SEC reporting, regulatory agency compliance and reporting, management reporting and accounting operations. Mr. Tomlinson is a Certified Public Accountant (CPA) with over ten years of experience in public accounting. Mr. Tomlinson holds a Bachelor of Science of Professional Accountancy and a Master of Business Administration from Mississippi State University. Prior to joining us, Mr. Tomlinson served as a Senior Manager at Deloitte & Touche LLP from May 2002 through January 2005 and as a Senior Manager/Manager at Arthur Andersen LLP from September 1996 through May 2002. Mr. Tomlinson’s previous experience includes independent audits of public and private entity financial statements, merger and acquisition due diligence, business risk assessment and registration statement work for public debt and stock offerings.

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

Risks Associated with our Current Strategy to Change our Asset Mix

We are in the process of changing our business plan to focus predominately on multifamily properties and face certain risks inherent in the implementation of this strategy.

In connection with our recently announced strategic plan to focus on multifamily properties, over the next six to twelve months we plan to sell the majority of our wholly-owned office and retail assets into a series of joint ventures in which we anticipate retaining a minority interest, and which we currently expect to manage. In addition, we expect to sell other office and retail assets outright. We currently estimate that, once the anticipated sales are complete, our annualized net operating income from multifamily operations will represent approximately 80 percent of our total net operating income, as compared to approximately 50 percent of our total net operating income as of December 31, 2006. The implementation of this strategy will be subject to various risks, including the following:

•	potential disruptions in our operations;

•	the diversion of management’s attention from day-to-day operations to the disposition of our office and retail assets;

•	we may experience difficulties and incur unanticipated expenses relating to the proposed dispositions;

•	we may not achieve anticipated cost savings and operating efficiencies from our focus on multifamily properties; and

•	multifamily properties may not perform as well as we anticipate due to various factors, including changes in economic conditions and the demand for multifamily properties generally.

We are currently in the process of identifying joint venture partners and buyers for the commercial assets to be sold. As such, the terms of any joint venture arrangements and asset sale transactions have not yet been negotiated, and no assurances can be made as to the structure, price or other terms of such transactions or the impact of such transactions on our business, financial condition and results of operations. Furthermore, any joint ventures that we form in connection with this strategy will involve risks not customarily associated with our wholly-owned properties. See “Risk Factors — Risks Associated with Our Operations — Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.”

As a result of our strategic plan to focus predominately on multifamily properties, our revenues will be significantly influenced by demand for multifamily properties generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

As discussed above, we intend to change the asset mix of our portfolio and focus predominately on multifamily properties. As a result of this strategy, we will be subject to greater extent to risks inherent in investments in a single industry. A decrease in the demand for multifamily properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Tenant demand at multifamily properties has been and could be adversely affected by weakness in the national, regional and local economies, changes in job growth, household formation or population growth in our markets, changes in interest rates or changes in supply of, or demand for, similar or competing multifamily properties in an area. To the extent that any of these conductions occur, they are likely to affect market rents at multifamily properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy our substantial debt service obligations or make distributions to our shareholders.

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

Real estate investments generally are relatively illiquid and as a result we may not be able to sell a property or properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our results of operations if we cannot sell an unprofitable property. Our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity. In addition, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position.

We are subject to significant regulation, which could adversely affect our results of operations through increased costs and/or an inability to pursue business opportunities.

Local zoning and use laws, environmental statutes and other governmental requirements may restrict our development, expansion, rehabilitation and reconstruction activities. These regulations may prevent or delay us from taking advantage of economic opportunities. If we fail to comply with these requirements, governmental authorities may impose fines on us or private litigants may be awarded damages against us. In addition, we cannot predict what requirements may be enacted in the future or that such a requirement will not increase our costs of regulatory compliance or prohibit us from pursuing business opportunities that could be profitable to us.

Compliance or failure to comply with the Americans with Disabilities Act could result in substantial costs.

Under the Americans with Disabilities Act of 1990, or ADA, and various state and local laws, all public accommodations and commercial facilities, including office buildings, must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Noncompliance with the ADA or related laws or regulations could result in the imposition of fines by government authorities, the award to private litigants of damages against us or the incurrence of additional costs associated with bringing the properties into compliance.

Risks Associated with Our Operations

The development or conversion of for-sale projects could adversely affect our results of operations.

We intend to develop for-sale assets and may continue to convert existing apartment communities into condominium units for sale. For-sale development and conversion activities may be conducted through wholly-owned affiliated companies or through joint ventures. Our for-sale development and conversion activities may expose us to the following risks:

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected sales;

•	local real estate market conditions, such as oversupply or reduction in demand, may result in reduced or fluctuating sales;

•	we may incur development or conversion costs for a property that exceed original estimates due to increased materials, labor or other costs or unforeseen environmental conditions, which could make completion of the property uneconomical;

•	land, insurance and construction costs continue to increase in our markets and may continue to increase in the future and we may be unable to attract rents, or sales prices with respect to for-sale product, that compensate for these increases in costs;

•	for-sale properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold;

•	we may abandon development or conversion opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;

•	buyers may be unable to qualify for financing;

•	sale prices may be lower than anticipated;

•	we may be unable to close on sales of individual units under contract; and

•	we could be subject to liability claims from condominium associations or others asserting that construction performed was defective, resulting in litigation and/or settlement discussions.

Recently, there has been a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, rising insurance costs, uncertainties related to the cost of energy and a perceived slow down in overall economic activity in the U.S, resulting in lower sales prices and reduced sales velocity. There can be no assurances of the amount or pace of future for-sale residential sales and closings. Additional softening in the for-sale residential market could result in lower margins on sales and additional impairment of assets.

Our properties may not generate sufficient rental income to pay our expenses if we are unable to lease our new properties or renew leases or re-lease space at our existing properties as leases expire, which may adversely affect our operating results.

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

The tenants at our multifamily properties generally enter into leases with an initial term ranging from six months to one year. Tenants at our office properties generally enter into leases with an initial term ranging from three to ten years and tenants at our retail properties generally enter into leases with an initial term ranging from one to ten years. As leases expire at our existing properties, tenants may elect not to renew them. Even if the tenants do renew or if we can re-lease the space, the terms of renewal or re-leasing, including the cost of required renovations may be less favorable than current lease terms. In addition, for new properties, we may be unable to attract enough tenants and the occupancy rates and rents may not be sufficient to make the property profitable. If we are unable to renew the leases or re-lease the space at our existing properties promptly and/or lease the space at our new properties, or if the rental rates upon renewal or re-leasing at existing properties are significantly lower than expected rates, our operating results will be negatively affected.

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

The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues drop, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments, such as real estate taxes, loan payments and maintenance generally will not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in net income.

An economic downturn, a natural disaster or an act of terrorism in an area in which our properties are concentrated could adversely affect our results of operations or financial condition.

Substantially all of our properties are located in the Sunbelt region of the United States. In particular, we derived approximately 78.0% of our net operating income in 2006 from top quartile cities located in the Sunbelt region. If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, Charlotte, Orlando, Atlanta, Dallas or Fort Worth experience a slowdown in the economy, a natural disaster or an act of terrorism, our results of operations and financial condition may be negatively affected as a result of decreased revenues, increased costs or damage or loss of assets.

Tenant bankruptcies and downturns in tenants’ businesses may adversely affect our operating results by decreasing our revenues.

At any time, a tenant may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may delay lease commencement, cease or defer making rental payments or declare bankruptcy. A bankruptcy filing by or relating to one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a bankrupt tenant. The bankruptcy or financial difficulties of any of our tenants may negatively affect our operating results by decreasing our revenues.

Risks associated with the property management, leasing and brokerage businesses could adversely affect our results of operations by decreasing our revenues.

In addition to the risks we face as a result of our ownership of real estate, we face risks relating to the property management, leasing and brokerage businesses of CPSI, including risks that:

•	management contracts or service agreements with third-party owners will be terminated and lost to competitors;

•	contracts will not be renewed upon expiration or will not be available for renewal on terms consistent with current terms; and

•	leasing and brokerage activity generally may decline.

Each of these developments could adversely affect our results of operations by decreasing our revenues.

We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability.

Under federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, generally impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable in the future for costs associated with investigation and remediation of hazardous substances released at such properties. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our assets. The presence of hazardous substances, or the failure to properly remediate those substances may result in our being liable for damages suffered by a third party and may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. The restrictions themselves may change from time to time, and these changes may result in additional expenditures in order to achieve compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results. In addition, if a judgment is obtained against us or we otherwise become subject to a significant environmental liability, our financial condition may be adversely affected.

On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama. During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present. One of those areas involves drycleaner solvent; the others involve petroleum contamination. The Alabama Department of Environmental Management (ADEM) is overseeing the investigation and cleanup of the drycleaner contamination. Under the terms of the purchase and sale agreement, the former owner of the property purchased a $10 million environmental insurance policy (including paying the $275,000 up front deductible) and established an escrow account totaling $1,000,000 to cover any costs associated with investigation and remediation of the contaminated areas not covered by the insurance policy. Under the agreement the seller performed all required remediation of the drycleaner contamination and received a “no further action” letter from ADEM. In addition, the seller completed the remediation process for an out parcel at the Bel Air Mall, previously occupied by an Amoco Gas station. Although we sold the Bel Air Mall to the GPT Joint Venture, in which we retained a 10% interest, we remain exposed to residual environmental liability (in addition to our exposure as a current 10% owner), as a previous owner.

Costs associated with moisture infiltration and resulting mold remediation may be costly.

As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been a number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. The terms of our property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against us, we would be required to use our funds to resolve the issue, including litigation costs. We make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future impact on our business, results of operations and financial condition.

Uninsured or underinsured losses could adversely affect our financial condition.

As of December 31, 2006, we are self insured up to $1.1 million, $1.7 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for claims up to $125,000 per claim and up to $1.0 million per person, according to plan policy limits. If the actual costs incurred to cover such uninsured claims are significantly greater than our budgeted costs, our financial condition will be adversely affected.

We carry comprehensive liability, fire, extended coverage and rental loss insurance in amounts that we believe are in line with coverage customarily obtained by owners of similar properties and appropriate given the relative risk of loss and the cost of the coverage. There are, however, certain types of losses, such as lease and other contract claims, acts of war or terrorism, acts of God, and in some cases, earthquakes, hurricanes and flooding that generally are not insured because such coverage is not available or it is not available at commercially reasonable rates. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. The costs associated with property and casualty renewals may be higher than anticipated. We cannot predict at this time if in the future we will be able to obtain full coverage at a reasonable cost. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Competition for acquisitions could reduce the number of acquisition opportunities available to us and result in increased prices for properties, which could adversely affect our return on properties we purchase.

We compete with other major real estate investors with significant capital for attractive investment opportunities in multifamily, office and retail properties. These competitors include publicly traded REITs, private REITs, domestic and foreign financial institutions, life insurance companies, pension trusts, trust funds, investment banking firms, private institutional investment funds and national, regional and local real estate investors. The current market for acquisitions continues to be extremely competitive. This competition could increase the demand for multifamily, office or retail properties, and therefore reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. As a result, our expected return from investment in these properties would deteriorate.

We may be unable to successfully integrate and effectively manage the properties we acquire, which could adversely affect our results of operations.

So long as we are able to obtain capital on commercially reasonable terms, we intend to continue to selectively acquire multifamily, office and retail properties that meet our criteria for investment opportunities, are consistent with our business strategies and we believe will be profitable or will enhance the value of our portfolio, as a whole.

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

To complement our acquisition strategy, we will continue to develop new properties or expand or redevelop existing properties as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of developed properties. These risks include the following:

•	significant expenditure of money and time on projects that may be delayed or never be completed;

•	higher than projected construction costs;

•	lack of availability of debt or equity financing on acceptable terms;

•	failure to meet anticipated occupancy or rent levels;

•	failure to obtain zoning, occupancy or other governmental approvals;

•	changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment; and

•	late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

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

As of December 31, 2006, we had ownership interests in 30 joint ventures and anticipate entering into additional joint venture arrangements as part of our strategy to change our asset mix to generate approximately 80% of our net operating income from multifamily properties, compared to approximately 50% as of December 31, 2006.

Our investments in joint ventures involve risks not customarily associated with our wholly-owned properties, including the following:

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

We rely on debt financing for our business. As of December 31, 2006, the amount of our total debt was approximately $2.8 billion, consisting of $2.4 billion of consolidated debt and $0.4 billion of our pro rata share of joint venture debt. Due to our high level of debt, we may be required to dedicate a substantial portion of our funds from operations to servicing our debt, and our cash flow may be insufficient to meet required payments of principal and interest.

If a property were mortgaged to secure payment of indebtedness and we were unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.

In addition, if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. Most of our indebtedness does not require significant principal payments prior to maturity. However, we will need to raise additional equity capital, obtain collateralized or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our indebtedness as it matures. We cannot assure you that these sources of financing or refinancing will be available to us at reasonable terms or at all. Our inability to obtain financing or refinancing to repay our maturing indebtedness, and our inability to refinance existing indebtedness on reasonable terms, may require us to make higher interest and principal payments, issue additional equity securities, or sell some of our assets on disadvantageous terms, all or any of which may result in foreclosure of properties, partial or complete loss on our investment and otherwise adversely affect our financial conditions and results of operation.

Our degree of leverage could limit our ability to obtain additional financing which would negatively impact our results of operation and financial condition.

As of December 31, 2006, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $2.8 billion, which represented approximately 48.1% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred shares and the total market value of our common shares and units of partnership interest of our operating partnership, based on the closing price of our common shares as of December 31, 2006. Our organizational documents do not contain any limitation on the incurrence of debt. Our leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our results of operation and financial condition.

Due to the amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

As of December 31, 2006, we had approximately $239.4 million of variable rate debt outstanding, consisting of $105.0 million of our consolidated debt and $134.4 million of our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, failure to hedge effectively against interest rate changes may adversely affect our results of operations. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.

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

Our credit facility contains numerous customary restrictions, requirements and other limitations on our ability to incur debt, including restrictions related to:

•	collateralized debt to total asset value ratio;

•	fixed charge coverage ratio;

•	total liabilities to total asset value ratio;

•	total permitted investments to total asset value ratio; and

•	unencumbered leverage ratio.

In addition, the indenture under which our senior unsecured debt is issued contains financial and operating covenants including coverage ratios. Our indenture also limits our ability to:

•	incur collateralized and unsecured indebtedness;

•	sell all or substantially all or our assets; and

•	engage in mergers, consolidations and acquisitions.

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

To qualify as a REIT, we must distribute to our shareholders each year at least 90% of our REIT taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, as we continue to develop or acquire new properties or expand existing properties, we will continue to rely on third-party sources of capital, including lines of credit, collateralized or unsecured debt (both construction financing and permanent debt), and equity issuances. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of our shareholders’ interests, and additional debt financing may substantially increase our leverage. There can be no assurance that we will be able to obtain the financing necessary to fund new development or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain sufficient level of third party financing to fund our growth, our results of operations and financial condition may be adversely affected.

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

As a result of their substantial ownership of common shares and units, Messrs. Thomas Lowder, our Chairman of the Board, James Lowder and Harold Ripps, each of whom is a trustee, could seek to exert influence over our decisions as to sales or re-financings of particular properties we own. Any such exercise of influence could produce decisions that are not in the best interest of all of the holders of interests in us.

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

Our Declaration of Trust contains ownership limits and restrictions on transferability.  Our Declaration of Trust contains certain restrictions on the number of common shares and preferred shares that individual shareholders may own, which is intended to ensure that we maintain our qualification as a REIT. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To help avoid violating these requirements, our Declaration of Trust contains provisions restricting the ownership and transfer of shares in certain circumstances. These ownership limitations provide that no person may beneficially own, or be deemed to own by virtue of the attribution provisions of the Code, more than:

•	9.8%, in either number of shares or value (whichever is more restrictive), of any class of our outstanding shares;

•	5% in number or value (whichever is more restrictive), of our outstanding common shares and any outstanding excess shares; and

•	in the case of certain excluded holders related to the Lowder family: 29% by one individual; 34% by two individuals; 39% by three individuals; or 44% by four individuals.

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

Our Declaration of Trust and Bylaws contain other possible anti-takeover provisions.  Our Declaration of Trust and Bylaws contain other provisions that may have the effect of delaying, deferring or preventing an acquisition or change in control of the Company, and, as a result could prevent our shareholders from being paid a premium for their common shares over the then-prevailing market prices. These provisions include:

•	a prohibition on shareholder action by written consent;

•	the ability to remove trustees only at a meeting of shareholders called for that purpose, by the affirmative vote of the holders of not less than two-thirds of the shares then outstanding and entitled to vote in the election of trustees;

•	the limitation that a special meeting of shareholders can be called only by the president or chairman of the board or upon the written request of shareholders holding outstanding shares representing at least 25% of all votes entitled to be cast at the special meeting;

•	the advance written notice requirement for shareholders to nominate a trustee before a meeting of shareholders; and

•	the requirement that the amendment of certain provisions of the Declaration of Trust relating to the removal of trustees, the termination of the Company and any provision that would have the effect of amending these provisions, require the affirmative vote of the holders of two-thirds of the shares then outstanding.

Our board of directors has adopted a shareholder rights plan that could discourage a third party from making a proposal to acquire us.

Our Board of Trustees has adopted a shareholder rights plan, which may discourage a third party from making a proposal to acquire us. Under the plan, preferred purchase rights, which are attached to our common shares, generally will be triggered upon the acquisition of 20% or more of our outstanding common shares, unless the rights are redeemed or exchanged. If triggered, these rights would entitle our shareholders other than the acquirer to purchase 1/10,000th of a Colonial Series 1998 preferred share at a price of $92.00, subject to adjustment. The plan expires by its terms on November 1, 2008.

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

The sales of a substantial number of common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. In addition to the possibility that we may sell our shares in a public offering at any time, or pursuant to share option and share purchase plans, as of December 31, 2006 we may issue up to 10,579,261 common shares upon redemption of currently outstanding units. No prediction can be made about the effect that future sales of common shares will have on the market price of our common shares.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

General

As of December 31, 2006, our real estate portfolio included 223 properties consisting of whole or partial ownership interests, located in 12 states in the Sunbelt region of the United States. We maintain non-controlling partial interests of 5% to 50% in 52 of the 223 operating properties. The following table sets forth certain summary information about the properties as of December 31, 2006:

Summary of Properties

						Percent of
		Units/		Total 2006		Total 2006	Percentage
	Number of	NRA/		Property		Property	Occupancy at
Type of Property	Properties	GRA(1)		Revenue(2)		Revenue(2)	Dec. 31, 2006(3)
				(In thousands)

Multifamily	127	38,111	(4)	$320,519		53.1%	95.5%
Office	53	16,927,194	(5)	172,368		28.6%	93.5%
Retail	43	12,737,995	(6)	110,287		18.3%	93.1%

Total	223			$603,174	(7)	100.0%

(1)	Units (in this table only) refers to multifamily units, NRA refers to net rentable area of office space and GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.

(2)	Includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method, and our share of the revenues from properties disposed in 2006.

(3)	Excludes the units/square feet of development or expansion phases of three multifamily properties, one office property and one retail property that had not achieved stabilized occupancy as of December 31, 2006.

(4)	Amount includes 5,884 units at 19 multifamily apartment communities, in which we maintain a 5.0% - 35.0% ownership interest.

(5)	Amount includes 10,393,000 square feet at 23 office properties, in which we maintain a 15.0% - 33.33% ownership interest.

(6)	Amount includes 5,466,700 square feet at 10 retail properties, in which we maintain a 10.0% - 50.0% ownership interest. Square footage includes anchor-owned square footage.

(7)	Amount includes $67,120 of our proportionate share of revenue from unconsolidated properties and $88,148 of revenue from properties classified as discontinued operations during 2006. In order to arrive at consolidated property revenues of $447,906, in accordance with GAAP, these amounts must be removed from the total property revenue. Management believes including our proportionate share of revenue from unconsolidated properties and revenues from discontinued operations provides investors with a more complete description of our gross revenues (See Note 8 — Segments in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Multifamily Properties

The 127 multifamily apartment communities, including those properties in lease-up, contain a total of 38,111 garden-style apartments and range in size from 80 to 586 units. 14 multifamily properties (containing a total of 4,936 apartment units) are located in Alabama, one multifamily property (containing a total of 180 units) is located in Arizona, one multifamily property (containing a total of 200 units) is located in California, ten multifamily properties (containing a total of 3,574 units) are located in Florida, 20 multifamily properties (containing a total of 5,704 units) are located in Georgia, two multifamily properties (containing a total of 498 units) are located in Mississippi, thirty multifamily properties (containing a total of 8,571 units) are located in North Carolina, nine multifamily properties (containing a total of 2,285 units) are located in South Carolina, four multifamily properties (containing a total of 1,263 units) are located in Tennessee, 25 multifamily properties (containing a total of 7,758 units) are located in Texas and 11 multifamily properties (containing a total of 3,142 units) are located in Virginia. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the multifamily properties are managed by us.

The following table sets forth certain additional information relating to the multifamily properties as of and for the year ended December 31, 2006.

Multifamily Properties

						Average			Percent of Total
				Approximate		Rental	Total Multifamily		2006 Multifamily
Multifamily		Year	Number of	Rentable Area	Percent	Rate	Property Revenue		Property
Property(1)	Location	Completed(2)	Units(3)	(Square Feet)	Occupied	Per Unit	for 2006		Revenue(4)

Alabama:
CG at Edgewater	Huntsville	1990	500	541,650	96.0%	$749	$4,409,406		1.4%
CG at Galleria	Birmingham	1986/1996					8,939,627	(8)	2.8%
CG at Inverness Lakes II(7)	Mobile	1996					96,153	(8)	0.0%
CG at Liberty Park	Birmingham	2000	300	338,684	96.0%	1,044	3,388,376		1.1%
CG at Madison	Huntsville	2000	336	354,592	94.9%	828	3,256,419		1.0%
CG at Mountain Brook(7)	Birmingham	1987/1991	392	392,700	96.7%	786	518,529		0.2%
CG at Promenade	Montgomery	2000	384	478,220	92.2%	901	3,943,668		1.2%
CG at Riverchase	Birmingham	1984/1991					4,322,083	(8)	1.3%
Colony Woods(7)	Birmingham	1988	414	450,682	91.3%	752	349,820		0.1%
CV at Ashford Place	Mobile	1983	168	145,600	98.2%	611	1,188,370		0.4%
CV at Hillwood	Montgomery	1984					45,762	(8)	0.0%
CV at Huntleigh Woods	Mobile	1978	233	198,861	94.8%	585	1,625,909		0.5%
CV at Inverness	Birmingham	1986/87/90	586	508,597	95.7%	680	4,155,182		1.3%
CV at Inverness Lakes I	Mobile	1983					49,569	(8)	0.0%
CV at Research Park	Huntsville	1987/1994					5,561,785	(8)	1.7%
CV at Rocky Ridge(7)	Birmingham	1984	226	258,900	95.6%	756	271,562		0.1%
CV at Trussville	Birmingham	1996/1997	376	410,340	92.3%	801	3,366,856		1.1%
Madison at Shoal Run(7)	Birmingham	1985	276	249,300	93.5%	684	219,535		0.1%
Meadows at Brook Highland(7)	Birmingham	1987	400	465,605	93.2%	756	321,099		0.1%
The Grove at Riverchase(7)	Birmingham	1996	345	344,625	93.3%	835	614,869		0.2%

Subtotal — Alabama			4,936	5,138,356	94.4%	774	46,644,579		14.6%

Arizona
Arabian Trials	Scottsdale	1986					719,840	(8)	0.2%
Casa Lindas	Tucson	1986					310,095	(8)	0.1%
CG at Scottsdale	Scottsdale	1999	180	182,857	95.6%	1,277	1,028,994	(6)	0.3%
Colonia del Rio	Tucson	1985					368,719	(8)	0.1%
Fairway Crossing	Phoenix	1986					598,884	(8)	0.2%
Hacienda del Rio	Tucson	1983					369,178	(8)	0.1%
La Entrada	Scottsdale	1988					247,835	(8)	0.1%
Pinnancle Heights	Tucson	1995					772,630	(8)	0.2%
Posada del Este	Phoenix	1979					317,558	(8)	0.1%
Rancho Viejo	Phoenix	1985					157,570	(8)	0.0%
Springhill	Tucson	1988					387,393	(8)	0.1%

Subtotal — Arizona			180	182,857	95.6%	1,277	5,278,696		1.6%

California
Park Crossing(7)	Fairfield	2006	200	209,928	LU (9)	—	32,787	(6)	0.0%

Subtotal — California			200	209,928	—	—	32,787		0.0%

Florida:
Azur at Metrowest	Orlando						732,884	(10)	0.2%
Capri at Hunter’s Creek	Orlando						865,181	(10)	0.3%
CG at Bayshore(7)	Bradenton	1997	376	374,156	93.1%	863	1,012,419		0.3%
CG at Cypress Crossing	Orlando						1,192,876	(10)	0.4%
CG at Heather Glen	Orlando	2000	448	523,228	99.6%	969	5,411,635		1.7%
CG at Heathrow	Orlando	1997	312	353,040	94.2%	1,015	3,683,590		1.1%
CG at Hunter’s Creek	Orlando	1997	496	624,464	97.4%	997	6,233,530		1.9%
CG at Lakewood Ranch	Sarasota	1999	288	301,656	96.9%	1,040	3,672,821		1.1%
CG at Metrowest	Orlando	1997					671,973	(8)	0.2%
CG at Palma Sola(7)	Bradenton	1992	340	293,272	97.1%	836	835,513		0.3%
CG at Seven Oaks	Tampa	2004	318	301,131	96.5%	983	3,831,694		1.2%
CG at TownPark	Orlando	2002	456	564,056	94.5%	1,079	6,020,126		1.9%
CG at Town Park Reserve	Orlando	2004	80	77,416	97.5%	1,167	1,161,368		0.4%
CV at Twin Lakes	Orlando	2004	460	138,200	93.0%	943	5,186,724		1.6%
Portofino at Jensen Beach	Jensen Beach	2002					288,056	(10)	0.1%
Murano at Delray Beach	Delray Beach	2002					462,064	(10)	0.1%

Subtotal — Florida			3,574	3,550,619	95.9%	975	41,262,454		12.9%

Georgia:
CG at Barrett Creek	Atlanta	1999	332	309,962	97.6%	783	3,344,480		1.0%
CG at Barrington Club	Macon	1996					51,168	(8)	0.0%
CG at Berkeley Lake	Atlanta	1998	180	244,217	96.1%	1,087	2,038,545		0.6%
CG at Enclave	Atlanta	1995	200	296,868	96.0%	924	2,041,543	(11)	0.6%
CG at Hammocks	Savannah	1997	308	323,844	96.4%	914	3,469,495		1.1%
CG at Huntcliff(7)	Atlanta	1997	358	364,633	96.9%	1,176	678,529	(6)	0.2%
CG at McDaniel Farm	Atlanta	1997	424	456,834	94.8%	944	2,478,004	(6)	0.8%
CG at McGinnis Ferry	Atlanta	1997	434	509,455	90.6%	960	4,462,636		1.4%
CG at Mount Vernon	Atlanta	1997	213	257,180	95.3%	1,138	2,649,145		0.8%

						Average			Percent of Total
				Approximate		Rental	Total Multifamily		2006 Multifamily
Multifamily		Year	Number of	Rentable Area	Percent	Rate	Property Revenue		Property
Property(1)	Location	Completed(2)	Units(3)	(Square Feet)	Occupied	Per Unit	for 2006		Revenue(4)

CG at Pleasant Hill	Atlanta	1996	502	501,816	93.4%	993	1,601,541	(6)	0.5%
CG at River Oaks	Atlanta	1992	216	276,208	94.9%	1,069	2,180,337		0.7%
CG at River Plantation	Atlanta	1994	232	310,364	94.0%	1,063	2,418,647		0.8%
CG at Shiloh	Atlanta	2002	498	533,412	95.8%	1,151	1,613,725	(6)	0.5%
CG at Sugarloaf	Atlanta	2002	250	328,552	97.2%	1,020	2,632,961		0.8%
CG at Whitemarsh	Savannah	2002					283,371	(8)	0.1%
CV at Greentree	Savannah	1984	194	165,216	99.0%	725	1,662,771		0.5%
CV at Huntington	Savannah	1986	147	121,112	98.6%	765	1,351,987		0.4%
CV at Marsh Cove	Savannah	1983	188	197,200	95.7%	833	1,783,967		0.6%
CV at Poplar Place	Atlanta	1989/1995	324	299,730	93.5%	757	2,781,093	(11)	0.9%
CV at Spring Lake	Atlanta	1986	188	189,712	97.2%	779	1,510,167	(11)	0.5%
CV at Stockbridge	Stockbridge	1993/1994					68,564	(8)	0.0%
CV at Stone Brook	Atlanta	1986					43,595	(8)	0.0%
CV at Timothy Woods	Athens	1996	204	211,444	94.1%	828	1,641,905	(11)	0.5%
Merritt at Godley Station(7)	Savannah	2005	312	337,344	95.8%	915	1,209,465		0.4%

Subtotal — Georgia			5,704	6,235,103	95.3%	960	43,997,641		13.7%

Mississippi:
CG at The Reservoir	Jackson	2000	170	195,605	97.1%	905	1,827,146	(11)	0.6%
CG at Natchez Trace	Jackson	1995/1997	328	342,800	94.8%	785	2,826,967	(11)	0.9%

Subtotal — Mississippi			498	538,405	95.6%	826	4,654,113		1.5%

North Carolina:
Autumn Park	Greensboro	2001/2004	402	403,776	94.3%	872	3,463,311		1.1%
Beacon Hill	Charlotte	1985	349	256,075	94.6%	681	2,251,796	(11)	0.7%
CG at Arringdon	Raleigh/Durham	2003	320	311,200	96.6%	923	2,778,736		0.9%
CG at Beverly Crest	Charlotte	1996	300	278,685	90.7%	842	2,714,216		0.8%
CG at Crabtree Valley	Raleigh	1997	210	209,670	97.1%	910	1,894,098		0.6%
CG at Legacy Park	Charlotte	2001	288	300,768	94.8%	867	2,587,205		0.8%
CG at Mallard Creek	Charlotte	2004	252	232,646	95.6%	895	2,243,900		0.7%
CG at Mallard Lake	Charlotte	1998	302	300,806	93.7%	875	2,696,595		0.8%
CG at Patterson Place	Durham	1997	252	236,756	95.2%	936	2,407,407		0.8%
CG at Research Park(7)	Raleigh	2002	370	383,978	92.7%	962	633,537		0.2%
CG at Trinity Commons	Raleigh	2000/2002	462	484,404	94.8%	871	3,984,013		1.2%
CG at University Center	Charlotte	2006	156	167,028	94.2%	824	230,640	(6)	0.1%
CG at Wilmington	Wilmington	1998/2002	390	355,896	96.4%	737	3,433,079		1.1%
Clarion Crossing	Raleigh	1972	260	227,064	97.7%	858	1,901,140	(11)	0.6%
CV at Chancellor Park	Charlotte	1996	340	326,410	90.7%	740	1,537,898	(6)	0.5%
CV at Charleston Place	Charlotte	1986	214	172,405	91.6%	688	1,470,879		0.5%
CV at Deerfield	Raleigh	1985	204	198,180	95.6%	850	1,665,512		0.5%
CV at Greystone	Charlotte	1998/2000	408	386,988	93.9%	759	3,112,524		1.0%
CV at Highland Hills	Raleigh	1987	264	277,324	95.8%	947	2,129,767		0.7%
CV at Matthews(7)	Charlotte	1990	270	255,712	91.5%	831	436,287	(6)	0.1%
CV at Meadow Creek	Charlotte	1984	250	230,430	96.4%	707	1,749,846		0.5%
CV at Mill Creek	Greensboro	1984	220	209,680	97.3%	651	1,489,578		0.5%
CV at Paces Glen	Charlotte	1986					65,282	(8)	0.0%
CV at Pinnacle Ridge	Asheville	1948/1985	166	146,856	99.3%	704	1,255,818		0.4%
CV at Regency Place	Raleigh	1986	180	156,900	95.0%	765	1,293,488	(11)	0.4%
CV at Remington Place	Raleigh	1985					51,495	(8)	0.0%
CV at South Tryon	Charlotte	2002	216	236,088	95.8%	835	1,813,215		0.6%
CV at Stone Point	Charlotte	1986	192	172,928	96.4%	740	1,528,223		0.5%
CV at Timber Crest	Charlotte	2000	282	273,408	94.7%	829	2,231,596		0.7%
Glen Eagles I & II	Greensboro	1990/2000	310	313,520	95.5%	771	2,375,721		0.7%
Heatherwood	Charlotte	1980	476	438,563	93.9%	703	3,315,751		1.0%
Parkside at Woodlake	Raleigh	1996	266	255,124	97.7%	765	2,016,725		0.6%
Summerwalk	Charlotte	1983					58,685	(8)	0.0%
The Meadows I, II & III	Asheville	1974/2001					643,847	(8)	0.2%
The Timbers	Raleigh	1983					67,952	(8)	0.0%
The Trestles	Raleigh	1987					373,461	(8)	0.1%

Subtotal — North Carolina			8,571	8,199,268	94.8%	813	63,903,222		19.9%

New Mexico
Pinnacle Estates	Albuquerque	1998					708,394	(8)	0.2%
Pinnacle High Desert	Albuquerque	1998					1,133,569	(8)	0.4%
Pinnacle High Resort	Albuquerque	1998					685,913	(8)	0.2%

Subtotal — New Mexico							2,527,876		0.8%

Nevada
Desert Lakes	Las Vegas	1991					482,528	(8)	0.2%
Pinnacle Flamingo West	Las Vegas	1998					854,836	(8)	0.3%
Talavera	Las Vegas	1995					971,649	(8)	0.3%

Subtotal — Nevada							2,309,013		0.7%

South Carolina:
Arbors at Windsor Lake(7)	Columbia	1991	228	216,240	94.3%	782	205,899		0.1%
Cape Landing	Myrtle Beach	1997/1998	288	268,632	91.7%	743	2,476,968		0.8%

						Average				Percent of Total
				Approximate		Rental		Total Multifamily		2006 Multifamily
Multifamily		Year	Number of	Rentable Area	Percent	Rate		Property Revenue		Property
Property(1)	Location	Completed(2)	Units(3)	(Square Feet)	Occupied	Per Unit		for 2006		Revenue(4)

CG at Cypress Cove	Charleston	2001	264	303,996	96.6%	900		26,101	(6)	0.0%
CG at Quarterdeck	Charleston	1987	230	218,880	94.8%	890		2,433,305		0.8%
CV at Caledon Wood	Greenville	1995/1996						14,100	(8)	0.0%
CV at Hampton Pointe	Charleston	1986	304	314,600	97.4%	774		2,803,433		0.9%
CV at Waters Edge	Charleston	1985	204	187,640	95.6%	732		1,773,131		0.6%
CV at Westchase	Charleston	1985	352	248,391	99.1%	663		2,881,743		0.9%
CV at Windsor Place	Charleston	1985	224	213,440	93.3%	717		1,913,194		0.6%
Merritt at James Island	Charleston	2002						181,336	(8)	0.1%
Mira Vista at James Island	Charleston	2002						484,878	(10)	0.2%
Stone Ridge(7)	Columbia	1972	191	196,170	92.1%	648		103,568		0.0%

Subtotal — South Carolina			2,285	2,167,989	95.3%	760		15,297,656		4.8%

Tennessee
CG at Bellevue	Nashville	1996	349	343,977	95.4%	922		3,467,030		1.1%
CG at Brentwood(7)	Nashville	1995	254	286,922	95.7%	1,015		734,066		0.2%
CG at Shelby Farms	Memphis	1998	296	317,596	93.9%	853		2,865,252		0.9%
CV at Hendersonville(7)	Nashville	1992	364	341,752	96.2%	713		678,199		0.2%

Subtotal — Tennessee			1,263	1,290,247	95.3%	864		7,744,547		2.4%

Texas:
Belterra(7)	Fort Worth	2006	288	278,292	LU (9)	—		80,866	(6)	0.0%
Brookfield	Dallas	1984	232	165,648	94.4%	597		1,440,908		0.4%
CG at Canyon Creek(7)	Austin	DEV						87,967		0.0%
CG at Bear Creek	Fort Worth	1998	436	394,969	95.9%	986		4,090,590		1.3%
CG at Round Rock	Austin	2006	422	429,650	LU (9)	—		1,814,853		0.6%
CG at Silverado Reserve	Austin	2006	256	267,776	94.1%	1,056		1,475,459		0.5%
CG at Valley Ranch	Dallas	1997	396	462,123	97.2%	1,112		4,987,223		1.6%
Copper Crossing	Fort Worth	1980/1981						483,067	(8)	0.2%
Cottonwood Crossing	Fort Worth	1985	200	150,200	98.5%	589		1,196,584		0.4%
Cunningham(7)	Austin	2000	280	257,338	98.6%	855		483,338		0.2%
CV at Bear Creek	Fort Worth	1984	120	90,600	98.3%	696		886,517		0.3%
CV at Bedford	Fort Worth	1983	238	153,986	97.9%	610		1,625,253		0.5%
CV at Canyon Hills	Austin	1996	229	163,056	99.1%	728		1,827,020		0.6%
CV at Estrada	Dallas	1983						333,907	(8)	0.1%
CV at Haverhill	San Antonio	1997						2,448,748	(8)	0.8%
CV at Main Park	Dallas	1984	192	226,944	98.4%	810		1,685,984		0.5%
CV at North Arlington	Fort Worth	1985	240	190,560	95.4%	695		1,790,523		0.6%
CV at Oak Bend	Dallas	1996	426	382,690	97.4%	862		958,104	(6)	0.3%
CV at Pear Ridge	Dallas	1988	242	187,308	95.8%	721		1,914,600		0.6%
CV at Quarry Oaks	Austin	1996	533	459,800	96.4%	798		4,458,063		1.4%
CV at Sierra Vista	Austin	1999	232	204,400	98.3%	789		1,953,536		0.6%
CV at Silverado	Austin	2004	238	38,100	95.8%	1,014		2,235,207		0.7%
CV at Willow Creek	Fort Worth	1996	478	429,909	97.3%	938		2,555,376	(6)	0.8%
Grayson Square I & II	Fort Worth	1985/1986	450	380,500	98.0%	771		3,847,115		1.2%
Paces Cove	Dallas	1982	328	219,760	94.5%	583		2,035,139		0.6%
Paces Point	Dallas	1985	300	228,600	92.0%	654		2,146,237		0.7%
Remington Hills	Dallas	1984	362	345,710	97.8%	887		3,187,974		1.0%
Shoal Creek	Fort Worth	1996	408	388,426	95.8%	1,098		2,316,529	(6)	0.7%
Summer Tree	Dallas	1980	232	133,400	98.3%	551		1,432,208		0.4%

Subtotal — Texas			7,758	6,629,745	96.7%	751		55,778,898		17.4%

Virginia:
Arbor Trace	Norfolk	1985						555,587	(8)	0.2%
Ashley Park	Richmond	1988	272	208,064	95.6%	745		2,228,969		0.7%
CV at Chase Gayton	Richmond	1984	328	311,196	94.2%	902		3,077,225		1.0%
CV at Greenbrier	Richmond	1980	258	219,460	99.2%	933		2,999,453		0.9%
CV at Hampton Glen	Richmond	1986	232	182,824	96.6%	845		2,243,347		0.7%
CV at Harbour Club	Norfolk	1988	214	173,972	91.1%	940		2,453,088		0.8%
CV at Tradewinds	Norfolk	1988	284	263,920	97.2%	915		2,939,925		0.9%
CV at Waterford	Richmond	1989	312	292,066	99.7%	882		2,920,486		0.9%
CV at West End	Richmond	1987	224	156,332	97.3%	798		2,076,568		0.6%
Mayflower Seaside	Norfolk	1950	265	183,542	91.3%	1,095		3,269,523		1.0%
Trolley Square East & West	Richmond	1964/1965	328	180,372	93.9%	753		2,921,596		0.9%
Trophy Chase I & II	Charlottesville	1970	425	372,526	92.7%	771		3,401,120		1.1%

Subtotal — Virginia			3,142	2,544,274	95.3%	864		31,086,887		9.7%

TOTAL			38,111	38,854,780	95.5%	825	(5)	$320,518,370		100.00%

(1)	All multifamily properties are 100% owned by us with the exception of the properties noted in (7) below. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Year initially completed and, where applicable, year(s) in which additional phases were completed at the property.

(3)	Units (in this table only) refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2006.

(4)	Percent of Total Multifamily 2006 Property Revenue represents each property’s proportionate share of revenue from our 127 multifamily properties, including the partially-owned properties, as well as 36 properties sold during 2006 and three that were converted to condominiums.

(5)	Represents weighted average rental rate per unit of the 124 multifamily properties not in lease-up at December 31, 2006.

(6)	Represents revenues from the date of our acquisition of this property in 2006 through December 31, 2006.

(7)	We hold a 5% - 35% non-controlling interest in these joint ventures.

(8)	Represents revenues from January 1, 2006 through the date the properties were sold during 2006.

(9)	These properties are currently in lease-up (LU) and are not included in the Percent Occupied and Average Rental Rate per Unit totals.

(10)	These properties are condominium conversions properties that are classified as held for sale.

(11)	These are operating properties that are classified as held for sale.

The following table sets forth the total number of units including those in lease-up, percent leased and average base rental rate per unit as of the end of each of the last five years for our multifamily properties:

			Average Base
	Number of	Percent	Rental Rate
Year-End	Units(1)	Leased(2)	Per Unit

December 31, 2006	38,111	95.5%	$825
December 31, 2005	44,337	95.3%	$771
December 31, 2004	25,009	94.6%	$818
December 31, 2003	15,224	92.9%	$794
December 31, 2002	14,556	88.1%	$785

(1)	Units (in this table only) refers to multifamily units owned at year end, including 910 units in lease-up and 5,396 units that were partially owned by us at December 31, 2006.

(2)	Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period.

Office Properties

The 53 office properties, including those properties in lease-up, contain a total of approximately 16.9 million net rentable square feet. 17 of the office properties are located in Alabama (representing 18.0% of the office portfolio’s net rentable square feet), 20 are located in Florida (representing 40.3% of the office portfolio’s net rentable square feet), eight are located in Atlanta, Georgia (representing 22.6% of the office portfolio’s net rentable square feet), one is located in Rockville, Maryland, two are located in Charlotte, North Carolina, one is located in Memphis, Tennessee, and four are located in Texas (representing 12.9% of the office portfolio’s net rentable square feet). The office properties range in size from approximately 29,988 square feet to 1,199,200 square feet. All of the office properties are managed by us, with the exception of two properties acquired in the Colonial/DRA Office Joint Venture.

The following table sets forth certain additional information relating to the office properties as of and for the year ended December 31, 2006.

Office Properties

						Average	Total Office		Percent of
			Net Rentable		Total	Base Rent	Property		Total 2006
		Year	Area Square	Percent	Annualized	Per Leased	Revenue for		Office Property
Office Property(1)	Location(2)	Completed(2)	Feet	Leased	Base Rent(3)	Square Foot	2006(4)		Revenue(5)

Alabama:
Colonial Center Blue Lake	Birmingham	1982/95	166,723	99.9%	$3,067,497	$18.42	$3,203,119		1.9%
Colonial Center Colonnade	Birmingham	1989/99	419,315	99.5%	7,310,614	17.52	9,127,949		5.3%
Riverchase Center	Birmingham	1984-88	305,899	82.1%	2,604,378	10.37	3,560,583		2.1%
Land Title Bldg.(7)	Birmingham	1975	29,988	100.0%	407,069	13.57	202,117		0.1%
International Park	Birmingham	1987/89/99	210,984	99.3%	3,896,364	18.60	4,163,103		2.4%
Independence Plaza	Birmingham	1979	106,216	99.3%	1,805,564	17.12	2,002,992		1.2%
Colonial Plaza	Birmingham	1999	170,850	96.3%	2,971,108	18.06	3,387,156		2.0%
Colonial Center Lakeside	Huntsville	1989/90	122,234	98.4%	2,012,907	16.74	2,160,888		1.3%
Colonial Center Research Park	Huntsville	1999	133,582	100.0%	2,292,354	17.16	2,274,630		1.3%
Colonial Center Research Place	Huntsville	1979/84/88	272,558	98.0%	3,339,891	12.50	3,704,824		2.1%
DRS Building	Huntsville	1972/86/90/03	215,485	100.0%	1,732,368	8.04	1,777,313		1.0%
AmSouth Center	Huntsville	1990	154,521	94.6%	2,591,043	17.73	3,046,622		1.8%
Perimeter Corporate Park	Huntsville	1986/89	234,787	100.0%	3,886,383	16.55	3,974,534		2.3%
Progress Center	Huntsville	1983-91	221,992	98.8%	2,561,581	11.68	2,607,933		1.5%
Research Park Office Center	Huntsville	1984/00	176,570	100.0%	1,938,798	10.98	2,173,297		1.3%
Research Park Office Center #4	Huntsville	1999	59,883	100.0%	677,575	11.31	722,772		0.4%
Interstate Park	Montgomery	1982-85/89					2,958,461	(9)	1.7%
250 Commerce St	Montgomery	1904/81	37,447	97.1%	509,213	14.00	520,989		0.3%

Subtotal-Alabama			3,039,034	97.2%	43,604,707	14.76	51,569,282		30.0%

Florida:
Baymeadows Way(7)	Jacksonville	1993	224,281	100.0%	2,131,670	9.50	348,265		0.2%
Jacksonville Baymeadows(7)	Jacksonville	1999	751,273	92.2%	9,234,240	13.33	1,897,873		1.1%
Jacksonville JTB(7)	Jacksonville	2001	416,773	93.0%	5,304,395	13.69	1,219,005		0.7%
901 Maitland Center	Orlando	1985	155,730	66.1%	1,912,137	18.58	1,926,489		1.1%
Colonial Center 100 at TownPark	Orlando	2001	153,569	97.7%	3,253,723	21.69	3,563,902		2.1%
Colonial Center 200 at TownPark	Orlando	2003	155,203	97.7%	3,060,211	20.18	3,284,596		1.9%
Colonial Center 300 at TownPark	Orlando	2006	149,487	LU (6)		-0-	690,930		0.4%
Colonial Center 600 at TownPark	Orlando	2002	199,585	100.0%	3,965,809	19.87	4,039,380		2.3%
Colonial TownPark Office	Orlando	2004	33,423	100.0%	734,673	21.98	785,743		0.5%
Colonial Center Heathrow	Orlando	1988/96/00	730,107	88.2%	11,413,939	17.72	16,174,249		9.4%
Heathrow 500	Orlando	1988/96/00					1,651,453	(9)	1.0%
Heathrow 1001	Orlando	2000	192,159	97.0%	3,578,164	19.20	4,155,457		2.4%
Orlando Central(7)	Orlando	1980	616,105	85.0%	8,812,155	16.83	1,402,858		0.8%
Orlando Lake Mary(7)	Orlando	1999	303,438	91.4%	4,428,932	15.97	761,049		0.4%
Orlando University(7)	Orlando	2001	384,687	90.2%	6,583,080	18.97	1,086,565		0.6%
St. Petersburg Center(7)	St. Petersburg	2000	675,517	90.0%	10,264,891	16.88	1,696,834		1.0%
Tallahassee Center	Tallahassee	1990					1,537,273	(9)	0.9%
Colonial Place I & II	Tampa	1984/1986	371,328	97.3%	8,154,844	22.57	8,533,759		5.0%
Colonial Center at Bayside	Tampa	1988/94/97	212,882	98.2%	3,746,414	17.92	3,317,634		1.9%
Concourse Center	Tampa	1981/85	294,368	98.5%	5,696,337	19.65	5,320,521		3.1%
Broward Financial Center(7)	South Florida	1986	325,483	79.8%	6,847,788	26.36	1,246,808		0.7%
Las Olas Centre(7)	South Florida	1999	469,199	82.9%	8,715,259	22.41	2,581,756		1.5%
Colonial Bank Centre	South Florida	1982/1996					4,950,203	(9)	2.9%

Subtotal-Florida			6,814,597	92.4%	107,838,661	17.13	72,172,602		41.9%

Georgia:
Colonial Center at Mansell Overlook	Atlanta						7,346,367	(9)	4.3%
Colonial Center at Mansell Overlook JV(7)		1987/96/97/00	652,542	94.7%	12,776,573	20.68	1,108,418	(8)	0.6%
Colonial Center at Mansell Overlook 400	Atlanta	1987					1,175,155	(9)
Shoppes & Lakeside at Mansell	Atlanta						497,017	(9)	0.3%
Shoppes & Lakeside at Mansell JV(7)	Atlanta	1996/97/05	35,748	89.1%	744,426	23.37	74,110	(8)	0.0%
The Peachtree	Atlanta	1989	309,625	88.6%	5,801,642	21.15	7,140,060		4.1%
The Peachtree Suites 1125/1400	Atlanta	1989	7,010	100.0%	150,154	21.42	73,153	(10)	0.0%
Atlantic Center Plaza(7)	Atlanta	2001	499,601	91.1%	12,881,916	28.30	2,361,780		1.4%
Atlanta Chamblee(7)	Atlanta	2000	1,132,922	95.1%	19,795,809	18.37	3,232,705		1.9%
Atlanta Gwinnett Place	Atlanta	2000					254,615	(9)	0.1%
Atlanta Perimeter(7)	Atlanta	1985	182,036	86.7%	2,863,912	18.15	447,439		0.3%
McGinnis Park(7)	Atlanta	2001	202,163	67.2%	2,335,486	17.19	309,058		0.2%
Ravinia 3(7)	Atlanta	1991	800,645	76.7%	10,977,912	17.88	2,533,906		1.5%

Subtotal-Georgia			3,822,292	88.4%	68,327,830	20.22	26,553,783		14.7%

Maryland:
Decoverly(7)	Rockville	1989	154,787	62.3%	3,770,479	39.10	1,097,591		0.6%

Subtotal-Maryland			154,787	62.3%	3,770,479	39.10	1,097,591		0.6%

						Average	Total Office		Percent of
			Net Rentable		Total	Base Rent	Property		Total 2006
		Year	Area Square	Percent	Annualized	Per Leased	Revenue for		Office Property
Office Property(1)	Location(2)	Completed(2)	Feet	Leased	Base Rent(3)	Square Foot	2006(4)		Revenue(5)

North Carolina:
Esplanade	Charlotte	1981	202,974	76.3%	2,218,341	14.32	2,340,865		1.4%
Charlotte University(7)	Charlotte	1999	182,989	87.2%	3,125,467	19.59	499,164		0.3%
Charlotte Vanguard	Charlotte	1997					466,777	(9)	0.3%

Subtotal-North Carolina			385,963	77.6%	5,343,808	17.84	3,306,806		2.0%

Tennessee:
Germantown Center(7)	Memphis	1999	532,024	85.8%	8,248,698	18.07	1,368,770		0.8%

Subtotal-Tennessee			532,024	85.8%	8,248,698	18.07	1,368,770		0.8%

Texas:
Research Park Plaza III and IV	Austin	2001	357,689	100.0%	7,414,472	20.73	10,298,097		6.0%
6600 Campus Cirlce	Dallas	1998					127,800	(9)	0.1%
Signature Place(7)	Dallas	1986	437,359	77.2%	5,489,349	16.26	1,012,717		0.6%
Tollway Crossing	Dallas	1997					507,205	(9)	0.3%
Post Oak(7)	Houston	1982	1,199,190	95.7%	19,804,171	17.26	3,607,212		2.1%
Westchase(7)	Houston	2000	184,259	96.3%	3,755,137	21.16	632,474		0.4%

Subtotal-Texas			2,178,497	96.2%	36,463,129	17.40	16,185,506		9.5%

Virginia:
Paragon Place 1(7)	Richmond	1986					113,940	(9)	0.1%

Subtotal-Virginia							113,940		0.1%

TOTAL			16,927,194	93.5%	273,597,312	$18.79	172,368,280		100%

(1)	All office properties are 100% owned by us with the exception of those noted in (7) below.

(2)	Year initially completed and, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Total Annualized Base Rent includes all base rents for our wholly-owned properties and our partially-owned properties.

(4)	Total Office Property Revenue for 2006 is our share (based on our percentage ownership of the property) of the total office property revenue, unless otherwise noted.

(5)	Percent of Total Office 2006 Property Revenue represents each property’s proportionate share of revenue from our 53 office properties, including partially owned properties.

(6)	This property is currently in lease-up (LU) and is not included in the Percent Leased and Average Base Rent per Leased Square Foot property totals.

(7)	We hold a 15% - 33.33% non-controlling interest in these joint ventures.

(8)	These properties were transferred to a joint venture with UBS Wealth Management. We retained a 15% interest in these properties through a non-controlling interest in this joint venture.

(9)	Represents revenues from January 1, 2006 through the date the property was sold during 2006.

(10)	Represents revenues from the date of our acquisition of this property in 2006 through December 31, 2006.

The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2006, for our office properties (including all lease expirations for partially-owned properties).

		Net Rentable	Annualized	Percent of Total
	Number of	Area Of Expiring	Base Rent of	Annual Base Rent
	Tenants with	Leases	Expiring	Represented by
Year of Lease Expiration	Expiring Leases	(Square Feet)(1)	Leases (1)(2)	Expiring Leases(1)

2007	429	2,263,223	$56,278,576	14.6%
2008	328	2,240,597	56,263,980	14.6%
2009	375	2,603,596	89,190,175	23.1%
2010	240	1,624,523	34,909,069	9.0%
2011	227	1,844,013	40,434,062	10.5%
2012	106	1,966,700	46,063,875	11.9%
2013	37	896,414	17,713,987	4.6%
2014	45	875,389	20,428,732	5.3%
2015	27	502,941	8,652,344	2.2%
2016	26	585,499	9,479,891	2.5%
Thereafter	13	377,249	6,801,833	1.8%

	1,853	15,780,144	$386,216,524	100.0%

(1)	Excludes approximately 997,563 square feet of space not leased as of December 31, 2006.

(2)	Annualized base rent is calculated using base rents as of December 31, 2006.

The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our office properties:

			Average Base
	Rentable Area	Total Percent	Rent Per Leased
Year-End	(Square Feet)(2)	Leased	Square Foot(1)

December 31, 2006	16,927,000	93.5%	$18.79
December 31, 2005	19,500,000	91.3%	$18.35
December 31, 2004	5,870,000	92.2%	$17.48
December 31, 2003	5,464,000	89.7%	$18.56
December 31, 2002	5,185,000	91.0%	$18.24

(1)	Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.

(2)	Rentable square feet includes 10,393,009 square feet that is partially-owned by us at December 31, 2006.

Retail Properties

The 43 retail properties, including those properties in lease-up, contain a total of approximately 12.7 million square feet (including space owned by anchor tenants). 19 of the retail properties are located in Alabama (representing 40.9% of the retail portfolio’s gross rentable area), eight are located in Florida (representing 13.2% of the retail portfolio’s gross rentable area), five are located in Georgia (representing 15.9% of the retail portfolio’s gross rentable area), four are located in North Carolina (representing 7.1% of the retail portfolio’s gross rentable area), one is located in South Carolina (representing 5.0% of the retail portfolio’s gross rentable area), two are located in Tennessee (representing 5.2% of the retail portfolio’s gross rentable area), three are located in Texas (representing 8.7% of the retail portfolio’s gross rentable area), and one is located in Virginia (representing 4.0% of the retail portfolio’s gross rentable area). All of the retail properties, with the exception of Parkway Place, are managed by us.

The following table sets forth certain information relating to the retail properties as of and for the year ended December 31, 2006.

Retail Properties

Average
Base
Rent Per	Total Retail	Percent of
Total	Leased	Property	Total 2006
Year	GRA	Number Of	Percent	Annualized	Square	Revenue for	Retail Property
Retail Property(1)	Location	Completed(2)	(Square Feet)(3)	Stores	Leased(3)	Base Rent(4)	Foot(5)	2006	Revenue(6)

Alabama:
Brookwood Village Center	Birmingham	1973/91	76,595	7	100.0%	$725,943	$15.71	$815,439	0.7%
Colonial Brookwood Village	Birmingham	1973/91	371,755	71	96.6%	6,345,340	25.76	10,829,354	9.8%
Colonial Brookwood Village	231,953	(15)
Bel Air Mall JV(13)	Mobile	1966/90/97	1,000,271	135	99.1%	11,299,348	22.50	1,704,298	1.5%
Bel Air Mall JV	333,990	(15)
Colonial Mall Decatur	Decatur	1979/89	495,232	55	87.6%	3,649,429	18.99	5,161,848	(9)	4.7%
Colonial Mall Decatur	80,866	(15)
Colonial Promenade Alabaster	Birmingham	2005	218,681	25	92.7%	3,025,966	18.69	4,002,152
Colonial Promenade Craft Farms	Gulf Shores	2005	53,170	1	LU	(10)	850,720	885,422
Colonial Promenade Hoover(13)	Birmingham	2002	164,866	36	95.2%	1,850,175	18.60	282,895	0.3%
Colonial Promenade Hoover	215,766	(15)
Colonial Promenade Madison(13)	Madison	2000	110,712	13	97.1%	1,121,559	14.72	348,065	0.3%
Colonial Promenade Montgomery	Montgomery	1990/97	165,114	24	84.5%	1,302,805	13.10	1,713,030	(9)	1.6%
Colonial Promenade Montgomery	44,000	(15)
Colonial Promenade Montgomery North	Montgomery	1990/97	108,082	8	96.0%	1,049,057	17.02	1,225,426	(9)	1.1%
Colonial Promenade Montgomery North	101,830	(15)
Colonial Promenade Trussville	Birmingham	2000	388,302	23	99.6%	3,365,180	14.05	4,197,278	3.8%
Colonial Promenade Trussville II	Birmingham	2004	58,182	16	95.2%	852,627	16.55	1,156,696	1.0%
Colonial Promenade Trussville II	224,509	(15)
Colonial Promenade Tutwiler Farm	Birmingham	2000	2,918,885	(8)	2.6%
Colonial Pinnacle Tutwiler Farm	Birmingham	2006	856,246	(7)(8)	0.8%
Colonial Shoppes Colonnade	Birmingham	1989	125,462	30	94.1%	1,799,749	17.91	2,335,933	2.1%
Colonial Shoppes Bellwood	Montgomery	1988	88,482	18	94.2%	636,905	10.53	774,692	(9)	0.7%
Colonial Shoppes Clay	Birmingham	1982	66,175	13	95.8%	725,943	13.19	924,580	0.8%
Colonial Shoppes McGehee	Montgomery	1986	98,255	18	82.6%	484,257	6.91	1,039,894	(9)	0.9%
Olde Town	Montgomery	1978/90	38,660	11	77.7%	157,228	2.57	214,520	(9)	0.2%
Parkway Place(13)	Huntsville	1975	287,556	72	81.0%	5,971,780	28.52	5,047,681	4.6%
Parkway Place	348,164	(15)
University Village Mall JV(13)	Auburn	1973/84/89	402,008	53	87.6%	2,416,521	20.91	445,032	0.4%
University Village Mall JV	124,707	(15)
Other	162,529	(14)	0.1%

Subtotal-Alabama	6,023,345	576	92.5%	47,630,532	20.84	47,041,895	42.7%

								Average
								Base
								Rent Per	Total Retail		Percent of
							Total	Leased	Property		Total 2006
		Year	GRA		Number Of	Percent	Annualized	Square	Revenue for		Retail Property
Retail Property(1)	Location	Completed(2)	(Square Feet)(3)		Stores	Leased(3)	Base Rent(4)	Foot(5)	2006		Revenue(6)

Florida:
Colonial Promenade Bear Lake	Orlando	1990	131,655		30	92.1%	1,401,383	16.51	1,735,042	(9)	1.6%
Colonial Promenade Boulevard Square	Pembroke Pines	2001							1,007,314	(11)	0.9%
Colonial Promenade Boulevard Square JV	Pembroke Pines	2001							404,846	(12)	0.4%
Colonial Promenade Burnt Store	Punta Gorda	1990	95,023		25	98.9%	982,323	16.29	1,408,832		1.3%
Colonial Promenade Deerfield	Deerfield Beach	1988/2003							1,095,187	(11)	1.0%
Colonial Promenade Deerfield JV	Deerfield Beach	1988/2003							460,180	(12)	0.4%
Colonial Promenade Hunter’s Creek	Orlando	1993/95	227,536		30	99.1%	1,993,569	19.91	2,620,064		2.4%
Colonial Promenade Lakewood	Jacksonville	1995	194,997		51	91.6%	2,063,997	13.90	2,658,337		2.4%
Colonial Promenade Northdale	Tampa	1988	175,917		23	93.8%	1,713,009	16.75	2,431,718		2.2%
Colonial Promenade Northdale			55,000	(15)
Colonial Promenade TownPark	Orlando	2003	199,221		33	95.1%	2,925,518	25.75	4,019,546		3.6%
Colonial Promenade Wekiva	Orlando	1990	208,568		30	93.6%	2,040,656	13.64	2,802,060	(9)	2.5%
Colonial Promenade Winter Haven	Orlando	1986	161,559		22	92.0%	1,070,061	13.60	1,519,918		1.4%
Colonial Shoppes College Parkway	Ft. Myers	1986							326,098	(11)	0.3%
Colonial Shoppes College Parkway JV	Ft. Myers	1986							147,940	(12)	0.1%
Colonial Shoppes Pines Plaza	Pembroke Pines	2002							298,896	(11)	0.3%
Colonial Shoppes Pines Plaza JV	Pembroke Pines	2002							130,434	(12)	0.1%
Subtotal-Florida			1,449,476		244	94.5%	14,190,516	17.25	23,066,414		20.9%

Georgia:
Britt David	Columbus	1990	102,564		13	96.4%	581,875	11.45	795,870	(9)	0.7%
Glynn Place Mall JV(13)	Brunswick	1986	278,295		56	92.2%	2,669,583	17.68	452,972		0.4%
Glynn Place Mall JV			225,558	(15)
Colonial Mall Lakeshore	Gainesville	1984/97	518,290		50	93.6%	2,750,651	17.29	4,236,158	(9)	3.8%
Valdosta Mall JV(13)	Valdosta	1982/85	429,182		62	94.5%	4,392,465	16.00	646,842		0.6%
Valdosta Mall JV			93,729	(15)
Colonial Promenade Beechwood	Athens	1963/92	350,091		40	99.5%	3,666,224	15.64	4,392,162		4.0%
Other									204,446	(14)	0.2%

Subtotal-Georgia			1,997,709		221	95.8%	14,060,798	16.33	10,728,451		9.7%

North Carolina:
Greenville Mall JV(13)	Greenville	1965/89/99	404,612		60	95.5%	3,638,964	21.16	628,090		0.6%
Greenville Mall JV			46,051	(15)
Colonial Mayberry Mall	Mount Airy	1968/86	149,097		18	94.5%	711,871	13.15	1,112,056	(9)	1.0%
Colonial Mayberry Mall			57,843	(15)
Colonial Shoppes Quaker	Greensboro	1968/88/97	102,223		31	95.4%	1,025,558	12.29	1,365,183		1.2%
Colonial Shoppes Yadkinville	Yadkinville	1971/97	90,917		17	100.0%	698,995	8.33	899,640	(9)	0.8%
Other									39,051	(14)	0.0%

Subtotal-North Carolina			850,743		126	96.1%	6,075,388	16.40	4,004,969		3.6%

South Carolina:
Myrtle Beach Mall JV(13)	Myrtle Beach	1986	524,142		59	93.1%	4,340,024	21.63	712,356		0.6%
Other									80,006	(14)	0.1%

Subtotal-South Carolina			524,142		59	93.1%	4,340,024	21.63	792,363		0.7%

Tennessee:
Colonial Pinnacle Turkey Creek(13)	Knoxville	2005	477,108		61	95.0%	7,223,450	21.19	3,032,499		2.7%
Rivermont Shopping Center	Chattanooga	1986/97	73,481		10	93.9%	427,678	8.46	491,657	(9)	0.4%

Subtotal-Tennessee			550,589		71	94.7%	7,651,128	20.07	3,524,156		3.2%

Texas:
Colonial Pinnacle Kingwood Commons	Houston	2003	164,356		28	89.1%	2,496,509	21.15	3,302,378		3.0%
Colonial Promenade Portofino	Houston		372,502		41	87.3%	4,787,659	21.82	6,410,416		5.8%
Village on Parkway	Dallas	1980	381,166		46	88.0%	4,517,093	20.27	7,544,302	(9)	6.8%
Other									113,690	(14)	0.1%

Subtotal-Texas			918,024		115	87.9%	11,801,261	21.00	17,370,787		15.8%

Virginia:
Colonial Mall Staunton	Staunton	1969/86/97	423,967		50	92.5%	2,549,144	12.26	3,757,808	(9)	3.4%

Subtotal-Virginia			423,967		50	92.5%	2,549,144	12.26	3,757,808		3.4%

Total			12,737,995		1,462	93.1%	$108,298,791	$19.07	$110,286,842		100.0%

(1)	All retail properties are 100% owned by us with the exception of those noted in (13) below.

(2)	Year initially completed and, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.

(3)	GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants. Percent Leased excludes anchor owned space.

(4)	Total Annualized Base Rent includes all base rents for our wholly-owned properties and our partially-owned properties.

(5)	Includes specialty store space only.

(6)	Percent of Total Retail Property Revenue for 2006 represents each property’s proportionate share of revenue from our 43 retail properties, including partially owned properties.

(7)	Represents revenues from the date of our acquisition or completion of development of the property in 2006 through December 31, 2006.

(8)	Represents revenues from January 1, 2006 through the date the property was sold during 2006.

(9)	These properties were reclassified to “held for sale” and are included as discontinued operations at December 31, 2006.

(10)	This property is currently in lease-up and is not included in Percent Leased and Average Base Rent per Leased Square Foot property totals.

(11)	These properties were conveyed in March 2006 to a joint venture with The Cornfeld Group in which we retained a 10% interest.

(12)	The remaining 10% interest in these properties was sold to The Cornfeld Group in December 2006.

(13)	We hold a 10% - 50% interest in these joint ventures.

(14)	Represents revenues on properties disposed of prior to 2006.

(15)	Represents space owned by anchor tenants.

The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2006, for our retail properties (including all lease expirations for partially-owned properties):

		Net Rentable	Annualized	Percent of Total
	Number of	Area Of Expiring	Base Rent of	Annual Base Rent
	Tenants with	Leases	Expiring	Represented by
Year of Lease Expiration	Expiring Leases	(Square Feet)(1)	Leases(1)(2)	Expiring Leases(1)

2007	228	802,891	$10,230,680	9.5%
2008	226	973,222	10,697,271	9.9%
2009	215	1,019,404	10,324,966	9.6%
2010	170	832,513	10,786,696	10.0%
2011	172	1,306,891	14,061,050	13.0%
2012	109	1,385,380	11,261,007	10.4%
2013	73	393,080	6,066,766	5.6%
2014	44	321,762	3,447,419	3.2%
2015	67	493,489	7,231,430	6.7%
2016	84	693,127	9,606,581	8.9%
2017 and Thereafter	64	1,422,235	14,175,293	13.1%

	1,452	9,643,994	$107,889,159	100.0%

(1)	Excludes 910,035 square feet of space occupied under license agreements, vacant or vacating as of December 31, 2006.

(2)	Annualized base rent is calculated using base rents as of December 31, 2006.

The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the retail properties:

	Gross Retail
	Area	Percent	Average Base Rent Per
Year-End	(Square Feet)(1)	Leased	Leased Square Foot(2)

December 31, 2006	12,737,995	93.1%	$19.07
December 31, 2005	13,453,000	92.2%	$18.81
December 31, 2004	15,294,000	91.4%	$19.45
December 31, 2003	15,343,000	89.6%	$19.84
December 31, 2002	15,475,000	89.2%	$18.36

(1)	Includes 2,183,966 square feet of anchor owned space and 4,459,918 square feet of space partially owned by us at December 31, 2006.

(2)	Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

Undeveloped Land

We own various parcels of land which are held for future developments. Land adjacent to multifamily properties typically will be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at office and retail properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings, expansion of the shopping center, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers.

Property Markets

The table below sets forth certain information with respect to the geographic concentration of the properties as of December 31, 2006.

Geographic Concentration of Properties

						Total 2006
					Total 2006	Discontinued	Total 2006		Percent of
				Total 2006	Unconsolidated	Operations	Consolidated		Total 2006
	Units	NRA	GRA	Property	Property	Property	Property		Property
State	(Multifamily)(1)	(Office)(2)	(Retail)(3)	Revenue(4)	Revenue	Revenue	Revenue		Revenue

Alabama	4,936	3,039,034	6,023,345	$145,255,757	$10,584,111	$32,085,188	$102,586,458		22.9%
Arizona	180	—	—	5,278,696	4,249,701	—	1,028,995		0.2%
California	200	—	—	32,787	32,787	—	—		0.0%
Florida	3,574	6,814,597	1,449,476	136,501,469	16,797,573	12,950,212	106,753,684		23.8%
Georgia	5,704	3,822,292	1,997,709	81,279,875	13,419,932	13,296,117	54,563,826		12.2%
Maryland	—	154,787	—	1,097,591	1,097,590	—	—		0.0%
Mississippi	498	—	—	4,654,113	—	4,654,113	—		0.0%
Nevada	—	—	—	2,309,013	2,309,013	—	—		0.0%
New Mexico	—	—	—	2,527,876	2,527,876	—	—		0.0%
North Carolina	8,571	385,963	850,743	71,214,997	2,663,825	8,716,861	59,834,311		13.4%
South Carolina	2,285	—	524,142	16,090,019	1,021,833	681,790	14,386,396		3.2%
Tennessee	1,263	532,024	550,589	12,637,473	5,813,535	491,657	6,332,281		1.4%
Texas	7,758	2,178,497	918,024	89,335,190	6,488,258	10,958,540	71,888,392		16.0%
Virginia	3,142	—	423,967	34,958,635	113,940	4,313,395	30,531,300		6.8%

Total	38,111	16,927,194	12,737,995	$603,173,491	$67,119,974	$88,147,873	$447,905,643	(5)	100.0%

(1)	Units (in this table only) refer to multifamily apartment units.

(2)	NRA refers to net rentable area of office space.

(3)	GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.

(4)	Includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method and our share of revenue of the properties disposed in 2006.

(5)	Excludes construction revenues and other non-property related revenue.

We believe that the demographic and economic trends and conditions in the markets where our properties are located indicate a potential for continued growth in property net operating income. Our properties are located in a variety of distinct submarkets within Alabama, Arizona, California, Florida, Georgia, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham, Alabama; Orlando, Tampa and Miami, Florida; Atlanta, Georgia; Charlotte and Raleigh, North Carolina; and Dallas and Houston, Texas are our primary markets. We believe that our markets in these 12 states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, office and retail properties.

Mortgage Financing

As of December 31, 2006, we had approximately $2.4 billion of collateralized and unsecured indebtedness outstanding with a weighted average interest rate of 6.1% and a weighted average maturity of 5.5 years. Of this amount, approximately $0.5 billion was collateralized mortgage financing and $1.9 billion was unsecured debt. Our mortgaged indebtedness was secured by 39 of our consolidated properties and carried a weighted average interest rate of 6.9% and a weighted average maturity of 4.5 years. The following table sets forth our collateralized and unsecured indebtedness in more detail.

Mortgage Debt and Notes Payable
(dollars in thousands)

				Anticipated Annual
			Principal Balance	Debt Service			Balance Due on
Property (1)	Interest Rate		(as of 12/31/06)	(1/1/07 - 12/31/07)	Maturity Date		Maturity

Multifamily Properties:

CG at Berkeley Lake	7.150%		$7,671	$548	06/15/08		$7,247

CG at Edgewater	6.810%		20,369	1,387	01/01/11		18,830

CG at Hammocks(4)	7.990%		18,742	1,497	09/01/11		16,195

CG at Hunter’s Creek	7.980%		18,999	1,516	06/30/10		18,999

CG at Hunter’s Creek	5.980	%(5)	10,066	602	06/30/10		7,405

CG at Mt Vernon	7.180%		12,100	869	02/01/08		11,624

CG at Promenade	6.810%		21,248	1,447	01/01/11		19,643

CG at Quarterdeck(4)	7.730%		9,772	755	07/01/09		8,871

CG at River Oaks	5.540%		10,321	572	09/01/13		8,903

CG at River Plantation	7.090%		10,946	776	10/15/08		10,252

CG at Trinity Commons(4)	6.750%		17,644	1,191	05/01/11		15,584

CG at Valley Ranch(4)	5.840%		24,704	1,443	09/01/14		21,971

CG at Wilmington(4)	6.750%		12,947	874	05/01/11		11,435

CV at Bear Creek(4)	7.160%		3,419	245	07/01/11		2,983

CV at Bedford(4)	6.990%		8,495	594	04/01/11		7,483

CV at Canyon Hills(4)	6.990%		12,667	885	04/01/11		12,667

CV at Chase Gayton(4)	7.160%		15,973	1,144	08/01/11		13,945

CV at Deerfield(4)	7.160%		10,273	736	07/01/11		8,966

CV at Greenbrier(4)	6.990%		12,741	891	04/01/11		11,224

CV at Greentree(4)	7.730%		6,591	509	07/01/09		5,982

CV at Hampton Glen(4)	6.680%		12,597	841	04/01/12		10,913

CV at Harbour Club(4)	6.990%		8,470	592	04/01/11		7,461

CV at Highland Hills(4)	6.990%		14,765	1,032	04/01/11		13,007

CV at Huntington(4)	7.970%		4,827	5,211	09/01/07		4,694

CV at Inverness	4.860	%(5)	9,900	481	06/15/26	(2)	9,900

CV at Main Park(4)	7.160%		8,509	609	07/01/11		7,427

CV at Marsh Cove(4)	7.730%		8,017	620	08/01/09		7,265

CV at Meadow Creek(4)	7.160%		9,639	690	07/01/11		8,417

CV at North Arlington(4)	7.100%		8,576	609	07/01/11		7,468

CV at Pear Ridge(4)	6.990%		10,568	739	04/01/11		9,308

CV at Pinnacle Ridge(4)	7.160%		5,032	360	07/01/11		4,391

CV at Timber Crest(4)	6.750%		15,114	1,020	05/01/11		13,349

CV at Tradewinds(4)	7.160%		11,157	799	07/01/11		9,739

CV at Waterford(4)	6.980%		17,028	1,189	01/01/12		14,728

CV at Waters Edge(4)	7.730%		7,061	546	07/01/09		6,409

CV at Windsor Place(4)	7.990%		8,890	710	09/01/11		7,448

Cottonwood Crossing(4)	7.160%		6,087	436	07/01/11		5,312

Paces Cove(4)	7.160%		11,222	803	07/01/11		9,796

Summer Tree(4)	6.990%		7,746	541	04/01/11		6,823

Retail Properties:

Village on the Parkway	5.770%		47,000	2,712	07/11/11		47,000

Other debt:

Land Loan	6.130	%(5)	305	19	09/30/08		305

Unsecured Credit Facility(3)	5.830%		85,000	4,956	03/22/08		85,000

Term Loan	5.473	%(6)	100,000	5,473	03/22/08		100,000

Medium Term Notes	8.800%		20,000	1,760	02/01/10		20,000

Medium Term Notes	8.800%		5,000	440	03/15/10		5,000

			Anticipated Annual
		Principal Balance	Debt Service		Balance Due on
Property (1)	Interest Rate	(as of 12/31/06)	(1/1/07 - 12/31/07)	Maturity Date	Maturity

Medium Term Notes	8.050%	10,000	805	12/27/10	10,000

Medium Term Notes	8.080%	10,000	808	12/24/10	10,000

Senior Unsecured Notes	7.000%	175,000	187,250	07/14/07	175,000

Senior Unsecured Notes	6.875%	100,000	6,875	08/15/12	100,000

Senior Unsecured Notes	6.150%	125,000	7,688	04/15/13	125,000

Senior Unsecured Notes	4.800%	100,000	4,800	04/01/11	100,000

Senior Unsecured Notes	6.250%	300,000	18,750	06/15/14	300,000

Senior Unsecured Notes	4.750%	275,000	13,063	02/01/10	275,000

Senior Unsecured Notes	5.500%	325,000	17,875	10/01/15	325,000

Senior Unsecured Notes	6.050%	275,000	16,638	09/01/16	275,000

Unamortized Discounts		(5,292)	—		(5,292)

TOTAL CONSOLIDATED DEBT	6.104%	$2,397,906	$326,220		$2,351,077

(1)	Certain of the properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand, CP as an abbreviation for Colonial Promenade, CS as an abbreviation for Colonial Shoppes and CV as an abbreviation for Colonial Village.

(2)	The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the property. The stated maturity date for the loans is August 1, 2022.

(3)	This unsecured credit facility bears interest at a variable rate, based on LIBOR plus a spread of 80 basis points. The facility also includes a competitive bid feature that allows us to convert up to $250 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2006, we had $85.0 million outstanding under the competitive bid feature.

(4)	Represents mortgage or note payable assumed in the Cornerstone acquisition.

(5)	Represents variable rate debt.

(6)	Represents floating rate debt that has been swapped to a fixed rate of 5.473%.

In addition, the properties in which we own partial interests (and are not consolidated in our financial statements) also are subject to existing mortgage indebtedness. Our pro-rata share of such indebtedness as of December 31, 2006 was as follows:

		Company’s Share
	Company’s	of Principal
	Percentage	Balance	Interest		Maturity
Unconsolidated Entity	Ownership	(as of 12/31/06)	Rate		Date
		(in thousands)

Multifamily Properties:
Mountain Brook, LLC (CG)	15.0%	$2,955	5.94%		10/01/09
Inverness Lakes II, LLC (CV)	5.0%	642	8.11%		05/01/10
Rocky Ridge, LLC (CV)	15.0%	1,669	5.68%		10/01/16
Bayshore (CG)	25.0%	4,778	6.85%		11/01/11
Palma Sola (CG)	25.0%	5,825	5.89%		04/01/12
Cunningham	20.0%	2,800	5.18%		06/15/09
Colony Woods	10.0%	1,684	4.55%		12/01/08
Madison at Shoal Run	10.0%	962	4.65%		12/01/08
Meadows at Brook Highland	10.0%	1,509	4.65%		12/01/08
Stone Ridge	10.0%	500	5.50%		01/01/09
Arbors at Windsor Lake	10.0%	892	5.50%		01/01/09
Merritt at Godley Station	35.0%	6,701	5.50%		06/01/25
Brentwood (CG)	25.0%	4,805	5.73%		01/01/11
Hendersonville (CV)	25.0%	3,584	7.22%		01/01/11
The Grove at Riverchase	20.0%	3,850	5.05%		10/01/10
CG at Research Park — Durham	20.0%	4,724	5.28%		10/01/13
CG at Huntcliff Village	20.0%	5,200	5.27%		03/01/13
CV at Matthews Village	25.0%	3,675	5.80%		03/29/16
CG at Canyon Creek	25.0%	5,497	6.75	%(1)	03/15/09
CG at Belterra	10.0%	2,000	5.96%		10/01/16
Park Crossing	10.0%	2,588	5.96%		12/01/16
Regents Park	40.0%	6,156	8.25	%(1)	09/01/08

		Company’s Share
	Company’s	of Principal
	Percentage	Balance	Interest		Maturity
Unconsolidated Entity	Ownership	(as of 12/31/06)	Rate		Date
		(in thousands)

Deerwood	47.3%	7,802	8.82	%(1)	10/17/07
Office Property:
Land Title Building	33.3%	413	8.10%		02/01/15
Orlando Central Center	15.0%	8,730	5.35%		09/30/10
St Petersburg Center	15.0%	11,947	7.57	%(1)	04/09/07
Memphis Germantown Center	15.0%	7,665	5.35%		09/30/10
Atlantic Center Plaza — Fixed	15.0%	11,993	5.49%		01/01/15
Atlantic Center Plaza — Floating	15.0%	1,875	7.37	%(1)	01/01/08
Atlanta Chamblee Center	15.0%	20,550	7.07	%(1)	09/30/07
Ravinia — Fixed	15.0%	12,747	5.26%		01/01/08
Ravinia — Floating	15.0%	1,950	7.37	%(1)	01/01/08
Ravinia — Mezzanine	15.0%	2,917	9.07	%(1)	09/30/07
Atlanta Perimeter Center	15.0%	2,790	7.07	%(1)	09/30/07
Orlando University Center	15.0%	7,755	5.35%		09/30/10
Orlando Lake Mary Center	15.0%	6,060	7.07	%(1)	09/30/07
Decoverly	15.0%	3,750	5.35%		09/30/10
Broward Financial	15.0%	6,951	4.84%		02/10/08
Las Olas	15.0%	14,732	5.32%		12/11/14
Charlotte University Center	15.0%	2,790	5.35%		09/30/10
Jacksonville Baymeadows Center	15.0%	12,840	5.35%		09/30/10
Baymeadows	15.0%	2,070	5.55%		06/11/14
Westchase	15.0%	2,278	5.39%		09/11/14
Jacksonville JTB Center	15.0%	4,320	5.35%		09/30/10
Landstar	15.0%	3,600	7.57	%(1)	04/09/07
McGinnis Park — Fixed	15.0%	147	8.00%		04/09/07
McGinnis Park — Floating	15.0%	2,610	7.57	%(1)	04/09/07
Post Oak	15.0%	17,205	7.07	%(1)	09/30/07
Signature Place	15.0%	4,320	7.32	%(1)	02/10/08
Colonial Center Mansell 100	15.0%	3,157	6.15%		08/01/16
Colonial Center Mansell 200	15.0%	3,033	6.15%		08/01/16
Colonial Center Mansell 300	15.0%	3,567	6.15%		08/01/16
Colonial Center Mansell 500	15.0%	3,038	6.15%		08/01/16
Retail Properties:
CP Hoover	10.0%	1,689	5.94%		01/11/13
Glynn Place Mall JV	10.0%	2,256	5.25%		12/08/10
Valdosta Mall JV	10.0%	5,160	5.27%		12/08/15
Bel Air Mall JV	10.0%	12,240	5.30%		12/08/15
Myrtle Beach Mall JV	10.0%	5,020	7.02	%(1)	12/11/07
University Village Mall JV	10.0%	3,179	6.97	%(1)	12/11/07
Greenville Mall JV	10.0%	4,468	5.29%		12/08/15
Shoppes at Mansell	15.0%	647	6.15%		08/01/16
Lakeside at Mansell	15.0%	461	6.15%		08/01/16
CP Smyrna	50.0%	4,577	6.52	%(1)	12/05/09
Colonial Pinnacle Turkey Creek	50.0%	32,500	6.03%		09/01/16
Parkway Place	45.0%	26,415	6.32	%(1)	06/28/08

Total Unconsolidated Debt		$367,210	6.16%

(1)	Represents variable rate debt.

Item 3.	Legal Proceedings.

Neither we nor any of our properties are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the properties, other than routine litigation arising in the ordinary course of business, which is expected to primarily be covered by liability insurance.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters.

Our common shares are traded on the New York Stock Exchange under the symbol “CLP”. The following sets forth the high and low sale prices for the common shares for each quarter in the two-year period ended December 31, 2006, as reported by the New York Stock Exchange Composite Tape, and the distributions paid by us with respect to each such period.

Calendar Period	High	Low	Distribution

2006:
First Quarter	$51.59	$43.22	$.680
Second Quarter	$49.40	$43.45	$.680
Third Quarter	$50.50	$46.40	$.680
Fourth Quarter	$51.69	$45.86	$.680
2005:
First Quarter	$39.15	$35.55	$.675
Second Quarter	$44.24	$37.45	$.675
Third Quarter	$47.90	$42.02	$.675
Fourth Quarter	$44.63	$40.60	$.675

On February 26, 2007, the last reported sale price of the common shares on the New York Stock Exchange was $47.28. On February 26, 2007, we had approximately 3,175 shareholders of record.

We intend to continue to declare quarterly distributions to our common shareholders. Future distributions will be declared and paid at the discretion of our board of trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our board of trustees deem relevant. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income. Under our existing credit facility and term loan, we are restricted from paying common share dividends that would exceed 95% of our funds from operations during any four-quarter period, except as necessary to protect our REIT status.

Item 6.	Selected Financial Data.

The following table sets forth selected financial and operating information on a historical basis for each of the five years ended December 31, 2006. The following information should be read together with our consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. Our historical results may not be indicative of future results due to our current strategy to change our asset mix to generate approximately 80% of our net operating income from multifamily properties (see Note 1 — Organization and Basis of Presentation in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

	2006	2005	2004	2003	2002
	(In thousands, except per share data)

OPERATING DATA
Total revenue	$496,083	$414,279	$248,709	$213,528	$202,888
Expenses:
Depreciation and amortization	153,267	159,473	71,594	57,294	50,743
Other operating	235,804	174,214	100,334	82,460	72,743
Income from operations	107,012	80,592	76,781	73,774	79,402
Interest expense	126,640	124,131	71,491	60,619	58,229
Interest income	7,763	4,403	1,048	775	1,251
Other income, net	119,962	110,727	12,974	8,039	36,833
Income from continuing operations	86,737	50,915	12,637	15,056	38,845
Income from discontinued operations	116,743	168,726	41,981	37,206	34,532
Dividends to preferred shareholders	20,903	22,391	14,781	15,284	15,565
Distributions to preferred unitholders	7,250	7,250	7,493	8,875	8,873
Net income available to common shareholders	180,449	197,250	39,837	32,530	57,812
Per share — basic:
Income from continuing operations	$1.40	$0.75	$(0.08)	$(0.19)	$1.05
Income from discontinued operations	2.57	4.43	1.55	1.49	1.56

Net income per share — basic	$3.97	$5.18	$1.47	$1.30	$2.61

Per share — diluted:
Income from continuing operations	$1.38	$0.74	$(0.08)	$(0.19)	$1.04
Income from discontinued operations	2.54	4.39	1.53	1.48	1.54

Net income per share — diluted	$3.92	$5.13	$1.45	$1.29	$2.58

Dividends declared per common share	$2.72	$2.70	$2.68	$2.66	$2.64

BALANCE SHEET DATA
Land, buildings and equipment, net	$3,562,954	$3,888,932	$2,426,381	$1,970,699	$1,947,078
Total assets	4,431,777	4,499,258	2,801,343	2,194,927	2,129,856
Total long-term liabilities	2,397,906	2,494,350	1,855,787	1,267,865	1,262,193

OTHER DATA
Funds from operations(1)*	$215,460	$177,931	$137,610	$123,050	$128,110 (2)
Total market capitalization(3)	5,386,888	5,242,012	3,621,947	2,998,390	2,679,607
Cash flow provided by (used in)
Operating activities	169,310	154,174	139,241	137,803	141,993
Investing activities	136,491	(310)	(446,035)	(122,555)	(99,861)
Financing activities	(248,769)	(133,974)	309,449	(13,414)	(46,025)
Total properties (at end of year)	223	261	153	112	106

(1)	Pursuant to the definition of Funds from Operations (FFO) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT), FFO is calculated by adjusting net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

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

(2)	FFO has been revised for the year ended 2002 to conform to NAREIT’s FFO definition. For more information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.”

(3)	Total market capitalization is defined as the market value of outstanding common shares of the Company and operating partnership units of CRLP, plus preferred equity and consolidated debt of the Company. This amount was calculated assuming the conversion of 10,579,261, 10,872,568, 10,372,650, 10,361,034 and 10,788,341 units of minority interest in CRLP into the Company’s Common Shares as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

*	Non-GAAP financial measure. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations” for reconciliation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations (i) should be read together except as otherwise noted, with the consolidated financial statements of the Company and notes thereto contained in Item 8 of this Form 10-K, and (ii) does not reflect any potential impacts associated with our current strategy to change our asset mix to generate approximately 80% of our net operating income from multifamily properties.

General

We are a self-administered equity REIT that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. Our activities include full or partial ownership of a diversified portfolio of 223 properties, including lease-ups, as of December 31, 2006, located in Alabama, Arizona, California, Florida, Georgia, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new operating properties and for-sale properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

The following table summarizes certain key operating performance measures for our consolidated properties as of and for the years ended December 31, 2006 and 2005:

	As of and for the
	Year Ended December 31,
	2006	2005

Multifamily Properties
Physical Occupancy	95.5%	95.3%
Same-Property Economic Occupancy(1)	95.5%	95.4%
End of Month Effective
Rent per Unit per Month	$825	$771
Capital Expenditures per Unit	$818	$682
Office Properties
Physical Occupancy	94.7%	92.1%
Base Rent per Square Foot	$19.25	$18.62
Capital Expenditures per Square Foot	$3.87	$3.53
Retail Properties
Physical Occupancy	93.1%	90.2%
Base Rent per Square Foot(2)	$17.94	$18.02
Tenant Gross Sales per Square Foot(3)	$268.35	$259.14

(1)	Economic Occupancy represents scheduled base rents, less vacancy loss, all concessions adjusted for straight-line (including but not limited to: renewals, move-ins, models, employee units), and bad debts divided by scheduled base rents.

(2)	Retail Property Base Rent per Square Foot excludes anchor tenants and tenants with a leasable area greater than 10,000 square feet.

(3)	Tenant Gross Sales per Square Foot are for mall properties only and excludes tenants with a leasable area greater than 10,000 square feet.

As shown in the table above, multifamily occupancy rates increased slightly in 2006. However, effective rents per unit increased significantly as multifamily fundamentals continued to strengthen. Growth in effective rents was also impacted by our asset recycling program through which we sold properties in slower-growth markets and acquired properties in higher-growth markets, such as Atlanta, Austin, Charlotte, and Dallas. Capital expenditures per unit increased during 2006 due to the timing of improvements made to older properties acquired in the Cornerstone Merger. We expect to continue to invest in quality multifamily properties in high-growth markets. As a result of the anticipated change in our asset mix discussed below, we expect to continue to have greater exposure to the economic trends specific to the multifamily sector, such as:

•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.

As shown in the table above, physical occupancy of our office properties increased from 92.1% in 2005 to 94.7% in 2006. The increase is primarily due to leasing activity at the properties acquired during 2005. Same store occupancy decreased slightly from 95.2% in 2005 to 95.0% in 2006. Average rental rates increased in 2006 by 3.4% to $19.25 per square foot from $18.62 per square foot in 2005. The increase is due to higher rental rates in Tampa, Orlando, Birmingham and Atlanta. Lease transactions of 1.5 million square feet were completed for the consolidated portfolio in 2006, including 799,000 square feet of new leases. Average tenant improvements and leasing commissions have increased 11.8% from 2005. This is primarily a result of several large, long term transactions in our higher rental rate locations.

During 2006, our retail division opened a new shopping center development which is 98% leased as of December 31, 2006. We sold outright two shopping centers, one being a new shopping center development that opened in 2006. We also sold four shopping centers into a joint venture in which we initially retained a 10% interest and then later in the year sold the remaining 10% interest in those properties. These transactions triggered the shifts in the base rent per square foot indicators above due to the fact that the properties sold averaged higher rents per square foot. With the strong leasing activity in both anchor and specialty tenant space representing a total of 2.1 million square feet of transactions, the occupancy of our consolidated properties increased significantly during 2006 to 93.1% from 90.2% at the end of 2005. Additionally, our retention rate on renewals during 2006 was 86%. Our consolidated mall sales per square foot grew 3.6% over the previous year. With 15 properties slated to be sold and others to be transferred to joint ventures in which we will maintain a minority interest in 2007, we believe our operating metrics will continue to reflect changes in our portfolio mix.

We are also currently developing eight shopping centers, which we expect upon completion will total approximately 2.2 million square feet of retail space, as part of our focus on expanding our portfolio in “lifestyle” and “power” centers as well as mixed-use developments. Generally, the developments will be slated as “merchant build” to be sold upon stabilization outright or to a joint venture in which we would retain a minority interest.

Our business strategy and the implementation of that strategy are determined by our Board of Trustees and may change from time to time. Our current strategy has been to change our asset mix to generate approximately 80% of our net operating income from multifamily properties, compared to approximately 50% as of December 31, 2006. In November 2006, we announced the acceleration of our plan to focus on the multifamily business. To implement this strategy, over the next six to 12 months, we plan to sell the majority of our wholly-owned office assets and retail assets into a series of joint ventures in which we would retain a minority interest, and which we expect to manage. In addition, other retail assets are expected to be sold outright.

We currently estimate that once the anticipated joint venture and asset sale transactions are complete, annualized net operating income from multifamily operations would be approximately 80% of our total net operating income. While there will be less capital allocated to the commercial businesses, we currently expect to retain our development, leasing and management expertise. We expect to continue our emphasis on value creation through development of multifamily, office, mixed-use and open-air shopping center properties. Furthermore, we expect to continue to take advantage of our expertise in the commercial markets by focusing on development and opportunistic value creation, including mixed-use projects. It is currently anticipated that the proceeds from any joint venture and asset sale transactions would be used to reduce our leverage and make a special distribution to the holders of common shares; however, any such distribution would be subject to approval by the Board of Trustees. At this point, we are in the process of identifying joint venture partners and buyers for the commercial assets to be sold. Thus, the terms of any joint venture arrangements and asset sale transactions have not yet been negotiated, and no assurances can be given as to the structure or terms of such transactions or the impacts of such transactions on our financial condition, results of operations and operating metrics.

Recent Activity

Fluctuations in our results of operations from period to period are affected by acquisitions, dispositions, new developments placed in service and other business transactions resulting from our efforts to develop new properties and expand existing properties.

In our multifamily division, we made numerous acquisitions and dispositions. During 2006, we acquired 10 wholly-owned apartment communities with 3,676 apartment homes and partnership interests in four other apartment communities with 1,216 apartment homes. These properties were acquired in Atlanta, Georgia; Charlotte, North Carolina; Charleston, South Carolina; Dallas, Texas; Fairfield, California; Fort Worth, Texas; and Phoenix, Arizona. As part of our asset recycling program, we disposed of 16 wholly-owned apartment communities with 5,608 apartment homes and 20 partially-owned multifamily apartment communities with 4,985 apartment homes.

In our office division, we added 50,000 square feet of rentable space in 2006 by acquiring additional square footage at The Peachtree, located in Atlanta, Georgia. We capitalized on increased market values in the office division by divesting of seven wholly owned and six partially owned office assets aggregating 3.5 million square feet.

In our retail division, we sold four properties located in South Florida and two properties located in Birmingham, Alabama aggregating a total of 1.7 million square feet. We will retain the management and leasing responsibilities at all six properties.

Colonial Grand at Silverado Reserve is a multifamily development that was completed in 2006 adding an additional 238 apartment homes to our multifamily portfolio. During 2006, we also completed the development of Colonial Pinnacle Tutwiler Farm, a 450,000 square foot retail power center located in north Birmingham, Alabama. This property was sold during the fourth quarter. Additionally, we completed the development of Colonial Pinnacle Turkey Creek, a 477,000 square foot retail center located in Knoxville, Tennessee, in which we have a 50% partnership interest.

At December 31, 2006, we had a development pipeline approaching $1.0 billion with numerous projects set to be completed throughout 2007 and 2008. In the multifamily division, ten ground up developments for Colonial Grand apartment communities are planned, four of which are in Austin, Texas, two in Charlotte, North Carolina and one each in Gulf Shores, Alabama, Memphis, Tennessee, Phoenix, Arizona and Orlando, Florida. Upon completion, these developments are expected to add approximately 3,325 apartment homes to our portfolio. In the office division, we continued with the development of two assets, one located in Huntsville, Alabama and one in Orlando, Florida, that are expected to add an additional 260,000 square feet of space to our portfolio. We broke ground on two other developments in the office division, a 169,000 square foot development in Birmingham, Alabama and a 155,000 square foot development in Charlotte, North Carolina, both of which are part of mixed-use developments. In the retail division, we have eight open-air shopping center developments underway. Four centers are located in Birmingham, Alabama, two are in Gulf Shores, Alabama, one is in Charlotte, North Carolina and one is in Nashville, Tennessee. With the completion of these developments during 2007 and 2008, the retail division is expected to have approximately 2.2 million additional square feet of retail space.

During 2006, we continued the development of four condominium projects, two of which are located in Charlotte, North Carolina, while one each is located in Charleston, South Carolina and in Gulf Shores, Alabama. One of the developments in Charlotte began selling completed units during the third quarter of 2006. The other developments are expected to be completed during 2007. During 2006, we also converted three previously operated multifamily apartment communities into condominiums properties. Two of these conversion properties are located in Orlando, Florida and the other is in Charleston, South Carolina. The South Carolina property was 100% sold at December 31, 2006. We also continued with the sales of units at the two condominium conversion properties located in Jensen Beach and Delray Beach, Florida that were acquired in 2005. We have four other for-sale residential developments under way including three in south Alabama and one in Charlotte, North Carolina. These developments are expected to include lots and townhomes.

In August 2006, we completed a $275 million senior notes offering. We used the proceeds received from this offering to reduce the outstanding balance on our unsecured line of credit (see Note 9 — Notes and Mortgages Payable in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Base rent for the year ended December 31, 2006 increased $43.3 million or 12.5% as compared with the year ended December 31, 2005. Base rent increased $40.9 million due to acquisitions during 2005 and 2006 and $30.7 million as a result of the Cornerstone merger. These increases were offset by a decrease of $41.4 million resulting from the sale of 14 properties to three joint ventures during 2005 and 2006. The remaining increase is primarily a result of increased rents in our same property portfolio across all three divisions.

Percentage rent for the year ended December 31, 2006 decreased $2.0 million or 63.1% as compared with the year ended December 31, 2005. The decrease was due to the sale of six malls to the GPT Joint Venture (see Note 7 — Investment in Partially Owned Entities and other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Construction revenues and construction expenses of $30.5 million and $29.4 million, respectively, for the year ended December 31, 2006 are a result of third party services provided by our construction company. Our construction company had not begun providing services to third parties during the year ended December 31, 2005. These construction and development services were provided to the joint venture, CG at Canyon Creek, in which we own a 25% partnership interest. All revenues and expenses associated with our percent interest are eliminated in consolidation.

Tenant recoveries for the year ended December 31, 2006 decreased $7.8 million or 25.3% as compared with the year ended December 31, 2005. There was a decrease of $12.3 million as a result of the sale of 14 properties to three joint ventures during 2005 and 2006, which was offset by $1.5 million from acquisitions completed in 2005 and 2006 and increased same property tenant recoveries of $2.7 million.

Other property related revenue for the year ended December 31, 2006 increased $8.1 million or 33.8% as compared with the year ended December 31, 2005. Of the increase, $4.3 million is attributable to the Cornerstone merger and $3.7 million is attributable to properties acquired in 2006 and 2005, which was partially offset by a $3.2 million decrease resulting from the sale of 14 properties to three joint ventures during 2005 and 2006. The remaining increase is a result of ancillary income from our existing properties.

Other non-property related revenue for the year ended December 31, 2006 increased $9.8 million as compared with the year ended December 31, 2005. The increase is primarily due to an increase in property management fees of $5.8 million and leasing income of $3.7 million as a result of additional third party management agreements.

Property operating expenses of our operating properties for the year ended December 31, 2006 increased $13.1 million or 14.0% as compared to the year ended December 31, 2005. The increase is due primarily to $7.4 million in salaries and benefits and $8.8 million in general operating expenses resulting from the Cornerstone merger and properties acquired during 2006 and 2005. These increases were offset by a reduction in property operating expenses resulting from the sale of 14 commercial properties to three joint ventures during 2005 and 2006.

Taxes, licenses and insurance for our operating properties for the year ended December 31, 2006 increased $7.9 million or 18.1% as compared to the year ended December 31, 2005. Of the increase, $6.3 million is related to properties acquired in 2006 and 2005, $3.6 million is related to the Cornerstone assets and $3.2 million is related to increased expenses at our existing properties. These expenses were partially offset by a decrease in expenses resulting from the sale of 14 properties to three joint ventures during 2005 and 2006.

Property management expenses, which represent regional supervision and accounting costs related to property operations, were $12.6 million for the year ended December 31, 2006, which is consistent with prior year expenses.

General and administrative corporate expenses for the year ended December 31, 2006 increased $1.6 million as compared to the year ended December 31, 2005, but remained consistent year over year as a percentage of total property revenues. This is primarily attributable to an increase in salaries and other incentives associated with the growth of the Company and an additional quarter of overhead costs in 2006 associated with the Cornerstone merger.

Management fee and other expense, which represents expenses related to property management and other services provided to third parties, increased $8.0 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase is primarily due to an increase in property management and leasing expenses as a result of additional third party management agreements.

Depreciation and amortization expenses for the year ended December 31, 2006 decreased $6.2 million or 3.9% as compared to the year ended December 31, 2005. Depreciation and amortization expense decreased $18.1 million as a result of the sale of 14 properties to three joint ventures during 2005 and 2006 and $18.8 million due to reduced amortization expenses related to properties acquired in the Cornerstone merger. These decreases were offset by an increase of $21.5 million in depreciation and amortization expenses associated with other properties acquired in 2006 and 2005 and the remaining increase is due to completed developments placed into service during 2006 and 2005.

Impairment of $1.6 million for the year ended December 31, 2006 was recorded on one of our condominium conversion properties as a result of the softening in the condominium and single family housing markets during 2006 (See Note 4 — Property Acquisitions and Dispositions in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Interest expense for the year ended December 31, 2006 increased $2.5 million, or 2.0%, to $126.4 million as compared to the year ended December 31, 2005. The increase reflects the issuance of $275 million of senior notes on August 29, 2006, which was offset by principal reductions of debt during 2006 of approximately $260.6 million and the net reduction in our revolving credit facilities of $24.7 million during the year.

Interest income for the year ended December 31, 2006 increased $3.4 million or 76.3% as compared to the year ended December 31, 2005. The increase is a result of a $24.6 million increase in notes receivable in 2006 compared to 2005 (see Note 2 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Income from partially-owned entities for the year ended December 31, 2006 increased $33.9 million as compared to the year ended December 31, 2005. This increase is primarily due to the gain recognized on the sale of our interests in 15 multifamily apartment communities which were part of the DRA Southwest Joint Venture (see Note 7 — Investment in Partially Owned Entities and other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). The increase was offset by our interest in the net loss of the DRA / Colonial Office Joint Venture for 2006 primarily related to depreciation and amortization.

Gains on hedging activities for the year ended December 31, 2006 increased $4.6 million as compared to the year ended December 31, 2005. This increase is a result of changes in the fair value of an economic hedge totaling approximately $2.7 million and the gain recognized on the settlement of a forward starting interest rate swap of approximately $2.9 million, for which the originally hedged future debt issuance is probable of not occurring (see Note 10 — Derivative Instruments in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Gains from sales of property included in continuing operations for the year ended December 31, 2006 decreased $26.0 million to $80.4 million as compared to the year ended December 31, 2005. The decrease is primarily attributable to larger gains on sales of properties to joint ventures during 2005, offset by an increase in gains on sales of land, undepreciated property, condominium units and for-sale residential sales.

Other income (expense) for the year ended December 31, 2006 decreased $3.3 million as compared to the year ended December 31, 2005. The decrease is primarily a result of $4.0 million received as a result of forfeited earnest money in 2005.

Income from discontinued operations for the year ended December 31, 2006 decreased $10.0 million as compared to the year ended December 31, 2005. At December 31, 2006, we had classified nine multifamily apartment communities containing approximately 2,200 units and 15 retail assets containing approximately 3.4 million square feet as held for sale. The operating property sales that occurred in 2006 and 2005 (with no continuing involvement), which resulted in a gain on disposal of $121.0 million and $182.1 million, respectively, are classified as discontinued operations (see Note 4 — Property Acquisitions and Dispositions in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Preferred share issuance costs write-off for the year ended December 31, 2006 included the write-off of issuance costs associated with the Series C and Series E preferred shares, which resulted from the redemption or repurchase of such shares during 2006 (see Note 12 — Equity Offerings in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Base rent for the year ended December 31, 2005 increased $145.2 million or 72.4% as compared with the year ended December 31, 2004. Base rent increased $92.6 million as a result of the Cornerstone merger, $36.6 million due to acquisition activity and $5.5 million as result of completed developments in 2005. The remaining increase is primarily a result of a decrease in move-in concessions at our multifamily properties and an increase in occupancy in all three divisions.

Percentage rent for the year ended December 31, 2005 increased $0.7 million or 30.6% as compared with the year ended December 31, 2004. The increase was primarily due to an increase in gross sales per square foot at our retail malls and the addition of new tenants at our retail malls that recently completed redevelopment projects. The increase was partially offset by the sale of four malls and the transfer of six malls to the GPT Joint Venture (see Note 7 — Investment in Partially Owned Entities and other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Tenant recoveries for the year ended December 31, 2005 increased $5.4 million or 21.2% as compared with the year ended December 31, 2004. The increase was primarily the result of our 2005 and 2004 acquisitions.

Other property related revenue for the year ended December 31, 2005 increased $10.6 million or 79.9% as compared with the year ended December 31, 2004. Of the increase, $8.6 million is attributable to the Cornerstone acquisition and the remaining increase is attributable to properties acquired and developed in 2005 and 2004.

Other non-property related revenue for the year ended December 31, 2005 increased $2.8 million or 53.8% as compared with the year ended December 31, 2004. The increase is primarily due to an increase in property management fees as a result of an increase in third party management agreements.

Property operating expenses of our operating properties for the year ended December 31, 2005 increased $42.0 million or 81.0% as compared to the year ended December 31, 2004. The increase is due primarily to increased salaries and benefits of $13.6 million as well as increased general operating expenses of $11.1 million related to the Cornerstone merger and properties acquired during 2006 and 2005. Additionally, repairs and maintenance expenses increased $12.6 million as a result of the Cornerstone merger, property acquisitions and increased repairs on our multifamily and retail assets in 2005 as compared to 2004.

Taxes, licenses and insurance for our operating properties for the year ended December 31, 2005 increased $20.8 million or 91.5% as compared to the year ended December 31, 2004. Of the increase, $12.4 million is related to the Cornerstone assets and $8.7 million is related to the other properties acquired and developed in 2005 and 2004.

Property management expense, which represents regional supervision and accounting costs related to property operations, increased $6.8 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. This increase was primarily due to salary and benefit expenses related to the addition of regional supervision personnel, as well as the expense associated with the regional offices acquired in the Cornerstone merger.

General and administrative corporate expenses for the year ended December 31, 2005 increased $3.6 million as compared to the year ended December 31, 2004, but decreased as a percentage of total property revenues from 6.3% in 2004 to 4.7% for 2005. The increases in expenses were primarily due to increases in salaries and benefits associated with the Cornerstone merger.

Management fee and other expense, which represents expenses related to property management and other services provided to third parties, increased $0.7 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase is primarily due to an increase in property management and leasing expenses as a result of additional third party management agreements.

Depreciation and amortization expenses for the year ended December 31, 2005 increased $87.9 million or 122.7% as compared to the year ended December 31, 2004. Of the increase, $65.5 million is related to properties acquired in the Cornerstone merger, including $38.1 million related to the amortization of in-place lease intangible assets. Approximately $17.0 million of the increase is related to properties acquired and developed during 2005 and 2004. The remaining increase is attributable to the amortization of prepaid leasing commissions and tenant improvements on our existing properties as a result of an increase in leasing activity in 2005.

Interest expense for the year ended December 31, 2005 increased $52.6 million, or 73.6%, to $124.1 million as compared to the year ended December 31, 2004. The increase reflects the issuance of $275 million of senior notes on January 31, 2005, the issuance of $325 million of senior notes on September 28, 2005 by CRLP and the assumption of $837.0 million of debt in connection with the Cornerstone merger. In addition, we had increased usage under our unsecured line of credit accompanied by rising interest rates.

Interest income for the year ended December 31, 2005 increased $3.4 million as compared to the year ended December 31, 2004. The increase is a result of a $35.5 million increase in notes receivable in 2005 compared to 2004. We issued notes receivable in connection with the sale of eight multifamily properties and provided mezzanine financing to third parties in 2005.

Income from partially-owned entities for the year ended December 31, 2005 decreased $7.6 million as compared to the year ended December 31, 2004. The decrease is primarily the result of our interest in the net loss of the DRA / Colonial Office JV, which experienced a net loss in the fourth quarter of 2005 as a result of increased amortization and depreciation expense primarily related to in-place lease intangibles.

Gains from sales of property included in continuing operations for the year ended December 31, 2005 increased $101.7 million to $106.5 million as compared to the year ended December 31, 2004. The increase is a result of the transfer of six regional malls to the GPT Joint Venture in which we retained a 10% interest resulting in a gain of $93.2 million and $13.6 million in gains related to condominium sales during 2005.

Other income (expense) for the year ended December 31, 2005 increased $3.1 million as compared to the same period in 2004. The increase is primarily a result of $4.0 million received as a result of forfeited earnest money.

Income from discontinued operations for the year ended December 31, 2005 decreased $7.9 million as compared to the year ended December 31, 2004. At December 31, 2006, we had classified nine multifamily apartment communities containing approximately 2,200 units and 15 retail assets containing approximately 3.4 million square feet as held for sale. The operating property sales that occurred in 2005 and 2004 (with no continuing involvement), which resulted in a gain on disposal of $182.1 million and $14.8 million, respectively, are classified as discontinued operations (see Note 4 — Property Acquisitions and Dispositions in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Summary of Critical Accounting Policies

We believe our accounting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. We consider the following accounting policies to be critical to our reported operating results:

Principles of Consolidation — We consolidate entities in which we have a controlling interest or entities where we are determined to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Additionally, Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” provides guidance in determining whether a general partner controls and therefore should consolidate a limited partnership. The application of FIN 46R and EITF No. 04-5, requires us to make significant estimates and judgments about our and our other partners’ rights, obligations and economic interests in such entities. For entities in which we have less than a controlling financial interest or entities where we are not the primary beneficiary under FIN 46R, the entities are accounted for on the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. A description of our investments accounted for on the equity method of accounting is included in Note 7 Investments in Partially-Owned Entities and Other Arrangements in our Notes to Consolidated Financial Statements contained in item 8 of this Form 10-K. We eliminate all significant intercompany accounts and transactions in consolidation.

We recognize minority interest in our Consolidated Balance Sheets for non-wholly-owned entities that we consolidate. The minority partners’ share of current operations is reflected in minority interest of limited partners in the Consolidated Statements of Income.

Land, Buildings, and Equipment — Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. We review our long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives

Buildings	20 — 40 years
Furniture and fixtures	5 or 7 years
Equipment	3 or 5 years
Land improvements	10 or 15 years
Tenant improvements	Life of lease

Repairs and maintenance costs are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recorded in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We recognize sales of real estate properties only upon the closing of a transaction. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and we are not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under SFAS No. 66, Accounting for Sales of Real Estate. For properties sold to a joint venture in which we retain an ownership percentage, we limit the profit recognized from the sale to the portion sold to the outside party. Further, the profit is limited by the amount of cash received for which we have no commitment to reinvest pursuant to the partial sale provisions found in paragraph 30 of Statement of Position (“SOP”) 78-9. As of December 31, 2006, in accordance with SFAS No. 66, all sales of real estate properties have been recorded as sales transactions, as the risk and rewards of ownership have been transferred to the purchaser.

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

Acquisition of Real Estate Assets — We account for our acquisitions of investments in real estate in accordance with SFAS No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. We consider acquisitions of operating real estate assets to be “businesses” as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.

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

The aggregate value of other intangible assets acquired are measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

We are actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it is no longer probable that we will be successful in the acquisition.

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

The capitalization of costs during the development of assets (including interest, property taxes and other direct costs) begins when an active development commences and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. Cost capitalization during redevelopment of assets (including interest and other direct costs) begins when the asset is taken out of service for redevelopment and ends when the asset redevelopment is completed and the asset is placed in-service.

Valuation of Receivables — We are subject to tenant defaults and bankruptcies at our office and retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit review and analysis on all commercial tenants and significant leases before they are executed. We evaluate the collectibility of outstanding receivables and record allowances as appropriate. Our policy is to record allowances for all outstanding invoices greater than 60 days past due at our office and retail properties. We had $1.7 million and $1.6 million in an allowance for doubtful accounts as of December 31, 2006 and 2005, respectively.

Due to the short-term nature of the leases at our multifamily properties, generally six months to one year, our exposure to tenant defaults and bankruptcies is minimized. Our policy is to record allowances for all outstanding receivables greater than 30 days past due at our multifamily properties.

Notes Receivable — Notes receivable consists primarily of promissory notes issued by third parties. The Company records notes receivable at cost. The Company evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the collateral if the note is collateral dependent. The Company had recorded accrued interest related to its outstanding notes receivable of $5.2 million and $2.8 million as of December 31, 2006 and 2005, respectively. As of December 31, 2006, we had recorded a reserve of $0.6 million against our outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at December 31, 2006 and 2005 was approximately 11.8% and 16.0% respectively. Interest income is recognized on an accrual basis.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

Share-Based Compensation — We currently sponsor share option plans and restricted share award plans (Refer to Note 13 — Share-based Compensation in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in financial statements. We adopted SFAS No. 123 (R) effective January 1, 2006 using the modified prospective method. We previously adopted SFAS No. 123 on January 1, 2003 using the prospective method. Under this method, the fair value of compensation expense was recorded for all share-based awards granted or modified after January 1, 2003. Accordingly, the adoption of SFAS No. 123 (R) did not have a material impact on our consolidated financial statements.

Revenue Recognition — We, as lessor, retain substantially all the risks and benefits of property ownership and account for our leases as operating leases. Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.

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

Segment Reporting — We have adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. We are organized into and manage our business based on the performance of three separate and distinct operating divisions: multifamily, office and retail.

  Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires, among other things, that we (i) recognize a net liability or asset to report the funded status of our defined benefit pensions and other postretirement plans on our balance sheet and (ii) measure benefit plan assets and benefit obligations as of our balance sheet date. We adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The adoption of the recognition provisions of SFAS No. 158 had the following impact to our consolidated balance sheets: an increase in other liabilities and a corresponding decrease in shareholders’ equity of approximately $2.4 million (see Note 14 — Employee Benefits in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

In November 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We do not expect the effect of the adoption of EITF 06-8 to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Our net cash provided by operating activities increased from $154.2 million for the 12 months ended December 31, 2005 to $171.8 million for the 12 months ended December 31, 2006. This increase is due primarily to an additional three months of operations for properties acquired in the Cornerstone merger during 2006.

Net cash flows from investing activities increased from net cash used in investing activities of $0.3 million for the 12 months ended December 31, 2005 to net cash provided by investing activities of $135.4 million for the 12 months ended December 31, 2006. This increase is primarily due to the decrease in property acquisitions and increased distributions from unconsolidated partially-owned entities. These increases were partially offset by an increase in development expenditures for the 12 months ended December 31, 2006. In addition, we incurred direct costs associated with the Cornerstone merger of $35.0 million during the 12 months ended December 31, 2005.

Net cash flows from financing activities decreased from net cash used in financing activities of $134.0 million for the 12 months ended December 31, 2005 to net cash used in financing activities of $250.2 million for the 12 months ended December 31, 2006. The decrease was primarily due to the net proceeds received from the equity offering during the 12 months ended December 31, 2005 and the redemption and repurchase of preferred shares during the 12 months ended December 31, 2006. In addition, distributions increased approximately $20.3 million in 2006.

  Strategic Change

As previously disclosed, our current strategy is to change our asset mix to generate approximately 80% of our net operating income from multifamily properties. To implement this strategy, over the next six to 12 months, we plan to sell the majority of our wholly-owned office assets and retail assets into a series of joint ventures. In addition, other retail assets are expected to be sold outright. Capital proceeds from these transactions are expected to be used to reduce mortgage debt and pay a special dividend to our shareholders. These transactions are not expected to materially impact our debt to equity ratios. We also anticipate maintaining our investment grade rating, and as such, do not expect capital availability to be materially impacted as a result of the transactions.

  Short-Term Liquidity Needs

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), scheduled principal payments and interest expense on our outstanding debt, and quarterly dividends and distributions paid to our common and preferred shareholders and holders of partnership units in CRLP. In the past, we have primarily satisfied these requirements through cash generated from operations.

We believe that cash generated from operations and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein, including under Item 1A — “Risk Factors,” may have a material adverse effect on our cash flow.

The majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments.

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

Long-Term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital then available, which has included the incurrence of new debt through borrowings (i.e., public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources in the future.

Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies. If we experienced a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund investment activities, and the interest rate we are paying under our existing credit facility would increase, if at all.

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

As part of our on-going strategy, we have maintained our asset recycling program, through which we sell assets that we believe have reached their maximum investment potential and reinvest the proceeds from the sale of these assets into opportunities that we believe have more growth potential. During 2006, we disposed of 16 wholly-owned multifamily apartment communities and our percentage interest in 20 multifamily apartment communities representing 10,593 units, seven wholly-owned office properties, including three that were sold to a joint venture, and our percentage interest in six office properties representing 3.5 million square feet and six retail properties, representing 1.7 million square feet. The multifamily apartment communities, office properties and retail properties were sold for a total sales price of approximately $1.0 billion, which was used to repay a portion of the borrowings under our unsecured line of credit and to fund other investment activities. We also sold 607 condominium units at our five condominium conversion properties during 2006 for a total sales price of $117.7 million. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties may be limited in the future by the condition of the markets in which we operate and by various other regulatory requirements. Additionally, throughout 2006, we sold various parcels of land located adjacent to our existing properties for an aggregate sales price of approximately $7.0 million, which was also used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities. As of December 31, 2006, we had approximately $69.8 million of cash from the sales of assets, which we used to fund the acquisition of properties during the first quarter of 2007

As of December 31, 2006, we have unsecured credit facilities providing for total borrowings of up to $600.0 million and a cash management line that provides for borrowings up to $40.0 million. These credit facilities bear interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Of the $600 million available under the credit facilities, we have fixed $100.0 million at an interest rate of 5.47% with an interest rate swap agreement. Based on our December 31, 2006 debt ratings, the spread is 80 basis points over LIBOR. The credit facilities, excluding the cash management line of credit, mature and are renewable in March 2008 and provide for a one-year extension. The credit facilities include a competitive bid feature that allows us to convert up to $250 million under the credit facilities to a fixed rate, for a fixed term not to exceed 90 days.

The credit facilities, which are primarily used to finance property acquisitions and developments, had an outstanding balance at December 31, 2006 of $185.0 million. There were no amounts outstanding on the cash management line at December 31, 2006. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 5.64% and 5.32% at December 31, 2006 and 2005, respectively.

At December 31, 2006, our total outstanding debt balance was $2.4 billion. The outstanding balance includes fixed-rate debt of $2.3 billion, or 95.6% of the total debt balance, and floating-rate debt of $105.0 million, or 4.4% of the total debt balance. Our total market capitalization as of December 31, 2006 was $5.4 billion and our ratio of debt to market capitalization was 44.5%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2006, we were in compliance with these covenants.

Investing Activities

During 2006, we acquired ten multifamily apartment communities containing 3,676 units for an aggregate cost of $342.6 million. We also acquired a partnership interest in four multifamily apartment communities containing 1,216 units for an aggregate cost of $19.0 million. We completed the development of one multifamily apartment community located in Austin, Texas for $24.1 million and two retail properties, including one located in Birmingham, Alabama and one in Knoxville, Tennessee where we are a 50% partner, for $72.5 million, which represents our portion of the cost.

We provided first mortgage financing to third parties totaling $9.9 million and $5.5 million in 2006 and 2005, respectively, and received principal payments of $2.9 million on these loans during 2006. We provided subordinated financing to third parties in connection with the sale of properties of $3.9 million and $8.0 million in 2006 and 2005, respectively, and received principal payments of $8.0 million on these loans during 2006. We provided subordinated financing to third parties for the acquisition and conversion of multi-family properties to condominium communities totaling $11.0 million and $18.8 million in 2006 and 2005, respectively. During 2006, we received principal payments of $4.7 million on these loans and reclassified $3.9 million to investment in partially owned entities pursuant to a reorganization of the borrower. During 2006, we provided subordinated financing of $25.4 million to partially owned joint ventures. These loans are collateralized by the equity of the joint ventures. With the exception of one $2.4 million 20 year amortizing loan, the loans have two to three year maturities.

We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on the particular market and the negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During 2006, we incurred approximately $33.7 million related to tenant improvements and leasing commissions, and approximately $36.5 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

Dividend

The dividend on our common share was $0.680 per share per quarter or $2.72 per share annually in 2006. We also pay regular quarterly dividends on our preferred shares and units. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. We also make regular quarterly distributions on units in our operating partnership.

Financing Transactions

On July 17, 2006, we repaid our $65.0 million 8.05% unsecured senior notes, which matured on that date. The notes were repaid with borrowings from our unsecured line of credit.

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

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Rating(1)	Last update

Standard & Poor’s	BBB−	December 27, 2006
Moody’s	Baa3	December 28, 2006
Fitch	BBB−	December 15, 2006

(1)	Ratings outlook is “stable”.

Our credit ratings are investment grade. If we experience a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund our investment activities. In addition, as previously discussed, our spread on our $600 million unsecured line of credit would increase.

Market Risk

In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2006.

								Estimated
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(Amounts in thousands)

Fixed Rate Debt	$185,675	$134,983	$34,348	$344,967	$397,315	$1,195,932	$2,293,220	$2,295,499
Average interest rate at December 31, 2006	7.0%	5.9%	7.7%	5.4%	6.4%	6.0%	6.1%
Variable Debt	$540	$85,600	$720	$7,926	$—	$9,900	$104,686	$104,686
Average interest rate at December 31, 2006	6.0%	5.6%	6.0%	6.0%		4.9%	5.6%

The table incorporates only those exposures that exist as of December 31, 2006. It does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps (including forward starting interest rate swaps) and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. As of December 31, 2006, none of our outstanding interest rate swaps hedge the interest rate risk associated with forecasted debt issuances.

At December 31, 2006 and 2005, derivatives with a fair value of $0.7 million and $3.0 million, respectively, were included in other assets. The change in net unrealized gains/(losses) of $3.0 million in 2006, $1.6 million in 2005 and ($0.2) million in 2004 for derivatives designated as cash flow hedges is separately disclosed in the statements of changes in shareholders’ equity and comprehensive income. The change in fair value of derivatives not designated as hedges of $2.7 million, ($0.1) million and $0.4 million is included in other income (expense) in 2006, 2005 and 2004, respectively. Hedge ineffectiveness of ($0.1) million and $1.1 million on cash flow hedges due to index mismatches was recognized in other income during 2006 and 2005, respectively. As of December 31, 2006, all of our hedges are designated as cash flow hedges under SFAS No. 133.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our hedged debt. The change in net unrealized gains on cash flow hedges reflects a reclassification of $0.5 million, $0.5 million and $1.4 million of net unrealized gains from accumulated other comprehensive income to interest expense during 2006, 2005 and 2004, respectively. We estimate no impact to interest expense for amounts that will be reclassified from other comprehensive income during 2007.

During February 2006, we settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, we began treating this derivative as an economic hedge during 2005. Changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt, which is approximately 10 years at December 31, 2006.

During June 2006, we entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with a forecasted debt issuance that occurred on August 28, 2006. This interest rate swap agreement had a notional amount of $200 million, a fixed interest rate of 5.689%, and a maturity date of November 15, 2016. This interest rate swap agreement was settled concurrent with our issuance of $275 million of debt in the senior notes offering completed August 28, 2006 (see Note 9 — Notes and Mortgages Payable in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). The settlement resulted in a settlement payment of approximately $5.2 million by us. This amount will remain in other comprehensive income and be reclassified to interest expense over the remaining term of the associated debt, which is approximately 10 years at December 31, 2006. On August 15, 2006, we also entered into a $75 million treasury lock agreement to hedge the interest rate risk associated with the remaining $75 million of senior notes issued on August 28, 2006. This treasury lock agreement was settled on August 28, 2006 for a settlement payment of approximately $0.1 million which will also remain in other comprehensive income and be reclassified to interest expense over the remaining life of the associated debt.

During November 2006, we settled a $175.0 million forward starting interest rate swap that was entered into in July of 2005 and received a payment of approximately $2.9 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. In November 2006, we settled this forward starting swap agreement as a result of our determination that the forecasted debt issuance was no longer probable due to our strategic shift (see Note 1 — Organization and Basis of Presentation in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). In December 2006, we made the determination that it was probable that the forecasted debt issuance would not occur. As a result, we reversed the $2.9 million in other comprehensive income to other income during December of 2006.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2006:

Contractual Obligations

	Total	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

Long-Term Debt Principal:
Consolidated	$2,397,906	$186,215	$220,583	$35,068	$352,893	$397,315	$1,205,832
Partially-Owned Entities(1)	367,210	81,673	65,156	14,996	56,355	11,890	137,140
Long-Term Debt Interest:
Consolidated	789,341	140,651	124,243	119,955	103,693	82,036	218,763
Partially-Owned Entities(1)	95,945	20,514	13,995	11,936	10,654	7,875	30,971

Total	$3,650,402	$429,053	$423,977	$181,955	$523,595	$499,116	$1,592,706

(1)	Represents the Company’s pro rata share of principal maturities (excluding net premiums and discounts) and interest.

Other Commercial Commitments

	Total Amounts
	Committed	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

Standby Letters of Credit	$8,973	$8,940	$33	$—	$—	$—	$—
Guarantees	63,650	50,000	4,000	8,650	—	—	1,000

Total Commercial Commitments	$72,623	$58,940	$4,033	$8,650	$—	$—	$1,000

Guarantees and Other Arrangements

During November 2006, we committed with our joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna Joint Venture. Both the joint venture partner and Colonial committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. As of December 31, 2006, the Colonial Promenade Smyrna Joint Venture had drawn $9.2 million on the construction loan. As of December 31, 2006, no liability was recorded for the guarantee.

During February 2006, we committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. As of December 31, 2006, the joint venture had drawn $21.9 million on the construction loan. As of December 31, 2006, no liability was recorded for the guarantee.

During July 2005, in connection with our investment into a joint venture with Carter and Associates, we committed to provide a construction loan to the joint venture of up to approximately $40 million at a rate of 8.25% per annum. As of December 31, 2006, $15.4 million had been drawn on the construction loan by the joint venture, and $24.6 million was available to be drawn.

During December 2002, we sold 90% of our interest in Colonial Promenade Hoover for a total sales price of $20.5 million to a newly formed joint venture, Highway 150 LLC, in which we maintain a 10% ownership interest and manage the property. In connection with the formation of Highway 150 LLC, we executed a guarantee, pursuant to which we would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2006, the total amount of debt of the joint venture was approximately $16.9 million and matures in December 2012. As of December 31, 2006, no liability was recorded for the guarantee.

In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $26.5 million at December 31, 2006. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.

In connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/Colonial Office JV with respect to ten of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/Colonial Office JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the
DRA/Colonial Office Joint Venture partners. As of December 31, 2006, no liability was recorded for the guarantee. As of February 2007, this guarantee had been reduced to $19.6 million as a result of the paydown of the associated secured debt from the sales of assets.

Off-Balance Sheet Arrangements

As listed above, at December 31, 2006, our share of mortgage debt of unconsolidated joint ventures is $367.2 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources. The execution of our current strategy to change our mix of assets may result in a significant increase in unconsolidated third party mortgage indebtedness, which could also negatively impact our results of operations, liquidity or capital resources. See “Risk Factors — Risks Associated with our Current Strategy to Change our Asset Mix” included in Item 1A of this Form 10-K.

Outlook

Management intends to continue pursuing acquisitions and developments that meet our criteria for property quality, market strength, and investment return. Management will continue to use our unsecured line of credit to provide short-term financing for acquisition, development, and re-development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of properties and the sale of additional debt and equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide us with the means to finance additional acquisitions, developments, and expansions.

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

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2006, our exposure to rising interest rates was mitigated by the existing consolidated debt level of 44.5% of our total market capitalization, the high percentage of consolidated fixed rate debt (94.6%) and the use of interest rate swaps to effectively fix the interest rate on approximately $100.0 million through March 2008. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds from Operations

Funds From Operations (“FFO”) is useful to investors as a measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO, as defined by NAREIT, means net income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Prior to January 1, 2003, we had also included marketing fees on sales transactions within FFO, in which we used internal employees to complete the asset sales. Effective January 1, 2003, we conformed our FFO definition to adhere to the NAREIT white paper definition. As a result, we are no longer including marketing fees on sales transactions and we are no longer excluding straight-line rents to arrive at FFO. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of depreciated properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance.

The following information is provided to reconcile net income available to common shareholders, the most comparable GAAP financial measure, to FFO, and to show the items included in our FFO for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

	2006	2005	2004	2003	2002
	(In thousands, except per share and unit data)

Net income available to common shareholders	$180,449	$197,250	$39,837	$32,530	$57,812
Adjustments (consolidated):
Minority interest in CRLP	42,135	56,578	15,202	13,644	28,656
Minority interest in gain/(loss) on sale of undepreciated property	1,967	5,241	—	—	—
Real estate depreciation	147,898	135,121	90,659	79,006	72,451
Real estate amortization	21,915	58,029	9,482	4,367	4,957
Consolidated gains/(losses) from sales of property, net of income tax	(201,413)	(288,621)	(18,473)	(17,418)	(40,770)
Gains/(losses) from sales of undepreciated property, net of income tax and minority interest	44,502	8,063	3,313	6,995	2,814
Marketing fees (prior to 2003)	—	—	—	—	1,658
Straight-line rents (prior to 2003)	—	—	—	—	(2,079)
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	15,576	7,501	4,562	3,844	2,703
Real estate amortization	5,713	969	89	82	67
(Gains)/losses from sales of property	(43,282)	(2,200)	(7,061)	—	(580)
Straight-line rents (prior to 2003)	—	—	—	—	(35)

Funds from operations	$215,460	$177,931	$137,610	$123,050	$127,654

Prior period revisions to conform to NAREIT FFO definition
Consolidated adjustments
Marketing fees (prior to 2003)	$—	$—	$—	$—	$(1,658)
Straight-line rents (prior to 2003)	—	—	—	—	2,079
Unconsolidated subsidiary adjustments
Straight-line rents (prior to 2003)	—	—	—	—	35

Funds from operations — as revised	$215,460	$177,931	$137,610	$123,050	$128,110

As previously reported
Funds from operations per share and unit — basic	$3.84	$3.65	$3.67	$3.47	$3.85

Funds from operations per share and unit — diluted	$3.80	$3.62	$3.64	$3.45	$3.82

As revised
Funds from operations per share and unit — basic	$3.84	$3.65	$3.67	$3.47	$3.86

Funds from operations per share and unit — diluted	$3.80	$3.62	$3.64	$3.45	$3.83

Weighted average common shares outstanding — basic	45,484	38,071	27,121	24,965	22,154
Weighted average partnership units outstanding — basic(1)	10,678	10,740	10,347	10,451	11,016

Weighted average shares and units outstanding — basic	56,162	48,811	37,468	35,416	33,170
Effect of diluted securities	536	391	341	267	254

Weighted average shares and units outstanding — diluted	56,698	49,202	37,809	35,683	33,424

(1)	Represents the weighted average of outstanding units of minority interest in CRLP.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

Item 8.	Financial Statements and Supplementary Data

The following are filed as a part of this report:

Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

COLONIAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Land, buildings, & equipment	$3,601,883	$3,974,925
Undeveloped land and construction in progress	434,196	202,052
Less: Accumulated depreciation	(420,374)	(453,365)
Real estate assets held for sale, net	381,445	367,372

Net real estate assets	3,997,150	4,090,984
Cash and equivalents	87,647	30,615
Restricted cash	15,907	8,142
Accounts receivable, net	26,138	25,789
Notes receivable	61,269	36,387
Prepaid expenses	19,519	19,549
Deferred debt and lease costs	42,258	50,436
Investment in partially-owned unconsolidated entities	92,892	123,700
Other assets	88,997	113,656

Total assets	$4,431,777	$4,499,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$2,165,884	$2,274,620
Unsecured credit facility	185,000	210,228
Mortgages payable related to real estate held for sale	47,022	9,502

Total long-term liabilities	2,397,906	2,494,350
Accounts payable	75,187	74,474
Accrued interest	32,469	29,063
Accrued expenses	16,558	17,615
Other liabilities	26,546	17,709

Total liabilities	2,548,666	2,633,211

Minority interest:
Preferred units	100,000	100,000
Common units	289,137	283,240
Limited partners’ interest in consolidated partnership	7,406	8,093

Total minority interest	396,543	391,333

Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
9 1/4% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per share, 0 and 2,000,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	20
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 5,000,000 depositary shares issued and outstanding at December 31, 2006 and 2005	5	5
7 5/8% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,190,414 and 5,326,349 depositary shares issued and outstanding at December 31, 2006 and 2005, respectively	1	1
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 51,768,059 and 50,637,973 shares issued at December 31, 2006 and 2005, respectively	518	506
Additional paid-in capital	1,644,699	1,684,853
Cumulative earnings	957,919	747,186
Cumulative distributions	(957,705)	(803,133)
Treasury shares, at cost; 5,623,150 shares at December 31, 2006 and 2005	(150,163)	(150,163)
Accumulated other comprehensive loss	(8,706)	(915)
Deferred compensation on restricted shares	—	(3,646)

Total shareholders’ equity	1,486,568	1,474,714

Total liabilities and shareholders’ equity	$4,431,777	$4,499,258

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands, except share and per share data)
Revenue:
Base rent	$389,194	$345,931	$200,694
Base rent from affiliates	2,547	2,486	1,675
Percentage rent	1,172	3,180	2,434
Tenant recoveries	23,105	30,911	25,497
Construction revenues	30,484	—	—
Other property related revenue	31,888	23,832	13,247
Other non-property related revenue	17,693	7,939	5,162

Total revenue	496,083	414,279	248,709

Operating expenses:
Property operating expenses	107,042	93,918	51,893
Taxes, licenses, and insurance	51,444	43,556	22,750
Construction expenses	29,411	—	—
Property management expenses	12,590	12,615	5,859
General and administrative expenses	21,045	19,406	15,845
Management fee and other expense	12,672	4,719	3,987
Depreciation	133,692	111,180	63,971
Amortization	19,575	48,293	7,623
Impairment	1,600	—	—

Total operating expenses	389,071	333,687	171,928

Income from operations	107,012	80,592	76,781

Other income (expense):
Interest expense	(126,640)	(124,131)	(71,491)
Interest income	7,763	4,403	1,048
Income (loss) from partially-owned unconsolidated entities	34,823	910	8,531
Gains on hedging activities	5,535	886	387
Gains from sales of property, net of income taxes of $3,416, $4,792 and $0 for 2006, 2005 and 2004, respectively	80,434	106,482	4,747
Other	(830)	2,449	(691)

Total other expense	1,085	(9,001)	(57,469)

Income before minority interest and discontinued operations	108,097	71,591	19,312
Minority interest in CRLP — common unitholders	(14,876)	(8,181)	818
Minority interest in CRLP — preferred unitholders	(7,250)	(7,250)	(7,493)
Minority interest of limited partners	766	(5,245)	—

Income from continuing operations	86,737	50,915	12,637

Income from discontinued operations	25,614	35,570	43,519
Gain on disposal of discontinued operations, net of income taxes of $8,554, $0 and $0 for 2006, 2005 and 2004, respectively	120,979	182,138	14,763
Minority interest in CRLP from discontinued operations	(27,259)	(48,397)	(16,020)
Minority interest of limited partners in discontinued operations	(2,591)	(585)	(281)

Income from discontinued operations	116,743	168,726	41,981

Net income	203,480	219,641	54,618

Dividends to preferred shareholders	(20,903)	(22,391)	(14,781)
Preferred share issuance costs write-off	(2,128)	—	—

Net income available to common shareholders	$180,449	$197,250	$39,837

Net income per common share — basic:
Income from continuing operations	$1.40	$0.75	$(0.08)
Income from discontinued operations	2.57	4.43	1.55

Net income per common share — basic	$3.97	$5.18	$1.47

Net income per common share — diluted:
Income from continuing operations	$1.38	$0.74	$(0.08)
Income from discontinued operations	2.54	4.39	1.53

Net income per common share — diluted	$3.92	$5.13	$1.45

Weighted average common shares outstanding — basic	45,484	38,071	27,121
Weighted average common shares outstanding — diluted	46,020	38,462	27,462

Net income	$203,480	$219,641	$54,618
Other comprehensive income (loss):
Unrealized income (loss) on cash flow hedging activities	(3,029)	1,290	(245)
Change in additional minimum pension liability	239	(239)	—

Comprehensive income	$200,690	$220,692	$54,373

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2006, 2005, 2004
	Preferred Shares		Common Shares						Deferred	Accumulated
	of Beneficial		of Beneficial		Additional				Compensation	Other	Total
	Interest		Interest		Paid-In	Cumulative	Cumulative	Treasury	on Restricted	Comprehensive	Shareholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Distributions	Shares	Shares	Loss	Equity
	(In thousands, except per share data)

Balance December 31, 2003	2,500	$25	32,017	$320	$873,342	$458,184	$(576,095)	$(150,163)	$(2,159)	$(1,721)	$601,733
Distributions on common shares ($2.68 per share)							(72,524)				(72,524)
Distributions on preferred shares							(14,781)				(14,781)
Distributions on preferred units of Colonial Realty Limited Partnership							(7,493)				(7,493)
Income before preferred unit distributions						62,111					62,111
Issuance of Restricted Common Shares of Beneficial Interest			28	—	1,061				(1,061)		—
Amortization of deferred compensation									1,348		1,348
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			789	8	29,383						29,391
Issuance of common shares of beneficial interest through options exercised			344	3	10,350						10,353
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership			45	1	995						997
Unrealized Loss on derivative financial instruments										(245)	(245)
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions					(5,863)						(5,863)

Balance December 31, 2004	2,500	$25	33,223	$332	$909,269	$520,295	$(670,894)	$(150,163)	$(1,872)	$(1,966)	$605,026
Distributions on common shares ($2.70 per share)							(102,597)				(102,597)
Distributions on preferred shares							(22,391)				(22,391)
Distributions on preferred units of Colonial Realty Limited Partnership							(7,251)				(7,251)
Income before preferred unit distributions						226,891					226,891
Issuance of Restricted Common Shares of Beneficial Interest			153	2	4,317				(4,319)		—
Amortization of deferred compensation									2,545		2,545
Public offering of common shares of beneficial interest, net of offering costs of $9,457			4,500	45	187,370						187,415
Issuance of common shares of beneficial interest — Cornerstone Merger, net of issuance costs of $1,491			11,277	113	462,234						462,347
Issuance of preferred shares of beneficial interest — Cornerstone Merger, net of issuance costs of $412	53	1			132,746						132,747
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			1,143	12	51,187						51,199
Issuance of common shares of beneficial interest through options exercised			264	3	4,983						4,986
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership			78	1	1,987						1,988
Unrealized gain on derivative financial instruments										1,290	1,290
Change in the additional minimum pension liability										(239)	(239)
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions					(69,240)						(69,240)

Balance December 31, 2005	2,553	$26	50,638	$506	$1,684,853	$747,186	$(803,133)	$(150,163)	$(3,646)	$(915)	$1,474,714
Distributions on common shares ($2.72 per share)							(124,286)				(124,286)
Distributions on preferred shares							(23,036)				(23,036)
Distributions on preferred units of Colonial Realty Limited Partnership							(7,250)				(7,250)
Income before preferred unit distributions						210,733					210,733
Adoption of SFAS No. 123R					(3,821)				3,646		(175)
Issuance of Restricted Common Shares of Beneficial Interest			188	2	924						926
Amortization of stock based compensation					5,488						5,488
Redemption of Series C preferred shares of beneficial Interest	(2,000)	(20)			(48,110)						(48,130)
Redemption of Series E preferred shares of beneficial Interest	(14)				(28,334)						(28,334)
Cancellation of vested restricted shares to pay taxes			(26)		(1,001)						(1,001)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			426	4	18,324						18,328
Issuance of common shares of beneficial interest through options exercised			243	3	9,144						9,147
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership			299	3	13,128						13,131
Unrealized loss on derivative financial instruments										(3,029)	(3,029)
Reclassification adjustment for amounts included in net income										(2,386)	(2,386)
Adoption of SFAS No. 158										(2,615)	(2,615)
Change in the additional minimum pension liability										239	239
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions					(5,896)						(5,896)

Balance December 31, 2006	539	$6	51,768	$518	$1,644,699	$957,919	$(957,705)	$(150,163)	$—	$(8,706)	$1,486,568

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31, 2006, 2005, 2004
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$203,480	$219,641	$54,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,628	194,300	105,333
Loss (Income) from partially-owned unconsolidated entities	(34,823)	1,695	(7,898)
Distributions of income from partially-owned unconsolidated entities	9,370	3,942	—
Minority interest in CRLP	42,135	59,975	15,202
Gains from sales of property	(213,383)	(295,648)	(20,308)
Distributions on preferred units of CRLP	7,250	7,251	7,493
Impairment	1,600	—	—
Other, net	5,450	(5,942)	1,193
Decrease (increase) in:
Restricted cash	(7,765)	(5,809)	(454)
Accounts receivable	(1,341)	(5,485)	(9,027)
Prepaid expenses	(2,000)	(4,864)	1,940
Other assets	(12,450)	(25,333)	(19,563)
Increase (decrease) in:
Accounts payable	2,229	19,575	8,358
Accrued interest	3,406	7,619	2,889
Accrued expenses and other	2,010	(16,743)	(535)

Net cash provided by operating activities	171,796	154,174	139,241

Cash flows from investing activities:
Acquisition of properties	(350,306)	(655,356)	(325,748)
Development expenditures paid to non-affiliates	(309,923)	(164,948)	(89,847)
Development expenditures paid to affiliates	(59,165)	(41,597)	(23,331)
Tenant improvements	(26,133)	(27,373)	(22,991)
Capital expenditures	(36,509)	(42,468)	(17,656)
Issuance of notes receivable	(40,549)	(31,724)	1,598
Repayments of notes receivable	17,179	403	—
Proceeds from sales of property, net of selling costs	865,918	1,053,043	59,702
Direct costs of Cornerstone Merger	—	(35,016)	—
Distributions from partially-owned unconsolidated entities	92,242	6,536	35,026
Capital contributions to partially-owned unconsolidated entities	(17,336)	(61,810)	(62,788)

Net cash provided by (used in) investing activities	135,418	(310)	(446,035)

Cash flows from financing activities:
Proceeds from common shares issuances, net of expenses paid	—	187,415	—
Principal reductions of debt	(260,594)	(852,189)	(151,151)
Proceeds from additional borrowings	274,011	662,263	516,794
Net change in revolving credit balances and overdrafts	(24,656)	(16,851)	34,035
Dividends paid to common and preferred shareholders, and distributions to preferred unitholders	(152,489)	(132,239)	(94,799)
Distributions to common unitholders minority interest partners	(28,976)	(30,067)	(27,950)
Proceeds from dividend reinvestments, including stock options exercised	27,475	56,185	39,745
Redemption of Preferred Series C shares	(50,083)	—	—
Redemption of Preferred Series E shares	(28,444)	—	—
Other financing activities, net	(6,426)	(8,491)	(7,225)

Net cash provided by (used in) financing activities	(250,182)	(133,974)	309,449

Increase in cash and cash equivalents	57,032	19,890	2,655
Cash and cash equivalents, beginning of period	30,615	10,725	8,070

Cash and cash equivalents, end of period	$87,647	$30,615	$10,725

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, including amounts capitalized	$141,839	$130,737	$83,237
Cash paid during the year for income taxes	$17,513	$5,155	$455

Supplemental disclosure of non cash transactions:
Cash flow hedging activities	(3,029)	1,290	(245)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Organization and Basis of Presentation

Organization — Colonial Properties Trust (the “Company” or “Colonial”), a real estate investment trust (“REIT”), was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company’s activities include ownership or partial ownership and operation of a diversified portfolio of properties located primarily in the Sunbelt region of the United States, consisting of 127 multifamily apartment communities (including 108 wholly-owned consolidated properties and 19 properties partially-owned through unconsolidated joint venture entities), 53 office properties (including 30 wholly-owned consolidated properties and 23 property partially-owned through unconsolidated joint venture entities) and 43 retail properties (including 33 consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities), as of December 31, 2006.

Strategic Plan — As previously mentioned, the Company has undertaken a new strategy to change its asset mix to generate approximately 80% of its net operating income from multifamily apartment communities and is accelerating its plan of focusing on the multifamily business. Accordingly, over the next six to twelve months, the Company plans to sell the majority of its wholly-owned office assets and retail assets into a series of joint ventures, in which the Company would retain a minority interest and which the Company expects to retain management and leasing responsibilities. In addition, other retail assets are expected to be sold outright.

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

The Company’s consolidated financial statements include the operations of its taxable REIT subsidiary, Colonial Property Services, Inc. (“CPSI”). CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. See Note 15 for additional disclosures regarding the Company’s income tax status.

Principles Of Consolidation — The Company’s consolidated financial statements include the Company, Colonial Realty Limited Partnership (“CRLP”), the Company’s operating partnership, in which the Company held 81.35%, 80.55% and 72.70% general and limited partner interests at December 31, 2006, 2005 and 2004, respectively, CPSI and Colonial Properties Services Limited Partnership (in which CRLP holds 100% general and limited partner interests). The minority limited partner interests in CRLP are included in minority interest in the Company’s Consolidated Balance Sheets.

The Company also consolidates other entities in which it has a controlling interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Additionally, Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” provides guidance in determining whether a general partner controls and therefore should consolidate a limited partnership. The application of FIN 46R and EITF No. 04-5, requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Company has less

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than a controlling financial interest or entities where it is not the primary beneficiary under FIN 46R, the entities are accounted for on the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. A description of the Company’s investments accounted for on the equity method of accounting is included in Note 7. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company recognizes minority interest in its Consolidated Balance Sheets for non-wholly-owned entities that the Company consolidates. The minority partners’ share of current operations is reflected in minority interest of limited partners in the Consolidated Statements of Income.

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

Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company recognizes sales of real estate properties only upon the closing of a transaction. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under SFAS No. 66, Accounting for Sales of Real Estate. For properties sold to a joint venture in which the Company retains an ownership percentage, the Company limits the profit recognized from the sale to the portion sold to the outside party. Further, the profit is limited by the amount of cash received for which the Company has no commitment to reinvest pursuant to the partial sale provisions found in paragraph 30 of Statement of Position (“SOP”) 78-9.

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

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The value of in-place leases and tenant relationships are amortized as a leasing cost expense over the initial term of the respective leases and any renewal periods. These intangible assets generally have a composite life of three to nine months for the Company’s multifamily properties. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

As of December 31, 2006 and 2005, the Company had $98.4 million and $113.2 million, respectively, of gross in-place lease intangible assets. Accumulated amortization for these in-place lease intangible assets was $66.2 million and $53.9 million as of December 31, 2006 and 2005, respectively. The aggregate amortization expense for these in-place lease intangible assets was $14.6 million for 2006 and $50.5 million for 2005, and is expected to be $3.9 million, $3.9 million, $3.7 million, $3.4 million and $3.1 million for each of the next five years, respectively.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These in-place lease intangible assets have a weighted average composite life of 7.8 years for office properties and 13.2 years for retail properties.

Additionally, as of December 31, 2006 and 2005, the Company had $4.7 million and $6.9 million, respectively, of net above (below) market lease intangibles related to its office and retail property acquisitions. The above (below) market lease intangibles are amortized as a decrease or increase of rental revenue over the terms of the related leases. The aggregate amortization of these intangibles was $1.6 million for 2006 and $0.2 million for 2005, and is expected to be $1.3 million, $1.3 million, $0.8 million, $0.9 million and $1.0 million for each of the next five years, respectively. These above (below) market lease intangibles have a current weighted-average composite life of 3.7 years for office properties and 7.7 years for retail properties.

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

The capitalization of costs during the development of assets (including interest, property taxes and other direct costs) begins when an active development commences and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. Cost capitalization during redevelopment of assets (including interest and other direct costs) begins when the asset is taken out-of-service for redevelopment and ends when the asset redevelopment is completed and the asset is transferred back into service.

Cash and Equivalents — The Company includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents. The majority of the Company’s cash and equivalents are held at major commercial banks.

The Company has included in accounts payable book overdrafts representing outstanding checks in excess of funds on deposit of $24.8 million and $24.2 million as of December 31, 2006 and 2005, respectively.

Restricted Cash — Restricted cash is comprised of cash balances which are legally restricted as to use and consists primarily of tenant deposits, deposits on for-sale residential lots and units, and cash in escrow for self insurance retention.

Valuation of Receivables — The Company is subject to tenant defaults and bankruptcies at its office and retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit review and analysis on all commercial tenants and significant leases before they are executed. The Company evaluates the collectibility of outstanding receivables and records allowances as appropriate. The Company’s policy is to record allowances for all outstanding invoices greater than 60 days past due at its office and retail properties. The Company had an allowance for doubtful accounts of $1.7 million and $1.6 million as of December 31, 2006 and 2005, respectively.

Due to the short-term nature of the leases at the Company’s multifamily properties, generally six months to one year, the Company’s exposure to tenant defaults and bankruptcies is minimized. The Company’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.

Notes Receivable — Notes receivable consists primarily of promissory notes issued by third parties. The Company records notes receivable at cost. The Company evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the collateral if the note is collateral dependent. The Company had recorded accrued interest related to its outstanding notes receivable of $5.2 million and $2.8 million as of December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had recorded a reserve of $0.6 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at December 31, 2006 and 2005 was approximately 11.8% and 16.0% respectively. Interest income is recognized on an accrual basis.

The Company provided first mortgage financing to third parties totaling $9.9 million and $5.5 million in 2006 and 2005, respectively, and received principal payments of $2.9 million on these loans during 2006. The Company provided subordinated financing to third parties in connection with the sale of properties of $3.9 million and $8.0 million in 2006 and 2005, respectively, and received principal payments of $8.0 million on these loans during 2006. The Company provided subordinated financing to third parties for the acquisition and conversion of multi-family properties to condominium communities totaling $11.0 million and $18.8 million in 2006 and 2005, respectively. During 2006, the Company received principal payments of $4.7 million on these loans and reclassified $3.9 million to investment in partially owned entities pursuant to a reorganization of the borrower. During 2006, the Company provided subordinated financing of $25.4 million to partially owned joint ventures. These loans are collateralized by the equity of the joint ventures. With the exception of one $2.4 million twenty year amortizing loan, the loans have two to three year maturities.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge (see Note 10). This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. The Company discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

Share-Based Compensation — The Company currently sponsors share option plans and restricted share award plans (Refer to Note 13). In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in financial statements. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective method. The Company had previously adopted SFAS No. 123 on January 1, 2003 using the prospective method. Under this method, the fair value of compensation expense was recorded for all share-based awards granted or modified after January 1, 2003. Accordingly, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial statements.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income Per Share — Basic net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period, the dilutive effect of restricted shares issued, and the assumed conversion of all potentially dilutive outstanding share options.

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

Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effect, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires, among other things, that the Company (1) recognize a net liability or asset to report the funded status of its defined

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the Company’s balance sheet date. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The adoption of the recognition provisions of SFAS No. 158 had the following impact to the Consolidated Balance Sheets: an increase in other liabilities and a corresponding decrease in shareholders’ equity of approximately $2.6 million (see Note 14).

In November 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. The Company does not expect the effect of the adoption of EITF 06-8 to have a material impact on its consolidated financial statements.

3.	Merger with Cornerstone Realty Income Trust

On April 1, 2005, the Company completed the merger with Cornerstone Realty Income Trust, Inc. (“Cornerstone”), a Virginia corporation, pursuant to an Agreement and Plan of Merger, dated as of October 25, 2004, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated January 24, 2005 (the “Merger Agreement”). As a result of the merger, the Company succeeded by operation of law to all of the assets and liabilities of Cornerstone prior to the merger, which consisted of 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures.

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

The aggregate consideration paid for the merger was as follows:

	(In thousands)

Issuance of 11,277,358 Colonial common shares to Cornerstone shareholders	$462,347
Issuance of 5,326,349 Colonial Series E preferred depositary shares to Cornerstone shareholders	132,747
Issuance of 578,358 CRLP common units	23,788
Fees and other expenses related to the merger	35,016

Total purchase price	653,898
Assumption of Cornerstone’s notes and mortgages payable at book value	836,985
Adjustment to record Cornerstone’s notes and mortgages at fair value	50,880	(1)
Assumption of Cornerstone’s accounts payable and other liabilities at fair value	34,380

Total purchase price and assumed liabilities	$1,576,143

(1)	The fair value adjustment of $50.9 million to account for the difference between the fixed rates and market rates for the Cornerstone borrowings include $26.8 million for prepayment penalties on debt retired during 2005.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed on April 1, 2005:

(In thousands)

Buildings	$1,246,019
Furniture and fixtures	14,613

Fair value of depreciable real estate assets	1,260,632
Land	230,768
Undeveloped land and construction in progress	3,995
In place lease value	45,658
Customer relationships	5,068
Other assets, including cash (excluding in-place lease values)	21,121
Investments in partially owned entities	8,901

Total purchase price	$1,576,143

The merger resulted in the following non-cash changes to the Company’s Consolidated Balance Sheet during the year ended December 31, 2005:

(In thousands)

Real estate assets acquired	$1,460,380
Assumption of notes and mortgages	836,985
Operating assets acquired	21,121
Operating liabilities acquired	34,380
Fair value of adjustments on notes and mortgages	50,880
Investments in partially owned entities acquired	8,901
Intangible assets acquired	50,726
Issuance of common shares of beneficial interest	462,347
Issuance of preferred shares of beneficial interest	132,747
Issuance of common units of operating partnership	23,788
Cash flow hedging activities	812

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information for the twelve months ended December 31, 2005 and 2004, gives affect to the merger with Cornerstone as if it had occurred at the beginning of the periods presented. The pro forma information for the twelve months ended December 31, 2005 includes three months of pro forma results and nine months of actual results. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	***** Pro Forma (Unaudited) *****
	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2005(1)	2004
	In thousands, except per share data

Total revenue	$528,224	$447,843
Net income available to common shareholders	$240,393	$(17,264)
Net income per common share — dilutive	$5.86	$(0.45)

(1)	One time merger costs of $9.1 million expensed by Cornerstone have been excluded from the pro forma net income to common shareholders for the twelve months ended December 31, 2005.

4.	Property Acquisitions and Dispositions

Property Acquisitions

The Company acquired ten multifamily properties containing 3,676 units and an additional 50,000 square feet of condominium interest in an office asset for an aggregate cost of approximately $350.3 million in 2006. During 2006, the Company also acquired a partnership interest in four multifamily properties containing 1,216 units for an aggregate cost of approximately $19.0 million. In 2005, in addition to the Cornerstone acquisition, the Company acquired six multifamily properties, eight office properties and one retail property for an aggregate cost of $537.7 million. During 2005, the Company also acquired a partnership interest in four multifamily properties containing 1,374 units, and a partnership interest in 26 office properties containing 11.7 million square feet for an aggregate cost of approximately $400 million. During 2004, the Company acquired 11 multifamily properties, two office properties and six retail properties, including a 90% interest in one retail property that is consolidated for an aggregate cost of $508.0 million. The Company funded these acquisitions with cash proceeds from its dispositions of assets, public offerings of debt and equity (see Notes 9 and 12), advances on bank lines of credit, and cash from operations.

The consolidated operating properties acquired during 2006, 2005 and 2004 are listed below:

		Effective
	Location	Acquisition Date	Units/Square Feet
			(Unaudited)

Multifamily Properties:
Colonial Village at Willow Creek	Dallas, TX	May 31, 2006	478
Colonial Grand at McDaniel Farm	Atlanta, GA	May 31, 2006	424
Colonial Village at Shoal Creek	Dallas, TX	June 1, 2006	408
Colonial Village at Chancellor Park	Charlotte, NC	June 30, 2006	340
Colonial Grand at Scottsdale	Phoenix, AZ	July 31, 2006	180
Colonial Grand at Pleasant Hill	Atlanta, GA	August 31, 2006	502
Colonial Grand at Shiloh	Atlanta, GA	September 8, 2006	498
Colonial Village at Oakend	Dallas, TX	September 28, 2006	426
Colonial Grand at University Center	Charlotte, NC	November 1, 2006	156
Colonial Grand at Cypress Cove	Charleston, SC	December 28, 2006	264
Colonial Grand at Bear Creek	Fort Worth, TX	August 18, 2005	436
Colonial Grand at Barrett Creek	Atlanta, GA	August 31, 2005	332
Colonial Grand at Bellevue	Nashville, TN	November 29, 2005	349
Colonial Grand at Crabtree Valley	Raleigh, NC	November 29, 2005	210
Colonial Grand at Mallard Lake	Charlotte, NC	November 29, 2005	302

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Effective
	Location	Acquisition Date	Units/Square Feet
			(Unaudited)

Colonial Grand at Shelby Farms	Memphis, TN	November 29, 2005	296
Colonial Grand at Arringdon	Raleigh, NC	February 12, 2004	320
Colonial Grand at Berkeley Lake	Atlanta, GA	June 1, 2004	180
Colonial Grand at Mt. Vernon	Atlanta, GA	June 1, 2004	213
Colonial Grand at River Oaks	Atlanta, GA	June 1, 2004	216
Colonial Grand at River Plantation	Atlanta, GA	June 1, 2004	232
Colonial Grand at Sugarloaf	Atlanta, GA	June 1, 2004	250
Colonial Village at Sierra Vista	Austin, TX	September 10, 2004	232
Colonial Grand at Seven Oaks	Tampa, FL	September 30, 2004	318
Colonial Grand at Beverly Crest	Charlotte, NC	October 29, 2004	300
Colonial Grand at Patterson Place	Durham, NC	October 29, 2004	252
Colonial Grand at McGinnis Ferry	Atlanta, GA	December 7, 2004	434
Office Properties:
Colonial Place I & II	Tampa, FL	January 31, 2005	371,000
Research Park Office Center IV	Huntsville, AL	February 1, 2005	59,900
Colonial Center at Bayside	Tampa, FL	April 15, 2005	213,800
Colonial Bank Centre	Miami, FL	April 27, 2005	235,500
Research Park Plaza III & IV	Austin, TX	June 30, 2005	357,700
Esplanade	Charlotte, NC	July 14, 2005	201,900
Colonial Center Heathrow 1001	Orlando, FL	July 20, 2005	192,200
The Peachtree(2)	Atlanta, GA	August 31, 2005	310,900
DRS Building	Huntsville, AL	February 12, 2004	215,500
Research Park Office Center	Huntsville, AL	October 22, 2004	176,600
Retail Properties:
Colonial Promenade Portofino	Houston, TX	January 13, 2005	372,500
Colonial Pinnacle Kingwood Commons	Houston, TX	April 8, 2004	164,356
Village on the Parkway(1)	Dallas, TX	June 18, 2004	381,166
Colonial Shoppes College Parkway	Ft. Myers, FL	August 2, 2004	78,879
Colonial Promenade Deerfield Mall	Deerfield Beach, FL	August 2, 2004	378,745
Colonial Shoppes Pines Plaza	Pembroke Pines, FL	August 2, 2004	68,170
Colonial Promenade Boulevard Square	Pembroke Pines, FL	September 10, 2004	220,656

1)	All acquisitions are 100% owned by the Company, with the exception of Village on the Parkway, which is 90% owned by the Company.

2)	In January 2006, the Company acquired an additional 50,000 square feet of condominium interests in The Peachtree.

Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of the Company. The cash paid to acquire these properties is included in the consolidated statements of cash flows. The Company has accounted for its acquisitions in 2006, 2005 and 2004 accordance with SFAS 141. The value of the acquired tenant improvements and leasing commissions for the office and retail assets acquired are amortized over the remaining terms of the in-place leases (see Note 2). The acquisitions during 2006, 2005 and 2004 are comprised of the following:

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(In thousands)

Assets purchased:
Land, buildings, and equipment	$348,545	$625,616	$481,890
Other assets	3,796	43,054	38,818

	352,341	668,670	520,708
Notes and mortgages assumed	0	(5,415)	(186,265)
Other liabilities assumed or recorded	(2,035)	(7,899)	(8,695)

Cash paid	$350,306	$655,356	$325,748

In addition to the acquisition of the operating properties mentioned above, the Company acquired certain parcels of land to be utilized for future development opportunities.

The following unaudited pro forma financial information for the twelve months ended December 31, 2006 and 2005, give affect to the above operating property acquisitions (excluding the Cornerstone acquisition, see Note 3) as if they had occurred at the beginning of the periods presented. The pro forma information for the twelve months ended December 31, 2006 includes pro forma results for the months during the year prior to the acquisition date and actual results from the date of acquisition through the end of the year. The pro forma results are not intended to be indicative of the results of future operations.

	***** Pro Forma (Unaudited) *****
	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2006	2005
	In thousands, except per share data

Total revenue	$518,728	$451,271
Net income available to common shareholders	$183,581	$201,124
Net income per common share — dilutive	$3.99	$5.23

Property Dispositions — Continuing Operations

During 2006, 2005 and 2004, the Company sold various parcels of land located adjacent to its existing properties for an aggregate sales price of $7.0 million, $25.1 million and $16.7 million, respectively, which were used to repay a portion of the borrowings under the Company’s unsecured line of credit and to support its investment activities.

During 2006, the Company sold 85% of its interest in an office complex representing approximately 0.9 million square feet to a joint venture formed by the Company and unrelated parties for approximately $140.6 million. The Company continues to manage the properties and accounts for its 15% interest in this joint venture as an equity investment. The gain on the sale of the Company’s 85% interest is included in Gains from Sales of Property in the Company’s Consolidated Statements of Income. The Company also sold a wholly owned office property containing 76,000 square feet for a total sales price of $13.7 million and two wholly owned retail properties representing approximately 1.0 million square feet for a total sales price of approximately $90.0 million. Because the Company retained management and leasing responsibilities for these three properties, the gains on the sales are included in continuing operations (see Note 7).

Also during 2006, the Company sold its interests in 20 multifamily apartment communities representing approximately 4,985 units, including 16 that were part of the DRA Southwest Joint Venture, and its interests in six office assets representing 2.1 million square feet, all of which were part of the Colonial/DRA Office Joint Venture. The Company’s interests in these properties were sold for approximately $155.1 million. The gains from the sales of these interests are included in Income (Loss) from Partially Owned Entities in the Company’s Consolidated Statements of Income (see Note 7).

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also during 2006, the Company sold 90% of its interest in four retail properties representing approximately 0.7 million square feet to a joint venture formed by the Company and unrelated parties for approximately $114.6 million. The Company continues to manage the properties and accounted for its 10% interest in this joint venture as an equity investment. The remaining 10% interest was sold in December for approximately $7.3 million. The gain on the sale of the Company’s 90% interest is included in Gains from Sales of Property in the Company’s Consolidated Statements of Income and the gain from the sale of the remaining 10% interest is included in Income (Loss) from Partially Owned Entities in the Company’s Consolidated Statements of Income (see Note 7).

During 2005, the Company sold 90% of its interest in six retail properties representing approximately 3.7 million square feet to a joint venture formed by the Company and unrelated parties for approximately $325.8 million. The Company continues to manage the properties and accounts for its 10% interest in this joint venture as an equity investment. The gain on the sale of the Company’s 90% interest is included in Gains from Sales of Property in the Company’s Consolidated Statements of Income (see Note 7).

Also during 2005, the Company disposed of its 15% interests in two multifamily apartment communities representing 901 units and its 10% interest in a third multifamily apartment community representing 326 units for a total sales price of $12.1 million. The gains from the sales of these interests are included in Income (Loss) from Partially Owned Entities in the Company’s Consolidated Statements of Income (see Note 7).

During 2004, the Company sold its 15% interest in a multifamily apartment community representing 240 units and its 50% interest in a retail property representing 1.1 million square feet for approximately $64.0 million. The gains from the sales of these interests are included in Income (Loss) from Partially Owned Entities in the Company’s Consolidated Statements of Income (see Note 7).

For-Sale Projects

During 2006 and 2005, the Company, through CPSI, sold 607 and 328 condominium units, respectively, at its condominium conversion properties. During 2006, the Company, through CPSI, also sold five residential lots and 49 condominium units at its for-sale residential development properties. During 2006 and 2005, Gains from sales of property on the Consolidated Statements of Income and Comprehensive Income included $33.9 million ($24.1 million net of income taxes) and $13.3 million ($9.7 million net income taxes), respectively, from these condominium conversion and for-sale residential sales. There were no condominium conversion or for-sale residential sales during 2004. A summary of revenues and costs of condominium conversion and for-sale residential sales for 2006 and 2005 are as follows:

	Twelve Months Ended
	December 31,
	2006	2005
	(Amounts in thousands)

Condominium conversion revenues	$117,732	$79,322
Condominium conversion costs	(86,614)	(65,976)

Gains on condominium conversion sales, before minority interest and income taxes	31,118	13,346

For-sale residential revenues	12,513	—
For-sale residential costs	(9,683)	—

Gains on for-sale residential sales, before minority interest and income taxes	2,830	—

Minority interest	(1,967)	(5,245)
Provision for income taxes	(9,825)	(3,660)

Gains on condominium conversion and for-sale residential sales, net of minority interest and income taxes	$22,156	$4,441

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net gains on condominium conversion unit sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For the twelve months ended December 31, 2006, net gains on condominium conversion unit sales of $19.1 million were included in discontinued operations. All gains on condominium conversion unit sales were included in continuing operations for the twelve months ended December 31, 2005. Results of operations for condominium conversion properties that were previously operated by the Company are classified in discontinued operations for all years presented in the Consolidated Statements of Income. The condominium conversion properties are reflected in the accompanying Consolidated Balance Sheets as part of real estate assets held for sale, net, and totaled $106.2 million and $66.7 million as of December 31, 2006 and 2005, respectively. The net gains on for-sale residential sales are classified in continuing operations.

During December 2006, the Company, through CPSI, sold an option to purchase land for a total sales price of $3.2 million. The Company recognized a gain, net of income taxes, of $1.5 million on the sale, which is included in Gains from sales of property in the Company’s Consolidated Statements of Income.

For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium conversion units and for-sale residential sales are also included in investing activities.

Recently, there has been a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, increasing insurance costs, uncertainties related to the cost of energy and a perceived slow down in overall economic activity in the U.S, resulting in lower sales prices and reduced sales velocity. As a result, the Company recognized a $1.6 million impairment on one of its condominium conversion properties during the fourth quarter of 2006. Management’s determination of this impairment was based on a probability-weighted future cash flow analysis for the property. There can be no assurances of the amount or pace of future for-sale residential sales and closings. Additional softening in the for-sale residential market could result in lower margins on sales and additional impairment of assets.

Property Dispositions — Discontinued Operations

During 2006, the Company disposed of 16 multifamily apartment communities representing 5,608 units and two office assets representing 0.5 million square feet. The multifamily and office properties were sold for a total sales price of $445.4 million, which was used to repay a portion of the borrowings under the Company’s unsecured line of credit and fund future investments.

During 2005, the Company disposed of 23 multifamily apartment communities representing 6,865 units and four retail properties representing 2.9 million square feet. The multifamily and retail properties were sold for a total sales price of $636.7 million, which was used to repay a portion of the borrowings under the Company’s unsecured line of credit and fund future investments.

During 2004, the Company disposed of one multifamily apartment community representing 178 units, one office property representing 25,500 square feet, and three retail properties representing 0.3 million square feet. The multifamily, office and retail properties were sold for a total sales price of $41.1 million, which was used to repay a portion of the borrowings under the Company’s unsecured line of credit and fund future investments.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) net income (loss) and gain (loss) on disposition of operating properties sold through December 31, 2006, in which the Company does not maintain continuing involvement, are reflected in its consolidated statements of income on a comparative basis as discontinued operations for the years ended December 31, 2006, 2005 and 2004. Following is a listing of the properties the Company disposed of in 2006, 2005 and 2004 that are classified as discontinued operations:

			Units/Square
Property	Location	Date	Feet
			(Unaudited)

Multifamily

The Timbers	Raleigh, NC	January 2006	176

Summerwalk	Charlotte, NC	January 2006	160

Colonial Grand at Whitemarsh	Savannah, GA	January 2006	352

Colonial Village at Stone Brook	Atlanta, GA	January 2006	188

Colonial Village at Remington Place	Raleigh, NC	January 2006	136

Colonial Village at Paces Glen	Charlotte, NC	January 2006	172

Colonial Village at Caledon Woods	Greenville, SC	January 2006	350

The Trestles	Raleigh, NC	March 2006	280

The Meadows I, II & III	Asheville, NC	March 2006	392

Copper Crossing	Fort Worth, TX	March 2006	400

Colonial Village at Estrada	Dallas, TX	March 2006	248

Arbor Trace	Norfolk, VA	April 2006	148

Colonial Village at Haverhill	San Antonio, TX	October 2006	322

Colonial Grand at Galleria	Birmingham, AL	December 2006	1,080

Colonial Grand at Riverchase	Birmingham, AL	December 2006	468

Colonial Village at Research Park	Huntsville, AL	December 2006	736

Colonial Village at Ashley Plantation	Bluffton, SC	March 2005	414

Colonial Village at Gainesville	Gainesville, FL	March 2005	560

Colonial Grand at Galleria Woods	Birmingham, AL	March 2005	244

Colonial Village at TownPark	Sarasota, FL	March 2005	272

Colonial Village at Walton Way	Augusta, GA	March 2005	256

Colonial Grand at Wesleyan	Macon, GA	March 2005	328

Colonial Village at Lake Mary	Orlando, FL	May 2005	504

Bridgetown Bay	Charlotte, NC	May 2005	120

Devonshire	Dallas, TX	May 2005	144

Dunwoody Springs	Atlanta, GA	May 2005	350

Caryle Club	Atlanta, GA	May 2005	243

Aspen Hills	Dallas, TX	May 2005	240

Ashley Run	Atlanta, GA	June 2005	348

Arbors on Forest Ridge	Fort Worth, TX	October 2005	210

Cutters Point	Dallas, TX	October 2005	196

Eagle Crest	Dallas, TX	October 2005	484

Sierra Ridge	San Antonio, TX	October 2005	230

Timberglen	Dallas, TX	October 2005	304

Toscana	Dallas, TX	October 2005	192

Silverbrook	Fort Worth, TX	October 2005	642

The Meridian	Austin, TX	October 2005	200

The Landing	Raleigh, NC	December 2005	200

Colonial Village at Vernon Marsh	Savannah, GA	October 2004	178

Office

Colonial Bank Centre	Miami, FL	September 2006	235,500

Interstate Park	Montgomery, AL	November 2006	227,000

Village at Roswell Summit	Atlanta, GA	July 2004	25,500

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Units/Square
Property	Location	Date	Feet
			(Unaudited)

Retail(1)

Colonial Mall Gadsden	Gadsden, AL	March 2005	517,000

Colonial Mall Temple	Temple, TX	April 2005	555,600

Colonial Mall Macon	Macon, GA	July 2005	1,446,600

Colonial Mall Burlington	Burlington, NC	July 2005	419,200

Colonial Promenade University Park I	Orlando, FL	March 2004	215,600

Colonial Shoppes at Stanley	Locust, NC	July 2004	47,100

Colonial Shoppes at Inverness	Birmingham, AL	September 2004	28,200

(1)	Square footage includes anchor-owned square footage.

Additionally, the Company classifies real estate assets as held for sale, only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of the Company’s management it is probable the asset will sell within the next 12 months. At December 31, 2006, the Company had classified nine multifamily assets containing 2,203 units, five condo conversion properties and 15 retail assets, containing 3.4 million square feet, as held for sale. At December 31, 2005, the Company had classified 18 multifamily assets containing 4,635 units, two condo conversion properties and one retail asset, a strip center, containing 73,500 square feet, as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheets at $381.4 million and $367.4 million at December 31, 2006 and 2005, respectively, which represents the lower of depreciated cost or fair value less costs to sell. Depreciation expense not recorded for the twelve months ended December 31, 2006 related to assets classified as held for sale at December 31, 2006 was $0.9 million. There was no amortization expense suspended for the twelve months ended December 31, 2006. Depreciation and amortization expense not recorded for the twelve months ended December 31, 2005 related to assets classified as held for sale at December 31, 2005, was $5.0 million and $1.9 million, respectively. There was no depreciation or amortization expense suspended for the twelve months ended December 31, 2004.

In some cases, the Company uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, the funds were utilized to repay a portion of the borrowings under the Company’s unsecured line of credit or for financing of other investment activities.

In accordance with SFAS No. 144, the operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in discontinued operations in the Consolidated Statements of Income for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the operations of the properties sold during 2006, 2005 and 2004 and properties classified as held for sale as of December 31, 2006, that are classified as discontinued operations:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Property revenues:
Base rent	$72,974	$113,774	$103,501
Percentage rent	851	1,127	1,561
Tenant recoveries	7,130	10,986	15,734
Other revenue	7,193	17,062	10,824

Total revenues	88,148	142,949	131,620
Property operating and maintenance expense	35,919	58,879	46,898
Depreciation	15,195	24,750	27,649
Amortization	3,159	9,565	1,824

Total operating expenses	54,273	93,194	76,371
Interest expense	(7,723)	(14,060)	(11,912)
Interest income	24	61	18
Other	(562)	(186)	164
Income from discontinued operations before net gain on disposition of discontinued operations	25,614	35,570	43,519
Net gain on disposition of discontinued operations	120,979	182,138	14,763
Minority interest in CRLP from discontinued operations	(27,259)	(48,397)	(16,020)
Minority interest to limited partners	(2,591)	(585)	(281)

Income from discontinued operations	$116,743	$168,726	$41,981

5.	Land, Buildings and Equipment

Land, buildings, and equipment consist of the following at December 31, 2006 and 2005:

	Useful Lives	2006	2005
		(In thousands)

Buildings	20 to 40 years	$2,709,904	$3,001,370
Furniture and fixtures	5 or 7 years	84,137	78,094
Equipment	3 or 5 years	31,038	33,603
Land improvements	10 or 15 years	182,307	172,953
Tenant improvements	Life of lease	155,626	177,938

		3,163,012	3,463,958
Accumulated depreciation		(420,374)	(453,365)

		2,742,638	3,010,593
Real estate assets held for sale, net		381,445	367,372
Land		438,871	510,967

		$3,562,954	$3,888,932

6.	Undeveloped Land and Construction in Progress

During 2006, the Company completed the construction of a multifamily development, adding 238 apartment homes to the portfolio. This development, located in Austin, Texas, had a total cost of $24.1 million. Additionally, the Company completed the construction of Colonial Pinnacle Tutwiler Farm, located in Birmingham, Alabama, and Colonial Pinnacle Turkey Creek, in which the Company owns a 50% interest, located in Knoxville, Tennessee. These assets had a total cost of $72.5 million. Colonial Pinnacle Tutwiler Farm was sold during the fourth quarter.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company completed the construction of three multifamily community developments, adding 950 apartment homes to the portfolio. These developments, located in Austin, Texas, Orlando, Florida and Charlotte, North Carolina, had a total cost of $75.7 million. Additionally, the Company completed the redevelopment of Colonial Shoppes Colonnade, adding a 30,000 square foot Gold’s Gym and three restaurants including Cracker Barrel, Fox & Hound and Logan Farms Deli, the redevelopment of Colonial Mall Myrtle Beach and the redevelopment of Colonial University Village. The Company also completed the development of Colonial Promenade Alabaster, a 607,000 square foot power center anchored by Lowes, Wal-Mart, Ross Dress for Less, Pier-1 Imports, Belk, Books-A-Million, Old Navy, Beth Bath & Beyond and an Amstar Theater. These retail projects are located in Birmingham, Alabama; Myrtle Beach, South Carolina and Auburn, Alabama, had a total cost of $69.5 million.

The Company currently has 29 active development projects and various parcels of land available for expansion and construction. Undeveloped land and construction in progress is comprised of the following at December 31, 2006:

	Total
	Units/			Costs
	Square	Estimated	Estimated	Capitalized
	Feet(1)	Completion	Total Costs	to Date
	(Unaudited)		(In thousands)	(In thousands)

Multifamily Projects:
Colonial Grand at Round Rock	422	2007	$34,500	$34,101
Colonial Grand at Huntersville	250	2007	26,100	5,768
Colonial Grand at Double Creek	300	2008	31,800	4,853
Colonial Grand at Ayrsley	368	2008	34,900	7,200
Colonial Grand at Traditions	324	2008	41,400	6,629
Colonial Grand at Shelby Farms II	154	2008	13,400	1,352
Colonial Grand at Sweetwater	195	2008	23,500	5,376
Colonial Grand at Ridell Ranch	376	2008	34,300	3,723
Colonial Grand at Randal Park	600	2010	75,900	7,503
Office Projects:
Northrop Grumman	110,000	2007	17,300	12,750
Colonial Center TownPark 300	150,000	2007	20,600	15,574
Colonial Brookwood Center	169,000	2007	40,300	18,237
Metropolitan(2)	155,000	2008	35,200	5,499
Retail Projects:
Colonial Pinnacle Craft Farms I	376,000	2007	42,500	22,880
Colonial Pinnacle Tutwiler Farm II	85,000	2007	15,100	7,953
Colonial Promenade Alabaster II	354,000	2007	21,200	9,558
Colonial Promenade Fultondale	360,000	2008	24,800	6,616
Colonial Promenade Tannehill	373,000	2008	41,000	19,161
Metropolitan(2)	189,000	2008	52,800	7,053
Colonial Pinnacle Craft Farms II	67,000	2009	13,500	9,843
For-Sale Projects:
Regatta at James Island	212	2007	25,000	23,878
Colonial Traditions at Gulf Shores (Lots)	371	2007	21,000	20,474
Southgate on Fairview	47	2007	16,500	3,708
The Renwick	85	2007	24,300	10,826
Cypress Village (Townhouse Units & Lots)	196	2007	60,300	43,183
Grander	30	2007	16,600	12,723
Spanish Oaks (Lots)	200	2007	9,800	7,562
Metropolitan(2)	98	2008	41,200	4,135

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total
	Units/			Costs
	Square	Estimated	Estimated	Capitalized
	Feet(1)	Completion	Total Costs	to Date
	(Unaudited)		(In thousands)	(In thousands)

Other Projects and Undeveloped Land:
TownPark Land and Infrastructure				15,443
Heathrow Land and Infrastructure				12,704
Land & Other				67,931

Total Consolidated Construction in Progress				$434,196

(1)	Square footage includes anchor-owned square footage.

(2)	This project is part of a mixed-use development.

Interest capitalized on construction in progress during 2006, 2005 and 2004 was $17.1 million, $9.6 million and $6.9 million, respectively.

7.	Investment in Partially Owned Entities and Other Arrangements

  Investments in Consolidated Partially Owned Entities

During March 2006, the Company disposed of its majority interest in Colonnade Properties, LLC for approximately $2.5 million. There was no gain or loss recognized on the disposition. At December 31, 2006, the Company has a $3.1 million outstanding note receivable from Colonnade Properties, LLC which bears interest at 9% per annum and reaches maturity in 2008.

During May 2005, the Company entered into a partnership with Montecito Property Company to convert apartment properties into condominium communities. The Company is a 98% partner in this partnership and Montecito Property Company is a 2% partner. On May 24, 2005, the partnership acquired Portofino at Jensen Beach (formerly St. Andrews), a 384-unit multifamily property located in Jensen Beach, Florida, which required an investment of $61.8 million by the Company and was funded through borrowings under the Company’s unsecured line of credit. During July 2005, the Company made an additional investment of $54.5 million into its partnership with Montecito Property Company, to fund 98% of the purchase price of Murano at Delray Beach (formerly Mizner/Delray Beach), a 273-unit multifamily property located in Delray Beach, Florida. This investment was funded through borrowings under a collateralized bridge loan (see Note 9). Under the partnership agreement, the Company will receive a 10% preferred return on its equity investment, and 48% and 50% of any remaining available cash for Portofino and Murano, respectively. The 2% third-party equity partner will receive 52% and 50% of the remaining available cash for Portofino and Murano, respectively. Both properties have been converted to condominium communities, and condominium units at both properties are currently being sold.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Investments in Unconsolidated Partially Owned Entities

Investments in unconsolidated partially owned entities at December 31, 2006 and 2005 consisted of the following:

	Percent
	Owned		2006	2005
			(In thousands)

Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00%		$614	$716
Belterra, Ft. Worth, TX	10.00%		944	—
Carter Regents Park, Atlanta, GA	40.00%		6,231	3,000
CG at Canyon Creek, Austin, TX	25.00%		1,416	—
CG at Huntcliff Village, Atlanta, GA	20.00%		2,327	—
CG at Research Park, Durham, NC	20.00%		1,247	1,570
CMS/Colonial Joint Venture I	15.00%		498	944
CMS/Colonial Joint Venture II	(1)		(252)	597
CMS Florida	25.00%		1,072	2,721
CMS Tennessee	25.00%		1,234	2,377
CV at Matthews, Charlotte, NC	25.00%		1,059	—
DRA Alabama	10.00%		2,311	2,403
DRA Cunningham, Austin, TX	20.00%		1,053	1,111
DRA Southwest Partnership	23.00%		495	18,044
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,552	1,788
Heritage at Deerwood, Jacksonville, FL	47.00	%(2)	4,765	—
Merritt at Godley Station, Pooler, GA	35.00%		3,169	3,188
Park Crossing, Fairfield, CA	10.00%		1,000	—
Stone Ridge, Columbia, SC	10.00%		492	497

			31,227	38,956
Office:
600 Building Partnership, Birmingham, AL	33.33%		50	11
Douglas HCI, Coral Gables, FL	25.00	%(3)	—	5,807
Colonial Center Mansell Joint Venture	15.00%		2,513	—
DRA/Colonial Office Joint Venture	15.00%		38,069	46,896

			40,632	52,714
Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,308	2,255
Colonial Promenade Smyrna, Smyrna, TN (Development)	50.00%		2,393	—
GPT/Colonial Retail JV	10.00	%(4)	(3,068)	(2,311)
Highway 150, LLC, Birmingham, AL	10.00%		70	80
Parkway Place Limited Partnership, Huntsville, AL	45.00%		11,012	12,984
Parkside Drive LLC, Knoxville, TN	50.00%		7,178	18,987

			19,893	31,995
Other:
Heathrow, Orlando, FL	50.00%		1,106	—
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%		34	35

			1,140	35

			$92,892	$123,700

(1)	The CMS/Colonial Joint Venture II holds one property in which the Company has a 15% partnership interest and one in which the Company has a 5% partnership interest.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	During 2006, Heritage at Deerwood reorganized such that the Company’s lending relationship changed to an equity investment.

(3)	The Company’s interest in Douglas HCI was sold in connection with the disposal of the Company’s interest in Colonnade Properties, LLC.

(4)	Amount includes the value of the Company’s investment of approximately $6.7 million, offset by the Company’s basis difference on the transaction of approximately $9.8 million, which is being amortized over the life of the properties.

During January 2006, the Company acquired a 20% partnership interest in Colonial Grand at Huntcliff, a 358-unit multifamily apartment community located in Atlanta, Georgia. The Company’s 20% investment in the partnership was $8.0 million, which consisted of $5.2 million of newly issued mortgage debt and $2.8 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured line of credit.

During March 2006, the Company acquired a 25% partnership interest in Colonial Village at Matthews, a 370-unit multifamily apartment community located in Charlotte, North Carolina. The Company’s 25% investment in the partnership was $4.9 million, which consisted of the assumption of $3.7 million of newly issued mortgage debt and $1.2 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured line of credit.

During March 2006, the Company entered into a joint venture agreement with a 75% partner for the completion of the Canyon Creek multifamily development project, including the ultimate sale of this property to a third party. The Company, in its role as general contractor for this project, is earning development/general contractor fees which are being recognized on a percentage of completion basis. The Company’s initial investment in this joint venture was $1.5 million in cash and the Company has guaranteed up to $4.0 million of the construction loan that the joint venture will use to complete the project. In addition, the Company will receive distributions of 50% of the gains upon the sale of the property.

During March 2006, the Company completed the sale of a 90% interest in four shopping centers valued in the transaction at approximately $127.3 million to a joint venture partner. The Company maintained a 10% interest in the properties, and the responsibility of leasing and managing the assets in the joint venture which represent 0.7 million square feet of retail shopping space. The shopping centers include Colonial Promenade Boulevard Square in Pembroke Pines, Florida; Colonial Shoppes Pines Plaza in Pembroke Pines, Florida; Colonial Shoppes College Parkway in Fort Myers, Florida; and Colonial Promenade Deerfield in Deerfield Beach, Florida. As a part of the sale, the Company’s joint venture partner assumed 90% of the outstanding collateralized debt of $74.7 million. The proceeds from the sale were used to repay a portion of the borrowings under the Company’s unsecured line of credit.

During March 2006, the Company sold its 15% interest in four multifamily assets including Colonial Grand at Barrington, a 176-unit apartment community located in Macon, Georgia; Colonial Grand at Inverness Lakes, a 312-unit apartment community located in Mobile, Alabama; Colonial Village at Hillwood, a 160-unit apartment community located in Montgomery, Alabama; and Colonial Village at Stockbridge, a 240-unit apartment community located in Atlanta, Georgia. The Company’s interest in these assets was sold for a total sales price of $6.0 million and the proceeds were used to repay a portion of the borrowings under the Company’s unsecured line of credit.

During April, 2006, the DRA/Colonial Office Joint Venture sold two office properties, including Paragon Place, a 145,000 square foot building located in Richmond, Virginia and Cigna Plaza, a 127,000 square foot building located in Dallas, Texas. On June 1, 2006, the DRA/Colonial Office Joint Venture sold one office property, Gwinnett Center, a 263,000 square foot building located in Atlanta, Georgia. The Company’s interest in these three assets was sold for a total sales price of approximately $11.2 million. The proceeds were used to repay associated collateralized loans of the joint venture.

During May 2006, the Company sold its 20% interest in Rancho Viejo, a 266-unit multifamily apartment community located in Phoenix, Arizona which was a property in the DRA Southwest Partnership. The Company’s interest in this asset was sold for a total sales price of $3.5 million and the proceeds were used to repay an associated collateralized loan and the remaining proceeds were distributed to the Company and were used to repay a portion of the borrowings under the Company’s unsecured line of credit.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During June 2006, the Company completed a combination joint venture, sale and long-term management and leasing assignment with UBS Wealth Management (UBS) for Colonial Center at Mansell Overlook located in Atlanta, Georgia. Colonial Center at Mansell Overlook consists of four 6-story, Class-A office buildings, five low-rise buildings and two street-front boutique retail shops. The suburban office park is 98% leased and totals approximately 877,000 square feet with three sites available for future office and retail development. The Company will retain a 15% interest in the joint venture arrangement with UBS for the four 6-story, Class-A office buildings, two retail centers and three development parcels. UBS will assume 100% ownership of the five low-rise buildings. The Company will maintain operational management and leasing of the office assets through a long-term management and leasing contract. Net proceeds to the Company totaled approximately $140.6 million, of which $16.5 million was used to pay off a collateralized loan, $74.7 million was reinvested in additional property acquisitions and the remaining $51.2 million was used to reduce the Company’s outstanding unsecured line of credit.

During July 2006, the DRA/Colonial Office Joint Venture sold Charlotte Vanguard, a 527,500 square foot office asset located in Charlotte, North Carolina. During September 2006, the DRA/Colonial Office Joint Venture sold Tallahassee Center, an 836,400 square foot office asset located in Tallahassee, Florida. The Company’s interest in these two assets was sold for a total sales price of approximately $23.6 million. The proceeds were used to repay associated collateralized loans of the joint venture.

During September 2006, the Company purchased a 10% interest in Belterra, a 288-unit multifamily apartment community located in Fort Worth, Texas. The Company’s 10% investment in the partnership was $2.7 million, which consisted of $2.0 million of newly issued mortgage debt and $0.7 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured line of credit.

During November 2006, the Company purchased a 10% interest in Park Crossing, a 200-unit multifamily apartment community located in Fairfield, California. The Company’s investment in the partnership was approximately $3.4 million, which consisted of $2.6 million of newly issued mortgage debt and $0.8 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured line of credit.

During December 2006, the Company sold 15 multifamily assets in which it had an approximate 23% interest through DRA Southwest Partnership. The total sales price was approximately $468.0 million and Colonial Properties’ portion of the sales price was approximately $108.0 million. Proceeds from the sale were used to pay off the Company’s portion of the existing mortgage debt of $53.6 million associated with these properties and the remaining proceeds of $54.4 million were used to reduce the Company’s unsecured line of credit.

During December 2006, the DRA/Colonial Office Joint Venture sold Tollway Crossing, a 152,200 square foot office asset located in Dallas, Texas. The Company’s interest in this asset was sold for a total sales price of approximately $2.9 million. The proceeds were used to repay associated collateralized loans of the joint venture.

During December 2006, the Company sold its remaining 10% interest in the Cornfeld/South Florida Joint Venture for a total sales price of $7.4 million. The proceeds from the sale will be used to fund future investment activities. The properties sold in the transaction include Colonial Promenade Boulevard Square in Pembroke Pines, Florida; Colonial Shoppes Pines Plaza in Pembroke Pines, Florida; Colonial Shoppes College Parkway in Fort Myers, Florida; and Colonial Promenade Deerfield in Deerfield Beach, Florida, which represent 0.7 million square feet of retail shopping space.

During February 2005, the Company disposed of its 15% interest in Colonial Village at Cahaba Heights, a 125-unit multifamily apartment community located in Birmingham, Alabama, and its 15% interest in Colonial Grand at River Hills, a 776-unit multifamily apartment community located in Tampa, Florida, both of which were multifamily apartment communities in the CMS/Colonial Joint Venture I. The Company’s interests in the assets were sold for $1.2 million and $6.9 million, respectively, and the proceeds were used to repay a portion of the borrowings under the Company’s unsecured line of credit.

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

During July 2005, the Company entered into a 20% joint venture to acquire Colonial Grand at Research Park (formerly Alta Trace), a 370-unit multifamily property, located in Durham, North Carolina. The Company’s 20% investment in the partnership was $6.4 million, which consisted of $4.8 million of newly issued mortgage debt and $1.6 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured line of credit.

During July 2005 and August 2005, the Company made investments of $1.0 million and $2.0 million, respectively, into a partnership with Carter Regents Park, to fund 40% of the purchase price of Regents Park in Atlanta, Georgia. The joint venture will develop and sell town homes and condominiums on the property. During 2006, the Company made an additional investment of $3.0 million into the partnership. The investments were funded through the Company’s unsecured line of credit. Additionally, the Company committed to provide a construction loan to the joint venture of up to approximately $40.0 million at a rate of 8.25% per annum (see Note 17).

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

During September 2005, the Company acquired, through CRLP, a 15% partnership interest in the CRT Properties, Inc. (“CRT”) portfolio through a joint venture (the “DRA/Colonial Office Joint Venture”) with DRA Advisors LLC (“DRA”). The DRA/Colonial Office Joint Venture owns a portfolio of 137 office buildings on 26 properties located primarily in the southeastern United States. The Company’s 15% investment in the DRA/Colonial Office Joint Venture required an equity contribution of $49.0 million, which is included in Investments in Partially-Owned Entities in the December 31, 2005 consolidated balance sheet. The equity contribution was funded through the Company’s existing credit facilities, the outstanding balances of which were reduced with the proceeds from the Company’s September 21, 2005 equity offering (see Note 12). The DRA/Colonial Office Joint Venture’s total transaction cost of $1.8 billion includes the assumption of $370.0 million of mortgage debt and the placement of an additional $1.1 billion of collateralized debt financing. CRLP also guaranteed approximately $50.0 million of third-party financing obtained by the DRA/Colonial Office Joint Venture with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/Colonial Office Joint Venture is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/Colonial Office Joint Venture partners. As of February 2007, this guarantee had been reduced to $19.6 million as a result of the paydown of the associated secured debt from the sales of assets. With the consummation of the acquisition of CRT, the Company assumed management of substantially all of the office properties included in the CRT portfolio, adding 11.7 million square feet of managed office space to the Company’s office portfolio.

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

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.0 million and the proceeds were used to repay a portion of the borrowings under the Company’s unsecured line of credit.

Combined financial information for the Company’s investments in unconsolidated partially owned entities since the date of the Company’s acquisitions is as follows:

	December 31,
	2006	2005
	(In thousands)

Balance Sheet
Assets
Land, building, & equipment, net	$2,414,827	$2,631,923
Construction in progress	80,347	40,762
Other assets	273,159	364,214

Total assets	$2,768,333	$3,036,899

Liabilities and Partners’ Equity
Notes payable(1)	$2,115,048	$2,312,003
Other liabilities	48,517	62,184
Partners’ Equity	604,768	662,712

Total liabilities and partners’ capital	$2,768,333	$3,036,899

	2006	2005	2004

Statement of Operations(for the year ended)
Revenues	$380,280	$168,108	$72,187
Operating expenses	(155,845)	(70,155)	(30,055)
Interest expense	(143,862)	(55,886)	(20,323)
Depreciation, amortization and other	87,613	(49,711)	(3,319)

Net income	$168,186	$(7,644)	$18,490

(1)	The Company’s portion of indebtedness, as calculated based on ownership percentage, at December 31, 2006 and 2005 is $367.2 million and $373.1 million, respectively.

8.	Segment Information

The Company is organized into, and manages its business based on the performance of three separate and distinct operating segments: multifamily, office, and retail. Each segment has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within such segment. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” The pro rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). All of the Company’s condominium conversion properties and related sales are being managed by the multifamily segment. Segment information and the reconciliation of total segment revenues to total revenues, total

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment NOI to income from continuing operations and minority interest, and total segment assets to total assets, for the years ended December 31, 2006, 2005 and 2004, is presented below:

	For the Year Ended
	2006	2005	2004
	(In thousands)

Revenues:
Segment Revenues:
Multifamily	$320,519	$279,744	$123,396
Office	172,368	133,368	98,680
Retail	110,287	159,460	169,126

Total Segment Revenues	603,174	572,572	391,202
Partially-owned subsidiaries	(67,120)	(30,332)	(18,194)
Construction Revenues	30,484	—	—
Unallocated corporate revenues	17,693	7,939	5,162
Discontinued operations property revenues	(88,148)	(135,900)	(129,461)

Total Consolidated Revenues	$496,083	$414,279	$248,709

NOI:
Segment NOI:
Multifamily	$190,838	$166,972	$75,280
Office	112,616	90,275	69,947
Retail	79,321	112,103	118,366

Total Segment NOI	382,775	369,350	263,593
Partially-owned subsidiaries	(40,249)	(17,784)	(10,611)
Unallocated corporate revenues	17,693	7,939	5,162
Discontinued operations property NOI	(52,229)	(84,070)	(84,722)
Construction NOI	1,073	—	—
Property management expenses	(12,590)	(12,615)	(5,859)
General and administrative expenses	(21,045)	(19,406)	(15,845)
Management fee and other expenses	(12,672)	(4,719)	(3,987)
Depreciation	(133,692)	(111,180)	(63,971)
Amortization	(19,575)	(48,293)	(7,623)
Impairment	(1,600)	—	—
Other	(877)	1,370	644

Income from operations	107,012	80,592	76,781

Total other expense(1)	1,085	(9,001)	(57,469)

Income before minority interest and discontinued operations	$108,097	$71,591	$19,312

	(in thousands)
Assets:
Divisional Assets:
Multifamily	$2,539,367	$2,504,372
Office	799,089	960,489
Retail	663,216	790,827

Total Divisional Assets	4,001,672	4,255,688
Unallocated corporate assets(2)	430,105	243,570

	$4,431,777	$4,499,258

(1)	Includes interest expense of $126,640, $124,131 and $71,491; income from partially-owned unconsolidated entities of $34,823, $910 and $8,531; and gains from sales of property, net of income taxes of $80,434, $106,482 and $4,747 for 2006, 2005 and 2004 respectively.

(2)	Includes the Company’s investment in joint ventures of $92,892 and $123,700 as of December 31, 2006 and 2005, respectively (see Note 7).

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Notes and Mortgages Payable

Notes and mortgages payable at December 31, 2006 and 2005 consist of the following:

	2006	2005
	(in thousands)

Unsecured credit facility	$185,000	$210,228
Mortgages and other notes:
2.00% to 6.00%	801,991	930,453
6.01% to 7.50%	1,288,307	1,143,695
7.51% to 9.00%	122,608	209,974

	$2,397,906	$2,494,350

As of December 31, 2006, CRLP, with Colonial Properties as guarantor, has a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition, the Company has a $40.0 million cash management line provided by Wachovia. Any amounts outstanding under the cash management line mature on March 22, 2008.

Base rate loans and revolving loans are available under the Credit Facilities. The Credit Facilities also include a competitive bid feature that allows the Company to convert up to $250.0 million under the Credit Facilities to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on the Company’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.50% to 1.15% based on the Company’s unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Term loans are available under the term loan facility and bear interest at LIBOR plus a margin ranging from 0.55% to 1.35% based on the Company’s unsecured debt ratings from time to time. The Credit Facilities are primarily used by the Company to finance property acquisitions and developments and had an outstanding balance at December 31, 2006 of $185.0 million. The Credit Facilities, excluding the cash management line of credit, mature and are renewable in March 2008, and provide for a one-year extension. The interest rate of the Credit Facilities, including the competitive bid balance, is 5.64% and 5.32% at December 31, 2006 and 2005, respectively.

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

On July 7, 2005, CRLP and the Company as guarantor, entered into a $54.5 million bridge loan which was secured by the Company’s ownership in Murano at Delray Beach. The bridge loan was priced at LIBOR plus 90 basis points. The balance outstanding under the bridge loan was paid off on September 21, 2005 from proceeds received from the equity offering (see Note 12).

On August 2, 2005, CRLP and the Company as guarantor, entered into a $91.0 million bridge loan which was secured by the Company’s ownership in Research Park Plaza. The bridge loan was priced at LIBOR plus 90 basis

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

points. The balance outstanding under the bridge loan was paid off on September 21, 2005 from proceeds received from the equity offering (see Note 12).

On September 28, 2005, CRLP completed a $325 million senior notes offering of 5.50% unsecured notes due October 1, 2015. Interest on the notes is payable semi-annually on the first day of every April and October beginning April 1, 2006. The net proceeds of $320.7 million, after discount and issuance costs, were used to reduce outstanding borrowings under the Company’s unsecured line of credit.

At December 31, 2006, the Company had $1.9 billion in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of the Company’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of approximately $0.8 billion at December 31, 2006.

The aggregate maturities of notes and mortgages payable, including the Company’s line of credit at December 31, 2006, are as follows:

(In thousands)

2007	$186,215
2008	220,583
2009	35,068
2010	352,893
2011	397,315
Thereafter	1,205,832

$2,397,906

Based on borrowing rates available to the Company for notes and mortgages payable with similar terms, the estimated fair value of the Company’s notes and mortgages payable at December 31, 2006 and 2005 was approximately $2.4 billion.

The Credit Facilities and certain other loan documents contain various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment, violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying the Company’s debts as they become due. At December 31, 2006, the Company is in compliance with these covenants.

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

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. As of December 31, 2006, none of the Company’s outstanding interest rate swaps hedge the interest rate risk associated with forecasted debt issuances.

At December 31, 2006 and 2005, derivatives with a fair value of $0.7 million and $3.0 million, respectively, were included in other assets. The change in net unrealized gains/(losses) of $3.0 million in 2006, $1.6 million in 2005 and ($0.2) million in 2004 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income. The change in fair value of derivatives not designated as hedges of $2.7 million, ($0.1) million and $0.4 million is included in other income (expense) in 2006, 2005 and 2004, respectively. Hedge ineffectiveness of ($0.1) million and $1.1 million on cash flow hedges due to index mismatches was recognized in other income during 2006 and 2005, respectively. There was no hedge ineffectiveness recognized during 2004. As of December 31, 2006, all of the Company’s hedges are designated as cash flow hedges under SFAS No. 133.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. The change in net unrealized gains on cash flow hedges reflects a reclassification of $0.5 million, $0.5 million and $1.4 million of net unrealized gains from accumulated other comprehensive income to interest expense during 2006, 2005 and 2004, respectively. The Company estimates no net impact to interest expense for amounts that will be reclassified from other comprehensive income in 2007.

During February 2006, the Company settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, the Company began treating this derivative as an economic hedge during 2005. Changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt, which is approximately 10 years at December 31, 2006.

During June of 2006, the Company entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with a forecasted debt issuance that occurred on August 28, 2006. This interest rate swap agreement had a notional amount of $200 million, a fixed interest rate of 5.689%, and a maturity date of November 15, 2016. This interest rate swap agreement was settled concurrent with the Company’s issuance of $275 million of debt in the senior notes offering completed August 28, 2006 (see Note 9). The settlement resulted in a settlement payment of approximately $5.2 million by the Company. This amount will remain in other comprehensive income and be reclassified to interest expense over the remaining term of the associated debt, which is approximately 10 years at December 31, 2006. On August 15, 2006, the Company also entered into a $75 million treasury lock agreement to hedge the interest rate risk associated with the remaining $75 million of senior notes issued on August 28, 2006. This treasury lock agreement was settled on August 28, 2006 for a settlement payment of approximately $0.1 million which will also remain in other comprehensive income and be reclassified to interest expense over the remaining life of the associated debt.

During November of 2006, the Company settled a $175.0 million forward starting interest rate swap and received a payment of approximately $2.9 million. This forward starting interest rate swap was in place to convert

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the floating rate payments on certain expected future debt obligations to a fixed rate. In November of 2006, the Company settled this forward starting swap agreement as a result of its determination that the forecasted debt issuance was no longer probable due to the Company’s strategic shift (see Note 1). In December 2006, the Company made the determination that it was probable that the forecasted debt issuance would not occur. As a result, the Company reversed the $2.9 million in other comprehensive income to other income during December of 2006.

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

Company ownership is maintained through common shares of beneficial interest (common shares), preferred shares of beneficial interest (preferred shares) and minority interest in CRLP (units). Common shareholders represent public equity owners and common unitholders represent minority interest owners. Each unit may be redeemed for either one common share or, at the option of the Company, cash equal to the fair market value of a common share at the time of redemption. When a common unitholder redeems a unit for a common share or cash, minority interest is reduced. In addition, the Company has acquired properties since its formation by issuing distribution paying and non-distribution paying units. The non-distribution paying units convert to distribution paying units at various dates subsequent to their original issuance. At December 31, 2006 and 2005, 10,579,261 and 10,872,568 units were outstanding, respectively, all of which were distribution paying units.

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

In 1998, the Company’s Board of Trustees approved a Shareholder Rights Plan (the “Rights Plan”). Under this plan, the Board declared a dividend of one Right for each common share outstanding on the record date. The Rights become exercisable only if an individual or group acquires a 15% or more beneficial ownership in the Company. Ten days after a public announcement that an individual or group has become the beneficial owner of 15% or more of the common shares, each holder of a Right, other than the acquiring individual or group, would be entitled to purchase one common share for each Right outstanding at one-half of the Company’s current market price. Also, if the Company is acquired in a merger, or if 50% or more of the Company’s assets are sold in one or more related transactions, each Right would entitle the holder thereof to purchase common shares of the acquiring company at one-half of the then-current market price of the acquiring company’s common shares.

On August 29, 2005, the Company and Computershare Trust Company, N.A., as successor to BankBoston, N.A., as Rights Agent entered into a First Amendment to Rights Agreement (the “Amendment”), to amend that certain Rights Agreement, dated as of November 2, 1998 between the Company and the Rights Agent (the “Rights Agreement”). The Amendment, among other things: (i) changes the ownership threshold trigger from 15% to 20%; (ii) adds a TIDE (Three-Year Independent Director Evaluation) provision that requires the independent members of the Board of Trustees review the Rights Agreement, at least once every three years, to determine whether it should be continued or revoked; and (iii) adds a provision requiring the Board of Trustees to submit the Rights Agreement to the shareholders of the Company for ratification on or prior to December 31, 2008 if the Rights Agreement has

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not terminated on or prior to November 1, 2008 and providing for termination of the Agreement on December 31, 2008 if the Rights Agreement is not ratified by the shareholders on or prior to December 31, 2008.

12.	Equity Offerings

On September 21, 2005, the Company issued 4,500,000 of its common shares at $43.75 per share, or an aggregate offering price of approximately $196.9 million, in a public offering in which Merrill Lynch & Co. and Wachovia Securities acted as joint book-running managers. The Company contributed the proceeds of this offering to CRLP in exchange for 4,500,000 common units of limited partnership interest. Net proceeds to the Company totaled $187.3 million after payment of underwriting fees and issuance costs. The Company used approximately $145.5 million of the net proceeds to repay the outstanding balance on its bridge loans (see Note 9), and used the remaining proceeds (which were temporarily used to pay down the outstanding balances under the Credit Facilities), together with additional borrowings under the Company’s Credit Facilities, to fund its $49.0 million equity investment in its joint venture with DRA (see Note 7).

On April 1, 2005, in connection with the Cornerstone acquisition (see Note 3), the Company issued 5,326,349 Series E Cumulative Redeemable Preferred Shares of Beneficial Interest. The depositary shares may be called by the Company at any time and have a liquidation preference of $25.00 per depositary share. Each Colonial Series E preferred depositary share will represent 1/100th of a newly created 7.62% Series E Cumulative Redeemable Preferred Share of Beneficial Interest, liquidation preference $2,500 per share, of Colonial. On February 2, 2006, the Company announced the Board of Trustees’ authorization of the repurchase of up to $65 million of the Company’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. This repurchase program was effective immediately and extended through January 27, 2007. Under the repurchase program, the Company was authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. During the twelve months ended December 31, 2006, the Company repurchased 1,135,935 million Series E Depositary Shares for a total cost of approximately $28.5 million. The Company wrote off approximately $0.3 million of issuance costs associated with this redemption, in accordance with the SEC’s clarification of EITF Abstracts, Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

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

13.	Share-based Compensation

Effective January 1, 2006, the Company accounts for share-based compensation using the fair value method prescribed in SFAS No. 123(R) (see Note 2). For share-based compensation granted from January 1, 2003 to

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005, the Company accounted for share-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123(R) to use an estimated forfeiture rate for award terminations and forfeitures, and the provisions related to retirement eligible employees, the adoption of SFAS No. 123(R) did not have an impact on the Company’s accounting for share-based compensation. In prior years, the Company used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123(R), such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $0.2 million and was reflected as a reduction of compensation expense in the twelve months ended December 31, 2006.

Incentive Share Plans

The Company has in place a Third Amended and Restated Employee Share Option and Restricted Share Plan (the “Employee Plan”) designed to attract, retain, and motivate executive officers of the Company and other key employees. The Employee Plan authorizes the issuance of up to approximately 5,700,000 common shares (as increased from time to time to equal 10% of the number of common shares and Operating Partnership units outstanding) pursuant to options or restricted shares granted or issued under this plan, provided that no more than 750,000 restricted shares may be issued. In connection with the grant of options under the Employee Plan, the Executive Compensation Committee of the Board of Trustees determines the option exercise period and any vesting requirements. All options granted to date have a term of ten years and may be exercised in equal installments based on a one or five year vesting schedule. The value of outstanding restricted shares is being charged to compensation expense based on a one to five year vesting schedule.

In April 1997, the Company also adopted a Non-Employee Trustee Share Plan (the “Trustee Plan”). The Trustee Plan permits non-employee trustees of the Company to elect to receive common shares in lieu of all or a portion of their annual trustee retainers, board meeting fees and committee meeting fees. The Trustee Plan authorizes the issuance of 50,000 common shares under the Plan.

Compensation costs for share options have been valued on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option pricing model were as follows:

	For the Year Ending
	December 31,
	2006	2005	2004

Dividend yield	5.76%	6.53%	6.86%
Expected volatility	21.01%	21.38%	21.29%
Risk-free interest rate	5.11%	4.52%	4.25%
Expected option term (years)	7.5	7.5	7.5

The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common shares. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period share option exercises and forfeiture activity.

During the twelve months ended December 31, 2006, the Company granted share options to purchase 114,535 shares of the Company’s common shares to Company employees and trustees. For the twelve months ended December 31, 2006, 2005 and 2004, the Company recognized compensation expense related to share options of $0.8 million, $0.4 million and $0.2 million, respectively. Upon the exercise of share options, the Company issues common shares from authorized but unissued common shares.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of share option activity under all plans for the twelve months ended December 31, 2006:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price

Options outstanding, beginning of period	1,782,680	$31.49
Granted	114,535	47.89
Exercised	(243,303)	30.74
Forfeited	(16,647)	37.33

Options outstanding, end of period	1,637,265	$34.03

The weighted average grant date fair value of options granted in 2006, 2005 and 2004 was $5.70, $3.71 and $3.17, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $4.1 million, $1.2 million and $3.7 million, respectively.

As of December 31, 2006, the Company had approximately 1.6 million share options outstanding with a weighted average exercise price of $34.03, a weighted average remaining contractual life of 5.1 years, and an aggregate intrinsic value of $21.0 million. The total number of exercisable options at December 31, 2006 was approximately 1.2 million. As of December 31, 2006, the weighted average exercise price of exercisable options was $32.58 and the weighted average remaining contractual life was 4.3 years for these exercisable options. The aggregate intrinsic value of these exercisable options at December 31, 2006 was $16.9 million. At December 31, 2006, there was $0.8 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted average period of 1.0 year.

The following table presents the change in deferred compensation related to restricted share awards:

(Amounts
in thousands)

Balance, December 31, 2005	$3,646
Amortization of deferred compensation	(2,953)
Issuance of restricted shares	8,028
Impact of adoption of SFAS No. 123R	(184)

Balance, December 31, 2006	$8,537

The following table presents the change in nonvested restricted share awards:

	For the Year Ended	Weighted Average
	December 31,	Grant Date
	2006	Fair Value

Nonvested Restricted Stock, December 31, 2005	157,499	$36.36
Granted	187,962	46.39
Vested	(68,545)	36.22
Cancelled/Forfeited	(4,772)	32.43

Nonvested Restricted Stock, December 31, 2006	272,144	$43.39

The weighted average grant date fair value of restricted share awards for 2006, 2005 and 2004 was $46.39, $36.95, and $36.54, respectively. For the twelve months ended December 31, 2006, 2005 and 2004, the Company recognized compensation expense related to restricted share awards of $3.0 million, $1.9 million and $1.1 million, respectively. For the twelve months ended December 31, 2006 and 2005, the Company capitalized $0.9 million and $0.7 million, respectively, for restricted share awards granted in connection with certain real estate developments. There were no restricted share awards capitalized during 2004. The total intrinsic value for restricted share awards that vested during 2006, 2005 and 2004 was $3.2 million, $1.3 million and $0.8 million, respectively. At

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, the unrecognized compensation cost related to nonvested restricted share awards is $8.5 million, which is expected to be recognized over a weighted average period of 3.0 years.

Adoption of Incentive Program

On April 26, 2006, the Executive Compensation Committee of the Board of Trustees of the Company adopted a new incentive program in which seven executive officers of the Company participate. The program provides for the following one-time awards:

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

A participant’s restricted shares will be forfeited if the participant’s employment is terminated prior to the end of the Vesting Period. The compensation expense and deferred compensation related to these restricted shares is included in the restricted share disclosures above.

A participant’s right to receive a performance payment will be forfeited if the participant’s employment is terminated prior to the end of the Performance Period, unless termination of employment results from the participant’s death or disability, in which case the participant (or the participant’s beneficiary) will earn a pro-rata portion of the applicable award. Performance payments, if earned, will be paid in cash, common shares, or a combination of the two. Each performance award has specified threshold, target and maximum payout amounts. The payout amounts range from $500,000 to $6,000,000 per participant. The performance awards were valued with a binomial model by a third party valuation firm. The performance awards, which had a fair value on the grant date of $5.4 million, were valued as equity awards tied to a market condition. For the twelve months ended December 31, 2006, the Company recognized $1.3 million of compensation expense attributable to the performance based share awards. The unrecognized expense associated with these grants was $3.7 million as of December 31, 2006.

The Company’s share-based awards have historically provided for immediate vesting upon retirement, death or disability of the participant. The Company had previously recognized the compensation expense related to such share-based awards made to retirement eligible individuals using the nominal vesting approach. The nominal vesting approach requires recognition of the compensation expense over the stated vesting period. SFAS No. 123(R) clarified the accounting for share-based awards made to retirement eligible individuals. SFAS No. 123(R) explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive if the award provides for immediate vesting upon retirement, and should be ignored when determining the period over which the award should be expensed. Effective January 1, 2006, concurrent with the adoption of SFAS No. 123(R), the Company began expensing share-based compensation granted after January 1, 2006 over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible as of the date of grant. Effective July 26, 2006, the Company amended its share based compensation plans to remove any retirement eligible vesting provisions for future grants.

The Company recognized $0.4 million of compensation expense, $0.1 million for share option awards and $0.3 million for restricted share awards, for the twelve months ended December 31, 2006 related to grants to retirement eligible employees that would not have been recognized under the nominal vesting approach. If the Company had historically accounted for share-based awards made to retirement eligible individuals under the requirements of SFAS No. 123(R), the compensation expense recognized would have been increased by $1.2 million and $0.1 million for the twelve months ended December 31, 2005 and 2004, respectively.

Employee Share Purchase Plan

The Company maintains an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Company, through payroll deductions, to purchase common shares at market price. The

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Company issued 2,652 and 1,354 common shares pursuant to the Purchase Plan during 2006 and 2005, respectively.

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

The table below presents a summary of pension plan status as of December 31, 2006 and 2005, as it relates to the employees of the Company.

	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$14,876,134	$11,436,525
Service cost	1,170,459	994,596
Interest cost	815,220	683,001
Benefits paid	(119,959)	(117,515)
Actuarial (gain) loss	(1,079,819)	1,879,527

Benefit obligation at end of year	$15,662,035	$14,876,134

Change in plan assets
Fair value of plan assets at beginning of year	$8,731,442	$7,525,075
Actual return on plan assets	891,656	438,994
Employer contributions	813,745	884,888
Benefits paid	(119,959)	(117,515)

Fair value of plan assets at end of year	$10,316,884	$8,731,442

Funded status	$(5,345,151)	$(6,144,692)

Amounts recognized in the consolidated balance sheet as of December 31, 2006 consist of:

2006

Amounts recognized in the consolidated balance sheets
Other liabilities	$(5,345,151)

2006

Amounts recognized in accumulated other comprehensive income
Net (gain) loss	$2,580,859
Prior service cost	34,181

Net amount recognized	$2,615,040

The Company’s accumulated benefit obligations as of December 31, 2006 and 2005 are as follows:

	2006	2005

Accumulated benefit obligation	$12,078,243	$11,083,755

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the Company’s net periodic benefit cost for 2006 and 2005 are as follows:

	2006	2005

Components of Net Periodic Benefit Cost
Service cost	$1,170,459	$994,596
Interest cost	815,220	683,001
Expected return on plan assets	(735,675)	(642,673)
Amortization of prior service cost	7,997	7,997
Amortization of net (gain) loss	214,857	80,466

Net periodic benefit cost	$1,472,858	$1,123,387

Additional supplemental disclosures required by SFAS No. 158 are as follows:

Estimated amortization from accumulated other comprehensive income into net periodic pension cost over the next twelve months

Amortization of net (gain) loss	$86,280
Amortization of prior service cost	$5,404

Amounts recognized in the consolidated balance sheets prior to adoption of SFAS No. 158

	2006	2005

Accrued benefit costs	$(2,730,111)	$(2,352,313)
Intangible assets	—	42,178
Accumulated other comprehensive income	—	239,137

Net amount recognized	$(2,730,111)	$(2,070,998)

Incremental effect of adopting SFAS No. 158 on the consolidated balance sheet

Other liabilities	$(2,615,040)
Accumulated other comprehensive income	$2,615,040

The weighted-average assumptions used to determine benefit obligations and net costs are as follows:

	2006	2005

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	5.50%
Rate of compensation increase	3.00%	3.00%
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.50%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

Asset Category	2006	2005

Equity Securities	57%	57%
Debt Securities	29%	33%
Real estate	4%	5%
Other	10%	5%

Total	100%	100%

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

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the cash flow activity of the pension plan during the years ending December 31, 2006 and 2005:

Contributions	Employer	Participants

2005	$884,888	$—
2006	813,745	—
Expected 2007	900,094	—
Benefit payments
2005	$117,515
2006	119,959

The following table presents the expected future benefit payments to the pension plan:

Estimated Future Benefit Payments
2007	$144,370
2008	158,584
2009	185,592
2010	217,876
2011	340,999
Thereafter	3,500,128

  401(k) Plan

The Company maintains a 401(k) plan covering substantially all eligible employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with the Company matching one-half of such contributions up to 6%, solely at its discretion. Contributions by the Company were approximately $0.8 million, $0.5 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

15.	Income Taxes

The Company, which is considered a corporation for federal income tax purposes, has elected to be taxed and qualifies to be taxed as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. The Company may also be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its undistributed taxable income.

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

Income Tax Characterization of Distributions

Distributions to shareholders are generally partially taxable as ordinary income, long-term capital gains and unrecaptured Section 1250 gains, and partially non-taxable as return of capital. During 2006, 2005 and 2004 the Company’s distributions had the following characteristics:

	Distribution	Ordinary	Return of	Long-Term	Unrecaptured
	Per Share	Income	Capital	Capital Gain	Sec. 1250 Gains

2006	$2.72	14.75%	0.00%	57.77%	27.48%
2005	$2.70	25.30%	0.00%	39.34%	35.36%
2004	$2.68	53.09%	45.26%	1.51%	0.14%

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxable REIT Subsidiary

The Company’s consolidated financial statements include the operations of its taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to the Company. In addition, the Company performs all of its for-sale residential and condominium conversion activities through CPSI. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated financial statements. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of CPSI’s income tax expense to the statutory federal rate are reflected in the tables below.

For the years ended December 31, 2005 and 2004, the impact of CPSI’s income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.

Income tax expense of CPSI for the year ended December 31, 2006 is comprised of the following:

(In thousands)

Current tax expense:
Federal	$13,242
State	2,040

15,282

Deferred tax benefit:
Federal	(2,641)
State	(482)

(3,123)

Total income tax expense	12,159
Income tax expense — discontinued operations	(8,554)

Income tax expense — continuing operations	$3,605

In 2006, income tax expense resulting from condominium conversion unit sales was allocated to discontinued operations (see Note 4).

The components of CPSI’s deferred income tax assets and liabilities at December 31, 2005 were not material to the accompanying Consolidated Balance Sheet. The components of CPSI’s deferred income tax assets and liabilities at December 31, 2006 were as follows:

(In thousands)

Deferred tax assets:
Real estate asset basis differences	$690
Deferred revenue	1,792
Allowance for doubtful accounts	243
Accrued liabilities	399

$3,124

Deferred tax liabilities:
Other	(1)

Net deferred tax assets, included in other assets	$3,123

A reconciliation of the effective tax rate of CPSI to the federal statutory rate is detailed below. As shown above, a portion of the 2006 income tax expense was allocated to discontinued operations.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal tax rate	35.00%
State income tax, net of federal income tax benefit	3.19%
Other	0.12%

CPSI provision for income taxes	38.31%

16.	Leasing Operations

The Company is in the business of leasing and managing multifamily, office, and retail property. For properties owned by the Company, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2006, are as follows:

(In thousands)

2007	$162,158
2008	149,940
2009	132,289
2010	111,235
2011	91,454
Thereafter	234,060

$881,136

The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2006 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of the Company’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

Rental income from continuing operations for 2006, 2005 and 2004 includes percentage rent of $1.2 million, $3.2 million and $2.4 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

17.	Commitments, Contingencies, Guarantees and Other Arrangements

  Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of the Company.

  Guarantees and Other Arrangements

During November 2006, the Company committed with its joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna Joint Venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. As of December 31, 2006, the Colonial Promenade Smyrna Joint Venture had drawn $9.2 million on the construction loan. At December 31, 2006, no liability was recorded for the guarantee.

During February 2006, the Company committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. As of December 31, 2006, the joint venture had drawn $22.0 million on the construction loan. At December 31, 2006, no liability was recorded for the guarantee.

During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/Colonial Office Joint Venture with respect to 10 of the

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRT properties. During 2006, seven of the ten properties were sold. The DRA/Colonial Office Joint Venture is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/Colonial Office Joint Venture partners. At December 31, 2006, no liability was recorded for the guarantee. As of February 2007, this guarantee had been reduced to $19.6 million as a result of the paydown of the associated secured debt from the sales of assets.

During July 2005, in connection with the Company’s investment into a joint venture with Carter and Associates, the Company committed to provide a construction loan to the joint venture of up to approximately $40 million at a rate of 8.25% per annum. As of December 31, 2006, $15.4 million had been drawn on the construction loan by the joint venture, and $24.6 million was available to be drawn.

During December 2002, the Company sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million to a newly formed joint venture, Highway 150 LLC, in which the Company maintains a 10% ownership interest and manages the property. In connection with the formation of Highway 150 LLC, the Company executed a guarantee, pursuant to which the Company would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2006, the total amount of debt of the joint venture was approximately $16.9 million and matures in December 2012. At December 31, 2006, no liability was recorded for the guarantee.

In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $26.5 million at December 31, 2006. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.

18.	Related Party Transactions

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

The Company paid $59.2 million, $41.6 million and $20.0 million for property construction costs to Brasfield & Gorrie LLC, a construction company partially-owned by Mr. M. Miller Gorrie (a trustee of the Company) during the years ended December 31, 2006, 2005 and 2004, respectively. Of these amounts, $53.1 million, $36.6 million and $17.0 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2006, 2005 and 2004, respectively. The Company had $9.6 million and $8.0 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2006 and 2005, respectively.

The Company leased space to certain entities in which Mr. Thomas H. Lowder, Mr. James K. Lowder, and Mr. M. Miller Gorrie have an interest and received market rent from these entities of approximately $2.5 million, $2.5 million and $1.6 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Colonial Insurance Agency, an entity owned by Mr. Thomas H. Lowder and Mr. James K. Lowder, has provided insurance risk management, administration and brokerage services for the Company. The aggregate amount

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid by the Company to Colonial Insurance Agency for these services during the years ended December 31, 2006, 2005 and 2004 were $0.5 million, $0.5 million and $0.4 million, respectively. As a part of this service, the Company placed insurance coverage with unaffiliated insurance carriers through a competitive bidding process. The premiums paid to these unaffiliated insurance carriers totaled $4.8 million, $8.3 million and $3.6 million during 2006, 2005 and 2004, respectively.

In connection with the closing of the Company’s acquisition of Cornerstone via merger on April 1, 2005, the Company appointed Glade Knight, who formally served as the Chairman and Chief Executive Officer of Cornerstone, as a trustee of the Company. Mr. Knight was subsequently elected to serve as a trustee of the Company at the 2005 annual meeting of Colonial shareholders. On April 1, 2005, following the Cornerstone merger, Mr. Knight elected to cash out the options under a non-statutory share option agreement between Cornerstone and Mr. Knight, which was assumed by the Company in the Cornerstone merger, and the Company paid Mr. Knight approximately $3.1 million (plus an applicable tax gross up payment) in connection therewith. In connection with the Cornerstone merger, the Company also assumed Cornerstone’s obligations under Mr. Knight’s change in control agreement. Shortly after the Cornerstone merger, the Company paid to Mr. Knight approximately $5.5 million (which includes an applicable tax gross up payment) in respect of Mr. Knight’s change in control agreement assumed by Colonial and Mr. Knight’s employment agreement with Cornerstone, which terminated in connection with the closing of the Cornerstone merger.

19.	Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004
	(In thousands,
	except per share data)

Numerator:
Income from continuing operations	$86,737	$50,915	$12,637
Less:
Preferred stock dividends	(20,903)	(22,391)	(14,781)
Preferred share issuance costs write-off	(2,128)	—	—

Income (loss) from continuing operations available to common shareholders	$63,706	$28,524	$(2,144)

Denominator:
Denominator for basic net income per share — weighted average common shares	45,484	38,071	27,121
Effect of dilutive securities	536	391	341

Denominator for diluted net income per share — adjusted weighted average common shares	46,020	38,462	27,462

There were 112,601 and 4,130 outstanding options to purchase common shares excluded from the computation of diluted net income per share for 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The weighted average exercise price of these outstanding options was $47.91 and $45.30 per share for 2006 and 2005, respectively. There were no antidilutive outstanding options for 2004.

20.	Subsequent Events

  Property Acquisitions

During January 2007, the Company acquired two multifamily apartment communities. Colonial Grand at Old Town Scottsdale North (formerly Monte Carlo Apartments) was acquired for $33.8 million and contains 208 units. Colonial Grand at Scottsdale South (formerly Monaco Apartments) was acquired for $42.2 million and contains 264 units. Both properties are located in Scottsdale, Arizona. The acquisition of these assets was funded from proceeds received from asset sales and from borrowings under the Company’s unsecured line of credit.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During January 2007, the Company acquired 15.0 acres of land for $12.0 million to be used for the development of Colonial Grand at Pecos, a 380-unit multifamily apartment community located in Las Vegas, Nevada. The acquisition was funded from borrowings under the Company’s unsecured line of credit.

  Property Dispositions

During January 2007, the Company sold seven multifamily apartment communities. The properties include the following:

Property Name	Location	Units	Sales Price
			(In millions)

Beacon Hill	Charlotte, NC	349	$15.9
Clarion Crossing	Raleigh, NC	260	15.9
Colonial Grand at Enclave	Atlanta, GA	200	16.9
Colonial Village at Poplar Place	Atlanta, GA	324	19.6
Colonial Village at Regency Place	Raleigh, NC	180	10.3
Colonial Village at Spring Lake	Atlanta, GA	188	11.5
Colonial Village at Timothy Woods	Athens, GA	204	13.2

			$103.3

The Company used the proceeds from the sale to repay a portion of the borrowings under the Company’s unsecured line of credit.

During February 2007, the Company sold Rivermont Shopping Center, a 73,500 square foot retail asset located in Chattanooga, Tennessee. The asset was sold for a total sales price of $4.2 million and the proceeds were used to repay a portion of the borrowings under the Company’s unsecured line of credit.

During February 2007, the Company sold Colonial Grand at Promenade, a 384-unit multifamily apartment community located in Montgomery, Alabama. The asset was sold for a total sales price of $38.0 million and the proceeds were used to repay a portion of the borrowings under the Company’s unsecured line of credit.

During February 2007, the Company sold its 20% interest in Colonial Grand at Bayshore, a 376-unit multifamily apartment community located in Sarasota, Florida. The asset was sold for $12.0 million, which represents the Company’s interest, and the proceeds were used to repay a secured mortgage loan and portion of the borrowings under the Company’s unsecured line of credit.

During February 2007, the DRA / Colonial Office Joint Venture sold St. Petersburg Center, a 675,500 square foot office asset located in Tampa, Florida. The asset was sold for $14.0 million, which represents Colonial Properties’ 15% ownership interest. The Company used the proceeds from the sale to repay a secured mortgage loan.

  Distribution

During January 2007, the Board of Trustees declared a cash distribution to the common shareholders and holders of common units of CRLP in the amount of $0.68 per share and per partnership unit, totaling $38.6 million. The distribution was made to shareholders and partners of record as of February 6, 2007, and was paid on February 13, 2007.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005. The information provided herein has been reclassified in accordance with SFAS No. 144 for all periods presented.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$125,409	$122,691	$121,946	$126,037
Income (loss) from continuing operations	246	24,855	(4,962)	66,598
Income from discontinuing operations	11,514	11,276	24,288	69,665
Net income	11,760	36,131	19,326	136,263
Preferred dividends	(6,099)	(5,705)	(4,550)	(4,549)
Preferred share issuance costs write-off	(159)	(1,924)	(45)	—
Net income available to common shareholders	5,502	28,502	14,731	131,714
Net income per share:
Basic	$0.12	$0.63	$0.32	$2.87
Diluted	$0.12	$0.62	$0.32	$2.84
Weighted average common shares outstanding:
Basic	44,979	45,424	45,706	45,814
Diluted	44,979	45,897	45,706	46,380

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$71,275	$108,087	$115,384	$119,533
Income (loss) from continuing operations	(354)	(14,540)	(10,693)	76,502
Income from discontinuing operations	73,955	28,596	60,100	6,075
Net income	73,600	14,056	49,407	82,577
Preferred dividends	(3,695)	(6,232)	(6,232)	(6,231)
Net income available to common shareholders	69,905	7,824	43,175	76,346
Net income per share:
Basic	$2.51	$0.20	$1.07	$1.71
Diluted	$2.51	$0.20	$1.07	$1.69
Weighted average common shares outstanding:
Basic	27,824	39,657	40,289	44,696
Diluted	27,824	39,657	40,289	45,140

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
  of Colonial Properties Trust:

We have completed integrated audits of Colonial Properties Trust’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Properties Trust at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 28, 2007

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2006, Colonial Properties Trust maintained effective internal control over financial reporting.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance.

The information required by this item with respect to trustees, compliance with the Section 16(a) reporting requirements, the audit committee and the audit committee financial expert is hereby incorporated by reference from the material appearing in our definitive proxy statement for the annual meeting of shareholders to be held in 2007 (the “Proxy Statement”) under the captions “Election of Trustees — Nominees for Election,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding Trustees and Corporate Governance — Committees of the Board of Trustees — Audit Committee”, respectively. Information required by this item with respect to executive officers is provided in Item 1 of this report. See “Executive Officers of the Company.” Information required by this item with respect to the availability of our code of ethics is provided in Item 1 of this report. See “Available Information.”

Item 11.	Executive Compensation.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Compensation of Trustees and Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Voting Securities Held by Principal Shareholders and Management.”

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plans pursuant to which options to purchase our common shares and our restricted common shares may be granted from time to time.

Number of Securities Remaining
	Number of Securities to be				Available for Future Issuance
	Issued Upon Exercise of		Weighted-Average Exercise		Under Equity Compensation
	Outstanding Options,		Price of Outstanding Options,		Plans (Excluding Securities
Plan Category	Warrants and Rights(a)		Warrants and Rights(b)		Reflected in Column(a))

Equity compensation plans approved by security holders(1)	1,712,540	(2)	$32.92	(3)	2,535,223
Equity compensation plans not approved by security holders	—		—		—

Total	1,712,540		$32.92		2,535,223

(1)	These plans include our Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended in 1998 and 2006, our Non-Employee Trustee Share Plan, as amended in 1997, and our Trustee Share Option Plan, as amended in 1997.

(2)	Includes 274,144 restricted shares that had not vested as of December 31, 2006.

(3)	Weighted-average exercise price of outstanding options; excludes value of outstanding restricted shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Information Regarding Trustees and Corporate Governance — Committees of the Board of Trustees.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm — Summary of Audit Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm — Pre-Approval Policy for Services by Auditor.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

15(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

15(a)(3) Exhibits

Exhibit
No.	Exhibit	Reference

2.1	Agreement and Plan of Merger by and among the Company, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2004
2.2	Form of Plan of Merger merging Cornerstone Realty Income Trust, Inc. into CLNL Acquisition Sub LLC	Incorporated by reference to Exhibit B to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2005
2.3	Amendment No. 1 to Agreement and Plan of Merger by and among the Company, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2005
2.4	Acquisition and Contribution Agreement and Joint Escrow Instructions dated September 16, 2005 by and among Marelda Retail Development LLC and CRLP, and amendments thereto	Incorporated by reference to Exhibit 2.1 to CRLP’s Current Report on Form 8-K filed with the SEC on November 30, 2005
2.5	Acquisition and Contribution Agreement and Joint Escrow Instructions dated September 16, 2005 by and among Marelda Retail Development LLC and Colonial Realty Limited Partnership, and amendments thereto	Incorporated by reference to Exhibit 2.2 to CRLP’s Current Report on Form 8-K filed with the SEC on November 30, 2005
3.1	Declaration of Trust of Company	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
3.2	Articles Supplementary of 8 3/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
3.3	Articles Supplementary of Series 1998 Junior Participating Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)

Exhibit
No.	Exhibit	Reference

3.4	Articles Supplementary of 8.875% Series B Cumulative Redeemable Perpetual Preferred Shares of the Company	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
3.5	Articles Supplementary of 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Company	Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
3.6	Articles Supplementary of 9.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2001 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
3.7	Articles Supplementary of 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2003
3.8	Articles of Amendment to Declaration of Trust of the Company, dated May 11, 2004	Incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004
3.9	Articles Supplementary Reclassifying Preferred Shares	Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004
3.10	Form of Articles Supplementary of 7.62% Series E Cumulative Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on February 7, 2005
3.11	Articles of Amendment to Declaration of Trust of the Company, dated April 5, 2005	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2005
3.12	Bylaws of the Company	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, No. 333-55078, filed with the SEC on February 6, 2001
4.1	Indenture dated as of July 22, 1996, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 4.1 to the CRLP’s Annual Report on Form 10-K/A filed with the SEC on October 10, 2003
4.2	First Supplemental Indenture dated as of December 31, 1998, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
4.3	Rights Agreement dated as of November 2, 1998 between Colonial Properties Trust and BankBoston, N.A.	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
4.4	First Amendment to Rights Agreement, dated as of August 29, 2005, between the Company and EquiServe Trust Company, N.A., as successor to BankBoston, N.A., as Rights Agent	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005
4.5	Deposit Agreement for Series D depository shares by and among the Company and Equiserve Trust Company, N.A. and Equiserve, Inc.	Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
4.6	Form of Deposit Agreement for Series E depository shares by and among the Company and Equiserve Trust Company, N.A. and Equiserve, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on February 7, 2005
10.1	Third Amended and Restated Agreement of Limited Partnership of CRLP, as amended	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999
10.2	Fifth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003

Exhibit
No.		Exhibit	Reference

10.3		Sixth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
10.4		Seventh Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
10	.4.1	Eighth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP.	Incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004
10	.4.2	Ninth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP, dated April 1, 2005	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2005
10.5		Registration Rights and Lock-Up Agreement dated September 29, 1993, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993
10.6		Registration Rights and Lock-Up Agreement dated March 25, 1997, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.7		Registration Rights and Lock-Up Agreement dated November 4, 1994, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.8		Supplemental Registration Rights and Lock-Up Agreement dated August 20, 1997, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.9		Supplemental Registration Rights and Lock-Up Agreement dated November 1, 1997, among the Company, CRLP and B&G Properties Company LLP	Incorporated by reference to Exhibit 10.2.5 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.10		Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1997, among the Company, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.6 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.11		Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1996, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.7 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.12		Registration Rights Agreement dated February 23, 1999, among the Company, Belcrest Realty Corporation, and Belair Real Estate Corporation	Incorporated by reference to Exhibit 10.2.8 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.13		Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)

Exhibit
No.		Exhibit	Reference

10.14		Registration Rights and Lock-Up Agreement dated July 31, 1997, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.15		Supplemental Registration Rights and Lock-Up Agreement dated November 18, 1998, among the Company, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.11 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.16		Registration Rights and Lock-Up Agreement dated December 29, 1994, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.12 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.17		Registration Rights and Lock-Up Agreement dated April 30, 1999, among the Company, CRLP and MJE, L.L.C.	Incorporated by reference to Exhibit 10.2.13 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.18		Second Amended and Restated Employee Share Option and Restricted Share Plan†	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
10	.18.1	Form of Employee Share Option and Restricted Share Plan Agreement — 2 Year Vesting†	Incorporated by reference to Exhibit 10.18.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10	.18.2	Form of Employee Share Option and Restricted Shares Plan Agreement — 3 Year Vesting†	Incorporated by reference to Exhibit 10.18.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10	.18.3	Form of Employee Share Option and Restricted Shares Plan Agreement — 5 Year Vesting†	Incorporated by reference to Exhibit 10.18.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10	.18.4	Form of Employee Share Option and Restricted Shares Plan Agreement — 8 Year Vesting†	Incorporated by reference to Exhibit 10.18.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10	.18.5	Amended and Restated Trustee Restricted Share Agreement — 1 Year Vesting†	Incorporated by reference to Exhibit 10.18.5 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10	.18.6	Amended and Restated Trustee Non-Incentive Share Option Agreement†	Incorporated by reference to Exhibit 10.18.6 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10.19		Non-employee Trustee Share Option Plan†	Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-27203, filed with the SEC on May 15, 1997
10.20		Non-employee Trustee Share Plan†	Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-27205, filed with the SEC on May 15, 1997
10.21		Employee Share Purchase Plan†	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
10	.21.1	Amendment to Employee Share Purchase Plan†	Filed herewith
10.22		Annual Incentive Plan†	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993

Exhibit
No.		Exhibit	Reference

10.23		Executive Unit Purchase Program — Program Summary†	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.24		Non-employee Trustee Option Agreement†	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993
10.25		Employment Agreement between the Company and Thomas H. Lowder†	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993
10.26		Retirement Agreement between the Company and Howard B. Nelson, Jr.†	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
10.27		Officers and Trustees Indemnification Agreement†	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993
10.28		Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993
10	.28.1	First Amendment to Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.28.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005
10.29		Articles of Incorporation of Colonial Real Estate Services, Inc., predecessor of CPSI, as amended	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1994 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.30		Bylaws of predecessor of Colonial Real Estate Services, Inc., predecessor of CPSI	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993
10.31		Credit Agreement dated as of March 22, 2005, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wachovia Bank, as Agent for the Lenders, and the Lenders named therein	Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2005
10.32		Contribution Agreement, dated April 1, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2005
10.33		Bridge Credit Agreement dated October 28, 2004, by and among CRLP, as Borrower, and the Company, as Guarantor, SouthTrust Bank, as Agent for Lenders, and the Lenders names therein	Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2004
10.34		Facility and Guaranty Agreement among the Company, CRLP, Bank One, N.A. and the Lenders named therein dated as of December 17, 1999	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
10.35		Form of Promissory Note under Facility and Guarantee Agreement dated as of December 17, 1999 among the Company, CRLP, Bank One, N.A. and certain lenders	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.36		Form of Reimbursement Agreement dated January 25, 2000 by Employee Unit Purchase Plan participants in favor of CRLP	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.37		Employment Agreement dated October 1, 2001 between Cornerstone and Glade M. Knight†	Incorporated by reference to Exhibit 10.6 to Cornerstone’s Form 10-K filed April 1, 2002
10.38		First Amendment to Employment Agreement dated September 21, 2004 between Cornerstone and Glade M. Knight†	Incorporated by reference to Exhibit 10.3 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on March 16, 2005

Exhibit
No.	Exhibit	Reference

10.39	Amendment No 2 to Employment Agreement dated February 8, 2005 between Cornerstone and Glade M. Knight†	Incorporated by reference to Exhibit 10.1 to Cornerstone’s Current Report on Form 8-K filed with the SEC on February 9, 2005
10.40	Stock Option Agreement dated July 23, 1999 between Cornerstone and Glade M. Knight†	Incorporated by reference to Exhibit 10.50 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on March 27, 2000 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose SEC file number is No. 1-12358)
10.41	Amendment No. 1 to Stock Option Agreement dated February 8, 2005 between Cornerstone and Glade M. Knight†	Incorporated by reference to Exhibit 10.7 to Cornerstone’s Current Report on Form 8-K filed with the SEC on February 9, 2005
10.42	Change in Control Agreement dated August 1, 2000 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.48 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on April 2, 2001
10.43	Amendment No. 1 to Change in Control Agreement dated February 8, 2005 between Cornerstone and Glade M. Knight†	Incorporated by reference to Exhibit 10.3 to Cornerstone’s Current Report on Form 8-K filed with the SEC on February 9, 2005
10.44	Cornerstone 1992 Incentive Plan Amended and Restated Effective July 1, 2002†	Incorporated by reference to Exhibit 10.2 to Cornerstone’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2002)
10.45	First Amendment to Cornerstone 1992 Incentive Plan Amended and Restated Effective July 1, 2002†	Incorporated by reference to Exhibit 10.2 to Cornerstone’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004
10.46	Agreement Evidencing Waiver of Performance Bonus dated February 25, 2005 between Cornerstone and Glade M. Knight†	Incorporated by reference to Exhibit 10.64 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on March 16, 2005
10.47	Form of Stock Option Agreement between Glade M. Knight and Cornerstone†	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2005
10.48	Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan, as amended†	Incorporated by reference to Exhibit 99.1 in Cornerstone Realty Income Trust, Inc.’s Registration Statement on Form S-8 filed with the SEC on April 9, 1997 (File No. 333-24875)
10.49	Form of Restricted Share Agreement (20% per year vesting)†	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.50	Form of Restricted Share Agreement (50%/25%/25% vesting)†	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.51	Form of Restricted Share Agreement (33 1/3% per year vesting)†	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.52	Form of Restricted Share Agreement (60%/40% vesting)†	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.53	Form of Restricted Share Agreement (eighth anniversary vesting)†	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.54	Form of Share Option Agreement (20% per year vesting)†	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.55	Underwriting Agreement, dated September 15, 2005, by and among the Company, CRLP, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as representatives of the several underwriters named in the related Terms Agreement	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2005
10.56	Terms Agreement, dated September 15, 2005, by and among the Company, CRLP, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as representatives of the several underwriters named therein	Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2005
10.57	Amended and Restated Limited Liability Company Agreement of CRTP OP LLC, dated as of September 27, 2005, between DRA CRT Acquisition Corp and Colonial Office JV LLC	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005
10.58	Trustee Compensation Policy for 2006†	Incorporated by reference to Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2005

Exhibit
No.	Exhibit	Reference

10.60	Summary of 2006 Incentive Plan†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2006
10.61	Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
10.62	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement†	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
10.63	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Performance Share Agreement†	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
10.64	Form of Restricted Share Agreement†	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
10.65	Form of Share Option Agreement†	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
10.66	Summary of Incentive Program†	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Distributions	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

† Denotes a management contract or compensatory plan, contract or arrangement.

15(b)  Exhibits

The list of Exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c)  Financial Statements

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

Colonial Properties Trust

By:	/s/ C. Reynolds Thompson, III
     C. Reynolds Thompson, III
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2007.

Signature

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Chief Executive Officer (Principal Executive Officer)

/s/ Weston M. Andress Weston M. Andress	President and Chief Financial Officer (Principal Financial Officer)

/s/ John E. Tomlinson John E. Tomlinson	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Thomas H. Lowder Thomas H. Lowder	Chairman of the Board

/s/ Carl F. Bailey Carl F. Bailey	Trustee

/s/ M. Miller Gorrie M. Miller Gorrie	Trustee

/s/ William M. Johnson William M. Johnson	Trustee

/s/ Glade M. Knight Glade M. Knight	Trustee

/s/ James K. Lowder James K. Lowder	Trustee

/s/ Herbert A. Meisler Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen Claude B. Nielsen	Trustee

Signature

/s/ Harold W. Ripps Harold W. Ripps	Trustee

/s/ Donald T. Senterfitt Donald T. Senterfitt	Trustee

/s/ John W. Spiegel John W. Spiegel	Trustee

SCHEDULE III

COLONIAL PROPERTIES TRUST

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years

Multifamily:
Ashley Park	$—	$3,702,098	$15,332,923	$307,197	$3,702,098	$15,640,121	$19,342,219	$(1,937,088)	1988	2005	3-40 Years
Autumn Park I & II	—	4,407,166	35,387,619	249,268	4,407,166	35,636,887	40,044,054	(1,792,141)	2001/04	2005	3-40 Years
Beacon Hill	—	2,840,084	13,927,943	655,012	2,810,020	14,613,019	17,423,039	(837,492)	1985	2005	3-40 Years
Brookfield	—	1,541,108	6,022,656	551,092	1,541,108	6,573,748	8,114,856	(666,615)	1984	2005	3-40 Years
Cape Landing	—	1,942,826	14,989,387	464,441	1,942,826	15,453,828	17,396,653	(1,058,119)	1997/98	2005	3-40 Years
Clarion Crossing	—	2,727,410	12,339,859	214,106	2,727,410	12,553,965	15,281,374	(992,148)	1972	2005	3-40 Years
Colonial Grand at Arringdon	—	3,016,358	23,295,172	888,323	3,016,358	24,183,495	27,199,853	(2,448,412)	2003	2004	3-40 Years
Colonial Grand at Barrett Creek	—	3,320,000	27,237,381	256,386	3,320,000	27,493,767	30,813,767	(1,438,275)	1999	2005	3-40 Years
Colonial Grand at Bear Creek	—	4,360,000	32,029,388	640,387	4,360,000	32,669,775	37,029,775	(1,739,821)	1998	2005	3-40 Years
Colonial Grand at Bellevue	—	3,490,000	31,544,370	1,447,427	3,490,000	32,991,797	36,481,797	(1,365,972)	1996	2005	3-40 Years
Colonial Grand at Berkeley Lake	7,670,526	1,800,000	16,551,734	344,125	1,800,000	16,895,859	18,695,859	(1,634,376)	1998	2004	3-40 Years
Colonial Grand at Beverly Crest	—	2,400,000	20,718,143	743,372	2,400,000	21,461,516	23,861,516	(1,820,082)	1996	2004	3-40 Years
Colonial Grand at Crabtree Valley	—	2,100,000	15,272,196	706,653	2,100,000	15,978,849	18,078,849	(662,627)	1997	2005	3-40 Years
Colonial Grand at Cypress Cove	—	3,960,000	24,721,680	765,003	3,960,000	25,486,683	29,446,683	—	2001	2006	3-40 Years
Colonial Grand at Edgewater	20,368,821	1,540,000	12,671,606	14,932,674	2,602,325	26,541,954	29,144,280	(10,017,248)	1990	1994	3-40 Years
Colonial Grand at Enclave	—	2,283,407	14,374,986	1,478,277	2,427,705	15,708,965	18,136,670	(899,878)	1995	2005	3-40 Years
Colonial Grand at Hammocks	18,742,475	3,437,247	26,514,000	1,312,937	3,437,247	27,826,937	31,264,184	(1,768,389)	1997	2005	3-40 Years
Colonial Grand at Heather Glen	—	3,800,000	—	34,545,491	4,134,235	34,211,256	38,345,491	(8,881,533)	2000	1998	3-40 Years
Colonial Grand at Heathrow	-	2,560,661	17,612,990	1,363,858	2,560,661	18,976,847	21,537,509	(6,873,758)	1997	1994/97	3-40 Years
Colonial Grand at Hunter’s Creek	29,065,161	1,869,657	—	33,264,022	5,308,112	29,825,567	35,133,679	(11,507,097)	1996	1996	3-40 Years
Colonial Grand at Lakewood Ranch	—	2,320,442	—	24,787,019	2,148,814	24,958,647	27,107,461	(6,330,522)	1999	1997	3-40 Years
Colonial Grand at Legacy Park	—	2,212,005	23,076,117	309,977	2,212,005	23,386,094	25,598,099	(1,352,843)	2001	2005	3-40 Years
Colonial Grand at Liberty Park	—	2,296,019	—	25,691,141	2,296,019	25,691,141	27,987,160	(6,971,854)	2000	1998	3-40 Years
Colonial Grand at Madison	—	1,689,400	—	22,066,236	1,831,550	21,924,086	23,755,636	(6,186,763)	2000	1998	3-40 Years
Colonial Grand at Mallard Creek	—	2,911,443	1,277,575	16,454,598	3,320,438	17,323,178	20,643,616	(1,025,401)	2005	2003	3-40 Years
Colonial Grand at Mallard Lake	—	3,020,000	24,070,350	1,229,488	3,020,000	25,299,838	28,319,838	(1,051,974)	1998	2005	3-40 Years
Colonial Grand at McDaniel Farm	—	4,240,000	36,239,339	486,031	4,240,000	36,725,370	40,965,370	(832,344)	1997	2006	3-40 Years
Colonial Grand at McGinnis Ferry	—	5,000,114	34,600,386	545,615	5,000,114	35,146,001	40,146,115	(2,776,228)	1997	2004	3-40 Years
Colonial Grand at Mount Vernon	12,100,467	2,130,000	24,943,402	301,095	2,130,000	25,244,497	27,374,497	(2,444,336)	1997	2004	3-40 Years
Colonial Grand at Natchez Trace	—	1,312,000	16,568,050	1,440,519	1,224,499	18,096,070	19,320,569	(5,724,408)	1995/97	1997	3-40 Years
Colonial Grand at Patterson Place	—	2,016,000	19,060,725	561,308	2,016,000	19,622,033	21,638,033	(1,655,438)	1997	2004	3-40 Years

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years

Colonial Grand at Pleasant Hill	—	6,024,000	38,454,690	221,365	6,024,000	38,676,055	44,700,055	(501,968)	1996	2006	3-40 Years
Colonial Grand at Promenade	21,248,384	1,479,352	—	26,938,510	1,668,104	26,749,758	28,417,862	(7,608,845)	1992	1992	3-40 Years
Colonial Grand at Quarterdeck	9,772,351	9,123,452	12,297,699	723,548	9,123,452	13,021,247	22,144,699	(945,660)	1987	2005	3-40 Years
Colonial Grand at Reservoir	—	1,020,000	—	13,750,788	1,122,893	13,647,895	14,770,788	(3,655,216)	2000	1998	3-40 Years
Colonial Grand at River Oaks	10,321,199	2,160,000	17,424,336	1,319,463	2,160, 000	18,743,799	20,903,799	(1,840,787)	1992	2004	3-40 Years
Colonial Grand at River Plantation	10,946,357	2,320,000	19,669,298	874,597	2,320,000	20,543,895	22,863,895	(2,029,966)	1994	2004	3-40 Years
Colonial Grand at Scottsdale	—	3,780,000	25,444,988	209,750	3,780,000	25,654,738	29,434,738	(415,478)	1999	2006	3-40 Years
Colonial Grand at Seven Oaks	—	3,439,125	19,943,544	1,163,015	3,439,125	21,106,559	24,545,684	(2,290,597)	2004	2004	3-40 Years
Colonial Grand at Shelby Farms	—	2,960,000	21,897,855	37,788	1,947,000	22,948,643	24,895,643	(949,397)	1998	2005	3-40 Years
Colonial Grand at Shiloh	—	5,976,000	43,556,770	232,420	5,976,000	43,789,190	49,765,190	(568,049)	2002	2006	3-40 Years
Colonial Grand at Silverado	—	2,375,425	17,744,643	655,306	2,375,425	18,399,950	20,775,375	(1,418,305)	2005	2003	3-40 Years
Colonial Grand at Silverado Reserve	—	2,392,000		21,835,081	2,692,104	21,534,977	24,227,081	(659,555)	2005	2003	3-40 Years
Colonial Grand at Sugarloaf	—	2,500,000	21,811,418	1,021,022	2,500,000	22,832,441	25,332,441	(2,178,335)	2002	2004	3-40 Years
Colonial Grand at TownPark — Lake Mary	—	2,647,374	—	35,376,980	2,647,374	35,376,980	38,024,354	(8,471,314)	2005	2004	3-40 Years
Colonial Grand at TownPark Reserve	—	867,929	—	8,925,340	867,929	8,925,340	9,793,269	(796,244)	2004	2004	3-40 Years
Colonial Grand at Trinity Commons	17,644,381	5,333,807	35,815,269	525,242	5,333,807	36,340,511	41,674,318	(1,978,837)	2000/02	2005	3-40 Years
Colonial Grand at Twin Lakes	—	4,966,922	29,925,363	293,724	5,624,063	29,561,946	35,186,009	(2,492,861)	2005	2001	3-40 Years
Colonial Grand at University Center	—	1,872,000	12,166,656	105,788	1,872,000	12,272,444	14,144,444	(79,313)	2005	2006	3-40 Years
Colonial Grand at Valley Ranch	24,703,840	2,805,241	38,037,251	1,253,375	2,805,241	39,290,626	42,095,867	(2,173,030)	1997	2005	3-40 Years
Colonial Grand at Wilmington	12,946,842	3,344,408	30,554,367	807,238	3,344,408	31,361,605	34,706,013	(1,814,667)	1998/2002	2005	3-40 Years
Colonial Village at Bear Creek	3,418,600	1,028,887	4,357,339	334,200	1,028,887	4,691,539	5,720,426	(462,117)	1984	2005	3-40 Years
Colonial Village at Ashford Place	—	537,600	5,839,838	1,046,020	537,600	6,885,858	7,423,458	(2,077,145)	1983	1996	3-40 Years
Colonial Village at Bedford	8,494,951	2,403,988	8,732,353	608,957	2,403,988	9,341,311	11,745,299	(735,749)	1983	2005	3-40 Years
Colonial Village at Canyon Hills	12,666,642	2,345,191	11,274,917	588,606	2,345,191	11,863,523	14,208,714	(821,325)	1996	2005	3-40 Years
Colonial Village at Chancellor Park	—	4,080,000	23,213,840	391,001	4,080,000	23,604,841	27,684,841	(384,491)	1999	2006	3-40 Years
Colonial Village at Charleston Place	—	1,124,924	7,367,718	516,281	1,124,924	7,883,998	9,008,923	(750,681)	1986	2005	3-40 Years
Colonial Village at Chase Gayton	15,973,052	3,270,754	26,910,024	799,236	3,270,754	27,709,260	30,980,014	(2,538,943)	1984	2005	3-40 Years
Colonial Village at Deerfield	10,272,517	2,032,054	14,584,057	356,301	2,032,054	14,940,358	16,972,413	(1,020,156)	1985	2005	3-40 Years
Colonial Village at Greenbrier	12,741,427	2,620,216	25,498,161	492,769	2,620,216	25,990,930	28,611,146	(1,434,146)	1980	2005	3-40 Years
Colonial Village at Greentree	6,590,984	1,920,436	10,288,950	664,691	1,920,436	10,953,642	12,874,078	(699,206)	1984	2005	3-40 Years
Colonial Village at Greystone	—	3,155,483	28,875,949	749,296	3,155,483	29,625,245	32,780,727	(1,620,064)	1998/2000	2005	3-40 Years
Colonial Village at Hampton Glen	12,596,985	3,428,098	17,966,469	862,580	3,428,098	18,829,049	22,257,147	(1,543,092)	1986	2005	3-40 Years
Colonial Village at Hampton Pointe	—	8,875,840	15,359,217	511,287	8,875,840	15,870,504	24,746,344	(1,237,583)	1986	2005	3-40 Years
Colonial Village at Harbour Club	8,469,806	3,209,585	20,094,356	754,654	3,209,585	20,849,010	24,058,595	(1,512,371)	1988	2005	3-40 Years
Colonial Village at Highland Hills	14,764,981	1,981,613	17,112,176	528,169	1,981,613	17,640,345	19,621,958	(1,575,356)	1987	2005	3-40 Years
Colonial Village at Huntington	4,826,762	1,315,930	7,605,360	753,962	1,315,930	8,359,322	9,675,252	(502,934)	1986	2005	3-40 Years
Colonial Village at Huntleigh Woods	—	745,600	4,908,990	1,501,122	730,688	6,425,024	7,155,712	(2,354,723)	1978	1994	3-40 Years
Colonial Village at Inverness	9,900,000	2,349,487	16,279,416	12,482,241	2,936,991	28,174,154	31,111,144	(11,817,927)	1986/87/90/97	1986/87/90/97	3-40 Years
Colonial Village at Main Park	8,508,643	1,208,434	10,235,978	434,116	1,208,434	10,670,094	11,878,529	(792,858)	1984	2005	3-40 Years

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years

Colonial Village at Marsh Cove	8,017,466	2,023,460	11,095,073	852,378	2,023,460	11,947,451	13,970,912	(966,556)	1983	2005	3-40 Years
Colonial Village at Meadow Creek	9,639,395	1,548,280	11,293,190	855,746	1,548,280	12,148,936	13,697,216	(977,588)	1984	2005	3-40 Years
Colonial Village at Mill Creek	—	2,153,567	9,331,910	228,120	2,153,567	9,560,031	11,713,598	(1,225,865)	1984	2005	3-40 Years
Colonial Village at North Arlington	8,575,578	2,439,102	10,804,027	575,373	2,439,102	11,379,400	13,818,502	(917,810)	1985	2005	3-40 Years
Colonial Village at Oak Bend	—	5,100,000	26,260,164	329,671	5,100,000	26,589,835	31,689,835	(257,245)	1997	2006	3-40 Years
Colonial Village at Pear Ridge	10,568,454	3,329,377	11,311,073	306,481	3,329,377	11,617,553	14,946,930	(777,745)	1988	2005	3-40 Years
Colonial Village at Pinnacle Ridge	5,031,554	1,212,917	8,499,638	254,822	1,212,917	8,754,460	9,967,377	(755,842)	1951/85	2005	3-40 Years
Colonial Village at Poplar Place	—	2,209,209	13,932,821	749,630	2,209,209	14,682,452	16,891,661	(879,438)	1989/95	2005	3-40 Years
Colonial Village at Quarry Oaks	—	5,063,500	27,767,505	1,182,790	5,063,500	28,950,295	34,013,795	(2,459,394)	1996	2003	3-40 Years
Colonial Village at Regency Place	—	1,726,498	8,748,067	648,657	1,726,498	9,396,724	11,123,222	(617,690)	1986	2005	3-40 Years
Colonial Village at Shoal Creek	—	4,080,000	29,214,707	432,742	4,080,000	29,647,449	33,727,449	(676,066)	1996	2006	3-40 Years
Colonial Village at Sierra Vista	—	2,320,000	11,370,600	893,438	2,308,949	12,275,089	14,584,038	(1,154,242)	1999	2004	3-40 Years
Colonial Village at South Tryon	—	1,510,535	14,696,088	426,028	1,510,535	15,122,116	16,632,651	(801,854)	2002	2005	3-40 Years
Colonial Village at Spring Lake	—	1,409,195	9,917,923	306,503	1,409,195	10,224,426	11,633,621	(886,889)	1986	2005	3-40 Years
Colonial Village at Stone Point	—	1,417,658	9,291,464	375,050	1,417,658	9,666,514	11,084,172	(849,309)	1986	2005	3-40 Years
Colonial Village at Timber Crest	15,114,188	2,284,812	19,010,168	611,184	2,284,812	19,621,352	21,906,165	(1,116,985)	2000	2005	3-40 Years
Colonial Village at Timothy Woods	—	1,020,000	11,910,546	786,090	1,024,347	12,692,290	13,716,636	(4,033,033)	1996	1997	3-40 Years
Colonial Village at Tradewinds	11,156,747	5,220,717	22,479,977	632,387	5,220,717	23,112,363	28,333,080	(1,424,677)	1988	2005	3-40 Years
Colonial Village at Trussville	—	1,504,000	18,800,253	1,853,002	1,510,409	20,646,846	22,157,255	(7,215,922)	1996/97	1997	3-40 Years
Colonial Village at Waterford	17,027,857	3,321,325	26,345,195	657,402	3,321,325	27,002,598	30,323,922	(1,921,787)	1989	2005	3-40 Years
Colonial Village at Waters Edge	7,060,584	888,386	13,215,381	613,886	888,386	13,829,267	14,717,654	(1,398,612)	1985	2005	3-40 Years
Colonial Village at West End	—	2,436,588	14,800,444	430,797	2,436,588	15,231,241	17,667,829	(1,251,773)	1987	2005	3-40 Years
Colonial Village at Westchase	—	10,418,496	10,348,047	781,120	10,418,496	11,129,167	21,547,663	(1,288,051)	1985	2005	3-40 Years
Colonial Village at Willow Creek	—	4,780,000	34,143,179	610,269	4,780,000	34,753,448	39,533,448	(799,527)	1996	2006	3-40 Years
Colonial Village at Windsor Place	8,890,327	1,274,885	15,017,745	825,166	1,274,885	15,842,911	17,117,795	(1,257,654)	1985	2005	3-40 Years
Cottonwood Crossing	6,086,790	922,398	6,127,804	348,150	922,398	6,475,954	7,398,352	(647,721)	1985	2005	3-40 Years
Glen Eagles I & II	—	2,028,204	17,424,915	160,628	2,028,204	17,585,543	19,613,747	(1,256,564)	1990/2000	2005	3-40 Years
Grayson Square I & II	—	6,221,164	24,463,050	849,640	6,221,164	25,312,690	31,533,854	(1,739,178)	1985/86	2005	3-40 Years
Heatherwood	—	3,550,362	23,731,531	1,556,991	3,550,362	25,288,523	28,838,885	(1,852,220)	1980	2005	3-40 Years
Mayflower Seaside	—	5,194,499	21,835,296	299,114	5,194,499	22,134,410	27,328,909	(1,504,387)	1950	2005	3-40 Years
Paces Cove	11,222,231	1,509,933	11,127,122	288,295	1,509,933	11,415,416	12,925,349	(1,063,768)	1982	2005	3-40 Years
Paces Point	—	2,003,172	11,186,878	216,348	2,003,172	11,403,226	13,406,397	(870,305)	1985	2005	3-40 Years
Parkside at Woodlake	—	2,781,279	17,694,376	273,344	2,781,279	17,967,720	20,748,999	(1,139,719)	1996	2005	3-40 Years
Remington Hills	—	2,520,011	22,451,151	310,390	2,520,011	22,761,541	25,281,552	(1,640,534)	1984	2005	3-40 Years
Summer Tree	7,745,548	2,319,541	5,975,472	417,569	2,319,541	6,393,040	8,712,581	(730,494)	1980	2005	3-40 Years
Trolley Square East & West	—	4,743,279	14,416,319	343,737	4,743,279	14,760,056	19,503,335	(1,335,940)	1964/65	2005	3-40 Years
Trophy Chase I & II	—	7,146,496	24,811,026	822,464	7,146,496	25,633,490	32,779,986	(1,879,421)	1970	2005	3-40 Years

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years

Office:
250 Commerce Street	—	25,000	200,200	2,797,237	25,000	2,997,437	3,022,437	(2,697,948)	1904/81	1980	3-40 Years
901 Maitland Center	—	2,335,035	14,398,193	2,311,748	2,335,035	16,709,941	19,044,976	(2,543,205)	1985	2002	3-40 Years
AmSouth Center	—	764,961	—	21,328,804	764,961	21,328,803	22,093,765	(11,703,997)	1990	1990	3-40 Years
Colonial Center at Bayside	—	1,507,665	15,902,388	4,280,191	1,507,665	20,182,579	21,690,244	(1,382,439)	1997	2005	3-40 Years
Colonial Center at Blue Lake	—	1,794,672	14,615,335	5,221,188	1,779,230	19,851,965	21,631,195	(4,741,275)	1982/95	1999	3-40 Years
Colonial Center at Research Office Center	—	1,745,672	12,909,263	5,330,029	2,296,021	17,688,943	19,984,964	(2,272,275)	1984/00	2004	3-40 Years
Colonial Center at Research Place	—	2,763,900	12,790,254	2,427,949	1,202,170	16,779,933	17,982,103	(1,954,893)	1979/84/88	2003	3-40 Years
Colonial Center at Town Park	—	1,391,500	—	83,418,729	4,923,396	79,886,833	84,810,229	(16,759,408)	2001	2000	3-40 Years
Colonial Center Colonnade	—	6,299,310	40,485,721	7,514,867	6,299,310	48,000,588	54,299,898	(6,447,442)	1989/99	2002	3-40 Years
Colonial Center Heathrow	—	13,548,715	97,256,123	(5,349,832)	12,270,474	93,184,532	105,455,006	(11,032,142)	1988/96-00	2002	3-40 Years
Colonial Center Heathrow 1001	—	2,384,904	16,859,972	744,092	2,384,904	17,604,064	19,988,968	(1,130,342)	2001	2005	3-40 Years
Colonial Center Lakeside	—	423,451	8,313,291	2,789,372	425,255	11,100,858	11,526,114	(3,607,917)	1989/90	1997	3-40 Years
Colonial Center Research Park	—	1,373,238	—	13,342,154	1,003,865	13,711,528	14,715,393	(4,490,033)	1999	1998	3-40 Years
Colonial Place I & II	—	4,851,165	43,534,087	4,410,459	4,851,165	47,944,546	52,795,711	(3,760,099)	1984/86	2005	3-40 Years
Colonial Plaza	—	1,001,375	12,381,023	6,542,419	1,005,642	18,919,175	19,924,817	(5,024,444)	1982	1997	3-40 Years
Concourse Center	—	4,875,000	25,702,552	13,103,553	4,875,000	38,806,105	43,681,105	(8,348,369)	1981/85	1998	3-40 Years
DRS Building	—	610,000	12,089,992	186,433	610,000	12,276,425	12,886,425	(1,169,601)	1972/86/90/03	2004	3-40 Years
Esplanade	—	4,211,670	16,231,315	4,369,254	1,512,667	23,299,572	24,812,239	(1,424,300)	1981	2005	3-40 Years
Independence Plaza	—	1,505,000	6,018,476	4,244,451	1,505,000	10,262,927	11,767,927	(2,923,371)	1981/92	1998	3-40 Years
International Park	—	1,279,355	5,668,186	18,171,881	2,740,276	22,379,145	25,119,422	(6,769,752)	1987/89	1997	3-40 Years
Perimeter Corporate Park	—	1,422,169	18,377,648	6,584,849	1,422,169	24,962,497	26,384,666	(7,782,381)	1986/89	1998	3-40 Years
Progress Center	—	521,037	14,710,851	5,940,777	523,258	20,649,408	21,172,665	(7,214,711)	1983-91	1997	3-40 Years
Research Park Plaza III & IV	—	3,060,363	73,120,000	411,696	3,060,363	73,531,696	76,592,059	(3,609,165)	2001	2005	3-40 Years
Riverchase Center	—	1,916,727	22,091,651	7,495,410	1,924,895	29,578,893	31,503,788	(9,515,571)	1984-88	1997	3-40 Years
The Peachtree	—	8,410,000	33,640,000	7,076,548	10,868,412	38,258,136	49,126,548	(1,835,422)	1989	2005/06	3-40 Years
Town Park-Office over Retail	—	443,535	—	6,652,435	442,772	6,653,198	7,095,970	(1,310,557)	2004	2004	3-40 Years
Retail:
Britt David Shopping Center	—	1,755,000	4,951,852	1,188,894	1,755,000	6,140,746	7,895,746	(1,872,558)	1990	1994	3-40 Years
Colonial Brookwood Village	—	8,136,700	24,435,002	68,707,353	8,171,373	93,107,682	101,279,055	(26,618,834)	1973/91/00	1997	3-40 Years
Colonial Mall Decatur	—	3,262,800	23,636,229	5,992,454	3,262,800	29,628,683	32,891,483	(10,449,639)	1979/89	1993	3-40 Years
Colonial Mall Lakeshore	—	4,646,300	30,973,239	8,886,795	4,666,100	39,840,235	44,506,334	(10,165,965)	1984-87	1997	3-40 Years
Colonial Mall Staunton	—	2,895,000	15,083,542	8,158,982	2,907,337	23,230,187	26,137,524	(6,430,232)	1969/86/97	1997	3-40 Years
Colonial Mayberry Mall	—	862,500	3,778,590	1,252,259	866,175	5,027,173	5,893,349	(1,509,781)	1968/86	1997	3-40 Years
Colonial Pinnacle Kingwood Commons	—	6,100,000	23,223,232	629,378	6,100,000	23,852,610	29,952,610	(2,164,106)	2003/04	2004	3-40 Years
Colonial Promenade Alabaster	—	7,540,689	—	24,066,889	4,706,526	26,901,052	31,607,578	(1,667,982)	2005	2004	3-40 Years
Colonial Promenade Beechwood	—	2,565,550	19,647,875	19,701,923	2,576,483	39,338,865	41,915,348	(9,727,032)	1963/92/05	1997	3-40 Years
Colonial Promenade Burnt Store	—	2,707,798	5,557,430	1,403,408	2,386,148	7,282,488	9,668,636	(2,085,534)	1990	1994	3-40 Years

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years

Colonial Promenade Hunter’s Creek	—	4,181,760	13,023,401	1,744,742	4,181,760	14,768,143	18,949,903	(3,908,485)	1993/95	1996	3-40 Years
Colonial Promenade Lakewood	—	2,984,522	11,482,512	3,997,968	3,018,135	15,446,868	18,465,002	(4,210,314)	1995	1997	3-40 Years
Colonial Promenade Montgomery	—	3,788,913	11,346,754	3,473,764	4,332,432	14,277,000	18,609,431	(5,536,840)	1990	1993	3-40 Years
Colonial Promenade Montgomery North	—	2,400,000	5,664,858	637,151	2,401,182	6,300,827	8,702,009	(1,466,230)	1997	1995	3-40 Years
Colonial Promenade Northdale	—	3,059,760	8,054,090	7,092,945	2,835,571	15,371,224	18,206,795	(3,654,938)	1988/00	1995	3-40 Years
Colonial Promenade Portofino	—	11,148,386	44,295,771	860,926	11,148,386	45,156,697	56,305,083	(3,130,552)	2000	2005	3-40 Years
Colonial Promenade TownPark	—	3,916,001	—	26,601,598	4,031,004	26,486,595	30,517,598	(3,695,996)	2005	2005	3-40 Years
Colonial Promenade Trussville	—	4,201,186	—	28,293,454	3,868,278	28,626,362	32,4 94,640	(4,893,929)	2000	1998	3-40 Years
Colonial Promenade Trussville II	—	1,476,871	—	5,413,627	802,784	6,087,713	6,890,497	(455,048)	2004	2003	3-40 Years
Colonial Promenade Wekiva	—	2,817,788	15,302,375	1,081,296	2,817,788	16,383,671	19,201,459	(4,432,720)	1990	1996	3-40 Years
Colonial Promenade Winter Haven	—	1,768,586	3,928,903	5,400,180	4,045,045	7,052,624	11,097,669	(2,254,358)	1986	1995	3-40 Years
Colonial Shoppes Bear Lake	—	2,134,440	6,551,683	2,684,589	2,134,440	9,236,272	11,370,712	(2,648,918)	1990	1995	3-40 Years
Colonial Shoppes Bellwood	—	330,000	—	5,504,553	330,000	5,504,553	5,834,553	(2,573,233)	1988	1988	3-40 Years
Colonial Shoppes Clay	—	272,594	—	7,644,431	277,975	7,639,050	7,917,025	(3,419,092)	1982/2004	1982	3-40 Years
Colonial Shoppes McGehee	—	197,152	—	6,838,296	478,640	6,556,807	7,035,448	(2,952,660)	1986	1986	3-40 Years
Colonial Shoppes Quaker Village	—	931,000	7,901,874	2,073,636	934,967	9,971,543	10,906,510	(2,583,823)	1968/88/97	1997	3-40 Years
Colonial Shoppes Yadkinville	—	1,080,000	1,224,136	3,743,748	1,084,602	4,963,282	6,047,884	(1,245,736)	1971/97	1997	3-40 Years
Colonial Shops Colonnade	—	2,468,092	4,034,205	6,031,634	4,827,330	7,706,601	12,533,931	(1,014,487)	1989/2005	2002	3-40 Years
Olde Town Shopping Center	—	343,325	—	2,935,494	343,325	2,935,494	3,278,819	(1,547,216)	1978/90	1978/90	3-40 Years
Rivermont Shopping Center	—	515,250	2,332,486	374,411	517,446	2,704,701	3,222,147	(709,175)	1986/97	1997	3-40 Years
Village on Parkway	47,000,000	16,940,000	30,852,577	3,330,461	16,940,000	34,183,038	51,123,038	(2,759,434)	1980	2004	3-40 Years
Active Development Projects:
Central Park	—	1,437,374	—	17,761,438	1,437,374	17,761,438	19,198,812	—	N/A	2005	N/A
Colonial Brookood Center	—	—	—	18,236,981	—	18,236,981	18,236,981	—	N/A	1997	N/A
Colonial Grand at Ridell Ranch	—	3,656,250	—	66,602	3,656,250	66,602	3,722,852	—	N/A	2006	N/A
Colonial Grand at Sweetwater	—	5,238,000	—	137,750	5,238,000	137,750	5,375,750	—	N/A	2006	N/A
Colonial Grand at Traditions	—	2,500,000	—	4,129,231	2,500,000	4,129,231	6,629,231	—	N/A	2006	N/A
Colonial Grand at Ayrsley	—	4,261,351	—	2,941,114	4,261,351	2,941,114	7,202,465	—	N/A	2006	N/A
Colonial Grand at Double Creek	—	2,403,869	—	2,507,790	2,403,869	2,507,790	4,911,659	—	N/A	2005	N/A
Colonial Grand at Huntersville	—	3,593,366	—	2,175,520	3,593,366	2,175,520	5,768,886	—	N/A	2006	N/A
Colonial Grand at Randal Park	—	7,200,000	—	302,759	7,200,000	302,759	7,502,759	—	N/A	2006	N/A
Colonial Grand at Round Rock	—	2,400,000	—	31,895,242	2,400,000	31,895,242	34,295,242	(682,760)	N/A	2006	N/A
Colonial Grand at Shelby Farms II		10,113,000	—	(8,761,212)	10,113,000	(8,761,212)	1,351,788	—	N/A	2006	N/A
Colonial Pinnacle Craft Farms	—	2,915,467	—	26,110,818	2,915,467	26,110,818	29,026,285	(391,519)	N/A	2004	N/A
Colonial Pinnacle Tannehill	—	19,161,243	—	—	19,161,243	—	19,161,243	—	N/A	2006	N/A
Colonial Pinnacle Tutwiler Farm II	—	1,984,971	—	5,968,497	1,984,971	5,968,497	7,953,467	—	N/A	2005	N/A
Colonial Promenade Alabaster II	—	5,361,932	—	4,196,047	5,361,932	4,196,047	9,557,979	—	N/A	2006	N/A
Colonial Promenade Fultondale	—	2,402,438	—	4,213,866	2,402,438	4,213,866	6,616,304	—	N/A	2005	N/A
Colonial Traditions at Gulf Shores	—	17,304,780	—	3,173,080	17,304,780	3,173,080	20,477,860	—	N/A	2005	N/A

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years

Cypress Village	—	26,878,809	—	15,794,499	26,878,809	15,794,499	42,673,308	—	N/A	2006	N/A
Grander	—	4,000,000	—	6,413,579	4,000,000	6,413,579	10,413,579	—	N/A	2006	N/A
Metropolitian	—	12,471,097	—	4,097,615	12,471,097	4,097,615	16,568,712	—	N/A	2006	N/A
Northrop Grumman	—	3,578,796	—	9,171,084	3,578,796	9,171,084	12,749,880	—	N/A	2005	N/A
Southgate at Fairview	—	1,993,941	—	1,714,189	1,993,941	1,714,189	3,708,130	—	N/A	2005	N/A
Spanish Oaks	—	4,950,000	—	2,916,135	4,950,000	2,916,135	7,866,135	—	N/A	2006	N/A
The Renwick	—	4,074,823	—	6,750,998	4,074,823	6,750,998	10,825,821	—	N/A	2005	N/A
Other Miscellaneous Projects	—		—	6,959,325		6,959,325	6,959,325	—	N/A	2002	N/A
Condominium Conversion Properties:
Capri at Hunter’s Creek	—	8,781,859	—	10,914,351	8,781,859	10,914,351	19,696,210	—	1999	1998	3-40 Years
Colonial Grand at Metrowest	—	3,421,000	22,592,957	(13,639,893)	3,421,000	8,953,064	12,374,064	—	1997	2003	3-40 Years
Murano at Delray Beach	—	—	56,238,824	(28,680,543)	—	27,558,281	27,558,281	—	2002	2005	N/A
Portofino at Jensen Beach	—	—	63,094,381	(40,019,233)	—	23,075,148	23,075,148	—	2002	2005	N/A
Unimproved Land:
Breland Land	—	9,842,761	—	—	9,842,761	—	9,842,761	—	N/A	2005	N/A
Canal Place Land and Infrastructure	—	10,951,968	—	2,948,992	10,951,968	2,948,992	13,900,960	—	N/A	2005	N/A
Randal Park	—	33,686,904	—	3,964,057	33,686,904	3,964,057	37,650,961	—	N/A	2006	N/A
Corporate Assets	—	—	—	7,215,845	—	7,215,845	7,215,845	(7,943,849)	N/A	N/A	3-7 Years
Heathrow Land and Infrastructure	—	12,250,568	—	452,986	12,250,568	452,986	12,703,554	—	N/A	2002	N/A
Lakewood Ranch	—	479,900	—	780,032	479,900	780,032	1,259,932	—	N/A	1999	N/A
TownPark Land and Infrastructure	—	8,902,943	—	7,036,843	8,902,943	7,036,843	15,939,787	—	N/A	1999	N/A
Other Miscellaneous Projects	—	1,143,896	—	14,603,144	1,143,896	14,603,144	15,747,040	—	N/A	2002	N/A

	$497,892,870	$730,136,135	$2,778,984,659	$983,297,767	$739,600,139	$3,752,818,422	$4,492,418,562	$(495,268,311)

NOTES TO SCHEDULE III

COLONIAL PROPERTIES TRUST
December 31, 2006

(1) The aggregate cost for Federal Income Tax purposes was approximately $3.4 billion at December 31, 2006.

(2) See description of mortgage notes payable in Note 9 of Notes to Consolidated Financial Statements.

(3) The following is a reconciliation of real estate to balances reported at the beginning of the year:

(4) Amounts include real estate assets classified as held for sale at December 31, 2006.

Reconciliation of Real Estate

	2006	2005	2004

Real estate investments:
Balance at beginning of year	$4,554,093,225	$3,091,323,963	$2,510,449,263
Acquisitions of new property	349,888,353	2,150,264,089	478,208,477
Improvements and development	470,553,525	254,999,732	143,497,725
Dispositions of property	(882,116,541)	(942,494,559)	(40,831,502)

Balance at end of year	$4,492,418,562	$4,554,093,225	$3,091,323,963

Reconciliation of Accumulated Depreciation

	2006	2005	2004

Accumulated depreciation:
Balance at beginning of year	$463,109,242	$505,988,402	$425,487,601
Depreciation	148,887,070	135,929,433	104,935,782
Depreciation of disposition of property	(116,728,000)	(178,808,593)	(24,434,981)

Balance at end of year	$495,268,312	$463,109,242	$505,988,402