Form 10-Q
period 2007-06-30
COLONIAL PROPERTIES TRUST
filed 2007-08-08
CIK 909111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
(205) 250-8700
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
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
YES ☐  NO ☑
As of August 6, 2007, Colonial Properties Trust had 46,951,743 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
INDEX TO FORM 10-Q

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited):

	Consolidated Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Six Months ended June 30, 2007 and 2006	4

	Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006	5

	Notes to Consolidated Condensed Financial Statements	6

	Report of Independent Registered Public Accounting Firm *	23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II: OTHER INFORMATION

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 6.	Exhibits	39

SIGNATURES		40

EXHIBIT INDEX		41
EX-3.1 DECLARATION OF TRUST OF THE COMPANY, AS AMENDED
EX-10.1 THIRD AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP
EX-10.2 FIRST AMENDMENT TO CREDIT AGREEMENT
EX-12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX-15.1 LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

*	Review by Independent Registered Public Accounting Firm
Review of the interim consolidated condensed financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 and 2006 has been performed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated condensed financial information is included on page 22. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
ASSETS
Land, buildings & equipment	$2,624,623	$3,601,883
Undeveloped land and construction in progress	515,653	434,196
Less: Accumulated depreciation	(280,535)	(420,374)
Real estate assets held for sale, net	189,349	381,445

Net real estate assets	3,049,090	3,997,150

Cash and cash equivalents	186,246	87,647
Restricted cash	10,518	15,907
Accounts receivable, net	29,961	26,138
Notes receivable	36,356	61,269
Prepaid expenses	14,374	19,519
Deferred debt and lease costs	16,878	42,258
Investment in partially owned entities	123,308	92,892
Other assets	36,381	88,997

Total assets	$3,503,112	$4,431,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$1,777,464	$2,165,884
Unsecured credit facility	27,000	185,000
Mortgages payable related to real estate assets held for sale	47,000	47,022

Total debt	1,851,464	2,397,906

Accounts payable	48,330	75,187
Accrued interest	28,551	32,469
Accrued expenses	28,689	16,558
Other liabilities	29,358	26,546

Total liabilities	1,986,392	2,548,666

Minority interest:
Preferred units	100,000	100,000
Common units	231,243	289,137
Limited partners’ interest in consolidated partnership	3,356	7,406

Total minority interest	334,599	396,543

Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 5,000,000 depositary shares issued and outstanding	5	5
7 5/8% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 0 and 4,190,414 depositary shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	1
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 52,542,450 and 51,768,059 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	525	518
Additional paid-in capital	1,569,503	1,644,699
Cumulative earnings	1,307,026	957,919
Cumulative distributions	(1,537,449)	(957,705)
Treasury shares, at cost; 5,623,150 shares at June 30, 2007 and December 31, 2006	(150,163)	(150,163)
Accumulated other comprehensive loss	(7,326)	(8,706)

Total shareholders’ equity	1,182,121	1,486,568

Total liabilities and shareholders’ equity	$3,503,112	$4,431,777

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Minimum rent	$96,291	$93,464	$196,327	$186,726
Tenant recoveries	4,430	5,600	9,664	11,652
Other property related revenue	10,112	7,943	18,517	14,597
Construction revenues	8,068	7,785	20,853	19,925
Other non-property related revenue	5,312	4,592	8,549	8,700

Total revenue	124,213	119,384	253,910	241,600

Operating Expenses:
Property operating expenses	27,483	25,473	54,742	49,919
Taxes, licenses, and insurance	12,974	12,173	26,651	24,664
Construction expenses	7,495	7,657	19,866	19,026
Property management expenses	3,958	2,831	7,448	6,542
General and administrative expenses	7,814	4,483	13,929	9,746
Management fee and other expense	4,218	3,453	7,161	5,993
Restructuring charges	1,528	—	1,528	—
Depreciation	31,806	31,789	65,920	64,985
Amortization	3,182	3,329	8,906	9,038

Total operating expenses	100,458	91,188	206,151	189,913

Income from operations	23,755	28,196	47,759	51,687

Other income (expense):
Interest expense and debt cost amortization	(28,445)	(30,326)	(57,109)	(61,507)
Losses on retirement of debt	(12,490)	—	(12,556)	(628)
Interest income	2,093	2,405	4,225	3,936
Income (loss) from partially-owned unconsolidated entities	(2,090)	(1,433)	4,723	(2,005)
Gain on hedging activities	352	87	345	2,551
Gains from sales of property, net of income taxes of $357 (Q2) and $1,104 (YTD) in 2007 and $807 (Q2) and $1,320 (YTD) in 2006	289,563	30,760	290,888	38,092
Other	(291)	(350)	(519)	(1,146)

Total other income (expense)	248,692	1,143	229,997	(20,707)

Income before minority interest and discontinued operations	272,447	29,339	277,756	30,980

Minority interest of limited partners	81	229	225	76
Minority interest in CRLP — common unitholders	4,132	(3,818)	4,305	(2,598)
Minority interest in CRLP — preferred unitholders	(1,813)	(1,813)	(3,625)	(3,625)

Income from continuing operations	274,847	23,937	278,661	24,833

Income from discontinued operations	2,683	8,234	7,909	13,388
Gain on disposal of discontinued operations, net of taxes of $156 (Q2) and $1,684 (YTD) in 2007 and $3,321 (Q2) and $4,590 (YTD) in 2006	39,336	8,537	74,137	17,737
Minority interest in CRLP from discontinued operations	(7,701)	(2,856)	(15,141)	(5,462)
Minority interest of limited partners	(31)	(1,728)	(73)	(2,674)

Income from discontinued operations	34,287	12,187	66,832	22,989

Net income	309,134	36,124	345,493	47,822

Dividends to preferred shareholders	(3,870)	(5,705)	(8,361)	(11,804)
Preferred share issuance costs write-off	(330)	(1,924)	(330)	(2,083)

Net income available to common shareholders	$304,934	$28,495	$336,802	$33,935

Net income per common share — Basic:
Income from continuing operations	$5.86	$0.36	$5.86	$0.24
Income from discontinued operations	0.74	0.27	1.45	0.51

Net income per common share — Basic	$6.60	$0.63	$7.31	$0.75

Net income per common share — Diluted:
Income from continuing operations	$5.78	$0.35	$5.78	$0.24
Income from discontinued operations	0.73	0.27	1.43	0.50

Net income per common share — Diluted	$6.51	$0.62	$7.21	$0.74

Weighted average common shares outstanding:
Basic	46,222	45,424	46,094	45,203
Diluted	46,875	45,897	46,734	45,688

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$309,134	$36,124	$345,493	$47,822
Other comprehensive income
Unrealized income (loss) on cash flow hedging activities	47	4,895	(138)	11,238
Change in additional minimum pension liability	1,600	—	1,600	—

Comprehensive income	$310,781	$41,019	$346,955	$59,060

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$345,493	$47,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,807	85,774
Loss (income) from unconsolidated entities	(4,225)	2,304
Distribution to preferred unitholders of CRLP	3,626	3,625
Minority interest	10,836	8,059
Gains from sales of property	(367,813)	(56,245)
Impairment	2,500	—
Loss on retirement of debt	12,556	—
Prepayment penalties	(29,207)	—
Distributions of income from unconsolidated entities	5,253	4,792
Decrease (increase) in:
Restricted cash	5,389	(8,553)
Accounts receivable	(4,703)	2,296
Prepaid expenses	5,414	(1,472)
Other assets	(5,489)	3,212
Increase (decrease) in:
Accounts payable	(2,099)	(19,164)
Accrued interest	(3,919)	117
Accrued expenses and other	13,677	17,850

Net cash provided by operating activities	62,096	90,417

Cash flows from investing activities:
Acquisition of properties	(125,400)	(149,534)
Development expenditures	(172,056)	(180,163)
Tenant improvements	(10,860)	(14,146)
Capital expenditures	(13,352)	(12,450)
Proceeds from sales of property, net of selling costs	813,254	439,927
Issuance of notes receivable	(15,153)	(16,953)
Repayments of notes receivable	40,066	3,503
Distributions from unconsolidated entities	15,474	1,835
Capital contributions to unconsolidated entities	(9,587)	(9,564)

Net cash provided by investing activities	522,386	62,455

Cash flows from financing activities:
Proceeds from additional borrowings	818,813	—
Proceeds from dividend reinvestment plan and exercise of stock options	11,804	16,733
Principal reductions of debt	(432,984)	(96,076)
Net change in revolving credit balances and overdrafts	(182,802)	96,094
Dividends paid to common and preferred shareholders	(73,228)	(77,119)
Special distributions	(506,515)	—
Distributions to minority partners in CRLP	(16,534)	(14,590)
Redemption of Preferred Series C Shares	—	(50,082)
Redemption of Preferred Series E Shares	(104,768)	(28,444)
Other financing activies, net	331	(610)

Net cash used in financing activities	(485,883)	(154,094)

Increase (decrease) in cash and cash equivalents	98,599	(1,222)
Cash and cash equivalents, beginning of period	87,647	30,615

Cash and cash equivalents, end of period	$186,246	$29,393

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$76,154	$64,767
Cash paid during the period for income taxes	$4,463	$10,533

Supplemental disclosure of non-cash transactions:
Cash flow hedging activities	$(138)	$11,238
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2007
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
Note 1 — Organization and Business
     As used herein, “the Company” or “Colonial Properties” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company’s activities include ownership or partial ownership and operation of a portfolio of 210 properties as of June 30, 2007, consisting of multifamily, office and retail properties located in Alabama, Arizona, California, Florida, Georgia, Maryland, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2007, including properties in lease-up, the Company owns interests in 121 multifamily apartment communities (including 100 wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities), 48 office properties (including 1 wholly-owned consolidated property and 47 properties partially-owned through unconsolidated joint venture entities) and 41 retail properties (including 18 consolidated properties and 23 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Strategic Initiative
     As previously disclosed, the Company has undertaken a new strategy to change its asset mix under which it expects to generate approximately 75% to 80% of its net operating income from multifamily apartment communities. Accordingly, on April 25, 2007, the Company entered into two agreements to sell its interests in two joint ventures among the Company, CRLP, and other limited partners of CRLP — one joint venture owning 24 office properties and two retail properties that were previously wholly-owned by CRLP and the other joint venture owning 11 retail properties that were previously wholly-owned by CRLP.
     On June 15, 2007, the Company completed its office joint venture transaction with DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”). The Company sold to DRA its 69.8% interest in the newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $369.0 million. The Company, through CRLP, retained a 15% minority interest in the DRA/CLP JV (see Note 8), as well as management and leasing responsibilities for the 26 properties. In addition to the approximate 69.8% interest purchased from the Company, DRA purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As of June 30, 2007, DRA owns approximately 72.4%, a subsidiary of CRLP owns 15% and certain limited partners of CRLP that did not elect to sell their interests in the DRA/CLP JV own the remaining approximate 12.6% of the DRA/CLP JV interests. The purchase price paid by DRA for each limited liability company interest it acquired in the DRA/CLP JV was based on a portfolio value of approximately $1.13 billion, of which approximately $588.2 million was funded with mortgage indebtedness. Colonial Properties Trust recorded a net gain of approximately $213.4 million on the sale of its 69.8% interest to DRA. The Company also deferred gain of approximately $7.2 million as a result of certain obligations it assumed in the transaction. In connection with the office joint venture transaction, 85% of the DRA/CLP JV membership units were distributed to the Company and all limited partners of CRLP on a pro rata basis. The Company recorded this distribution at book value.

     On June 20, 2007, the Company completed its retail joint venture transaction with OZRE Retail, LLC (“OZRE”). The Company sold to OZRE its 69.8% interest in the newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. The Company, through CRLP, retained a 15% minority interest in the OZRE JV (see Note 8), as well as management and leasing responsibilities for the 11 properties. In addition to the approximate 69.8% interest purchased from the Company, OZRE purchased an aggregate of 2.7% of the interests in the OZRE JV from limited partners of CRLP. As of June 30, 2007, OZRE owns approximately 72.5%, a subsidiary of CRLP owns 15% and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV to OZRE own the remaining approximate 12.5% of the OZRE JV interests. The purchase price paid by OZRE for each limited liability company interest it acquired in the OZRE JV was based on a portfolio value of approximately $360.0 million, of which approximately $187.2 million was funded with mortgage indebtedness. Colonial Properties Trust recorded a net gain of approximately $64.7 million on the sale of its 69.8% interest to OZRE. The Company also deferred gain of approximately $8.5 million as a result of certain obligations it assumed in the transaction. In connection with the retail joint venture transaction, 85% of the OZRE JV membership units were distributed to the Company and all limited partners of CRLP on a pro rata basis. The Company recorded this distribution at book value.
     Additionally, in July 2007, the Company completed its strategic initiative to become a multifamily focused REIT with the outright sale of an additional 13 retail assets. As a result of the sale of one of these assets for less than its carrying value, the Company recorded an impairment charge of approximately $2.5 million during the three months ended June 30, 2007. See Note 11 for additional discussion of the outright sale transactions.
     As a result of the above transactions, the Company paid a special dividend of $10.75 per share on June 27, 2007. The remaining proceeds from these transactions were used to pay down the Company’s outstanding indebtedness (see Note 9). The Company incurred approximately $29.2 million in prepayment penalties, which was partially offset by the write-off of approximately $16.7 million in debt intangibles. These amounts are included in Losses on retirement of debt in the Consolidated Condensed Statements of Income.
     The Company incurred transaction costs of approximately $11.8 million (which includes amounts allocated to minority partners of approximately $2.0 million) in connection with the office and retail joint venture transactions, including employee incentives of approximately $0.5 million. These transaction costs were recorded as a part of the net gain recorded for the two transactions. During the three months ended June 30, 2007, the Company also incurred approximately $1.5 million of non-divisional termination benefits and severance costs associated with its strategic initiative, which are classified as Restructuring charges in the Consolidated Condensed Statements of Income, pursuant to Financial Accounting Standards Board (“FASB”) No. 146. As of June 30, 2007, $1.0 million of these costs were unpaid and included in Accrued Expenses in the accompanying Consolidated Condensed Balance Sheet.
Note 3 — Summary of Significant Accounting Policies
     Basis of Presentation
     The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned an approximate 82.1% interest in the partnership at June 30, 2007. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. CRLP, an SEC registrant, files separate financial statements under the Securities and Exchange Act of 1934. The Company allocates income to the minority interest in CRLP based on the weighted average minority ownership percentage for the periods presented in the Consolidated Statements of Income and Comprehensive Income. At the end of each period, the Company adjusts the Balance Sheet for CRLP’s minority interest balance based on the minority ownership percentage at the end of the period.
     The Company also consolidates other entities in which it has a controlling interest or entities where it is determined to be the primary beneficiary under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Additionally, Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” provides guidance in determining whether a general partner controls and, therefore, should consolidate a limited partnership. The application of FIN 46R and EITF No. 04-5 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Company has less than a controlling financial interest or entities where it is not the primary beneficiary under FIN 46R, the entities are accounted for on the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. A description of the Company’s investments accounted for on the equity method of accounting is included in Note 8. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The Company recognizes minority interest in its Consolidated Balance Sheets for partially-owned entities that the Company consolidates. The minority partners’ share of current operations is reflected in minority interest of limited partners in the Consolidated Statements of Income.
     Federal Income Tax Status
     The Company, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income even if it does qualify as a REIT. For example, the Company will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains) and the Company has certain gains that will be subject to corporate tax because it acquired the assets in tax-free acquisitions of non-REIT corporations.
     The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to the Company and engages in for-sale development and conversion activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes was $0.7 million and $4.5 million for the three months ended June 30, 2007 and 2006, respectively. CPSI’s effective income tax rate was 39.5% and 38.6% for the three months ended June 30, 2007 and 2006, respectively. CPSI’s consolidated provision for income taxes was $3.2 million and $7.1 million for the six months ended June 30, 2007 and 2006, respectively. CPSI’s effective income tax rate was 38.6% and 38.7% for the six months ended June 30, 2007 and 2006, respectively.
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 was effective for the Company on January 1, 2007. The adoption did not have a material impact on the Company’s consolidated financial statements. The Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are no material amounts of unrecognized tax benefits.
     Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.
     The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When the Company has received an assessment for interest and or penalties, it has been classified in the financial statements as income tax expense.
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

     Unaudited Interim Statements
     The consolidated condensed financial statements as of and for the three and six months ended June 30, 2007 and 2006 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal, recurring nature, except for the items discussed in Note 2 above.
     Revenue Recognition
     Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects are recognized in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales.
     For newly developed for-sale residential projects, the Company accounts for each project under either the Completed Contract Method or the Percentage of Completion Method based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the percentage-of-completion method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of June 30, 2007, no condominium projects are accounted for under the percentage-of-completion method.
     Estimated future warranty costs on condominium conversion and for-sale residential sales are charged to cost of sales in the period when the revenues from such sales are recognized. Such estimated warranty costs are approximately 0.5% of total revenue. As necessary, additional warranty costs are charged to costs of sales based on management’s estimate of the costs to remediate existing claims.
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
     Impairment
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related for-sale residential projects under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded to the extent that the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of revenues, costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related cash flow streams, as well as consideration of other relevant market information.
     Notes Receivable
     Notes receivable consist primarily of promissory notes issued by third parties. The Company records notes receivable at cost. The Company evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. The Company had recorded accrued interest related to its outstanding notes receivable of $1.7 million and $5.2 million as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, the Company had recorded a reserve of $0.2 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 8.3% and 11.8% per annum as of June 30, 2007 and December 31, 2006, respectively. Interest income is recognized on an accrual basis.
     Contingencies
     The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.
     In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $16.3 million and $5.0 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2007, no liability was recorded for these guarantees.
     In connection with the office and retail joint venture transactions, as discussed above, the Company assumed certain contingent obligations for a total of $15.7 million.
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
     In November 2006, the FASB ratified EITF Issue No. 06-8 (“EITF No. 06-8”), Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums. EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Company’s above stated Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. As discussed above, the Company accounts for condominium and for-sale residential sales using similar criteria to those stated in EITF No. 06-8. As a result, the Company does not expect that the adoption of EITF No. 06-8 will have a material impact on the Company’s financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
Note 4 — Acquisition and Disposition Activity
     Property Acquisitions
     During the first quarter of 2007, the Company acquired three multifamily apartment communities totaling 772 units. The Company’s aggregate investment in these assets totaled $117.3 million, which was funded with proceeds from asset sales and from borrowings under the Company’s unsecured line of credit. The Company also acquired an interest in two partially-owned multifamily assets totaling 456 units for approximately $6.3 million. In addition, the Company acquired 15.0 acres of land for $12.0 million to be used for a multifamily development.

     On May 1, 2007, the Company acquired the remaining 65% interest in a 312-unit multifamily apartment community, Merritt at Godley Station, located in Savannah, Georgia. The Company acquired its initial 35% interest as a part of the merger with Cornerstone Realty Income Trust in April 2005. The remaining 65% interest was acquired for a total price of $20.9 million, consisting of $12.3 million of newly issued mortgage debt and $8.6 million of cash which was funded by proceeds from borrowings under the Company’s unsecured line of credit.
     On May 23, 2007, the Company acquired a 20% interest in Colonial Village at Cary, a 319-unit multifamily apartment community located in Cary, North Carolina, for approximately $6.0 million (see Note 8 for additional discussion).
     The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since each date of acquisition.
     Property Dispositions
     During the first quarter of 2007, the Company disposed of eight wholly-owned multifamily assets totaling 2,089 units at a sales price of approximately $141.3 million and two wholly-owned retail assets totaling approximately 164,000 square feet for approximately $12.5 million. The proceeds from the sale of these assets were used to repay a portion of the borrowings under the Company’s unsecured line of credit. The Company also disposed of its 25% interest in one partially-owned multifamily property for $15.0 million and its 15% interest in an office asset for approximately $14.0 million. The proceeds from the sales of interests in these two partially-owned assets were used to repay collateralized mortgage loans on the properties and a portion of the borrowings under the Company’s unsecured line of credit.
     On April 23, 2007, the Company disposed of Colonial Shoppes Bear Lake, a 131,300 square foot retail asset located in Orlando, Florida. The asset was sold for approximately $20.6 million and the proceeds from the sale were used to repay a portion of the borrowing under the Company’s unsecured line of credit.
     On May 18, 2007, the Company disposed of Colonial Shoppes Wekiva, a 208,600 square foot retail asset located in Orlando, Florida. The asset was sold for approximately $27.2 million and the proceeds from the sale were used to repay a portion of the borrowing under the Company’s unsecured line of credit.
     On June 12, 2007, the Company disposed of Mayflower Seaside, a 265-unit multifamily apartment community, located in Virginia Beach, Virginia. The asset was sold for approximately $33.0 million and the proceeds from the sale were used to repay a portion of the borrowing under the Company’s unsecured line of credit.
     On June 25, 2007, the Company disposed of Cape Landing, a 288-unit multifamily apartment community, located in Myrtle Beach, South Carolina. The asset was sold for approximately $19.5 million and the proceeds from the sale were used to repay a portion of the borrowing under the Company’s unsecured line of credit.
     On June 28, 2007, the Company disposed of two multifamily apartment communities. Colonial Grand at Natchez Trace was sold for approximately $25.2 million and contains 328 units. Colonial Grand at The Reservoir was sold for approximately $17.0 million and contains 170 units. Both properties are located in Jackson, Mississippi. The proceeds from these sales were used to repay a portion of the borrowing under the Company’s unsecured line of credit.
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
     In accordance with SFAS No. 144, net income and gain on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the three and six months ended June 30, 2007 and 2006, all of the operating properties sold with no continuing interest were classified as discontinued operations. The following is a listing of the properties the Company disposed of in 2007 and 2006 that are classified as discontinued operations:

Property	Location	Date Sold	Units/ Square Feet

Multifamily
Mayflower Seaside	Virginia Beach, VA	June 2007	265
Cape Landing	Myrtle Beach, SC	June 2007	288
Colonial Grand at Natchez Trace	Jackson, MS	June 2007	328
Colonial Grand at The Reservoir	Jackson, MS	June 2007	170
Colonial Grand at Promenade	Montgomery, AL	February 2007	384
Beacon Hill	Charlotte, NC	January 2007	349
Clarion Crossing	Raleigh, NC	January 2007	260
Colonial Grand at Enclave	Atlanta, GA	January 2007	200
Colonial Village at Poplar Place	Atlanta, GA	January 2007	324
Colonial Village at Regency Place	Raleigh, NC	January 2007	180
Colonial Village at Spring Lake	Atlanta, GA	January 2007	188
Colonial Village at Timothy Woods	Athens, GA	January 2007	204
Colonial Grand at Galleria	Birmingham, AL	December 2006	1,080
Colonial Grand at Riverchase	Birmingham, AL	December 2006	468
Colonial Village at Research Park	Huntsville, AL	December 2006	736
Colonial Village at Haverhill	San Antonio, TX	October 2006	322
Arbor Trace	Norfolk, VA	April 2006	148
Colonial Village at Estrada	Dallas, TX	March 2006	248
Copper Crossing	Fort Worth, TX	March 2006	400
The Meadows I, II & III	Asheville, NC	March 2006	392
The Trestles	Raleigh, NC	March 2006	280
Colonial Grand at Caledon Woods	Greenville, SC	January 2006	350
Colonial Village at Paces Glen	Charlotte, NC	January 2006	172
Colonial Village at Remington Place	Raleigh, NC	January 2006	136
Colonial Village at Whitemarsh	Savannah, GA	January 2006	352
Summerwalk	Charlotte, NC	January 2006	160
The Timbers	Raleigh, NC	January 2006	176

Office
Colonial Bank Centre	Miami, FL	September 2006	235,500

Retail
Colonial Shoppes Bear Lake	Orlando, FL	April 2007	131,300
Colonial Shoppes Wekiva	Orlando, FL	May 2007	208,600
Colonial Shoppes Yadkinville	Yadkinville, NC	March 2007	90,917
Rivermont Shopping Center	Chattanooga, TN	February 2007	73,481
     Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, the Company does not intend to retain a continuing interest in the property, and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of June 30, 2007, the Company had classified one office asset containing approximately 37,000 square feet and 13 retail assets containing approximately 3.0 million square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $169.1 million as of June 30, 2007, which represents the lower of depreciated cost or fair value less costs to sell. There was $47.0 million of mortgage debt associated with these properties as of June 30, 2007. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented in accordance with SFAS No. 144. Depreciation expense and amortization not recorded as a result of these assets being classified as held for sale for the three and six months ended June 30, 2007 is approximately $2.2 million and $4.4 million, respectively. There is no depreciation expense or amortization suspended as a result of these assets being classified as held for sale during the three and six months ended June 30, 2006.

     Also, under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are included in discontinued operations. All subsequent gains and/or additional losses on the sale of these assets are included in discontinued operations. Additionally, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold or classified as held for sale during the three and six months ended June 30, 2007 and 2006 that are classified as discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2007	2006	2007	2006

Property revenues:
Base rent	$7,873	$21,538	$17,447	$45,904
Percentage rent	202	129	363	256
Tenant recoveries	1,399	1,932	3,058	3,836
Other revenue	744	2,475	1,429	4,689

Total revenues	10,218	26,074	22,297	54,685

Property operating and administrative expenses	4,067	10,061	9,231	21,293
Impairment	2,500	—	2,500	—
Depreciation	331	4,775	1,060	11,434
Amortization	1	563	64	2,831

Total expenses	6,899	15,399	12,855	35,558

Interest expense, net	(636)	(2,430)	(1,531)	(5,177)
Other income (expenses)	—	(11)	(2)	(562)

Income from discontinued operations before net gain on disposition of discontinued operations	2,683	8,234	7,909	13,388
Net gain on disposition of discontinued operations	39,336	8,537	74,137	17,737
Minority interest in CRLP from discontinued operations	(7,701)	(2,856)	(15,141)	(5,462)
Minority interest to limited partners	(31)	(1,728)	(73)	(2,674)

Income from discontinued operations	$34,287	$12,187	$66,832	$22,989

     For-Sale Residential Activities
     During the three months ended June 30, 2007 and 2006, the Company, through CPSI, disposed of 49 and 239 condominium units, respectively, at the Company’s condominium conversion properties. During the three months ended June 30, 2007, the Company, through CPSI, also sold 24 units at its for-sale residential development properties. For the three months ended June 30, 2007, gains from sales of property included $1.9 million ($1.7 million net of income taxes) from these condominium conversion and for-sale residential sales. For the three months ended June 30, 2006, gains from sales of property included $11.1 million ($7.8 million net of income taxes) from condominium sales. For the six months ended June 30, 2007, gains from sales of property included $12.1 million ($9.6 million net of income taxes) from these condominium sales. For the six months ended June 30, 2006, gains from sales of property included $16.6 million ($11.5 million net of income taxes) from condominium conversion and for-sale residential sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2007	2006	2007	2006

Condominium revenues, net	$9,675	$45,291	$43,754	$74,895
Condominium costs	(8,152)	(34,154)	(34,285)	(58,268)

Gains on condominium sales, before minority interest and income taxes	1,523	11,137	9,469	16,627

For-sale residential revenues, net	6,701	—	15,960	—
For-sale residential costs	(6,353)	—	(13,370)	—

Gains on for-sale residential sales, before minority interest and income taxes	348	—	2,590	—

Minority interest	82	(1,505)	224	(2,640)
Provision for income taxes	(149)	(3,332)	(2,424)	(5,114)

Gains on condominium and for-sale residential sales, net of minority interest and income taxes	$1,804	$6,300	$9,859	$8,873

     The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For the three months ended June 30, 2007 and 2006, gains on condominium unit sales, net of income taxes, of $1.6 million and $7.9 million, respectively, are included in discontinued operations. For the six months ended June 30, 2007 and 2006, gains on condominium unit sales, net of income taxes, of $8.3 million and $10.6 million, respectively, are included in discontinued operations. Condominium conversion properties are reflected in the accompanying Consolidated Condensed Balance Sheets as part of real estate assets held for sale, and totaled $6.5 million and $76.2 million as of June 30, 2007 and December 31, 2006, respectively. For-sale residential projects under development of $199.1 million and $98.3 million as of June 30, 2007 and December 31, 2006, respectively, are reflected as construction in progress in the accompanying Consolidated Condensed Balance Sheets. Completed for-sale residential projects of approximately $13.9 million and $19.2 million are reflected in real estate assets held for sale as of June 30, 2007 and 2006, respectively.
     For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
     There continues to be a softening in the condominium and single family housing markets due to increasing mortgage financing rates, the decline in the availability of sub-prime lending, increasing supplies of such assets, increasing insurance costs and uncertainties related to the cost of energy, resulting in lower sales prices and reduced sales velocity. In addition, a significant portion of our for-sale residential portfolio is held in the Alabama gulf coast region, which is currently experiencing a market downturn. There can be no assurances of the amount or pace of future for-sale residential sales and closings. Additional softening in the for-sale residential market could result in lower margins on sales and potentially the impairment of assets.
Note 5 — Net Income Per Share
     For the three and six months ended June 30, 2007 and 2006, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common share is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(amounts in thousands)	2007	2006	2007	2006

Numerator:
Income from continuing operations	$274,847	$23,937	$278,661	$24,833
Less:
Preferred stock dividends	(3,870)	(5,705)	(8,361)	(11,804)
Preferred share issuance costs write-off	(330)	(1,924)	(330)	(2,083)

Income from continuing operations available to common shareholders	$270,647	$16,308	$269,970	$10,946

Denominator:
Denominator for basic net income per share — weighted average common shares	46,222	45,424	46,094	45,203
Effect of dilutive securities	653	473	640	485

Denominator for diluted net income per share — adjusted weighted average common shares	46,875	45,897	46,734	45,688

     For the three months ended June 30, 2007 and 2006, options to purchase 116,242 and 168,448 shares at a weighted average exercise price of $39.33 and $36.90, respectively, were outstanding but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the six months ended June 30, 2007 and 2006, options to purchase 226,208 and 116,828 shares at a weighted average exercise price of $38.33 and $37.25, respectively, were outstanding but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. In connection with the special distribution paid by the Company related to the recapitalization during the quarter ended June 30, 2007 (See Note 2), the exercise price of all of the Company’s then outstanding options has been reduced by $10.63 per share for all periods presented as required under the terms of the Company’s option plans.
Note 6 — Shareholders’ Equity
     The following table presents the changes in the issued common shares of beneficial interest since December 31, 2006 (excluding 10,219,343 and 10,579,261 units of CRLP at June 30, 2007 and December 31, 2006, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Issued at December 31, 2006	51,768,059

Common shares issued through dividend reinvestments	172,958
Share options exercised	113,106
Restricted shares issued/cancelled, net	122,040
Conversion of CRLP units to common shares	359,918
Issuances under other employee and nonemployee share plans	6,369

Issued at June 30, 2007	52,542,450

     For the six months ended June 30, 2007, the Company adjusted CRLP’s minority interest balance to reflect CRLP’s minority ownership percentage of 17.9%. This adjustment resulted in an decrease in CRLP’s minority interest balance and a increase in common shareholder equity of approximately $15.8 million for the six months ended June 30, 2007.

     In connection with the office and retail join venture transactions, all limited partners of CRLP were distributed units in the DRA/CLP JV and the OZRE JV based on 85% of their ownership interest in CRLP. The Company recorded this distribution at book value, which reduced common unit equity by approximately $41.0 million during the three months ended June 30, 2007.
     On February 2, 2006, the Company announced the Board of Trustees’ authorization of the repurchase of up to $65 million of the Company’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. Under the repurchase program, initiated in February of 2006, the Company repurchased a total of 1,135,935 Series E Depositary Shares for a cost of approximately $28.5 million. The Company wrote off approximately $0.3 million of issuance costs associated with the repurchases during 2006. On April 25, 2007, the Board of Trustees authorized the redemption, and on May 30, 2007 the Company redeemed all of its remaining outstanding 4,190,414 Series E Depositary Shares, for a total cost of $104.8 million. In connection with the redemption, this Company wrote off $0.3 million of associated issuance costs. The redemption price was $25.00 per Series E Depositary Share plus accrued and unpaid distributions for the period from April 1, 2007 through and including the redemption date, for an aggregate redemption price per Series E Depositary Share of $25.3175.
     On April 26, 2006, the Board of Trustees authorized the redemption of the Company’s 9.25% Series C Cumulative Redeemable Preferred Shares. The redemption of the Series C preferred shares, for an aggregate redemption price of approximately $50.0 million, occurred on June 30, 2006. The Company wrote off approximately $1.9 million of issuance costs associated with this redemption during 2006.
Note 7 — Segment Information
     Upon completion of the transactions discussed in Note 2, the Company became a multifamily focused REIT. However, the Company continues to be organized into, and manages its business based on the performance of, three separate and distinct operating segments: multifamily, office, and retail. Each segment has a separate management team that is responsible for acquiring, developing, managing and leasing properties within such segment. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s 2006 Annual Report on Form 10-K. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned entities and joint ventures that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, total assets, and investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Presented below is segment information including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three and six months ended June 30, 2007 and 2006, and total segment assets to total assets as of June 30, 2007 and December 31, 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Revenues:
Segment Revenues:
Multifamily	$78,437	$77,430	$154,926	$155,399
Office	33,360	45,502	71,386	89,924
Retail	24,205	26,830	49,506	55,179

Total Segment Revenues	136,002	149,762	275,818	300,502

Partially-owned unconsolidated entities — Mfam	(2,659)	(4,742)	(5,230)	(9,509)
Partially-owned unconsolidated entities — Off	(8,352)	(8,410)	(16,174)	(16,941)
Partially-owned unconsolidated entities — Rtl	(3,940)	(3,529)	(7,609)	(6,392)
Construction revenues	8,068	7,785	20,853	19,925
Unallocated corporate revenues	5,312	4,592	8,549	8,700
Discontinued operations property revenues	(10,218)	(26,074)	(22,297)	(54,685)

Total Consolidated Revenues	124,213	119,384	253,910	241,600

NOI:
Segment NOI:
Multifamily	46,912	46,614	92,066	93,320
Office	22,065	29,655	47,267	59,013
Retail	16,647	19,320	34,506	39,925

Total Segment NOI	85,624	95,589	173,839	192,258

Partially-owned unconsolidated entities — Mfam	(1,295)	(2,788)	(2,360)	(5,728)
Partially-owned unconsolidated entities — Off	(4,878)	(4,876)	(9,512)	(10,026)
Partially-owned unconsolidated entities — Rtl	(2,676)	(2,336)	(5,203)	(4,285)
Unallocated corporate revenues	5,312	4,592	8,549	8,700
Discontinued operations property NOI	(3,651)	(16,013)	(10,566)	(33,392)
Impairment (1)	(2,500)	—	(2,500)	—
Construction NOI	573	128	987	899
Property management expenses	(3,958)	(2,831)	(7,448)	(6,542)
General and administrative expenses	(7,814)	(4,483)	(13,929)	(9,746)
Management fee and other expenses	(4,218)	(3,453)	(7,161)	(5,993)
Restructuring charge	(1,528)	—	(1,528)	—
Depreciation	(31,806)	(31,789)	(65,920)	(64,985)
Amortization	(3,182)	(3,329)	(8,906)	(9,038)
Other	(248)	(215)	(583)	(435)

Income from operations	23,755	28,196	47,759	51,687

Total other income (expense), net (2)	248,692	1,143	229,997	(20,707)

Income before minority interest and discontinued operations	$272,447	$29,339	$277,756	$30,980

	June 30,	December 31,
(in thousands)	2007	2006
Assets
Segment Assets
Multifamily	$2,350,847	$2,539,367
Office	64,872	799,089
Retail	370,049	663,216

Total Segment Assets	2,785,768	4,001,672

Unallocated corporate assets (3)	717,344	430,105

	$3,503,112	$4,431,777

(1)	The $2.5 million impairment charge is related to a retail asset classified as held for sale on the Company’s consolidated condensed balance sheet; and therefore, it is also included in discontinued operations.

(2)	For-sale residential activities are included in gains and managed at the corporate level (see Note 4 for additional details).

(3)	Includes the Company’s investment in partially-owned entities of $123,308 as of June 30, 2007 and $92,892 as of December 31, 2006.

Note 8 — Investment in Partially Owned Entities
     The Company accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of June 30, 2007 and December 31, 2006:

			(in thousands)
	Percent		June 30,	December 31,
	Owned		2007	2006

Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00%		$581	$614
Auberry at Twin Creeks, Dallas, TX	15.00%		792	—
Belterra, Ft. Worth, TX	10.00%		861	944
Carter Regents Park, Atlanta, GA	40.00%		6,366	6,231
CG at Canyon Creek, Austin, TX	25.00%		1,294	1,416
CG at Huntcliff, Atlanta, GA	20.00%		2,211	2,327
CG at Research Park, Raleigh, NC	20.00%		1,234	1,247
CG at Traditions, Gulf Shores, AL	35.00%		2,748	—
CMS / Colonial Joint Venture I	15.00%		469	498
CMS / Colonial Joint Venture II	15.00	%(1)	(363)	(252)
CMS Florida	25.00	%(2)	(231)	1,072
CMS Tennessee	25.00%		1,130	1,234
CV at Matthews, Charlotte, NC	25.00%		1,003	1,059
DRA Alabama	10.00%		2,286	2,311
DRA CV at Cary, Raleigh, NC	20.00%		2,153	—
DRA Cunningham, Austin, TX	20.00%		1,008	1,053
DRA Southwest Partnership	23.00	%(3)	—	495
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,500	1,552
Fairmont at Fossil Creek, Fort Worth, TX	15.00%		660	—
Heritage at Deerwood, Jacksonville, FL	47.00	%(4)	—	4,765
Merritt at Godley Station, Savannah, GA	35.00	%(5)	—	3,169
Park Crossing, Fairfield, CA	10.00%		894	1,000
Stone Ridge, Columbia, SC	10.00%		459	492

Total Multifamily			27,055	31,227

Office:
600 Building Partnership, Birmingham, AL	33.33%		56	50
Colonial Center Mansell JV	15.00%		1,844	2,513
DRA / CRT JV	15.00	%(6)	33,657	38,069
DRA / CLP JV	15.00	%(7)	32,281	—

Total Office			67,838	40,632

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,280	2,308
Colonial Promenade Smyrna, Smyrna, TN (Development)	50.00%		2,353	2,393
GPT / Colonial Retail JV	10.00	%(8)	(4,419)	(3,068)
Highway 150, LLC, Birmingham, AL	10.00%		65	70
OZRE JV	15.00	%(9)	8,279	—
Parkway Place Limited Partnership, Huntsville, AL	45.00%		10,676	11,012
Parkside Drive LLC, Knoxville, TN	50.00%		7,857	7,178

			27,091	19,893

Other:
Heathrow, Orlando, FL	50.00%		1,309	1,106
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		15	34

			1,324	1,140

			$123,308	$92,892

Footnotes on following page

(1)	The CMS/Colonial Joint Venture II holds one property in which the Company has a 15% partnership interest. The Company sold its 5% partnership interest in the other property in May 2007.

(2)	The Company sold its interest in Colonial Grand at Bayshore during January 2007.

(3)	The DRA Southwest Partnership, comprised of fifteen multifamily properties totaling 3,957 units, sold the properties held in the joint venture on December 21, 2006.

(4)	The Company sold its interest in Heritage at Deerwood during March 2007.

(5)	The Company acquired the remaining 65% interest in Merritt at Godley Station during May 2007.

(6)	As of June 30, 2007, this joint venture included 19 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Rockville, Maryland; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas.

(7)	As of June 30, 2007, this joint venture included 24 office properties and 2 retail properties located in Birmingham and Huntsville, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas.

(8)	Amount includes the value of the Company’s investment of approximately $6.4 million, offset by the excess basis difference on the transaction of approximately $10.2 million, which is being amortized over the life of the properties.

(9)	As of June 30, 2007, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas.
     On May 23, 2007, the Company acquired a 20% interest in Colonial Village at Cary, a 319-unit multifamily apartment community located in Raleigh, North Carolina. The Company’s investment in the partnership was approximately $6.0 million, which consisted of $4.3 million of newly issued mortgage debt and $1.7 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured line of credit.
     On May 1, 2007, the Company acquired the remaining 65% interest in Merritt at Godley Station from our joint venture partner. The Company’s additional investment in the property was approximately $20.9 million.
     In On June 15, 2007, the Company completed its office joint venture transaction with DRA. The Company sold to DRA its 69.8% interest in the newly formed joint venture that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. The Company, through CRLP retained a 15% minority interest in the DRA/CLP JV. As of June 30, 2007, DRA owns approximately 72.4%, a subsidiary of CRLP owns 15% and certain limited partners of CRLP own the remaining approximate 12.6% of the DRA/CLP JV interests (See Note 2 for additional details).
     On June 20, 2007, the Company completed its retail joint venture transaction with OZRE. The Company sold to OZRE its 69.8% interest in the newly formed joint venture that became the owner of 11 retail properties that were previously wholly-owned by CRLP. The Company, through CRLP retained a 15% minority interest in the OZRE JV. As of June 30, 2007, OZRE owns approximately 72.5%, a subsidiary of CRLP owns 15% and certain limited partners of CRLP own the remaining approximate 12.5% of the OZRE JV interests (See Note 2 for additional details).
     The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which the Company had ownership interests as of June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2007	2006	2007	2006	2007	2006

DRA/CRT	$1,412,915	$1,523,349	$1,081,904	$1,163,968	$302,830	$327,902
DRA/CLP	1,160,768	—	588,223	—	542,917	—
OZRE	368,224	—	187,200	—	172,974	—

	$2,941,907	$1,523,349	$1,857,327	$1,163,968	$1,018,721	$327,902

     The following table summarizes income statement financial data of significant unconsolidated joint ventures in which the Company had ownership interests for the three months ended June 30, 2007 and 2006 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2007	2006	2007	2006	2007	2006

DRA/CRT	$45,085	$55,572	$(8,767)	$(13,131)	$(1,226)	$(1,970)
DRA/CLP	6,594	—	(57)	—	83	—
OZRE	1,165	—	192	—	49	—

	$52,844	$55,572	$(8,632)	$(13,131)	$(1,094)	$(1,970)

     The following table summarizes income statement financial data of significant unconsolidated joint ventures in which the Company had ownership interests for the six months ended June 30, 2007 and 2006 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2007	2006	2007	2006	2007	2006

DRA/CRT	$92,823	$112,093	$(16,539)	$(21,655)	$(2,076)	$(3,248)
DRA/CLP	6,594	—	(57)	—	83	—
OZRE	1,165	—	192	—	49	—

	$100,582	$112,093	$(16,404)	$(21,655)	$(1,944)	$(3,248)

Note 9 — Financing Activities
     As of June 30, 2007, CRLP, with the Company as guarantor, has a $500.0 million unsecured revolving credit facility (“the Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. On June 21, 2007, the Company, through CRLP, amended the Credit Facility and repaid its outstanding $100 million unsecured term loan. The amended Credit Facility has a maturity date of June 21, 2012. The amended Credit Facility also, among other things, (i) amended certain financial covenants; (ii) decreased the applicable margin at each pricing level with respect to revolving LIBOR loans; (iii) decreased the capitalization rate for multifamily, office and retail properties; (iv) modified the fixed charge coverage ratio calculation; (v) increased the L/C commitment amount; the swing line commitment and the additional amount for revolving loan commitments that CRLP may request; and (vi) eliminated CRLP’s one-time right to extend the maturity date. In addition to the Credit Facility, the Company has a $40.0 million cash management line provided by Wachovia that will expire on March 22, 2008.
     Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows the Company to convert up to $250.0 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on the Company’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on the Company’s unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 75 basis points.
     The Credit Facility, which is primarily used by the Company to finance property acquisitions and developments, had an outstanding balance at June 30, 2007 of $27.0 million. The interest rate of the Credit Facility, including the competitive bid balance, was 6.07% and 5.76% at June 30, 2007 and 2006, respectively. The cash management line of credit did not have an outstanding balance as of June 30, 2007.
     The Credit Facility contains various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying the Company’s debts as they become due. At June 30, 2007, the Company was in compliance with these covenants.
     During the three months ended June 30, 2007, the Company repaid $409.0 million of collateralized mortgages associated with 37 multifamily communities with proceeds from asset sales (See Note 2 and Note 4). In conjunction with the repayment, the Company incurred $29.2 million of prepayment penalties. These penalties were offset by $16.7 million of write-offs related to the mark-to-market intangibles on the associated mortgage debt repaid. The weighted average interest rate of the mortgages repaid was 7.0%.
Note 10 — Derivatives and Hedging
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. During the three months ended June 30, 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

     As of June 30, 2007, the Company had certain interest rate caps with a fair value of less than $1,000 included in other assets. The change in net unrealized income of $0.1 million and ($0.2) million for derivatives designated as cash flow hedges for the three and six months ended June 30, 2007, respectively, is a component of shareholders’ equity. The change in net unrealized income of $4.9 million and $6.3 million for derivatives designated as cash flow hedges for the three and six months ended June 30, 2006, respectively, is a component of shareholders’ equity. All outstanding derivatives were designated as hedges for the six months ended June 30, 2007. The change in fair value of derivatives not designated as hedges of $2.7 million is included in gains on hedging activities for the six months ended June 30, 2006.
     During May 2007, the Company settled a $100.0 million interest rate swap and received a payment of approximately $0.6 million. This interest rate swap was in place to convert a portion of the floating rate payments on the Company’s unsecured line of credit to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in May of 2007, due to the Company’s then-pending joint venture transactions (see Note 2) and the expected resulting pay down of the Company’s term loan and unsecured line of credit, this derivative no longer qualified for hedge accounting.
     As of June 30, 2007, the Company had approximately $7.1 million in accumulated other comprehensive income related to settled or terminated derivatives that will be reclassified to interest expense as interest payments are made on the Company’s hedged debt.
Note 11 — Subsequent Events
     Property Disposition
     On July 12, 2007, the Company disposed of the following eleven retail properties:

Property Name	Location	Square Feet

Britt David Shopping Center	Columbus, GA	102,600
Colonial Mall Decatur	Huntsville, AL	576,100
Colonial Mall Lakeshore	Gainesville, GA	518,300
Colonial Mall Staunton	Staunton, VA	424,000
Colonial Mayberry Mall	Mount Airy, NC	206,900
Colonial Promenade Montgomery	Montgomery, AL	209,100
Colonial Promenade Montgomery North	Montgomery, AL	209,900
Colonial Shoppes Bellwood	Montgomery, AL	87,500
Colonial Shoppes McGehee Place	Montgomery, AL	98,300
Colonial Shoppes Quaker Village	Greensboro, NC	101,900
Olde Town Shopping Center	Montgomery, AL	38,700
These eleven assets, totaling 2.6 million square feet, were sold for an aggregate sales price of $129.0 million. The proceeds from the sale will be used to fund future developments and other general corporate purposes. One of these assets was sold at a loss resulting in a $2.5 million impairment charge during the three months ended June 30, 2007.
     On July 17, 2007, the Company disposed of its 90% interest in Village on the Parkway, a 380,500 square foot retail asset located in Dallas, Texas. The Company’s 90% interest was sold for approximately $74.4 million and the proceeds from the sale will be used to fund future developments and other general corporate purposes.
     On July 18, 2007, the Company sold 85% of its interest in Colonial Pinnacle Craft Farms I, to a joint venture partner. The retail asset includes 250,000 square feet and is located in Gulf Shores, Alabama. The Company’s 85% interest was sold for approximately $45.7 million and the proceeds from the sale will be used to fund future developments and other general corporate purposes.
     On July 19, 2007, the DRA/CRT joint venture disposed of Las Olas Centre, a 469,200 square foot office asset in Fort Lauderdale, Florida. The Company’s portion of the sale proceeds was $34.6 million and the proceeds from the sale will be used to repay the associated mortgage on the asset and to fund future investment activity.

     Financing Activities
     On July 16, 2007, the Company repaid the outstanding $175 million 7.0% unsecured senior notes, which were due on that day, from proceeds received from asset sales.
     On July 17, 2007, the DRA/CLP JV increased mortgage indebtedness on the properties it owns to approximately $742.0 million. The additional proceeds, of approximately $153.8 million were utilized to payoff partner loans and establish a capital reserve, with the remainder being distributed to the partners on a pro-rata basis.
     On July 23, 2007, the OZRE JV increased mortgage indebtedness on the properties it owns to approximately $284.0 million. The additional proceeds, of approximately $96.8 million were utilized to payoff partner loans and establish a capital reserve, with the remainder being distributed to the partners on a pro-rata basis.
     Distribution
     On July 25, 2007, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.68 per common share and per unit, totaling approximately $38.9 million. The distribution was declared to shareholders and partners of record as of August 6, 2007 and will be paid on August 13, 2007.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of
Colonial Properties Trust:
We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust (the “Company”) as of June 30, 2007, and the related consolidated condensed statements of income and comprehensive income for each of the three and six month periods ended June 30, 2007 and 2006 and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
August 8, 2007

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
     We are a self-administered equity REIT that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property and for-sale residential property. Our activities include full or partial ownership of a diversified portfolio of 210 properties as of June 30, 2007, located in Alabama, Arizona, California, Florida, Georgia, Maryland, Nevada, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.
     As of June 30, 2007, we owned or maintained a partial ownership in 121 multifamily apartment communities containing a total of 36,477 apartment units (consisting of 100 wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities aggregating 30,170 and 6,307 units, respectively) (the “multifamily apartment communities”), 48 office properties containing a total of approximately 16.4 million square feet of office space (consisting of 1 wholly-owned consolidated property and 47 properties partially-owned through unconsolidated joint-venture entities aggregating 37,000 and 16.3 million square feet, respectively) (the “office properties”), 41 retail properties containing a total of approximately 12.3 million square feet of retail space, including anchor-owned (consisting of 18 consolidated properties and 23 properties partially-owned through unconsolidated joint venture entities aggregating 3.9 million and 8.4 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to collectively as the “properties”.
     We are the direct general partner of, and as of June 30, 2007, held approximately 82.1% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”). We conduct all of our business through CRLP, Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for our properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management services for properties owned by third parties.
     As a lessor, the majority of our revenue is derived from tenants and residents under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants and residents, and the ability of these tenants and residents to make their rental payments. Additionally, our reliance on third-party management fees has increased significantly as a result of an increase in joint venture activities and the related third-party management agreements.
     Our expansion into the for-sale residential market exposes us to additional risks and challenges that, if they materialize, could have an adverse impact on our business, results of operations and financial condition. As of June 30, 2007, we had approximately $213.1 million of capital cost (based on book value) invested in to our for-sale residential projects. There continues to be a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, increasing insurance costs and uncertainties related to the cost of energy, resulting in lower sales prices and reduced sales velocity. There can be no assurances of the amount or pace of future for-sale residential sales and closings. Additional softening in the for-sale residential market could result in lower margins on sales and potentially the impairment of assets.
Business Strategy
     As previously disclosed, we have undertaken a new strategy to change our asset mix with the expectation that we will to generate approximately 75% to 80% of our net operating income from multifamily apartment communities. Accordingly, on April 25, 2007, we entered into two agreements to sell our interests in two joint ventures among the Company, CRLP, and other limited partners of CRLP — one joint venture owning 24 office properties and two retail properties that were previously wholly-owned by CRLP and the other joint venture owning 11 retail properties that were previously wholly-owned by CRLP.
     On June 15, 2007, we completed the office joint venture transaction with DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”). We sold to DRA our 69.8% interest in the newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $369.0 million. We retained, through CRLP, a 15% minority interest in the DRA/CLP JV (see Note 8 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q), as well as management and leasing responsibilities for the 26 properties. In addition to the approximate 69.8% interest purchased from us, DRA purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As of June 30, 2007, DRA owns approximately 72.4%, we own 15% and certain limited partners of CRLP that did not elect to sell their interests in DRA/CLP JV own the remaining approximate 12.6% of the DRA/CLP JV interests. The purchase price paid by DRA for each limited liability company interest it acquired in the DRA/CLP JV was based on a portfolio value of approximately $1.13 billion, of which approximately $588.2 million was funded with mortgage indebtedness. Colonial Properties Trust recorded a net gain of approximately $213.4 million on the sale of our 69.8% interest to DRA. We also deferred gain of approximately $7.2 million as a result of certain obligations we assumed in the transaction. In connection with the office joint venture transaction, 85% of the DRA/CLP JV membership units were distributed to the Company and all limited partners of CRLP on a pro-rata basis. We recorded this distribution at book value.
     On June 20, 2007, we completed the retail joint venture transaction with OZRE Retail, LLC (“OZRE”). We sold to OZRE our 69.8% interest in the newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that we previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. We retained, through CRLP, a 15% minority interest in the OZRE JV (see Note 8 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q), as well as management and leasing responsibilities for the 11 properties. In addition to the approximate 69.8% interest purchased from us, OZRE purchased an aggregate of 2.7% of the interests in the OZRE JV from limited partners of CRLP. As of June 30, 2007, OZRE owns approximately 72.5%, we own 15% and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV own the remaining approximate 12.5% of the OZRE JV interests. The purchase price paid by OZRE for each limited liability company interest it acquired in the OZRE JV was based on a portfolio value of approximately $360.0 million, of which approximately $187.2 million was funded with mortgage indebtedness. Colonial Properties Trust recorded a net gain of approximately $64.7 million on the sale of our 69.8% interest to OZRE. We also deferred gain of approximately $8.5 million as a result of certain obligations we assumed in the transaction. In connection with the retail joint venture transaction, 85% of the OZRE JV membership units were distributed to the Company and all limited partners of CRLP on a pro-rata basis. We recorded this distribution at book value.
     Additionally, in July of 2007, we completed our strategic initiative to become a multifamily focused REIT with the outright sale of an additional 11 retail assets and the sale of our interests in two other retail assets. As a result of the sale of one of these assets, we recorded an impairment charge of approximately $2.5 million during the three months ended June 30, 2007. See Note 11 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion of these transactions.
     As a result of the above transactions, we paid a special distribution of $10.75 per share on June 27, 2007. The remaining proceeds from these transactions were used to pay down our outstanding indebtedness (see Note 9 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q). We incurred approximately $29.2 million in prepayment penalties, which was partially offset by the write-off of approximately $16.7 million of debt intangibles. These amounts are included in Losses on retirement of debt in the Consolidated Condensed Statements of Income included in this Quarterly Report on Form 10-Q.
Executive Summary
     The following discussion of results of operations should be read in conjunction with the Consolidated Condensed Statements of Income and the Operating Results Summary included below. In order to evaluate the operating performance of our properties for the comparative periods presented, we have presented financial information which summarizes the rental and other property revenues, property operating expenses (excluding depreciation and amortization) and net operating income on a comparative basis. Net operating income is a supplemental non-GAAP financial measure. We believe that the line on our Consolidated Condensed Statements of Income entitled “net income” is the most directly comparable GAAP measure to net operating income. A reconciliation of net operating income to GAAP net income is included below. We believe that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of management, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, management believes that net operating income, as defined, is a widely accepted measure of comparative operation performance in the real estate investment community.
     The major factors that influenced our operating results for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 are as follows:
•	Multifamily Net Operating Income (“NOI”) increased primarily due to improved operations in certain markets in our same property portfolio, which had an overall 5.0% increase in NOI.

•	Multifamily revenues increased 5.2% primarily as a result of rental rate increases. In addition, our ancillary income increased as a result of our cable income program and water/sewer recovery efforts.

•	Rental revenues and NOI associated with our commercial assets decreased due to the office and retail joint venture transactions that were consummated during June of 2007 as a part of our strategic initiative discussed above. Rental revenues and NOI associated with our commercial assets also decreased as a result of the sale of 85% of our interest in the office assets contributed to the Colonial Center Mansell joint venture in June 2006, the outright sale of three other office assets throughout the remainder of 2006, and the outright sale of six retail assets since June 30, 2006.

•	Gains on sale of real estate increased as a result of net gains of approximately $278.1 million recognized in connection with the sale of our 69.8% interest in the DRA/CLP JV and our 69.8% interest in the OZRE JV during June 2007 as discussed above.

•	Operations for the three months ended June 30, 2007 included approximately $18.2 million of net expenses associated with our strategic shift (see below for detailed discussion).
     Additional factors that influenced our operating results for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 were as follows:
•	Multifamily NOI increased primarily due to improved operations in certain markets in our same-property portfolio, which had an overall 5.1% increase in NOI.

•	Multifamily revenues increased 5.0% primarily as a result of rental rate increases. In addition, our ancillary income increased as a result of our cable income program and water/sewer recovery efforts.
Additionally, our multifamily total division physical occupancy closed at 95.9% as of June 30, 2007.
Reconciliation of Operating Results Summary to Consolidated Condensed Statements of Income
     The following schedules are provided to reconcile our Consolidated Condensed Consolidated Statements of Income to the information presented in the Operating Results Summary (dollar amounts in thousands).

	Three Months Ended June 30, 2007			Three Months Ended June 30 , 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Rental revenues	$110,833	$10,218	$121,051	$107,007	$26,074	$133,081
Construction revenues	8,068	—	8,068	7,785	—	7,785
Non property related revenues	5,312	—	5,312	4,592	—	4,592
Property operating expenses (rental expense and real estate taxes)	(40,457)	(4,067)	(44,524)	(37,646)	(10,061)	(47,707)
Construction expenses	(7,495)	—	(7,495)	(7,657)	—	(7,657)
Property management expenses	(3,958)	—	(3,958)	(2,831)	—	(2,831)
General and adminstrative expenses	(7,814)	—	(7,814)	(4,483)	—	(4,483)
Management fee and other expenses	(4,218)	—	(4,218)	(3,453)	—	(3,453)
Restructuring charges	(1,528)	—	(1,528)	—	—	—
Depreciation and amortization	(34,988)	(332)	(35,320)	(35,118)	(5,338)	(40,456)
Impairment charge	—	(2,500)	(2,500)	—	—	—
Interest expense and debt cost amortization	(28,445)	(638)	(29,083)	(30,326)	(2,437)	(32,763)
Loss on retirement of debt	(12,490)	—	(12,490)	—	(11)	(11)
Other expense	61	—	61	(263)	—	(263)
Interest income	2,093	2	2,095	2,405	7	2,412
Income (loss) from unconsolidated entities	(2,090)	—	(2,090)	(1,433)	—	(1,433)
Gains, net of taxes	289,563	39,336	328,899	30,760	8,537	39,297
Minority interest of limited partners	81	(31)	50	229	(1,728)	(1,499)
Minority interest in CLRP	2,319	(7,701)	(5,382)	(5,631)	(2,856)	(8,487)

Net income	274,847	34,287	309,134	23,937	12,187	36,124

Dividends to preferred shareholders	(3,870)	—	(3,870)	(5,705)	—	(5,705)
Preferred share issuance costs write-off	(330)	—	(330)	(1,924)	—	(1,924)

Net income available to common shareholders	$270,647	$34,287	$304,934	$16,308	$12,187	$28,495

	Six Months Ended June 30, 2007			Six Months Ended June 30 , 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Rental revenues	$224,508	$22,297	$246,805	$212,975	$54,685	$267,660
Construction revenues	20,853	—	20,853	19,925	—	19,925
Non property related revenues	8,549	—	8,549	8,700	—	8,700
Property operating expenses (rental expense and real estate taxes)	(81,393)	(9,231)	(90,624)	(74,583)	(21,293)	(95,876)
Construction expenses	(19,866)	—	(19,866)	(19,026)	—	(19,026)
Property management expenses	(7,448)	—	(7,448)	(6,542)	—	(6,542)
General and adminstrative expenses	(13,929)	—	(13,929)	(9,746)	—	(9,746)
Management fee and other expenses	(7,161)	—	(7,161)	(5,993)	—	(5,993)
Restructuring charges	(1,528)	—	(1,528)	—	—	—
Depreciation and amortization	(74,826)	(1,124)	(75,950)	(74,023)	(14,267)	(88,290)
Impairment charge	—	(2,500)	(2,500)	—	—	—
Interest expense and debt cost amortization	(57,109)	(1,535)	(58,644)	(61,507)	(5,192)	(66,699)
Loss on retirement of debt	(12,556)	(2)	(12,558)	(628)	(562)	(1,190)
Other expense	(174)	—	(174)	1,405	—	1,405
Interest income	4,225	4	4,229	3,936	15	3,951
Income (loss) from unconsolidated entities	4,723	—	4,723	(2,005)	—	(2,005)
Gains, net of taxes	290,888	74,137	365,025	38,092	17,737	55,829
Minority interest of limited partners	225	(73)	152	76	(2,674)	(2,598)
Minority interest in CLRP	680)	(15,141)	(14,461)	(6,223)	(5,460)	(11,683)

Net income	278,661	66,832	345,493	24,833	22,989	47,822

Dividends to preferred shareholders	(8,361)	—	(8,361)	(11,804)	—	(11,804)
Preferred share issuance costs write-off	(330)	—	(330)	(2,083)	—	(2,083)

Net income available to common shareholders	$269,970	$66,832	$336,802	$10,946	$22,989	$33,935

Operating Results Summary
     The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This summary includes all operating activities, including those classified as discontinued operations for GAAP reporting purposes. This information is presented to correspond with the manner in which we analyze our operating results. We generally reinvest disposition proceeds into new operating communities and developments and therefore believe it is most useful to analyze continuing and discontinued operations on a combined basis.

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2007	2006	Variance	2007	2006	Variance
Rental revenues:
Multifamily Same Property (1)	$59,809	$56,833	$2,976	$117,838	$112,274	$5,564
Multifamily Non-Same Property & Other	15,969	15,855	114	31,858	33,616	(1,758)
Office	25,008	37,092	(12,084)	55,212	72,983	(17,771)
Retail	20,265	23,301	(3,036)	41,897	48,787	(6,890)

Total rental revenues	121,051	133,081	(12,030)	246,805	267,660	(20,855)

Property operating expenses (rental expenses and real estate taxes):
Multifamily Same Property (1)	(22,835)	(21,613)	(1,222)	(45,182)	(43,125)	(2,057)
Multifamily Non-Same Property & Other	(7,326)	(7,249)	(77)	(14,808)	(15,173)	365
Office	(7,821)	(12,313)	4,492	(17,457)	(23,996)	6,539
Retail	(6,294)	(6,317)	23	(12,594)	(13,147)	553

Total property operating expenses	(44,276)	(47,492)	3,216	(90,041)	(95,441)	5,400

Net operating income (rental revenues less property operating expenses)	$76,775	$85,589	(8,814)	$156,764	$172,219	(15,455)
Multifamily Margin (NOI/rental revenues) (2):	60.2%	60.3%	(0.1%)	59.9%	60.0%	(0.1%)
Multifamily occupancy at end of period:	95.9%	95.7%	0.2%	95.9%	95.7%	0.2%

Net operating income from construction activities	573	128	445	987	899	88
Non property related revenues	5,312	4,592	720	8,549	8,700	(151)
Depreciation & amortization	(35,320)	(40,456)	5,136	(75,950)	(88,290)	12,340
Property management expenses	(3,958)	(2,831)	(1,127)	(7,448)	(6,542)	(906)
General and administrative expenses	(7,814)	(4,483)	(3,331)	(13,929)	(9,746)	(4,183)
Management fee and other expense	(4,218)	(3,453)	(765)	(7,161)	(5,993)	(1,168)
Restructuring charges	(1,528)	—	(1,528)	(1,528)	—	(1,528)
Impairment charge	(2,500)	—	(2,500)	(2,500)	—	(2,500)
Interest expense & debt cost amortization	(29,083)	(32,763)	3,680	(58,644)	(66,699)	8,055
Loss on retirement of debt	(12,490)	(11)	(12,479)	(12,558)	(1,190)	(11,368)
Interest income	2,095	2,412	(317)	4,229	3,951	278
Other expense	(187)	(478)	291	(757)	970	(1,727)

Earnings from continuing and discontinued operations	(12,343)	8,246	(20,589)	(9,946)	8,279	(18,225)

Equity in earnings from unconsolidated entities	(2,090)	(1,433)	(657)	4,723	(2,005)	6,728

Gains from sale of property, net of income taxes	328,899	39,297	289,602	365,025	55,829	309,196

Minority interest in CLRP	(5,382)	(8,487)	3,105	(14,461)	(11,683)	2,778
Minority interest of limited partners	50	(1,499)	1,549	152	(2,598)	2,750

Net income	309,134	36,124	273,010	345,493	47,822	297,671

Dividends to preferred shareholders	(3,870)	(5,705)	1,835	(8,361)	(11,804)	3,443
Preferred share issuance costs write-off	(330)	(1,924)	1,594	(330)	(2,083)	1,753

Net income available to common shareholders	$304,934	$28,495	$276,439	$336,802	$33,935	$302,867

(1)	Same property communities are communities which were 100% owned and stabilized as of January 1, 2006, as adjusted for dispositions during the year. We generally consider a development property to have achieved stabilized occupancy upon the attainment of 93% physical occupancy on the last day of any month.

(2)	Multifamily margin is calculated by adding multifamily rental revenues (same property and non-same property & other), subtracting multifamily operating expenses (same property and non-same property & other) and dividing the difference by multifamily rental revenues (same property and non-same property & other).

Multifamily same property analysis
     Multifamily same property revenues increased 5.2% for the three months ended June 30, 2007 as compared to the same period in 2006 due primarily to an increase in rental rates. In addition, our ancillary income increased as a result of our cable income program and water/sewer recovery efforts. Same property expenses increased 5.7% for the three months ended June 30, 2007 as compared to the same period in 2006, primarily as a result of an increase in property insurance and cable contract costs. These changes in revenues and expenses, which resulted in an increase in multifamily same property NOI of 5.0%, were driven principally by property performance in Charlotte, North Carolina, Austin and Fort Worth, Texas and Charleston, South Carolina. These markets represent approximately 32.5% of our multifamily units.
     Multifamily same property revenues increased 5.0% for the six months ended June 30, 2007 as compared to the same period in 2006 due primarily to an increase in rental rates. In addition, our ancillary income increased as a result of our cable income program and water/sewer recovery efforts. Same property expenses increased 4.8% for the six months ended June 30, 2007 as compared to the same period in 2006, primarily as a result of an increase in property insurance and cable contract costs. These changes in revenues and expenses, which resulted in an increase in same property NOI of 5.1%, were driven principally by property performance in Charlotte, North Carolina, Austin, Dallas and Fort Worth, Texas, Charleston, South Carolina and Savannah, Georgia. These markets represent approximately 44.3% of our multifamily units.
Multifamily non-same property and other
     Multifamily non-same property NOI remained flat in the three months ended June 30, 2007 and decreased $1.4 million in the six months ended June 30, 2007. The decrease for the six months ended June 30, 2007 is primarily attributable to net acquisition and disposition activity.
Commercial property analysis
     Rental revenues and NOI associated with our commercial assets decreased due to the office and retail joint venture transactions that were consummated during June of 2007 as a part of our strategic initiative discussed above. Rental revenues and NOI associated with our commercial assets also decreased as a result of the sale of 85% of our interest in the office assets contributed to the Colonial Center Mansell joint venture in June 2006, the outright sale of three other office assets throughout the remainder of 2006, and the outright sale of six retail assets since June 30, 2006.
Depreciation and amortization expenses
     Depreciation and amortization expense decreased for the three and six months ended June 30, 2007 compared to the same period in 2006. The decrease is related to disposition activity since June 30, 2006.
General and administrative expenses
     General and administrative expenses increased approximately $3.3 million during the three months ended June 30, 2007 as compared to the same period in 2006 primarily as a result of a one time pension bonus of $1.4 million related to the initiation of the termination of our pension plan and an increase in incentives of approximately $1.0 million. The remaining variance is attributable to an increase in insurance expense and costs incurred as a result of unsuccessful ventures.
     General and administrative expenses increased approximately $4.2 million during the six months ended June 30, 2007 as compared to the same period in 2006 primarily as a result of a one time pension bonus of $1.4 million related to the initiation of the termination of our pension plan, a $1.0 million increase in salaries and incentives associated with the growth of the company and $0.4 million of additional expenses incurred related to the office and retail joint venture transactions that closed in June 2007. The remaining variance is attributable to an increase in insurance expense and costs incurred as a result of unsuccessful ventures.
Property management expenses
     These expenses consist of regional supervision and accounting costs related to property operations. Expenses increased $1.1 million and $0.9 million for the three and six months ended June 30, 2007, respectively, as compared to the same period in 2006 primarily as a result of the addition of regional supervision personnel.
Restructuring charges
     The restructuring charges recorded in the three months ended June 30, 2007 were comprised of termination benefits and severance costs associated with our strategic initiative to increase our multifamily focus (see Note 2 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q).

Impairment charge
     The impairment charge recorded in the three months ended June 30, 2007 related to the sale of a retail asset during July 2007 (see Note 2 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q).
Interest expense and debt cost amortization
     Interest expense and debt cost amortization decreased as a result of the pay down of debt associated with proceeds received from the joint venture transactions and the outright sale of four multifamily communities and two retail assets during the three months ended June 30, 2007
     Interest expense and debt cost amortization decreased as a result of the pay down of debt associated with proceeds received from the joint venture transactions and the outright sale of 12 multifamily communities and four retail assets during the six months ended June 30, 2007.
Loss on retirement of debt
     During the three months ended June 30, 2007, with proceeds from the office and retail joint venture transactions, we repaid $409.0 million of collateralized mortgages associated with 37 multifamily properties. These repayments resulted in a loss on retirement of debt during the three and six months ended June 30, 2007, comprised of approximately $29.2 million in prepayment penalties offset by the write-off of approximately $16.7 million of mark-to-market debt intangibles.
Other expense
     Other expense decreased due to lower income tax expense as a result of lower interest income from mezzanine lending activities during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
     Other expense decreased due to lower income tax expense as a result of lower interest income from mezzanine lending activities during the six months ended June 30, 2007, which was partially offset by a $2.1 million gain on the settlement of a $200 million forward starting swap during the three months ended June 30, 2006.
Equity in earnings from unconsolidated entities
     Income from unconsolidated entities increased $6.7 million for the six months ended June 30, 2007 due primarily to a $9.2 million gain on the sale of our 25% interest in Colonial Grand at Bayshore in March 2007.
Gains from sale of property
     Gains on sale of property increased primarily as a result of net gains of approximately $278.1 million recognized in connection with the sale of our 69.8% interest in the DRA/CLP JV and our 69.8% interest in the OZRE JV during June 2007 as part of our office and retail joint venture transactions. The remaining increase in gains relates to the sale of four multifamily communities and two retail assets during the three months ended June 30, 2007 (see Note 4 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q).
Dividends to preferred shareholders
     Dividends to preferred shareholders decreased $1.8 million and $3.4 million for the three and six months ended June 30, 2007, respectively, as compared to the same period in 2006 as a result of the redemption of the Series C Preferred Shares of Beneficial Interest on June 30, 2006 and the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest on May 30, 2007.
Discontinued Operations
     Included in the overall results discussed above are amounts associated with properties which have been sold or were classifies as held-for-sale as of June 30, 2007 (see Note 4 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q).
Liquidity and Capital Resources
     Our net cash provided by operating activities decreased from $90.4 million for the six months ended June 30, 2006 to $62.1 million for the six months ended June 30, 2007, primarily as a result of transactions associated with our strategic change during the six months ending June 30, 2007, including debt prepayment penalties of approximately $29.2 million and restructuring costs of $0.5 million.

     Net cash provided by investing activities increased from $62.5 million for the six months ended June 30, 2006 to $522.4 million for the six months ended June 30, 2007, primarily due to the sales proceeds from the office and retail joint venture transactions during the six months ending June 30, 2007. Additionally, the repayments of notes receivable increased approximately $36.5 million and distributions from unconsolidated entities increased approximately $13.5 million.
     Net cash flows used in financing activities increased from $154.1 million for the six months ended June 30, 2006 to $485.9 million for the six months ended June 30, 2007. The increase was primarily due to the special distribution of approximately $506.5 million paid in connection with the office and retail joint venture transactions during the six months ending June 30, 2007. Proceeds from initial borrowings related to the office and retail joint ventures totaled approximately $775.4 million, which were offset by net principal reductions from other borrowing activity of approximately $572.3 million during the six months ended June 30, 2007. The redemption of our Series E Cumulative Redeemable Preferred Shares on May 30, 2007 also resulted in cash used for financing activities of approximately $104.8 million during the six months ended June 30, 2007.
     Strategic Initiative
     As previously disclosed, our strategy to change our asset mix to generate approximately 75% to 80% of our net operating income from multifamily properties involved the contribution of a majority of our wholly-owned office assets and retail assets into a series of joint ventures (see Note 2 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q), as well as the outright sale of other retail assets. Capital proceeds from these transactions were used to reduce mortgage debt and pay a special dividend to our shareholders. These transactions did not have a material impact on our debt to equity ratios. We also anticipate maintaining our investment grade rating, and as such, do not expect capital availability to be materially impacted as a result of the transactions.
     Short-Term Liquidity Needs
     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly dividends and distributions that we pay to our common and preferred shareholders and holders of partnership units in CRLP. In the past, we have primarily satisfied these requirements through cash generated from operations and borrowings under our unsecured line of credit. We believe that cash generated from operations and dispositions of assets and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our cash flow.
     The majority of our revenue is derived from tenants and residents under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants and residents, and the ability of these tenants and residents to make their rental payments. Additionally, our reliance on third-party management fees has increased significantly as a result of an increase in joint venture activities and the related third-party management agreements.
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
     On April 25, 2007, our Board of Trustees authorized, and on May 30, 2007 we redeemed all of our remaining outstanding 4,190,414 Series E Depositary Shares, for a total cost of $104.8 million. This redemption was funded from borrowings under our unsecured line of credit. In connection with this redemption, we wrote off $0.3 million of associated issuance costs. The redemption price was $25.00 per Series E Depositary Share plus accrued and unpaid dividends for the period from April 1, 2007 through and including the redemption date, for an aggregate redemption price per Series E Depositary Share of $25.3175.
     Long-Term Liquidity Needs
     Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares, capital raised through the disposition of assets, and joint venture capital transactions. We have filed registration statements to facilitate issuance of debt and equity securities on an as-needed basis subject to our ability to effect offerings on satisfactory terms based on prevailing conditions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources.
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
     Our ability to raise funds through sales of common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. We will continue to analyze the source of capital that is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.
     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the six months ended June 30, 2007, we sold 12 multifamily apartment communities consisting of approximately 3,173 units and our 25% ownership interest in one multifamily apartment community consisting of 376 units. In addition to the sale of these multifamily properties, during the six months ended June 30, 2007, we sold four retail assets representing approximately 504.3 million square feet. The aggregate sales price of $311.4 million was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties and to fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.
     At June 30, 2007, our total outstanding debt balance was $1.9 billion. The outstanding balance includes fixed-rate debt of $1.8 billion, or 96.2% of the total debt balance, and floating-rate debt of $70.6 million, or 3.8% of the total debt balance. Our total market capitalization, calculated as a sum of the book value of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of June 30, 2007 was $4.1 billion and our ratio of debt to market capitalization was 44.7%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2007, we were in compliance with these covenants.
     Unsecured Revolving Credit Facilities
          As of June 30, 2007, CRLP, with the Trust as guarantor, has a $500.0 million unsecured revolving credit facility (“the Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. On June 21, 2007, the Trust, through CRLP, amended the Credit Facility and repaid its outstanding $100 million unsecured term loan. The amended Credit Facility has a maturity date of June 21, 2012. The amended Credit Facility also, among other thing, (i) amended certain financial covenants; (ii) decreased the applicable margin at each pricing level with respect to revolving LIBOR loans; (iii) decreased the capitalization rate for multifamily, office and retail properties; (iv) modified the fixed charge coverage ratio calculation; (v) increased the L/C commitment amount; the swingline commitment and the additional amount for revolving loan commitments that CRLP may request; and (vi) eliminated CRLP’s one-time right to extend the maturity date. In addition to the Credit Facility, we have a $40.0 million cash management line provided by Wachovia that will expire on March 22, 2008.
     Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that will allow us to convert up to $250.0 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on our unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 75 basis points.

     The Credit Facility, which is primarily used to finance property acquisitions and developments, had an outstanding balance at June 30, 2007 of $27.0 million. The interest rate of the Credit Facility, including the competitive bid balance, was 6.07% and 5.76% at June 30, 2007 and 2006, respectively. The cash management line of credit did not have an outstanding balance as of June 30, 2007.
     The Credit Facility contains various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying our debts as they become due. At June 30, 2007, we were in compliance with these covenants.
     During the three months ended June 30, 2007, we repaid $409.0 million of collateralized mortgages associated with 37 multifamily communities with proceeds from asset sales (See Note 2 and Note 4 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q). In conjunction with the repayment, we incurred $29.2 million of prepayment penalties. These penalties were offset by $16.7 million of write-offs related to the mark-to-market intangibles on the associated mortgage debt repaid. The weighted average interest rate of the mortgages repaid was 7.0%.
     Investing Activities
     During the second quarter of 2007, we acquired the remaining 65% interest in a 312-unit multifamily apartment community in which we already held a 35% interest and a 20% interest in a 319-unit multifamily apartment community for an aggregate purchase price of $26.9 million.
     During the second quarter of 2007, we continued with the development of eight multifamily apartment communities, two office properties and seven retail properties. These communities, if developed as anticipated, are expected to contain approximately 2,623 units, 324,000 square feet and 1,275,000 square feet, respectively, and the total investment, including land acquisition costs, is projected to be approximately $575.2 million, of which $98.6 million has been incurred as of June 30, 2007. We also continued the development of eight for-sale residential projects. If these communities are developed as anticipated, the total investment, including land acquisition costs, is projected to be approximately $260.5 million of which $48.8 million has been incurred as of June 30, 2007. In addition to the developments previously mentioned, during the second quarter of 2007, we began the development of four additional multifamily apartment communities and one office property, in which we are expected to invest $143.1 million to complete the developments, of which $20.7 million has been incurred as of June 30, 2007.
     In addition to the above mentioned wholly-owned development projects, we placed one partially-owned multifamily development property into service and continued with the development of one partially-owned multifamily development property, one partially-owned retail development property and one partially-owned for-sale residential development. If these unconsolidated projects are developed as anticipated, our portion of the total investment is projected to be approximately $53.3 million, of which $10.9 million has been incurred as of June 30, 2007. During the three months ended June 30, 2007, we invested $93.7 million in development projects and certain parcels of land that were acquired for future development.
     We regularly incur expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During the three and six months ended June 30, 2007, we incurred approximately $4.7 million and $13.3 million related to tenant improvements and leasing commissions, and approximately $7.6 million and $13.4 million of recurring capital expenditures, respectively, on consolidated properties. Subsequent to the office and retail joint venture transactions discussed above, these expenditures will be incurred by the respective joint ventures and are expected to be paid for out of cash from the joint ventures’ operations.
     Distributions
     The distribution on our common shares was $0.68 per share for the third quarter of 2007. We also pay regular quarterly distributions on our preferred shares. We also make regular quarterly distributions on common and preferred units in CRLP. We expect that, as a result of the change to our business resulting from the joint venture and outright retail asset sale transactions described above, our regular quarterly dividend rate will be reduced from an annualized dividend rate of $2.72 per common share to an annualized dividend rate of approximately $2.05 — $2.15 per common share, beginning with our common share dividend expected to be paid in November 2007. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary distribution payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders.
     In connection with the closing of the office and retail joint venture and outright retail asset sale transactions described above, we paid a special cash distribution of approximately $10.75 per common share, representing an aggregate distribution of approximately $506.5 million of the proceeds from these transactions.
Off-Balance Sheet Arrangements
     At June 30, 2007, our share of mortgage debt of unconsolidated joint ventures was $461.0 million (see Note 2 and Note 8 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our consolidated joint ventures). We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources. The execution of our current strategy to change our mix of assets has resulted in a significant increase in unconsolidated third party mortgage indebtedness, which could negatively impact our results of operations, liquidity or capital resources. See “Risk Factors — Risks Associated with our Current Strategy to Change our Asset Mix” included in Item 1A of our 2006 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
     Refer to our 2006 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the six months ended June 30, 2007, other than the following, there were no material changes to these policies.
     Revenue Recognition
     Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects are recognized in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). Under SFAS No. 66, we use the relative sales value method to allocate costs and recognize profits from condominium conversion sales.
     For newly developed for-sale residential projects, we account for each project under either the Completed Contract Method or the Percentage of Completion Method based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the percentage-of-completion method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of June 30, 2007, no condominium projects are accounted for under the percentage-of-completion method.
     Estimated future warranty costs on condominium conversion and for-sale residential sales are charged to cost of sales in the period when the revenues from such sales are recognized. Such estimated warranty costs are approximately 0.5% of total revenue. As necessary, additional warranty costs are charged to costs of sales based on management’s estimate of the costs to remediate existing claims.
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

     Impairment
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related for-sale residential projects under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded to the extent that the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of revenues, costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related cash flow streams, as well as consideration of other relevant market information.
Derivatives and Hedging
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps (including forward starting interest rate swaps) and caps as part of our cash flow hedging strategy. During the three months ended June 30, 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
     As of June 30, 2007, we had certain interest rate caps with a fair value of less than $1,000 included in other assets. The change in net unrealized income of $0.1 million and ($0.2) million for derivatives designated as cash flow hedges for the three and six months ended June 30, 2007, respectively, is a component of shareholders’ equity. The change in net unrealized income of $4.9 million and $6.3 million for derivatives designated as cash flow hedges for the three and six months ended June 30, 2006, respectively, is a component of shareholders’ equity. All outstanding derivatives were designated as hedges for the six months ended June 30, 2007. The change in fair value of derivatives not designated as hedges of $2.7 million is included in gains on hedging activities for the six months ended June 30, 2006.
     During May 2007, we settled a $100.0 million interest rate swap and received a payment of approximately $0.6 million. This interest rate swap was in place to convert a portion of the floating rate payments on our unsecured line of credit to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in May of 2007, due to the then-pending joint transactions (see Note 2 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q) and the expected pay down of our unsecured line of credit, this derivative no longer qualified for hedge accounting.
     As of June 30, 2007, we had approximately $7.1 million in accumulated other comprehensive income related to settled or terminated derivatives that will be reclassified to interest expense as interest payments are made on the our hedged debt.
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
     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2007, our exposure to rising interest rates was mitigated by the existing debt level of 44.7% of our total market capitalization, and the high percentage of fixed rate debt (96.2%). As it relates to the short-term, we anticipate increases in interest expense resulting from increasing inflation to be less than future increases in income before interest.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and unit data)	2007	2006	2007	2006

Net income available to common shareholders	$304,934	$28,495	$336,802	$33,935
Minority interest in CRLP	3,569	6,674	10,836	8,059
Minority interest in gain/(loss) on sales of undepreciated property	(82)	1,506	(224)	2,641

Total	$308,421	$36,675	$347,414	$44,635

Adjustments (consolidated):
Real estate depreciation	31,591	36,829	65,991	76,360
Real estate amortization	2,979	3,758	8,678	11,587
Consolidated gains from sales of property, net of income tax	(329,156)	(39,297)	(365,282)	(55,829)
Gains from sales of undepreciated property, net of income tax and minority interest (1)	1,144	7,052	5,397	9,623
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	3,717	3,979	7,399	7,410
Real estate amortization	1,587	1,673	3,054	2,880
Gains from sales of property	(73)	(960)	(8,554)	(1,200)

Funds from operations (2)	$20,210	$49,709	$64,097	$95,466

FFO per Share
Basic	$0.36	$0.89	$1.13	$1.71

Diluted	$0.35	$0.88	$1.12	$1.69

Weighted average common shares outstanding — basic	46,222	45,424	46,094	45,203
Weighted average partnership units outstanding — basic (3)	10,484	10,693	10,531	10,778

Weighted average shares and units outstanding — basic	56,706	56,117	56,625	55,981
Effect of diluted securities	653	473	640	485

Weighted average shares and units outstanding — diluted	57,359	56,590	57,265	56,466

(1)	We recognize incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds, less costs of sales, from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by our taxable REIT subsidiary.

(2)	Includes an $18.2 million impact from items related to the strategic transactions that occurred in the second quarter of 2007. The transaction related and other charges are as follows: $12.8 million related to loss on retirement of debt (which includes $0.3 million related to debt cost write-off included in Interest Expense and Debt Cost Amortization on the Consolidated Condensed Statements of Income), $1.5 million of restructuring charges, $1.4 million related to the initiation of the pension plan termination and $2.5 due to an asset impairment charge. Each of these charges relate to our change in strategy and were incurred during the three months ended June 30, 2007.

(3)	Represents the weighted average of outstanding units of minority interest in Colonial Realty Limited Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of June 30, 2007, we had approximately $70.6 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material in relation to our $1.9 billion of outstanding total debt, our $3.5 billion of total assets and $4.1 billion total market capitalization as of June 30, 2007.
     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $0.7 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.7 million. This assumes that the amount outstanding under our variable rate debt remains approximately $70.6 million, the balance as of June 30, 2007.
     As of June 30, 2007, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness as of June 30, 2007 of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 30, 2007, the Company redeemed all of its remaining outstanding 4,190,414 Series E Depositary Shares, each representing 1/100 of its 7.62% Series E Cumulative Redeemable Preferred Shares for a total cost of approximately $104.8 million. The Board of Trustees authorized the redemption of these shares in April 2007.
During the three months ended June 30, 2007, the Company issued 359,918 common shares of beneficial interest in exchange for common units of CRLP tendered for redemption by certain limited partners of CRLP in accordance with the terms of the agreement of limited partnership of CRLP. These common shares were issued in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on an exchange ratio of one common share for each common unit of CRLP.

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 25, 2007. The following is a tabulation of the voting on each proposal presented at the Annual Meeting:
Proposal 1 — Election of Trustees

Elected Trustees	Term Expires	Votes For	Votes Withheld

C. Reynolds Thompson	2008	39,814,709	681,341
Carl F. Bailey	2008	39,815,209	680,841
Claude B. Nielsen	2008	39,835,770	660,280
Donald T. Senterfitt	2008	39,803,075	692,975
Glade M. Knight	2008	39,782,975	713,075
Harold W. Ripps	2008	39,835,232	660,818
Herbert A. Meisler	2008	39,807,591	688,459
James K. Lowder	2008	36,715,400	3,780,650
John W. Spiegel	2008	36,804,638	3,691,412
M. Miller Gorrie	2008	36,726,023	3,770,027
Thomas H. Lowder	2008	36,717,800	3,778,250
Weston M. Andress	2008	36,740,405	3,755,645
William M. Johnson	2008	39,856,126	639,924
Proposal 2 — Ratification of Appointment of Independent Auditors
The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2007 was approved. The following votes were taken in connection with this proposal:

Votes For	40,349,215
Votes Against	73,923
Abstentions	50,798
Item 6. Exhibits
     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL PROPERTIES TRUST
Date: August 8, 2007	By:	/s/ Weston M. Andress
Weston M. Andress
President and Chief Financial Officer

Date: August 8, 2007	By:	/s/ John E. Tomlinson
John E. Tomlinson
Executive Vice President & Chief Accounting Officer (Principal Accounting Officer)

Index of Exhibits

2.1	Membership Interests Purchase Agreement (Office Joint Venture), dated as of April 25, 2007, between DRA G&I Fund IV Real Estate Investment Trust and Colonial Properties Trust	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007

2.2	Membership Interests Purchase Agreement (Retail Joint Venture), dated as of April 25, 2007, between OZRE Retail, LLC and Colonial Properties Trust	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007

2.3	First Amendment to Membership Interests Purchase Agreement (Retail Joint Venture), dated as of June 15, 2007, between OZRE Retail LLC and Colonial Properties Trust	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2007

3.1	Declaration of Trust of the Company, as amended	Filed herewith

3.2	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2007

10.1	Third Amended and Restated Agreement of Limited Partnership of CRLP, as amended	Filed herewith

10.2	First Amendment to Credit Agreement, dated June 2, 2006, among CRLP, the Company, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Filed herewith

10.3	Second Amendment to Credit Agreement, dated June 21, 2007, among CRLP, the Company, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2007

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

15.1	Letter re: Unaudited Interim Financial Information	Filed herewith

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith