Form 10-K
period 2007-12-31
COLONIAL PROPERTIES TRUST
filed 2008-02-29
CIK 909111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

     The aggregate market value of the 43,913,449 Common Shares of Beneficial Interest held by non-affiliates of the Registrant was approximately $1,600,645,216 based on the closing price of $36.45 as reported on the New York Stock Exchange for such Common Shares of Beneficial Interest on June 29, 2007.

     Number of the Registrant’s Common Shares of Beneficial Interest outstanding as of February 25, 2008: 47,292,433

i

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on April 23, 2008 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2007.

PART I

This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described herein. Such factors include, among others, the following:

•	national and local economic, business and real estate conditions, including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;

•	completion of our strategic initiative to become a multifamily focused real estate investment trust (“REIT”), which increases our exposure to risks inherent in investments in a single industry;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	risks of development or conversion of for-sale projects including, but not limited to, delays in obtaining required governmental permits and authorizations, cost overruns, and operating deficits;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our ability to continue to satisfy complex rules in order for us to maintain our status as a REIT for federal income tax purposes, the ability of our operating partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis;

•	other factors affecting the real estate industry generally; and

•	other risks identified in this annual report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

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

We are a self-administered equity REIT that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate property and for-sale residential property. Our activities include full or partial ownership of a diversified portfolio of 200 properties as of December 31, 2007, located in Alabama, Arizona, California, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. As discussed below, we anticipate that, consistent with our strategic initiative to become a multifamily focused REIT, we will generate the majority of our future net operating income from multifamily apartment communities.

As of December 31, 2007, we owned or maintained a partial ownership in 122 multifamily apartment communities containing a total of 36,314 apartment units (consisting of 102 wholly-owned consolidated properties and 20 properties partially-owned through unconsolidated joint venture entities aggregating 30,371 and 5,943 units, respectively) (the “multifamily apartment communities”), 48 office properties containing a total of approximately 16.1 million square feet of office space (consisting of two wholly-owned consolidated properties and 46 properties partially-owned through unconsolidated joint-venture entities aggregating 0.2 and 15.9 million square feet, respectively) (the “office properties”), 30 retail properties containing a total of approximately 7.8 million square feet of retail space, excluding anchor-owned square-footage (consisting of four wholly-owned properties and 26 properties partially-owned through unconsolidated joint venture entities aggregating 0.7 million and 7.1 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to herein collectively as the “properties”. As of December 31, 2007, consolidated multifamily, office and retail properties that had achieved stabilized occupancy (which we have defined as having occurred once the property has attained 93% physical occupancy) were 96.0%, 97.1% and 90.4% leased, respectively.

We are the direct general partner of, and as of December 31, 2007, held approximately 82.5% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP” or the “Operating Partnership”). We conduct all of our business through CRLP, Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for our properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential and condominium conversion activities through CPSI.

As a lessor, the majority of our revenue is derived from residents and tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants and residents, and the ability of these tenants and residents to make their rental payments. Additionally, our reliance on third-party management fees has increased significantly as a result of an increase in joint venture activities and the related third-party management agreements.

We were formed in Maryland on July 9, 1993. We were reorganized as an Alabama real estate investment trust in 1995. Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700.

Business Strategy

In November 2006, we announced that we were accelerating our plan to become a multifamily focused REIT. To facilitate this plan, in June 2007, we completed two joint venture transactions, one involving 26 properties and the other involving 11 properties. In addition, in July 2007, we completed the outright sale of an additional 12 retail properties. Each of these transactions is discussed in more detail below.

On June 15, 2007, we completed the office joint venture transaction with DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”). We sold to DRA our 69.8% interest in the newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $379.0 million. We retained, through CRLP, a 15% minority interest in the DRA/CLP JV (see Notes 2 and 9 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K), as well as management and leasing responsibilities for the 26 properties. In addition to the approximate 69.8% interest purchased from us, DRA purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As of December 31, 2007, DRA owned an approximate 72.4% interest in the DRA/CLP JV, we owned a 15% interest and certain limited partners of CRLP that did not elect to sell their interests in DRA/CLP JV owned the remaining approximate 12.6% interest. The purchase price paid by DRA for each limited liability company interest it acquired in the DRA/CLP JV was based on a portfolio value of approximately $1.13 billion, of which approximately $588.2 million was funded with mortgage indebtedness. We recorded a net gain of approximately $211.8 million on the sale of our 69.8% interest to DRA. We also deferred a gain of approximately $7.2 million as a result of certain obligations we assumed in the transaction. We recognized approximately $3.0 million of this deferred gain as a result of a reduction of certain of the related obligations during 2007. In connection with the office joint venture transaction, 85% of the DRA/CLP JV membership units were distributed to the Company and all limited partners of CRLP on a pro-rata basis. We recorded this distribution at book value.

On June 20, 2007, we completed the retail joint venture transaction with OZRE Retail, LLC (“OZRE”). We sold to OZRE our 69.8% interest in the newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. We retained, through CRLP, a 15% minority interest in the OZRE JV (see Notes 2 and 9 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K), as well as management and leasing responsibilities for the 11 properties. In addition to the approximate 69.8% interest purchased from us, OZRE purchased an aggregate of 2.7% of the interests in the OZRE JV from limited partners of CRLP. As of December 31, 2007, OZRE owned an approximate 72.5% interest in the OZRE JV, we owned a 15% interest and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV owned the remaining approximate 12.5% interest. The purchase price paid by OZRE for each limited liability company interest it acquired in the OZRE JV was based on a portfolio value of approximately $360.0 million, of which approximately $187.2 million was funded with mortgage indebtedness. We recorded a net gain of approximately $64.7 million on the sale of our 69.8% interest to OZRE. We also deferred a gain of approximately $8.5 million as a result of certain obligations we assumed in the transaction. We recognized approximately $5.5 million of this deferred gain as a result of a reduction of certain of the related obligations during 2007. In connection with the retail joint venture transaction, 85% of the OZRE JV membership units were distributed to the Company and all limited partners of CRLP on a pro-rata basis. We recorded this distribution at book value.

In July 2007, we completed our strategic initiative to become a multifamily focused REIT with the outright sale of an additional 12 retail assets and the sale of our interests in one other retail asset (the asset sales, together with the joint venture transactions completed in June 2007 are collectively referred to herein as the “Strategic Transactions”). As a result of the sale of one of these wholly-owned assets, we recorded an impairment charge of approximately $2.5 million during 2007. This charge is included in Income from Discontinued Operations in the Consolidated Statements of Income and Comprehensive Income included in Item 8 of this Form 10-K.

As a result of the joint venture transactions discussed above, we paid a special distribution of $10.75 per share on June 27, 2007. The remaining proceeds from these transactions were used to pay down a portion of our outstanding indebtedness (see Note 11 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K). During June 2007, we incurred approximately $29.2 million in prepayment penalties, which was partially offset by the write-off of approximately $16.7 million of debt intangibles. These amounts are included in

Losses on retirement of debt in the Consolidated Statements of Income and Comprehensive Income included in Item 8 of this Form 10-K.

While there will be less capital allocated to our commercial businesses, we will continue to utilize our development, leasing and management expertise. We expect to continue our emphasis on value creation through the development of multifamily, office, mixed-use and open-air shopping center properties.

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

Acquisitions and Developments

The following table summarizes our acquisitions and developments that were completed in 2007. For the purposes of the following table and throughout this Form 10-K, the size of a multifamily property is measured by the number of units and the size of an office property and retail property is measured in square feet.

		Total Units/	Total
	Location	Square Feet (1)	Cost
			(In thousands)

Consolidated Acquisitions:
Multifamily Properties
Colonial Grand at Old Town
Scottsdale North	Phoenix, AZ	208	$33,800
Colonial Grand at Old Town
Scottsdale South	Phoenix, AZ	264	42,200
Colonial Grand at Inverness Commons	Phoenix, AZ	300	41,298
Merritt at Godley Station(2)	Savannah, GA	312	20,900

Total Consolidated Acquisitions		1,084	$138,198

Unconsolidated Acquisitions:
Multifamily Properties(3)
Fairmont at Fossil Creek(4)	Fort Worth, TX	240	$3,195
Auberry at Twin Creeks(4)	Dallas, TX	216	3,098
Colonial Village at Cary	Raleigh, NC	319	5,980

		775	12,273

Office Properties(3)
Huntsville TIC	Huntsville, AL	1,701,925	88,743

Total Unconsolidated Acquisitions			$101,016

Completed Developments:
Multifamily Property
Colonial Grand at Round Rock	Austin, TX	422	$35,000
Colonial Grand at Canyon Creek(5)	Austin, TX	336	7,900

		758	42,900

Office Properties
Colonial Center Brookwood	Birmingham, AL	169,256	42,800
Northrup Grumman Building(6)	Huntsville, AL	110,275	17,000
Colonial Center TownPark 300(6)	Orlando, FL	150,000	21,600

		429,531	81,400

Retail Properties
Colonial Pinnacle Tutwiler Farms II	Birmingham, AL	65,000	9,000
Colonial Promenade Alabaster II	Birmingham, AL	353,519	22,600
Colonial Pinnacle Craft Farms I	Gulf Shores, AL	368,024	48,100

		786,543	79,700

For-Sale Properties
Regatta at James Island	Charleston, SC	212	25,700
Southgate on Fairview(7)	Charlotte, NC	47	16,400

		259	42,100

Total Completed Developments			$246,100

(1)	Square footage includes anchor-owned square footage.

(2)	Prior to our acquisition of the remaining 65% interest in this property in May 2007, we owned a 35% interest in this property through one of our unconsolidated joint ventures.

(3)	Amount represents our portion of the acquisition cost, including mortgage debt issued or assumed.

(4)	In 2008, we sold our interests in these properties. See the discussion under “Recent Events” below.

(5)	Represents 25% of development costs, as we are a 25% equity partner in this unconsolidated development.

(6)	These completed developments are part of the DRA/CLP JV, in which we own 15%.

(7)	Total costs are presented net of a $0.8 million impairment charge recorded during 2007.

Acquisitions

During 2007, we acquired three wholly-owned multifamily apartment communities and a partial interest in three multifamily apartment communities. We also acquired the remaining interest in a multifamily apartment community (Merritt at Godley Station), in which we had a partial interest in since April 2005. We provide management services for all partially-owned multifamily properties acquired during 2007. In addition to these acquisitions, we also acquired certain parcels of land to be used in developments (see Development Activity below).

Multifamily Properties

Colonial Grand at Old Town Scottsdale North — On January 31, 2007, we acquired a 208-unit multifamily apartment community, Colonial Grand at Old Town Scottsdale North (formerly Monte Carlo Apartments) located in Phoenix, Arizona. The property was acquired for $33.8 million, which was funded with proceeds from asset sales and from borrowings under our unsecured credit facility.

Colonial Grand at Old Town Scottsdale South — On January 31, 2007, we acquired a 264-unit multifamily apartment community, Colonial Grand at Old Town Scottsdale South (formerly Monaco Apartments) located in Phoenix, Arizona. The property was acquired for $42.2 million, which was funded with proceeds from asset sales and from borrowings under our unsecured credit facility.

Fairmont at Fossil Creek — On February 15, 2007, we acquired a 15% partnership interest in Fairmont at Fossil Creek, a 240-unit multifamily apartment community located in Fort Worth, Texas. Our 15% investment in the partnership was approximately $3.2 million, which consisted of $2.6 million of newly issued mortgage debt and $0.6 million of cash. The cash portion of this investment was funded from borrowings under our unsecured credit facility.

Auberry at Twin Creeks — On February 28, 2007, we acquired a 15% partnership interest in Auberry at Twin Creeks, a 216-unit multifamily apartment community located in Dallas, Texas. Our 15% investment in the partnership was approximately $3.1 million, which consisted of $2.6 million of newly issued mortgage debt and $0.5 million of cash. The cash portion of this investment was funded from borrowings under our unsecured credit facility.

Colonial Grand at Inverness Commons — On March 1, 2007, we acquired a 300-unit multifamily apartment community, Colonial Grand at Inverness Commons (formerly Sandbridge), located in Phoenix, Arizona. The property was acquired for $41.3 million in cash, which was funded by proceeds from asset sales and borrowings under our unsecured credit facility.

Merritt at Godley Station — On May 1, 2007, we acquired the remaining 65% interest in a 312-unit multifamily apartment community, Merritt at Godley Station, located in Savannah, Georgia. We acquired our initial 35% interest as a part of the merger with Cornerstone Realty Income Trust in April 2005. The remaining 65% interest was acquired for a total price of $20.9 million, which consisted of the assumption of $12.3 million of existing mortgage debt and $8.6 million of cash. The cash portion of this investment was funded by proceeds from asset sales and borrowings under our unsecured credit facility.

Colonial Village at Cary — On May 23, 2007, we acquired a 20% partnership interest in Colonial Village at Cary, a 319-unit multifamily apartment community located in Raleigh, North Carolina. Our 20% investment in the partnership was approximately $6.0 million, which consisted of $4.3 million of newly issued mortgage debt and $1.7 million of cash. The cash portion of this investment was funded from borrowings under our unsecured credit facility.

Office Properties

Huntsville TIC — On November 7, 2007, we and our partner, DRA, disposed of our interest in nine office properties containing 1.7 million square feet located in Huntsville, Alabama that were originally acquired from us in June 2007 in connection with the office joint venture transaction. As part of the transaction, we acquired a 40% interest (of which 30% is owned by CPSI, our taxable REIT subsidiary) in three separate tenancy in common (TIC) investments of the same nine office properties for a total acquisition price of $88.7 million, which included the issuance of $43.0 million of third-party secured financing and $30.4 million of ground lease financing. We continue to manage the nine properties and intend to sell CPSI’s 30% ownership position in each of these TIC investments during 2008 through offerings sponsored by Bluerock Real Estate, LLC (the 60% partner) to unrelated TIC investors, and to retain CRLP’s 10% ownership interest.

Completed Developments

Multifamily Properties

Colonial Grand at Round Rock — During the first quarter of 2007, we completed the development of Colonial Grand at Round Rock, a 422-unit multifamily apartment community located in Austin, Texas. Project development costs, including land acquisition costs, were $35.0 million and were funded through our unsecured credit facility.

Colonial Grand at Canyon Creek — During the fourth quarter of 2007, we completed the development of Colonial Grand at Canyon Creek, a joint venture development with an affiliate of Abacus Capital Group, LLC in which we own a 25% interest. Colonial Grand at Canyon Creek is a 336-unit multifamily apartment community located in Austin, Texas. Our portion of the project development costs, including land acquisition costs, was $7.9 million and was funded through our unsecured credit facility.

Office Properties

Colonial Center TownPark 300 — During the first quarter of 2007, we completed the development of Colonial Center TownPark 300, a 150,000 square foot development located in Orlando, Florida. Project development costs, including land acquisition costs, were $21.6 million and were funded through our unsecured credit facility. We sold 85% of our interest in this building as part of the DRA/CLP JV transaction.

Colonial Center Brookwood — During the third quarter of 2007, we completed the development of Colonial Center Brookwood, a 169,000 square foot development located in Birmingham, Alabama. Project development costs were $42.8 million and were funded through our unsecured credit facility.

Northrop Grumman Building — During the first quarter of 2007, we completed the development of the Northrop Grumman Building, an 110,000 square foot development located in Huntsville, Alabama. Project development costs, including land acquisition costs, were $17.0 million and were funded through our unsecured credit facility. We sold 85% of our interest in this building as part of the DRA/CLP JV transaction.

Retail Properties

Colonial Pinnacle Craft Farms I — During the third quarter of 2007, we completed the development of Colonial Pinnacle Craft Farms I, a 243,000 square foot development, excluding anchor-owned square-footage (368,000 square feet, including anchor-owned square footage), located in Gulf Shores, Alabama. Project costs, including land acquisition costs, were $48.1 million and were funded through our unsecured credit facility. We sold 85% of our interest in this property to a joint venture partner during the third quarter of 2007.

Colonial Pinnacle Tutwiler Farms II — During the fourth quarter of 2007, we completed the development of Colonial Pinnacle at Tutwiler Farms II, a 65,000 square foot development located in Birmingham, Alabama. Project development costs, including land acquisition costs, were $9.0 million and were funded through our unsecured credit facility. We sold 95% of our interest in this property to a joint venture partner during the fourth quarter of 2007.

Colonial Promenade Alabaster II — During the fourth quarter of 2007, we completed the development of Colonial Promenade Alabaster II, a 127,000 square foot development, excluding anchor-owned square-footage (354,000 square feet, including anchor-owned square footage), located in Birmingham, Alabama. Project development costs, including land acquisition costs, were $22.6 million and were funded through our unsecured credit facility. We sold 95% of our interest in this property to a joint venture partner during the fourth quarter of 2007.

For-Sale Properties

Regatta at James Island — During 2007, we completed the development of Regatta at James Island, a 212-unit condominium development located in Charleston, South Carolina. Project development costs, including land acquisition costs, were $25.7 million and were funded through our unsecured credit facility.

Southgate on Fairview — During 2007, we completed the development of Southgate on Fairview, a 47-unit development located in Charlotte, North Carolina. Project development costs, including land acquisition costs, were $16.4 million, net of an $0.8 million impairment charge recorded during 2007, and were funded through our unsecured credit facility.

Development Activity

The following table summarizes our properties that are under construction, including undeveloped land, at December 31, 2007. Unless otherwise noted, all developments will be funded through our unsecured credit facility (discussed in this Form 10-K below under the heading “Management’s Discussion and Analysis — Liquidity and Capital Resources”):

	Total			Costs
	Units/		Estimated	Capitalized
	Square	Estimated	Total Costs	to Date
	Feet (1)	Completion	(In thousands)	(In thousands)

Multifamily Projects:
Current:
Colonial Grand at Ayrsley	368	2008	$34,900	$26,560
Colonial Grand at Ashton Oaks	362	2009	34,300	5,718
Colonial Grand at Huntersville	250	2008	25,900	22,088
Colonial Grand at Onion Creek (formerly Double Creek)	300	2008	31,800	14,132
Colonial Grand at Shelby Farms II	154	2008	13,100	12,301
Colonial Village at Godley Lake	288	2008	26,200	10,235
Colonial Village at Matthews Commons	216	2008	21,100	2,904
Enclave(2)(3)	84	2008	26,200	19,456
Future:
Colonial Grand at Azure	188	2009	26,400	6,855
Colonial Grand at Cityway (formerly Ridell Ranch)	376	2010	34,300	4,490
Colonial Grand at Desert Vista	380	2009	52,000	15,621
Colonial Grand at Hampton Preserve	486	2010	60,800	11,660
Colonial Grand at Randal Park(4)	600	2009	76,700	10,668
Colonial Grand at South End	344	2010	52,100	10,148
Colonial Grand at Sweetwater	195	2009	24,200	6,333
Colonial Grand at Thunderbird	244	2009	29,500	7,666
Colonial Grand at Wakefield	365	2009	36,800	4,402
Commercial
Current:
Office Projects:
Colonial Center TownPark 400(4)	176,000	2008	30,400	16,513
Metropolitan(4)	153,000	2008	35,200	26,800
Retail Projects:
Colonial Promenade Fultondale(5)	100,400	2008	7,136	2,657
Colonial Promenade Tannehill	474,000	2008	50,700	21,653
Metropolitan(4)	189,000	2008	53,700	25,900
Future:
Retail Projects:
Colonial Pinnacle Craft Farms II	75,000	2011	11,100	1,415
Colonial Promenade Huntsville	220,000	2010	17,600	8,556
For Sale Projects:
Lots:
Colonial Traditions at Gulf Shores(3)(6)	—	2012	22,800	21,576
Cypress Village (lots)(3)	236	2014	20,884	17,986
Spanish Oaks (lots)(7)	200	2011	16,896	14,044
Residential:
Grander(3)	26	2010	11,374	8,171
Cypress Village II (townhomes)(3)	96	2014	26,600	21,539
Metropolitan(4)	101	2009	41,200	12,700
Other Projects and Undeveloped Land

Footnotes on the following page

	Total			Costs
	Units/		Estimated	Capitalized
	Square	Estimated	Total Costs	to Date
	Feet (1)	Completion	(In thousands)	(In thousands)

For-Sale Land and Predevelopment				73,587
Heathrow Land and Infrastructure				14,101
TownPark Land and Infrastructure				4,191
Land & Other				48,784

Total Consolidated Construction in Progress				$531,410

Unconsolidated:
Regents Park (For-Sale)(3)(8)	23	2009	18,700	17,400
Colonial Promenade Smyrna(4)(9)	441,324	2008	17,400	16,400
Colonial Grand at Traditions(4)(10)	324	2008	15,100	13,100
Colonial Grand at Lake Forest(11)	529	2010	12,600	1,200

Total Unconsolidated Construction in Progress				$48,100

(1)	Square footage for the retail assets including anchor-owned square-footage.

(2)	Enclave, formerly a for-sale residential project, is now being developed as a multifamily apartment community.

(3)	During the third quarter of 2007, we recorded a $43.3 million non-cash impairment charge ($26.8 million net of income tax) associated with these projects as a result of the deterioration in the single family housing market. Estimated Total Costs and Costs Capitalized to Date are net of the $43.3 million impairment charge, $0.8 million of which relates to Southgate on Fairview, a for-sale residential property classified as held for sale on our Consolidated Balance Sheet.

(4)	These projects are part of mixed-use developments.

(5)	Estimated Total Costs and Costs Capitalized to Date are net of $17.2 million, which represent a portion of the development placed into service during 2007. Total Square Feet is net of 261,000 square feet, which represent the portion of the development placed into service during 2007.

(6)	This project will include the sale of undeveloped land parcels.

(7)	Estimated Total Costs and Costs Capitalized to Date are net of $0.7 million, which represent portions of lots sold during 2007.

(8)	Development costs represent 40% of total development costs, as we are a 40% partner in this project.

(9)	Development costs represent 50% of total development costs, as we are a 50% partner in this project.

(10)	Development costs represent 35% of total development costs, as we are a 35% partner in this project.

(11)	Development costs represent 20% of total development costs, as we are a 20% partner in this project.

Multifamily Development Activity

Colonial Grand at Ayrsley — During 2007, we continued the development of Colonial Grand at Ayrsley, a 368-unit multifamily apartment community located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to be $34.9 million. The development is expected to be completed in the third quarter of 2008.

Colonial Grand at Ashton Oaks — We expect to begin the development of Colonial Grand at Ashton Oaks, a 362-unit multifamily apartment community located in Austin, Texas, in the first quarter of 2008. Project development costs, including land acquisition costs, are expected to be $34.3 million. The development is expected to be completed in the fourth quarter of 2009.

Colonial Grand at Huntersville — During 2007, we continued the development Colonial Grand at Huntersville, a 250-unit multifamily apartment community located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to be $25.9 million. The development is expected to be completed in the first quarter of 2008.

Colonial Grand at Onion Creek (formerly Double Creek) — During 2007, we continued the development of Colonial Grand at Onion Creek, a 300-unit multifamily apartment community located in Austin, Texas. Project development costs, including land acquisition costs, are expected to be $31.8 million. The development is expected to be completed in the fourth quarter of 2008.

Colonial Grand at Shelby Farms II — During the first quarter of 2007, we began the development of Colonial Grand at Shelby Farms II, a 154-unit multifamily apartment community located in Memphis, Tennessee. Project development costs, including land acquisition costs, are expected to be $13.1 million. The development is expected to be completed in the first quarter of 2008.

Colonial Village at Godley Lake — During the third quarter of 2007, we began the development of Colonial Village at Godley Lake, a 288-unit multifamily apartment community located in Savannah, Georgia. Project development costs, including land acquisition costs, are expected to be $26.2 million. The development is expected to be completed in the fourth quarter of 2008.

Colonial Village at Matthews Commons — During the fourth quarter of 2007, we began the development of Colonial Village at Matthews Commons, a 216-unit multifamily apartment community located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to be $21.1 million. The development is expected to be completed in the fourth quarter of 2008.

Enclave (formerly The Renwick) — During 2007, we continued the development of Enclave, an 84-unit development located in Charlotte, North Carolina. This project was initially a for-sale residential project but is now being developed as a multifamily apartment community. Project development costs, including land acquisition costs, are expected to total $26.2 million, net of a $5.4 million impairment charge recorded during 2007. The development is expected to be completed in the second quarter of 2008.

Colonial Grand at Traditions — During 2007, we continued the development of Colonial Grand at Traditions, a 324-unit multifamily apartment community located in Gulf Shores, Alabama, which we are developing through one of our unconsolidated joint ventures. Our portion of the project development costs, including land acquisition costs, is expected to be $15.1 million, and will be funded primarily through a secured construction loan. We are a 35% partner in this project; therefore, development costs represent 35% of total development costs. The development, which is part of the Traditions mixed use development, is expected to be completed in the first quarter of 2008.

Future Multifamily Development Activity

Colonial Grand at Azure — We expect to begin the development of Colonial Grand at Azure, a 188-unit multifamily apartment community located in Las Vegas, Nevada, in the second quarter of 2008. Project development costs, including land acquisition costs, are expected to be $26.4 million. The development is expected to be completed in the fourth quarter of 2009.

Colonial Grand at Cityway (formerly Ridell Ranch) — We expect to begin the development of Colonial Grand at Cityway, a 376-unit multifamily apartment community located in Austin, Texas, in the third quarter of 2008. Project development costs, including land acquisition costs, are expected to be $34.3 million. The development is expected to be completed in second quarter of 2010.

Colonial Grand at Desert Vista (formerly Pecos) — We expect to begin the development of Colonial Grand at Desert Vista, a 380-unit multifamily apartment community located in Las Vegas, Nevada, in the first quarter of 2008. Project development costs, including land acquisition costs, are expected to be $52.0 million. The development is expected to be completed in the second quarter of 2009.

Colonial Grand at Hampton Preserve — We expect to begin the development of Colonial Grand at Hampton Preserve, a 486-unit multifamily apartment community located in Tampa, Florida, in the second quarter of 2008. Project development costs, including land acquisition costs, are expected to be $60.8 million. The development is expected to be completed in the third quarter of 2010.

Colonial Grand at Randal Park — We expect to begin the development of Colonial Grand at Randal Park, a 600-unit multifamily apartment community located in Orlando, Florida, in the second quarter of 2008. Project development costs, including land acquisition costs, are expected to be $76.7 million. The development is expected to be completed in the fourth quarter of 2009.

Colonial Grand at South End — We expect to begin the development of Colonial Grand at South End, a 344-unit multifamily apartment community located in Charlotte, North Carolina, in the second quarter of 2008. Project development costs, including land acquisition costs, are expected to be $52.1 million. The development is expected to be completed in the fourth quarter of 2010.

Colonial Grand at Sweetwater — We expect to begin the development of Colonial Grand at Sweetwater, a 195-unit multifamily apartment community located in Phoenix, Arizona, in the second quarter of 2008. Project development costs, including land acquisition costs, are expected to be $24.2 million. The development is expected to be completed in the third quarter of 2009.

Colonial Grand at Thunderbird — We expect to begin the development of Colonial Grand at Thunderbird, a 244-unit multifamily apartment community located in Phoenix, Arizona, in the second quarter of 2008. Project development costs, including land acquisition costs, are expected to be $29.5 million. The development is expected to be completed in the fourth quarter of 2009.

Colonial Grand at Wakefield — We expect to begin the development of Colonial Grand at Wakefield, a 365-unit multifamily apartment community located in Raleigh, North Carolina, in the first quarter of 2008. Project development costs, including land acquisition costs, is expected to be $36.8 million. The development is expected to be completed in the third quarter of 2009.

Colonial Grand at Lake Forest — We expect to begin the development of Colonial Grand at Lake Forest, a 529-unit multifamily apartment community located in Dallas, Texas, in the second quarter of 2008, which we are developing through one of our unconsolidated joint ventures. Our portion of the project development costs, including land acquisition costs, is expected to be $12.6 million. We are a 20% partner in this project; therefore, development costs represent 20% of total development costs. The development is expected to be completed in the first quarter of 2010.

All of the new multifamily communities listed above will have numerous amenities, including a cyber café, a fitness center, a resort style swimming pool and a resident business center.

Office Development Activity

Colonial Center TownPark 400 — During the second quarter of 2007, we began the development of Colonial Center TownPark 400, a 176,000 square foot office property, located in Orlando, Florida. Project development costs, including land acquisition costs, are expected to be $30.4 million. The development, which is part of the Colonial TownPark Lake Mary mixed use development, is expected to be completed in the second quarter of 2008.

Metropolitan — During 2007, we continued the development of Metropolitan, a 153,000 square foot office property, located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to be $35.2 million. The development, which is part of the Metropolitan mixed use development, is expected to be completed in the second quarter of 2008.

Retail Development Activity

Colonial Promenade Fultondale — During 2007, we continued the development of Colonial Promenade at Fultondale, a 234,000 square foot development, excluding anchor-owned square footage (397,000 square feet, including anchor-owned square footage), located in north Birmingham, Alabama. Project development costs, including land acquisition costs, are expected to total $24.3 million. We expect to complete the project in the second quarter of 2008.

Colonial Promenade Tannehill — During 2007, we continued the development of Colonial Promenade at Tannehill, a 346,800 square foot development, excluding anchor-owned square-footage (474,400 square feet, including anchor-owned square footage), located in Birmingham, Alabama. Project development costs, including land acquisition costs, are expected to total $50.7 million. We expect to complete the project in the third quarter of 2008.

Metropolitan — During 2007, we continued the development of Metropolitan, an 189,000 square foot development, located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to total $53.7 million. The development, which is part of the Metropolitan mixed use development, is expected to be completed in the fourth quarter of 2008.

Colonial Promenade Smyrna — During 2007, we continued the development of Colonial Promenade at Smyrna, a 50% joint venture development with Blanchard and Calhoun Commercial. The center is expected to total approximately 174,000 square feet, excluding anchor-owned square-footage (441,000 square feet, including anchor-owned square footage), and is located in Nashville, Tennessee. Our portion of project development costs, including land acquisition costs, is expected to be $17.4 million and will be funded primarily through a construction loan. We expect to complete the project in the second quarter of 2008.

Future Retail Development Activity

Colonial Pinnacle Craft Farms II — We expect to begin the development of Colonial Pinnacle at Craft Farms II, a 75,000 square foot development, located in Gulf Shores, Alabama, in 2010. Project development costs, including land acquisition costs, are expected to total $11.1 million. We expect to complete construction on the project in 2011.

Colonial Promenade Huntsville — We expect to begin the development of Colonial Promenade Huntsville, a 90,000 square foot development, excluding anchor-owned square-footage (220,000 square feet, including anchor-owned square footage), located in Huntsville, Alabama, in 2009. Project development costs, including land acquisition costs, are expected to total $17.6 million. We expect to complete construction on the project in 2010.

Ongoing For-Sale Development Activity

We are developing each of the for-sale projects discussed below through our taxable REIT subsidiary, CPSI.

Colonial Traditions at Gulf Shores — During 2007, we continued the development of the Colonial Traditions at Gulf Shores, a residential lot development located in Gulf Shores, Alabama. Project development costs, including land acquisition costs, are expected to total $22.8 million. We expect to begin sales of completed lots in the third quarter of 2009. This project will also include the sale of undeveloped land parcels.

Grander — During 2007, we continued the development of Grander, a 26-unit residential development located in Gulf Shores, Alabama. Project development costs, including land acquisition costs, are expected to total $18.9 million, net of a $4.3 million impairment charge recorded during 2007. We began selling these units in the fourth quarter of 2006 and had sold 12 of the 26 townhouse units as of December 31, 2007.

Cypress Village — During 2007, we continued the development of Cypress Village, a residential community that will consist of 96 townhouse units and 236 for-sale residential lots located in Gulf Shores, Alabama. Project development costs, including land acquisition costs, are expected to total $48.1 million, net of a $31.6 million impairment charge recorded during 2007. We began selling lots in this development in the fourth quarter of 2006 and had sold five of the 236 available lots as of December 31, 2007. During January 2008, we moved this development project out of the for-sale residential pipeline and into the multifamily rental pool.

Spanish Oaks — During 2007, we continued to sell undeveloped land parcels at Spanish Oaks, a 200-lot residential development located in Mobile, Alabama. Project development costs, including land acquisition costs, are expected to total $16.9 million. We began selling lots in the first quarter of 2007 and had sold 14 of the 200 available lots as of December 31, 2007.

Metropolitan — During 2007, we continued the development of Metropolitan, a 101-unit condominium development located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to total $41.2 million. The development is part of the Metropolitan mixed use development. We expect to begin sales of completed units in the third quarter of 2008.

Regents Park — During 2007, we continued the development of Regents Park, a joint venture development with Carter and Associates in which we own a 40% interest. This development will consist of 23 townhomes located in Atlanta, Georgia. Our portion of project development costs, including land acquisition costs, is expected to total $18.7 million, net of a $1.2 million impairment charge recorded during 2007. In addition, we provided a $40.0 million construction loan to the joint venture, under which $25.6 million was outstanding as of December 31, 2007. We began closing on sales of completed units in the fourth quarter of 2007 and had sold four of the 23 available units as of December 31, 2007.

Dispositions

During 2007, we disposed of all or a portion of our interests in 14 multifamily apartment communities, 24 office properties, 29 retail properties and three retail developments, having an aggregate value of approximately $2.1 billion. We also generated approximately $48.6 million from our pro rata share of the dispositions of two properties held through two of our joint ventures. In addition, throughout 2007, we sold various parcels of land located adjacent to our existing properties for an aggregate sales price of approximately $15.2 million. The multifamily communities, office properties, retail properties and land parcels, and interests in such properties, as applicable, disposed of during 2007 generated an aggregate sales price of approximately $2.2 billion. The proceeds from the 2007 dispositions were used to repay a portion of the borrowings outstanding under our unsecured credit facility, to repay collateralized debt, and to fund other investment activities. These dispositions are summarized below.

Multifamily Dispositions

During 2007, we disposed of 12 multifamily apartment communities and our 25% interest in two multifamily apartment communities representing an aggregate of 3,880 units.

Office Dispositions

During 2007, we sold 85% of our interest in 24 office assets to the DRA/CLP JV. Subsequently, the DRA/CLP JV sold nine of these assets to Bluerock Real Estate, LLC. As a part of that transaction, we acquired a 40% interest (of which 30% is owned by CPSI, our taxable REIT subsidiary) in three separate TIC investments of the same nine properties. In addition, the DRA/CRT JV sold two office assets during 2007. These office assets represent, in the aggregate, approximately 7.8 million square feet, 6.6 million of which we continue to manage and lease.

Retail Dispositions

During 2007, we sold 15 wholly-owned retail assets and our 90% interest in a retail center. We also sold 85% of our interest in two retail assets to the DRA/CLP JV and 85% of our interest in 11 retail assets to the OZRE JV. These retail assets, sold during 2007, represent, in the aggregate, approximately 6.1 million square feet, 3.0 million of which we continue to manage and lease. In addition to these dispositions, we also disposed of our majority interests in three retail developments completed during 2007. These retail development assets represent, in the aggregate, approximately 0.7 million square feet, all of which we continue to manage and lease.

The following table is a summary of our operating property disposition activity in 2007:

		Units/Square		Gain on
Property	Location	Feet	Sales Price(1)	Sales of Property
			(In thousands)	(In thousands)

Multifamily
Beacon Hill	Charlotte, NC	349	$15,909	$1,144
Clarion Crossing	Raleigh, NC	260	15,909	1,144
Colonial Grand at Enclave	Atlanta, GA	200	16,863	1,212
Colonial Village at Regency Place	Raleigh, NC	180	10,339	743
Colonial Village at Timothy Woods	Athens, GA	204	13,250	953
Colonial Village at Poplar Place	Atlanta, GA	324	19,573	1,404
Colonial Village at Spring Lake	Atlanta, GA	188	11,543	830

			103,386	7,430	(2)
Cape Landing	Myrtle Beach, SC	288	19,513	3,221
Colonial Grand at Bayshore	Sarasota, FL	376	15,000	9,216	(3)
Colonial Grand at Natchez Trace	Ridgeland, MS	328	25,200	10,876
Colonial Grand at Promenade	Montgomery, AL	384	38,000	15,493
Colonial Grand at The Reservoir	Ridgeland, MS	170	17,000	5,496
Colonial Village at Hendersonville	Nashville, TN	364	6,750	2,309	(3)
Mayflower Seaside	Virginia Beach, VA	265	33,000	6,820
Office
DRA/CLP JV	Multiple Cities	6,931,000	1,131,200	214,900	(4)
Huntsville TIC	Huntsville, AL	1,701,995	33,000	—	(5)
Las Olas Centre	Fort Lauderdale, FL	469,200	34,635	6,627	(6)
St. Petersburg Center	Tampa, FL	675,000	13,999	—	(6)
Retail(7)
Britt David Shopping Center	Columbus, GA	102,564	6,276	—
Colonial Mall Decatur	Huntsville, AL	576,098	23,050	—
Colonial Mall Lakeshore	Gainesville, GA	518,290	33,165	—
Colonial Mall Staunton	Staunton, VA	423,967	21,795	—
Colonial Mayberry Mall	Mount Airy, NC	206,940	4,562	—
Colonial Promenade Montgomery	Montgomery, AL	209,114	14,509	—
Colonial Promenade Montgomery North	Montgomery, AL	209,912	7,497	—
Colonial Shoppes Bellwood	Montgomery, AL	88,482	3,451	—
Colonial Shoppes McGehee Place	Montgomery, AL	98,255	4,340	—
Colonial Shoppes Quaker Village	Greensboro, NC	102,223	8,615	—
Olde Town Shopping Center	Montgomery, AL	38,660	1,766	—

			129,026	—	(8)
OZRE JV	Multiple Cities	2,591,000	360,000	70,200	(9)
Rivermont Shopping Center	Chattanooga, TN	73,481	4,200	1,620
Colonial Shoppes Yadkinville	Yadkinville, NC	90,917	8,303	3,302
Colonial Shoppes Wekiva	Orlando, FL	208,568	27,200	11,768
Colonial Shoppes Bear Lake	Orlando, FL	131,655	20,600	11,099
Village on the Parkway	Dallas, TX	381,166	74,400	15,458	(10)
Colonial Pinnacle Craft Farms I	Gulf Shores, AL	270,600	45,730	4,363	(11)
Alabaster II/Tutwiler II	Birmingham, AL	418,500	48,500	15,003	(12)

Total			$2,188,642	$415,201

Footnotes on the following page

(1)	Sales Price represents the sales price of the property, when sold outright, and the property/portfolio value for those properties that are sold into joint ventures.

(2)	These properties were sold as a single transaction during January 2007.

(3)	Sales Price and Gain on Sale of Property represents our 25% interest in these two properties.

(4)	The DRA/CLP JV properties include 24 office properties located in Birmingham and Huntsville, AL; Orlando and Tampa, FL; Atlanta, GA; Charlotte, NC; and Austin, TX and two adjacent retail properties located in Birmingham, AL and Orlando, FL. We retained a 15% interest in these properties. The sales price represents 100% of the portfolio’s value (not just our pro rata share of the sales price with respect to such properties).

(5)	The DRA/CLP JV sold nine office assets located in Huntsville, Alabama. We acquired a 40% interest (of which 30% is owned by CPSI, our taxable REIT subsidiary) in three separate TIC investments of the same nine properties.

(6)	Sales Price and Gain on Sale of Property represents our 15% interest in these two properties.

(7)	Retail square footage includes total square footage of asset including anchor-owned square footage.

(8)	These properties were sold as a single transaction during July 2007. We did not recognize a gain on this transaction.

(9)	The OZRE Retail JV properties include 11 retail properties located in Birmingham, AL; Orlando, Punta Gorda, Jacksonville, and Tampa, FL; Athens, GA; and Houston, TX. We retained a 15% interest in these properties. The sales price represents 100% of the portfolio’s value (not just our pro rata share of the sales price with respect to such properties).

(10)	Sales Price and Gain on Sale of Property represents our 90% interest in this property.

(11)	We retained a 15% interest in this property. The sales price represents 100% of the property’s value (not just our pro rata share of the sales price with respect to such property).

(12)	We retained a 5% interest in these properties. The sales price represents 100% of the portfolio’s value (not just our pro rata share of the sales price with respect to such properties).

In some cases, we use disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, the funds were utilized to fund investment activities.

For-Sale Projects

During 2007, we, through CPSI, sold 262 condominium units at our condominium conversion properties, 14 residential lots and 101 condominium units at our for-sale residential development properties. During 2007, gains from sales of property on the Consolidated Statements of Income and Comprehensive Income included $13.2 million ($10.6 million net of income taxes) from these condominium conversion and for-sale residential sales. A summary of the revenues and costs from these sales of for-sale projects are set forth in the table below.

Year Ended
December 31,
2007
(Amounts in thousands)

Condominium conversion revenues	$51,073
Condominium conversion costs	(40,972)

Gains on condominium conversion sales, before minority interest and income taxes	10,101

For-sale residential revenues	26,153
For-sale residential costs	(23,016)

Gains on for-sale residential sales, before minority interest and income taxes	3,137

Minority interest	250
Provision for income taxes	(2,630)

Gains on condominium conversion and for-sale residential sales, net of minority interest and income taxes	$10,858

Impairment, net of tax	$(26,800)

The net gains on condominium conversion sales are classified in discontinued operations if we previously operated the related condominium property as an apartment community. For 2007, gains on condominium sales, net of income taxes, of $9.3 million are included in discontinued operations. Condominium conversion properties are reflected in the accompanying Consolidated Balance Sheet as part of real estate assets held for sale, and totaled $2.9 million as of December 31, 2007. For-sale residential projects actively under development of $96.0 million (net of a $42.1 million non-cash impairment charge related to wholly-owned for-sale properties) as of December 31, 2007, are reflected as construction in progress in the accompanying Consolidated Balance Sheet. Completed for-sale residential projects of approximately $22.2 million are reflected in real estate assets held for sale as of December 31, 2007.

For cash flow statement purposes, we classify capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium conversion units and for-sale residential sales are also included in investing activities.

During 2007, there was a softening in the condominium and single family housing markets due to increasing mortgage financing rates, the decline in the availability of sub-prime lending and other types of mortgages, increasing supplies of such assets, an increase in construction costs, and higher insurance costs, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market declined, primarily due to a lack of demand, and certain units that were under contract did not close because buyers elected not to consummate the purchase of the units. As a result, we recorded a non-cash impairment charge of $43.3 million ($26.8 million net of income tax) to reduce the carrying value of certain of our for-sale residential developments to their estimated fair market value. The impairment charge is primarily related to the for-sale residential projects located in Gulf Shores, Alabama (Cypress Village project and Grander condominium development) and one condominium project in downtown Charlotte, North Carolina (The Enclave). An increase in construction costs partially resulting from a contract dispute with a general contractor (see Note 19 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K) during development was also factored into the impairment charge. We utilized a probability weighted discounted future cash flow analysis that incorporates available market information and other assumptions made by management. Including the impairment charge, as of December 31, 2007, we had approximately $135.6 million of capital cost (based on book value, including pre-development and land costs) invested in our consolidated and unconsolidated for-sale residential projects.

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

Recent Events

Property Acquisitions

On January 16, 2008, we acquired the remaining 75% interest in a 270-unit multifamily apartment community, Colonial Village at Matthews, located in Charlotte, North Carolina. We acquired our initial 25% interest in March 2006. The remaining 75% interest was acquired for a total price of $24.5 million, consisting of the assumption of $14.7 million of existing mortgage debt and $9.8 million of cash, which was funded through proceeds from asset sales.

Property Dispositions

On January 24, 2008, we disposed of our 15% interest in Fairmont at Fossil Creek, a 240-unit multifamily apartment community located in Fort Worth, Texas. Our interest in this asset was sold for a total sales price of $3.2 million and the proceeds will be used to fund future investment activities and for general corporate purposes.

On January 24, 2008, we disposed of our 15% interest in Auberry at Twin Creeks, a 216-unit multifamily apartment community located in Dallas, Texas. Our interest in this asset was sold for a total sales price of $3.2 million and the proceeds will be used to fund future investment activities and for general corporate purposes.

On January 31, 2008, we disposed of our 10% interest in Arbors at Windsor Lake, a 228-unit multifamily apartment community located in Columbia, South Carolina. Our interest in this asset was sold for a total sales price of approximately $1.4 million and the proceeds from the sale will be used to fund future investment activities and for general corporate purposes.

On February 1, 2008, we disposed of 250 Commerce Center, a 37,000 square foot office asset located in Montgomery, Alabama. We sold this asset for approximately $3.1 million, and the proceeds from the sale of this asset will be used to fund future investment activities and for general corporate purposes.

Financing Activities

On January 8, 2008, we, together with CRLP, increased the amount of our borrowing capacity by $175 million through the accordion feature included in our existing $500 million unsecured revolving credit facility dated as of March 22, 2005, as amended, among CRLP, the Company, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders named therein.

Distribution

During January 2008, the Board of Trustees declared a cash distribution to our shareholders and the partners of CRLP in the amount of $0.50 per share and per partnership unit, totaling approximately $28.6 million. The distribution was made to shareholders and partners of record as of February 11, 2008 and was paid on February 19, 2008.

Business Strategy

As discussed above, during 2007 we executed our plan to become a multi-family focused REIT by completing the Strategic Transactions. Each of these transactions is discussed in more detail above. As a result of these transactions, we anticipate that we will generate the majority of our future income from operations from multifamily apartment communities.

Our business objective as a multifamily focused REIT is to generate stable and increasing cash flow and portfolio value for our shareholders through a strategy of:

•	realizing growth in income from our existing portfolio of properties;

•	developing multifamily properties to grow our core portfolio and improve the age and quality of our multifamily apartment communities in growth markets located in the Sunbelt region of the United States, where we have first-hand knowledge of growth patterns and local economic conditions;

•	developing office, mixed use and open air shopping center properties creating value through the sale of a majority interest to a joint venture partner or the outright sale of such properties in growth markets located in the Sunbelt region of the United States, where we have first-hand knowledge of growth patterns and local economic conditions;

•	recycling capital by selectively disposing of assets that are approaching or have reached their maximum investment potential and reinvesting the proceeds into opportunities with more perceived growth potential;

•	managing our own properties as well as commercial assets through joint venture arrangements, which enables us to better control our operating expenses and establish and maintain long-term relationships with our office and retail tenants;

•	selectively acquiring additional multifamily apartment communities in growth markets located in the Sunbelt region of the United States;

•	completing our existing condominium conversion and for-sale residential projects;

•	maintaining our third-party property management business, which increases cash flow through management fee income stream and establishes additional relationships with investors and tenants; and

•	employing a comprehensive capital maintenance program to maintain properties in first-class condition.

Financing Strategy

We seek to maintain a well-balanced, conservative and flexible capital structure by:

•	maintaining conservative debt service and fixed charge coverage ratios in order to retain our investment grade status;

•	extending and sequencing the maturity dates of our debt;

•	borrowing primarily at fixed rates; and

•	generally pursuing long-term debt financings and refinancings on an unsecured basis.

We believe that these strategies have enabled, and should continue to enable, us to access the debt and equity capital markets to fund debt refinancings and the acquisition and development of additional properties. However, as a result of our cash position at December 31, 2007, our availability under our existing unsecured credit facility and minimal debt maturities in 2008, we do not anticipate the need to access the capital markets in 2008. This liquidity, along with our projected asset sales is expected to allow us to execute our business plan in the short-term, without the dependency on the capital markets.

We may modify our borrowing policy and may increase or decrease our ratio of debt to gross asset value in the future. To the extent that our Board of Trustees determines to seek additional capital, we may raise such capital through additional asset dispositions, equity offerings, debt financings or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended, requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

We have historically funded our acquisition and development activities primarily through proceeds received from the disposition of assets, unsecured senior notes offerings and advances on our unsecured credit facility. For additional information regarding current year financing activities and year-end balances, refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Property Management

We are experienced in the management and leasing of multifamily, office and retail properties and believe that the management and leasing of our own portfolio has helped maintain consistent income growth and has resulted in reduced operating expenses from the properties. The third-party management, leasing and brokerage businesses conducted through CPSI have provided us with both a relatively stable source of cash flow and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relationships with tenants who may require additional office or retail space and may help us to identify potential acquisitions.

Operational Structure

We currently manage our business through, and based on the performance of four operating segments: multifamily, office, retail and for-sale residential. As a result of the impairment charge recorded during 2007 related to our for-sale residential projects, our for-sale residential operating segment met the quantitative threshold to be considered a reportable segment. The results of operations and assets of the for-sale residential operating segment were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of this operating segment in prior periods. We have centralized functions that are common to each portfolio, including accounting, information technology and administrative services. Each segment has a separate management team that is responsible for acquiring, developing, managing and leasing properties within such segment. See Note 10 — Segment Information in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on our four segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations and minority interest for the years ended December 31, 2007, 2006 and 2005, and total segment assets to total assets as of December 31, 2007 and 2006. Information regarding our segments contained in such Note 10 — Segment Information in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K is incorporated by reference herein. Additional information with respect to each of the operating portfolios is set forth below:

Multifamily Portfolio — Multifamily portfolio management is responsible for all aspects of multifamily operations, including day-to-day management and leasing of our 122 multifamily apartment communities (102 of which are wholly-owned properties and 20 of which are partially-owned through unconsolidated joint venture entities), as well as providing third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest. Additionally, all of our condominium conversion and related sales are managed under the multifamily portfolio, as well as for-sale multifamily developments.

For-Sale Residential — Multifamily portfolio management is also responsible for all aspects of our for-sale residential development and disposition activities. As of December 31, 2007, we had nine for-sale development properties, six of which are residential and three of which are lot developments.

Office Portfolio — Office portfolio management is responsible for all aspects of our commercial office operations, including the management and leasing services for our 48 office properties (two of which are wholly-owned properties and 46 of which are partially-owned through unconsolidated joint venture entities), as well as third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.

Retail Portfolio — Retail portfolio management is responsible for all aspects of our retail operations, including the management and leasing services for our 30 retail properties (four of which are wholly-owned properties and 26 of which are partially-owned through unconsolidated joint venture entities), as well as third-party management services for retail properties in which we do not have an ownership interest and for brokerage services in other retail property transactions. Additionally, all of our for-sale retail developments are managed by Retail portfolio management.

Competition

The ownership, development, operation and leasing of multifamily, office and retail properties are highly competitive. We compete with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. See Item 1A — “Risk Factors — Risks Associated with Our Operations — Competition for acquisitions could reduce the number of acquisition opportunities available to us and result in increased prices for properties, which could adversely affect our return on properties we purchase” in this Form 10-K for further discussion. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. With respect to the Company’s multifamily business, we also compete with other quality apartment and for-sale (condominium) projects owned by public and private companies. The number of competitive multifamily properties in a particular market could adversely affect the Company’s ability to lease its multifamily properties and develop and lease or sell new properties, as well as the rents the Company is able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for- sale (condominium) units. With respect to the multifamily business, the Company competes for residents in its apartment communities based on its high level of resident service, the quality of its apartment communities (including its landscaping and amenity offerings) and the desirability of its locations. Resident leases at its apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities. The Company does not seek to compete on the basis of providing a low-cost solution for all residents.

Environmental Matters

We believe that our properties are in material compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental conditions and liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations or future interpretations of existing requirements will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us. See “Risk Factors — Risks Associated with Our Operations — We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability” in this Form 10-K for further discussion.

Insurance

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our majority-owned properties. We believe the policy specifications, insured limits of these policies and self insurance reserves are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, which generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate levels of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at reasonable costs in the future. In addition, as of December 31, 2007, we are self insured up to $0.8 million, $1.1 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for claims up to $125,000 per claim and up to $1.0 million per person. Our policy for all self insured risk is to accrue for expected losses on reported claims and for estimated losses related to claims incurred but not reported as of the end of the reporting period. See “Risk Factors — Risks Associated with Our Operations — Uninsured or underinsured losses could adversely affect our financial condition.”

Employees

As of December 31, 2007, CRLP employed approximately 1,250 persons, including on-site property employees who provide services for the properties that we own and/or manage.

Tax Status

We are considered a corporation for federal income tax purposes. We qualify as a REIT and generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may be subject to certain state and local taxes on our income and property. Distributions to shareholders are generally partially taxable as ordinary income and long-term capital gains, and partially non-taxable as return of capital. During 2007, our total common distributions had the following overall characteristics:

Distribution Per Share	Ordinary Income	Capital Gain	Return of Capital

$0.68	20.99%	79.01%	0.00%
$0.68	4.49%	95.51%	0.00%
$8.08	3.53%	75.27%	21.20%
$2.67	3.53%	75.27%	21.20%
$0.68	3.21%	68.46%	28.33%
$0.50	3.21%	68.46%	28.33%

In addition, our financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for third party owned properties and administrative services to us. In addition, we perform all of our for-sale residential and condominium conversion activities through CPSI. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We recognized an income tax benefit of $7.4 million in 2007 and income tax expense of $12.2 million and $6.5 million in 2006 and 2005, respectively, related to the taxable income of CPSI.

Available Information

Our website address is www.colonialprop.com. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report. You can obtain on our website in the “Investor Relations” section, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also available on our website, free of charge, are our corporate governance guidelines, the charters of our governance, audit and executive compensation committees and our code of ethics (which applies to all employees, including our principal executive officer and principal financial officer). If you are not able to access our website, the information is available in print form to any shareholder who should request the information directly from us at 1-800-645-3917.

Executive Officers of the Company

The following is a biographical summary of our executive officers:

C. Reynolds Thompson, III, 44, has been a Trustee since 2007 our Chief Executive Officer since April 2006. As Chief Executive Officer, Mr. Thompson is responsible for providing the vision, strategy, leadership and management that focuses the Company on profitably and achieving its goals and objectives. From September 1999 to April 2006, Mr. Thompson served as the Chief Operating Officer of the Company and was responsible for the multifamily, office, retail and mixed-use portfolios where he oversaw the management, acquisition, leasing and development of properties within the multifamily, office and retail operating portfolios and the development of properties within the mixed-use portfolio. Prior to his appointment as Chief Operating Officer, Mr. Thompson was Chief Investment Officer from June 1998 to August 1999, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Mr. Thompson served as Executive Vice President, Office Division, from May 1997 to May 1998, with responsibility for management of all office properties owned and/or managed by the Company. Mr. Thompson joined Colonial Properties Trust in February 1997 as Senior Vice President, Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial Properties Trust, Mr. Thompson worked for CarrAmerica Realty Corporation, a then publicly-traded office REIT, in office building acquisitions and due diligence. His twenty-one-year real estate background includes acquisitions, development, leasing, and management of office properties in the southern United States. Mr. Thompson is currently a member of the National Association of Real Estate Investment Trust (“NAREIT”) Board of Governors, the Executive Committee of the Metropolitan Development Board, the National Association of Industrial and Office Parks and the International Council of Shopping Centers. In addition, Mr. Thompson serves on the Board of Visitors for the University of Alabama Culverhouse College of Commerce and Business Administration. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

Weston M. Andress, 47, has been our President and Chief Financial Officer since April 2006, and is responsible for all finance and investment matters for the Company. Previously, he served as Chief Financial and Investment Officer since joining the Company in April 2004. Prior to his tenure with Colonial Properties Trust, Mr. Andress held the position of Managing Director of the Corporate and Investment Banking Department of Bank of America. During his fifteen year tenure with the bank, Mr. Andress worked directly with several of the largest public and private real estate companies in the United States, providing investment banking services including equity placement, debt underwriting and merger and acquisition consultation to such companies. Prior to Bank of America, Mr. Andress was Vice President in the Real Estate Capital Markets Group of Salomon Brothers in New York. Mr. Andress graduated with honors from the University of the South with a Bachelor of Arts in Political Science and holds a Master of Business Administration from the University of North Carolina at Chapel Hill.

Paul F. Earle, 50, has been our Chief Operating Officer since January 2008, and is responsible for all operations of the properties owned and/or managed by the Company. From May 1997 to January 2008, Mr. Earle served as Executive Vice President-Multifamily Division and was responsible for management of all multifamily properties owned and/or managed by us. He joined us in 1991 and has previously served as Vice President — Acquisitions, as well as Senior Vice President — Multifamily Division. Mr. Earle is past Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also is a board member and is on the Executive Committee of the National Multifamily Housing Council. He is past President and current Board member of Big Brothers/Big Sisters. Before joining us, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc. (now called Allegiance Realty Group, Inc.)

Robert A. “Bo” Jackson, 53, has been our Executive Vice President-Office Division since December 1997, and is responsible for leading all office properties owned by the Company or managed for investment partners. Under his leadership, the office portfolio has grown from four million to 16 million square feet and maintains one of the industry’s leading occupancy rates. Mr. Jackson created the Company’s concept of the High-Performance Workplace, which provides companies highly productive workplaces to help them recruit and retain talented workforces. Colonial Properties Trust developed the mixed-use Colonial TownPark in Orlando, Florida, which contributed to our being named National Developer of the Year by the National Association of Industrial and Office Parks (NAIOP). Mr. Jackson is a member of the NAIOP National Mixed-Use Development Forum and is involved with his church, North Point Community Church. He is the founder of The Parker Jackson Legacy Lacrosse Cup. Mr. Jackson holds a Bachelor of Science degree in Business Administration from the University of Delaware.

Ray Hutchinson, 38, has been our Executive Vice President, Multifamily since January 2008, is responsible for the operations of all multifamily properties owned/or managed by the Company. Mr. Hutchinson previously served as Senior Vice President, Multifamily since joining the Company in 2004, in which he was responsible for overseeing the operations of all the Company’s multifamily units throughout the Southeast. With over 18 years of experience in the multifamily industry, Mr. Hutchinson came to Colonial Properties Trust from Summit Properties, (now known as Camden Property Trust), where he held the title of Vice President from 1991 until joining the Company in 2004. He previously served as Chairman of the Residential Housing Management Advisory Board at Florida State University and is currently on the Board of Directors of the National Multi-Housing Council, Big Brothers/Big Sisters of Birmingham, Alabama Apartment Association and President-Elect of the Greater Birmingham Apartment Association. Mr. Hutchinson is a graduate of the University of Central Florida and holds a Bachelor of Science in Business Administration — Human Resources.

John P. Rigrish, 59, has been our Chief Administrative Officer since August 1998, and is responsible for the supervision of Corporate Governance, Information Technology, Human Resources and Employee Services. Prior to joining the Company, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor’s degree from Samford University and did his postgraduate study at Birmingham-Southern College. He previously served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee. Mr. Rigrish currently serves as the Chairman of the Board of the American Red Cross Board of Directors-Alabama Chapter, City of Hoover Veteran’s Committee and John Carroll Educational Foundation Board of Directors.

John E. Tomlinson, 39, has been our Executive Vice President and Chief Accounting Officer since February 2005, and is responsible for Internal Control functions, compliance with generally accepted accounting principles, SEC reporting, regulatory agency compliance and reporting, management reporting and accounting operations. Mr. Tomlinson is a Certified Public Accountant (CPA) with over ten years of experience in public accounting. Mr. Tomlinson holds a Bachelor of Science of Professional Accountancy and a Master of Business Administration from Mississippi State University. Prior to joining us, Mr. Tomlinson served as a Senior Manager at Deloitte & Touche LLP, a public accounting firm, from May 2002 through January 2005 and as a Senior Manager / Manager at Arthur Andersen LLP from September 1996 through May 2002. Mr. Tomlinson’s previous experience includes independent audits of public and private entity financial statements, merger and acquisition due diligence, business risk assessment and registration statement work for public debt and stock offerings.

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

As a real estate company, we are subject to various changes in real estate conditions, particularly in the Sunbelt region where our properties are concentrated, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•	worsening of national and regional economic conditions, as well as the local economic conditions in our principal market areas;

•	the existence and quality of the competition, such as the attractiveness of our property as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	oversupply of multifamily, office, retail space, or single-family housing or a reduction in demand for real estate in the markets in which our properties are located;

•	a favorable interest rate environment that may result in a significant number of potential tenants of our multifamily properties deciding to purchase homes instead of renting;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs; and

•	changing trends in the demand by consumers for merchandise offered by retailers conducting business at our retail properties.

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

Real estate investments generally are relatively illiquid, and as a result we may not be able to sell a property or properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our results of operations if we cannot sell an unprofitable property. Our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity. In addition, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position.

We are subject to significant regulation, which could adversely affect our results of operations through increased costs and/or an inability to pursue business opportunities.

Local zoning and use laws, environmental statutes and other governmental requirements may restrict our development, expansion, rehabilitation and reconstruction activities. These regulations may prevent or delay us from taking advantage of economic opportunities. Failure to comply with these requirements could result in the imposition of fines, awards to private litigants of damages against us, substantial litigation costs and substantial costs of remediation or compliance. In addition, we cannot predict what requirements may be enacted in the future or that such a requirement will not increase our costs of regulatory compliance or prohibit us from pursuing business opportunities that could be profitable to us.

Compliance or failure to comply with the Americans with Disabilities Act and Fair Housing Act could result in substantial costs.

Under the Americans with Disabilities Act of 1990, or ADA, and the Fair Housing Amendment Act of 1988, or FHAA, and various state and local laws, all public accommodations and commercial facilities, including office buildings, must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Noncompliance with the ADA, FHAA or related laws or regulations could result in the imposition of fines by government authorities, awards to private litigants of damages against us, substantial litigation costs and the incurrence of additional costs associated with bringing the properties into compliance.

Increased competition and increased affordability of residential homes could limit the Company’s ability to retain its residents, lease apartment homes or increase or maintain rents.

The Company’s multi-family communities compete with numerous housing alternatives in attracting residents, including other multi-family and apartment communities and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership could adversely affect the Company’s ability to retain its residents, lease apartment homes and increase or maintain rents.

Risks Associated with Our Operations

Our revenues are significantly influenced by demand for multifamily properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

During 2007, we changed the asset mix of our portfolio to focus predominately on multifamily properties. As a result of this change in strategy, we will be subject to a greater extent to risks inherent in investments in a single industry. A decrease in the demand for multifamily properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Tenant demand at multifamily properties has been and could be adversely affected by weakness in the national, regional and local economies, changes in job growth, household formation or population growth in our markets, changes in interest rates or changes in supply of, or demand for, similar or competing multifamily properties in an area. To the extent that any of these conditions occur, they are likely to affect market rents at multifamily properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy our substantial debt service obligations or make distributions to our shareholders.

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

We intend to develop for-sale assets and may continue to convert existing apartment communities into condominium units for sale. For-sale development and conversion activities may be conducted through wholly-owned affiliated companies or through joint ventures. Our for-sale development and conversion activities may expose us to the following risks:

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected sales;

•	local real estate market conditions, such as oversupply or reduction in demand, may result in reduced or fluctuating sales;

•	we may incur development or conversion costs for a property that exceed original estimates due to increased materials, labor or other costs or unforeseen environmental conditions, which could make completion of the property uneconomical;

•	land, insurance and construction costs continue to increase in our markets and may continue to increase in the future, and we may be unable to attract rents, or sales prices with respect to for-sale product, that compensate for these increases in costs;

•	for-sale properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold;

•	we may abandon development or conversion opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;

•	buyers may be unable to qualify for financing;

•	sale prices may be lower than anticipated;

•	competition from other condominiums and other types of residential housing;

•	changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment;

•	we may be unable to close on sales of individual units under contract; and

•	we could be subject to liability claims from condominium associations or others asserting that construction performed was defective, resulting in litigation and/or settlement discussions.

During 2007, there was a softening in the condominium and single family housing markets due to increasing mortgage financing rates, the decline in the availability of sub-prime lending and other types of mortgages, increasing supplies of such assets, an increase in construction costs, and higher insurance costs, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market declined, primarily due to a lack of demand, and certain units that were under contract did not close because buyers elected not to consummate the purchase of the units. As a result, we recorded a non-cash impairment charge of $43.3 million ($26.8 million net of income tax) to reduce the carrying value of certain of our for-sale residential developments to their estimated fair market value. This impairment charge was primarily related to the for-sale residential projects located in Gulf Shores, Alabama and one condominium project in downtown Charlotte, North Carolina. Including the charge, as of December 31, 2007, we had approximately $135.6 million of capital cost (based on book value, including pre-development and land costs) invested in our consolidated and unconsolidated for-sale residential projects. An increase in construction costs partially resulting from a dispute with a general contractor (see Note 19 to our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K) during development was also factored into the impairment charge. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect our shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.

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

We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenues decrease, causing our results of operations to be adversely affected.

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

We are subject to increased exposure to economic and other factors due to the concentration of our properties in the Sunbelt region, and an economic downturn, a natural disaster or an act of terrorism in the Sunbelt region could adversely affect our results of operations or financial condition.

Substantially all of our properties are located in the Sunbelt region of the United States. In particular, we derived approximately 87.5% of our net operating income in 2007 from top quartile cities located in the Sunbelt region. We are therefore subject to increased exposure to economic and other factors specific to these geographic areas. If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, Charlotte, Orlando, Atlanta, Dallas or Fort Worth, experiences a slowdown in the economy, a natural disaster or an act of terrorism, our results of operations and financial condition may be negatively affected as a result of decreased revenues, increased costs or damage or loss of assets.

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

Under federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, generally impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable in the future for costs associated with investigation and remediation of hazardous substances released at or from such properties. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our assets. The presence of hazardous substances, or the failure to properly remediate those substances may result in our being liable for damages suffered by a third party for personal injury, property damage, cleanup costs, or otherwise and may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. The restrictions themselves may change from time to time, and these changes may result in additional expenditures in order to achieve compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results. In addition, if a judgment is obtained against us or we otherwise become subject to a significant environmental liability, our financial condition may be adversely affected.

During 2007, the Company engaged in the expansion of its Wal-Mart center at Colonial Promenade Winter Haven in Orlando, Florida. The Company received notice that the property that was purchased for the expansion contained environmental contamination that required remediation. The Company’s obligation was $0.9 million and was paid during 2007. The Company has been given a permit to proceed with the expansion and expects to have the remediation resolved by the end of the first quarter of 2008. Once remediation is completed, the Company will seek to obtain a “no further action” letter from the relevant regulatory agency.

Costs associated with addressing indoor air quality issues, moisture infiltration and resulting mold remediation may be costly.

As a general matter, concern about indoor exposure to mold or other air contaminants has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there have been a number of lawsuits in our industry against owners and managers of apartment communities relating to indoor air quality, moisture infiltration and resulting mold. The terms of our property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against us, we would be required to use our funds to resolve the issue, including litigation costs. We make no assurance that liabilities resulting from indoor air quality, moisture infiltration and the presence of or exposure to mold will not have a future impact on our business, results of operations and financial condition.

As the owner or operator of real property, we could become subject to liability for asbestos-containing building materials in the buildings on our properties.

Some of our properties may contain asbestos-containing materials. Environmental laws typically require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come in contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may be entitled to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

Uninsured or underinsured losses could adversely affect our financial condition.

As of December 31, 2007, we are self insured up to $0.8 million, $1.1 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for claims up to $125,000 per claim and up to $1.0 million per person, according to plan policy limits. If the actual costs incurred to cover such uninsured claims are significantly greater than our budgeted costs, our financial condition will be adversely affected.

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

We compete with other major real estate investors with significant capital for attractive investment opportunities in multifamily, office and retail properties. These competitors include publicly traded REITs, private REITs, domestic and foreign financial institutions, life insurance companies, pension trusts, trust funds, investment banking firms, private institutional investment funds and national, regional and local real estate investors. The current market for acquisitions continues to be extremely competitive. This competition could increase the demand for multifamily properties, and therefore reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. As a result, our expected return from investment in these properties would deteriorate.

We may be unable to successfully integrate and effectively manage the properties we acquire, which could adversely affect our results of operations.

So long as we are able to obtain capital on commercially reasonable terms, we intend to continue to selectively acquire multifamily properties that meet our criteria for investment opportunities, are consistent with our business strategies and we believe will be profitable or will enhance the value of our portfolio, as a whole. The success of these acquisitions will depend, in part, on our ability to efficiently integrate the acquired properties into our organization, and apply our business, operating, administrative, financial and accounting strategies and controls to these acquired properties. As a result of the rapid growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage any future acquisitions of additional properties without operating disruptions or unanticipated costs. As we develop or acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. If we are unable to successfully integrate the acquired properties into our operations, our results of operations may be adversely affected.

We may not be able to achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our operating results.

We will continue to acquire multifamily properties only if they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. As a result, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition, thereby negatively affecting our operating results.

We may be unable to develop new properties or redevelop existing properties successfully, which could adversely affect our results of operations due to unexpected costs, delays and other contingencies.

To complement our acquisition strategy, we will continue to develop new properties or expand or redevelop existing properties as opportunities arise. Development activity may be conducted through wholly-owned affiliates or through joint ventures. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of developed properties. These risks include the following:

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected leases;

•	local real estate market conditions, such as oversupply or reduction in demand, may result in reduced or fluctuating rental rates;

•	we may incur development costs for a property that exceed original estimates due to increased materials, labor or other costs or unforeseen environmental conditions, which could make completion of the property uneconomical;

•	land, insurance and construction costs continue to increase in our markets and may continue to increase in the future and we may be unable to attract rents that compensate for these increases in costs;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;

•	rental rates and occupancy levels may be lower than anticipated;

•	changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment; and

•	we may experience late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

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

As of December 31, 2007, we had ownership interests in 35 joint ventures. Our investments in these joint ventures involve risks not customarily associated with our wholly-owned properties, including the following:

•	we share decision-making authority with some of our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and the joint venture properties, such as the acquisition of properties, the sale of the properties or the making of additional capital contributions for the benefit of the properties, which may prevent us from taking actions that are opposed by those joint venture partners;

•	prior consent of our joint venture partners is required for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;

•	our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a joint venture property or increase our financial commitment to the joint venture;

•	our joint venture partners may have business interests or goals with respect to the joint venture properties that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of such properties;

•	disputes may develop with our joint venture partners over decisions affecting the joint venture properties or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved (see, for example, the discussion under Note 19 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K);

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments; and

•	our joint venture partner may elect to sell or transfer its interests in the joint venture to a third party, which may result in our loss of management and leasing responsibilities and fees that we currently receive from the joint venture properties.

Failure to succeed in new markets may limit the company’s growth.

The Company may from time to time commence development activity or make acquisitions outside of its existing market areas if appropriate opportunities arise. The Company’s historical experience in its existing markets does not ensure that it will be able to operate successfully in new markets. The Company may be exposed to a variety of risks if it chooses to enter new markets. These risks include, among others:

•	an inability to evaluate accurately local apartment or for-sale residential housing market conditions and local economies;

•	an inability to obtain land for development or to identify appropriate acquisition opportunities;

•	an inability to hire and retain key personnel; and

•	lack of familiarity with local governmental and permitting procedures.

Risks Associated with Our Indebtedness and Financing

We have substantial indebtedness and our cash flow may not be sufficient to make required payments on our indebtedness or repay our indebtedness as it matures.

We rely on debt financing for our business.  As of December 31, 2007, the amount of our total debt was approximately $2.2 billion, consisting of $1.6 billion of consolidated debt and $0.6 billion of our pro rata share of joint venture debt. Due to our high level of debt, we may be required to dedicate a substantial portion of our funds from operations to servicing our debt, and our cash flow may be insufficient to meet required payments of principal and interest.

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

As of December 31, 2007, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $2.2 billion ($1.6 billion of consolidated borrowings and $0.6 billion of unconsolidated borrowings), which represented approximately 59.0% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred shares and the total market value of our common shares and units of partnership interest of our operating partnership, based on the closing price of our common shares as of December 31, 2007. Our organizational documents do not contain any limitation on the incurrence of debt. Our leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our results of operation and financial condition.

Due to the amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

As of December 31, 2007, we had approximately $213.4 million of variable rate debt outstanding, consisting of $82.9 million of our consolidated debt and $130.5 million of our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, failure to hedge effectively against interest rate changes may adversely affect our results of operations. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.

We have entered into debt agreements with covenants that restrict our operating activities, which could adversely affect our results of operations, and violation of these restrictive covenants could adversely affect our financial condition through debt defaults or acceleration.

Our unsecured credit facility contains numerous customary restrictions, requirements and other limitations on our ability to incur debt, including the following financial ratios:

•	collateralized debt to total asset value ratio;

•	fixed charge coverage ratio;

•	total liabilities to total asset value ratio;

•	total permitted investments to total asset value ratio; and

•	unencumbered leverage ratio.

The indenture under which our senior unsecured debt is issued also contains financial and operating covenants including coverage ratios. Our indenture also limits our ability to:

•	incur collateralized and unsecured indebtedness;

•	sell all or substantially all or our assets; and

•	engage in mergers, consolidations and acquisitions.

These restrictions will continue to hinder our operational flexibility through limitations on our ability to incur additional indebtedness, pursue certain business initiatives or make other changes to our business. These limitations could adversely affect our results of operations. In addition, violations of these covenants could cause the declaration of defaults and any related acceleration of indebtedness, which would result in adverse consequences to our financial condition. As of December 31, 2007, we were in compliance with all of the financial and operating covenants under our existing credit facility and indenture, and we believe that we will continue to remain in compliance with these covenants.

Our inability to obtain sufficient third party financing could adversely affect our results of operations and financial condition because we depend on third party financing for our development, expansion and acquisition activities.

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

Our senior notes do not have an established trading market, therefore, holders of our notes may not be able to sell their notes

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

Our Board of Trustees has adopted a shareholder rights plan, which may discourage a third party from making a proposal to acquire us. Under the plan, preferred purchase rights, which are attached to our common shares, generally will be triggered upon the acquisition of 20% or more of our outstanding common shares, unless the rights are redeemed or exchanged. If triggered, these rights would entitle our shareholders other than the acquirer to purchase 1/10,000th of a Colonial Series 1998 preferred share at a price of $92.00, subject to adjustment. The plan expires by its own terms on November 1, 2008.

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

The sales of a substantial number of common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. In addition to the possibility that we may sell our shares in a public offering at any time, or pursuant to share option and share purchase plans, as of December 31, 2007 we may issue up to 10,052,778 common shares upon redemption of currently outstanding units. No prediction can be made about the effect that future sales of common shares will have on the market price of our common shares.

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

Even if we qualify as a REIT, we will be required to pay some taxes (particularly related to our taxable REIT subsidiary).

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Operating Properties.

General

As of December 31, 2007, our consolidated real estate portfolio consisted of 108 consolidated operating properties. In addition, we maintain non-controlling partial interests ranging from 5% to 50% in an additional 92 properties held through unconsolidated joint ventures. These 200 properties, including consolidated and unconsolidated properties, are located in eleven states in the Sunbelt region of the United States.

For purposes of the tables included in this Item 2, “Total 2007 Operating Property Revenue from Continuing Operations” is calculated by adding Minimum rent, Minimum rent from affiliates, Percentage rent, Tenant recoveries and Other property related revenues from our Consolidated Statements of Income and Comprehensive Income. Total 2007 Operating Property Revenue in the following tables includes revenue from continuing operations and well as discontinued operations, which corresponds to the manner in which we analyze our operating results. We generally reinvest disposition proceeds into new operating communities and developments and, therefore, believe it is most useful to present continuing and discontinued operations revenues on a combined basis (see Note 5 to our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). In addition, for purposes of the tables included in this Item 2, we define “stabilized occupancy as having occurred once a property has attained 93% physical occupancy.

The following table sets forth certain summary information about our consolidated operating properties as of December 31, 2007:

Summary of Consolidated Operating Properties

	Number of	Units/ NRA/			Total 2007 Operating
	Operating	GRA at	Total 2007 Operating	Revenues from	Property Revenue	Percent of Total	Percentage
	Properties at	December 31,	Property Revenue	Discontinued	from Continuing	2007 Operating	Occupancy at
Type of Operating Property	December 31, 2007	2007(1)	(2)(3)	Operations in 2007	Operations(4)	Property Revenue	Dec. 31, 2007(5)

Multifamily	102	30,371	$297,655,822	$45,395,755	$252,260,067	73.2%	96.0%
Office	2	206,703	57,348,924	521,513	56,827,411	14.1%	97.1%
Retail	4	1,042,306	51,630,567	17,000,584	34,629,983	12.7%	90.4%

Total	108		$406,635,313	$62,917,852	$343,717,461	100.0%

(1)	For purposes of this table, units refer to multifamily units, NRA refers to net rentable area of office space and GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.

(2)	Total 2007 Operating Property Revenue is calculated for the year ended December 31, 2007, and, as a result, includes revenue attributable to consolidated properties acquired or disposed of during 2007 that are not reflected in the Number of Operating Properties column.

(3)	Amount includes $62,917,852 of revenue from properties classified as discontinued operations during 2007. In order to arrive at consolidated property revenues of $343,717,461, in accordance with accounting principles generally accepted in the United States (“GAAP”), this amount must be removed from the total property revenue.

(4)	Total Operating Property Revenue from Continuing Operations can be calculated by adding Minimum rent, Minimum rent from affiliates, Percentage rent, Tenant recoveries and Other property related revenue on our Consolidated Statements of Income and Comprehensive Income.

(5)	Excludes the units/square feet of developments of one multifamily apartment community (336 units), one office property (169,256 square feet) and one retail property (260,649 square feet) that had not achieved stabilized occupancy as of December 31, 2007.

Multifamily Properties

Our multifamily portfolio is comprised of 122 multifamily apartment communities, including those properties in lease-up, consisting of 102 wholly-owned consolidated properties and 20 properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of 36,314 garden-style apartments and range in size from 80 to 586 units. Of the 122 multifamily communities, 13 multifamily properties (containing a total of 4,552 apartment units) are located in Alabama, four multifamily properties (containing a total of 952 units) are located in Arizona, one multifamily property (containing a total of 200 units) is located in California, 11 multifamily properties (containing a total of 3,409 units) are located in Florida, 16 multifamily properties (containing a total of 4,789 units) are located in Georgia, 28 multifamily properties (containing a total of 8,087 units) are located in North Carolina, eight multifamily properties (containing a total of 1,997 units) are located in South Carolina, three multifamily properties (containing a total of 899 units) are located in Tennessee, 28 multifamily properties (containing a total of 8,550 units) are located in Texas and 10 multifamily properties (containing a total of 2,879 units) are located in Virginia. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s) and/or a playground. We manage all of the multifamily properties.

The following table sets forth certain additional information relating to the consolidated multifamily properties as of and for the year ended December 31, 2007.

Consolidated Multifamily Properties

						Average	Total Multifamily		Percent of Total
			Number	Approximate		Rental	Operating Property		Multifamily Property
Consolidated Multifamily		Year	of	Rentable Area	Percent	Rate	Revenue for		Operating Revenue
Property(1)	Location	Completed(2)	Units(3)	(Square Feet)	Occupied	Per Unit(4)	2007(5)		for 2007(6)

Alabama:
CG at Edgewater I	Huntsville	1990	500	541,368	95.2%	$762	$4,636,830		1.5%
CG at Liberty Park	Birmingham	2000	300	338,684	97.3%	1,057	3,492,151		1.2%
CG at Madison	Huntsville	2000	336	354,592	94.9%	853	3,495,156		1.2%
CG at Promenade	Montgomery	2000	-	-	-	-	460,942	(7)	0.2%
CV at Ashford Place	Mobile	1983	168	145,600	99.4%	632	1,269,292		0.4%
CV at Huntleigh Woods	Mobile	1978	233	198,861	96.6%	596	1,667,654		0.6%
CV at Inverness II & III	Birmingham	1986/87/90	586	508,597	95.9%	697	4,188,995		1.4%
CV at Trussville	Birmingham	1996 /1997	376	410,340	94.7%	819	3,393,784		1.1%

Subtotal — Alabama			2,499	2,498,042	95.9%	779	22,604,804		7.6%

Arizona
CG at Inverness Commons	Scottsdale	2002	300	267,900	95.3%	905	2,218,762	(8)	0.7%
CG at OldTown Scottsdale North	Scottsdale	1995	208	181,904	95.2%	1,143	1,895,122	(8)	0.7%
CG at OldTown Scottsdale South	Scottsdale	1994	264	234,112	96.6%	1,135	2,548,423	(8)	0.9%
CG at Scottsdale	Scottsdale	1999	180	182,857	98.9%	1,285	2,442,622		0.8%

Subtotal — Arizona			952	866,773	96.3%	1,093	9,104,929		3.1%

Florida:
Azur at Metrowest	Orlando	1997	-	-	-	-	132,767	(9)	0.0%
Capri at Hunter’s Creek	Orlando	-	-	-	-	-	179,365	(9)	0.1%
CG at Heather Glen	Orlando	2000	448	523,228	98.0%	990	5,672,430		1.9%
CG at Heathrow	Orlando	1997	312	353,040	97.8%	1,046	3,814,919		1.3%
CG at Hunter’s Creek	Orlando	1997	496	624,464	96.6%	1,045	6,466,587	(10)	2.1%
CG at Lakewood Ranch	Sarasota	1999	288	301,656	99.7%	1,079	3,726,552		1.3%
CG at Seven Oaks	Tampa	2004	318	301,521	96.5%	990	3,693,168		1.2%
CG at Town Park Reserve	Orlando	2004	80	77,416	95.0%	1,218	1,161,497		0.4%
CG at Town Park(Lake Mary)	Orlando	2002	456	564,056	94.7%	1,094	5,744,596		1.9%
CV at Twin Lakes	Orlando	2004	460	417,808	95.2%	959	5,103,185		1.7%
Murano at Delray Beach	West Palm Beach	2002	-	-	-	-	181,038		0.1%
Portofino at Jensen Beach	Port St. Lucie	2002	-	-	-	-	130,596		0.0%
Murano at Delray Beach	West Palm Beach	2002	93	112,273	95.7%	1,196	482,838	(11)	0.2%
Portofino at Jensen Beach	Port St. Lucie	2002	118	136,670	98.3%	876	504,479	(11)	0.2%

Subtotal — Florida			3,069	3,412,132	96.7%	1,032	36,994,017		12.4%

Georgia:
CG at Barrett Creek	Atlanta	1999	332	309,962	97.9%	798	3,522,204		1.2%
CG at Berkeley Lake	Atlanta	1998	180	244,217	97.2%	1,110	2,094,610		0.7%
CG at Enclave	Atlanta	1995	-	-	-		128,292	(7)	0.0%
CG at Godley Station I	Savannah	2005	312	337,344	94.9%	943	1,987,995	(8)	0.7%
CG at Hammocks	Savannah	1997	308	323,844	97.1%	950	3,673,995		1.2%
CG at McDaniel Farm	Atlanta	1997	425	456,834	94.6%	941	4,436,767		1.5%
CG at McGinnis Ferry	Atlanta	1997	434	509,455	97.7%	970	4,622,351		1.6%
CG at Mount Vernon	Atlanta	1997	213	257,180	97.7%	1,151	2,869,766		1.0%
CG at Pleasant Hill	Atlanta	1996	502	501,816	95.4%	1,014	4,803,488		1.7%
CG at River Oaks	Atlanta	1992	216	276,208	96.8%	1,101	2,332,002		0.8%
CG at River Plantation	Atlanta	1994	232	310,364	91.8%	1,076	2,505,635		0.8%
CG at Shiloh	Atlanta	2002	498	533,412	94.0%	983	5,369,947		1.8%
CG at Sugarloaf	Atlanta	2002	250	328,558	95.6%	1,034	2,800,994		0.9%
CV at Greentree	Savannah	1984	194	165,216	96.9%	765	1,796,631		0.6%
CV at Huntington	Savannah	1986	147	121,112	97.3%	806	1,326,090		0.4%
CV at Marsh Cove	Savannah	1983	188	197,200	98.9%	847	1,799,914		0.6%
CV at Poplar Place	Atlanta	1989/1995	-	-	-	-	152,479	(7)	0.1%
CV at Spring Lake	Atlanta	1986	-	-	-	-	83,275	(7)	0.0%
CV at Timothy Woods	Athens	1996	-	-	-	-	91,988	(7)	0.0%

Subtotal — Georgia			4,431	4,872,722	96.0%	1,041	46,398,424		15.6%

Mississippi:
CG at Natchez Trace	Jackson	1995 /1997	-	-	-	-	1,418,763	(7)	0.5%
CG at The Reservoir	Jackson	2000	-	-	-	-	937,312	(7)	0.3%

Subtotal — Mississippi			—	—	—	—	2,356,075		0.8%

						Average	Total Multifamily		Percent of Total
			Number	Approximate		Rental	Operating Property		Multifamily Property
Consolidated Multifamily		Year	of	Rentable Area	Percent	Rate	Revenue for		Operating Revenue
Property(1)	Location	Completed(2)	Units(3)	(Square Feet)	Occupied	Per Unit(4)	2007(5)		for 2007(6)

North Carolina:
Autumn Park I & II	Greensboro	2001 /2004	402	403,776	95.0%	874	3,669,313		1.1%
Beacon Hill	Charlotte	1985	-	-	-	-	127,317	(7)	0.0%
CG at Arringdon	Raleigh	2003	320	311,200	94.1%	927	3,155,029		1.1%
CG at Ayrsley	Charlotte	DEV	-	-	-	-	71,018		0.0%
CG at Beverly Crest	Charlotte	1996	300	278,685	93.7%	869	2,852,945		1.0%
CG at Crabtree Valley	Raleigh	1997	210	209,670	98.1%	923	1,957,595		0.7%
CG at Huntersville	Charlotte	DEV	-	-	-	-	180,095		0.1%
CG at Legacy Park	Charlotte	2001	288	300,768	95.5%	882	2,719,014		0.9%
CG at Mallard Creek	Charlotte	2004	252	232,646	100.0%	927	2,584,436		0.9%
CG at Mallard Lake	Charlotte	1998	302	300,806	97.4%	893	2,934,055		1.0%
CG at Patterson Place	Raleigh	1997	252	236,756	98.8%	938	2,487,592		0.8%
CG at Trinity Commons	Raleigh	2000 /2002	462	484,404	98.1%	876	4,356,722		1.5%
CG at University Center	Charlotte	2006	156	167,028	95.5%	852	1,485,943		0.5%
CG at Wilmington	Wilmington	1998 /2002	390	355,896	93.6%	773	3,481,297	(10)	1.2%
Clarion Crossing	Raleigh	1985	-	-	-	-	112,808	(7)	0.0%
CV at Chancellor Park	Charlotte	1996	340	326,410	97.1%	858	3,020,774		1.0%
CV at Charleston Place	Charlotte	1986	214	172,405	96.7%	698	1,560,953	(10)	0.5%
CV at Deerfield	Raleigh	1985	204	198,180	97.5%	854	1,771,686		0.6%
CV at Greystone	Charlotte	1998 /2000	408	386,988	92.9%	768	3,270,505	(10)	1.1%
CV at Highland Hills	Raleigh	1987	250	262,639	93.6%	994	2,027,655		0.7%
CV at Meadow Creek	Charlotte	1984	250	230,430	93.6%	721	1,963,890		0.7%
CV at Mill Creek	Winston-Salem	1984	220	209,680	94.1%	664	1,532,168	(10)	0.5%
CV at Pinnacle Ridge	Asheville	1948 /1985	166	146,856	99.4%	744	1,335,406		0.4%
CV at Regency Place	Raleigh	1986	-	-	-	-	65,305	(7)	0.0%
CV at South Tryon	Charlotte	2002	216	236,088	94.9%	846	1,993,520		0.7%
CV at Stone Point	Charlotte	1986	192	172,928	96.4%	754	1,724,950	(10)	0.6%
CV at Timber Crest	Charlotte	2000	282	273,408	94.7%	836	2,270,439	(10)	0.8%
Glen Eagles I & II	Winston-Salem	1990 /2000	310	313,520	90.0%	773	2,378,046		0.8%
Heatherwood	Charlotte	1980	476	438,563	92.2%	709	3,422,828		1.1%
Parkside at Woodlake	Raleigh	1996	266	255,124	97.0%	770	2,093,437		0.7%

Subtotal — North Carolina			7,128	6,904,854	95.3%	829	62,606,742		21.0%

South Carolina:
Cape Landing	Myrtle Beach	1997 /1998	-	-	-	-	1,207,043	(7)	0.4%
CG at Cypress Cove	Charleston	2001	264	303,996	97.3%	932	2,836,580		0.9%
CG at Quarterdeck	Charleston	1987	230	218,880	97.0%	929	2,538,006		0.9%
CV at Hampton Pointe	Charleston	1986	304	314,600	95.7%	816	2,943,600		1.0%
CV at Waters Edge	Charleston	1985	204	187,640	94.1%	773	1,823,250		0.6%
CV at Westchase	Charleston	1985	352	258,170	97.7%	703	3,012,555		1.0%
CV at Windsor Place	Charleston	1985	224	213,440	97.8%	760	2,093,593		0.7%
Merritt at James Island	Charleston	2002	-	-	-	-	503	(9)	0.0%

Subtotal — South Carolina			1,578	1,496,726	96.7%	813	16,455,128		5.5%

Tennessee
CG at Bellevue	Nashville	1996	349	343,977	97.1%	941	3,756,881		1.2%
CG at Shelby Farms I	Memphis	1998	296	317,596	95.9%	865	2,973,637	(10)	1.0%
CG at Shelby Farms II	Memphis	DEV	-	-	-	-	185,876	(10)	0.1%

Subtotal — Tennessee			645	661,573	96.6%	906	6,916,394		2.3%

Texas:
Brookfield	Dallas	1984	232	165,672	94.0%	600	1,553,485	(10)	0.5%
CG at Bear Creek	Fort Worth	1998	436	395,137	97.9%	1,003	4,474,265		1.5%
CG at Round Rock	Austin	2006	422	429,650	96.2%	1,032	4,182,666		1.4%
CG at Silverado	Austin	2004	238	239,603	91.6%	1,014	2,306,387		0.8%
CG at Silverado Reserve	Austin	2006	256	266,446	92.6%	1,056	2,665,804		0.9%
CG at Valley Ranch	Dallas	1997	396	462,104	97.7%	1,120	4,986,743		1.6%
Cottonwood Crossing	Fort Worth	1985	200	150,200	96.0%	596	1,284,238	(10)	0.4%
CV at Bear Creek	Fort Worth	1984	120	90,600	96.7%	713	955,278	(10)	0.3%
CV at Bedford	Fort Worth	1983	238	157,564	96.2%	619	1,672,711	(10)	0.6%
CV at Canyon Hills	Austin	1996	229	183,056	97.8%	745	1,992,010		0.7%
CV at Grapevine I & II	Fort Worth	1985	450	380,468	96.0%	777	4,030,415	(12)	1.4%
CV at Main Park	Dallas	1984	192	180,258	97.9%	829	1,840,532		0.6%
CV at North Arlington	Fort Worth	1985	240	190,540	97.9%	702	1,862,695		0.6%
CV at Oakbend	Dallas	1996	426	382,690	95.3%	848	3,807,563		1.3%
CV at Pear Ridge	Dallas	1988	242	198,522	98.3%	733	1,990,663	(10)	0.7%
CV at Quarry Oaks	Austin	1996	533	469,988	96.8%	813	4,810,403		1.6%
CV at Shoal Creek	Fort Worth	1996	408	388,426	95.8%	949	4,042,565		1.4%
CV at Sierra Vista	Austin	1999	232	205,604	94.4%	807	2,044,477		0.7%
CV at Vista Ridge	Dallas	1985	300	228,696	97.7%	662	2,181,377	(13)	0.7%
CV at Willow Creek	Fort Worth	1996	478	426,909	97.3%	947	4,495,484		1.5%
Paces Cove	Dallas	1982	328	219,726	96.6%	584	1,986,957	(10)	0.7%
Remington Hills	Dallas	1984	362	346,592	96.4%	882	3,221,735		1.1%
Summer Tree	Dallas	1980	232	136,272	95.7%	562	1,479,747		0.5%

Subtotal — Texas			7,190	6,294,723	96.3%	835	63,868,199		21.5%

						Average	Total Multifamily		Percent of Total
			Number	Approximate		Rental	Operating Property		Multifamily Property
Consolidated Multifamily		Year	of	Rentable Area	Percent	Rate	Revenue for		Operating Revenue
Property(1)	Location	Completed(2)	Units(3)	(Square Feet)	Occupied	Per Unit(4)	2007(5)		for 2007(6)

Virginia:
Ashley Park	Richmond	1988	272	194,464	96.3%	745	2,393,417	(10)	0.8%
CV at Chase Gayton	Richmond	1984	328	311,196	97.6%	935	3,121,452		1.1%
CV at Greenbrier	Washington DC	1980	258	218,235	99.2%	969	3,085,895		1.0%
CV at Hampton Glen	Richmond	1986	232	177,760	98.7%	890	2,454,152		0.8%
CV at Harbour Club	Norfolk	1988	213	193,163	91.5%	996	2,468,748		0.8%
CV at Tradewinds	Norfolk	1988	284	279,884	91.9%	960	3,036,596		1.0%
CV at Waterford	Richmond	1989	312	288,840	96.5%	923	3,210,689		1.2%
CV at West End	Richmond	1987	224	137,310	99.6%	831	2,214,481		0.7%
Mayflower Seaside	Norfolk	1950	-	-	-	-	1,499,845	(7)	0.5%
Trolley Square East & West	Richmond	1964 /1965	331	169,499	92.7%	779	3,066,287		1.0%
Trophy Chase I & II	Charlottesville	1970	425	369,664	91.3%	788	3,799,545		1.3%

Subtotal — Virginia			2,879	2,340,015	95.2%	874	30,351,108		10.2%

TOTAL			30,371	29,347,560	96.0%	$880	$297,655,822		100.0%

(1)	At December 31, 2007, only 102 of the properties listed above are 100% owned by us. As reflected in the notes below, the other properties listed above reflect properties that were consolidated during 2007 before being sold outright or sold to joint ventures in which we retain an ownership interest. All properties are 100% owned by us. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Represents year initially completed or, where applicable, year(s) in which additional phases were completed at the property.

(3)	Units (in this table only) refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2007.

(4)	Represents weighted average rental rate per unit of the 102 consolidated multifamily properties at December 31, 2007.

(5)	Total Multifamily Operating Property Revenue for 2007 includes property operating revenue for each of our 102 consolidated multifamily properties at December 31, 2007, as well as 12 consolidated properties sold during 2007, three properties in development, two properties that were previously condominium projects and three that were converted to condominiums.

(6)	Percent of Total Multifamily Operating Property Revenue for 2007 represents each property’s proportionate share of Total Multifamily Operating Property Revenue for 2007 from our 102 consolidated multifamily properties, as well as 12 consolidated properties sold during 2007, three properties in development, two properties that were previously condominium projects and three properties that were converted to condominiums.

(7)	Represents revenues from January 1, 2007 through the date the properties were sold during 2007.

(8)	Represents revenues from the date of our acquisition of this property in 2007 through December 31, 2007.

(9)	These properties are condominium conversions properties that are classified as held for sale.

(10)	These are operating properties that are classified as held for sale.

(11)	These properties were previously condominium projects. During the first quarter of 2007, the Company made the decision to lease all remaining unsold units at both projects.

(12)	This property was renamed during 2007, from CV at Grayson Square I & II to CV at Grapevine I & II.

(13)	This property was renamed during 2007, from CV at Paces Point to CV at Vista Ridge.

The following table sets forth certain additional information relating to the unconsolidated multifamily properties as of and for the year ended December 31, 2007.

Unconsolidated Multifamily Properties

						Average
		Year	Number	Approximate		Rental
Unconsolidated Multifamily		Completed	of	Rentable Area	Percent	Rate
Property(1)	Location	(2)	Units(3)	(Square Feet)	Occupied	Per Unit(4)

Alabama:
CG at Mountain Brook	Birmingham	1987/1991	392	392,700	98.2%	808
Colony Woods	Birmingham	1988	414	450,682	98.3%	752
CV at Rocky Ridge	Birmingham	1984	226	258,900	94.7%	773
Madison at Shoal Run	Birmingham	1985	276	249,300	93.5%	691
Meadows at Brook Highland	Birmingham	1987	400	465,605	95.5%	759
The Grove at Riverchase	Birmingham	1996	345	344,625	95.4%	837

Subtotal — Alabama			2,053	2,161,812	96.2%	773

California
Park Crossing	Fairfield	2006	200	209,928	96.0%	1,455

Subtotal — California			200	209,928	96.0%	1,455

Florida:
CG at Palma Sola	Sarasota	1992	340	293,272	93.2%	866

Subtotal — Florida			340	293,272	93.2%	866

Georgia:
CG at Huntcliff	Atlanta	1997	358	364,633	96.1%	1,074

Subtotal — Georgia			358	364,633	96.1%	8,355

North Carolina:
CG at Research Park (Durham)	Raleigh	2002	370	383,703	96.8%	967
CV at Cary	Raleigh	1995	319	400,127	98.4%	549
CV at Matthews JV	Charlotte	1990	270	255,712	97.4%	790

Subtotal — North Carolina			959	1,039,542	97.5%	778

South Carolina:
Arbors at Windsor Lake	Columbia	1991	228	216,240	93.4%	796
Stone Ridge	Columbia	1972	191	199,226	95.3%	668
Subtotal — South Carolina			419	415,466	94.3%	738

Tennessee
CG at Brentwood	Nashville	1995	254	286,922	98.4%	1,027
Subtotal — Tennessee			254	286,922	98.4%	1,027

Texas:
Auberry at Twin Creeks	Dallas	2006	216	214,448	97.2%	831
Belterra	Fort Worth	2006	288	278,292	96.2%	969
Canyon Creek LP(5)	Austin	2007	336	348,960	LU	—
Cunningham	Austin	2000	280	257,338	93.9%	888
Fairmont at Fossil Creek	Fort Worth	2005	240	223,252	97.1%	809
Subtotal — Texas			1,360	1,322,290	96.0%	663

TOTAL			5,943	6,093,865	96.1%	$803

(1)	We hold between a 5% — 35% non-controlling interest in these unconsolidated joint ventures. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Represents year initially completed or, where applicable, year(s) in which additional phases were completed at the property.

(3)	For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2007.

(4)	Represents weighted average rental rate per unit of the 19 unconsolidated multifamily properties not in lease-up at December 31, 2007.

(5)	This property is currently in lease-up and is not included in the Percent Occupied and Average Rental Rate per Unit totals.

The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our consolidated multifamily properties:

			Average Base
	Number	Percent	Rental Rate
Year-End	of Units	Leased(1)	Per Unit

December 31, 2007	30,371	96.0%	$880
December 31, 2006	32,715	95.5%	$851
December 31, 2005	34,272	95.3%	$817
December 31, 2004	15,489	94.7%	$851
December 31, 2003	12,391	92.9%	$742

(1)	Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period (excluding one property in lease-up at December 31, 2007).

The following table sets forth the total number of multifamily units percent leased and average base rental rate per unit as of the end of each of the last five years for our total multifamily portfolio (including our wholly-owned consolidated properties and our partially-owned unconsolidated joint venture properties):

			Average Base
	Number	Percent	Rental Rate
Year-End	of Units	Leased(1)	Per Unit

December 31, 2007	36,314	96.0%	$868
December 31, 2006	38,111	95.5%	$825
December 31, 2005	44,337	95.3%	$771
December 31, 2004	25,009	94.6%	$818
December 31, 2003	15,224	92.9%	$794

(1)	Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period (excluding one property in lease-up at December 31, 2007).

Office Properties

Our office portfolio is comprised of 48 office properties (including one property in lease-up), consisting of two wholly-owned consolidated properties and 46 properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of approximately 16.1 million net rentable square feet. Of the 48 office properties, 18 are located in Alabama (representing 21% of the total office property net rentable square feet), 14 are located in Florida (representing 35% of the total office property net rentable square feet), eight are located in Atlanta, Georgia (representing 24% of the total office property net rentable square feet), one is located in Rockville, Maryland (representing 1% of the total office property net rentable square feet), two are located in Charlotte, North Carolina (representing 2% of the total office property net rentable square feet), one is located in Memphis, Tennessee (representing 3% of the total office property net rentable square feet), and four are located in Texas (representing 14% of the total office property net rentable square feet). The office properties range in size from approximately 29,988 square feet to 1,196,581 square feet. All of the office properties are managed by us, with the exception of two properties in the DRA/CRT Joint Venture, which are managed by unaffiliated third parties.

The following table sets forth certain additional information relating to the consolidated office properties as of and for the year ended December 31, 2007:

Consolidated Office Properties

						Average Base	Total Office		Percent of Total
		Year	Net Rentable		Total	Rent Per	Operating Property		Office Operating
Consolidated		Completed	Area	Percent	Annualized	Leased	Revenue for		Property Revenue
Office Property(1)	Location	(2)	Square Feet	Leased	Base Rent	Square Foot	2007(3)		for 2007(4)

Alabama:
Colonial Center Blue Lake(5)	Birmingham	1982 /95	-	-	-	-	$1,350,365	(6)	2.4%
Colonial Center Colonnade(5)	Birmingham	1989 /99	-	-	-	-	4,009,272	(6)	7.1%
Brookwood	Birmingham	2007	169,256	LU	-	-	1,585,540	(7)	2.8%
Riverchase Center(5)	Birmingham	1984-88	-	-	-	-	1,426,232	(6)	2.5%
International Park(5)	Birmingham	1987/89/99	-	-	-	-	1,868,449	(6)	3.3%
Independence Plaza(5)	Birmingham	1979	-	-	-	-	820,460	(6)	1.4%
Colonial Plaza(5)	Birmingham	1999	-	-	-	-	1,406,945	(6)	2.5%
Colonial Center Lakeside(5)	Huntsville	1989 /90	-	-	-	-	935,181	(6)	1.6%
Colonial Center Research Park(5)	Huntsville	1999	-	-	-	-	987,091	(6)	1.7%
Colonial Center Research Place(5)	Huntsville	1979/84/88	-	-	-	-	1,441,255	(6)	2.5%
DRS Building(5)	Huntsville	1972/86/90/03	-	-	-	-	802,955	(6)	1.4%
Regions Center(5)	Huntsville	1990	-	-	-	-	1,403,311	(6)	2.4%
Perimeter Corporate Park(5)	Huntsville	1986 /89	-	-	-	-	1,793,653	(6)	3.1%
Progress Center(5)	Huntsville	1983-91	-	-	-	-	1,206,930	(6)	2.1%
Research Park Office Center(5)	Huntsville	1984 /00	-	-	-	-	1,288,818	(6)	2.2%
Northrop Grumman(5)	Huntsville	2007	-	-	-	-	576,744	(6)	1.0%
250 Commerce St	Montgomery	1904 /81	37,447	97.1%	524,468	14.42	528,264	(8)	0.9%

Subtotal-Alabama			206,703	97.1%	524,468	14.42	23,431,464		40.9%

Florida:
901 Maitland Center(5)	Orlando	1985	-	-	-	-	1,072,507	(6)	1.9%
Colonial Center at TownPark(5)	Orlando	2001	-	-	-	-	6,435,237	(6)	11.2%
Colonial TownPark Office(5)	Orlando	2004	-	-	-	-	371,192	(6)	0.6%
Colonial Center Heathrow(5)	Orlando	1988/96/00	-	-	-	-	7,718,949	(6)	13.5%
Colonial Place I & II(5)	Tampa	1984 /1986	-	-	-	-	3,857,883	(6)	6.7%
Colonial Center at Bayside(5)	Tampa	1988/94/97	-	-	-	-	1,876,254	(6)	3.3%
Concourse Center(5)	Tampa	1981 /85	-	-	-	-	2,492,113	(6)	4.3%

Subtotal-Florida			—	—	—	—	23,824,135		41.5%

Georgia:
The Peachtree(5)	Atlanta	1989	-	-	-	-	4,168,079	(6)	7.3%

Subtotal-Georgia			—	—	—	—	4,168,079		7.3%

North Carolina:
Esplanade(5)	Charlotte	1981 /2007	-	-	-	-	1,319,315	(6)	2.3%

Subtotal-North Carolina			—	—	—	—	1,319,315		2.3%

Texas:
Research Park Plaza III and IV(5)	Austin	2001	-	-	-	-	4,605,930	(6)	8.0%

Subtotal-Texas			—	—	—	—	4,605,930		8.0%

TOTAL			206,703	97.1%	$524,468	$14.42	$57,348,924		100.0%

(1)	At December 31, 2007, only two of the properties listed above are 100% owned by us. As reflected in the notes below, the other properties listed above reflect properties that were consolidated during 2007 before being sold outright or sold to joint ventures in which we retain an ownership interest.

(2)	Represents year initially completed or, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Total Office Operating Property Revenue for 2007 includes property operating revenue for each of our two consolidated office properties at December 31, 2007, as well as 46 consolidated properties sold during 2007 through the date of sale.

(4)	Percent of Total Office Operating Property Revenue for 2007 represents each of the property’s proportionate share of Total Office Operating Property Revenue for 2007 from our two consolidated office properties, as well as 46 consolidated properties sold during 2007.

(5)	These properties were transferred to the DRA/CLP JV. We retained a 15% interest in these properties through a non-controlling interest in this joint venture.

(6)	Represents revenues from January 1, 2007 through the date the property was sold during 2007.

(7)	This property is currently in lease-up and is not included in the Percent Leased and Average Base Rent per Leased Square Foot property totals.

(8)	This operating property is classified as held for sale.

The following table sets forth certain additional information relating to the unconsolidated office properties as of and for the year ended December 31, 2007.

Unconsolidated Office Properties

						Average Base
		Year	Net Rentable		Total	Rent Per
Unconsolidated		Completed	Area	Percent	Annualized	Leased
Office Property(1)	Location	(2)	Square Feet	Leased	Base Rent	Square Foot

Alabama:
Colonial Center Blue Lake DRA/CLPJV	Birmingham	1982 /95	166,590	98.8%	$3,020,555	$18.35
Colonial Center Colonnade DRA/CLPJV	Birmingham	1989 /99	419,387	98.7%	8,421,410	20.34
Riverchase Center DRA/CLPJV	Birmingham	1984-88	306,143	93.5%	2,920,032	10.20
Land Title Bldg	Birmingham	1975	29,988	100.0%	409,208	13.65
International Park DRA/CLPJV	Birmingham	1987/89/99	210,984	100.0%	4,007,593	18.99
Independence Plaza DRA/CLPJV	Birmingham	1979	106,216	96.5%	1,820,053	17.76
Colonial Plaza DRA/CLPJV	Birmingham	1999	170,850	89.1%	2,300,144	15.11
Colonial Center Lakeside DRA/CLPJV	Huntsville	1989 /90	-	-	-	-
Colonial Center Lakeside TIC(3)	Huntsville	1989 /90	122,162	100.0%	1,737,762	14.23
Colonial Center Research Park DRA/CLPJV	Huntsville	1999	-	-	-	-
Colonial Center Research Park TIC(3)	Huntsville	1999	133,750	100.0%	2,344,695	17.53
Colonial Center Research Place DRA/CLPJV	Huntsville	1979/84/88	-	-	-	-
Colonial Center Research Place TIC(3)	Huntsville	1979/84/88	272,558	100.0%	3,458,395	12.69
DRS Building DRA/CLPJV	Huntsville	1972/86/90/03	-	-	-	-
DRS Building TIC(3)	Huntsville	1972/86/90/03	215,485	100.0%	1,757,766	8.16
Regions Center DRA/CLPJV	Huntsville	1990	-	-	-	-
Regions Center TIC(3)	Huntsville	1990	154,399	96.1%	2,540,633	17.12
Perimeter Corporate Park DRA/CLPJV	Huntsville	1986 /89	-	-	-	-
Perimeter Corporate Park TIC(3)	Huntsville	1986 /89	234,851	99.7%	4,042,403	17.26
Progress Center DRA/CLPJV	Huntsville	1983-91	-	-	-	-
Progress Center TIC(3)	Huntsville	1983-91	221,992	93.1%	2,443,632	11.82
Research Park Office Center DRA/CLPJV	Huntsville	1984 /00	-	-	-	-
Research Park Office Center TIC(3)	Huntsville	1984 /00	236,453	75.0%	2,001,771	11.29
Northrop Grumman DRA/CLPJV	Huntsville	2007	-	-	-	-
Northrop Grumman TIC(3)	Huntsville	2007	110,275	100.0%	1,445,863	13.11

Subtotal-Alabama			3,112,083	96.6%	44,671,915	14.86

Florida:
Baymeadows Way	Jacksonville	1993	224,281	100.0%	2,130,669	9.50
Jacksonville Baymeadows	Jacksonville	1999	751,917	82.2%	9,304,902	15.05
Jacksonville JTB	Jacksonville	2001	416,773	100.0%	5,378,849	12.91
901 Maitland Center DRA/CLPJV	Orlando	1985	155,730	76.7%	2,313,924	19.37
Colonial Center at TownPark DRA/CLPJV	Orlando	2001	657,844	98.7%	13,472,663	20.75
Colonial TownPark Office DRA/CLPJV	Orlando	2004	37,970	100.0%	865,367	22.79
Colonial Center Heathrow DRA/CLPJV	Orlando	1988/96/00	922,266	84.1%	14,178,417	18.28
Orlando Central	Orlando	1980	617,759	90.6%	9,892,597	17.68

						Average Base
		Year	Net Rentable		Total	Rent Per
Unconsolidated		Completed	Area	Percent	Annualized	Leased
Office Property(1)	Location	(2)	Square Feet	Leased	Base Rent	Square Foot

Orlando Lake Mary	Orlando	1999	304,338	88.1%	4,723,212	17.62
Orlando University	Orlando	2001	385,988	87.0%	7,354,234	21.90
St. Petersburg Center	St. Petersburg	2000	-	-	-	-
Colonial Place I & II DRA/CLPJV	Tampa	1984 /1986	371,674	97.9%	8,534,218	23.45
Colonial Center at Bayside DRA/CLPJV	Tampa	1988/94/97	212,896	81.7%	2,997,807	17.24
Concourse Center DRA/CLPJV	Tampa	1981 /85	294,369	97.5%	6,164,975	21.48
Broward Financial Center	South Florida	1986	325,483	76.6%	7,012,290	28.13
Las Olas Centre	South Florida	1999	-	-	-	-

Subtotal-Florida			5,679,288	89.4%	94,324,124	18.58

Georgia:
Colonial Center at Mansell Overlook JV	Atlanta	1987/96/97/00	652,926	94.3%	11,940,413	19.39
Shoppes & Lakeside at Mansell JV	Atlanta	1996/97/05	35,748	92.7%	814,649	24.58
The Peachtree DRA/CLPJV	Atlanta	1989	316,635	90.9%	6,327,395	21.98
Atlantic Center Plaza	Atlanta	2001	499,709	96.1%	13,942,902	29.03
Atlanta Chamblee	Atlanta	2000	1,133,828	93.2%	20,531,676	19.43
Atlanta Perimeter	Atlanta	1985	182,036	87.2%	2,954,603	18.61
McGinnis Park	Atlanta	2001	202,217	77.4%	2,784,888	17.79
Ravinia 3	Atlanta	1991	801,264	94.7%	13,956,126	18.39

Subtotal-Georgia			3,824,363	92.8%	73,252,652	20.64

Maryland:
Decoverly	Rockville	1989	155,134	83.0%	3,154,747	24.50

Subtotal-Maryland			155,134	83.0%	3,154,747	24.50

North Carolina:
Esplanade DRA/CLPJV	Charlotte	1981 /2007	202,810	86.3%	3,184,745	18.20
Charlotte University	Charlotte	1999	182,989	87.2%	3,014,471	18.89

Subtotal-North Carolina			385,799	86.7%	6,199,216	18.53

Tennessee:
Germantown Center	Memphis	1999	533,950	86.7%	9,605,028	20.75

Subtotal-Tennessee			533,950	86.7%	9,605,028	20.75

Texas:
Research Park Plaza III and IV DRA/CLPJV	Austin	2001	357,689	100.0%	7,608,047	21.27
Signature Place	Dallas	1986	437,290	77.9%	5,912,375	17.36
Post Oak	Houston	1982	1,196,581	95.4%	20,841,677	18.26
Westchase	Houston	2000	184,259	98.5%	3,960,998	21.82

Subtotal-Texas			2,175,819	92.9%	38,323,097	18.96

TOTAL			15,866,436	92.3%	$269,530,779	$18.40

Footnotes on the following page

(1)	We hold between a 15% — 40% non-controlling interest in these unconsolidated joint ventures.

(2)	Represents year initially completed or, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	The DRA/CLP JV sold nine office assets located in Huntsville, Alabama. We acquired a 40% interest (of which 30% is owned by CPSI, our taxable REIT subsidiary) in three separate TIC investments of the same nine properties.

The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2007, for our consolidated office properties:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet)(1)	Leases(1)(2)	Expiring Leases(1)

2008	1	16,478	$238,929	7.5%
2009	—	—	—	—
2010	2	19,897	285,540	9.0%
2011	—	—	—	—
2012	—	—	—	—
2013	3	151,071	2,648,458	83.5%
Thereafter	—	—	—	—

	6	187,446	$3,172,927	100.0%

(1)	Excludes approximately 170,332 square feet of space not leased as of December 31, 2007.

(2)	Annualized base rent is calculated using base rents as of December 31, 2007.

The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2007, for our consolidated office properties and office properties held in unconsolidated joint ventures combined:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet)(1)	Leases(1)(2)	Expiring Leases(1)

2008	312	2,022,845	$41,839,818	14.2%
2009	273	1,769,934	37,021,270	12.6%
2010	274	1,725,817	34,955,002	11.9%
2011	197	1,900,281	37,688,316	12.8%
2012	153	2,433,827	52,436,501	17.8%
2013	60	1,225,136	24,828,571	8.4%
2014	23	1,306,963	19,508,109	6.6%
2015	29	610,688	10,410,196	3.5%
2016	19	580,732	11,444,248	3.9%
2017	10	504,664	8,345,073	2.8%
Thereafter	7	558,454	16,230,355	5.5%

	1,357	14,639,341	$294,707,460	100.0%

(1)	Excludes approximately 1,224,599 square feet of space not leased as of December 31, 2007.

(2)	Annualized base rent is calculated using base rents as of December 31, 2007.

The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our consolidated office properties:

			Average Base
	Rentable Area	Total	Rent Per Leased
Year-End	(Square Feet)	Percent Leased(1)	Square Foot(1)

December 31, 2007	16,073,000	92.3%	$18.20
December 31, 2006	16,927,000	93.5%	$18.79
December 31, 2005	19,500,000	91.3%	$18.35
December 31, 2004	5,870,000	92.2%	$17.48
December 31, 2003	5,464,000	89.7%	$18.56

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot is calculated excluding one property in lease-up at December 31, 2007.

The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our consolidated office properties and office properties held in unconsolidated joint ventures combined:

			Average Base
	Rentable Area	Total	Rent Per Leased
Year-End	(Square Feet)	Percent Leased(1)	Square Foot(1)

December 31, 2007	207,000	97.1%	$14.42
December 31, 2006	6,534,000	94.7%	$17.97
December 31, 2005	7,744,000	92.4%	$19.25
December 31, 2004	5,840,000	92.2%	$18.28
December 31, 2003	5,434,000	89.7%	$18.78

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot is calculated excluding one property in lease-up at December 31, 2007.

Retail Properties

The retail portfolio is comprised of 30 retail properties (including one property in lease-up), consisting of four wholly-owned consolidated properties and 26 properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of approximately 10.5 million square feet of gross retail area (including space owned by anchor tenants). Of the 30 retail properties, 16 are located in Alabama (representing 48.1% of the total retail property gross rentable area), six are located in Florida (representing 13.4% of the total retail property gross rentable area), three are located in Georgia (representing 13.6% of the total retail property gross rentable area), one is located in North Carolina (representing 5.2% of the total retail property gross rentable area), one is located in South Carolina (representing 6.7% of the total retail property gross rentable area), one is located in Tennessee (representing 6.2% of the total retail property gross rentable area), and two are located in Texas (representing 6.9% of the total retail property gross rentable area). All of the retail properties are managed by us, except Parkway, Glynn Place, Valdosta, Bel Air, University Village, Myrtle Beach and Greenville, which are managed by unaffiliated third parties.

The following table sets forth certain information relating to the consolidated retail properties as of and for the year ended December 31, 2007.

Consolidated Retail Properties

								Average
								Base
								Rent Per	Total Consolidated		Percent of Total
		Year	GRA		Number		Total	Leased	Retail Property		2007 Consolidated
Consolidated		Completed	(Square		Of	Percent	Annualized	Square	Revenue for		Retail Property
Retail Property(1)	Location	(2)	Feet)(3)		Stores	Leased(3)	Base Rent(4)	Foot(5)	2007(6)		Revenue(7)

Alabama:
Colonial Promenade Alabaster(11)	Birmingham	2005	-		-	-	$-	$-	$1,866,912	(8)	3.6%
Colonial Promenade Alabaster II(14)	Birmingham	2007	-		-	-	-	-	1,309,221	(9)	2.5%
Brookwood Village Center	Birmingham	1973 /91	16,092		4	100.0%	273,666	17.01	477,637		0.9%
Colonial Brookwood Village	Birmingham	1973 /91	372,053		71	96.2%	6,649,886	26.15	10,320,210		20.0%
Colonial Brookwood Village	Birmingham	1973 /91	231,953	(15)	-	-	-	-	-		-
Colonial Shoppes Colonnade(12)	Birmingham	1989	-		-	-	-	-	1,169,012	(8)	2.3%
Colonial Shoppes Clay(11)	Birmingham	1982	-		-	-	-	-	442,327	(8)	0.9%
Colonial Promenade Fultondale	Birmingham	2007	133,809		21	LU	1,501,611	-	425,613	(10)	0.8%
Colonial Promenade Fultondale	Birmingham	2007	126,840	(15)	-	-	-	-	-		-
Colonial Pinnacle Tutwiler II(14)	Birmingham	2007	-		-	-	-	-	398,885	(9)	0.8%
Colonial Promenade Trussville(11)	Birmingham	2000	-		-	-	-	-	1,851,059	(8)	3.6%
Colonial Promenade Trussville II(11)	Birmingham	2004	-		-	-	-	-	529,355	(8)	1.0%
Colonial Mall Decatur	Decatur	1979 /89	-		-	-	-	-	2,629,585	(8)	5.1%
Colonial Shoppes McGehee	Montgomery	1986	-		-	-	-	-	175,492	(8)	0.3%
Olde Town	Montgomery	1978 /90	-		-	-	-	-	374,444	(8)	0.7%
Colonial Shoppes Bellwood	Montgomery	1988	-		-	-	-	-	419,126	(8)	0.8%
Colonial Promenade Montgomery	Montgomery	1990 /97	-		-	-	-	-	1,039,914	(8)	2.0%
Colonial Promenade Montgomery North	Montgomery	1990 /97	-		-	-	-	-	636,047	(8)	1.2%
Colonial Promenade Craft Farms(13)	Gulf Shores	2007	-		-	-	-	-	539,682	(9)	1.0%

Subtotal-Alabama			880,747		96	96.4%	8,425,163	25.55	24,604,521		47.7%

							Average
							Base
							Rent Per	Total Consolidated		Percent of Total
		Year	GRA	Number		Total	Leased	Retail Property		2007 Consolidated
Consolidated		Completed	(Square	Of	Percent	Annualized	Square	Revenue for		Retail Property
Retail Property(1)	Location	(2)	Feet)(3)	Stores	Leased(3)	Base Rent(4)	Foot(5)	2007(6)		Revenue(7)

Florida:
Colonial Promenade Bear Lake	Orlando	1990	-	-	-	-	-	611,175	(8)	1.2%
Colonial Promenade Burnt Store(11)	Punta Gorda	1990	-	-	-	-	-	530,040	(8)	1.0%
Colonial Promenade Hunter’s Creek(11)	Orlando	1993 /95	-	-	-	-	-	1,132,892	(8)	2.2%
Colonial Promenade Lakewood(11)	Jacksonville	1995	-	-	-	-	-	1,291,362	(8)	2.5%
Colonial Promenade Northdale(11)	Tampa	1988	-	-	-	-	-	1,126,054	(8)	2.2%
Colonial Promenade TownPark(12)	Orlando	2003	-	-	-	-	-	2,322,392	(8)	4.5%
Colonial Promenade Wekiva	Orlando	1990	-	-	-	-	-	1,129,535	(8)	2.2%
Colonial Promenade Winter Haven	Orlando	1986	161,559	21	92.0%	1,142,059	13.97	1,446,743		2.8%

Subtotal-Florida			161,559	21	92.0%	1,142,059	13.97	9,590,192		18.6%

Georgia:										.
Britt David	Columbus	1990	-	-	-	-	-	414,659	(8)	0.8%
Colonial Mall Lakeshore	Gainesville	1984 /97	-	-	-	-	-	2,436,064	(8)	4.7%
Colonial Promenade Beechwood(11)	Athens	1963 /92	-	-	-	-	-	2,140,833	(8)	4.1%

Subtotal-Georgia			—	—	—	—	—	4,991,557		9.7%

North Carolina:
Colonial Mayberry Mall	Mount Airy	1968 /86	-	-	-	-	-	585,511	(8)	1.1%
Colonial Shoppes Quaker	Greensboro	1968/88/97	-	-	-	-	-	753,939	(8)	1.5%
Colonial Shoppes Yadkinville	Yadkinville	1971 /97	-	-	-	-	-	170,206	(8)	0.3%

Subtotal-North Carolina			—	—	—	—	—	1,509,656		2.9%

Tennessee:
Rivermont Shopping Center	Chattanooga	1986 /97	-	-	-	-	-	55,764	(8)	0.1%

Subtotal-Tennessee			—	—	—	—	—	55,764		0.1%

Texas:
Colonial Pinnacle Kingwood Commons(11)	Houston	2003	-	-	-	-	-	1,511,049	(8)	2.9%
Colonial Promenade Portofino(11)	Houston		-	-	-	-	-	3,148,738	(8)	6.1%
Village on Parkway	Dallas	1980	-	-	-	-	-	4,178,261	(8)	8.1%

Subtotal-Texas			—	—	—	—	8,838,049	17.1%

Virginia:
Colonial Mall Staunton	Staunton	1969/86/97	-	-	-	-	-	2,040,828	(8)	4.0%

Subtotal-Virginia			—	—	—	—	—	2,040,828		4.0%

Total			1,042,306	117	95.1%	$9,567,222	$24.09	$51,630,567		100.0%

(1)	At December 31, 2007, only four of the properties listed above are 100% owned by us. As reflected in the notes below, the other properties listed above reflect properties that were consolidated during 2007 before being sold outright or sold to joint ventures in which we retained an ownership interest.

(2)	Represents year initially completed or, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.

(3)	For the purposes of this table, GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants. Percent leased excludes anchor-owned space.

(4)	Total Annualized Base Rent includes all base rents for our wholly-owned properties.

(5)	Includes specialty store space only.

(6)	Total Retail Operating Property Revenue for 2007 includes property operating revenue for each of our four consolidated retail properties at December 31, 2007, as well as 29 consolidated properties sold during 2007 through the date of sale.

(7)	Percent of Total Retail Operating Property Revenue for 2007 represents each of the property’s proportionate share of Total Retail Operating Property Revenue for 2007 from our four consolidated retail properties, as well as 29 consolidated properties sold during 2007.

(8)	Represents revenues from January 1, 2007 through the date the property was sold during 2007.

(9)	Represents revenues from the completion of development of the property through December 31, 2007 or the date the property was sold.

(10)	This property is currently in lease-up and is not included in Percent Leased and Average Base Rent per Leased Square Foot property totals.

(11)	These properties were transferred to the OZRE JV. We retained a 15% interest in these properties through a non-controlling interest in this joint venture.

(12)	These properties were transferred to the DRA/CLP JV. We retained a 15% interest in these properties through a non-controlling interest in this joint venture.

(13)	This property was transferred to a joint venture, Colonial Promenade Craft Farms joint venture. We retained a 15% interest in this property through a non-controlling interest in this joint venture.

(14)	These properties were transferred to a joint venture, Colonial Promenade Alabaster II/Tutwiler II joint venture. We retained a 5% interest in these properties through a non-controlling interest in this joint venture.

(15)	Represents space owned by anchor tenants.

The following table sets forth certain information relating to the unconsolidated retail properties as of and for the year ended December 31, 2007.

Unconsolidated Retail Properties

								Average
								Base
								Rent Per
		Year	GRA		Number		Total	Leased
Unconsolidated		Completed	(Square		Of	Percent	Annualized	Square
Retail Property(1)	Location	(2)	Feet)(3)		Stores	Leased(3)	Base Rent(4)	Foot(5)

Alabama:
Colonial Promenade Alabaster OZREJV	Birmingham	2005	218,681		27	94.9%	$3,115,566	$18.69
Colonial Promenade Alabaster OZREJV	Birmingham	2005	319,091	(7)	-	-	-	-
Colonial Promenade Alabaster II 11/31JV	Birmingham	2007	127,598		26	100.0%	2,069,313	16.97
Colonial Promenade Alabaster II 11/31JV	Birmingham	2007	225,921	(7)	-	-	-	-
Colonial Shoppes Colonnade DRA/CLPJV	Birmingham	1989	125,462		30	93.7%	1,828,594	18.44
Colonial Shoppes Clay OZREJV	Birmingham	1982	66,175		11	91.3%	716,658	13.97
Colonial Pinnacle Tutwiler II 11/31J/V	Birmingham	2007	65,000		2	100.0%	877,650	—
Colonial Promenade Hoover	Birmingham	2002	164,866		34	92.4%	1,852,525	19.05
Colonial Promenade Hoover	Birmingham	2002	215,766	(7)	-	-	-	-
Colonial Promenade Trussville OZREJV	Birmingham	2000	388,302		22	98.9%	3,266,563	14.29
Colonial Promenade Trussville II OZREJV	Birmingham	2004	58,182		16	91.8%	844,699	17.26
Colonial Promenade Trussville II OZREJV	Birmingham	2004	224,509	(7)	-	-	-	-
Bel Air Mall JV	Mobile	1966/90/97	1,000,511		113	92.7%	10,396,852	22.63
Bel Air Mall JV	Mobile	1966/90/97	333,990	(7)	-	-	-	-
Colonial Promenade Madison	Madison	2000	110,712		15	100.0%	1,181,910	14.96
Parkway Place	Huntsville	1975	287,556		74	76.2%	6,319,565	28.85
Parkway Place	Huntsville	1975	348,164	(7)	-	-	-	-
Colonial Promenade Craft Farms LANG/CLPJV(6)	Gulf Shores	2007	243,024		25	-	2,060,348	-
Colonial Promenade Craft Farms LANG/CLPJV(6)	Gulf Shores	2007	125,000	(7)	-	-	-	-
University Village Mall JV	Auburn	1973/84/89	402,008		47	87.5%	2,528,458	20.56
University Village Mall JV	Auburn	1973/84/89	124,707	(7)	-	-	-	-

Subtotal-Alabama			5,175,225		442	92.1%	37,058,701	21.68

Florida:
Colonial Promenade Burnt Store OZREJV	Punta Gorda	1990	95,023		22	93.9%	885,203	15.53
Colonial Promenade Hunter’s Creek OZREJV	Orlando	1993/95	227,536		27	48.6%	1,462,522	20.96
Colonial Promenade Lakewood OZREJV	Jacksonville	1995	194,567		52	95.1%	2,157,140	14.19
Colonial Promenade Northdale OZREJV	Tampa	1988	175,917		24	94.6%	1,760,833	17.25
Colonial Promenade Northdale OZREJV	Tampa	1988	55,000	(7)	-	-	-	-
Colonial Promenade TownPark DRACLPJV	Orlando	2003	199,221		32	92.6%	2,485,631	24.02

Subtotal-Florida			947,264		157	82.5%	8,751,329	18.07

Georgia:								.
Glynn Place Mall JV	Brunswick	1986	278,295		50	86.3%	2,731,543	18.65
Glynn Place Mall JV	Brunswick	1986	225,558	(7)	-	-	-	-
Valdosta Mall JV	Valdosta	1982/85	442,549		54	81.6%	4,094,024	16.65
Valdosta Mall JV	Valdosta	1982/85	93,729	(7)	-	-	-	-
Colonial Promenade Beechwood OZREJV	Athens	1963/92	350,091		39	99.8%	3,744,300	15.99

Subtotal-Georgia			1,390,222		143	88.8%	10,569,867	16.94

North Carolina:
Greenville Mall JV	Greenville	1965/89/99	404,956		57	92.3%	4,147,725	23.32
Greenville Mall JV	Greenville	1965/89/99	46,051	(7)	-	-	-	-

Subtotal-North Carolina			451,007		57	92.3%	4,147,725	23.32

South Carolina:
Myrtle Beach Mall JV	Myrtle Beach	1986	524,133		53	85.6%	4,278,864	23.16

Subtotal-South Carolina			524,133		53	85.6%	4,278,864	23.16

Tennessee:
Colonial Pinnacle Turkey Creek	Knoxville	2005	487,284		67	97.4%	7,730,367	22.38

Subtotal-Tennessee			487,284		67	97.4%	7,730,367	22.38

							Average
							Base
							Rent Per
		Year	GRA	Number		Total	Leased
Unconsolidated		Completed	(Square	Of	Percent	Annualized	Square
Retail Property(1)	Location	(2)	Feet)(3)	Stores	Leased(3)	Base Rent(4)	Foot(5)

Texas:
Colonial Pinnacle Kingwood Commons OZRE JV	Houston	2003	164,356	28	87.6%	2,460,024	21.33
Colonial Promenade Portofino OZRE JV	Houston	2003	374,012	43	89.3%	5,056,769	22.22

Subtotal-Texas			538,368	71	88.8%	7,516,793	21.87

Total			9,513,503	990	90.0%	$80,053,646	$20.62

(1)	We hold between a 5% — 50% non-controlling interest in these unconsolidated joint ventures.

(2)	Represents year initially completed or, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.

(3)	GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants. Percent leased excludes anchor-owned space.

(4)	Total Annualized Base Rent includes all base rents for our partially-owned properties.

(5)	Includes specialty store space only.

(6)	This property is currently in lease-up and is not included in Percent Leased and Average Base Rent per Leased Square Foot property totals.

(7)	Represents space owned by anchor tenants.

The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2007, for our consolidated retail properties:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet)(1)	Leases(1)	Expiring Leases(1)

2008	16	136,052	$1,128,511	11.7%
2009	12	29,776	564,980	5.9%
2010	7	11,954	283,575	2.9%
2011	18	42,386	1,336,217	13.9%
2012	26	116,729	2,205,098	22.9%
2013	8	36,141	477,525	5.0%
2014	6	13,332	355,995	3.7%
2015	3	13,100	295,980	3.1%
2016	3	113,725	708,000	7.4%
2017	11	76,032	1,460,122	15.2%
Thereafter	4	55,074	815,345	8.5%

	114	644,301	$9,631,348	100.0%

(1)	Annualized base rent is calculated using base rents as of December 31, 2007.

The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2007, for our consolidated office properties and office properties held in unconsolidated joint ventures combined:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet)	Leases(1)	Expiring Leases

2008	146	501,549	$7,340,124	8.0%
2009	156	513,811	7,376,496	8.1%
2010	159	610,202	9,037,447	9.9%
2011	128	824,344	10,537,471	11.5%
2012	143	971,821	12,040,926	13.2%
2013	83	519,764	6,785,514	7.4%
2014	40	299,619	3,460,055	3.8%
2015	54	480,976	5,958,547	6.5%
2016	69	569,468	8,273,357	9.1%
2017	65	420,356	7,360,057	8.1%
Thereafter	40	1,341,009	13,124,310	14.4%

	1,083	7,052,919	$91,294,304	100.0%

(1)	Annualized base rent is calculated using base rents as of

The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the consolidated retail properties:

	Gross		Average
	Retail Area	Percent	Base Rent Per Leased
Year-End	(Square Feet)	Leased(1)	Square Foot(1)(2)

December 31, 2007	1,042,000	95.1%	$24.09
December 31, 2006	7,498,000	92.9%	$17.45
December 31, 2005	8,634,000	91.7%	$17.39
December 31, 2004	14,676,000	91.0%	$18.58
December 31, 2003	13,182,000	89.0%	$18.19

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot is calculated excluding one property in lease-up at December 31, 2007.

(2)	Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the total retail portfolio:

	Gross		Average
	Retail Area	Percent	Base Rent Per Leased
Year-End	(Square Feet)	Leased(1)	Square Foot(1)(2)

December 31, 2007	10,556,000	90.4%	$20.96
December 31, 2006	12,738,000	93.1%	$19.07
December 31, 2005	13,453,000	92.2%	$18.81
December 31, 2004	15,294,000	91.4%	$19.45
December 31, 2003	15,343,000	89.6%	$19.84

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot is calculated excluding one property in lease-up at December 31, 2007.

(2)	Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

For-Sale Residential

As of December 31, 2007, we had eight consolidated for-sale developments and one partially-owned development. See Note 8 — Undeveloped Land and Construction in Progress in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for a list of our for-sale residential projects. As of December 31, 2007, net of the $42.1 million impairment charge recorded on our consolidated assets, we had approximately $118.2 million of capital cost (based on book value, including pre-development and land costs) invested in these eight consolidated projects. See Note 6 — For-Sale Activity and Impairment in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional discussion.

Undeveloped Land

We own various parcels of land that are held for future developments. Land adjacent to multifamily properties typically will be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at office and retail properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings, expansion of the shopping center, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers.

Property Markets

The table below sets forth certain information with respect to the geographic concentration of our consolidated properties as of December 31, 2007.

Geographic Concentration of Consolidated Properties

					Revenues from	Total Operating		Percent of Total
	Units			Total 2007	Discontinued	Property Revenue		2007 Consolidated
	(Multifamily)	NRA	GRA	Consolidated Operating	Operations in 2007	from Continuing		Operating Property
State	(1)	(Office)(2)	(Retail)(3)	Property Revenue	(4)	Operations		Revenue

Alabama	2,499	206,703	880,747	$70,640,789	$6,229,630	$64,411,159		18.7%
Arizona	952	—	—	9,104,929	—	9,104,929		2.6%
Florida	3,069	—	161,559	70,408,344	7,913,348	62,494,996		18.2%
Georgia	4,431	—	—	55,558,060	3,289,619	52,268,441		15.2%
Mississippi	—	—	—	2,356,075	2,356,075	—		0.0%
North Carolina	7,128	—	—	65,435,713	15,655,888	49,779,825		14.5%
South Carolina	1,578	—	—	16,455,128	1,207,563	15,247,565		4.4%
Tennessee	645	—	—	6,972,158	3,207,077	3,765,081		1.1%
Texas	7,190	—	—	77,312,178	17,124,052	60,188,126		17.5%
Virginia	2,879	—	—	32,391,939	5,934,600	26,457,339		7.7%

Total	30,371	206,703	1,042,306	$406,635,313	$62,917,852	$343,717,461	(5)	100.0%

(1)	Units (in this table only) refer to multifamily apartment units.

(2)	NRA refers to net rentable area of office space.

(3)	GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.

(4)	See Note 5 to our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

(5)	Total Operating Property Revenue from Continuing Operations can be calculated by adding Minimum rent, Minimum rent from affiliates, Percentage rent, Tenant recoveries and Other property related revenue on our Consolidated Statements of Income and Comprehensive Income.

We believe that the demographic and economic trends and conditions in the markets where our operating properties are located indicate a potential for continued growth in property net operating income. Our consolidated and unconsolidated operating properties are located in a variety of distinct submarkets within Alabama, Arizona, California, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham, Alabama; Orlando, Florida; Atlanta, Georgia; Charlotte and Raleigh, North Carolina; and Austin, Dallas and Houston, Texas are our primary markets. We believe that our markets in these 11 states are characterized by stable and increasing populations and as a result of the recent economic downturn moderate employment growth. These markets should continue to provide a steady demand for multifamily, office and retail properties.

Mortgage Financing

As of December 31, 2007, we had approximately $1.6 billion of collateralized and unsecured indebtedness outstanding with a weighted average interest rate of 5.8% and a weighted average maturity of 5.8 years. Of this amount, approximately $62.1 million was collateralized mortgage financing and $1.6 billion was unsecured debt. Our mortgaged indebtedness was collateralized by four of our consolidated properties and carried a weighted average interest rate of 5.9% and a weighted average maturity of 5.5 years. The following table sets forth our collateralized and unsecured indebtedness in more detail.

Mortgage Debt and Notes Payable
(dollars in thousands)

			Principal Balance	Anticipated Annual Debt		Balance Due on
Property(1)	Interest Rate		(as of 12/31/07)	Service (1/1/08 - 12/31/08)	Maturity Date	Maturity

Multifamily Properties
CG at Trinity Commons	6.100	%(3)	$16,725	$17,745	05/31/08	$16,725
CV at Timber Crest	6.100	%(3)	14,325	15,199	05/31/08	14,325
CG at Wilmington	6.100	%(3)	12,276	13,025	05/31/08	12,276
CG at Godley Station	5.550%		18,482	1,671	06/01/25	—
Other debt:
Land Loan	5.600	%(3)	249	263	09/30/08	—
Unsecured Credit Facility(2)	5.350	%(3)	39,316	2,103	06/15/12	39,316
Medium Term Notes	8.800%		20,000	1,760	02/01/10	20,000
Medium Term Notes	8.800%		5,000	440	03/15/10	5,000
Medium Term Notes	8.050%		10,000	805	12/27/10	10,000
Medium Term Notes	8.080%		10,000	808	12/24/10	10,000
Senior Unsecured Notes	6.875%		100,000	6,875	08/15/12	100,000
Senior Unsecured Notes	6.150%		125,000	7,688	04/15/13	125,000
Senior Unsecured Notes	4.800%		100,000	4,800	04/01/11	100,000
Senior Unsecured Notes	6.250%		300,000	18,750	06/15/14	300,000
Senior Unsecured Notes	4.750%		275,000	13,063	02/01/10	275,000
Senior Unsecured Notes	5.500%		325,000	17,875	10/01/15	325,000
Senior Unsecured Notes	6.050%		275,000	16,638	09/01/16	275,000
Unamortized Discounts			(4,534)			(4,534)

TOTAL CONSOLIDATED DEBT	5.804%		$1,641,839	$139,506		$1,623,108

(1)	Certain of the properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	This unsecured credit facility bears interest at a variable rate, based on LIBOR plus a spread of 75 basis points. The facility also includes a competitive bid feature that allows us to convert up to $250 million under the unsecured credit facility to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2007, we had no amounts outstanding under the competitive bid feature.

(3)	Represents variable rate debt.

In addition to our consolidated debt, all of our unconsolidated joint venture properties are also subject to mortgage loans. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. Our pro-rata share of such indebtedness as of December 31, 2007 was $544.2 million. In addition, we have made certain guarantees in connection with our investment in unconsolidated joint ventures (see Note 19 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).

Item 3.	Legal Proceedings.

We are involved in various lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of these normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations. In addition, neither we nor any of our properties are presently subject to any material litigation arising out of the ordinary course of business. For additional information regarding legal disputes, see Note 19 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters.

Our common shares are traded on the New York Stock Exchange under the symbol “CLP”. The following sets forth the high and low sale prices for the common shares for each quarter in the two-year period ended December 31, 2007, as reported by the New York Stock Exchange Composite Tape, and the distributions paid by us with respect to each such period.

Calendar Period	High	Low	Distribution

2007:
First Quarter	$50.09	$43.59	$0.68
Second Quarter(1)	$50.20	$35.27	$11.43
Third Quarter	$38.87	$31.44	$0.68
Fourth Quarter	$37.49	$21.35	$0.50
2006:
First Quarter	$51.59	$43.22	$0.68
Second Quarter	$49.40	$43.45	$0.68
Third Quarter	$50.50	$46.40	$0.68
Fourth Quarter	$51.69	$45.86	$0.68

(1)	Includes a special distribution paid during the second quarter of 2007 of $10.75 (see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).

On February 25, 2008, the last reported sale price of the common shares on the New York Stock Exchange was $26.11. On February 25, 2008, we had approximately 3,547 shareholders of record.

During December 2007, the Company issued an aggregate of 166,565 common shares of beneficial interest in exchange for common units of CRLP. The following table sets forth the specific dates and number of shares issued upon exchange of the common units of CRLP:

Units Exchanged/
Date	Shares Issued

December 1, 2007	186
December 14, 2007	91,402
December 19, 2007	74,587
December 21, 2007	390

The units were tendered for redemption by certain limited partners of CRLP in accordance with the terms of the agreement of limited partnership of CRLP. These common shares were issued in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on an exchange ratio of one common share for each common unit of CRLP.

We intend to continue to declare quarterly distributions on our common shares. Future distributions will be declared and paid at the discretion of our board of trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our board of trustees deem relevant. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income.

Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the NAREIT Equity Index for the period December 31, 2002 through December 31, 2007, assuming an initial investment of $100 on December 31, 2002 in stock or index — including reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Colonial Properties Trust, The S&P 500 Index
And the NAREIT Equity Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data.

The following table sets forth selected financial and operating information on a historical basis for each of the five years ended December 31, 2007. The following information should be read together with our consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. Our historical results may not be indicative of future results due, among other things, to our current strategy to generate approximately 75% to 80% of our net operating income from multifamily properties (see Note 1 — Organization and Basis of Presentation in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

	2007	2006	2005	2004	2003
	(In thousands, except per share data)

OPERATING DATA
Total revenue	$401,517	$445,377	$374,568	$235,942	$119,412
Expenses:
Depreciation and amortization	113,703	135,578	140,922	67,600	53,323
Impairment charges	43,679	1,600	—	—	—
Other operating	220,970	214,484	158,909	97,536	78,280
Income from operations	23,165	93,715	74,737	70,806	67,809
Interest expense	90,390	119,445	116,587	67,996	56,712
Interest income	8,358	7,753	4,397	1,051	773
Gains from sales of property	314,201	66,794	105,609	4,748	7,913
Other income, net	18,263	39,528	4,245	8,391	126
Income from continuing operations	273,243	70,725	51,526	10,946	5,295
Income from discontinued operations	82,658	132,755	168,115	43,673	38,658
Dividends to preferred shareholders	13,439	20,903	22,391	14,781	11,424
Distributions to preferred unitholders	7,250	7,250	7,250	7,493	17,184
Net income available to common shareholders	342,102	180,449	197,250	39,838	32,529
Per share — basic:
Income (loss) from continuing operations	$5.60	$1.05	$0.75	$(0.14)	$(0.25)
Income from discontinued operations	1.78	2.92	4.43	1.61	1.55

Net income per share — basic	$7.38	$3.97	$5.18	$1.47	$1.30

Per share — diluted:
Income (loss) from continuing operations	$5.52	$1.04	$0.74	$(0.14)	$(0.24)
Income from discontinued operations	1.76	2.88	4.39	1.59	1.53

Net income per share — diluted	$7.28	$3.92	$5.13	$1.45	$1.29

Dividends declared per common share(1)	$13.29	$2.72	$2.70	$2.68	$2.66
BALANCE SHEET DATA
Land, buildings and equipment, net	$2,394,589	$3,562,954	$3,888,932	$2,426,381	$1,970,699
Total assets	3,229,830	4,431,777	4,499,258	2,801,343	2,194,927
Total long-term liabilities	1,641,839	2,397,906	2,494,350	1,855,787	1,267,865
OTHER DATA
Funds from operations(2)*	$101,192	$215,460	$177,931	$137,610	$123,050
Total market capitalization(3)	3,162,836	5,386,888	5,242,012	3,621,947	2,998,390
Cash flow provided by (used in)
Operating activities	99,030	171,796	154,174	139,241	137,803
Investing activities	657,456	135,418	(310)	(446,035)	(122,555)
Financing activities	(751,100)	(250,182)	(133,974)	309,449	(13,414)
Total properties (at end of year)	200	223	261	153	112

(1)	Includes a special distribution paid of $10.75 per share during the second quarter of 2007 of $10.75 (see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).

(2)	Pursuant to the definition of Funds from Operations (FFO) adopted by the Board of Governors of NAREIT, FFO is calculated by adjusting net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

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

(3)	Total market capitalization is defined as the market value of outstanding common shares of the Company and operating partnership units of CRLP, plus the market value of preferred equity and outstanding principal balance of consolidated debt of the Company. This amount was calculated assuming the conversion of 10,052,778, 10,579,261, 10,872,568, 10,372,650 and 10,361,034 operating partnership units in CRLP into the Company’s common shares as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

*	Non-GAAP financial measure. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations” for reconciliation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together except as otherwise noted, with the consolidated financial statements of the Company and notes thereto contained in Item 8 of this Form 10-K.

General

As of December 31, 2007, we owned or maintained a partial ownership in 122 multifamily apartment communities containing a total of 36,314 apartment units (consisting of 102 wholly-owned consolidated properties and 20 properties partially-owned through unconsolidated joint venture entities aggregating 30,371 and 5,943 units, respectively), 48 office properties containing a total of approximately 16.1 million square feet of office space (consisting of two wholly-owned consolidated properties and 46 properties partially-owned through unconsolidated joint-venture entities aggregating 0.2 and 15.9 million square feet, respectively), 30 retail properties containing a total of approximately 7.8 million square feet of retail space, excluding anchor-owned square-footage (consisting of four wholly-owned properties and 26 properties partially-owned through unconsolidated joint venture entities aggregating 0.7 million and 7.1 million square feet, respectively, and certain parcels of land adjacent to or near certain of these properties. As of December 31, 2007, consolidated multifamily, office and retail properties that had achieved stabilized occupancy (which occurs once a property has attained 93% physical occupancy) were 96.0%, 97.1% and 90.4% leased, respectively.

We are the direct general partner of, and as of December 31, 2007, held approximately 82.5% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”). We conduct all of our business through CRLP, Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for our properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management services for properties owned by third parties.

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

The for-sale residential business, which deteriorated throughout 2007, experienced significant deterioration in the third and fourth quarters of 2007 due to increasing mortgage financing rates, the decline in the availability of sub-prime lending and other types of mortgages. This deterioration led to increasing supplies of such assets, an increase in construction costs, and higher insurance costs, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market declined, primarily due to a lack of demand, and certain units that were under contract did not close because buyers backed out of the sales contracts. Because of these factors, we recorded a non-cash impairment charge of $43.3 million ($26.8 million, net of tax) to reduce the carrying value of certain of our for-sale residential developments to their estimated fair market value. This impairment charge was primarily related to the for-sale residential projects located in Gulf Shores, Alabama and one condominium project in downtown Charlotte, North Carolina. Including the charge, as of December 31, 2007, we had approximately $135.6 million of capital cost (based on book value, including pre-development and land costs) invested in our consolidated and unconsolidated for-sale residential projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect our shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.

Strategic Initiative

In November 2006, the Company announced that it was accelerating its plan to become a multi-family focused REIT by reducing its ownership interests in its office and retail portfolios. To facilitate this plan, in June 2007, the Company completed two joint venture transactions, one involving 26 properties and the other involving 11 properties. In addition, in July 2007, the Company completed the outright sale of an additional 11 retail properties for an aggregate sales price of $129.0 million. As a result of the sale of one of these assets for less than its carrying value, the Company recorded an impairment charge of approximately $2.5 million during the three months ended June 30, 2007. In addition, the Company sold a retail property, of which it owned 90%, for a sales price of $74.4 million. These transactions are more fully described under “Business -Business Strategy” in Item 1 of this Form 10-K.

As a result of the joint venture transactions, the Company paid a special dividend of $10.75 per share on June 27, 2007. The remaining proceeds from these transactions were used to pay down the Company’s outstanding indebtedness (see Note 11 to our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). During 2007, the Company incurred approximately $29.2 million in prepayment penalties, which was partially offset by the write-off of approximately $16.7 million in debt intangibles. In addition the Company incurred transaction costs of approximately $11.8 million (excluding minority interest of approximately $2.0 million) in connection with the office and retail joint venture transactions, including employee incentives of approximately $0.5 million. These transaction costs were recorded as a part of the net gain recorded for the two joint venture transactions. During 2007, the Company also incurred approximately $3.0 million of non-divisional termination benefits and severance costs associated with its strategic initiative. Of the $3.0 million of restructuring charges, approximately $0.2 million was associated with our multifamily portfolio, $0.7 million with our office portfolio, $0.3 million with our retail portfolio and $0.3 million with our for-sale residential portfolio. The remainder of these costs were non-divisional charges.

Executive Summary of Results of Operations

The following discussion of results of operations should be read in conjunction with the Consolidated Statements of Income and Comprehensive Income and the Operating Results Summary included below. In order to evaluate the operating performance of our properties for the comparative periods presented, we have presented financial information which summarizes the rental and other property revenues, property operating expenses (excluding depreciation and amortization) and net operating income (“NOI”) on a comparative basis. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI is a supplemental non-GAAP financial measure. We believe that the line on our Consolidated Statements of Income and Comprehensive Income entitled “net income” is the most directly comparable GAAP measure to NOI. A reconciliation of net operating income to GAAP net income is included below. A reconciliation of segment NOI for our four operating segments with operating properties — multifamily, office, retail and for-sale residential — is set forth in Note 10 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of management, in evaluating the performance of geographic operations, operating segment groupings, individual properties and geographic operations. Additionally, management believes that NOI is a widely accepted measure of comparative operating performance in the real estate investment community. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance,

(3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of our needs.

The principal factors that influenced our operating results for 2007 are as follows:

•	Total multifamily revenues decreased $4.0 million, or 1.3%, compared to 2006 primarily as a result of the net of four acquisitions and 12 dispositions during 2007, compared to 10 acquisitions and 16 dispositions during 2006.

•	Total multifamily NOI decreased $1.9 million, or 1.1%, compared to 2006 as a result of the net of four acquisitions and 12 dispositions during 2007, compared to 10 acquisitions and 16 dispositions during 2006.

•	Office and Retail NOI and Rental revenues associated with our office and retail assets decreased due to:

•	the office and retail joint venture transactions that were consummated during June 2007;

•	the sale of 85% of our interest in the office assets contributed to the Colonial Center Mansell joint venture in June 2006;

•	the outright sale of three other office assets throughout the remainder of 2006; and

•	the outright sale of 16 retail assets during 2007.

•	Gains on sale of real estate increased as a result of net gains of approximately $276.5 million recognized in connection with the sale of our 69.8% interest in the DRA/CLP JV and our 69.8% interest in the OZRE JV in June 2007, as more fully described under “Business-Business Strategy” in Item 1 of this Form 10-K. During 2007, we recognized an additional $8.5 million of gain on sale related to these transactions as a result of a reduction of the obligations initially incurred in connection with these transactions.

•	We incurred a $43.3 million non-cash impairment charge ($26.8 million net of income tax) related to our for-sale residential business, a $2.5 million impairment charge related to a retail asset sold during 2007 and an $0.8 million impairment charge as a result of fires at two of our multifamily apartment communities .

•	Commercial development sales and for-sale residential sales contributed approximately $17.0 million of net income, excluding impact of impairment charge.

•	Operations for 2007 included approximately $20.5 million of net expenses associated with our strategic initiative (see below for detailed discussion of these expenses).

Additionally, our multifamily portfolio physical occupancy for consolidated properties was 96.0%, 95.5% and 95.3% for the years ended December 31, 2007, 2006 and 2005.

Reconciliation of Operating Results Summary to Consolidated Statements of Income and Comprehensive Income

The following schedules are provided to reconcile our Consolidated Statements of Income and Comprehensive Income to the information presented in the Operating Results Summary (dollar amounts in thousands).

	2007			2006			2005
	Continuing	Discontinued		Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total	Operations	Operations	Total

Rental revenues(1)	$343,717	$62,918	$406,635	$397,200	$138,853	$536,053	$366,629	$175,611	$542,240
Construction revenues	38,448	—	38,448	30,484	—	30,484	—	—	—
Non-property related revenues	19,352	—	19,352	17,693	—	17,693	7,939	7,049	14,988
Property operating expenses (rental expense and real estate taxes)	(128,386)	(26,242)	(154,628)	(138,767)	(55,637)	(194,404)	(122,169)	(68,883)	(191,052)
Construction expenses	(34,546)	—	(34,546)	(29,411)	—	(29,411)	—	—	—
Property management expenses	(12,182)	—	(12,182)	(12,590)	—	(12,590)	(12,615)	—	(12,615)
General and administrative expenses	(27,160)	—	(27,160)	(21,098)	—	(21,098)	(19,549)	—	(19,549)
Management fee and other expenses	(15,677)	—	(15,677)	(12,618)	—	(12,618)	(4,576)	(5,300)	(9,876)
Restructuring charges	(3,019)	—	(3,019)	—	—	—	—	—	—
Depreciation and amortization	(113,703)	(11,001)	(124,704)	(135,578)	(36,045)	(171,623)	(140,922)	(52,866)	(193,788)
Impairment charges	(43,679)	(2,950)	(46,629)	(1,600)	—	(1,600)	—	—	—
Interest expense and debt cost amortization	(90,390)	(5,501)	(95,891)	(119,445)	(14,918)	(134,363)	(116,587)	(21,605)	(138,192)
Loss on retirement of debt	(9,120)	(3,403)	(12,523)	(641)	(562)	(1,203)	—	—	—
Income taxes	15,831	—	15,831	(189)	—	(189)	(1,551)	—	(1,551)
Gains on hedging activity	345	—	345	5,535	—	5,535	886	—	886
Other	—	—	—	—	—	—	4,000	—	4,000
Interest income	8,358	8	8,366	7,753	34	7,787	4,397	67	4,464
Income (loss) from unconsolidated entities	11,207	—	11,207	34,823	—	34,823	910	(186)	724
Gains, net of income taxes	314,200	91,147	405,347	66,794	134,619	201,413	105,609	183,011	288,620
Minority interest of limited partners	(1,335)	(3,988)	(5,323)	766	(2,591)	(1,825)	(5,245)	(585)	(5,830)
Minority interest in CRLP	982	(18,330)	(17,348)	(18,386)	(30,998)	(49,384)	(15,630)	(48,198)	(63,828)

Net income	273,243	82,658	355,901	70,725	132,755	203,480	51,526	168,115	219,641

Dividends to preferred shareholders	(13,439)	—	(13,439)	(20,903)	—	(20,903)	(22,391)	—	(22,391)
Preferred share issuance costs write-off	(360)	—	(360)	(2,128)	—	(2,128)	—	—	—

Net income available to common shareholders	$259,444	$82,658	$342,102	$47,694	$132,755	$180,449	$29,135	$168,115	$197,250

(1)	Rental revenues include minimum rent, percentage rent, tenant recoveries and other property related revenue from our Consolidated Statements of Income.

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

				2007 v 2006	2006 v 2005
	2007	2006	2005	Variance	Variance
	(Amounts in thousands)

Rental revenues:
Multifamily	$297,655	$301,613	$264,218	$(3,958)	$37,395
Office	57,349	138,645	124,992	(81,296)	13,653
Retail	51,631	95,794	153,030	(44,163)	(57,236)

Total rental revenues	406,635	536,052	542,240	(129,417)	(6,188)

Property operating expenses (rental expenses and real estate taxes):
Multifamily	(119,540)	(121,586)	(105,888)	2,046	(15,698)
Office	(19,148)	(46,450)	(39,744)	27,302	(6,706)
Retail	(15,940)	(26,367)	(45,420)	10,427	19,053

Total property operating expenses	(154,628)	(194,403)	(191,052)	39,775	(3,351)

Net operating income (rental revenues less property operating expenses)(1)	$252,007	$341,649	$351,188	$(89,642)	$(9,539)
Multifamily Margin (NOI/rental revenues)(2):	59.8%	59.7%	59.9%	(0.1)%	(0.2)%
Multifamily occupancy at end of period(3):	96.0%	95.5%	95.3%	0.5%	0.2%

Construction revenues	38,448	30,484	—	7,964	30,484
Construction expenses	(34,546)	(29,411)	—	(5,135)	(29,411)
Non-property related revenues	19,352	17,693	14,988	1,659	2,705
Depreciation & amortization	(124,704)	(171,623)	(193,788)	46,919	22,165
Property management expenses	(12,182)	(12,590)	(12,615)	408	25
General and administrative expenses	(27,160)	(21,098)	(19,549)	(6,062)	(1,549)
Management fee and other expense	(15,677)	(12,618)	(9,876)	(3,059)	(2,742)
Restructuring charges	(3,019)	—	—	(3,019)	—
Impairment charges	(46,629)	(1,600)	—	(45,029)	(1,600)
Interest expense & debt cost amortization	(95,891)	(134,363)	(138,192)	38,472	3,829
Loss on retirement of debt	(12,523)	(1,203)	—	(11,320)	(1,203)
Interest income	8,366	7,787	4,464	579	3,323
Income taxes	15,831	(189)	(1,551)	16,020	1,362
Gains on hedging activity	345	5,535	886	(5,190)	4,649
Other	—	—	4,000	—	(4,000)

Earnings from continuing and discontinued operations	(37,982)	18,453	(45)	(56,435)	18,498

Equity in earnings from unconsolidated entities	11,207	34,823	724	(23,616)	34,099
Gains from sale of property, net of income taxes	405,347	201,413	288,620	203,934	(87,207)
Minority interest in CRLP	(17,348)	(49,384)	(63,828)	32,036	14,444
Minority interest of limited partners	(5,323)	(1,825)	(5,830)	(3,498)	4,005

Net income	$355,901	$203,480	$219,641	$152,421	$(16,161)

(1)	Net operating income is a non-GAAP financial measure. See discussion related to this measure above under “Executive Summary of Results of Operations.” Multifamily NOI, Office NOI and Retail NOI each can be calculated by subtracting operating expenses from rental revenues.

(2)	Multifamily Margin is calculated by subtracting multifamily operating expenses from multifamily rental revenues and dividing the difference by multifamily rental revenues.

(3)	Multifamily occupancy at end of period consists of physical occupancy for consolidated properties in our multifamily portfolio at the end of the applicable period.

Operating Results — 2007 compared to 2006

Multifamily analysis

For the year ended December 31, 2007 as compared to 2006, total multifamily revenues decreased $4.0 million as a result of disposition activities, which were partially offset by revenues from acquisitions, new developments placed into service and additional ancillary income. Multifamily revenues decreased $45.0 million as a result of the multifamily community dispositions that occurred during 2007 and 2006 and $2.1 million as a result of the conversion of three multifamily communities to for-sale condominiums. This decrease was partially offset by multifamily revenue increases of $31.0 million related to 2007 and 2006 acquisitions, $7.7 million related to improved operations at our properties held for all of 2006 and 2007 ($4.4 million associated with increased rental rates and $3.3 million associated with additional ancillary income), $3.8 million related to new developments placed into service during 2007 and 2006 and $1.0 million as a result of moving two for-sale residential projects into the rental pool.

For the year ended December 31, 2007 as compared to 2006, total multifamily NOI decreased $1.9 million as a result of disposition activities, which were partially offset by acquisitions, new developments placed into service and improved operations. NOI decreased $27.6 million as a result of the multifamily community dispositions that occurred during 2007 and 2006, $1.3 million related to an increase in salaries and incentives and $1.2 million as a result of the conversion of three multifamily communities to for-sale condominiums. In addition, NOI decreased due to impairment charges recorded as a result of fires at two multifamily apartment communities. These decreases in NOI were partially offset by $19.4 million related to 2007 and 2006 acquisitions, $2.3 million related to new developments placed into service and $7.7 million as a result of improved operations as mentioned above. The markets that experienced the majority of the growth were Austin and Fort Worth, Texas; Charlotte and Raleigh, North Carolina; and Richmond, Virginia.

Commercial property analysis

For the year ended December 31, 2007 as compared to 2006, rental revenues associated with our office and retail assets decreased $125.5 million and office and retail NOI decreased $87.4 million. As a result of the office joint venture transaction that closed in June 2007, office revenues and office NOI decreased $74.1 million and $46.5 million, respectively. As a result of the retail joint venture transaction that closed in June 2007, retail revenues and retail NOI decreased $16.6 million and $12.4 million, respectively. Additionally, retail rental revenues and retail NOI decreased $11.6 million and $8.4 million, respectively, as a result of the outright sale of 12 of our retail malls and shopping centers during July 2007. The remaining decrease is related to other single property dispositions of office and retail assets during 2007 and 2006.

Construction activities

Revenues from construction activities increased approximately $8.0 million for the year ended December 31, 2007, as compared to the same period in 2006. Expenses from construction activities increased approximately $5.1 million for the year ended December 31, 2007, as compared to the same period in 2006. We provided construction services to Colonial Grand at Traditions, a wholly-owned development project during 2007, and to Colonial Grand at Canyon Creek, in which we own a 25% interest, during 2006 and 2007. All revenues and expenses associated with our percent interest are eliminated in consolidation.

Non-property related revenues

Non-property related revenues increased $1.7 million for the year ended December 31, 2007, as compared to the same period in 2006. This increase is a result of the management fees that the Company began receiving as a result of the office and retail joint venture transactions that closed in June 2007, as well as an increase in construction and development fees. These increases were partially offset by lost management fee revenues from the DRA Southwest Partnership, in which we sold our interest in December 2006, and from the GPT/Colonial Retail Joint Venture, for which we ceased providing management services as of June 2007.

Depreciation and amortization expenses

Depreciation and amortization expense decreased $46.9 million for the year ended December 31, 2007 compared to the same period in 2006. This decrease resulted from the net disposition activity since December 31,

2006, including, in particular, the dispositions resulting from the office and retail joint venture transactions and retail sales in June 2007 and July 2007, respectively.

General and administrative expenses

General and administrative expenses increased approximately $6.1 million during the year ended December 31, 2007 as compared to the same period in 2006 primarily as a result of expenses incurred in connection with the termination of our pension plan, totaling $2.3 million (including a one-time pension bonus of $1.4 million), an increase in corporate office rental fees of $1.0 million, an increase in insurance costs of $1.1 million and an increase in salaries and incentives associated with the growth of the company of $1.0 million. The remaining increase is attributable to costs incurred as a result of unsuccessful ventures.

Management fee and other expenses

Management fee and other expenses consist of property management and other services provided to third parties, including properties held in unconsolidated joint ventures in which we are a member. These expenses increased $3.1 million for the year ended December 31, 2007 as compared to the same period in 2006 primarily due to an increase in broker commissions paid on leasing and dispositions in 2007, the reallocation of management salaries from property management expenses, and an increase in recruiting and other general corporate expenditures resulting from our office and retail joint venture transactions that closed in June 2007.

Property management expenses

Property management expenses consist of regional supervision and accounting costs related to property operations at our wholly-owned properties. These expenses decreased $0.4 million for the year ended December 31, 2007 as compared to the same period in 2006 primarily due to a reallocation of management salaries to management fee expenses as a result of the office and retail joint venture transactions that closed in June 2007.

Restructuring charges

The restructuring charges recorded in the year ended December 31, 2007 were comprised of termination benefits and severance costs recorded in the second and fourth quarters of 2007 associated with our strategic initiative to become a multifamily focused REIT.

Impairments

For 2007, we recorded non-cash impairment charges totaling $46.6 million. We recorded an income tax benefit of $16.5 million related to the $43.3 million non-cash impairment charge recorded on our for-sale residential business.

During the second quarter of 2007, we recorded a non-cash impairment charge of $2.5 million related to a retail asset that was sold in July 2007 for less than its carrying value.

During the third quarter of 2007, we recorded a non-cash impairment charge of $43.3 million on our for-sale residential business as a result of the deterioration in the single family housing market, primarily in Gulf Shores, Alabama and Charlotte, North Carolina, and the turmoil in the mortgage markets. In addition, we recorded an impairment charge of $0.8 million during the third quarter of 2007, as a result of fire damage at two separate multifamily apartment communities. The fires resulted in the loss of a total of 20 units at the two properties.

Interest expense and debt cost amortization

For the year ended December 31, 2007, the decrease in interest expense and debt cost amortization is a result of the pay-down of $409.0 million of collateralized mortgages associated with 37 multifamily properties with a portion of the proceeds received from the June 2007 joint venture transactions.

Loss on retirement of debt

Loss on retirement of debt increased approximately $11.3 million during the year ended December 31, 2007 as compared to the same period in 2006. During the second quarter 2007, with proceeds from the office and retail joint venture transactions, we repaid $409.0 million of collateralized mortgages associated with 37 multifamily properties. These repayments resulted in a loss on retirement of debt during year ended December 31, 2007, comprised of approximately $29.2 million in prepayment penalties partially offset by the write-off of approximately $16.7 million of mark-to-market debt intangibles.

Income taxes

During 2007, we recorded an income tax benefit of $15.8 million primarily as a result of the income tax benefit associated with the $43.3 million non-cash impairment charge related to our for-sale residential business. This income tax benefit was partially offset by income tax expense associated with gains on sales of retail developments.

Gains on hedging activities

Gains on hedging activities decreased $5.2 million during the year ended December 31, 2007 as compared to the same period in 2006. This decrease resulted from the settlement of $200 million forward starting swap during the first quarter of 2006 and settling a $175 million forward starting interest rate swap during the fourth quarter of 2006. Combined, we received a payment of $5.6 million in connection with these settlements in 2006.

Equity in earnings from unconsolidated entities

Income from unconsolidated entities decreased $23.6 million for the year ended December 31, 2007 due primarily to the gain on the sale of our interest in 15 multifamily apartment communities which were part of the DRA Southwest Joint Venture recognized in December 2006. This decrease was partially offset by gains recognized during 2007 of $9.2 million from the sale of our 25% interest in Colonial Grand at Bayshore in March 2007, $6.6 million gain from the sale of our 15% interest in Las Olas Centre in July 2007 and $1.7 million from the sale of our 25% interest in Colonial Village at Hendersonville in September 2007.

Gains from sales of property

Gains from sales of property for the year ended December 31, 2007 increased primarily as a result of net gains of approximately $276.5 million recognized in connection with the sale of our 69.8% interest in the DRA/CLP JV and our 69.8% interest in the OZRE JV during June 2007 as part of our office and retail joint venture transactions. The remaining increase in gains relates to the outright sale of 12 multifamily communities and 15 retail assets and the sale of our 90% interest in Village on the Parkway in 2007. In addition, we sold our interest in three retail development properties including the sale of 85% of Colonial Pinnacle Craft Farms I and the sale of 95% of each of Colonial Promenade Alabaster II and Colonial Pinnacle Tutwiler II during 2007. We also recognized additional gain of $8.5 million representing previously deferred gain related to the office and retail joint venture transactions attributable to a reduction in certain obligations and contingencies with the newly formed entities.

Dividends to preferred shareholders

Dividends to preferred shareholders decreased $7.5 million for the year ended December 31, 2007, as compared to the same period in 2006 as a result of the redemption of the Series C Preferred Shares of Beneficial Interest on June 30, 2006 and the partial repurchase during 2006 and redemption in 2007 of the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest during 2006 and 2007. In connection with the Series E Preferred Shares redemption in 2007, we wrote off $0.3 million of associated issuance costs.

Discontinued Operations

Included in the overall results discussed above are amounts associated with properties that have been sold or were classified as held-for-sale as of December 31, 2007 (see Note 5 to our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Operating Results — 2006 compared to 2005

Multifamily analysis

For the year ended December 31, 2006 as compared to 2005, total multifamily revenues increased $37.4 million as a result of the properties acquired in the Cornerstone merger, the addition of 10 properties, partially offset by the disposition of 16 properties in 2006, new developments placed into service during 2006 and improved operations.

For the year ended December 31, 2006 as compared to 2005, total multifamily NOI increased $21.7 as a result of the Cornerstone merger, net acquisition and disposition activities, new developments placed into service and improved operations.

Commercial property analysis

For the year ended December 31, 2006 as compared to 2005, rental revenues associated with our office and retail assets decreased $43.6 million and office and retail NOI decreased $30.8 million, compared to the same period in 2005. This decrease is attributable to the disposition of 12 wholly-owned retail assets and an additional six retail assets that were contributed to a joint venture in which we retained a 10% interest during 2005 and 2006.

Construction activities

Revenues from construction activities were approximately $30.5 million for the year ended December 31, 2006. Expenses from construction activities were approximately $29.4 million for the year ended December 31, 2006. Our construction company had not begun providing services to third parties during the year ended December 31, 2005. These construction and development services were provided to the joint venture, CG at Canyon Creek, in which we own a 25% partnership interest. All revenues and expenses associated with our percent interest are eliminated in consolidation.

Non-property related revenues

Non-property related revenues increased $2.7 million for the year ended December 31, 2006, as compared to the same period in 2005. The increase is primarily due to an increase in property management fees and leasing income as a result of additional third party management agreements.

Depreciation and amortization expenses

Depreciation and amortization expense decreased $22.2 million for the year ended December 31, 2006 compared to the same period in 2005. The decrease is related to disposition activity since December 31, 2005 and reduced amortization expenses related to properties acquired in the Cornerstone merger in 2005.

General and administrative expenses

General and administrative expenses increased approximately $1.6 million during the year ended December 31, 2006 as compared to the same period in 2005 primarily as a result of an increase in salaries and other incentives associated with the growth of the Company and an additional quarter of overhead costs in 2006 associated with the Cornerstone merger.

Management fee and other expenses

Management fee and other expenses consist of property management and other services provided to third parties, including properties held in unconsolidated joint ventures in which we are a member. These expenses increased $2.7 million for the year ended December 31, 2006 as compared to the same period in 2005 primarily due to an increase in property management and leasing expenses as a result of additional third party management agreements.

Property management expenses

Property management expenses consist of regional supervision and accounting costs related to property operations at our wholly-owned properties. These expenses remained flat in 2006 as compared to the same period in 2005.

Impairments

During the year ended December 31, 2006, we recorded a total non-cash impairment charge of $1.6 million on one of our condominium conversion properties as a result of the softening in the condominium and single family housing markets during 2006.

Interest expense

Interest expense decreased $3.8 million during the year ended December 31, 2006 as compared to the same period in 2005. The increase reflects the issuance of $275 million of senior notes on August 29, 2006, which was offset by principal reductions of debt during 2006 and the net reduction in our revolving credit facilities during the year.

Interest income

Interest income increased $3.3 million during the year ended December 31, 2006 as compared to the same period in 2005. The increase is a result of a $24.6 million increase in notes receivable, primarily resulting from subordinated financing provided to partially-owned joint ventures in 2006 compared to 2005.

Gains on hedging activities

Gains on hedging activities increased $4.6 million during the year ended December 31, 2006 as compared to the same period in 2005. This increase is a result of changes in the fair value of an economic hedge totaling approximately $2.7 million and the gain recognized on the settlement of a forward starting interest rate swap of approximately $2.9 million, for which the originally hedged future debt issuance is probable of not occurring (see Note 12 — Derivative Instruments in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Other

Other income decreased during year ended December 31, 2006 as compared to the same period in 2005, as a result of $4.0 million of forfeited earnest money received by the Company in 2005.

Gains from sales of property

Gains from sales of property for the year decreased $87.2 million for the year ended December 31, 2006 as compared to the same period in 2005. The decrease is primarily attributable to larger gains on sales of properties to joint ventures during 2005, offset by an increase in gains on sales of land, undepreciated property, condominium units and for-sale residential sales.

Discontinued operations

Included in the overall results discussed above are amounts associated with properties that have been sold or were classified as held-for-sale as of December 31, 2007 (see Note 5 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).

Preferred share issuance costs write-off

Preferred share issuance costs write-off for the year ended December 31, 2006 included the write-off of issuance costs associated with the Series C and Series E preferred shares, which resulted from the redemption or repurchase of such shares during 2006 (see Note 14 — Equity Offerings in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

Summary of Critical Accounting Policies

We believe our accounting policies are in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. We consider the following accounting policies to be critical to our reported operating results:

Principles of Consolidation — We consolidate entities in which we have a controlling interest or entities where we are determined to be the primary beneficiary under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Additionally, Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights provides guidance in determining whether a general partner controls and, therefore, should consolidate a limited partnership. The application of FIN 46R and EITF No. 04-5 requires management to make significant estimates and judgments about our and our partners’ rights, obligations and economic interests in such entities. Where we have less than a controlling financial interest in an entity or we are not the primary beneficiary of the entity under FIN 46R, the entity is accounted for on the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. A description of our investments accounted for using the equity method of accounting is included in Note 9 Investments in Partially-Owned Entities and Other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

We recognize minority interest in our Consolidated Balance Sheets for partially-owned entities that we consolidate. The minority partners’ share of current operations is reflected in minority interest of limited partners in the Consolidated Statements of Income and Comprehensive Income.

Land, Buildings, and Equipment — Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. We review our long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. We determine fair value based on a probability weighted discounted future cash flow analysis.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, land inventory and related for-sale residential projects under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded to the extent that the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on a probability weighted discounted future cash flow analysis which incorporates available market information as well as other assumptions made by management.

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

Acquisition of Real Estate Assets — We account for our acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. We consider acquisitions of operating real estate assets to be “businesses” as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.

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

Undeveloped Land and Construction in Progress — Undeveloped land and construction in progress is stated at cost unless such assets are impaired pursuant to the provisions of SFAS No. 144, in which case such assets are recorded at fair value.

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

Valuation of Receivables — We are subject to tenant defaults and bankruptcies at our office and retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit review and analysis on all commercial tenants and significant leases before they are executed. We evaluate the collectibility of outstanding receivables and record allowances as appropriate. Our policy is to record allowances for all outstanding invoices greater than 60 days past due at our office and retail properties. We had $1.4 million and $1.7 million in an allowance for doubtful accounts as of December 31, 2007 and 2006, respectively.

Due to the short-term nature of the leases at our multifamily properties, generally six months to one year, our exposure to tenant defaults and bankruptcies is minimized. Our policy is to record allowances for all outstanding receivables greater than 30 days past due at our multifamily properties.

Notes Receivable — Notes receivable consists primarily of promissory notes issued by third parties. We record our notes receivable at cost. We evaluate the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the collateral if the note is collateral dependent. We had recorded accrued interest related to its outstanding notes receivable of $0.2 million and $5.2 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, we had recorded a reserve of $0.9 million and $0.6 million, respectively, against our outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at December 31, 2007 and 2006 was approximately 8.1% and 11.8% respectively. Interest income is recognized on an accrual basis.

Share-Based Compensation — We currently sponsor share option plans and restricted share award plans (Refer to Note 13 — Share — based Compensation in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in financial statements. We adopted SFAS No. 123 (R) effective January 1, 2006 using the modified prospective method. We previously adopted SFAS No. 123 on January 1, 2003 using the prospective method. Under this method, the fair value of compensation expense was recorded for all share-based awards granted or modified after January 1, 2003. Accordingly, the adoption of SFAS No. 123 (R) did not have a material impact on our consolidated financial statements.

Revenue Recognition — Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects are recognized in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). Under SFAS No. 66, we use the relative sales value method to allocate costs and recognize profits from condominium conversion sales.

For newly developed for-sale residential projects, we account for each project under either the Completed Contract Method or the Percentage of Completion Method based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the percentage-of-completion method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of December 31, 2007, no condominium projects are accounted for under the percentage-of-completion method.

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

Other income received from long-term contracts signed in the normal course of business, including property management and development fee income, is recognized when earned for services provided to third parties, including joint ventures in which we own a minority interest.

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

Segment Reporting — We have adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. We manage our business based on the performance of four separate operating portfolios: multifamily, office, retail and for-sale residential.

Investments in Joint Ventures — To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in our share of equity in net income of the joint venture. In accordance with the provisions of SFAS No. 66 and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, paragraph 30, we recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. We continually evaluate our investments in joint ventures for other than temporary declines in market value. We record impairment charges based on these evaluations. We recorded an impairment on one for-sale residential investment during 2007 (see Note 9 to our Notes to Consolidated Financial Statements included in Item 8 on this Form 10-K).

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.

In November 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums. EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. We account for condominium and for-sale residential sales using similar criteria to those stated in EITF No. 06-8. In addition, as of December 31, 2007, no condominium projects were accounted for under the percentage-of-completion method. The adoption of EITF No. 06-8 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS No. 160 are effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 141(R) on our consolidated financial statements.

Liquidity and Capital Resources

Our net cash provided by operating activities decreased from $171.8 million for the year ended December 31, 2006 to $99.0 million for the year ended December 31, 2007. This decrease is due primarily to the disposition of office and retail assets in during 2007.

Net cash flows provided by investing activities increased from $135.4 million for the year ended December 31, 2006 to $657.5 million for the year ended December 31, 2007. This increase is primarily due to a decrease in property acquisitions and the increase in property dispositions during 2007. These increases were partially offset by an increase in development expenditures during 2007.

Net cash flows used in financing activities increased from $250.2 million for the year ended December 31, 2006 to $751.1 million for the year ended December 31, 2007. The increase was primarily due to the special distribution during the year ended December 31, 2007 associated with the office and retail joint venture transactions, and the redemption of the remaining outstanding preferred series E shares in 2007.

Strategic Change

Our strategy to change our asset mix to generate approximately 75% to 80% of our net operating income from multifamily properties involved the contribution of a majority of our wholly-owned office assets and retail assets into a series of joint ventures (see Note 2 to our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), as well as the outright sale of other retail assets. Capital proceeds from these transactions were used to reduce mortgage debt and make a special distribution to our shareholders. These transactions did not have a material impact on our debt to equity ratios. We also anticipate maintaining our investment grade rating, and as such, do not expect capital availability to be materially impacted as a result of these transactions.

Short-Term Liquidity Needs

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly distributions that we pay to our common and preferred shareholders and holders of partnership units in CRLP. In the past, we have primarily satisfied these requirements through cash generated from operations and borrowings under our unsecured credit facility. We believe that cash generated from operations and dispositions of assets and borrowings under our unsecured credit facility will be sufficient to meet our short-term liquidity requirements in 2008. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.

The majority of our revenue is derived from residents and tenants under existing leases primarily at our multifamily properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants and residents, and the ability of these tenants and residents to make their rental payments. Additionally, our reliance on third-party management fees has increased significantly as a result of an increase in joint venture activities and the related third-party management agreements.

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

On or after April 30, 2008, we have the option to redeem our outstanding $125 million 1/8 percent Series D perpetual preferred shares. If we were to redeem all of the outstanding Series D preferred shares in 2008, we would expect to record a non-cash charge of approximately $4.4 million related to the write-off of Series D preferred share issuance costs. If we were to exercise this option during 2008, the redemption will be funded through asset sales and our unsecured credit facility.

Long-Term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares, capital raised through the disposition of assets, and joint venture capital transactions. We have filed registration statements to facilitate issuance of debt and equity securities on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. While the current market conditions for public offerings of unsecured debt and equity are unfavorable, we believe these sources of capital will continue to be available in the future to fund our long-term capital needs. Given our current cash position, availability of our unsecured line of credit and projected asset sales, we do not anticipate accessing the public capital markets in 2008. However, factors described below and elsewhere herein may have a material adverse effect on our continued access to these capital sources.

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

Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2007, we sold 12 multifamily apartment communities consisting of approximately 3,140 units and our 25% ownership interest in two multifamily apartment communities consisting of 740 units. In addition to the sale of these multifamily properties, during 2007, we sold our 15% ownership interest in two office assets consisting of 1.1 million square feet. We also sold 15 retail assets outright representing approximately 2.8 million square feet (excluding anchor-owned square footage), our 90% interest in a retail asset representing 0.4 million square feet, 85% of our interest in a retail asset representing 0.3 million square feet, and 95% of our interest in two retail assets representing 0.2 million square feet. The aggregate sales price of $608.5 million, including our pro-rata share of proceeds from partially-owned dispositions, was used to repay a portion of the borrowings under our unsecured credit facility, to repay mortgages associated with the properties, to fund general corporate purposes and to fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive. For-sale residential properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold. As we enter 2008, we do not currently have visibility as to when these deteriorating market conditions will subside.

As of December 31, 2007, we have an unsecured credit facility providing for total borrowings of up to $500.0 million (which borrowing capacity was increased to $675.0 million in January 2008) and a cash management line that provides for borrowings up to $40.0 million (collectively, the “unsecured credit facilities”). The unsecured credit facility bears interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our December 31, 2007 debt ratings, the spread is 75 basis points over LIBOR.

On June 21, 2007, through CRLP, we repaid our then-outstanding $100 million unsecured term loan under the unsecured credit facility and amended the unsecured credit facility, to among other things,

•	extend the maturity date from March 22, 2008 to June 21, 2012;

•	amend certain financial covenants, including, the secured debt to total asset value ratio, the fixed charge coverage ratio, unencumbered leverage ratio and, in certain circumstances, the debt to total asset value ratio;

•	increase the “applicable margin” at each pricing level with respect to revolving loans that are LIBOR loans;

•	increase the capitalization rate from 6.75% to 7.50% for multifamily properties, from 8.00% to 8.25% for retail properties and from 8.25% to 8.75% for office properties;

•	include certain income, gain or loss in up to 15% of EBITDA used to calculate the fixed charge coverage ratio;

•	increase the “L/C commitment amount” from $25 million to $30 million;

•	increase the “swingline commitment” from to $40 million to $50 million;

•	increase the additional amount of “revolving loan commitments” that CRLP may request from $150 million to $200 million; and

•	eliminate CRLP’s one-time right to extend the “revolving loan termination date” and the “term loan termination date” to March 22, 2009 upon satisfaction of certain conditions.

The unsecured credit facility includes a competitive bid feature that allows us to convert up to $250 million under the Credit Facility to a fixed rate, for a fixed term not to exceed 90 days.

The unsecured credit facility, which is primarily used to finance property acquisitions and developments, had an outstanding balance at December 31, 2007 of $39.3 million. There was an additional $12.3 million outstanding on the cash management line at December 31, 2007. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 5.47% and 5.64% at December 31, 2007 and 2006, respectively.

At December 31, 2007, our total outstanding debt balance was $1.6 billion. The outstanding balance includes fixed-rate debt of $1.6 billion, or 95.0% of the total debt balance, and floating-rate debt of $82.9 million, or 5.0% of the total debt balance. Our total market capitalization as of December 31, 2007 was $3.2 billion and our ratio of total outstanding indebtedness to market capitalization was 51.9%. The unsecured credit facility contains various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying the Company’s debts as they become due. In addition, we have certain other loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2007, we were in compliance with all of these covenants.

Investing Activities

During 2007, we acquired four multifamily apartment communities containing 1,084 units for an aggregate cost of $138.2 million, which consisted of $12.3 million of newly issued mortgage debt and $125.9 million of cash. We also acquired a 15% — 20% partnership interest in each of three multifamily apartment communities containing 775 units for an aggregate cost of $12.3 million, which consisted of $9.4 million of newly issued mortgage debt and $2.8 million of cash. We completed the development of one wholly-owned multifamily apartment community and one partially-owned multifamily apartment community for $42.9 million, which represents our portion of the cost for the two developments. Also, we completed the development of six commercial assets, consisting of three office assets, one wholly-owned and two partially-owned, totaling 0.4 million square feet and three retail assets, all wholly-owned, totaling 0.8 million square feet, including anchor-owned square feet, for an aggregate cost of $81.4 million. In addition, we completed the development of two for-sale residential assets containing 259 units for an aggregate cost of $42.1 million.

We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on the particular market and the negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During 2007, we incurred approximately $8.4 million related to tenant improvements and leasing commissions, and approximately $34.2 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

Distributions

The dividend on our common share was $0.68 per share per quarter for the first three quarters of 2007 and $0.50 per quarter for the fourth quarter of 2007 or $2.54 per share during 2007. Additionally in 2007, we paid a special distribution of $10.75 per share related to the joint venture transactions and July asset sales. We also pay regular quarterly dividends on our preferred shares and units. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. We also make regular quarterly distributions on units in our operating partnership.

Financing Transactions

During July 2007, we repaid our outstanding $175 million 7.0% unsecured senior notes from proceeds received from asset sales.

During July 2007, the DRA/CLP JV increased mortgage indebtedness on the properties it owns from $588.2 million to approximately $742.0 million. The additional proceeds, of approximately $153.8 million, were utilized to payoff partner loans and establish a capital reserve, with the remainder being distributed to the partners on a pro-rata basis. Our pro-rata share of the additional proceeds was approximately $18.6 million (see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 on this Form 10-K).

During July 2007, the OZRE JV increased mortgage indebtedness on the properties it owns from $187.2 million to approximately $284.0 million. The additional proceeds, of approximately $96.8 million, were utilized to payoff partner loans and establish a capital reserve, with the remainder being distributed to the partners on a pro-rata basis. Our pro-rata share of the additional proceeds was approximately $13.8 million (see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 on this Form 10-K).

During June 2007, we repaid $409.0 million of collateralized mortgages associated with 37 multifamily communities with proceeds from the joint venture transactions (see Note 2 and Note 9 to our Notes to Consolidated Financial Statements included in Item 8 on this Form 10-K). In conjunction with the repayment, we incurred $29.2 million of prepayment penalties. These penalties were offset by $16.7 million of write-offs related to the mark-to-market intangibles on the associated mortgage debt repaid. The weighted average interest rate of the mortgages repaid was 7.0%.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Rating		Last update

Standard & Poor’s	BBB-	(1)	January 18, 2008
Moody’s	Baa3	(2)	September 27, 2007
Fitch	BBB-	(1)	March 19, 2007

(1)	Ratings outlook is “stable”.

(2)	Ratings outlook is “negative”.

In September 2007, Moody’s announced that it changed its outlook from stable to negative on our credit rating. Their negative outlook was predicated on the size of our development pipeline as a percentage of our asset base and our higher leverage level for out credit rating.

Our credit ratings are investment grade. If we experience a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund our investment activities. In addition, as previously discussed, our spread on our unsecured credit facility would increase.

Market Risk

In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2007.

								Estimated
								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value

Fixed Rate Debt	$379	$682	$320,721	$100,762	$100,805	$1,035,599	$1,558,948	$1,590,198
Average interest rate at December 31, 2007	5.6%	5.6%	5.3%	4.8%	6.9%	5.9%	5.8%
Variable Debt	$43,575	$—	$—	$—	$39,316	$—	$82,891	$82,891
Average interest rate at December 31, 2007	6.1%				5.4%		5.8%

The table incorporates only those exposures that exist as of December 31, 2007. It does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

As of December 31, 2007, we had approximately $82.9 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material in relation to our $1.6 billion of outstanding total debt, our $3.2 billion of total assets and $3.2 billion total market capitalization as of December 31, 2007.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $0.8 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.8 million. This assumes that the amount outstanding under our variable rate debt remains approximately $82.9 million, the balance as of December 31, 2007.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps (including forward starting interest rate swaps) and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. As of December 31, 2007, we had no outstanding interest rate swap agreements.

At December 31, 2007, there were no derivatives included in other assets. At December 31, 2006, derivatives with a fair value of $0.7 million were included in other assets. The change in net unrealized gains/(losses) of ($0.5) million in 2007, $3.0 million in 2006 and $1.6 million in 2005 for derivatives designated as cash flow hedges is separately disclosed in the statements of changes in shareholders’ equity and comprehensive income. There were no derivatives that were not designated as hedges during 2007. The change in fair value of derivatives not designated as hedges of $2.7 million and ($0.1) million is included in other income (expense) in 2006 and 2005, respectively. There was no hedge ineffectiveness during 2007. Hedge ineffectiveness of ($0.1) million and $1.1 million on cash flow hedges due to index mismatches was recognized in other income during 2006 and 2005, respectively. As of December 31, 2007, all of our hedges are designated as cash flow hedges under SFAS No. 133.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our hedged debt. The changes in accumulated other comprehensive income for such reclassifications to interest expense was $0.6 million, $0.5 million and $0.5 million during 2007, 2006 and 2005, respectively. We estimate a net impact to interest expense of approximately $0.6 million for amounts that will be reclassified from accumulated other comprehensive income in 2008.

During May 2007, we settled a $100.0 million interest rate swap and received a payment of approximately $0.6 million. This interest rate swap was in place to convert a portion of the floating rate payments on our unsecured credit facility to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in May of 2007, due to our then-pending joint venture transactions (see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 on this Form 10-K) and the expected resulting pay down of our term loan and unsecured credit facility, this derivative no longer qualified for hedge accounting.

During February 2006, we settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, we began treating this derivative as an economic hedge during 2005. Changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt, which is approximately 9 years at December 31, 2007.

During June 2006, we entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with a forecasted debt issuance that occurred on August 28, 2006. This interest rate swap agreement had a notional amount of $200 million, a fixed interest rate of 5.689%, and a maturity date of November 15, 2016. This interest rate swap agreement was settled concurrent with our issuance of $275 million of debt in the senior notes offering completed August 28, 2006 (see Note 11 — Notes and Mortgages Payable in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). The settlement resulted in a settlement payment of approximately $5.2 million by us. This amount will remain in other comprehensive income and be reclassified to interest expense over the remaining term of the associated debt, which is approximately 9 years at December 31, 2007. On August 15, 2006, we also entered into a $75 million treasury lock agreement to hedge the interest rate risk associated with the remaining $75 million of senior notes issued on August 28, 2006. This treasury lock agreement was settled on August 28, 2006 for a settlement payment of approximately $0.1 million which will also remain in other comprehensive income and be reclassified to interest expense over the remaining life of the associated debt.

During November 2006, we settled a $175.0 million forward starting interest rate swap that was entered into in July of 2005 and received a payment of approximately $2.9 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. In November 2006, we settled this forward starting swap agreement as a result of our determination that the forecasted debt issuance was no longer probable due to our strategic initiative efforts (see Note 2 — Strategic Initiative in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). In December 2006, we made the determination that it was probable that the forecasted debt issuance would not occur. As a result, we reversed the $2.9 million in other comprehensive income to other income during December of 2006.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2007:

Contractual Obligations

	Payments Due in Fiscal
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Long-Term Debt Principal:
Consolidated	$1,641,839	$43,954	$682	$320,721	$100,762	$140,121	$1,035,599
Partially-Owned Entities(1)	544,208	118,096	31,499	71,123	9,517	5,726	308,247
Long-Term Debt Interest:
Consolidated	557,024	93,742	92,630	78,689	72,154	67,236	152,573
Partially-Owned Entities(1)	159,472	29,096	23,793	21,649	19,154	18,825	46,955
Long-Term Debt Principal and Interest:
Consolidated	2,198,863	137,696	93,312	399,410	172,916	207,357	1,188,172
Partially-Owned Entities(1)	703,680	147,192	55,292	92,772	28,671	24,551	355,202

Total	$2,902,543	$284,888	$148,604	$492,182	$201,587	$231,908	$1,543,374

(1)	Represents our pro rata share of principal maturities (excluding net premiums and discounts) and interest.

Other Commercial Commitments

	Total Amounts
	Committed	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Standby Letters of Credit	$7,242	$7,242	$—	$—	$—	$—	$—
Guarantees	34,550	21,400	8,650	3,500	—	—	1,000

Total Commercial Commitments	$41,792	$28,642	$8,650	$3,500	$—	$—	$1,000

Commitments and Contingencies

We are involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of our for-sale projects, which are being developed in a joint venture in which we are a majority owner. The contractor is affiliated with our joint venture partner. In connection with the dispute, in January 2008, the contractor filed a lawsuit against the Company alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages. Certain of the subcontractors, vendors and other parties involved in the projects, including purchasers of units, have also made claims for payment in the form of lien claims, general claims or lawsuits. We are continuing to evaluate our options, including possible claims against the contractor, and intend to vigorously defend ourselves against these claims.

However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.

In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $11.3 million and $5.0 million at December 30, 2007 and December 31, 2006, respectively. At December 31, 2007 and December 31, 2006, no liability was recorded for these guarantees.

In connection with the office and retail joint venture transactions, (see Note 2 — Strategic Initiative in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K), we assumed certain contingent obligations for a total of $15.7 million, of which $7.2 million remains outstanding as of December 31, 2007.

Guarantees and Other Arrangements

During November 2006, we committed with our joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna Joint Venture (see Note 9 in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). We and our joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. As of December 31, 2007, the Colonial Promenade Smyrna Joint Venture had drawn $27.7 million on the construction loan. At December 31, 2007, no liability was recorded for the guarantee.

During February 2006, we committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture (see Note 9 in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). As of December 31, 2007, the joint venture had drawn $25.1 million on the construction loan. At December 31, 2007, no liability was recorded for the guarantee.

During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV (see Note 9 in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K) is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. At December 31, 2007, no liability was recorded for the guarantee. As of December 2007, this guarantee had been reduced to $17.4 million as a result of the pay down of the associated secured debt from the sales of assets.

During July 2005, in connection with our investment the Carter Regents Park joint venture (see Note 9 in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K) with Carter and Associates, we committed to provide a construction loan to the joint venture of up to approximately $40 million at a rate of 8.25% per annum. As of December 31, 2007, $25.6 million had been drawn on the construction loan by the joint venture, and $14.4 million was available to be drawn. This amount is included in Notes Receivable on our Consolidated Balance Sheet.

In connection with the formation of Highway 150 LLC (see Note 9 in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K) in 2002, we executed a guarantee, pursuant to which we would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2007, the total amount of debt of the joint venture was approximately $16.7 million and matures in December 2012. At December 31, 2007, no liability was recorded for the guarantee.

In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $26.5 million at December 31, 2007. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.

During December 2007, in connection with our investment into the Colonial Promenade Alabaster II/Tutwiler II joint venture (see Note 9 in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K), we guaranteed the payment of interest by the joint venture on its $40 million mortgage. At December 31, 2007, no liability was recorded for the guarantee.

Off-Balance Sheet Arrangements

At December 31, 2007, our pro-rata share of mortgage debt of unconsolidated joint ventures is $544.2 million. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. In addition, we have made certain guarantees in connection with our investment in unconsolidated joint ventures (see discussion above). We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Outlook

Management intends to continue pursuing developments and multifamily acquisitions that meet our criteria for property quality, market strength, and investment return. Management will continue to use our unsecured credit facility to provide short-term financing for acquisition, development, and re-development activities and plans to continue to replace significant borrowings under the unsecured credit facility with funds generated from the sale of properties and the sale of additional debt and equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide us with the means to finance additional acquisitions, developments, and expansions.

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

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2007, our exposure to rising interest rates was mitigated by the existing consolidated debt level of 51.9% of our total market capitalization and the high percentage of consolidated fixed rate debt (95.0%). As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

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

The following information is provided to reconcile net income available to common shareholders, the most comparable GAAP financial measure, to FFO, and to show the items included in our FFO for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

	2007	2006	2005	2004	2003
	(In thousands, except per share and unit data)

Net income available to common shareholders	$342,102	$180,449	$197,250	$39,837	$32,530
Adjustments (consolidated):
Minority interest in CRLP	10,099	42,135	56,578	15,202	13,644
Minority interest in gain on sale of undepreciated property	1,340	1,967	5,241	—	—
Real estate depreciation	112,475	147,898	135,121	90,659	79,006
Real estate amortization	9,608	21,915	58,029	9,482	4,367
Consolidated gains from sales of property, net of income tax and minority interest	(401,420)	(201,413)	(288,621)	(18,473)	(17,418)
Gains from sales of undepreciated property, net of income tax and minority interest	20,240	44,502	8,063	3,313	6,995
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	16,563	15,576	7,501	4,562	3,844
Real estate amortization	7,481	5,713	969	89	82
Gains from sales of property	(17,296)	(43,282)	(2,200)	(7,061)	—

Funds from operations	$101,192	$215,460	$177,931	$137,610	$123,050

Funds from operations per share and unit — basic	$1.78	$3.84	$3.65	$3.67	$3.47

Funds from operations per share and unit — diluted	$1.76	$3.80	$3.62	$3.64	$3.45

Weighted average common shares outstanding — basic	46,356	45,484	38,071	27,121	24,965
Weighted average partnership units outstanding — basic(1)	10,367	10,678	10,740	10,347	10,451

Weighted average shares and units outstanding — basic	56,723	56,162	48,811	37,468	35,416
Effect of diluted securities	653	536	391	341	267

Weighted average shares and units outstanding — diluted	57,376	56,698	49,202	37,809	35,683

(1)	Represents the weighted average of outstanding units of minority interest in CRLP.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

Item 8.	Financial Statements and Supplementary Data

The following are filed as a part of this report:

Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

COLONIAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Land, buildings, & equipment	$2,431,082	$3,601,883
Undeveloped land and construction in progress	531,410	434,196
Less: Accumulated depreciation	(290,134)	(420,374)
Real estate assets held for sale, net	253,641	381,445

Net real estate assets	2,925,999	3,997,150
Cash and cash equivalents	93,033	87,647
Restricted cash	10,005	15,907
Accounts receivable, net	25,534	26,138
Notes receivable	30,756	61,269
Prepaid expenses	8,845	19,519
Deferred debt and lease costs	15,636	42,258
Investment in partially-owned unconsolidated entities	69,682	92,892
Deferred tax asset	19,897	3,123
Other assets	30,443	85,874

Total assets	$3,229,830	$4,431,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$1,575,921	$2,165,884
Unsecured credit facility	39,316	185,000
Mortgages payable related to real estate held for sale	26,602	47,022

Total long-term liabilities	1,641,839	2,397,906
Accounts payable	69,051	75,187
Accrued interest	23,064	32,469
Accrued expenses	16,425	16,558
Other liabilities	19,123	26,546

Total liabilities	1,769,502	2,548,666

Minority interest:
Preferred units	100,000	100,000
Common units	217,104	289,137
Limited partners’ interest in consolidated partnership	2,439	7,406

Total minority interest	319,543	396,543

Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 5,000,000 depositary shares issued and outstanding at
December 31, 2007 and 2006	5	5
7 5/8% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 0 and 4,190,414 depositary shares issued and outstanding at December 31, 2007 and 2006, respectively	—	1
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 52,839,699 and 51,768,059 shares issued at December 31, 2007 and 2006, respectively	528	518
Additional paid-in capital	1,577,030	1,644,699
Cumulative earnings	1,320,710	957,919
Cumulative distributions	(1,601,267)	(957,705)
Treasury shares, at cost; 5,623,150 shares at December 31, 2007 and 2006	(150,163)	(150,163)
Accumulated other comprehensive loss	(6,058)	(8,706)

Total shareholders’ equity	1,140,785	1,486,568

Total liabilities and shareholders’ equity	$3,229,830	$4,431,777

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		For The Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenue:
Minimum rent	$299,708	$342,995	$309,750
Minimum rent from affiliates	1,153	2,547	2,486
Percentage rent	921	1,172	3,155
Tenant recoveries	11,742	22,628	30,213
Other property related revenue	30,193	27,858	21,025
Construction revenues	38,448	30,484	—
Other non-property related revenue	19,352	17,693	7,939

Total revenue	401,517	445,377	374,568

Operating expenses:
Property operating expenses	86,908	93,210	82,893
Taxes, licenses, and insurance	41,478	45,557	39,276
Construction expenses	34,546	29,411	—
Property management expenses	12,182	12,590	12,615
General and administrative expenses	27,160	21,098	19,549
Management fee and other expense	15,677	12,618	4,576
Restructuring charges	3,019	—	—
Depreciation	103,107	118,043	100,944
Amortization	10,596	17,535	39,978
Impairment charges	43,679	1,600	—

Total operating expenses	378,352	351,662	299,831

Income from operations	23,165	93,715	74,737

Other income (expense):
Interest expense	(90,390)	(119,445)	(116,587)
Losses on retirement of debt	(9,120)	(641)	—
Interest income	8,358	7,753	4,397
Income from partially-owned unconsolidated entities	11,207	34,823	910
Gains on hedging activities	345	5,535	886
Gains from sales of property, net of income taxes of $6,548, $3,416 and $4,792 for 2007, 2006 and 2005, respectively	314,201	66,794	105,609
Income taxes	15,831	(189)	(1,551)
Other	—	—	4,000

Total other expense	250,432	(5,370)	(2,336)

Income before minority interest and discontinued operations	273,597	88,345	72,401
Minority interest in CRLP — common unitholders	8,231	(11,136)	(8,380)
Minority interest in CRLP — preferred unitholders	(7,250)	(7,250)	(7,250)
Minority interest of limited partners	(1,335)	766	(5,245)

Income from continuing operations	273,243	70,725	51,526

Income from discontinued operations	13,830	31,725	33,887
Gain on disposal of discontinued operations, net of income taxes of $1,839, $8,554 and $0 for 2007, 2006 and 2005, respectively	91,147	134,619	183,011
Minority interest in CRLP from discontinued operations	(18,330)	(30,998)	(48,198)
Minority interest of limited partners in discontinued operations	(3,989)	(2,591)	(585)

Income from discontinued operations	82,658	132,755	168,115

Net income	355,901	203,480	219,641

Dividends to preferred shareholders	(13,439)	(20,903)	(22,391)
Preferred share issuance costs write-off	(360)	(2,128)	—

Net income available to common shareholders	$342,102	$180,449	$197,250

Net income per common share — basic:
Income from continuing operations	$5.60	$1.05	$0.75
Income from discontinued operations	1.78	2.92	4.43

Net income per common share-basic	$7.38	$3.97	$5.18

Net income per common share — diluted:
Income from continuing operations	$5.52	$1.04	$0.74
Income from discontinued operations	1.76	2.88	4.39

Net income per common share-diluted	$7.28	$3.92	$5.13

Weighted average common shares outstanding — basic	46,356	45,484	38,071
Weighted average common shares outstanding — diluted	47,009	46,020	38,462

Net income	$355,901	$203,480	$219,641
Other comprehensive income (loss):
Unrealized income (loss) on cash flow hedging activities	(535)	(3,029)	1,290
Change in additional minimum pension liability	—	239	(239)
Change related to pension plan termination	2,615	—	—

Comprehensive income	$357,981	$200,690	$220,692

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

For The Years Ended December 31, 2007, 2006, 2005
	Preferred Shares of		Common Shares of		Additional				Deferred	Accumulated Other	Total
	Beneficial Interest		Beneficial Interest		Paid-In	Cumulative	Cumulative	Treasury	Compensation on	Comprehensive	Shareholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Distributions	Shares	Restricted Shares	Loss	Equity

Balance December 31, 2004	2,500	$25	33,223	$332	$909,269	$520,295	$(670,894)	$(150,163)	$(1,872)	$(1,966)	$605,026
Distributions on common shares ($2.70 per share)							(102,597)				(102,597)
Distributions on preferred shares							(22,391)				(22,391)
Distributions on preferred units of Colonial Realty Limited Partnership							(7,251)				(7,251)
Income before preferred unit distributions						226,891					226,891
Issuance of Restricted Common Shares of Beneficial Interest			153	2	4,317				(4,319)		—
Amortization of deferred compensation									2,545		2,545
Public offering of common shares of beneficial interest, net of offering costs of $9,457			4,500	45	187,370						187,415
Issuance of common shares of beneficial interest - Cornerstone Merger, net of issuance costs of $1,491			11,277	113	462,234						462,347
Issuance of preferred shares of beneficial interest - Cornerstone Merger, net of issuance costs of $412	53	1			132,746						132,747
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			1,143	12	51,187						51,199
Issuance of common shares of beneficial interest through options exercised			264	3	4,983						4,986
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership			78	1	1,987						1,988
Unrealized gain on derivative financial instruments										1,290	1,290
Change in the additional minimum pension liability										(239)	(239)
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions					(69,240)						(69,240)

Balance December 31, 2005	2,553	$26	50,638	$506	$1,684,853	$747,186	$(803,133)	$(150,163)	$(3,646)	$(915)	$1,474,714
Distributions on common shares ($2.72 per share)							(124,286)				(124,286)
Distributions on preferred shares							(23,036)				(23,036)
Distributions on preferred units of Colonial Realty Limited Partnership							(7,250)				(7,250)
Income before preferred unit distributions						210,733					210,733
Adoption of SFAS No. 123R					(3,821)				3,646		(175)
Issuance of Restricted Common Shares of
Beneficial Interest			188	2	924						926
Amortization of stock based compensation					5,488						5,488
Redemption of Series C preferred shares of beneficial Interest	(2,000)	(20)			(48,110)						(48,130)
Redemption of Series E preferred shares of beneficial Interest	(14)				(28,334)						(28,334)
Cancellation of vested restricted shares to pay taxes			(26)		(1,001)						(1,001)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			426	4	18,324						18,328
Issuance of common shares of beneficial interest through options exercised			243	3	9,144						9,147
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership			299	3	13,128						13,131
Unrealized loss on derivative financial instruments										(3,029)	(3,029)
Reclassification adjustment for amounts included in net income										(2,386)	(2,386)
Adoption of SFAS No. 158										(2,615)	(2,615)
Change in the additional minimum pension liability										239	239
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions					(5,896)						(5,896)

Balance December 31, 2006	539	$6	51,768	$518	$1,644,699	$957,919	$(957,705)	$(150,163)	$—	$(8,706)	$1,486,568
Distributions on common shares ($2.54 per share)							(116,358)				(116,358)
Distributions on preferred shares							(13,439)				(13,439)
Special Distribution							(506,515)				(506,515)
Distributions on preferred units of Colonial Realty Limited Partnership							(7,250)				(7,250)
Income before preferred unit distributions						362,791					362,791
Issuance of Restricted Common Shares of Beneficial Interest			224	2	5,363						5,365
Amortization of stock based compensation					6,727						6,727
Redemption of Series E preferred shares of beneficial Interest	(39)	(1)			(104,436)						(104,437)
Cancellation of vested restricted shares to pay taxes			(9)		(1,207)						(1,207)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			200	2	9,811						9,813
Issuance of common shares of beneficial interest through options exercised			131	1	3,568						3,569
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership			526	5	(2,279)						(2,274)
Unrealized loss on derivative financial instruments										(535)	(535)
Reclassification adjustment for amounts included
in net income										568	568
Termination of pension plan										2,615	2,615
Adjustments to minority interest in Colonial Realty Limited Partnership at dates of capital transactions					14,784						14,784

Balance December 31, 2007	500	$5	52,840	$528	$1,577,030	$1,320,710	$(1,601,267)	$(150,163)	$—	$(6,058)	$1,140,785

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31, 2007, 2006, 2005
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$355,901	$203,480	$219,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,811	166,628	194,300
Loss (Income) from partially-owned unconsolidated entities	(11,207)	(34,823)	1,695
Distributions of income from partially-owned unconsolidated entities	13,207	9,370	3,942
Minority interest in CRLP	10,099	42,135	59,975
Gains from sales of property	(413,823)	(213,383)	(295,648)
Impairment	46,629	1,600	—
Loss on retirement of debt	12,521	—	—
Prepayment penalties	(29,207)	—	—
Distributions on preferred units of CRLP	7,250	7,250	7,251
Other, net	(4,782)	5,450	(5,942)
Decrease (increase) in:
Restricted cash	5,902	(7,765)	(5,809)
Accounts receivable	(276)	(1,341)	(5,485)
Prepaid expenses	10,943	(2,000)	(4,864)
Other assets	(12,700)	(12,450)	(25,333)
Increase (decrease) in:
Accounts payable	(3,912)	2,229	19,575
Accrued interest	(9,405)	3,406	7,619
Accrued expenses and other	(1,921)	2,010	(16,743)

Net cash provided by operating activities	99,030	171,796	154,174

Cash flows from investing activities:
Acquisition of properties	(125,400)	(350,306)	(655,356)
Development expenditures paid to non-affiliates	(314,298)	(309,923)	(164,948)
Development expenditures paid to affiliates	(77,036)	(59,165)	(41,597)
Tenant improvements	(5,960)	(26,133)	(27,373)
Capital expenditures	(34,198)	(36,509)	(42,468)
Issuance of notes receivable	(26,195)	(40,549)	(31,724)
Repayments of notes receivable	56,708	17,179	403
Proceeds from sales of property, net of selling costs	1,134,225	865,918	1,053,043
Direct costs of Cornerstone Merger	—	—	(35,016)
Distributions from partially-owned unconsolidated entities	100,131	92,242	6,536
Capital contributions to partially-owned unconsolidated entities	(43,142)	(17,336)	(61,810)
Purchase of investments	(7,379)	—	—

Net cash provided by (used in) investing activities	657,456	135,418	(310)

Cash flows from financing activities:
Proceeds from common shares issuances, net of expenses paid	—	—	187,415
Principal reductions of debt	(655,076)	(260,594)	(852,189)
Proceeds from additional borrowings	818,748	274,011	662,263
Net change in revolving credit balances and overdrafts	(147,143)	(24,656)	(16,851)
Dividends paid to common and preferred shareholders, and distributions to preferred unitholders	(137,047)	(152,489)	(132,239)
Distributions to common unitholders minority interest partners	(32,679)	(28,976)	(30,067)
Special distribution	(506,515)	—	—
Proceeds from dividend reinvestments, including stock options exercised	13,382	27,475	56,185
Redemption of Preferred Series C shares	—	(50,083)	—
Redemption of Preferred Series E shares	(105,157)	(28,444)	—
Other financing activities, net	387	(6,426)	(8,491)

Net cash used in financing activities	(751,100)	(250,182)	(133,974)

Increase in cash and cash equivalents	5,386	57,032	19,890
Cash and cash equivalents, beginning of period	87,647	30,615	10,725

Cash and cash equivalents, end of period	$93,033	$87,647	$30,615

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, including amounts capitalized	$127,271	$141,839	$130,737
Cash paid during the year for income taxes	$5,799	$17,513	$5,155

Supplemental disclosure of non cash transactions:
Cash flow hedging activities	(535)	(3,029)	1,290

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	Organization and Basis of Presentation

As used herein, “the Company” or “Colonial” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Company’s activities include ownership or partial ownership and operation of a portfolio of 200 properties as of December 31, 2007 (including 108 consolidated properties and 92 properties held through unconsolidated joint ventures), consisting of multifamily, office and retail properties located in Alabama, Arizona, California, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of December 31, 2007, including properties in lease-up, the Company owns interests in 122 multifamily apartment communities (including 102 wholly-owned consolidated properties and 20 properties partially-owned through unconsolidated joint ventures), 48 office properties (including two wholly-owned consolidated properties and 46 properties partially-owned through unconsolidated joint ventures) and 30 retail properties (including four consolidated properties and 26 properties partially-owned through unconsolidated joint ventures).

2.	Strategic Initiative

In November 2006, the Company announced that it was accelerating its plan to become a multi-family focused REIT by reducing its ownership interests in its office and retail portfolios. To facilitate this plan, in June 2007, the Company completed two joint venture transactions, one involving 26 properties and the other involving 11 properties. In addition, in July 2007, the Company completed the outright sale of an additional 12 retail properties. Each of these transactions is discussed in more detail below.

On June 15, 2007, the Company completed its office joint venture transaction with DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”). The Company sold to DRA its 69.8% interest in the newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $379.0 million. The Company, through CRLP, retained a 15% minority interest in the DRA/CLP JV (see Note 9), as well as management and leasing responsibilities for the 26 properties. In addition to the approximate 69.8% interest purchased from the Company, DRA purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As of December 31, 2007, DRA owned an approximate 72.4% interest in the DRA/CLP JV, a subsidiary of CRLP owned a 15% interest and certain limited partners of CRLP that did not elect to sell their interests in the DRA/CLP JV owned the remaining approximate 12.6% interest. The purchase price paid by DRA for each limited liability company interest it acquired in the DRA/CLP JV was based on a portfolio value of approximately $1.13 billion, of which approximately $588.2 million was funded with mortgage indebtedness. The Company recorded a net gain of approximately $211.8 million on the sale of its 69.8% interest to DRA. The Company also deferred a gain of approximately $7.2 million as a result of certain obligations it assumed in the transaction. The Company recognized approximately $3.0 million of this deferred gain as a result of a reduction of the related obligation during 2007. In connection with the office joint venture transaction, 85% of the DRA/CLP JV membership units were distributed to the Company and all limited partners of CRLP on a pro rata basis. The Company recorded this distribution at book value.

On June 20, 2007, the Company completed its retail joint venture transaction with OZRE Retail, LLC (“OZRE”). The Company sold to OZRE its 69.8% interest in the newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. The Company, through CRLP, retained a 15% minority interest in the OZRE JV (see Note 9), as well as management and leasing responsibilities for the 11 properties. In addition to the approximate 69.8% interest purchased from the Company, OZRE purchased an

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate of 2.7% of the interests in the OZRE JV from limited partners of CRLP. As of December 31, 2007, OZRE owned an approximate 72.5% interest in the OZRE JV, a subsidiary of CRLP owned a 15% interest and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV to OZRE owned the remaining approximate 12.5% interest. The purchase price paid by OZRE for each limited liability company interest it acquired in the OZRE JV was based on a portfolio value of approximately $360.0 million, of which approximately $187.2 million was funded with mortgage indebtedness. The Company recorded a net gain of approximately $64.7 million on the sale of its 69.8% interest to OZRE. The Company also deferred a gain of approximately $8.5 million as a result of certain obligations it assumed in the transaction. The Company recognized approximately $5.5 million of this deferred gain as a result of a reduction of the related obligation during 2007. In connection with the retail joint venture transaction, 85% of the OZRE JV membership units were distributed to the Company and all limited partners of CRLP on a pro rata basis. The Company recorded this distribution at book value.

Additionally, in July 2007, the Company completed its strategic initiative to become a multifamily REIT with the outright sale of an additional 11 retail assets for an aggregate sales price of $129.0 million (the asset sales, together with the joint venture transactions completed in June 2007 are collectively referred to herein as the “Strategic Transactions”) (see Note 5). As a result of the sale of one of these assets for less than its carrying value, the Company recorded an impairment charge of approximately $2.5 million during 2007, which is included in Income from discontinued operations in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2007. In addition, the Company sold a retail property, of which it owned 90%, for a sales price of $74.4 million (see Note 5).

As a result of the joint venture transactions discussed above, the Company paid a special dividend of $10.75 per share on June 27, 2007. The remaining proceeds from these transactions were used to pay down a portion of the Company’s outstanding indebtedness (see Note 11). During 2007, the Company incurred approximately $29.2 million in prepayment penalties, which was partially offset by the write-off of approximately $16.7 million in debt intangibles. These amounts are included in Losses on retirement of debt in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2007.

During 2007, the Company incurred transaction costs of approximately $11.8 million (excluding minority interest of approximately $2.0 million) in connection with the office and retail joint venture transactions, including employee incentives of approximately $0.5 million. These transaction costs were recorded as a part of the net gain recorded for the two joint venture transactions. During 2007, the Company also incurred approximately $3.0 million termination benefits and severance costs associated with its strategic initiative, which are classified as Restructuring charges in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2007, pursuant to Financial Accounting Standards Board (“FASB”) No. 146. Of the $3.0 million of restructuring charges, approximately $0.2 million was associated with our multifamily portfolio, $0.7 million with our office portfolio, $0.3 million with our retail portfolio and $0.3 million with our for-sale residential portfolio. The remainder of these costs was non-divisional charges. As of December 31, 2007, $1.2 million of these costs were accrued.

3.	Summary of Significant Accounting Policies

Basis of Presentation — The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned an approximate 82.5% and 81.4% interest in CRLP at December 31, 2007 and 2006, respectively. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. CRLP, an SEC registrant, files separate financial statements under the Securities and Exchange Act of 1934, as amended. The Company allocates income to the minority interest in CRLP based on the weighted average minority ownership percentage for the periods presented in the Consolidated Statements of Income and Comprehensive Income. At the end of each period, the Company adjusts the Consolidated Balance Sheet for CRLP’s minority interest balance based on the minority ownership percentage at the end of the period.

The Company also consolidates other entities in which it has a controlling interest or entities where it is determined to be the primary beneficiary under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Additionally, Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights provides guidance in determining whether a general partner controls and, therefore, should consolidate a limited partnership. The application of FIN 46R and EITF No. 04-5 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. Where the Company has less than a controlling financial interest in an entity or the Company is not the primary beneficiary of the entity under FIN 46R, the entity is accounted for on the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. A description of the Company’s investments accounted for using the equity method of accounting is included in Note 9. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company recognizes minority interest in its Consolidated Balance Sheets for partially-owned entities that the Company consolidates. The minority partners’ share of current operations is reflected in minority interest of limited partners in the Consolidated Statements of Income and Comprehensive Income.

Federal Income Tax Status — The Company, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income even if it does qualify as a REIT. For example, the Company will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains), and the Company has certain gains that, if recognized, will be subject to corporate tax because it acquired the assets in tax-free acquisitions of non-REIT corporations.

The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to the Company and engages in for-sale development and conversion activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying Consolidated Financial Statements. CPSI’s consolidated provision (benefit) for income taxes was ($7.4) million, $12.2 million and $6.5 million for the year ended December 31, 2007, 2006 and 2005, respectively. CPSI’s effective income tax rate was 41.87%, 38.31% and 36.10% for the year ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company has a net deferred tax asset of approximately $19.9 million, which resulted primarily from the impairment charge related to the Company’s for-sale residential properties. The Company has assessed the recoverability of this asset and believes that, as of December 31, 2007, recovery is more likely than not based upon future taxable income and the ability to carry back taxable losses to 2006 and 2007.

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

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact on the Company’s consolidated financial statements. The Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are no material amounts of unrecognized tax benefits.

Tax years 2004 through 2006 are subject to examination by the federal and state taxing authorities. There are no significant income tax examinations currently in process.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.

Land, Buildings, and Equipment — Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. The Company determines fair value based on a probability weighted discounted future cash flow analysis.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, land inventory and related for-sale residential projects under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded to the extent that the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on a probability weighted discounted future cash flow analysis which incorporates available market information as well as other assumptions made by management.

During June 2007, the Company recorded a $2.5 million impairment charge related to a retail asset that was sold in July 2007. As a result of the sale, this $2.5 million impairment charge is included in Discontinued Operations in the Company’s Consolidated Statements of Income and Comprehensive Income. During September 2007, the Company recorded an impairment charge of $43.3 million related to its for-sale residential business (see Note 6) and $0.8 million as a result of fire damage at two multifamily apartment communities. The fires resulted in the loss of a total of 20 units at the two properties.

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

Acquisition of Real Estate Assets — The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be “businesses” as that term is contemplated in EITF Issue No. 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.

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

As of December 31, 2006, the Company had $98.4 million of gross in-place lease intangible assets related to its office and retail properties and accumulated amortization for these in-place lease intangible assets was $66.2 million related these properties. The aggregate amortization expense for these in-place lease intangible assets was $6.5 million, $14.6 million and $50.5 million for 2007, 2006 and 2005, respectively. The unamortized portion

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these in-place lease intangible assets was disposed of in the office and retail joint venture transactions that occurred during 2007.

Additionally, as of December 31, 2006, the Company had $4.7 million of net above (below) market lease intangibles related to its office and retail property properties. The above (below) market lease intangibles are amortized as a decrease or increase of rental revenue over the terms of the related leases. The aggregate amortization of these intangibles was $0.8 million, $1.6 million and $0.2 million for 2007, 2006 and 2005, respectively. The unamortized portion of these above (below) market lease intangibles was disposed of in the office and retail joint venture transactions that occurred during 2007.

The Company is actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it is no longer probable that the Company will be successful in the acquisition.

Undeveloped Land and Construction in Progress — Undeveloped land and construction in progress is stated at cost unless such assets are impaired pursuant to the provisions of SFAS No. 144, in which case such assets are recorded at fair value.

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

The Company has included in accounts payable book overdrafts representing outstanding checks in excess of funds on deposit of $22.3 million and $24.8 million as of December 31, 2007 and 2006, respectively.

Restricted Cash — Restricted cash is comprised of cash balances which are legally restricted as to use and consists primarily of tenant deposits, deposits on for-sale residential lots and units, and cash in escrow for self insurance retention.

Valuation of Receivables — The Company is subject to tenant defaults and bankruptcies at its office and retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs credit review and analysis on all commercial tenants and significant leases before they are executed. The Company evaluates the collectibility of outstanding receivables and records allowances as appropriate. The Company’s policy is to record allowances for all outstanding invoices greater than 60 days past due at its office and retail properties. The Company had an allowance for doubtful accounts of $1.4 million and $1.7 million as of December 31, 2007 and 2006, respectively.

Due to the short-term nature of the leases at the Company’s multifamily properties, generally six months to one year, the Company’s exposure to tenant defaults and bankruptcies is minimized. The Company’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.

Notes Receivable — Notes receivable consists primarily of promissory notes issued by third parties. The Company records notes receivable at cost. The Company evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the collateral if the note is collateral dependent. The Company had recorded accrued interest related to its outstanding notes receivable of $0.2 million and $5.2 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the Company had recorded a reserve of $0.9 million and $0.6 million, respectively, against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at December 31, 2007 and 2006 was approximately 8.1% and 11.8%, respectively. Interest income is recognized on an accrual basis.

The Company provided first mortgage financing to third parties totaling $17.5 million and $9.9 million in 2007 and 2006, respectively, and received principal payments of $7.3 million on these loans during 2007. The Company provided subordinated financing to third parties of $8.6 million and $3.9 million in 2007 and 2006, respectively. The Company provided subordinated financing to third parties for the acquisition and conversion of multi-family properties to condominium communities totaling $11.0 million in 2006. The Company received principal payments of $49.5 million on these and other outstanding subordinated loans during 2007. As of December 31, 2007 and 2006, the Company had outstanding notes receivable balances of $30.7 million and $61.2 million, respectively.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge (see Note 12). This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. The Company discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

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

Revenue Recognition — Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For newly developed for-sale residential projects, the Company accounts for each project under either the Completed Contract Method or the Percentage of Completion Method based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the percentage-of-completion method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each unit under a binding real estate contract. As of December 31, 2007, no for-sale residential projects are accounted for under the percentage-of-completion method.

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

Segment Reporting — The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company manages its business based on the performance of four separate operating portfolios: multifamily, office, retail and for-sale residential.

Investments in Joint Ventures — To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income of the joint venture. In accordance with the previsions of SFAS No. 66 and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, paragraph 30, the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. The Company continually evaluates its investments

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in joint ventures for other than temporary declines in market value. The Company recorded an impairment on one for-sale residential investment during 2007 (see Note 9).

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In November 2006, the FASB ratified EITF Issue No. 06-8 Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums. EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. As discussed above, the Company accounts for condominium and for-sale residential sales using similar criteria to those stated in EITF No. 06-8. In addition, as of December 31, 2007, no condominium projects were accounted for under the percentage-of-completion method. The adoption of EITF No. 06-8 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS No. 160 are effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements.

4. Merger with Cornerstone Realty Income Trust

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

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following unaudited pro forma financial information for the year ended December 31, 2005, gives affect to the merger with Cornerstone as if it had occurred at the beginning of the periods presented. The pro forma information for the year ended December 31, 2005 includes three months of pro forma results and nine months of actual results. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

***** Pro Forma (Unaudited) *****
Twelve Months
Ended December 31,
2005(1)
In thousands, except per share data

Total revenue	$528,224
Net income available to common shareholders	$240,393
Net income per common share — dilutive	$5.86

(1)	One time merger costs of $9.1 million expensed by Cornerstone have been excluded from the pro forma net income to common shareholders for the year ended December 31, 2005.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property Acquisitions and Dispositions

Property Acquisitions

During 2007, the Company acquired four multifamily apartment communities containing 1,084 units for an aggregate cost of approximately $138.2 million, which consisted of $12.3 million of newly issued mortgage debt and $125.9 million of cash. Also, during 2007, the Company acquired a partnership interest in three multifamily apartment communities containing 775 units for an aggregate cost of approximately $12.3 million, which consisted of $9.5 million of newly issued mortgage debt and $2.8 million of cash. During 2006, the Company acquired ten multifamily apartment communities containing 3,676 units and an additional 50,000 square feet of condominium interest in an office asset for an aggregate cost of approximately $350.3 million in 2006. Also during 2006, the Company also acquired a partnership interest in four multifamily apartment communities containing 1,216 units for an aggregate cost of approximately $19.0 million. In 2005, in addition to the Cornerstone acquisition, the Company acquired six multifamily apartment communities, eight office assets and one retail asset for an aggregate cost of $537.7 million. During 2005, the Company also acquired a partnership interest in four multifamily apartment communities containing 1,374 units, and a partnership interest in 26 office asset containing 11.7 million square feet for an aggregate cost of approximately $400 million. The Company funded these acquisitions with cash proceeds from its dispositions of assets, public offerings of debt and equity (see Notes 11 and 14), advances on bank lines of credit, and cash from operations.

The consolidated operating properties acquired during 2007, 2006 and 2005 are listed below:

		Effective
	Location	Acquisition Date	Units/Square Feet
			(Unaudited)

Multifamily Properties:
Colonial Grand at Old Town Scottsdale North	Phoenix, AZ	January 31, 2007	208
Colonial Grand at Old Town Scottsdale South	Phoenix, AZ	January 31, 2007	264
Colonial Grand at Inverness Commons	Phoenix, AZ	March 1, 2007	300
Merritt at Godley Station	Savannah, GA	May 1, 2007	312
Colonial Village at Willow Creek	Dallas, TX	May 31, 2006	478
Colonial Grand at McDaniel Farm	Atlanta, GA	May 31, 2006	424
Colonial Village at Shoal Creek	Dallas, TX	June 1, 2006	408
Colonial Village at Chancellor Park	Charlotte, NC	June 30, 2006	340
Colonial Grand at Scottsdale	Phoenix, AZ	July 31, 2006	180
Colonial Grand at Pleasant Hill	Atlanta, GA	August 31, 2006	502
Colonial Grand at Shiloh	Atlanta, GA	September 8, 2006	498
Colonial Village at Oakend	Dallas, TX	September 28, 2006	426
Colonial Grand at University Center	Charlotte, NC	November 1, 2006	156
Colonial Grand at Cypress Cove	Charleston, SC	December 28, 2006	264
Colonial Grand at Bear Creek	Fort Worth, TX	August 18, 2005	436
Colonial Grand at Barrett Creek	Atlanta, GA	August 31, 2005	332
Colonial Grand at Bellevue	Nashville, TN	November 29, 2005	349
Colonial Grand at Crabtree Valley	Raleigh, NC	November 29, 2005	210
Colonial Grand at Mallard Lake	Charlotte, NC	November 29, 2005	302
Colonial Grand at Shelby Farms	Memphis, TN	November 29, 2005	296
Office Properties:
Colonial Place I & II	Tampa, FL	January 31, 2005	371,000
Research Park Office Center IV	Huntsville, AL	February 1, 2005	59,900
Colonial Center at Bayside	Tampa, FL	April 15, 2005	213,800
Colonial Bank Centre	Miami, FL	April 27, 2005	235,500
Research Park Plaza III & IV	Austin, TX	June 30, 2005	357,700
Esplanade	Charlotte, NC	July 14, 2005	201,900

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Effective
	Location	Acquisition Date	Units/Square Feet
			(Unaudited)

Colonial Center Heathrow 1001	Orlando, FL	July 20, 2005	192,200
The Peachtree(1)	Atlanta, GA	August 31, 2005	310,900
Retail Properties:
Colonial Promenade Portofino	Houston, TX	January 13, 2005	372,500

1)	In January 2006, the Company acquired an additional 50,000 square feet of condominium interests in The Peachtree.

Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of the Company. The cash paid to acquire these properties is included in the consolidated statements of cash flows. The Company has accounted for its acquisitions in 2007, 2006 and 2005 accordance with SFAS 141. The value of the acquired tenant improvements and leasing commissions for the office and retail assets acquired are amortized over the remaining terms of the in-place leases (see Note 3). The property acquisitions during 2007, 2006 and 2005 are comprised of the following:

	2007	2006	2005
	(In thousands)

Assets purchased:
Land, buildings, and equipment	$144,229	$348,545	$625,616
Other assets	522	3,796	43,054

	144,751	352,341	668,670
Notes and mortgages assumed	(18,944)	—	(5,415)
Other liabilities assumed or recorded	(407)	(2,035)	(7,899)

Cash paid	$125,400	$350,306	$655,356

In addition to the acquisition of the operating properties mentioned above, the Company acquired certain parcels of land to be utilized for future development opportunities.

The following unaudited pro forma financial information for the years ended December 31, 2007, 2006 and 2005, give effect to the above operating property acquisitions as if they had occurred at the beginning of the periods presented. The information for the year ended December 31, 2007 includes pro forma results for the months during the year prior to the acquisition date and actual results from the date of acquisition through the end of the year. The pro forma results are not intended to be indicative of the results of future operations.

	***** Pro Forma (Unaudited) *****
	Year	Year	Year
	Ended December 31,	Ended December 31,	Ended December 31,
	2007	2006	2005
	In thousands, except per share data

Total revenue	$403,331	$478,486	$422,024
Net income available to common shareholders	$345,045	$182,204	$199,805
Net income per common share — dilutive	$7.34	$3.96	$5.19

Property Dispositions — Continuing Operations

During 2007, 2006 and 2005, the Company sold various consolidated parcels of land located adjacent to its existing properties for an aggregate sales price of $15.2 million, $25.9 million and $25.1 million, respectively, which were used to repay a portion of the borrowings under the Company’s unsecured credit facility and to support its investment activities.

During 2007, in addition to the joint venture transactions discussed in Note 9, the Company sold a majority interest in three development properties representing a total of 786,500 square feet, including anchor-owned square footage. The aggregate gain on the sale of the Company’s interests was approximately $12.5 million, net of income tax and minority interest, and is included in Gains from Sales of Property in the Company’s Consolidated Statements

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Income and Comprehensive Income (see Note 6 — Commercial Developments). Also during 2007, the Company sold a wholly-owned retail asset containing 131,300 square feet. Because the Company retained management and leasing responsibilities for this property, the gain on the sale of approximately $11.1 million is included in continuing operations.

During 2006, the Company sold an 85% interest in an office complex representing approximately 0.9 million square feet to a joint venture formed by the Company and unrelated parties for approximately $140.6 million. The Company continues to manage the properties and accounts for its 15% interest in this joint venture as an equity investment. The gain on the sale of the Company’s 85% interest is included in Gains from Sales of Property in the Company’s Consolidated Statements of Income and Comprehensive Income. The Company also sold a wholly-owned office property containing 76,000 square feet for a total sales price of $13.7 million and two wholly-owned retail properties representing approximately 1.0 million square feet for a total sales price of approximately $90.0 million. Because the Company retained management and leasing responsibilities for these three properties, the gains on the sales are included in continuing operations.

Also during 2006, the Company sold its interests in 20 multifamily apartment communities representing approximately 4,985 units, including 16 that were part of the DRA Southwest Partnership, and its interests in six office assets representing 2.1 million square feet, all of which were part of the DRA/CRT joint venture. The Company’s interests in these properties were sold for approximately $155.1 million. The gains from the sales of these interests are included in Income (Loss) from Partially-Owned Entities in the Company’s Consolidated Statements of Income and Comprehensive Income (see Note 9).

Also during 2006, the Company sold 90% of its interest in four retail properties representing approximately 0.7 million square feet to a joint venture formed by the Company and unrelated parties for approximately $114.6 million. The Company continues to manage the properties and accounted for its 10% interest in this joint venture as an equity investment. The remaining 10% interest was sold in December 2006 for approximately $7.3 million. The gain on the sale of the Company’s 90% interest is included in Gains from Sales of Property in the Company’s Consolidated Statements of Income and Comprehensive Income and the gain from the sale of the remaining 10% interest is included in Income (Loss) from Partially-Owned Entities in the Company’s Consolidated Statements of Income and Comprehensive Income (see Note 9).

During 2005, the Company sold 90% of its interest in six retail properties representing approximately 3.7 million square feet to a joint venture formed by the Company and unrelated parties for approximately $325.8 million. The Company continues to manage the properties and accounts for its 10% interest in this joint venture as an equity investment. The gain on the sale of the Company’s 90% interest is included in Gains from Sales of Property in the Company’s Consolidated Statements of Income and Comprehensive Income (see Note 9).

Also during 2005, the Company disposed of its 15% interests in two multifamily apartment communities representing 901 units and its 10% interest in a third multifamily apartment community representing 326 units for a total sales price of $12.1 million. The gains from the sales of these interests are included in Income (Loss) from Partially-Owned Entities in the Company’s Consolidated Statements of Income and Comprehensive Income (see Note 9).

Property Dispositions — Discontinued Operations

During 2007, the Company disposed of 12 consolidated multifamily apartment communities representing 3,140 units and 15 consolidated retail assets representing 3.3 million square feet, including anchor-owned square footage. The multifamily and retail assets were sold for a total sales price of $479.2 million, which was used to repay a portion of the borrowings under the Company’s unsecured credit facility and fund future investments.

During 2006, the Company disposed of 16 consolidated multifamily apartment communities representing 5,608 units and two consolidated office assets representing 0.5 million square feet. The multifamily and office properties were sold for a total sales price of $445.4 million, which was used to repay a portion of the borrowings under the Company’s unsecured credit facility and fund future investments.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company disposed of 23 consolidated multifamily apartment communities representing 6,865 units and four consolidated retail properties representing 2.9 million square feet. The multifamily and retail properties were sold for a total sales price of $636.7 million, which was used to repay a portion of the borrowings under the Company’s unsecured credit facility and fund future investments.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, net income (loss) and gain (loss) on disposition of operating properties sold through December 31, 2007, in which the Company does not maintain continuing involvement, are reflected in its consolidated statements of income on a comparative basis as discontinued operations for the years ended December 31, 2007, 2006 and 2005. Following is a listing of the properties the Company disposed of in 2007, 2006 and 2005 that are classified as discontinued operations:

			Units/Square
Property	Location	Date	Feet
			(Unaudited)

Multifamily

Beacon Hill	Charlotte, NC	January 2007	349

Clarion Crossing	Raleigh, NC	January 2007	260

Colonial Grand at Enclave	Atlanta, GA	January 2007	200

Colonial Village at Poplar Place	Atlanta, GA	January 2007	324

Colonial Village at Regency Place	Raleigh, NC	January 2007	180

Colonial Village at Spring Lake	Atlanta, GA	January 2007	188

Colonial Village at Timothy Woods	Athens, GA	January 2007	204

Colonial Grand at Promenade	Montgomery, AL	February 2007	384

Mayflower Seaside	Virginia Beach, VA	June 2007	265

Cape Landing	Myrtle Beach, SC	June 2007	288

Colonial Grand at Natchez Trace	Jackson, MS	June 2007	328

Colonial Grand at The Reservoir	Jackson, MS	June 2007	170

Stonebrook	Atlanta, GA	July 2007	188

The Timbers	Raleigh, NC	January 2006	176

Summerwalk	Charlotte, NC	January 2006	160

Colonial Grand at Whitemarsh	Savannah, GA	January 2006	352

Colonial Village at Stone Brook	Atlanta, GA	January 2006	188

Colonial Village at Remington Place	Raleigh, NC	January 2006	136

Colonial Village at Paces Glen	Charlotte, NC	January 2006	172

Colonial Village at Caledon Woods	Greenville, SC	January 2006	350

The Trestles	Raleigh, NC	March 2006	280

The Meadows I, II & III	Asheville, NC	March 2006	392

Copper Crossing	Fort Worth, TX	March 2006	400

Colonial Village at Estrada	Dallas, TX	March 2006	248

Arbor Trace	Norfolk, VA	April 2006	148

Colonial Village at Haverhill	San Antonio, TX	October 2006	322

Colonial Grand at Galleria	Birmingham, AL	December 2006	1,080

Colonial Grand at Riverchase	Birmingham, AL	December 2006	468

Colonial Village at Research Park	Huntsville, AL	December 2006	736

Colonial Village at Ashley Plantation	Bluffton, SC	March 2005	414

Colonial Village at Gainesville	Gainesville, FL	March 2005	560

Colonial Grand at Galleria Woods	Birmingham, AL	March 2005	244

Colonial Village at TownPark	Sarasota, FL	March 2005	272

Colonial Village at Walton Way	Augusta, GA	March 2005	256

Colonial Grand at Wesleyan	Macon, GA	March 2005	328

Colonial Village at Lake Mary	Orlando, FL	May 2005	504

Bridgetown Bay	Charlotte, NC	May 2005	120

Devonshire	Dallas, TX	May 2005	144

Dunwoody Springs	Atlanta, GA	May 2005	350

Caryle Club	Atlanta, GA	May 2005	243

Aspen Hills	Dallas, TX	May 2005	240

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Units/Square
Property	Location	Date	Feet
			(Unaudited)

Ashley Run	Atlanta, GA	June 2005	348

Arbors on Forest Ridge	Fort Worth, TX	October 2005	210

Cutters Point	Dallas, TX	October 2005	196

Eagle Crest	Dallas, TX	October 2005	484

Sierra Ridge	San Antonio, TX	October 2005	230

Timberglen	Dallas, TX	October 2005	304

Toscana	Dallas, TX	October 2005	192

Silverbrook	Fort Worth, TX	October 2005	642

The Meridian	Austin, TX	October 2005	200

The Landing	Raleigh, NC	December 2005	200

Office

Colonial Center at Mansell Overlook	Atlanta, GA	September 2007	188,478

Colonial Bank Centre	Miami, FL	September 2006	235,500

Interstate Park	Montgomery, AL	November 2006	227,000

Retail(1)

Rivermont Shopping Center	Chattanooga, TN	February 2007	73,481

Colonial Shoppes Yadkinville	Yadkinville, NC	March 2007	90,917

Colonial Shoppes Wekiva	Orlando, FL	May 2007	208,568

Village on the Parkway	Dallas, TX	July 2007	381,166

Britt David Shopping Center	Columbus, GA	July 2007	102,564

Colonial Mall Decatur	Huntsville, AL	July 2007	576,098

Colonial Mall Lakeshore	Gainesville, GA	July 2007	518,290

Colonial Mall Staunton	Staunton, VA	July 2007	423,967

Colonial Mayberry Mall	Mount Airy, NC	July 2007	206,940

Colonial Promenade Montgomery	Montgomery, AL	July 2007	209,114

Colonial Promenade Montgomery North	Montgomery, AL	July 2007	209,912

Colonial Shoppes Bellwood	Montgomery, AL	July 2007	88,482

Colonial Shoppes McGehee Place	Montgomery, AL	July 2007	98,255

Colonial Shoppes Quaker Village	Greensboro, NC	July 2007	102,223

Olde Town Shopping Center	Montgomery, AL	July 2007	38,660

Colonial Mall Gadsden	Gadsden, AL	March 2005	516,989

Colonial Mall Temple	Temple, TX	April 2005	555,411

Colonial Mall Macon	Macon, GA	July 2005	1,446,368

Colonial Mall Burlington	Burlington, NC	July 2005	415,194

(1)	Square footage includes anchor-owned square footage.

Additionally, the Company classifies real estate assets as held for sale, only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of the Company’s management it is probable the asset will sell within the next 12 months. At December 31, 2007, the Company had classified 16 multifamily assets containing 4,284 units and one office asset containing 37,000 square feet as held for sale. At December 31, 2006, the Company had classified nine multifamily assets containing 2,203 units and 15 retail assets, containing 3.4 million square feet, as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheets at $228.5 million and $286.0 million at December 31, 2007 and 2006, respectively, which represents the lower of depreciated cost or fair value less costs to sell. Depreciation expense not recorded for the year ended December 31, 2007 related to assets classified as held for sale at December 31, 2007 was $1.1 million. There was no amortization expense suspended for the year ended December 31, 2007. There was no depreciation or amortization expense suspended for the years ended December 31, 2006 or 2005 related to assets classified as held for sale at December 31, 2007.

In some cases, the Company uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, the

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funds were utilized to repay a portion of the borrowings under the Company’s unsecured credit facility or for financing of other investment activities.

In accordance with SFAS No. 144, the operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in discontinued operations in the Consolidated Statements of Income and Comprehensive Income for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.

Below is a summary of the operations of the properties sold during 2007, 2006 and 2005 and properties classified as held for sale as of December 31, 2007, that are classified as discontinued operations:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Property revenues:
Base rent	$53,721	$120,024	$151,107
Tenant recoveries	3,382	7,607	11,684
Other revenue	5,815	11,222	19,869

Total revenues	62,918	138,853	182,660
Property operating and maintenance expense	26,241	55,637	74,183
Impairment	2,950	—	—
Depreciation	10,938	30,847	34,986
Amortization	63	5,198	17,880

Total operating expenses	40,192	91,682	127,049
Interest expense	(5,501)	(14,918)	(21,605)
Interest income	8	34	67
Other	(3,403)	(562)	(186)
Income from discontinued operations before net gain on disposition of discontinued operations	13,830	31,725	33,887
Net gain on disposition of discontinued operations	91,147	134,619	183,011
Minority interest in CRLP from discontinued operations	(18,330)	(30,998)	(48,198)
Minority interest to limited partners	(3,989)	(2,591)	(585)

Income from discontinued operations	$82,658	$132,755	$168,115

6.	For-Sale Activities and Impairment

During 2007, 2006 and 2005, the Company, through CPSI, sold 262, 607 and 328 condominium units, respectively, at its condominium conversion properties. During 2007, the Company, through CPSI, also sold 14 residential lots and 101 condominium units at its for-sale residential development properties. During 2006, the Company, through CPSI, sold five residential lots and 49 condominium units at its for-sale residential development properties. During 2005, the Company did not have for-sale residential development properties. During 2007, 2006 and 2005, gains from sales of property on the Consolidated Statements of Income and Comprehensive Income included $13.2 million ($10.6 million net of income taxes), $33.9 million ($24.1 million net of income taxes) and $13.3 million ($9.7 million net of income taxes), respectively, from these condominium conversion and for-sale

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

residential sales. A summary of revenues and costs of condominium conversion and for-sale residential sales for 2007, 2006 and 2005 are as follows:

	December 31,
	2007	2006	2005
	(Amounts in thousands)

Condominium conversion revenues	$51,073	$117,732	$79,322
Condominium conversion costs	(40,972)	(86,614)	(65,976)

Gains on condominium conversion sales, before
minority interest and income taxes	10,101	31,118	13,346

For-sale residential revenues	26,153	12,513	—

For-sale residential costs	(23,016)	(9,683)	—

Gains on for-sale residential sales, before
minority interest and income taxes	3,137	2,830	—

Minority interest	250	(1,967)	(5,245)
Provision for income taxes	(2,630)	(9,825)	(3,660)

Gains on condominium conversion and for-sale residential sales, net of
minority interest and income taxes	$10,858	$22,156	$4,441

Impairment, net of tax	$(26,800)	$(960)	$—

The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For 2007 and 2006, gains on condominium unit sales, net of income taxes, of $9.3 million and $21.9 million, respectively, are included in discontinued operations. There were no condominium unit sales included in discontinued operations in 2005. Condominium conversion properties are reflected in the accompanying Consolidated Balance Sheets as part of real estate assets held for sale, and totaled $2.9 million and $76.2 million as of December 31, 2007 and 2006, respectively. For-sale residential projects actively under development of $96.0 million (net of a $42.1 million non-cash impairment charge related to wholly-owned for-sale properties) and $98.3 million as of December 31, 2007 and 2006, respectively, are reflected as construction in progress in the accompanying Consolidated Balance Sheets. Completed for-sale residential projects of approximately $22.2 million and $19.2 million are reflected in real estate assets held for sale as of December 31, 2007 and 2006, respectively.

During December 2006, the Company, through CPSI, sold an option to purchase land for a total sales price of $3.2 million. The Company recognized a gain, net of income taxes, of $1.5 million on the sale, which is included in Gains from sales of property in the Company’s Consolidated Statements of Income and Comprehensive Income.

For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.

Impairment

During 2007, there was a softening in the condominium and single family housing markets due to increasing mortgage financing rates, the decline in the availability of sub-prime lending and other types of mortgages, increasing supplies of such assets, an increase in construction costs, and higher insurance costs, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market declined, primarily due to a lack of demand related to the reasons discussed above and certain units that were under contract did not close because buyers elected not to consummate the purchase of the units. As a result, the Company recorded a non-cash impairment charge of $43.3 million ($26.8 million net of income tax) to reduce the carrying value of certain of its for-sale residential developments to their estimated fair market value. An increase in construction costs (partially related to the dispute and litigation with a general contractor — See Note 19) during development was also factored into the impairment charge. The Company utilized a probability weighted discounted future cash flow analysis which incorporates available market information and other assumptions made by management. The impairment

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge is primarily related to the for-sale residential projects located in Gulf Shores, Alabama (Cypress Village project and Grander condominium development) and one condominium project in downtown Charlotte, North Carolina (The Enclave).

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

Commercial Developments

During December 2007, the Company sold 95% of its interest in Colonial Promenade Alabaster II and two build-to-suit outparcels at Colonial Pinnacle Tutwiler II (hhgregg & Haverty’s) to a joint venture between the Company and Watson LLC (Watson). The retail assets include 418,500 square feet, including anchor-owned square-footage, and are located in Birmingham, Alabama. The Company’s interest was sold for approximately $48.1 million. The Company recognized a gain of approximately $8.3 million after tax and minority interest on the sale. The Company’s 5% investment in the partnership is comprised of $0.5 million in contributed property and $2.0 million of newly issued mortgage debt. The proceeds from the sale will be used to fund future developments and for other general corporate purposes.

During July 2007, the Company sold 85% of its interest in Colonial Pinnacle Craft Farms I located in Gulf Shores, Alabama. The retail shopping center development includes 368,000 square feet, including anchor-owned square-footage. The Company sold its 85% interest for approximately $45.7 million and recognized a gain of approximately $4.2 million, after income tax, from the sale. The proceeds from the sale are expected to be used to fund developments and for other general corporate purposes.

During December 2006, the Company sold Colonial Pinnacle Tutwiler Farm located in Birmingham, Alabama. The retail shopping center development includes 450,000 square feet, including anchor-owned square footage. The Company sold the development for approximately $54.4 million and recognized a gain of approximately $20.5 million from the sale. The proceeds from the sale were used to fund other investment activities.

7.	Land, Buildings and Equipment

Land, buildings, and equipment consist of the following at December 31, 2007 and 2006:

	Useful Lives	2007	2006
		(In thousands)

Buildings	20 to 40 years	$1,821,988	$2,709,904
Furniture and fixtures	5 or 7 years	81,824	84,137
Equipment	3 or 5 years	26,036	31,038
Land improvements	10 or 15 years	159,622	182,307
Tenant improvements	Life of lease	41,234	155,626

		2,130,704	3,163,012
Accumulated depreciation		(290,134)	(420,374)

		1,840,570	2,742,638
Real estate assets held for sale, net		253,641	381,445
Land		300,378	438,871

		$2,394,589	$3,562,954

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Undeveloped Land and Construction in Progress

During 2007, the Company completed the construction of a wholly-owned multifamily development, adding 422 apartment homes to the portfolio. This development, Colonial Grand at Round Rock located in Austin, Texas, had a total cost of approximately $35.0 million. The Company also completed the development of Colonial Grand at Canyon Creek, a multifamily apartment community in which the Company owns a 25% interest. The Company’s portion of the total cost of the project totaled $7.9 million.

During 2007, the Company completed the development of six commercial assets adding 429,000 square feet of office space and 436,000 square feet of retail space, excluding anchor-owned square footage, to the portfolio. These office developments, Colonial Center Brookwood located in Birmingham, Alabama, Northrop Grumman located in Huntsville, Alabama and Colonial Center TownPark 300 located in Orlando, Florida had an aggregate total cost of approximately $81.4 million. These retail assets, Colonial Pinnacle Tutwiler Farm II and Colonial Promenade Alabaster II located in Birmingham and Colonial Pinnacle Craft Farms I located in Gulf Shores, Alabama had an aggregate total cost of $79.7 million. All three of the completed retail assets were sold during 2007 (see Note 6).

During 2007, the Company completed the construction of Regatta at James Island, a 212-unit condominium development located in Charleston, South Carolina. Total project cost for this for-sale residential development was approximately $25.7 million. The Company also completed the development of Southgate on Fairview (formerly Colonial Traditions at South Park), a 47-unit condominium project located in Charlotte, North Carolina. Total project cost for this for-sale residential development was approximately $16.4 million.

During 2006, the Company completed the construction of a multifamily development, adding 238 apartment homes to the portfolio. This development, located in Austin, Texas, had a total cost of $24.1 million. Additionally, the Company completed the construction of Colonial Pinnacle Tutwiler Farm, located in Birmingham, Alabama, and Colonial Pinnacle Turkey Creek, in which the Company owns a 50% interest, located in Knoxville, Tennessee. These assets had a total cost of $72.5 million. Colonial Pinnacle Tutwiler Farm was sold during the fourth quarter of 2006.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s ongoing development projects and parcels of land available for expansion and construction are in various stages of the development cycle. Undeveloped land and construction in progress is comprised of the following at December 31, 2007:

	Total
	Units/			Costs
	Square	Estimated	Estimated	Capitalized
	Feet (1)	Completion	Total Costs	to Date
			(In thousands)	(In thousands)

Multifamily Projects:
Current:
Colonial Grand at Ayrsley	368	2008	$34,900	$26,560
Colonial Grand at Ashton Oaks	362	2009	34,300	5,718
Colonial Grand at Huntersville	250	2008	25,900	22,088
Colonial Grand at Onion Creek (formerly Double
Creek)	300	2008	31,800	14,132
Colonial Grand at Shelby Farms II	154	2008	13,100	12,301
Colonial Village at Godley Lake	288	2008	26,200	10,235
Colonial Village at Matthews Commons	216	2008	21,100	2,904
Enclave(2)(3)	84	2008	26,200	19,456

Future:
Colonial Grand at Azure	188	2009	26,400	6,855
Colonial Grand at Cityway (formerly Ridell Ranch)	376	2010	34,300	4,490
Colonial Grand at Desert Vista	380	2009	52,000	15,621
Colonial Grand at Hampton Preserve	486	2010	60,800	11,660
Colonial Grand at Randal Park(4)	600	2009	76,700	10,668
Colonial Grand at South End	344	2010	52,100	10,148
Colonial Grand at Sweetwater	195	2009	24,200	6,333
Colonial Grand at Thunderbird	244	2009	29,500	7,666
Colonial Grand at Wakefield	365	2009	36,800	4,402

Commercial
Current:
Office Projects:
Colonial Center TownPark 400(4)	176,000	2008	30,400	16,513
Metropolitan(4)	153,000	2008	35,200	26,800

Retail Projects:
Colonial Promenade Fultondale(5)	100,400	2008	7,136	2,657
Colonial Promenade Tannehill	474,000	2008	50,700	21,653
Metropolitan(4)	189,000	2008	53,700	25,900

Future:
Retail Projects:
Colonial Pinnacle Craft Farms II	75,000	2011	11,100	1,415
Colonial Promenade Huntsville	220,000	2010	17,600	8,556

For Sale Projects:
Lots:
Colonial Traditions at Gulf Shores(3)(6)	—	2012	22,800	21,576
Cypress Village (lots)(3)	236	2014	20,884	17,986
Spanish Oaks (lots)(7)	200	2011	16,896	14,044

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total
	Units/			Costs
	Square	Estimated	Estimated	Capitalized
	Feet (1)	Completion	Total Costs	to Date
			(In thousands)	(In thousands)

Residential:
Grander(3)	26	2010	11,374	8,171
Cypress Village II (townhomes)(3)	96	2014	26,600	21,539
Metropolitan(4)	101	2009	41,200	12,700

Other Projects and Undeveloped Land
For-Sale Land and Predevelopment				73,587
Heathrow Land and Infrastructure				14,101
TownPark Land and Infrastructure				4,191
Land & Other				48,784

Total Consolidated Construction in Progress				$531,410

(1)	Square footage for the retail assets excludes anchor-owned square-footage.

(2)	Enclave, formerly a for-sale residential project, is now being developed as a multifamily apartment community.

(3)	During the three months ended September 30, 2007, the Company recorded a $43.3 million non-cash impairment charge ($26.8 million net of income tax) associated with these projects as a result of the deterioration in the single family housing market. Estimated Total Costs and Capitalized Costs to Date are net of the $43.3 million impairment charge.

(4)	These projects are part of mixed-use developments.

(5)	Estimated Total Costs and Costs Capitalized to Date are net of $17.2 million, which represents the portion of the development placed into service during 2007. Total square feet is net of 261,000 square feet which represents the portion of the project placed into service during 2007.

(6)	This project will include the sale of undeveloped parcels.

(7)	Estimated Total Costs and Costs Capitalized to Date are net of $0.7 million, which represents portion of units/lots sold during 2007.

Interest capitalized on construction in progress during 2007, 2006 and 2005 was $27.1 million, $17.1 million and $9.6 million, respectively.

9.	Investment in Partially-Owned Entities and Other Arrangements

Investments in Consolidated Partially-Owned Entities

During July 2007, the Company disposed of its 90% interest in Village on the Parkway, a 380,500 square foot retail asset located in Dallas, Texas. The Company sold the property for approximately $74.4 million and recognized a gain of approximately $15.7 million from the sale. The Company recorded minority interest of approximately $4.1 million on this sale. The proceeds from the sale were used to fund developments and for other general corporate purposes.

During March 2006, the Company disposed of its majority interest in Colonnade Properties, LLC for approximately $2.5 million. There was no gain or loss recognized on the disposition. At December 31, 2006, the Company had a $3.1 million outstanding note receivable from Colonnade Properties, LLC, which was repaid during 2007.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Partially-Owned Entities

Investments in unconsolidated partially-owned entities at December 31, 2007 and 2006 consisted of the following:

Investment in Partially Owned Entities

	Percent		December 31,	December 31,
	Owned		2007	2006
	(In thousands)

Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00%		$569	$614
Auberry at Twin Creeks, Dallas, TX	15.00%		702	—
Belterra, Ft. Worth, TX	10.00%		708	944
Carter Regents Park, Atlanta, GA	40.00	%(1)	5,282	6,231
CG at Canyon Creek, Austin, TX (Development)	25.00%		1,226	1,416
CG at Huntcliff, Atlanta, GA	20.00%		2,138	2,327
CG at Lake Forest, Dallas, TX (Development)	20.00%		1,003	—
CG at Research Park, Raleigh, NC	20.00%		1,197	1,247
CG at Traditions, Gulf Shores, AL (Development)	35.00%		1,591	—
CMS / Colonial Joint Venture I	15.00%		435	498
CMS / Colonial Joint Venture II	15.00	%(2)	(419)	(252)
CMS Florida	25.00	%(3)	(338)	1,072
CMS Tennessee	25.00	%(4)	258	1,234
CV at Matthews, Charlotte, NC	25.00%		1,004	1,059
DRA Alabama	10.00%		2,260	2,311
DRA CV at Cary, Raleigh, NC	20.00%		2,026	—
DRA Cunningham, Austin, TX	20.00%		969	1,053
DRA Southwest Partnership	23.00	%(5)	—	495
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,409	1,552
Fairmont at Fossil Creek, Fort Worth, TX	15.00%		567	—
Heritage at Deerwood, Jacksonville, FL	47.00	%(6)	—	4,765
Merritt at Godley Station, Savannah, GA	35.00	%(7)	—	3,169
Park Crossing, Fairfield, CA	10.00%		797	1,000
Stone Ridge, Columbia, SC	10.00%		451	492

Total Multifamily			23,835	31,227

Office:
600 Building Partnership, Birmingham, AL	33.33%		76	50
Colonial Center Mansell JV	15.00%		1,377	2,513
DRA / CRT JV	15.00	%(8)	23,365	38,069
DRA / CLP JV	15.00	%(9)	(6,603)	—
Huntville TIC; Huntsville, AL	40.00	%(10)	7,922	—

Total Office			26,137	40,632

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Percent		December 31,	December 31,
	Owned		2007	2006
	(In thousands)

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,258	2,308
Colonial Promenade Smyrna, Smyrna, TN (Development)	50.00%		2,297	2,393
GPT / Colonial Retail JV	10.00	%(11)	(5,021)	(3,068)
Highway 150, LLC, Birmingham, AL	10.00%		64	70
OZRE JV	15.00	%(12)	(6,204)	—
Parkway Place Limited Partnership, Huntsville, AL	45.00%		10,342	11,012
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00%		1,300	—
Parkside Drive LLC I, Knoxville, TN	50.00%		6,898	7,178
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%		6,270	—
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(107)	—

			18,097	19,893

Other:
Heathrow, Orlando, FL	50.00%		1,585	1,106
Colonial / Polar-BEK Management Company,
Birmingham, AL	50.00%		28	34

			1,613	1,140

			$69,682	$92,892

(1)	Carter Regents Park includes a $1.2 million non-cash impairment charge that was recorded during the year ended December 31, 2007. This impairment is included in Impairment in the Company’s Consolidated Statements of Income and Comprehensive Income.

(2)	The CMS/Colonial Joint Venture II holds one property in which the Company has a 15% partnership interest. The Company sold its 5% partnership interest in the other property in May 2007.

(3)	The Company sold its interest in Colonial Grand at Bayshore during January 2007.

(4)	The Company sold its interest in Colonial Village at Hendersonville during September 2007.

(5)	The DRA Southwest Partnership, comprised of 15 multifamily properties totaling 3,957 units, sold the properties held in the joint venture on December 21, 2006.

(6)	The Company sold its interest in Heritage at Deerwood during March 2007.

(7)	The Company acquired the remaining 65% interest in Merritt at Godley Station during May 2007.

(8)	As of December 31, 2007, the DRA/CRT JV included 18 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Rockville, Maryland; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas. The Company sold its interest in Saint Petersburg Centre and Las Olas Centre during 2007.

(9)	As of December 31, 2007, the DRA/CLP JV included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Amount includes the value of the Company’s investment of approximately $29.2 million, offset by the excess basis difference on the transaction of approximately $35.8 million, which is being amortized over the life of the properties.

(10)	In November 2007, the Company and its partner DRA disposed of their interest in nine office properties totaling 1.7 million square feet located in Huntsville, Alabama, that were originally acquired from the Company in June 2007 in connection with the office joint venture transaction. As part of the transaction, the Company acquired a 40% interest (of which 30% is held by CPSI) in three separate TIC investments of the same nine office properties for a total acquisition price of $88.7 million, which included the issuance of $43.0 million of third-party secured financing and $30.4 million of ground lease financing. The value of the Company’s investment is offset by the excess basis difference on the transaction of approximately $12.0 million, which is being amortized over the life of the properties. The Company continues to manage the nine properties and intends to sell CPSI’s 30% ownership position in each of these TIC investments to approximately 10% over the next 12 months through offerings sponsored by Bluerock Real Estate, LLC to unrelated TIC investors and to retain CRLP’s 10% ownership interest..

(11)	Amount includes the value of the Company’s investment of approximately $4.4 million, offset by the excess basis difference on the transaction of approximately $9.4 million, which is being amortized over the life of the properties.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	As of December 31, 2007, the OZRE JV included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Amount includes the value of the Company’s investment of approximately $11.1 million, offset by the excess basis difference on the transaction of approximately $17.3 million, which is being amortized over the life of the properties.

During January 2007, the Company sold its 25% ownership interest in Colonial Grand at Bayshore, a 376-unit multifamily apartment community located in Sarasota, Florida, for $15.0 million. The proceeds were used to repay a collateralized mortgage loan and a portion of the borrowings under the Company’s unsecured credit facility.

During February 2007, the Company acquired a 15% interest in Fairmont at Fossil Creek, a 240-unit multifamily apartment community located in Fort Worth, Texas. The Company’s investment in the partnership was approximately $3.2 million, which consisted of $2.6 million of newly issued mortgage debt and $0.6 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured credit facility.

During February 2007, the DRA/CRT JV sold St. Petersburg Center, a 675,000 square foot office asset located in Tampa, Florida. The asset was sold for $14.0 million, which represents the Company’s 15% interest in the sales proceeds. The Company used the proceeds from the sale to repay a collateralized mortgage loan.

During February 2007, the Company acquired a 15% interest in Auberry at Twin Creeks, a 216-unit multifamily apartment community located in Dallas, Texas. The Company’s investment in the partnership was approximately $3.1 million, which consisted of $2.6 million of newly issued mortgage debt and $0.5 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured credit facility.

During February 2007, the Company entered into a joint venture agreement with a 65% partner to complete the development of Colonial Grand at Traditions, a 324-unit multifamily project located in Gulf Shores, Alabama. The Company will act as the general contractor for this project and will earn development / general contractor fees which will be recognized as earned according to the terms of the construction and development agreement. The Company’s initial investment in this joint venture was $3.0 million in cash and the Company has guaranteed up to $3.5 million of the construction loan that the joint venture will use to complete the project. In addition, if this property is ultimately sold to a third party, the Company will receive distributions of 50% of the gains upon the sale of the property.

During May 2007, the Company acquired a 20% interest in Colonial Village at Cary, a 319-unit multifamily apartment community located in Raleigh, North Carolina. The Company’s investment in the partnership was approximately $6.0 million, which consisted of $4.3 million of newly issued mortgage debt and $1.7 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured credit facility.

During May 2007, the Company acquired the remaining 65% interest in Merritt at Godley Station from our joint venture partner. The Company’s additional investment in the property was approximately $20.9 million, which consisted of the assumption of $12.3 million of existing mortgage debt and $8.6 million of cash. The cash portion of this investment was funded by proceeds from asset sales and borrowings under the Company’s unsecured credit facility.

During June 2007, the Company completed its office joint venture transaction with DRA. The Company sold to DRA its 69.8% interest in the newly formed joint venture that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. The Company, through CRLP retained a 15% minority interest in the DRA/CLP JV, as well as the management and leasing responsibilities for the 26 properties owned by the DRA/CLP JV. As of December 31, 2007, DRA owned approximately 72.4%, a subsidiary of CRLP owned 15% and certain limited partners of CRLP own the remaining approximate 12.6% of the DRA/CLP JV interests (see Note 2).

During June 2007, the Company completed its retail joint venture transaction with OZRE. The Company sold to OZRE its 69.8% interest in the newly formed joint venture that became the owner of 11 retail properties that were previously wholly-owned by CRLP. The Company, through CRLP retained a 15% minority interest in the

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OZRE JV as well as the management and leasing responsibilities for the 11 properties owned by the OZRE JV. As of December 31, 2007, OZRE owned approximately 72.5%, a subsidiary of CRLP owned 15% and certain limited partners of CRLP own the remaining approximate 12.5% of the OZRE JV interests (see Note 2).

During July 2007, the Company sold 85% of its interest in Colonial Pinnacle Craft Farms I to a joint venture partner. The retail asset includes 243,000 square feet, excluding anchor-owned square footage, and is located in Gulf Shores, Alabama (see Note 6).

During July 2007, the DRA/CRT JV disposed of Las Olas Centre, a 469,200 square foot office asset located in Fort Lauderdale, Florida. The Company sold its 15% interest in the property for approximately $34.6 million and recognized a gain of approximately $6.6 million from the sale. The proceeds from the sale were used to repay the associated mortgage on the asset and to fund investment activity.

During September 2007, the CMS-Tennessee joint venture disposed of Colonial Village at Hendersonville, a 364-unit multifamily apartment community located in Nashville, Tennessee. The Company sold its 25% interest in the property for approximately $6.8 million and recognized a gain of approximately $1.7 million from the sale. The proceeds from the sale were used to fund ongoing developments and for other general corporate purposes.

During November 2007, the DRA/CLP JV disposed of nine office properties containing 1.7 million square feet located in Huntsville, Alabama for net proceeds of approximately $209 million (the Company’s 15% interest in these assets totaled approximately $31.4 million). As part of the transaction, the Company acquired a 40% interest (of which 30% is held by CPSI) in three separate tenancy in common (“TIC”) investments of the same nine office properties for a total acquisition price of $88.7 million, which included the issuance of $43.0 million of third-party financing and $30.4 million of ground lease financing. The Company continues to manage the nine properties and intends to sell CPSI’s 30% ownership in each of these TIC investments during 2008 through offerings sponsored by Bluerock Real Estate, LLC (the 60% partner) to unrelated TIC investors and to retain CRLP’s 10% ownership interest.

During December 2007, the Company sold 95% of its interest in Colonial Promenade Alabaster II and two build-to-suit outparcels at Colonial Pinnacle Tutwiler II to a joint venture partner. The retail developments are located in Birmingham, Alabama (see Note 6).

During December 2007, the Company entered into a 50% / 50% joint venture agreement for the development of Turkey Creek Phase III, a 170,000 square foot development located in Knoxville, Tennessee. The Company’s initial investment in this joint venture to acquire the land was approximately $6.0 million. The development of this property will be funded with a construction loan obtained by the joint venture.

During December 2007, the Company entered into a 20% joint venture with McDowell Properties to develop Colonial Grand at Lake Forest, a 529-unit multifamily apartment community located in Dallas, Texas. The Company will act as the general contractor for this project and will earn development / general contractor fees, which will be recognized as earned according to the terms of the construction and development agreement. The Company’s initial equity investment was approximately $1.3 million. The total cost of the development is expected to be approximately $62 million and will be funded primarily through a construction loan.

During January 2006, the Company acquired a 20% partnership interest in Colonial Grand at Huntcliff, a 358-unit multifamily apartment community located in Atlanta, Georgia. The Company’s 20% investment in the partnership was $8.0 million, which consisted of $5.2 million of newly issued mortgage debt and $2.8 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured credit facility.

During March 2006, the Company acquired a 25% partnership interest in Colonial Village at Matthews, a 370-unit multifamily apartment community located in Charlotte, North Carolina. The Company’s 25% investment in the partnership was $4.9 million, which consisted of the assumption of $3.7 million of newly issued mortgage debt and $1.2 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured credit facility.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During March 2006, the Company entered into a joint venture agreement with a 75% partner for the completion of the Canyon Creek multifamily development project, including the ultimate sale of this property to a third party. The Company will act as the general contractor for this project and will earn development / general contractor fees, which will be recognized as earned according to the terms of the construction and development agreement. The Company’s initial investment in this joint venture was $1.5 million in cash and the Company has guaranteed up to $4.0 million of the construction loan that the joint venture will use to complete the project. In addition, the Company will receive distributions of 50% of the gains upon the sale of the property.

During March 2006, the Company completed the sale of a 90% interest in four shopping centers valued in the transaction at approximately $127.3 million to a joint venture partner. The Company maintained a 10% interest in the properties, and the responsibility of leasing and managing the assets in the joint venture which represent 0.7 million square feet of retail shopping space. The shopping centers include Colonial Promenade Boulevard Square in Pembroke Pines, Florida; Colonial Shoppes Pines Plaza in Pembroke Pines, Florida; Colonial Shoppes College Parkway in Fort Myers, Florida; and Colonial Promenade Deerfield in Deerfield Beach, Florida. As a part of the sale, the Company’s joint venture partner assumed 90% of the outstanding collateralized debt of $74.7 million. The proceeds from the sale were used to repay a portion of the borrowings under the Company’s unsecured credit facility.

During March 2006, the Company sold its 15% interest in four multifamily assets including Colonial Grand at Barrington, a 176-unit apartment community located in Macon, Georgia; Colonial Grand at Inverness Lakes, a 312-unit apartment community located in Mobile, Alabama; Colonial Village at Hillwood, a 160-unit apartment community located in Montgomery, Alabama; and Colonial Village at Stockbridge, a 240-unit apartment community located in Atlanta, Georgia. The Company’s interest in these assets was sold for a total sales price of $6.0 million and the proceeds were used to repay a portion of the borrowings under the Company’s unsecured credit facility.

During April 2006, the DRA/CRT JV sold two office properties, including Paragon Place, a 145,000 square foot building located in Richmond, Virginia and Cigna Plaza, a 127,000 square foot building located in Dallas, Texas. On June 1, 2006, the DRA/CRT JV sold one office property, Gwinnett Center, a 263,000 square foot building located in Atlanta, Georgia. The Company’s interest in these three assets was sold for a total sales price of approximately $11.2 million. The proceeds were used to repay associated collateralized loans of the joint venture.

During May 2006, the Company sold its 20% interest in Rancho Viejo, a 266-unit multifamily apartment community located in Phoenix, Arizona which was a property in the DRA Southwest Partnership. The Company’s interest in this asset was sold for a total sales price of $3.5 million and the proceeds were used to repay an associated collateralized loan and the remaining proceeds were distributed to the Company and were used to repay a portion of the borrowings under the Company’s unsecured credit facility.

During June 2006, the Company completed a combination joint venture, sale and long-term management and leasing assignment with UBS Wealth Management (UBS) for Colonial Center at Mansell Overlook located in Atlanta, Georgia. Colonial Center at Mansell Overlook consists of four 6-story, Class-A office buildings, five low-rise buildings and two street-front boutique retail shops. The suburban office park is 98% leased and totals approximately 877,000 square feet with three sites available for future office and retail development. The Company will retain a 15% interest in the joint venture arrangement with UBS for the four 6-story, Class-A office buildings, two retail centers and three development parcels. UBS will assume 100% ownership of the five low-rise buildings. The Company will maintain operational management and leasing of the office assets through a long-term management and leasing contract. Net proceeds to the Company totaled approximately $140.6 million, of which $16.5 million was used to pay off a collateralized loan, $74.7 million was reinvested in additional property acquisitions and the remaining $51.2 million was used to reduce the Company’s outstanding unsecured credit facility.

During July 2006, the DRA/CRT JV sold Charlotte Vanguard, a 527,500 square foot office asset located in Charlotte, North Carolina. During September 2006, the DRA/CRT JV sold Tallahassee Center, an 836,400 square foot office asset located in Tallahassee, Florida. The Company’s interest in these two assets was sold for a total sales

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of approximately $23.6 million. The proceeds were used to repay associated collateralized loans of the joint venture.

During September 2006, the Company purchased a 10% interest in Belterra, a 288-unit multifamily apartment community located in Fort Worth, Texas. The Company’s 10% investment in the partnership was $2.7 million, which consisted of $2.0 million of newly issued mortgage debt and $0.7 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured credit facility.

During November 2006, the Company purchased a 10% interest in Park Crossing, a 200-unit multifamily apartment community located in Fairfield, California. The Company’s investment in the partnership was approximately $3.4 million, which consisted of $2.6 million of newly issued mortgage debt and $0.8 million of cash. The cash portion of this investment was funded from borrowings under the Company’s unsecured credit facility.

During December 2006, the Company sold 15 multifamily assets in which it had an approximate 23% interest through DRA Southwest Partnership. The total sales price was approximately $468.0 million and Colonial Properties’ portion of the sales price was approximately $108.0 million. Proceeds from the sale were used to pay off the Company’s portion of the existing mortgage debt of $53.6 million associated with these properties and the remaining proceeds of $54.4 million were used to reduce the Company’s unsecured credit facility.

During December 2006, the DRA/CRT JV sold Tollway Crossing, a 152,200 square foot office asset located in Dallas, Texas. The Company’s interest in this asset was sold for a total sales price of approximately $2.9 million. The proceeds were used to repay associated collateralized loans of the joint venture. During December 2006, the Company sold its remaining 10% interest in the Cornfeld/South Florida joint venture for a total sales price of $7.4 million. The proceeds from the sale were used to fund investment activities. The properties sold in the transaction include Colonial Promenade Boulevard Square in Pembroke Pines, Florida; Colonial Shoppes Pines Plaza in Pembroke Pines, Florida; Colonial Shoppes College Parkway in Fort Myers, Florida; and Colonial Promenade Deerfield in Deerfield Beach, Florida, which represent 0.7 million square feet of retail shopping space.

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the date of the Company’s acquisitions is as follows:

	As of December 31,
	2007	2006
	(In thousands)
Balance Sheet
Assets
Land, building, & equipment, net	$3,713,743	$2,414,827
Construction in progress	106,098	80,347
Other assets	342,894	273,159

Total assets	$4,162,735	$2,768,333

Liabilities and Partners’ Equity
Notes payable(1)	$3,224,146	$2,115,048
Other liabilities	115,345	48,517
Partners’ Equity	823,244	604,768

Total liabilities and partners’ capital	$4,162,735	$2,768,333

Statement of Operations
(for the years ended)	2007	2006	2005
Revenues	$425,115	$380,280	$168,108
Operating expenses	(174,278)	(155,845)	(70,155)
Interest expense	(154,896)	(143,862)	(55,886)
Depreciation, amortization and other	(68,927)	87,613	(49,711)

Net income	$27,014	$168,186	$(7,644)

(1)	The Company’s pro rata portion of indebtedness, as calculated based on ownership percentage, at December 31, 2007 and 2006 was $544.2 million and $367.2 million, respectively.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes balance sheet financial data of significant unconsolidated partially-owned entities in which the Company had ownership interests as of December 31, 2007 and 2006 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2007	2006	2007	2006	2007	2006

DRA/CRT	$1,248,807	$1,542,311	$993,264	$1,163,968	$202,162	$316,002
DRA/CLP	973,861	—	741,907	—	194,210	—
OZRE	362,734	—	284,000	—	74,012	—

	$2,585,402	$1,542,311	$2,019,171	$1,163,968	$470,384	$316,002

The following table summarizes income statement financial data of significant unconsolidated partially-owned entities in which the Company had ownership interests for the year ended December 31, 2007 and 2006 (dollar amounts in thousands):

	Total Revenues			Net Income			Share of Net Income(1)
	2007	2006	2005	2007	2006	2005	2007	2006	2005

DRA/CRT	$179,049	$215,676	$54,613	$14,398	$(41,909)	$(12,015)	$2,941	$(6,286)	$(1,802)
DRA/CLP	72,824	—	—	(1,682)	—	—	975	—	—
OZRE	18,532	—	—	(4,928)	—	—	(232)	—	—

	$270,405	$215,676	$54,613	$7,788	$(41,909)	$(12,015)	$3,684	$(6,286)	$(1,802)

(1)	Includes amortization of excess basis differences and management fee eliminations.

10.	Segment Information

The Company manages its business based on the performance of four operating portfolios: multifamily, office, retail and for-sale residential. As a result of the impairment charge recorded during 2007 related to the Company’s for-sale residential projects, the Company’s for-sale residential operating portfolio met the quantitative threshold to be considered a reportable segment. The results of operations and assets of the for-sale residential portfolio were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of this operating portfolio in prior periods. Each portfolio has a separate management team that is responsible for acquiring, developing, managing and leasing properties within such portfolio. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that the Company has entered into are included in the applicable portfolio information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable portfolio information. In reconciling the portfolio information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily, office and retail portfolios and allocates resources to them based on portfolio NOI. Portfolio NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Management evaluates the performance of its for-sale residential business based on net gains / losses. Presented below is portfolio information, for the multifamily, office and retail portfolios, including the reconciliation of total portfolio revenues to total revenues and total portfolio NOI to income from continuing operations for the years ended December 31, 2007, 2006 and 2005, and total portfolio assets to total assets as of December 31, 2007

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and December 31, 2006. Additionally, the Company’s net gains / losses on for-sale residential projects for the years ended December 31, 2007, 2006 and 2005 are presented below:

	For The Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues:
Segment Revenues:
Multifamily	$307,942	$320,519	$279,744
Office	98,746	172,381	133,368
Retail	70,668	110,291	159,460

Total Segment Revenues	477,356	603,191	572,572
Partially-owned unconsolidated entities — Mfam	(10,287)	(18,906)	(15,526)
Partially-owned unconsolidated entities — Off	(41,397)	(33,736)	(8,376)
Partially-owned unconsolidated entities — Rtl	(19,037)	(14,497)	(6,430)
Construction revenues	38,448	30,484	—
Other non-property related revenue	19,352	17,693	7,939
Discontinued operations property revenues	(62,918)	(138,852)	(175,611)

Total Consolidated Revenues	401,517	445,377	374,568
NOI:
Segment NOI:
Multifamily	183,106	190,838	166,972
Office	63,565	112,616	90,275
Retail	48,742	79,321	112,103

Total Segment NOI	295,413	382,775	369,350
Partially-owned unconsolidated entities — Mfam	(4,991)	(10,813)	(8,729)
Partially-owned unconsolidated entities — Off	(24,114)	(19,533)	(4,561)
Partially-owned unconsolidated entities — Rtl	(13,051)	(9,897)	(4,494)
Other non-property related revenue	19,352	17,693	7,939
Discontinued operations property NOI	(33,727)	(83,215)	(108,475)
Impairment — discontinued ops(1)	(2,950)	—	—
Impairments — continuing ops(2)	(43,679)	(1,600)	—
Construction NOI	3,902	1,073	—
Property management expenses	(12,182)	(12,590)	(12,615)
General and administrative expenses	(27,160)	(21,098)	(19,549)
Management fee and other expenses	(15,677)	(12,618)	(4,576)
Restructuring charge	(3,019)	—	—
Depreciation	(103,107)	(118,043)	(100,944)
Amortization	(10,596)	(17,535)	(39,979)
Other	(1,249)	(884)	1,370

Income from operations	23,165	93,715	74,737

Total other income (expense), net(3)	250,432	(5,370)	(2,336)

Income before minority interest and discontinued operations	$273,597	$88,345	$72,401

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
Assets	2007	2006
	(In thousands)

Segment Assets
Multifamily	$2,449,558	$2,539,367
Office	82,630	799,089
Retail	149,933	663,216
For-Sale Residential	211,729	140,350

Total Segment Assets	2,893,850	4,142,022
Unallocated corporate assets(4)	335,980	289,755

	$3,229,830	$4,431,777

(1)	Of the $3.0 million impairment charge presented in discontinued operations, $2.5 million is related to a retail asset sold during the third quarter of 2007, and $0.45 million is a result of fire damage sustained during the third quarter of 2007 at a multifamily apartment community, which was classified as Held for Sale on the Company’s Consolidated Balance Sheet at December 31, 2007.

(2)	Of the $43.7 million impairment charge presented in continuing operations, $43.3 million is a non-cash impairment charge ($26.8 million net of income tax) recorded during the third quarter of 2007 related to the Company’s for-sale residential business as a result of the deterioration in the single family housing market and dislocation in the mortgage markets, and $0.35 million is a result of fire damage sustained during the third quarter of 2007 at a multifamily apartment community.

(3)	For-sale residential activities including net gain on sales and income tax expense (benefit) are included in other income. (See table below for additional details on for-sale residential activities and also Note 6 related to for-sale activities).

(4)	Includes the Company’s investment in partially-owned entities of $69,682 and $92,892 as of December 31, 2007 and 2006, respectively.

For-Sale Residential

	For The Year Ended December 31,
	2007	2006	2005
	(In thousands)

Gains on for-sale residential sales	$3,137	$2,830	$—
Impairment	(43,300)	(1,600)	—
Income tax benefit (expense)	15,398	(1,404)	—

Income (loss) from for-sale residential sales	$(24,765)	$(174)	$—

11.	Notes and Mortgages Payable

Notes and mortgages payable at December 31, 2007 and 2006 consist of the following:

	2007	2006
	(In thousands)

Unsecured credit facility	$39,316	$185,000
Mortgages and other notes:
2.00% to 6.00%	714,197	801,991
6.01% to 7.50%	843,326	1,288,307
7.51% to 9.00%	45,000	122,608

	$1,641,839	$2,397,906

As of December 31, 2007, CRLP, with Colonial Properties as guarantor, has a $500.0 million unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. During June 2007, the Company, through CRLP, amended the Credit Facility and repaid its outstanding $100 million

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unsecured term loan. The amended Credit Facility has a maturity date of June 2012. In addition, the Company has a $40.0 million cash management line provided by Wachovia. Any amounts outstanding under the cash management line mature on March 22, 2008.

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

The Credit Facility is primarily used by the Company to finance property acquisitions and developments and had an outstanding balance at December 31, 2007 of $39.3 million. There was $12.3 million outstanding on the cash management line at December 31, 2007. The interest rate of the Credit Facility, including the competitive bid balance, is 5.47% and 5.64% at December 31, 2007 and 2006, respectively.

During July 2007, the Company repaid its outstanding $175 million 7.0% unsecured senior notes from proceeds received from asset sales.

During July 2007, the DRA/CLP JV increased mortgage indebtedness on the properties it owns from approximately $588.2 million to approximately $742.0 million. The additional proceeds, of approximately $153.8 million, were utilized to payoff partner loans and establish a capital reserve, with the remainder being distributed to the partners on a pro-rata basis. As a result, the Company received a distribution of approximately $18.6 million (see Note 2).

During July 2007, the OZRE JV increased mortgage indebtedness on the properties it owns from approximately $187.2 million to approximately $284.0 million. The additional proceeds, of approximately $96.8 million, were utilized to payoff partner loans and establish a capital reserve, with the remainder being distributed to the partners on a pro-rata basis. As a result, the Company received a distribution of approximately $13.8 million (see Note 2).

During June 2007, the Company repaid $409.0 million of collateralized mortgages associated with 37 multifamily communities with proceeds from asset sales. In conjunction with the repayment, the Company incurred $29.2 million of prepayment penalties. These penalties were offset by $16.7 million of write-offs related to the mark-to-market intangibles on the associated mortgage debt repaid. The weighted average interest rate of the mortgages repaid was 7.0%.

During August 2006, the Company, through CRLP, completed a $275 million senior notes offering of 6.05% unsecured notes due September 1, 2016. Interest on the notes is payable semi-annually on the first day of every September and March, beginning March 1, 2007. The net proceeds of approximately $271.7 million, after discount and issuance costs, were used to reduce a portion of the outstanding balance under the Credit Facility.

During July 2006, the Company repaid its $65.0 million 8.05% unsecured senior notes, which matured on that date. The notes were repaid with borrowings from the Company’s unsecured credit facility.

At December 31, 2007, the Company had $1.6 billion in unsecured indebtedness including balances outstanding on its Credit Facility and certain other notes payable. The remainder of the Company’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of approximately $119.5 million at December 31, 2007.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate maturities of notes and mortgages payable, including the Company’s Credit Facility at December 31, 2007, were as follows:

(In thousands)

2008	$43,954
2009	682
2010	320,721
2011	100,762
2012	140,121
Thereafter	1,035,599

$1,641,839

Based on borrowing rates available to the Company for notes and mortgages payable with similar terms, the estimated fair value of the Company’s notes and mortgages payable at December 31, 2007 and 2006 was approximately $1.7 billion and $2.4 billion, respectively.

The Credit Facility and certain other loan documents contain various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment, violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying the Company’s debts as they become due. At December 31, 2007, the Company was in compliance with these covenants.

12.	Derivative Instruments

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. As of December 31, 2007, the Company had no outstanding interest rate swap agreements.

At December 31, 2007, there were no derivatives included in other assets. At December 31, 2006, derivatives with a fair value of $0.7 million were included in other assets. The change in net unrealized gains/(losses) of ($0.5) million in 2007, $3.0 million in 2006 and $1.6 million in 2005 for derivatives designated as cash flow hedges

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is separately disclosed in the statements of changes in shareholders’ equity and comprehensive income. At December 31, 2007, there were no derivatives that were not designated as hedges. The change in fair value of derivatives not designated as hedges of $2.7 million and ($0.1) million is included in other income (expense) in 2006 and 2005, respectively. There was no hedge ineffectiveness during 2007. Hedge ineffectiveness of ($0.1) million and $1.1 million on cash flow hedges due to index mismatches was recognized in other income during 2006 and 2005, respectively. As of December 31, 2007, all of the Company’s hedges are designated as cash flow hedges under SFAS No. 133.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. The changes in accumulated other comprehensive income for such reclassifications to interest expense was $0.6 million, $0.5 million and $0.5 million during 2007, 2006 and 2005, respectively. The Company estimates a net impact to interest expense of approximately $0.6 million for amounts that will be reclassified from accumulated other comprehensive income in 2008.

During May 2007, the Company settled a $100.0 million interest rate swap and received a payment of approximately $0.6 million. This interest rate swap was in place to convert a portion of the floating rate payments on the Company’s Credit Facility to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in May of 2007, due to the Company’s then-pending joint venture transactions (see Note 2) and the expected resulting pay down of the Company’s term loan and Credit Facility, this derivative no longer qualified for hedge accounting which resulted in a gain of approximately $0.4 million.

During February 2006, the Company settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, the Company began treating this derivative as an economic hedge during 2005. Changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt, which is approximately nine years at December 31, 2007.

During June of 2006, the Company entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with a forecasted debt issuance that occurred on August 28, 2006. This interest rate swap agreement had a notional amount of $200 million, a fixed interest rate of 5.689%, and a maturity date of November 15, 2016. This interest rate swap agreement was settled concurrent with the Company’s issuance of $275 million of debt in the senior notes offering completed August 28, 2006 (see Note 11). The settlement resulted in a settlement payment of approximately $5.2 million by the Company. This amount will remain in other comprehensive income and be reclassified to interest expense over the remaining term of the associated debt, which is approximately nine years at December 31, 2007. On August 15, 2006, the Company also entered into a $75 million treasury lock agreement to hedge the interest rate risk associated with the remaining $75 million of senior notes issued on August 28, 2006. This treasury lock agreement was settled on August 28, 2006 for a settlement payment of approximately $0.1 million which will also remain in other comprehensive income and be reclassified to interest expense over the remaining life of the associated debt.

During November of 2006, the Company settled a $175.0 million forward starting interest rate swap and received a payment of approximately $2.9 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. In November of 2006, the Company settled this forward starting swap agreement as a result of its determination that the forecasted debt issuance was no longer probable due to the Company’s strategic shift (see Note 2). In December 2006, the Company made the determination that it was probable that the forecasted debt issuance would not occur. As a result, the Company reversed the $2.9 million in other comprehensive income to other income during December of 2006.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.	Capital Structure

Company ownership is maintained through common shares of beneficial interest (the “common shares”), preferred shares of beneficial interest (the “preferred shares”) and minority interest in CRLP (the “units”). Common shareholders represent public equity owners and common unitholders represent minority interest owners. Each unit may be redeemed for either one common share or, at the option of the Company, cash equal to the fair market value of a common share at the time of redemption. When a common unitholder redeems a unit for a common share or cash, minority interest is reduced. In addition, the Company has acquired properties since its formation by issuing distribution paying and non-distribution paying units. The non-distribution paying units convert to distribution paying units at various dates subsequent to their original issuance. At December 31, 2007 and 2006, 10,052,778 and 10,579,261 units were outstanding, respectively, all of which were distribution paying units.

In February 1999, through CRLP, the Company issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”), valued at $100.0 million in a private placement, net of offering costs of $2.6 million. On February 18, 2004, CRLP modified the terms of the $100.0 million 8.875% Preferred Units. Under the modified terms, the Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009. The Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Company, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

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

In August 2005, the Company and Computershare Trust Company, N.A., as successor to BankBoston, N.A., as Rights Agent entered into a First Amendment to Rights Agreement (the “Amendment”), to amend that certain Rights Agreement, dated as of November 2, 1998 between the Company and the Rights Agent (the “Rights Agreement”). The Amendment, among other things: (i) changes the ownership threshold trigger from 15% to 20%; (ii) adds a TIDE (Three-Year Independent Director Evaluation) provision that requires the independent members of the Board of Trustees review the Rights Agreement, at least once every three years, to determine whether it should be continued or revoked; and (iii) adds a provision requiring the Board of Trustees to submit the Rights Agreement to the shareholders of the Company for ratification on or prior to December 31, 2008 if the Rights Agreement has not terminated on or prior to November 1, 2008 and providing for termination of the Agreement on December 31, 2008 if the Rights Agreement is not ratified by the shareholders on or prior to December 31, 2008.

14.	Equity Offerings

In April 2007, the Company’s Board of Trustees authorized the redemption of, and in May 2007 the Company redeemed all of its remaining outstanding 4,190,414 Series E Depositary Shares for a total cost of $104.8 million. In

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with this redemption, the Company wrote off $0.3 million of associated issuance costs. The redemption price was $25.00 per Series E Depositary Share plus accrued and unpaid dividends for the period from April 1, 2007 through and including the redemption date, for an aggregate redemption price per Series E Depositary Share of $25.3175. Each Depositary Share represented 1/100 of a 7.62% Series E Cumulative Redeemable Preferred Share of the Company.

In June 2007, in connection with the office and retail joint venture transactions, all limited partners of CRLP were distributed units in the DRA/CLP JV and the OZRE JV based on 85% of their ownership interest in CRLP. The Company recorded this distribution at book value, which reduced common unit equity by approximately $41.0 million during 2007 (see Note 2).

In September 2005, the Company issued 4,500,000 of its common shares at $43.75 per share, or an aggregate offering price of approximately $196.9 million, in a public offering in which Merrill Lynch & Co. and Wachovia Securities acted as joint book-running managers. The Company contributed the proceeds of this offering to CRLP in exchange for 4,500,000 common units of limited partnership interest. Net proceeds to the Company totaled $187.3 million after payment of underwriting fees and issuance costs. The Company used approximately $145.5 million of the net proceeds to repay the outstanding balance on its bridge loans (see Note 11), and used the remaining proceeds (which were temporarily used to pay down the outstanding balances under the Credit Facilities), together with additional borrowings under the Company’s Credit Facilities, to fund its $49.0 million equity investment in its joint venture with DRA/CRT JV.

In April 2005, in connection with the Cornerstone acquisition (see Note 4), the Company issued 5,326,349 Series E Cumulative Redeemable Preferred Shares of Beneficial Interest. The depositary shares may be called by the Company at any time and have a liquidation preference of $25.00 per depositary share. Each Colonial Series E preferred depositary share will represent 1/100th of a newly created 7.62% Series E Cumulative Redeemable Preferred Share of Beneficial Interest, liquidation preference $2,500 per share, of Colonial. In February 2006, the Company announced the Board of Trustees’ authorization of the repurchase of up to $65 million of the Company’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. This repurchase program was effective immediately and extended through January 27, 2007. Under the repurchase program, the Company was authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. During the year ended December 31, 2006, the Company repurchased 1,135,935 million Series E Depositary Shares for a total cost of approximately $28.5 million. The Company wrote off approximately $0.3 million of issuance costs associated with this redemption, in accordance with the SEC’s clarification of EITF Abstracts, Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.

In April 2003, the Company issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. The depositary shares may be called by the Company on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

In June 2001, the Company issued 2,000,000 preferred shares of beneficial interest (Series C Preferred Shares). The Series C Preferred Shares pay a quarterly dividend at 9.25% per annum and may be called by the Company on or after June 19, 2006. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series C Preferred Shares have a liquidation preference of $25.00 per share. The net proceeds of the offering were approximately $48.1 million and were used to repay outstanding balances under the Credit Facility. In April 2006, the Board of Trustees authorized the redemption of the Company’s 9.25% Series C Cumulative Redeemable Preferred Shares. The redemption of approximately

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$50.0 million occurred on June 30, 2006. The Company wrote off approximately $1.9 million of issuance costs associated with this redemption.

15.	Share-based Compensation

Effective January 1, 2006, the Company accounts for share-based compensation using the fair value method prescribed in SFAS No. 123(R) (see Note 3). For share-based compensation granted from January 1, 2003 to December 31, 2005, the Company accounted for share-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123(R) to use an estimated forfeiture rate for award terminations and forfeitures, and the provisions related to retirement eligible employees, the adoption of SFAS No. 123(R) did not have an impact on the Company’s accounting for share-based compensation. In prior years, the Company used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123(R), such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $0.2 million and was reflected as a reduction of compensation expense in the year ended December 31, 2006.

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

Compensation costs for share options have been valued on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option pricing model were as follows:

	For the Year Ending December 31,
	2007	2006	2005

Dividend yield	5.76%	5.76%	6.53%
Expected volatility	19.42%	21.01%	21.38%
Risk-free interest rate	4.64%	5.11%	4.52%
Expected option term (years)	7.2	7.5	7.5

The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common shares. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period share option exercises and forfeiture activity.

During the year ended December 31, 2007, the Company granted share options to purchase 116,242 common shares to Company employees and trustees. For the years ended December 31, 2007, 2006 and 2005, the Company recognized compensation expense related to share options of $0.7 million, $0.8 million and $0.4 million,

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Upon the exercise of share options, the Company issues common shares from authorized but unissued common shares.

The following table presents a summary of share option activity under all plans for the year ended December 31, 2007:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price(1)

Options outstanding, beginning of period	1,637,265	$23.40
Granted	116,242	39.33
Exercised	(131,359)	22.34
Forfeited	(27,218)	22.56

Options outstanding, end of period	1,594,930	$24.65

(1)	In connection with the special distribution paid by the Company related to the recapitalization during 2007 (see Note 2), the exercise price of all of the Company’s then outstanding options has been reduced by $10.63 per share for all periods presented as required under the terms of the Company’s option plans.

The weighted average grant date fair value of options granted in 2007, 2006 and 2005 was $5.13, $5.70 and $3.71, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $2.9 million, $4.1 million and $1.2 million, respectively.

As of December 31, 2007, the Company had approximately 1.6 million share options outstanding with a weighted average exercise price of $24.65, a weighted average remaining contractual life of 4.7 years, and an aggregate intrinsic value of $2.9 million. The total number of exercisable options at December 31, 2007 was approximately 1.3 million. As of December 31, 2007, the weighted average exercise price of exercisable options was $22.83 and the weighted average remaining contractual life was 3.9 years for these exercisable options. The intrinsic value for these exercisable options at December 31, 2007 was $2.9 million. At December 31, 2007, there was $0.8 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted average period of 1.0 year.

The following table presents the change in deferred compensation related to restricted share awards:

(Amounts in
thousands)

Balance, December 31, 2006	$8,537
Amortization of deferred compensation	(4,010)
Issuance of restricted shares	3,822

Balance, December 31, 2007	$8,349

The following table presents the change in nonvested restricted share awards:

	For The Year Ended	Weighted Average
	December 31,	Grant Date
	2007	Fair Value

Nonvested Restricted Shares, December 31, 2006	272,144	$43.39
Granted	223,753	40.44
Vested	(67,305)	39.94
Cancelled/Forfeited	(8,983)	43.19

Nonvested Restricted Shares, December 31, 2007	419,609	$41.35

The weighted average grant date fair value of restricted share awards for 2007, 2006 and 2005 was $40.44, $46.39 and $36.95, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company recognized compensation expense related to restricted share awards of $3.9 million, $3.0 million and $1.9 million, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company capitalized $5.4 million, $0.9 million and

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million, respectively, for restricted share awards granted in connection with certain real estate developments. The total intrinsic value for restricted share awards that vested during 2007, 2006 and 2005 was $3.2 million, $3.2 million and $1.3 million, respectively. At December 31, 2007, the unrecognized compensation cost related to nonvested restricted share awards is $8.3 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

A participant’s right to receive a performance payment will be forfeited if the participant’s employment is terminated prior to the end of the Performance Period, unless termination of employment results from the participant’s death or disability, in which case the participant (or the participant’s beneficiary) will earn a pro-rata portion of the applicable award. Performance payments, if earned, will be paid in cash, common shares, or a combination of the two. Each performance award has specified threshold, target and maximum payout amounts. The payout amounts range from $500,000 to $6,000,000 per participant. The performance awards were valued with a binomial model by a third party valuation firm. The performance awards, which had a fair value on the grant date of $5.4 million ($4.9 million net of estimated forfeitures), were valued as equity awards tied to a market condition. For the years ended December 31, 2007 and 2006, the Company recognized $1.9 million and $1.3 million, respectively, of compensation expense attributable to the performance based share awards. The unrecognized expense associated with these grants was $1.8 million as of December 31, 2007.

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

The Company recognized $0.4 million of compensation expense, $0.1 million for share option awards and $0.3 million for restricted share awards, for the year ended December 31, 2006 related to grants to retirement eligible employees that would not have been recognized under the nominal vesting approach. If the Company had historically accounted for share-based awards made to retirement eligible individuals under the requirements of SFAS No. 123(R), the compensation expense recognized would have been increased by $1.2 million for the year ended December 31, 2005.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Share Purchase Plan

The Company maintains an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Company, through payroll deductions, to purchase common shares at market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Company issued 3,725 and 2,652 common shares pursuant to the Purchase Plan during 2007 and 2006, respectively.

16.	Employee Benefits

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

During 2007, the Company’s Board of Trustees approved the termination of its noncontributory defined benefit pension plan. The Company recorded a charge of $2.3 million in connection with this termination, including a one-time pension bonus of approximately $1.4 million. As of December 31, 2007, the termination of the pension plan was substantially complete. The remaining settlement payments of $0.7 million are expected to be paid in 2008 upon final determination from the IRS.

The table below presents a summary of pension plan status as of December 31, 2007 and 2006, as it relates to the employees of the Company.

	2007	2006
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$15,662	$14,876
Service cost	253	1,171
Interest cost	758	815
Curtailment (gain) loss	(4,087)	—
Settlement (gain) loss	(380)	—
Benefits paid	(134)	(120)
Settlement payments	(13,949)	—
Actuarial (gain) loss	2,592	(1,080)

Benefit obligation at end of year	$715	$15,662

Change in plan assets
Fair value of plan assets at beginning of year	$10,317	$8,731
Actual return on plan assets	718	892
Employer contributions	3,100	814
Benefits paid	(134)	(120)
Settlement payments	(13,949)	—

Fair value of plan assets at end of year	$52	$10,317

Funded status	$(663)	$(5,345)

Amounts recognized in the consolidated balance sheet as of December 31, 2007 consist of:

	2007	2006
	(In thousands)

Amounts recognized in the consolidated balance sheets
Other liabilities	$(663)	$(5,345)

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006

Amounts recognized in accumulated other comprehensive income
Net (gain) loss	$—	$2,581
Prior service cost	—	34

Net amount recognized	$—	$2,615

The Company’s accumulated benefit obligations as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Accumulated benefit obligation	$715	$12,078

Components of the Company’s net periodic benefit cost for 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Components of Net Periodic Benefit Cost
Service cost	$253	$1,170
Interest cost	758	815
Expected return on plan assets	(611)	(735)
Amortization of prior service cost	1	8
Amortization of net (gain) loss	22	215
Curtailment (gain) loss	33	—
Settlement (gain) loss	549	—

Net periodic benefit cost	$1,005	$1,473

Additional supplemental disclosures required by SFAS No. 158 are as follows:

	2007	2006
	(In thousands)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$(2,581)	$2,581
Prior service cost	(33)	34
Amortization of prior service cost	(1)	—

Total recognized in other comprehensive income	$(2,615)	$2,615

Total recognized in net periodic benefit cost and other comprehensive income	$(1,610)	$4,088

Estimated amortization from accumulated other comprehensive income into net periodic pension cost over the next twelve months	(In thousands)
Amortization of net (gain) loss	$—	$86
Amortization of prior service cost	$—	$5

The weighted-average assumptions used to determine benefit obligations and net costs are as follows:

Weighted-average assumptions used to determine benefit obligations at December 31	2007	2006

Discount rate	5.00%	5.75%
Rate of compensation increase	n/a	3.00%
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.00%	5.50%
Expected long-term rate of return on plan assets	5.00%	8.00%
Rate of compensation increase	3.00%	3.00%

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	Percentage of Plan Assets at
	December 31
Asset Category	2007	2006

Equity Securities	n/a	57%
Debt Securities	n/a	29%
Real estate	n/a	4%
Other	100%	10%

Total	100%	100%

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

The following table presents the cash flow activity of the pension plan during the years ending December 31, 2007 and 2006:

Employer
Contributions	(In thousands)

2006	$814
2007	$3,100
Expected 2008	$663
Benefit payments (including termination settlement payments)
2007	$14,084

The following table presents the expected future benefit payments to the pension plan:

Estimated Future Benefit Payments	(In thousands)

2008 (final settlement payment)	$715
Thereafter	—

401(k) Plan

The Company maintains a 401(k) plan covering substantially all eligible employees. At December 31, 2007, this plan provided, with certain restrictions, that employees may contribute a portion of their earnings with the Company matching one-half of such contributions up to 6%, solely at its discretion. Contributions by the Company were approximately $1.0 million, $0.8 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of January 1, 2008, this plan provides, with certain restrictions, that employees may contribute a portion of their earnings with the Company matching 100% of such contributions up to 4% and 50% percent on contributions between 4% and 6%, solely at its discretion.

17.	Income Taxes

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

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Tax Characterization of Distributions

Distributions to shareholders are generally partially taxable as ordinary income, long-term capital gains and unrecaptured Section 1250 gains, and partially non-taxable as return of capital. During 2007, 2006 and 2005 the Company’s total common distributions had the following overall characteristics:

	Distribution	Ordinary	Return of	Long-Term	Unrecaptured
	Per Share	Income	Capital	Capital Gain	Sec. 1250 Gains

2007	$0.68	20.99%	0.00%	67.46%	11.55%
2007	$0.68	4.49%	0.00%	66.86%	28.65%
2007	$8.08	3.53%	21.20%	52.69%	22.58%
2007	$2.67	3.53%	21.20%	52.69%	22.58%
2007	$0.68	3.21%	28.33%	47.92%	20.53%
2007	$0.50	3.21%	28.33%	47.92%	20.53%

2006	$2.72	14.75%	0.00%	57.77%	27.48%
2005	$2.70	25.30%	0.00%	39.34%	35.36%

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

Income tax expense of CPSI for the years ended December 31, 2007 and 2006 is comprised of the following:

	2007	2006
	(In thousands)

Current tax expense:
Federal	$7,929	$13,242
State	1,401	2,040

	9,330	15,282

Deferred tax benefit:
Federal	(14,187)	(2,641)
State	(2,587)	(482)

	(16,774)	(3,123)

Total income tax expense (benefit)	(7,444)	12,159
Income tax expense — discontinued operations	(1,839)	(8,554)

Income tax expense (benefit) — continuing operations	$(9,283)	$3,605

In 2007 and 2006, income tax expense resulting from condominium conversion unit sales was allocated to discontinued operations (see Note 4).

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2005, the impact of CPSI’s income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.

The components of CPSI’s deferred income tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006
	(In thousands)

Deferred tax assets:
Real estate asset basis differences	$128	$68
Impairments	17,466	622
Deferred revenue	1,795	1,792
Allowance for doubtful accounts	321	243
Accrued liabilities	458	398

	$20,168	$3,123

Deferred tax liabilities:
Real estate asset basis differences	(271)	—

	(271)	—

Net deferred tax assets	$19,897	$3,123

As of December 31, 2007, the Company had a deferred tax asset of approximately $20.1 million, which resulted primarily from the impairment charge related to the Company’s for-sale residential properties. The Company has assessed the recoverability of this asset and believes that, as of December 31, 2007, recovery is more likely than not based upon future taxable income and the ability to carry back taxable losses to 2006 and 2007.

Reconciliations of the 2007 and 2006 effective tax rates of CPSI to the federal statutory rate are detailed below. As shown above, a portion of the 2007 and 2006 income tax expense was allocated to discontinued operations.

	2007	2006

Federal tax rate	35.00%	35.00%
State income tax, net of federal income tax benefit	4.09%	3.19%
Other	2.78%	0.12%

CPSI provision for income taxes	41.87%	38.31%

For the year ended December 31, 2007, other expenses included estimated state franchise and other taxes. Franchise taxes are associated with new margin-based taxes in Texas and Tennessee that are effective in 2007.

18.	Leasing Operations

The Company is in the business of leasing and managing multifamily, office, and retail property. For properties owned by the Company, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2007, are as follows:

(In thousands)

2008	$12,564
2009	13,494
2010	13,504
2011	13,106
2012	10,630
Thereafter	60,941

$124,239

The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia and Florida. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2007 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of the Company’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

Rental income from continuing operations for 2007, 2006 and 2005 includes percentage rent of $0.9 million, $1.2 million and $3.2 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

19.	Commitments, Contingencies, Guarantees and Other Arrangements

Commitments and Contingencies

The Company is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which are being developed in a joint venture in which the Company is a majority owner. The contractor is affiliated with the Company’s joint venture partner. In connection with the dispute, in January 2008, the contractor filed a lawsuit against the Company alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages. Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims for payment in the form of lien claims, general claims or lawsuits. The Company is continuing to evaluate its options, including possible claims against the contractor, and intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.

In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $11.3 million and $5.0 million at December 31, 2007 and December 31, 2006, respectively. At December 31, 2007 and December 31, 2006, no liability was recorded for these guarantees.

In connection with the office and retail joint venture transactions, as discussed above, the Company assumed certain contingent obligations for a total of $15.7 million, of which $7.2 million remains outstanding as of December 31, 2007.

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of the Company.

Guarantees and Other Arrangements

During November 2006, the Company committed with its joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna Joint Venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. As of December 31, 2007, the Colonial Promenade Smyrna Joint Venture had drawn $27.7 million on the construction loan. At December 31, 2007, no liability was recorded for the guarantee.

During February 2006, the Company committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. As of December 31, 2007, the joint venture had drawn $25.1 million on the construction loan. At December 31, 2007, no liability was recorded for the guarantee.

During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. At December 31, 2007, no liability was recorded for the guarantee. As of December 2007, this guarantee had been reduced to $17.4 million as a result of the pay down of the associated secured debt from the sales of assets.

During July 2005, in connection with the Company’s investment in the Carter Regents Park joint venture with Carter and Associates, the Company committed to provide a construction loan to the joint venture of up to approximately $40 million at a rate of 8.25% per annum. As of December 31, 2007, $25.6 million had been drawn on the construction loan by the joint venture, and $14.4 million was available to be drawn.

In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2007, the total amount of debt of the joint venture was approximately $16.7 million and matures in December 2012. At December 31, 2007, no liability was recorded for the guarantee.

In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $26.5 million at December 31, 2007. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.

During December 2007, in connection with the Company’s investment into the Colonial Promenade Alabaster II/Tutwiler II joint venture, the Company guaranteed the payment of interest by the joint venture on its $40 million mortgage. At December 31, 2007, no liability was recorded for the guarantee.

20.	Related Party Transactions

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

The Company paid $77.0 million, $59.2 million and $41.6 million for property construction costs to Brasfield & Gorrie LLC, a construction company partially-owned by Mr. M. Miller Gorrie (a trustee of the Company) during the years ended December 31, 2007, 2006 and 2005, respectively. Of these amounts, $67.0 million, $53.1 million and $36.6 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2007, 2006 and 2005, respectively. The Company had $6.5 million, $9.6 million and $8.0 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2007, 2006 and 2005, respectively.

The Company leased space to certain entities in which Mr. M. Miller Gorrie has an interest and received market rent from this entity of approximately $0.3 million during 2007. The Company leased space to certain entities in which Mr. Thomas H. Lowder, Mr. James K. Lowder, and Mr. M. Miller Gorrie have an interest and

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received market rent from these entities of approximately $2.5 million during the years ended December 31, 2006 and 2005.

Colonial Insurance Agency, an entity owned by Mr. Thomas H. Lowder and Mr. James K. Lowder, has provided insurance risk management, administration and brokerage services for the Company. The aggregate amounts paid by the Company to Colonial Insurance Agency for these services during the years ended December 31, 2007, 2006 and 2005 were $0.6 million, $0.5 million and $0.5 million, respectively. As a part of this service, the Company placed insurance coverage with unaffiliated insurance carriers through a competitive bidding process. The premiums paid to these unaffiliated insurance carriers totaled $7.8 million, $4.8 million and $8.3 million during 2007, 2006 and 2005, respectively.

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

21.	Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005
	(In thousands)

Numerator:
Income from continuing operations	$273,243	$70,725	$51,526
Less:
Preferred stock dividends	(13,439)	(20,903)	(22,391)
Preferred share issuance costs write-off	(360)	(2,128)	—

Income from continuing operations available to common shareholders	$259,444	$47,694	$29,135

Denominator:
Denominator for basic net income per share — weighted average common shares	46,356	45,484	38,071
Effect of dilutive securities	653	536	391

Denominator for diluted net income per share — adjusted weighted average common shares	47,009	46,020	38,462

There were 285,800, 112,601 and 4,130 outstanding options to purchase common shares excluded from the computation of diluted net income per share for 2007, 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The weighted average exercise price of these outstanding options was $37.77, $37.28 and $34.67 per share for 2007, 2006 and 2005, respectively. In connection with the special distribution paid by the Company during the year ended December 31, 2007 (see Note 2), the exercise price of all of the Company’s then outstanding options has been reduced by $10.63 per share for all periods presented as required under the terms of the Company’s option plans.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsequent Events

Property Acquisitions

On January 16, 2008, the Company acquired the remaining 75% interest in a 270-unit multifamily apartment community, Colonial Village at Matthews, located in Charlotte, North Carolina. The Company acquired its initial 25% interest in March 2006. The remaining 75% interest was acquired for a total price of $24.5 million, consisting of $14.7 million of newly issued mortgage debt and $9.8 million of cash which was funded through proceeds from asset sales.

Property Dispositions

Multifamily Communities

On January 24, 2008, the Company disposed of its 15% interest in Fairmont at Fossil Creek, a 240-unit multifamily apartment community located in Fort Worth, Texas. The Company’s interest in this asset was sold for a total sales price of $3.2 million and the proceeds will be used to fund future development activity and other general corporate purposes.

On January 24, 2008, the Company disposed of its 15% interest in Auberry at Twin Creeks, a 216-unit multifamily apartment community located in Dallas, Texas. The Company’s interest in this asset was sold for a total sales price of $3.2 million and the proceeds will be used to fund future development activity and other general corporate purposes.

On January 31, 2008, the Company disposed of its 10% interest in Arbors at Windsor Lake, a 228-unit multifamily apartment community located in Columbia, South Carolina. The Company’s interest in this asset was sold for a total sales price of $1.4 million and the proceeds from the sale of this community will be used to fund future development activity and other general corporate purposes.

Office Property

On February 1, 2008, the Company disposed of 250 Commerce Center, a 37,000 square foot office asset located in Montgomery, Alabama. The Company sold this asset for approximately $3.1 million, and the proceeds from the sale of this asset will be used to fund future development activity and other general corporate purposes.

Financing Activities

On January 8, 2008, the Company, together with CRLP, added $175 million of additional borrowing capacity through the accordion feature included in the Company’s existing $500 million unsecured revolving credit facility dated as of March 22, 2005, as amended, among CRLP, CLP, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders named therein.

Distribution

During January 2008, the Board of Trustees declared a cash distribution on the common shares and the common units of CRLP in the amount of $0.50 per share and per partnership unit, totaling an aggregate of approximately $28.6 million. The distribution was made to shareholders and partners of record as of February 11, 2008, and was paid on February 19, 2008.

23.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006. The information provided herein has been reclassified in accordance with SFAS No. 144 for all periods presented.

COLONIAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$120,188	$114,527	$84,306	$82,496
Income (loss) from continuing operations	2,530	276,246	(8,165)	2,632
Income from discontinued operations	33,817	32,889	12,480	3,472
Net income	36,347	309,135	4,315	6,104
Preferred dividends	(4,491)	(3,870)	(2,539)	(2,539)
Preferred share issuance costs write-off	—	(330)	(29)	(1)
Net income available to common shareholders	31,856	304,935	1,747	3,564
Net income per share:
Basic	$0.69	$6.60	$0.03	$0.07
Diluted	$0.69	$6.51	$0.03	$0.07
Weighted average common shares outstanding:
Basic	45,964	46,222	46,574	46,656
Diluted	45,964	46,875	46,574	46,656

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$112,645	$109,577	$109,535	$113,620
Income (loss) from continuing operations	644	23,205	(6,529)	53,405
Income from discontinued operations	11,116	12,919	25,856	82,864
Net income	11,760	36,124	19,327	136,269
Preferred dividends	(6,099)	(5,705)	(4,550)	(4,549)
Preferred share issuance costs write-off	(159)	(1,924)	(45)	—
Net income available to common shareholders	5,502	28,495	14,732	131,720
Net income per share:
Basic	$0.12	$0.63	$0.32	$2.87
Diluted	$0.12	$0.62	$0.32	$2.84
Weighted average common shares outstanding:
Basic	44,979	45,424	45,706	45,814
Diluted	44,979	45,897	45,706	46,380

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
  of Colonial Properties Trust:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Colonial Properties Trust at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 29, 2008

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Colonial Properties Trust is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2007, Colonial Properties Trust maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance.

The information required by this item with respect to trustees, compliance with the Section 16(a) reporting requirements, the audit committee and the audit committee financial expert is hereby incorporated by reference from the material appearing in our definitive proxy statement for the annual meeting of shareholders to be held in 2008 (the “Proxy Statement”) under the captions “Election of Trustees — Nominees for Election”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding Trustees and Corporate Governance — Committees of the Board of Trustees — Audit Committee”, respectively. Information required by this item with respect to executive officers is provided in Item 1 of this Form 10-K. See “Executive Officers of the Company.” Information required by this item with respect to the availability of our code of ethics is provided in Item 1 of this Form 10-K. See “Item 1 — Available Information”.

We intend to disclose any amendment to, or waiver from, our code of ethics on our website within four business days following the date of the amendment or waiver.

Item 11.	Executive Compensation.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation of Trustees and Executive Officers”, “Compensation of Non-Employee Trustees”, “Non-Employee Trustees Fee Structure”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Voting Securities Held by Principal Shareholders and Management.”

The following table summarizes information, as of December 31, 2007, relating to our equity compensation plans pursuant to which options to purchase common shares and restricted common shares may be granted from time to time.

Number of Securities Remaining
	Number of Securities to be				Available for Future Issuance
	Issued Upon Exercise of		Weighted-Average Exercise		Under Equity Compensation
	Outstanding Options,		Price of Outstanding Options,		Plans (Excluding Securities
Plan Category	Warrants and Rights(a)		Warrants and Rights(b)		Reflected in Column(a))

Equity compensation plans approved by security holders(1)	1,835,777	(2)	$23.83	(3)	2,284,567
Equity compensation plans not approved by security holders	—		—		—

Total	1,835,777		$23.83		2,284,567

(1)	These plans include our Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended in 1998 and 2006, our Non-Employee Trustee Share Plan, as amended in 1997, and our Trustee Share Option Plan, as amended in 1997.

(2)	Includes 419,609 restricted shares that had not vested as of December 31, 2007.

(3)	Weighted-average exercise price of outstanding options has been adjusted for the special distribution paid in June 2007 (see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 of this 10-K). In connection with the special distribution, the exercise price of all of the then outstanding options was reduced by $10.63 per share as required under the terms of the option plans. Weighted-average exercise price of outstanding options also excludes value of outstanding restricted shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Information Regarding Trustees and Corporate Governance — Committees of the Board of Trustees Assessment of Independence”.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm — Summary of Audit Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm — Pre-Approval Policy for Services by Auditor”.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

15(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

15(a)(2) Financial Statement Schedules

Financial statement schedules for the Company are listed on the financial statement schedule index at the end of this report.

All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

15(a)(3) Exhibits

Exhibit
No.	Exhibit	Reference

2.1	Agreement and Plan of Merger by and among the Company, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2004
2.2	Form of Plan of Merger merging Cornerstone Realty Income Trust, Inc. into CLNL Acquisition Sub LLC	Incorporated by reference to Exhibit B to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2005
2.3	Amendment No. 1 to Agreement and Plan of Merger by and among the Company, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2005
2.4	Acquisition and Contribution Agreement and Joint Escrow Instructions dated September 16, 2005 by and among Marelda Retail Development LLC and CRLP, and amendments thereto	Incorporated by reference to Exhibit 2.1 to CRLP’s Current Report on Form 8-K filed with the SEC on November 30, 2005
2.5	Acquisition and Contribution Agreement and Joint Escrow Instructions dated September 16, 2005 by and among Marelda Retail Development LLC and Colonial Realty Limited Partnership, and amendments thereto	Incorporated by reference to Exhibit 2.2 to CRLP’s Current Report on Form 8-K filed with the SEC on November 30, 2005
2.6	Membership Interests Purchase Agreement (Office Joint Venture), dated as of April 25, 2007, between DRA G&I Fund VI Real Estate Investment Trust and Colonial Properties Trust	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007
2.7	Membership Interests Purchase Agreement (Retail Joint Venture), dated as of April 25, 2007, between OZRE Retail, LLC and Colonial Properties Trust	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007
2.8	First Amendment to Membership Interests Purchase Agreement (Retail Joint Venture), dated as of June 15, 2007, between OZRE Retail LLC and Colonial Properties Trust	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2007
3.1	Declaration of Trust of Company, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
3.2	Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2007
4.1	Indenture dated as of July 22, 1996, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 4.1 to the CRLP’s Annual Report on Form 10-K/A filed with the SEC on October 10, 2003

Exhibit
No.	Exhibit	Reference

4.2	First Supplemental Indenture dated as of December 31, 1998, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
4.3	Rights Agreement dated as of November 2, 1998 between Colonial Properties Trust and BankBoston, N.A.	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
4.4	First Amendment to Rights Agreement, dated as of August 29, 2005, between the Company and EquiServe Trust Company, N.A., as successor to BankBoston, N.A., as Rights Agent	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005
4.5	Deposit Agreement for Series D depository shares by and among the Company and Equiserve Trust Company, N.A. and Equiserve, Inc.	Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
4.6	Form of Deposit Agreement for Series E depository shares by and among the Company and Equiserve Trust Company, N.A. and Equiserve, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on February 7, 2005
10.1	Third Amended and Restated Agreement of Limited Partnership of CRLP, as amended	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
10.2	Registration Rights and Lock-Up Agreement dated September 29, 1993, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993
10.3	Registration Rights and Lock-Up Agreement dated March 25, 1997, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.4	Registration Rights and Lock-Up Agreement dated November 4, 1994, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.5	Supplemental Registration Rights and Lock-Up Agreement dated August 20, 1997, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.6	Supplemental Registration Rights and Lock-Up Agreement dated November 1, 1997, among the Company, CRLP and B&G Properties Company LLP	Incorporated by reference to Exhibit 10.2.5 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.7	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1997, among the Company, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.6 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.8	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1996, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.7 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)

Exhibit
No.		Exhibit	Reference

10.9		Registration Rights Agreement dated February 23, 1999, among the Company, Belcrest Realty Corporation, and Belair Real Estate Corporation	Incorporated by reference to Exhibit 10.2.8 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.10		Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998
10.11		Registration Rights and Lock-Up Agreement dated July 31, 1997, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.12		Supplemental Registration Rights and Lock-Up Agreement dated November 18, 1998, among the Company, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.11 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.13		Registration Rights and Lock-Up Agreement dated December 29, 1994, among the Company and the persons named therein	Incorporated by reference to Exhibit 10.2.12 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.14		Registration Rights and Lock-Up Agreement dated April 30, 1999, among the Company, CRLP and MJE, L.L.C.	Incorporated by reference to Exhibit 10.2.13 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.15		Second Amended and Restated Employee Share Option and Restricted Share Plan †	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
10	.15.1	Form of Employee Share Option and Restricted Share Plan Agreement — 2 Year Vesting †	Incorporated by reference to Exhibit 10.18.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10	.15.2	Form of Employee Share Option and Restricted Shares Plan Agreement — 3 Year Vesting †	Incorporated by reference to Exhibit 10.18.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10	.15.3	Form of Employee Share Option and Restricted Shares Plan Agreement — 5 Year Vesting †	Incorporated by reference to Exhibit 10.18.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10	.15.4	Form of Employee Share Option and Restricted Shares Plan Agreement — 8 Year Vesting †	Incorporated by reference to Exhibit 10.18.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10	.15.5	Amended and Restated Trustee Restricted Share Agreement -- 1 Year Vesting †	Incorporated by reference to Exhibit 10.18.5 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10	.15.6	Amended and Restated Trustee Non-Incentive Share Option Agreement †	Incorporated by reference to Exhibit 10.18.6 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004
10.16		Non-employee Trustee Share Option Plan †	Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-27203, filed with the SEC on May 15, 1997
10.17		Non-employee Trustee Share Plan †	Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-27205, filed with the SEC on May 15, 1997
10.18		Employee Share Purchase Plan †	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003

Exhibit
No.		Exhibit	Reference

10	.18.1	Amendment to Employee Share Purchase Plan †	Incorporated by reference to Exhibit 10.21.1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2006
10.19		Annual Incentive Plan †	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993
10.20		Executive Unit Purchase Program — Program Summary †	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.21		Non-employee Trustee Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993
10.22		Employment Agreement between the Company and Thomas H. Lowder †	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993
10	.22.1	Non-Competition Agreement, dated May 4, 2007, among Colonial Realty Limited Partnership, Colonial Properties Trust and Thomas H. Lowder †	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.23		Retirement Agreement between the Company and Howard B. Nelson, Jr. †	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003
10.24		Officers and Trustees Indemnification Agreement †	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993
10.25		Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993
10	.25.1	First Amendment to Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.28.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005
10.26		Articles of Incorporation of Colonial Real Estate Services, Inc., predecessor of CPSI, as amended	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1994 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.27		Bylaws of predecessor of Colonial Real Estate Services, Inc., predecessor of CPSI	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993
10.28		Credit Agreement dated as of March 22, 2005, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wachovia Bank, as Agent for the Lenders, and the Lenders named therein	Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2005
10	.28.1	First Amendment to Credit Agreement, dated June 2, 2006, among CRLP, the Company, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
10	.28.2	Second Amendment to Credit Agreement, dated June 21, 2007, among CRLP, the Company, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2007
10.29		Contribution Agreement, dated April 1, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2005
10.30		Bridge Credit Agreement dated October 28, 2004, by and among CRLP, as Borrower, and the Company, as Guarantor, SouthTrust Bank, as Agent for Lenders, and the Lenders names therein	Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2004
10.31		Facility and Guaranty Agreement among the Company, CRLP, Bank One, N.A. and the Lenders named therein dated as of December 17, 1999	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003

Exhibit
No.	Exhibit	Reference

10.32	Form of Promissory Note under Facility and Guarantee Agreement dated as of December 17, 1999 among the Company, CRLP, Bank One, N.A. and certain lenders	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.33	Form of Reimbursement Agreement dated January 25, 2000 by Employee Unit Purchase Plan participants in favor of CRLP	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.34	Employment Agreement dated October 1, 2001 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.6 to Cornerstone’s Form 10-K filed April 1, 2002
10.35	First Amendment to Employment Agreement dated September 21, 2004 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.3 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on March 16, 2005
10.36	Amendment No 2 to Employment Agreement dated February 8, 2005 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.1 to Cornerstone’s Current Report on Form 8-K filed with the SEC on February 9, 2005
10.37	Stock Option Agreement dated July 23, 1999 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.50 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on March 27, 2000 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Company, whose file number is 1-12358)
10.38	Amendment No. 1 to Stock Option Agreement dated February 8, 2005 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.7 to Cornerstone’s Current Report on Form 8-K filed with the SEC on February 9, 2005
10.39	Change in Control Agreement dated August 1, 2000 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.48 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on April 2, 2001
10.40	Amendment No. 1 to Change in Control Agreement dated February 8, 2005 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.3 to Cornerstone’s Current Report on Form 8-K filed with the SEC on February 9, 2005
10.41	Cornerstone 1992 Incentive Plan Amended and Restated Effective July 1, 2002 †	Incorporated by reference to Exhibit 10.2 to Cornerstone’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2002)
10.42	First Amendment to Cornerstone 1992 Incentive Plan Amended and Restated Effective July 1, 2002 †	Incorporated by reference to Exhibit 10.2 to Cornerstone’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004
10.43	Agreement Evidencing Waiver of Performance Bonus dated February 25, 2005 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.64 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on March 16, 2005
10.44	Form of Stock Option Agreement between Glade M. Knight and Cornerstone †	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2005
10.45	Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan, as amended †	Incorporated by reference to Exhibit 99.1 in Cornerstone Realty Income Trust, Inc.’s Registration Statement on Form S-8 filed with the SEC on April 9, 1997 (File No. 333-24875)
10.46	Form of Restricted Share Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.47	Form of Restricted Share Agreement (50%/25%/25% vesting) †	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.48	Form of Restricted Share Agreement (33 1/3% per year vesting) †	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.49	Form of Restricted Share Agreement (60%/40% vesting) †	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.50	Form of Restricted Share Agreement (eighth anniversary vesting) †	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005
10.51	Form of Share Option Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005

Exhibit
No.	Exhibit	Reference

10.52	Amended and Restated Limited Liability Company Agreement of CRTP OP LLC, dated as of September 27, 2005, between DRA CRT Acquisition Corp and Colonial Office JV LLC	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005
10.53	Trustee Compensation Policy for 2006†	Incorporated by reference to Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2005
10.54	Trustee Compensation Policy for 2007 †	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.55	Summary of 2006 Incentive Plan †	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2006
10.56	Summary of 2007 Annual Incentive Plan†	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.57	Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended †	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
10.58	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
10.59	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Performance Share Agreement †	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
10.60	Form of Restricted Share Agreement †	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
10.61	Form of Share Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
10.62	Summary of Incentive Program †	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006
12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Distributions	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
23.2	Consent of Weiser LLP	Filed herewith
23.3	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

†	Denotes a management contract or compensatory plan, contract or arrangement.

15(b) Exhibits

The list of Exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c) Financial Statements

The Company files as part of this report the financial statement schedules listed on the financial statement schedule index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

Colonial Properties Trust

By:	/s/ C. Reynolds Thompson, III
     C. Reynolds Thompson, III
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2008.

Signature

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Chief Executive Officer (Principal Executive Officer)

/s/ Weston M. Andress Weston M. Andress	President and Chief Financial Officer (Principal Financial Officer)

/s/ John E. Tomlinson John E. Tomlinson	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Thomas H. Lowder Thomas H. Lowder	Chairman of the Board

/s/ Carl F. Bailey Carl F. Bailey	Trustee

/s/ M. Miller Gorrie M. Miller Gorrie	Trustee

/s/ William M. Johnson William M. Johnson	Trustee

/s/ Glade M. Knight Glade M. Knight	Trustee

/s/ James K. Lowder James K. Lowder	Trustee

/s/ Herbert A. Meisler Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen Claude B. Nielsen	Trustee

Signature

/s/ Harold W. Ripps Harold W. Ripps	Trustee

/s/ Donald T. Senterfitt Donald T. Senterfitt	Trustee

/s/ John W. Spiegel John W. Spiegel	Trustee

Colonial Properties Trust
Index to Financial Statement Schedules

S-1	Consolidated Financial Statements of DRA/CLP Office LLC and Subsidiaries for the Period from June 13, 2007 (Date of Inception) through December 31, 2007, and Report of Independent Registered Public Accounting Firm

S-2	Consolidated Financial Statements of OZ/CLP Retail LLC and Subsidiaries for the Period from June 15, 2007 (Date of Inception) through December 31, 2007, and Report of Independent Registered Public Accounting Firm

S-3	Schedule III — Real Estate and Accumulated Depreciation

Appendix S-1

DRA/CLP Office LLC
and Subsidiaries

Consolidated Financial Statements
For the Period from June 13, 2007
(Inception) to December 31, 2007

DRA/CLP OFFICE LLC and Subsidiaries

Contents
Consolidated Financial Statements
For the Period June 13, 2007 (Inception) to December 31, 2007

Page(s)

Report of Independent Registered Public Accounting Firm	1
Audited Consolidated Financial Statements:
Consolidated Balance Sheet	2
Consolidated Statement of Operations	3
Consolidated Statement of Changes in Temporary Equity and Equity	4
Consolidated Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6-14

Report of Independent Registered Public Accounting Firm

To the Members
of DRA/CLP Office LLC

We have audited the accompanying consolidated balance sheet of DRA/CLP Office LLC and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in temporary equity and equity, and cash flows for the period June 13, 2007 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and also, in accordance with generally accepted auditing standards established by the Auditing Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DRA/CLP Office LLC and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the period June 13, 2007 (Inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/  Weiser LLP

New York, NY
February 26, 2008

DRA/CLP Office LLC and Subsidiaries

Consolidated Balance Sheet
December 31, 2007
(in thousands)

Assets
Real estate investments
Land	$80,779
Land improvements	97,538
Buildings and improvements	637,813
Tenant improvements	56,328

872,458
Accumulated depreciation and amortization	15,885

Operating properties-net	856,573
Land held for sale	2,250

Total real estate	858,823
Cash and cash equivalents	39,516
Tenant receivables, net of allowance for doubtful accounts of $367	2,839
Prepaid expenses and other assets	888
In-place leases, net of accumulated amortization of $4,630	37,520
Deferred costs, net of accumulated amortization of $3,154	31,585
Deferred rent receivable, net of allowance for doubtful accounts of $145	2,690

Total assets	$973,861

Liabilities
Mortgage payable	$741,907
Acquired net below market leases, net of accumulated amortization of $1,177	16,096
Accounts payable, accrued expenses and other liabilities	4,058
Payable to members	4,937
Interest payable	3,584
Accrued real estate taxes payable	2,022
Advance rents and security deposits	7,047

Total liabilities	779,651

Commitment and contingencies — Note 8
Temporary Equity
Redeemable common units (Redemption value of $32,215) - Colonial	32,215
Redeemable common units (Redemption value of $26,600) - Rollover LP’s	26,600

58,815

Equity - Nonredeemable common units	135,395

Total liabilities, temporary equity and equity	$973,861

The accompanying notes are an integral part of these consoldiated financial statements.

DRA/CLP Office LLC and Subsidiaries

Consolidated Statement of Operations
For the Period From June 13, 2007 (Inception) to December 31, 2007
(in thousands)

Revenues
Rent	$54,106
Tenant escalations	6,296
Other	2,410

Total revenues	62,812

Property operating expenses
General operating expenses	8,290
Management fees paid to affiliate	2,384
Repairs and maintenance	5,114
Taxes, licenses and insurance	8,258
General and administrative	1,424
Depreciation and amortization	23,670

Total property operating expenses	49,140

Income from operations	13,672

Other income (expense)
Interest expense	(22,662)
Interest income	743

Total other income (expense)	(21,919)

Loss from continuing operations	(8,247)
Income from discontinued operations	6,565

Net loss	$(1,682)

The accompanying notes are an integral part of these consoldiated financial statements.

DRA/CLP Office LLC and Subsidiaries

Consolidated Statement of Changes in Temporary Equity and Equity
For the Period from June 13, 2007 (Inception) to December 31, 2007
(in thousands)

	Equity
	G&I VI
	Investment	Temporary Equity
	DRA/CLP	Colonial Office
	Office, LLC	Holdings, LLC	Rollover LP’s	Total

Balance — Beginning of Period	$—	$—	$—	$—
Issuance of redeemable common units for real estate	—	81,446	68,589	150,035
Cash proceeds from issuance of nonredeemable common units	392,938	—	—	—
Distributions	(251,175)	(52,062)	(43,844)	(95,906)
Net loss	(1,217)	(252)	(213)	(465)
Change in redemption value of redeemable common units	(5,151)	3,083	2,068	5,151

Balance — December 31, 2007	$135,395	$32,215	$26,600	$58,815

The accompanying notes are an integral part of these consoldiated financial statements.

DRA/CLP Office LLC and Subsidiaries

Consolidated Statement of Cash Flows
For the Period from June 13, 2007 (Inception) to December 31, 2007
(in thousands)

Cash flows from operating activities
Net loss	$(1,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,670
Amortization of above and below market leases	(1,177)
Deferred rent receivable	(3,082)
Bad debt expense	367
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of effects of purchase of real estate portfolio
Tenant and other receivables	(3,206)
Prepaid expenses and other assets	411
Accounts payable, accrued expenses and other liabilities	1,221
Interest payable	3,584
Accrued real estate taxes payable	(2,851)
Advanced rents and security deposits	(2,053)

Net cash provided by operating activities	15,202

Cash flows from investing activities
Cash paid in acquisition, net of cash acquired	(972,086)
Capital expenditures	(6,967)
Net proceeds from disposition of real estate	218,942
Leasing costs paid	(1,772)

Net cash used in investing activities	(761,883)

Cash flows from financing activities
Proceeds from mortgage notes payable	741,907
Repayment of loans from members	(15,005)
Proceeds from loans from members	15,005
Proceeds from issuance of nonredeemable common units	392,938
Distributions paid to equity member	(251,175)
Distributions paid to temporary equity members	(95,906)
Deferred loan costs paid	(1,567)

Net cash provided by financing activities	786,197

Net increase in cash and cash equivalents	39,516
Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of year	$39,516

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$19,299

Supplemental information of non-cash investing and financing activities:
Issuance of redeemable common units for real estate	$150,035

The accompanying notes are an integral part of these consoldiated financial statements.

DRA/CLP OFFICE LLC and Subsidiaries

Notes to Consolidated Financial Statements
For the Period June 13, 2007 (Inception) to December 31, 2007

1.	Organization

On June 15, 2007, Colonial Properties Trust (“CLP”) completed a joint venture transaction with DRA G&I Fund VI Real Estate Investment Trust, which is the sole member of G&I VI Investment DRA/CLP Office LLC (“G&I VI or “DRA”), a member of DRA/CLP Office LLC (the “Company”). CLP had previously entered into a Membership Interests Purchase Agreement, dated as of April 25, 2007 (the “Office Purchase Agreement”), to sell to DRA the CLP’s 69.8% limited liability company interest in the Company, a newly formed joint venture among DRA, Colonial Realty Limited Partnership (“CRLP”), an affiliate of CLP, and the limited partners of CRLP. The Company became the owner of 24 office properties consisting of 59 buildings and two retail properties that were previously owned by CRLP. The properties are owned by limited liability companies (the “subsidiaries”), which are owned directly or indirectly by the Company. Pursuant to the Office Purchase Agreement, CRLP retained a 15% interest in the Company, as well as management and leasing responsibilities for the 26 properties owned by the Company. The Company portfolio is composed of 6.9 million square feet of Class A suburban and urban office buildings and two adjoining retail centers located in suburban and urban office markets in Alabama, Florida, Georgia, North Carolina and Texas. In addition to the approximate 69.8% interest purchased from CLP, DRA purchased an aggregate of 2.6% of the limited liability company interests in the Company from limited partners of CRLP. At December 31, 2007, DRA holds approximately 72.4% of the limited liability company interests of the Company; Colonial Office Holdings LLC, a subsidiary of CRLP, holds 15% of the limited liability company interests in the Company (and serves as the “Manager” of the Company); and certain limited partners of CRLP (“Rollover LP’s”), that did not elect to sell their interests in the Company to DRA, hold the remaining approximately 12.6% of the limited liability company interests in the Company.

As of December 31, 2007, the Company owned 15 office properties consisting of 40 office buildings and two retail centers totaling approximately 5.2 million square feet located in suburban and urban office markets in Alabama, Florida, Georgia, North Carolina and Texas.

Operating Agreement — The Company will distribute cash flow from operations for each fiscal quarter first to the holders of common units pro rata, in accordance with their respective percentage interests until the “9% Preferred Return Account” (as defined in the Amended Operating Agreement) of each such holder shall have been reduced to zero, and thereafter, 15% to the Manager and 85% to the holders of common units (including the Manager), pro rata among such holders of common units in accordance with their respective percentage interests. Capital proceeds from a merger, consolidation or sale of all or substantially all of the properties, and from other refinancings and asset sales, and proceeds in liquidation shall be distributed to holders of common units pro rata in accordance with their respective percentage interests. All distributions are subject to any payments required to be made by the Company in respect of any partner loans made by the Manager or DRA. In addition, the Manager is not required to make any distribution of cash to the members if such distribution would cause a default under a loan agreement to which the Company is a party.

2.	Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in Real Estate — Rental property and improvements are included in real estate investments and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant improvements, which improve or extend the useful life of the assets, are capitalized.

Depreciation and Amortization — The Company computes depreciation on its land improvements and buildings and improvements using the straight-line method based on estimated useful lives, which generally range from 3 to 59 years. Tenant improvements are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). The values of above market leases are amortized as a reduction of rental income over the remaining non-cancelable term of the lease.

DRA/CLP OFFICE LLC and Subsidiaries

Notes to Consolidated Financial Statements
For the Period June 13, 2007 (Inception) to December 31, 2007 — (Continued)

The values of below market leases are amortized as an increase to rental income over the initial term and any fixed-rate renewal period of the associated lease. The value associated with in-place leases and tenant relationships is amortized as a leasing cost over the initial term of the respective leases and any probability-weighted renewal periods. The initial term and any probability-weighted renewal periods have a current weighted average composite life of 7.1 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles will be written off.

Deferred Costs — Deferred leasing costs consist of legal fees and brokerage costs incurred to initiate and renew operating leases and leasing costs acquired at inception and are amortized on a straight-line basis over the related lease term. Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing that are integral to the closing of such financing. These costs are amortized over the terms of the respective loan agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Deferred costs consist of the following:

2007
(In thousands)

Financing costs	$1,567
Leasing costs	33,172

34,739
Less accumulated amortization	3,154

$31,585

Future amortization of acquired leasing costs for each of the next five years and thereafter is estimated as follows:

For The Year Ended December 31,

2008	$5,765
2009	5,464
2010	5,132
2011	3,685
2012	2,385
Thereafter	6,185

$28,616

Impairment and Disposal of Long-Lived Assets — The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS 144, the results of operations of real estate held for sale and real estate sold during the year are presented in discontinued operations. The Company no longer records depreciation and amortization on assets held for sale. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. For the period from June 13, 2007 (inception) to December 31, 2007, no impairment charges were recorded.

Revenue Recognition — Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent receivable on the accompanying balance sheet. The Company establishes, on a current basis, an allowance for

DRA/CLP OFFICE LLC and Subsidiaries

Notes to Consolidated Financial Statements
For the Period June 13, 2007 (Inception) to December 31, 2007 — (Continued)

future potential tenant credit losses which may occur against this account. The deferred rent receivable reflected on the balance sheet is net of such allowance.

In addition to base rent, tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In certain leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the consumer price index over the index value in effect during a base year. In addition, certain leases contain fixed percentage increases over the base rent to cover escalations.

Tenant Receivables and Allowances for Doubtful Accounts — Tenant receivables consists of receivables from tenants for rent and other charges, recorded according to the terms of their leases. The Company maintains an allowance for doubtful accounts for estimated losses due to the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. As of December 31, 2007, allowance for doubtful accounts amounted to approximately $0.4 million. The Company may or may not require collateral for tenant receivables.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

As of December 31, 2007, the Company maintained approximately $41.6 million with one financial institution which exceeds FDIC insured limits. The Company mitigates its risk by banking with a major financial institution.

Income Taxes — No provision or benefit for income taxes has been included in the consolidated financial statements because such taxable income or loss passes through to, and is reportable by, the members of the Company.

Fair Value of Financial Instruments — The Company believes the carrying amount of its temporary investments, tenant receivables, accounts payable, accrued expenses and other liabilities is a reasonable estimate of fair value of these instruments. Based on the estimated market interest rates of approximately 5.75 percent, the fair value of the Company’s mortgage payable is approximately $736.2 million as of December 31, 2007.

Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results could differ from the Company’s estimates under different assumptions or conditions. On an ongoing basis, the Company evaluates the reasonableness of its estimates.

Redeemable Common Units — In accordance with EITF Topic D-98, “SEC Staff Announcement Regarding the Classification and Measurement of Redeemable Securities,” the Company has elected to recognize changes in the redemption value of the Redeemable Common Units immediately as they occur and to adjust the carrying value to equal the redemption value at the end of each reporting period. The accrued changes are reflected in the Consolidated Statement of Changes in Temporary Equity and Equity as Changes in Redemption Value of Redeemable Common Units.

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS 157 to exclude SFAS 13 “Accounting for Leases” and its related

DRA/CLP OFFICE LLC and Subsidiaries

Notes to Consolidated Financial Statements
For the Period June 13, 2007 (Inception) to December 31, 2007 — (Continued)

interpretive accounting pronouncements. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Business Combination

On June 15, 2007, the Company effectively purchased a portfolio of properties comprised of 24 office properties and two retail properties located in suburban and urban office markets in Alabama, Florida, Georgia, North Carolina and Texas. The legal structure of the transaction is described in Note 1. The operations of these properties have been included in these consolidated financial statements since that date. The acquisitions are being accounted for under the purchase method of accounting. The purchase price of approximately $1.1 billion (net of cash acquired of approximately $14.4 million) was allocated to the net assets acquired based upon the estimated fair values at the date of acquisition and also the sale of assets held for sale, which provided relevant market data. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Property, plant and equipment	$871,458
Acquired intangibles	57,087
Prepaid expenses and other assets	1,299
Assets held for sale	209,087
Accrued real estate taxes and other liabilities	(7,710)
Advance rents	(6,843)
Tenant security deposits and other liabilities	(2,257)

Total purchase price, net of cash acquired	$1,122,121

The purchase price of approximately $1.1 billion consists of:

(1)	Cash of approximately $972 million arising from the issuance of nonredeemable common units and proceeds from mortgage payable.

(2) Redeemable common units issued with a fair value of approximately $150 million.

The Company allocated the purchase price to acquired tangible and intangible assets, including land, buildings, tenant improvements, above and below market leases, acquired in-place leases, other assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The allocation to intangible assets is based upon various factors including the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships, if any. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate that reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The aggregate value of in-place leases acquired is measured based on the difference between (i) the property values with existing in-place leases adjusted to market rental rates, and (ii) the property valued as if vacant. The allocation of the purchase price to tangible assets (buildings and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs

DRA/CLP OFFICE LLC and Subsidiaries

Notes to Consolidated Financial Statements
For the Period June 13, 2007 (Inception) to December 31, 2007 — (Continued)

during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could have resulted in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

4.	Intangibles

For the period ended December 31, 2007, the Company recognized a net increase of approximately $1.2 million in rental revenue for the amortization of above and below market leases. The amortization for the above market leases and below market leases were $1.5 million and ($2.7) million, respectively, for the period ended December 31, 2007. The Company recognized approximately $4.6 million of amortization of in-place leases for the period ended December 31, 2007.

Future amortization of acquired in-place leases and above (below) market leases for each of the next five years and thereafter is estimated as follows:

	In-place	Above (Below)
For The Year Ended December 31,	Leases	Market Leases
	(In thousands)

2008	$8,016	$(1,574)
2009	8,117	(1,770)
2010	7,602	(2,319)
2011	4,423	(2,428)
2012	2,141	(1,997)
Thereafter	7,221	(6,008)

	$37,520	$(16,096)

5.	Mortgage Payable

The Company has a non-recourse loan with an amount of approximately $742 million outstanding at December 31, 2007 payable to Wells Fargo Bank, N.A. (“Wells”). This loan was made in two advances (i) an advance in the amount of approximately $588 million on June 13, 2007, (ii) an advance in the amount of approximately $154 million on July 17, 2007. The loan is interest only and bears monthly interest at a fixed rate of 5.61%. The loan matures on July 1, 2014, and is collateralized by certain properties and is guaranteed up to $15 million by DRA. The loan requires that the Company maintain a certain debt service coverage ratio and loan to value ratio. The Company was in compliance with these covenants during the period ended December 31, 2007. Interest expense in the amount of approximately $22.5 million was incurred during the period ended December 31, 2007.

DRA/CLP OFFICE LLC and Subsidiaries

Notes to Consolidated Financial Statements
For the Period June 13, 2007 (Inception) to December 31, 2007 — (Continued)

6.	Discontinued Operations

Discontinued operations for the period ended December 31, 2007 are summarized as follows:

2007
(In thousands)

Rental revenue	$10,115
General operating expenses	(1,274)
Taxes, licenses and insurance	(642)
Management fees paid to affiliates	(410)
Repairs and maintenance	(783)
General and administrative	(221)
Interest expense	(220)

Income from discontinued operations	$6,565

In November 2007, the Company sold nine properties consisting of 19 buildings with a total square feet of 1.7 million located in Huntsville, Alabama. The buildings were sold for a total net price of approximately $209 million. The Company did not recognize a gain or loss from the sale of these buildings because the sale of these buildings provided relevant data to the Company that resulted in a modified allocation of the purchase price to those buildings.

7.	Leases

The Company’s operations consist principally of owning and leasing office space. Terms of the leases generally range from 5 to 10 years. The Company principally pays all operating expenses, including real estate taxes and insurance. Substantially all of the Company’s leases are subject to rent escalations based on changes in the Consumer Price Index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods. The Company’s leases are operating leases and expire at various dates through 2029. The future minimum fixed base rentals under these noncancelable leases are approximately as follows:

For The Year Ended December 31,	(In thousands)

2008	$90,050
2009	81,142
2010	72,080
2011	60,380
2012	37,062
Thereafter	84,742

$425,456

8.	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of the Company.

Property Lockout Period

Other than with respect to the Huntsville, Alabama properties, unless the Manager and DRA unanimously agree, the Company will not during the three-year period following June 15, 2007, the effective date of the

DRA/CLP OFFICE LLC and Subsidiaries

Notes to Consolidated Financial Statements
For the Period June 13, 2007 (Inception) to December 31, 2007 — (Continued)

Amended Operating Agreement (referred to herein as the “Lockout Period”), sell or otherwise transfer or dispose of, directly or indirectly, any property.

Tax Protection

Certain events or actions by the Company following June 15, 2007, the effective date of the Amended Operating Agreement, could cause Rollover LPs to recognize for Federal income tax purposes part or all of such Rollover LPs’ gain that is intended to be deferred at the time of the transactions. The Amended Operating Agreement provides for limited “tax protection” benefits for Rollover LPs.

During the period ending seven years and one month following June 15, 2007, the effective date of the Amended Operating Agreement (the “Tax Protection Period”), the Company may not, directly or indirectly, (i) take any action, including a sale or disposition of all or any portion of its interest in any of the properties (the “Protected Properties”), if any Rollover LP would be required to recognize gain for Federal income tax purposes pursuant to Section 704(c) of the Internal Revenue Code with respect to the Protected Properties as a result thereof, or (ii) undertake a merger, consolidation or other combination of the Company or any of its subsidiaries with or into any other entity, a transfer of all or substantially all of the assets of the Company, a reclassification, recapitalization or change of the outstanding equity interests of the Company or a conversion of the Company into another form of entity, unless the Company pays to each Rollover LP its “Tax Damages Amount.” The “Tax Damages Amount” to be paid to the Rollover LPs is an amount generally equal to the sum of (A) the built-in gain attributable to the Protected Property recognized by the affected Rollover LP, multiplied by the maximum combined federal and applicable state and local income tax rates for the taxable year in which the disposition occurs and applicable to the character of the resulting gain, plus (B) a “gross-up” amount equal to the taxes (calculated at the rates described in the Amended Operating Agreement which, generally, are the rates that the Rollover LP will be subject to at the time of a recognition event) payable by a Rollover LP as the result of the receipt of such payment.

In connection with the sale of the Huntsville, Alabama assets, previously discussed, the Company accrued tax protection payments of approximately $4.4 million which was paid to the Rollover LP’s subsequent to year-end and is included in Payable to members at December 31, 2007.

9.	Redeemable Common Units

Rollover LP Put Rights

At any time after expiration of the Lockout Period, each Rollover LP or any group of Rollover LP’s holding in the aggregate a number of the Company common units greater than or equal to the lesser of (x) 526,150 common units or 75% of the remaining common units held by the Rollover LP’s, will have the right to require the Company to buy all, but not fewer than all, of its common units during an Annual Redemption Period (as defined in the Amended Operating Agreement) for a purchase price equal to the “Redemption Value.” The “Redemption Value” of the Rollover LP common units will equal the product of (x) the percentage interest represented by such common units times (y) an amount equal to (i) the aggregate fair market value of the properties, plus (ii) the net current assets of the Company, minus (iii) the fair value of the indebtedness of the Company and its subsidiaries, minus (iv) the aggregate liquidation preference of any preferred Company units then outstanding, minus (v) an amount equal to 1.0% of the amount in clause (i) as an estimate of sales costs in connection with the sale of such properties. The Rollover LP’s common units subject to the put rights are referred to as Redeemable common units and are shown in the accompanying consolidated balance sheet as Temporary Equity-Redeemable common units at its redemption value. The redemption value at December 31, 2007 is $26.6 million, which resulted in an increase in redemption value of approximately $2.1 million during the period ended December 31, 2007.

The fair market value of the properties for the second Annual Redemption Period will be internally generated by the Manager based on net operating income of the properties for the preceding fiscal year and using, for all revenue generating properties, the methodology applied in the appraisals that were obtained by DRA in connection with the transactions, and for non-revenue generating properties, the carrying value of such properties on the books

DRA/CLP OFFICE LLC and Subsidiaries

Notes to Consolidated Financial Statements
For the Period June 13, 2007 (Inception) to December 31, 2007 — (Continued)

of the Company. From and after the third Annual Redemption Period, the fair market value of the properties will be based on the most recent independent appraisal obtained by DRA (which shall not be older than 15 months).

Rollover LP Redemption in Kind

At any time after the seventh anniversary of the date of the Amended Operating Agreement, any Rollover LP or a group of Rollover LPs holding in the aggregate a number of common units greater than or equal to the lesser of (x) the number of common units with an aggregate purchase price of $5,000,000 under the Purchase Agreements, or (y) 75% of the remaining common units held by Rollover LPs, may require the Company to redeem all, but not less than all, of such Rollover LPs’ common units in exchange for one or more properties owned by the Company for at least two years (or common units in entities the sole assets of which are such properties).

Colonial Office Holdings Put Right

At any time after expiration of the Lockout Period, Colonial Office Holdings will have the right to require the Company to purchase all (but not less than all) of its common units. The purchase price will equal the fair market value of Office Holdings’ common units, which is an amount equal to the percentage interest represented by such Common Units, times (i) the aggregate fair market value of the Properties, plus (ii) the net current assets of the Company, minus (iii) the principal amount of the indebtedness of the Company and its subsidiaries, minus (iv) the aggregate liquidation preference of any preferred common units then outstanding. The fair market value of the Properties will be determined in accordance with the Valuation Method, as defined in the Operating Agreement. The Company may sell properties of DRA’s choice in order to satisfy its obligations to Office Holdings under the Office Holdings put option. Office Holdings will make any required payments of Tax Damages Amounts to the Rollover LPs arising as a result of the sale of one or more Properties in connection with the exercise of Office Holdings’ put option.

Colonial Office Holdings’ common units subject to the put rights are referred to as Redeemable common units and are shown in the accompanying consolidated balance sheet as Temporary Equity-Redeemable common units at its redemption value. The redemption value at December 31, 2007 is $32.2 million, which resulted in an increase in redemption value of approximately $3.1 million during the period ended December 31, 2007.

10.	Related Party Transactions

The Company’s properties are managed by Colonial Properties Services, Inc. (the “Property Manager”), a subsidiary of CRLP. During the term of the management agreements, the Company will pay to the Property Manager a management fee equal to 4% of Gross Receipts as defined by the management agreements and reimbursement for payroll, payroll related benefits and administrative expenses. Management fees incurred by the Company for the period ending December 31, 2007 were approximately, $2.8 million. For the period ending December 31, 2007, the Company reimbursed the Property Manager approximately $2.1 million for payroll, payroll related benefits and administrative costs, and the Company has accrued payroll of approximately $0.2 million.

For the period ended December 31, 2007, the Company paid leasing commissions to the Property Manager of approximately $2.3 million.

For the period ended December 31, 2007, the Company incurred approximately $0.5 million in disposition fees associated with the properties sold in November payable to the Property Manager. These fees are included in Payable to members as of December 31, 2007.

In June 2007, G&I VI and CRLP provided member loans to the Company of approximately $12.4 million and $2.6 million, respectively for closing costs and initial working capital. These loans, which were repaid in July 2007, accrued interest at the rate of 10% per annum. Interest expense in the amount of approximately $0.1 million was incurred during the period ended December 31, 2007 related to those member loans.

DRA/CLP OFFICE LLC and Subsidiaries

Notes to Consolidated Financial Statements
For the Period June 13, 2007 (Inception) to December 31, 2007 — (Continued)

As discussed in Note 6, the Company disposed of its interest in nine office properties totaling 1.7 million square feet located in Huntsville, AL. As part of the transaction, CLP acquired a 40 percent interest in three tenancies in common (TIC) investments of the same nine office properties.

The Company leased space to the Property Manager and its affiliates. For the period from June 13, 2007 (inception) to December 31, 2007, market rent and other income received from the entities total approximately $0.9 million.

The Company entered into a lease renewal and expansion agreement between the Company and the Property Manager during the same period. Tenant Improvement costs of $0.7 million were incurred by the Company for the period ended December 31, 2007 as required by the terms of the lease agreement.

The Company leased space to an entity in which a trustee of CLP has an interest. The Company received market rent from this entity for approximately $0.3 million during the period June 13, 2007 (inception) to December 31, 2007.

11.	Subsequent Events

In December 2007, the Company entered into a sales contract to sell approximately two acres of land in Orlando, Florida to an existing retail tenant who is currently leasing the land. The sales price is $2.25 million and is expected to close during 2008. No gain or loss is anticipated on this sale.

In February 2008, the Company paid distributions to the Members totaling approximately $6.7 million.

Appendix S-2

OZ/CLP Retail LLC and Subsidiaries

Consolidated Financial Statements
For the Period from June 15, 2007 (inception) to December 31, 2007

Report of Independent Registered Public Accounting Firm

To the Members of OZ/CLP Retail LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, members’ equity and temporary equity and cash flows present fairly, in all material respects, the financial position of OZ/CLP Retail LLC and its subsidiaries (the “Company”) at December 31, 2007, and the results of their operations and their cash flows for the period from June 15, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Birmingham, Alabama
February 29, 2008

OZ/CLP Retail LLC and Subsidiaries

Consolidated Balance Sheet
December 31, 2007 (in thousands)

Assets
Land, buildings, and equipment, net	$333,067
Cash and cash equivalents	3,915
Restricted cash	1,882
Accounts receivable, net	1,348
Deferred lease costs, net	8,160
Deferred mortgage costs, net	872
In place leases, net	21,452
Acquired above market leases, net	7,101
Other assets	700

Total assets	$378,497

Liabilities, Temporary Equity and Members’ Equity
Mortgages payable	$284,000
Accounts payable and accrued expenses	1,763
Accrued interest	1,245
Acquired below market leases, net	16,249
Tenant deposits	442
Unearned rent	1,172
Total liabilities	304,871
Commitment and contingencies (Note 7)
Temporary Equity — Redeemable common units
Redeemable common units (Redemption value of $9,849)	9,849
Equity — Nonredeemable common units	63,777

Total liabilities, temporary equity and members’ equity	$378,497

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries

Consolidated Statement of Operations
For the Period from June 15, 2007 (inception) to December 31, 2007
(in thousands)

Revenues
Rent	$14,681
Percentage rent	18
Tenant recoveries	3,591
Other	405

Total revenues	18,695

Property operating expenses
General operating expenses	655
Management fees paid to affiliate	699
Repairs and maintenance	1,245
Taxes, licenses and insurance	2,112
General and administrative	436
Depreciation	5,861
Amortization	3,236

Total property operating expenses	14,244

Income from operations	4,451
Other income (expense)
Interest expense	(9,817)
Interest income	52

Total other expense	(9,765)

Net loss	$(5,314)

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries

Consolidated Statement of Members’ Equity and Temporary Equity
For the Period from June 15, 2007 (inception) to December 31, 2007
(in thousands)

				Temporary
	Equity			Equity
	OZRE	Colonial Retail		Rollover
	Retail LLC	Holdings, LLC	Total	LP’s

Balance — Beginning of Period	$—	$—	$—	$—
Issuance of redeemable common units	—	—	—	21,617
Issuance of nonredeemable common units	125,248	25,917	151,165	—
Distributions	(68,025)	(14,076)	(82,101)	(11,741)
Net loss	(3,852)	(797)	(4,649)	(665)
Change in redemption value of
redeemable common units	(528)	(110)	(638)	638

Balance — December 31, 2007	$52,843	$10,934	$63,777	$9,849

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries

Consolidated Statement of Cash Flows
For the Period from June 15, 2007 (inception) to December 31, 2007
(in thousands)

Cash flows from operating activities
Net loss	$(5,314)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	8,652
Bad debt expense	123
Changes in operating assets and liabilities
Accounts receivable	(574)
Other assets	(469)
Accounts payable and accrued expenses	(631)
Accrued interest	1,245
Tenant deposits	(110)
Unearned rent	(10)

Net cash provided by operating activities	2,912

Cash flows from investing activities
Cash paid in acquisition, net of cash acquired	(311,219)
Restricted cash	(1,882)
Capital expenditures	(276)
Leasing costs paid	(86)

Net cash used in investing activities	(313,463)

Cash flows from financing activities
Borrowing of long-term debt	284,000
Repayment of loans of members	(4,952)
Proceeds from loans of members	4,952
Proceeds from issuance of nonredeemable common units	125,248
Distributions paid to equity members	(82,101)
Distributions paid to temporary equity members	(11,741)
Deferred loan costs and other	(940)

Net cash provided by financing activities	314,466

Increase in cash	3,915
Cash
Beginning of period	—

End of period	$3,915

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,503

Supplemental information of non-cash investing and financing activities
Issuance of redeemable common units for real estate	$47,534

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries

Notes to Consolidated Financial Statements
For the Period from June 15, 2007 (inception) to December 31, 2007

1.	Organization and Basis of Presentation

On June 20, 2007, Colonial Properties Trust (“CLP”) completed a joint venture transaction with OZRE Retail LLC. CLP had previously entered into a Membership Interests Purchase Agreement, dated as of April 25, 2007 (the “Retail Purchase Agreement”), to sell to OZRE Retail LLC CLP’s 69.8% limited liability company interest in OZ/CLP Retail LLC (the “Company”), a newly formed joint venture among OZRE Retail LLC (“OZRE”), Colonial Realty Limited Partnership (“CRLP”), an affiliate of CLP, and the limited partners of CRLP. The Company became the owner of 11 retail properties previously owned by CRLP. The properties are owned by limited liability companies (the “subsidiaries”) which are owned directly or indirectly by the Company. Pursuant to the Retail Purchase Agreement, CRLP retained a 15% minority interest in the Company, as well as management and leasing responsibilities for the 11 properties owned by the Company. The Company portfolio is composed of 2.7 million square feet of retail properties located in Alabama, Florida, Georgia, and Texas. In addition to the approximate 69.8% interest purchased from CLP, OZRE purchased an aggregate of 2.7% of the limited liability company interests in the Company from limited partners of CRLP. At December 31, 2007, OZRE now holds approximately 72.5% of the limited liability company interests of the Company; Colonial Retail Holdings LLC (“Retail Holdings”), a subsidiary of CRLP, holds 15% of the limited liability company interests in the Company (and serves as the “Manager” of the Company); and certain limited partners of CRLP (“Rollover LP’s”), that did not elect to sell their interests in the Company to OZRE, hold the remaining approximately 12.5% of the limited liability company interests in the Company.

As of December 31, 2007, the Company owned 11 properties totaling approximately 2.7 million square feet located in Alabama, Florida, Georgia, and Texas.

Operating Agreement — The Company will distribute cash flow from operations for each fiscal quarter first to the holders of any outstanding preferred company units (if any preferred company units are outstanding at the time of such distribution; as of December 31, 2007, there are no preferred company units outstanding), second to the holders of common company units, pro rata, in accordance with their respective percentage interests until the “8% Preferred Return Account” (as defined in the Amended Operating Agreement) of each such holder shall have been reduced to zero, and thereafter; 15% to the Manager (the “Promote Payment”) and 85% to the holders of common company units (including the Manager), pro rata among such holders of common company units in accordance with their respective percentage interests. In the event that members of the Company have a positive balance in their “8% Preferred Return Account” after the final distribution of cash flow following any fiscal year of the Company and the Manager shall have received a Promote Payment with respect to such fiscal year, then within 15 days after such distribution of cash flow, the Manager shall pay to the members pro rata in accordance with their respective percentage interests the lesser of: (i) the aggregate amount of the Promote Payment received by Manager with respect to such preceding fiscal year or (ii) the aggregate amount of the members’ positive balances in their respective 8% Preferred Return Accounts. The actual amount (if any) received by each such member shall reduce the positive balance in their respective 8% Preferred Return Account.

Subject to the provisions of any agreement to which the Company is a party, net capital proceeds from a merger, consolidation or sale of all or substantially all of the properties, from re-financings and other asset sales, and proceeds in liquidation shall be distributed first to the holders of any outstanding preferred company units and thereafter to the holders of common company units, pro rata in accordance with their respective percentage interests. All distributions are subject to any loan or similar agreements to which the Company is a party, and repayment of any Partner Loans made by Retail Holdings. In addition, the Manager is not required to make any distribution of cash to the members if such distribution would cause a default under a loan agreement to which the Company is party.

OZ/CLP Retail LLC and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2.	Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Land, Buildings and Equipment — Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company computes depreciation on its operating properties using the straight-line method based on estimated useful lives, which generally range from 3 to 48 years. Tenant improvements are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. The Company recognizes sales of real estate properties only upon the closing of a transaction. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under SFAS No. 66, Accounting for Sales of Real Estate. Further, the profit is limited by the amount of cash received for which the Company has no commitment to reinvest pursuant to the partial sale provisions found in paragraph 30 of Statement of Position (SOP) 78-9, Accounting for Investments in Real Estate Ventures. There were no sales transactions for the period from June 15, 2007 (inception) to December 31, 2007. Land, buildings and equipment consist of the following as of December 31, 2007:

Land	$58,173
Buildings and improvements	256,248
Land improvements	24,507

338,928
Accumulated depreciation	(5,861)

$333,067

Depreciation expense for the period from June 15, 2007 (inception) to December 31, 2007 was $5.9 million.

Acquisition of Real Estate Assets — The Company accounts for its acquisitions or investments in real estate in accordance with SFAS No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be “businesses” as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business.

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

OZ/CLP Retail LLC and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. These above (below) market lease intangibles have a weighted-average composite life of 9.5 years as of December 31, 2007.

The value associated with in-place leases and tenant relationships is amortized as a leasing cost over the initial term of the respective leases and any probability-weighted renewal periods. The initial term and any probability-weighted renewal periods have a current weighted average composite life of 6.4 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles will be written off.

The aggregate value of other intangible assets acquired are measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

The values of in-place leases and tenant relationships are amortized as a leasing cost expense over the initial term of the respective leases and any renewal periods. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense. Amortization expense for in-place lease intangible assets for the period from June 15, 2007 (inception) to December 31, 2007 was approximately $2.5 million.

The Company may pursue acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it is no longer probable that the Company will be successful in the acquisition.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

As of December 31, 2007, the Company maintained approximately $3.9 million with one financial institution which exceeds the FDIC insured limits.

OZ/CLP Retail LLC and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Restricted Cash — Restricted cash is comprised of cash balances which are legally restricted as to use and consists of escrowed funds for future capital improvements.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist of receivables from tenants for rent and other charges, recorded according to the terms of their leases. The Company maintains an allowance for doubtful accounts for estimated losses due to the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. As of December 31, 2007, allowance for doubtful accounts amounted to approximately $105,000. The Company may or may not require collateral for tenant receivables.

Deferred Lease Costs and Mortgage Costs — Deferred leasing costs and leasing costs acquired at inception consist of legal fees and brokerage costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized on a straight-line basis over the terms of the respective loan agreements, which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Deferred costs as of December 31, 2007 consist of the following:

2007
(In thousands)

Financing Costs	$940
Leasing Costs	8,924

9,864
Less Accumulated Amortization	832

$9,032

Impairment and Disposal of Long-Lived Assets — The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS 144, the results of operations of real estate held for sale and real estate sold during the year are presented in discontinued operations. The Company no longer records depreciation and amortization on assets held for sale. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. For the period from June 15, 2007 (inception) to December 31, 2007, no impairment charges were recorded.

Revenue Recognition —  Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in Other assets on the accompanying balance sheet with a balance of approximately $336,000 at December 31, 2007. The Company establishes, on a current basis, an allowance for future potential tenant credit losses which may occur against this account. As of December 31, 2007, the allowance was approximately $18,000.

In addition to base rent, tenants also generally will pay their pro rata share in real estate taxes and operating expenses for the building. In certain leases, in lieu of paying additional rent based upon building operating expenses, the tenant will pay additional rent based upon increases in the consumer price index over the index value in effect during a base year. In addition, certain leases contain fixed percentage increases over the base rent to cover escalations.

Income Taxes — No provision or benefit for income taxes has been included in the consolidated financial statements because such taxable income or loss passes through to, and is reportable by, the members of the Company.

OZ/CLP Retail LLC and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments — The Company believes the carrying amount of its temporary investments, tenant receivables, accounts payable and other liabilities is a reasonable estimate of fair value of these instruments. Based on estimated market interest rates of approximately 6.5% at December 31, 2007, the fair value of the Company’s mortgage payable is approximately $281.2 million as of December 31, 2007.

Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results could differ from the Company’s estimates under different assumptions or conditions. On an ongoing basis, the Company evaluates the reasonableness of its estimates.

Redeemable Common Units — In accordance with EITF Summary Topic D-98, Classification and Measurement of Redeemable Securities, the Company has elected to recognize changes in the redemption value of the Redeemable Common Units immediately as they occur and to adjust the carrying value to equal the redemption value at the end of each reporting period. The accrued changes are reflected in the Consolidated Statement of Members’ Equity and Temporary Equity as Changes in Redemption Value of Redeemable Common Units.

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS 157 to exclude SFAS 13 Accounting for Leases and its related interpretive accounting pronouncements. The FASB has proposed a deferral of the provisions of SFAS 157 relating to nonfinancial assets and liabilities that would delay implementation until January 1, 2009. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Business Combination

On June 20, 2007, the Company purchased a portfolio of properties comprised of 11 retail properties in Alabama, Florida, Georgia, and Texas. The operations of these properties have been included in the consolidated financial statements since that date. The acquisitions are being accounted for under the purchase method of accounting. The purchase price of approximately $358.8 million (net of cash acquired of approximately $3.0 million) was allocated to the net assets acquired based upon the estimated fair values at the date of acquisition. The

OZ/CLP Retail LLC and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company closed the allocation period as of December 31, 2007. The final allocation is as follows:

(In thousands)

Accounts receivable	$897
Property, plant and equipment	338,652
Acquired intangibles	23,101
Prepaid and other assets	231
Accrued expenses and accounts payable	(2,394)
Unearned rent	(1,182)
Tenant deposits and other liabilities	(552)

Total purchase price, net of cash acquired	$358,753

The Company allocated the purchase price to acquired tangible and intangible assets, including land, buildings, tenant improvements, above and below market leases, acquired in-place leases, other assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The allocation to intangible assets is based upon various factors including the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships, if any. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The allocation of the purchase price to tangible assets is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could have resulted in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

4.	Intangibles

For the period from June 15, 2007 (inception) to December 31, 2007, the Company recognized a net increase of approximately $0.5 million in rental revenue for the amortization of above and below market leases. The Company recognized approximately $2.5 million of amortization of in-place leases for the period from June 15, 2007 (inception) to December 31, 2007.

Future amortization of acquired in-place leases and above (below) market leases for each of the next five years and thereafter is estimated as follows:

	In-Place	Above (Below)
For The Year Ended December 31,	Lease	Market Leases
	(In thousands)

2008	$4,347	$(1,007)
2009	3,887	(1,027)
2010	3,193	(974)
2011	2,248	(1,046)
2012	1,599	(977)
Thereafter	6,178	(4,117)

	$21,452	$(9,148)

OZ/CLP Retail LLC and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Mortgage Payable

The Company has a non-recourse loan with an amount of approximately $284 million outstanding on December 31, 2007 payable to Key Bank Real Estate Capital (“Key Bank”). This loan was made in two advances (i) an advance in the amount of approximately $187.2 million on June 15, 2007, (ii) an advance in the amount of approximately $96.8 million on July 23, 2007. The loan is interest only and bears monthly interest at a fixed rate of 6.312%. The loan matures on August 6, 2014 and is collateralized by certain properties. Interest expense in the amount of $9.7 million was incurred during the period from June 15, 2007 (inception) to December 31, 2007.

6.	Leases

The Company’s operations consist principally of owning and leasing retail space. Terms of the leases generally range from 5 to 10 years. The Company principally pays all operating expenses, including real estate taxes and insurance. Substantially all of the Company’s leases are subject to rent escalations based on changes in the Consumer Price Index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods. The Company’s leases are operating leases and expire at various dates through 2024. The future minimum fixed base rentals under these noncancelable leases are approximately as follows:

For The Year Ended December 31,	(In thousands)

2008	$25,473
2009	24,117
2010	21,327
2011	16,657
2012	13,771
Thereafter	61,397

$162,742

7.	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of the Company.

Property Lockout Period

Unless CRLP and OZRE unanimously agree, the Company will not during the three-year period following the effective date of the Amended Operating Agreement (referred to herein as the “Lockout Period”) sell or otherwise transfer or dispose of, directly or indirectly, any Property.

Tax Protection

Certain events or actions by the Company could cause Rollover LPs to recognize for federal income tax purposes part or all of such Rollover LPs’ gain that was deferred at the time of the transactions. The Amended Operating Agreement provides for limited “tax protection” benefits for Rollover LPs, subject to those exceptions described below in the sections entitled “Rollover LP Put Rights,” and “Rollover LP Redemption in Kind.”

During the period ending seven years and one month following the effective date of the Amended Operating Agreement (the “Tax Protection Period”), the Company may not, directly or indirectly, (i) take any action, including a sale or disposition of all or any portion of its interest in certain designated Properties (the “Protected Properties”) if any Rollover LP would be required to recognize gain for federal income tax purposes pursuant to Section 704(c) of the Code with respect to the Protected Properties as a result thereof, or (ii) undertake a merger, consolidation or other combination of the Company or any of its subsidiaries with or into any other entity, a transfer of all or substantially all of the assets of the Company, a reclassification, recapitalization or change of the outstanding equity

OZ/CLP Retail LLC and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

interests of the Company or a conversion of the Company into another form of entity, unless the Company pays to each Rollover LP its “Tax Damages Amount.” The “Tax Damages Amount” to be paid to the Rollover LPs is an amount generally equal to the sum of (A) the built-in gain (i.e., generally, the gain Rollover LPs would recognize on a sale at the time of the Transaction) attributable to the Protected Property recognized by the affected Rollover LP, multiplied by the maximum combined federal and applicable state and local income tax rates for the taxable year in which the disposition occurs and applicable to the character of the resulting gain, plus (B) a “gross-up” amount equal to the taxes (calculated at the rates described in the Amended Operating Agreement which, generally, are the rates that the Rollover LP will be subject to at the time of a recognition event) payable by a Rollover LP as the result of the receipt of such payment.

8.	Redeemable Common Units

Rollover LP Put Rights

Each Rollover LP will have the right to require the Company to buy some or all, but not less than 1,000 (or the remainder, if such Rollover LP has less than 1,000), of its common Company Units during an Annual Redemption Period (as defined in the Amended Operating Agreement) for a purchase price equal to the “Redemption Value.” The “Redemption Value” of Rollover LP company units will equal, during the first Annual Redemption Period, such Rollover LP’s capital account (determined in accordance with Section 704(c) of the Code), and for every Annual Redemption Period thereafter, the fair market value of such common company units, which shall be equal to the product of (x) the percentage interest represented by such company units times (y) an amount equal to (i) the aggregate fair market value of the Properties, plus (ii) the net current assets of the Company, minus (iii) the principal amount of the indebtedness of the Company and its subsidiaries, minus (iv) the aggregate liquidation preference of any preferred company units then outstanding, minus (v) an amount equal to 1.0% of the amount in clause (y) as an estimate of sales cost in connection with the sale of such properties.

The fair market value of the Properties during any Annual Redemption Period from and after the second Annual Redemption Period will be based on an independent appraisal obtained by the Manager (which shall not be older than 15 months). The Rollover LP’s common units subject to the put rights are referred to as Redeemable common units and are shown in the accompanying consolidated balance sheet as Temporary Equity-Redeemable common units at its redemption value. The redemption value at December 31, 2007 is $9.8 million, which resulted in an increase in redemption value of approximately $0.6 million during the period from June 15, 2007 (inception) to December 31, 2007.

Rollover LP Redemption in Kind

At any time after the seven years and one month following the effective date of the Amended Operating Agreement, if the Company proposes the sale of all or substantially all of the Properties in one or a series of related transactions, the Manager will provide the Rollover LPs written notice of proposed sale (an “Asset Sale Notice”). Any Rollover LP or a group of Rollover LPs holding in the aggregate a number of company units greater than or equal to the number of common company units with an aggregate purchase price of $3 million under the Purchase Agreements may require the Company to redeem all, but not less than all, of such Rollover LPs’ Company Units in exchange for one or more Properties owned by the Company for at least two years (or at the option of such Rollover LPs, in membership interests in entities the sole assets of which are Properties) (a “Property Redemption”). If such Rollover LP or group of Rollover LPs do not notify the Manager in writing of their decision to request a Property Redemption within 15 days of the date of the asset sale notice, then such Rollover LPs shall be considered not to have elected to participate in a property redemption. The redemption price for the company units being redeemed (the “Cash Amount”) shall equal the fair market value of the company units being redeemed, which shall be an amount equal to the percentage interest represented by such company units, multiplied by (i) the aggregate fair market value of the properties, plus (ii) the net current assets of the Company, minus (iii) the principal amount of the indebtedness of the Company and its subsidiaries, minus (iv) the aggregate liquidated preference of any company units then outstanding, minus (v) an amount equal to 1.0% of the amount in clause (i) as an estimate of sales cost in

OZ/CLP Retail LLC and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

connection with the sale of such properties. The fair market value of the properties in clause (i) shall be the fair market value determined in accordance with the valuation method described under “Rollover LP Put Rights” above.

9.	Related Party Transactions

The Company’s properties are managed by Colonial Properties Services, Inc. (the “Property Manager”), an affiliate of CRLP. During the term of the management agreements, the Company will pay to the Property Manager a management fee equal to 4% of gross receipts as defined by the management agreements and reimbursement for payroll, payroll related benefits and administrative expenses. Management fees incurred by the Company for the period from June 15, 2007 (inception) to December 31, 2007 were approximately, $0.7 million. For the period from June 15, 2007 (inception) to December 31, 2007, the Company reimbursed the Property Manager approximately $0.4 million for payroll, payroll related benefits and administrative costs, and the Company has accrued payroll of approximately $28,000.

The Company received payments from the Manager of approximately $0.2 million related to a master lease agreement for tenant space at one of the properties.

In June 2007, CRLP provided a member loan to the Company of approximately $5 million for closing costs and initial working capital. This loan accrued interest at the rate of 8% per annum and was repaid in July 2007. Interest expense in the amount of approximately $36,000 was incurred during the period from June 15, 2007 (inception) to December 31, 2007.

10.	Subsequent Events

In February 2008, the Company paid distributions to the members totaling approximately $1.3 million.

Appendix S-3

SCHEDULE III
COLONIAL PROPERTIES TRUST
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

		Initial Cost			Gross Amount at Which
		to Company		Cost	Carried at Close of Period
			Buildings	Capitalized		Buildings
			and	Subsequent to		and		Accumulated	Date	Date Acquired/	Depreciable
Description	Encumbrances(1)	Land	Improvements	Acquisition	Land	Improvements	Total(2)	Depreciation	Completed	Placed in Service	Lives—Years

Multifamily:
Ashley Park(3)	$—	$3,702,098	$15,332,923	$246,990	$3,702,098	$ 15,579,913	$19,282,011	$ (2,782,393)	1988	2005	3-40 Years
Autumn Hill	—	7,146,496	24,811,026	1,911,754	7,146,496	26,722,780	33,869,277	(3,025,122)	1970	2005	3-40 Years
Autumn Park I & II	—	4,407,166	35,387,619	359,888	4,407,166	35,747,506	40,154,672	(2,842,664)	2001/04	2005	3-40 Years
Brookfield(3)	—	1,541,108	6,022,656	629,170	1,541,108	6,651,826	8,192,934	(1,006,715)	1984	2005	3-40 Years
Colonial Grand at Arringdon	—	3,016,358	23,295,172	921,009	3,016,358	24,216,181	27,232,539	(3,390,655)	2003	2004	3-40 Years
Colonial Grand at Barrett Creek	—	3,320,000	27,237,381	392,741	3,320,000	27,630,121	30,950,121	(2,538,115)	1999	2005	3-40 Years
Colonial Grand at Bear Creek	—	4,360,000	32,029,388	898,307	4,360,000	32,927,695	37,287,695	(3,106,841)	1998	2005	3-40 Years
Colonial Grand at Bellevue	—	3,490,000	31,544,370	1,635,268	3,490,986	33,178,652	36,669,638	(2,730,420)	1996	2005	3-40 Years
Colonial Grand at Berkeley Lake	—	1,800,000	16,551,734	419,500	1,800,000	16,971,234	18,771,234	(2,319,063)	1998	2004	3-40 Years
Colonial Grand at Beverly Crest	—	2,400,000	20,718,143	1,139,539	2,400,000	21,857,682	24,257,682	(2,727,792)	1996	2004	3-40 Years
Colonial Grand at Crabtree Valley	—	2,100,000	15,272,196	835,344	2,100,000	16,107,540	18,207,540	(1,311,307)	1997	2005	3-40 Years
Colonial Grand at Cypress Cove	—	3,960,000	24,721,680	1,348,123	3,960,000	26,069,803	30,029,803	(1,023,927)	2001	2006	3-40 Years
Colonial Grand at Edgewater I	—	1,540,000	12,671,606	15,683,120	2,602,325	27,292,400	29,894,726	(10,895,586)	1990	1994	3-40 Years
Colonial Grand at Godley Station I	18,482,376	1,594,008	27,057,678	—	1,594,008	27,057,678	28,651,686	(666,448)	2001	2006	3-40 Years
Colonial Grand at Hammocks	—	3,437,247	26,514,000	1,416,098	3,437,247	27,930,098	31,367,345	(2,797,944)	1997	2005	3-40 Years
Colonial Grand at Heather Glen	—	3,800,000	—	35,345,604	4,134,235	35,011,370	39,145,604	(9,963,181)	2000	1998	3-40 Years
Colonial Grand at Heathrow	—	2,560,661	17,612,990	1,680,518	2,560,661	19,293,508	21,854,169	(7,420,418)	1997	1994/97	3-40 Years
Colonial Grand at Hunter’s Creek(3)	—	1,869,657	—	33,553,897	5,308,112	30,115,442	35,423,554	(12,545,659)	1996	1996	3-40 Years
Colonial Grand at Inverness Commons	—	6,976,500	33,892,731	497,124	6,976,500	34,389,855	41,366,355	(1,086,070)	2001	2006	3-40 Years
Colonial Grand at Lakewood Ranch	—	2,320,442	—	24,055,763	2,359,875	24,016,331	26,376,205	(7,120,443)	1999	1997	3-40 Years
Colonial Grand at Legacy Park	—	2,212,005	23,076,117	697,826	2,212,005	23,773,943	25,985,948	(2,140,575)	2001	2005	3-40 Years
Colonial Grand at Liberty Park	—	2,296,019	—	25,833,158	2,296,019	25,833,158	28,129,177	(7,927,836)	2000	1998	3-40 Years
Colonial Grand at Madison	—	1,689,400	—	22,261,108	1,831,550	22,118,958	23,950,508	(6,957,196)	2000	1998	3-40 Years
Colonial Grand at Mallard Creek	—	2,911,443	1,277,575	16,501,917	3,320,438	17,370,497	20,690,935	(1,759,533)	2005	2003	3-40 Years
Colonial Grand at Mallard Lake	—	3,020,000	24,070,350	1,522,481	3,020,000	25,592,831	28,612,831	(2,110,638)	1998	2005	3-40 Years

		Initial Cost			Gross Amount at Which
		to Company		Cost	Carried at Close of Period
			Buildings	Capitalized		Buildings
			and	Subsequent to		and		Accumulated	Date	Date Acquired/	Depreciable
Description	Encumbrances(1)	Land	Improvements	Acquisition	Land	Improvements	Total(2)	Depreciation	Completed	Placed in Service	Lives—Years

Colonial Grand at McDaniel Farm	—	4,240,000	36,239,339	1,000,834	4,240,000	37,240,173	41,480,173	(2,349,516)	1997	2006	3-40 Years
Colonial Grand at McGinnis Ferry	—	5,000,114	34,600,386	844,256	5,000,114	35,444,642	40,444,756	(4,209,569)	1997	2004	3-40 Years
Colonial Grand at Mount Vernon	—	2,130,000	24,943,402	581,620	2,130,000	25,525,022	27,655,022	(3,450,272)	1997	2004	3-40 Years
Colonial Grand at OldTown Scottsdale North	—	4,837,040	5,271,474	23,649,976	4,837,040	28,921,450	33,758,490	(1,030,296)	2001	2006	3-40 Years
Colonial Grand at OldTown Scottsdale South	—	6,139,320	6,558,703	30,076,261	6,139,320	36,634,964	42,774,284	(1,296,675)	2001	2006	3-40 Years
Colonial Grand at Patterson Place	—	2,016,000	19,060,725	760,249	2,016,000	19,820,974	21,836,974	(2,472,995)	1997	2004	3-40 Years
Colonial Grand at Pleasant Hill	—	6,024,000	38,454,690	702,032	6,024,000	39,156,722	45,180,722	(2,039,716)	1996	2006	3-40 Years
Colonial Grand at Quarterdeck	—	9,123,452	12,297,699	897,101	9,123,452	13,194,800	22,318,252	(1,555,356)	1987	2005	3-40 Years
Colonial Grand at River Oaks	—	2,160,000	17,424,336	1,507,593	2,160,000	18,931,929	21,091,929	(2,636,945)	1992	2004	3-40 Years
Colonial Grand at River Plantation	—	2,320,000	19,669,298	1,129,953	2,320,000	20,799,251	23,119,251	(2,893,553)	1994	2004	3-40 Years
Colonial Grand at Round Rock	—	2,647,588	—	32,568,075	2,647,588	32,568,075	35,215,663	(2,269,169)	1997	2004	3-40 Years
Colonial Grand at Scottsdale	—	3,780,000	25,444,988	378,347	3,780,000	25,823,335	29,603,335	(1,453,694)	1999	2006	3-40 Years
Colonial Grand at Seven Oaks	—	3,439,125	19,943,544	1,235,442	3,439,125	21,178,986	24,618,111	(3,339,790)	2004	2004	3-40 Years
Colonial Grand at Shelby Farms I(3)	—	2,960,000	21,897,855	438,375	1,947,000	23,349,230	25,296,230	(1,898,248)	1998	2005	3-40 Years
Colonial Grand at Shiloh	—	5,976,000	43,556,770	712,157	5,976,000	44,268,927	50,244,927	(2,317,250)	2002	2006	3-40 Years
Colonial Grand at Silverado	—	2,375,425	17,744,643	658,153	2,375,425	18,402,796	20,778,221	(2,235,580)	2005	2003	3-40 Years
Colonial Grand at Silverado Reserve	—	2,392,000	—	22,101,569	2,692,104	21,801,464	24,493,569	(1,557,577)	2005	2003	3-40 Years
Colonial Grand at Sugarloaf	—	2,500,000	21,811,418	1,122,890	2,500,000	22,934,308	25,434,308	(3,078,608)	2002	2004	3-40 Years
Colonial Grand at Town Park (Lake Mary)	—	2,647,374	—	36,266,482	3,110,118	35,803,737	38,913,856	(10,105,423)	2005	2004	3-40 Years
Colonial Grand at Town Park Reserve	—	867,929	—	9,027,524	957,784	8,937,669	9,895,453	(1,154,460)	2004	2004	3-40 Years
Colonial Grand at Trinity Commons	16,725,000	5,333,807	35,815,269	833,009	5,333,807	36,648,278	41,982,085	(3,164,444)	2000/02	2005	3-40 Years
Colonial Grand at University Center	—	1,872,000	12,166,656	410,316	1,872,000	12,576,972	14,448,972	(578,845)	2005	2006	3-40 Years
Colonial Grand at Valley Ranch	—	2,805,241	38,037,251	1,445,474	2,805,241	39,482,724	42,287,965	(3,476,217)	1997	2005	3-40 Years
Colonial Grand at Wilmington(3)	12,275,983	3,344,408	30,554,367	1,144,530	3,344,408	31,698,897	35,043,305	(2,710,441)	1998/2002	2005	3-40 Years
Colonial Village at Ashford Place	—	537,600	5,839,838	1,092,632	537,600	6,932,470	7,470,070	(2,317,563)	1983	1996	3-40 Years
Colonial Village at Bear Creek(3)	—	1,028,887	4,357,339	381,210	1,028,887	4,738,549	5,767,436	(674,091)	1984	2005	3-40 Years
Colonial Village at Bedford(3)	—	2,403,988	8,732,353	642,278	2,403,988	9,374,632	11,778,620	(1,079,903)	1983	2005	3-40 Years

		Initial Cost			Gross Amount at Which
		to Company		Cost	Carried at Close of Period
			Buildings	Capitalized		Buildings
			and	Subsequent to		and		Accumulated	Date	Date Acquired/	Depreciable
Description	Encumbrances(1)	Land	Improvements	Acquisition	Land	Improvements	Total(2)	Depreciation	Completed	Placed in Service	Lives—Years

Colonial Village at Canyon Hills	—	2,345,191	11,274,917	692,756	2,345,191	11,967,673	14,312,864	(1,271,168)	1996	2005	3-40 Years
Colonial Village at Chancellor Park	—	4,080,000	23,213,840	893,876	4,080,000	24,107,716	28,187,716	(1,350,733)	1999	2006	3-40 Years
Colonial Village at Charleston Place(3)	—	1,124,924	7,367,718	660,214	1,124,924	8,027,932	9,152,856	(1,201,583)	1986	2005	3-40 Years
Colonial Village at Chase Gayton	—	3,270,754	26,910,024	1,200,000	3,270,754	28,110,024	31,380,778	(4,069,510)	1984	2005	3-40 Years
Colonial Village at Deerfield	—	2,032,054	14,584,057	716,822	2,032,054	15,300,880	17,332,934	(1,635,277)	1985	2005	3-40 Years
Colonial Village at Grapevine	—	6,221,164	24,463,050	1,387,512	6,221,164	25,850,561	32,071,726	(2,699,108)	1985/86	2005	3-40 Years
Colonial Village at Greenbrier	—	2,620,216	25,498,161	770,920	2,620,216	26,269,081	28,889,297	(2,262,456)	1980	2005	3-40 Years
Colonial Village at Greentree	—	1,920,436	10,288,950	743,781	1,878,186	11,074,981	12,953,168	(1,145,722)	1984	2005	3-40 Years
Colonial Village at Greystone(3)	—	3,155,483	28,875,949	397,304	3,155,483	29,273,253	32,428,736	(2,445,197)	1998/2000	2005	3-40 Years
Colonial Village at Hampton Glen	—	3,428,098	17,966,469	1,360,268	3,428,098	19,326,737	22,754,835	(2,506,284)	1986	2005	3-40 Years
Colonial Village at Hampton Pointe	—	8,875,840	15,359,217	789,343	8,875,840	16,148,559	25,024,399	(2,018,204)	1986	2005	3-40 Years
Colonial Village at Harbour Club	—	3,209,585	20,094,356	903,664	3,209,585	20,998,020	24,207,605	(2,437,387)	1988	2005	3-40 Years
Colonial Village at Highland Hills	—	1,981,613	17,112,176	165,375	1,981,613	17,277,551	19,259,164	(2,507,313)	1987	2005	3-40 Years
Colonial Village at Huntington	—	1,315,930	7,605,360	862,515	1,315,930	8,467,875	9,783,805	(861,915)	1986	2005	3-40 Years
Colonial Village at Huntleigh Woods	—	745,600	4,908,990	1,592,491	730,688	6,516,393	7,247,081	(2,598,622)	1978	1994	3-40 Years
Colonial Village at Inverness	—	2,349,487	16,279,416	13,216,355	2,936,991	28,908,268	31,845,258	(12,846,054)	1986/87/90/97	1986/87/90/97	3-40 Years
Colonial Village at Main Park	—	1,208,434	10,235,978	613,897	1,208,434	10,849,875	12,058,310	(1,271,104)	1984	2005	3-40 Years
Colonial Village at Marsh Cove	—	2,023,460	11,095,073	1,035,352	2,023,460	12,130,425	14,153,885	(1,572,246)	1983	2005	3-40 Years
Colonial Village at Meadow Creek	—	1,548,280	11,293,190	1,025,461	1,548,280	12,318,651	13,866,931	(1,624,939)	1984	2005	3-40 Years
Colonial Village at Mill Creek(3)	—	2,153,567	9,331,910	491,007	2,153,567	9,822,917	11,976,484	(1,776,338)	1984	2005	3-40 Years
Colonial Village at North Arlington	—	2,439,102	10,804,027	707,209	2,439,102	11,511,236	13,950,338	(1,419,633)	1985	2005	3-40 Years
Colonial Village at Oakbend	—	5,100,000	26,260,164	711,143	5,100,000	26,971,307	32,071,307	(1,339,064)	1997	2006	3-40 Years
Colonial Village at Pear Ridge(3)	—	3,329,377	11,311,073	361,012	3,329,377	11,672,085	15,001,461	(1,167,830)	1988	2005	3-40 Years
Colonial Village at Pinnacle Ridge	—	1,212,917	8,499,638	444,970	1,212,917	8,944,608	10,157,525	(1,189,072)	1951/85	2005	3-40 Years
Colonial Village at Quarry Oaks	—	5,063,500	27,767,505	1,526,219	5,063,500	29,293,724	34,357,224	(3,356,661)	1996	2003	3-40 Years
Colonial Village at Shoal Creek	—	4,080,000	29,214,707	1,051,935	4,080,000	30,266,642	34,346,642	(1,881,154)	1996	2006	3-40 Years
Colonial Village at Sierra Vista	—	2,320,000	11,370,600	963,447	2,308,949	12,345,098	14,654,047	(1,706,981)	1999	2004	3-40 Years

		Initial Cost			Gross Amount at Which
		to Company		Cost	Carried at Close of Period
			Buildings	Capitalized		Buildings
			and	Subsequent to		and		Accumulated	Date	Date Acquired/	Depreciable
Description	Encumbrances(1)	Land	Improvements	Acquisition	Land	Improvements	Total(2)	Depreciation	Completed	Placed in Service	Lives—Years

Colonial Village at South Tryon	—	1,510,535	14,696,088	507,336	1,510,535	15,203,425	16,713,960	(1,289,812)	2002	2005	3-40 Years
Colonial Village at Stone Point(3)	—	1,417,658	9,291,464	538,876	1,417,658	9,830,340	11,247,998	(1,367,086)	1986	2005	3-40 Years
Colonial Village at Timber Crest(3)	14,325,000	2,284,812	19,010,168	713,581	2,284,812	19,723,749	22,008,561	(1,665,678)	2000	2005	3-40 Years
Colonial Village at Tradewinds	—	5,220,717	22,479,977	819,800	5,220,717	23,299,777	28,520,494	(2,295,706)	1988	2005	3-40 Years
Colonial Village at Trussville	—	1,504,000	18,800,253	2,338,818	1,510,409	21,132,662	22,643,071	(7,879,104)	1996/97	1997	3-40 Years
Colonial Village at Twin Lakes	—	4,966,922	29,925,363	338,605	5,624,063	29,606,827	35,230,890	(3,812,377)	2005	2001	3-40 Years
Colonial Village at Vista Ridge	—	2,003,172	11,186,878	693,197	2,003,172	11,880,075	13,883,247	(1,406,961)	1985	2005	3-40 Years
Colonial Village at Waterford	—	3,321,325	26,345,195	1,018,163	3,321,325	27,363,359	30,684,684	(3,094,726)	1989	2005	3-40 Years
Colonial Village at Waters Edge	—	888,386	13,215,381	775,088	888,386	13,990,469	14,878,855	(2,241,474)	1985	2005	3-40 Years
Colonial Village at West End	—	2,436,588	14,800,444	1,271,793	2,436,588	16,072,237	18,508,825	(1,946,556)	1987	2005	3-40 Years
Colonial Village at Westchase	—	10,418,496	10,348,047	1,003,606	10,418,496	11,351,653	21,770,149	(2,058,061)	1985	2005	3-40 Years
Colonial Village at Willow Creek	—	4,780,000	34,143,179	775,795	4,780,000	34,918,974	39,698,974	(2,239,695)	1996	2006	3-40 Years
Colonial Village at Windsor Place	—	1,274,885	15,017,745	1,042,408	1,274,885	16,060,153	17,335,038	(2,035,235)	1985	2005	3-40 Years
Cottonwood Crossing(3)	—	922,398	6,127,804	427,979	922,398	6,555,783	7,478,182	(924,713)	1985	2005	3-40 Years
Glen Eagles I & II	—	2,028,204	17,424,915	511,360	2,028,204	17,936,275	19,964,480	(1,986,020)	1990/2000	2005	3-40 Years
Heatherwood	—	3,550,362	23,731,531	2,832,004	3,550,362	26,563,536	30,113,898	(3,008,209)	1980	2005	3-40 Years
Murano at Delray Beach(4)	—	2,730,000	20,209,175	—	2,730,000	20,209,175	22,939,175	(564,970)	2002	2005	3-40 Years
Paces Cove(3)	—	1,509,933	11,127,122	387,078	1,509,933	11,514,199	13,024,132	(1,601,210)	1982	2005	3-40 Years
Parkside at Woodlake	—	2,781,279	17,694,376	519,943	2,781,279	18,214,319	20,995,598	(1,799,741)	1996	2005	3-40 Years
Portofino at Jensen Beach(4)	—	3,540,000	16,690,792	—	3,540,000	16,690,792	20,230,792	(463,306)	2002	2005	3-40 Years
Remington Hills	—	2,520,011	22,451,151	811,964	2,520,011	23,263,114	25,783,126	(2,485,813)	1984	2005	3-40 Years
Summer Tree	—	2,319,541	5,975,472	472,402	2,319,541	6,447,874	8,767,414	(1,092,093)	1980	2005	3-40 Years
Trolley Square East & West	—	4,743,279	14,416,319	3,782,130	4,743,279	18,198,449	22,941,727	(2,101,909)	1964/65	2005	3-40 Years
Office:
250 Commerce Street(3)	—	25,000	200,200	2,799,129	25,000	2,999,329	3,024,329	(2,740,715)	1904/81	1980	3-40 Years
Colonial Center Brookwood Village	—	1,285,379	—	38,827,460	—	40,112,839	40,112,839	(284,020)	2007	2007	3-40 Years
Retail:
Colonial Brookwood Village	—	6,851,321	24,435,002	70,471,449	8,171,373	93,586,399	101,757,772	(31,639,553)	1973/91/00	1997	3-40 Years
Colonial Promenade Fultondale	—	1,424,390	15,303,065	2,657,226	1,424,390	17,960,291	19,384,680	—	2007	2007	3-40 Years
Colonial Promenade Winter Haven	—	2,880,025	3,928,903	6,496,737	4,045,045	9,260,620	13,305,665	(2,458,491)	1986	1995	3-40 Years
For-Sale Residential:
Central Park(3)	—	1,437,374	—	9,279,163	1,437,374	9,279,163	10,716,537	—	2007	2005	N/A
Cypress Village(5)	—	27,878,809	—	12,361,548	27,878,809	12,361,548	40,240,357	—	N/A	2006	N/A

		Initial Cost			Gross Amount at Which
		to Company		Cost	Carried at Close of Period
			Buildings	Capitalized		Buildings
			and	Subsequent to		and		Accumulated	Date	Date Acquired/	Depreciable
Description	Encumbrances(1)	Land	Improvements	Acquisition	Land	Improvements	Total(2)	Depreciation	Completed	Placed in Service	Lives—Years

Grander(5)	—	4,000,000	—	3,915,613	4,000,000	3,915,613	7,915,613	—	N/A	2006	N/A
Southgate at Fairview(3)	—	1,993,941	—	9,482,581	1,993,941	9,482,581	11,476,522	—	2007	2005	N/A
Spanish Oaks(5)	—	4,950,000	—	9,132,873	4,950,000	9,132,873	14,082,873	—	N/A	2006	N/A
Active Development Projects:
Colonial Center TownPark 400	—	3,301,914	—	13,298,957	3,301,914	13,298,957	16,600,871	—	N/A	1999	N/A
Colonial Grand at Ashton Oaks	—	3,659,400	—	2,058,600	3,659,400	2,058,600	5,718,000	—	N/A	2007	N/A
Colonial Grand at Ayrsley	—	4,261,351	—	22,298,649	4,261,351	22,298,649	26,560,000	—	N/A	2006	N/A
Colonial Grand at Azure	—	6,016,000	—	839,000	6,016,000	839,000	6,855,000	—	N/A	2007	N/A
Colonial Grand at Cityway (formerly Ridell Ranch)	—	3,656,250	—	833,750	3,656,250	833,750	4,490,000	—	N/A	2006	N/A
Colonial Grand at Desert Vista	—	12,000,000	—	3,621,000	12,000,000	3,621,000	15,621,000	—	N/A	2007	N/A
Colonial Grand at Hampton Preserve	—	10,500,000	—	1,160,000	10,500,000	1,160,000	11,660,000	—	N/A	2007	N/A
Colonial Grand at Huntersville	—	3,593,366	—	18,494,634	3,593,366	18,494,634	22,088,000	—	N/A	2006	N/A
Colonial Grand at Onion Creek (formerly Double Creek)	—	3,505,449	—	10,626,551	3,505,449	10,626,551	14,132,000	—	N/A	2005	N/A
Colonial Grand at Randal Park	—	7,200,000	—	3,468,000	7,200,000	3,468,000	10,668,000	—	N/A	2006	N/A
Colonial Grand at Shelby Farms II(3)	—	10,113,000	—	2,188,000	10,113,000	2,188,000	12,301,000	—	N/A	2006	N/A
Colonial Grand at South End	—	9,382,091	—	765,910	9,382,091	765,910	10,148,000	—	N/A	2007	N/A
Colonial Grand at Sweetwater	—	5,238,000	—	1,095,000	5,238,000	1,095,000	6,333,000	—	N/A	2006	N/A
Colonial Grand at Thunderbird	—	6,500,500	—	1,165,500	6,500,500	1,165,500	7,666,000	—	N/A	2007	N/A
Colonial Grand at Wakefield	—	3,573,196	—	828,804	3,573,196	828,804	4,402,000	—	N/A	2007	N/A
Colonial Pinnacle Tannehill	—	19,097,386	—	2,555,821	19,097,386	2,555,821	21,653,207	—	N/A	2006	N/A
Colonial Pinnacle Tutwiler Farm	—	4,682,430	—	1,292,006	4,682,430	1,292,006	5,974,436	—	N/A	2005	N/A
Colonial Promenade Craft Farms II	—	1,207,040	—	251,615	1,207,040	251,615	1,458,655	—	N/A	2007	N/A
Colonial Promenade Huntsville	—	8,047,720	—	507,972	8,047,720	507,972	8,555,692	—	N/A	2007	N/A
Colonial Village at Godley Lake	—	1,053,307	—	9,181,693	1,053,307	9,181,693	10,235,000	—	N/A	2007	N/A
Colonial Village at Matthews Commons	—	2,026,288	—	877,712	2,026,288	877,712	2,904,000	—	N/A	2007	N/A
Craft Farms Mixed Use	—	4,400,000	—	2,932,002	4,400,000	2,932,002	7,332,002	—	N/A	2004	N/A
Enclave (formerly The Renwick)(5)	—	4,074,823	—	17,784,872	4,074,823	17,784,872	21,859,695	—	N/A	2005	N/A
Metropolitan Midtown	—	4,500,000	—	62,976,358	4,522,908	62,953,450	67,476,358	—	N/A	2006	N/A
Woodlands — Craft Farms Residential	—	15,300,000	—	13,006,265	15,300,000	13,006,265	28,306,265	—	N/A	2004	N/A
Other Miscellaneous Projects	—	—	—	10,861,507	—	10,861,507	10,861,507	—	N/A	N/A	N/A
Condominium Conversion Properties:

		Initial Cost			Gross Amount at Which
		to Company		Cost	Carried at Close of Period
			Buildings	Capitalized		Buildings
			and	Subsequent to		and		Accumulated	Date	Date Acquired/	Depreciable
Description	Encumbrances(1)	Land	Improvements	Acquisition	Land	Improvements	Total(2)	Depreciation	Completed	Placed in Service	Lives—Years

Azur at Metrowest(3)	—	3,421,000	22,592,957	(24,223,190)	220,000	1,570,767	1,790,767	—	1997	2003	3-40 Years
Capri at Hunter’s Creek(3)	—	8,781,859	10,914,351	(18,558,556)	85,005	1,052,649	1,137,654	—	1999	1998	3-40 Years
Unimproved Land:
Breland Land	—	9,842,761		25,502	9,842,761	25,502	9,868,263	—	N/A	2005	N/A
Canal Place and Infrastructure	—	10,951,968	—	5,058,136	10,951,968	5,058,136	16,010,104	—	N/A	2005	N/A
Colonial Center Town Park 500	—	2,903,795	—	1,201,230	2,903,795	1,201,230	4,105,025	—	N/A	1999	N/A
Colonial Promenade Burnt Store	—	615,380	—	—	615,380	—	615,380	—	N/A	1994	N/A
Heathrow Land and Infrastructure	—	12,250,568	—	1,964,345	12,560,568	1,654,345	14,214,913	—	N/A	2002	N/A
Lakewood Ranch	—	479,900	—	788,249	479,900	788,249	1,268,149	—	N/A	1999	N/A
Randal Park	—	33,686,904	—	11,693,502	33,686,904	11,693,502	45,380,406	—	N/A	2006	N/A
Town Park Land and Infrastructure		6,600,000	—	2,456,799	6,600,000	2,456,799	9,056,799	—	N/A	1999	N/A
Corporate Assets:	—	—	—	18,353,168	—	18,383,168	18,353,168	(9,567,076)	N/A	N/A	3-7 Years

	$61,808,359	$615,349,307	$1,850,989,511	$787,414,499	$611,433,179	$2,642,350,138	$3,253,753,317	$(327,754,602)

NOTES TO SCHEDULE III
COLONIAL PROPERTIES TRUST
December 31, 2007

(1)	See description of mortgage notes payable in Note 11 of Notes to Consolidated Financial Statements.

(2)	The aggregate cost for Federal Income Tax purposes was approximately $1.8 billion at December 31, 2007.

(3)	Amounts include real estate assets classified as held for sale at December 31, 2007.

(4)	During 2007, the Company is leasing the remaining units at these previously classified condominium conversions.

(5)	These projects are net of an impairment charge of approximately $43 millon which was recorded during 2007.

(6)	The following is a reconciliation of real estate to balances reported at the beginning of the year:

Reconciliation of Real Estate

	2007		2006	2005

Real estate investments:
Balance at beginning of year	$4,492,418,562		$4,554,093,225	$3,091,323,963
Acquisitions of new property	147,800,000		349,888,353	2,150,264,089
Improvements and development	342,861,295	(a)	470,553,525	254,999,732
Dispositions of property	(1,729,326,540)		(882,116,541)	(942,494,559)

Balance at end of year	$3,253,753,317		$4,492,418,562	$4,554,093,225

Reconciliation of Accumulated Depreciation

	2007	2006	2005

Accumulated depreciation:
Balance at beginning of year	$495,268,312	$463,109,242	$505,988,402
Depreciation	114,044,627	148,887,070	135,929,433
Depreciation of disposition of property	(281,558,337)	(116,728,000)	(178,808,593)

Balance at end of year	$327,754,602	$495,268,312	$463,109,242

(a)	This amount is net of an impairment charge of approximately $43 million which was recorded during 2007.

Colonial Properties Trust

Index to Exhibits

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Distributions
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Weiser LLP
23.3	Consent of PricewaterhouseCoopers LLP
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002