Form 10-Q
period 2008-06-30
COLONIAL PROPERTIES TRUST
filed 2008-08-08
CIK 909111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 1-12358
COLONIAL PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Alabama (State or other jurisdiction of incorporation or organization)	59-7007599 (IRS Employer Identification Number)
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
As of August 4, 2008, Colonial Properties Trust had 47,881,560 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
INDEX TO FORM 10-Q

*	Review by Independent Registered Public Accounting Firm
Review of the interim consolidated condensed financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 and 2007 has been performed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. The independent accountants’ report on the Company’s interim consolidated condensed financial information is included on page 26. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and therefore, the independent accountants’ liability under Section 11 does not extend to it.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
Land, buildings & equipment	$2,547,648	$2,431,082
Undeveloped land and construction in progress	515,356	531,410
Less: Accumulated depreciation	(326,995)	(290,134)
Real estate assets held for sale, net	278,145	253,641

Net real estate assets	3,014,154	2,925,999

Cash and cash equivalents	33,825	93,033
Restricted cash	34,771	10,005
Accounts receivable, net	14,003	25,534
Notes receivable	61,879	30,756
Prepaid expenses	8,766	8,845
Deferred debt and lease costs	15,552	15,636
Investment in partially-owned entities	49,203	69,682
Deferred tax asset	18,204	19,897
Other assets	34,437	30,443

Total assets	$3,284,794	$3,229,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$1,564,285	$1,575,921
Unsecured credit facility	184,707	39,316
Mortgages payable related to real estate assets held for sale	—	26,602

Total debt	1,748,992	1,641,839

Accounts payable	37,121	69,051
Accrued interest	22,087	23,064
Accrued expenses	24,620	16,425
Other liabilities	41,623	19,123

Total liabilities	1,874,443	1,769,502

Minority interest:
Preferred units	100,000	100,000
Common units	201,131	217,104
Limited partners’ interest in consolidated partnerships	2,115	2,439

Total minority interest	303,246	319,543

Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,116,250 and 5,000,000 depositary shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4	5
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 53,497,984 and 52,839,699 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	535	528
Additional paid-in capital	1,567,102	1,577,030
Cumulative earnings	1,352,586	1,320,710
Cumulative distributions	(1,657,199)	(1,601,267)
Treasury shares, at cost; 5,623,150 shares at June 30, 2008 and December 31, 2007	(150,163)	(150,163)
Accumulated other comprehensive loss	(5,760)	(6,058)

Total shareholders’ equity	1,107,105	1,140,785

Total liabilities and shareholders’ equity	$3,284,794	$3,229,830

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Minimum rent	$63,974	$87,826	$126,545	$179,180
Tenant recoveries	1,374	4,431	2,241	9,664
Other property related revenue	8,294	8,641	15,747	16,076
Construction revenues	569	8,068	8,449	20,853
Other non-property related revenue	5,151	5,312	10,449	8,554

Total revenue	79,362	114,278	163,431	234,327

Expenses:
Property operating expenses	18,688	24,839	37,048	49,549
Taxes, licenses and insurance	9,103	11,859	18,470	24,463
Construction expenses	564	7,495	7,830	19,866
Property management expenses	2,072	3,598	4,313	7,085
General and administrative expenses	5,789	8,040	11,570	14,018
Management fee and other expense	4,346	4,034	8,031	6,977
Restructuring charges	—	1,528	—	1,528
Investment and development	108	315	877	454
Depreciation	23,038	28,941	44,956	60,105
Amortization	972	3,182	1,743	8,907

Total operating expenses	64,680	93,831	134,838	192,952

Income from operations	14,682	20,447	28,593	41,375

Other income (expense):
Interest expense and debt cost amortization	(18,280)	(27,073)	(36,947)	(54,205)
Gains (losses) on retirement of debt	2,730	(9,370)	8,201	(9,433)
Interest income	1,184	2,092	1,976	4,223
Income from partially-owned unconsolidated entities	2,037	(2,090)	12,307	4,723
Gains from sales of property, net of income taxes of $1,297 (Q2) and $1,690 (YTD) in 2008 and $100 (Q2) and $847 (YTD) in 2007	3,334	289,565	5,277	290,889
Income taxes and other	(192)	59	595	(174)

Total other income (expense)	(9,187)	253,183	(8,591)	236,023

Income before minority interest and discontinued operations	5,495	273,630	20,002	277,398

Minority interest of limited partners	5	82	9	225
Minority interest in CRLP — common unitholders	(247)	3,915	(1,991)	4,369
Minority interest in CRLP — preferred unitholders	(1,813)	(1,813)	(3,639)	(3,624)

Income from continuing operations	3,440	275,814	14,381	278,368

Income from discontinued operations	5,436	1,501	9,752	8,267
Gain on disposal of discontinued operations, net of income taxes (benefit) of $0 (Q2) and ($1) (YTD) in 2008 and $156 (Q2) and $1,684 (YTD) in 2007	4,116	39,335	7,017	74,136
Minority interest in CRLP from discontinued operations	(1,655)	(7,484)	(2,922)	(15,205)
Minority interest of limited partners	—	(32)	13	(73)

Income from discontinued operations	7,897	33,320	13,860	67,125

Net income	11,337	309,134	28,241	345,493

Dividends to preferred shareholders	(2,180)	(3,870)	(4,668)	(8,361)
Preferred share issuance costs write-off, net of discount	(83)	(330)	(267)	(330)

Net income available to common shareholders	$9,074	$304,934	$23,306	$336,802

Net income per common share — Basic:
Income from continuing operations	$0.02	$5.88	$0.20	$5.85
Income from discontinued operations	0.17	0.72	0.30	1.46

Net income per common share — Basic	$0.19	$6.60	$0.50	$7.31

Net income per common share — Diluted:
Income from continuing operations	$0.02	$5.80	$0.20	$5.77
Income from discontinued operations	0.17	0.71	0.30	1.44

Net income per common share — Diluted	$0.19	$6.51	$0.50	$7.21

Weighted average common shares outstanding:
Basic	46,927	46,222	46,892	46,094
Diluted	47,095	46,875	47,061	46,734

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$11,337	$309,134	$28,241	$345,493
Other comprehensive income
Unrealized gain (loss) on cash flow hedging activities	—	47	—	(138)
Change in additional minimum pension liability	—	1,600	—	1,600

Comprehensive income	$11,337	$310,781	$28,241	$346,955

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$28,241	$345,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,589	74,807
Income from unconsolidated entities	(12,306)	(4,225)
Distribution to preferred unitholders of CRLP	3,640	3,626
Minority interest in CRLP	4,917	10,836
Gains from sales of property	(13,983)	(367,813)
Impairment	—	2,500
(Gain) loss on retirement of debt	(8,201)	12,556
Prepayment penalties	—	(29,207)
Distributions of income from unconsolidated entities	7,034	5,253
Change in:
Restricted cash	(766)	5,389
Accounts receivable	11,531	(4,703)
Prepaid expenses	79	5,414
Other assets	5,096	(5,489)
Change in:
Accounts payable	(19,977)	(2,099)
Accrued interest	(977)	(3,919)
Accrued expenses and other	10,675	13,677

Net cash provided by operating activities	64,592	62,096

Cash flows from investing activities:
Acquisition of properties	(7,369)	(125,400)
Development expenditures	(193,670)	(172,056)
Tenant improvements and leasing commissions	(2,581)	(10,860)
Capital expenditures	(10,876)	(13,352)
Proceeds from sales of property, net of selling costs	68,636	813,254
Issuance of notes receivable	(7,896)	(15,153)
Repayments of notes receivable	4,573	40,066
Distributions from unconsolidated entities	29,002	15,474
Capital contributions to unconsolidated entities	(5,286)	(9,587)
Sale of securities	3,636	—

Net cash provided by (used in) investing activities	(121,831)	522,386

Cash flows from financing activities:
Proceeds from additional borrowings	57,600	818,813
Proceeds from dividend reinvestment plan and exercise of stock options	840	11,804
Principal reductions of debt	(102,924)	(432,984)
Payment of debt issuance costs	(1,566)	—
Net change in revolving credit balances and overdrafts	131,317	(182,802)
Dividends paid to common and preferred shareholders	(55,932)	(73,228)
Special distributions	—	(506,515)
Distributions to minority partners in CRLP	(9,992)	(16,534)
Redemption of Preferred Series E Shares	—	(104,768)
Repurchase of Preferred Series D Shares	(21,312)	—
Other financing activities, net	—	331

Net cash used in financing activities	(1,969)	(485,883)

(Decrease) increase in cash and cash equivalents	(59,208)	98,599
Cash and cash equivalents, beginning of period	93,033	87,647

Cash and cash equivalents, end of period	$33,825	$186,246

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$48,816	$76,154
Cash paid during the period for income taxes	$4,881	$4,463

Supplemental disclosure of non-cash transactions:
Cash flow hedging activities	$—	$(138)
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2008
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
Note 1 — Organization and Business
     As used herein, “the Company” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”) and one or more of its subsidiaries and other affiliates, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial and residential real estate property and for-sale residential property. The Company’s activities include full or partial ownership and operation of a portfolio of 191 properties as of June 30, 2008, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2008, including properties in lease-up, the Company owns interests in 119 multifamily apartment communities (including 104 wholly-owned consolidated properties and 15 properties partially-owned through unconsolidated joint venture entities), 47 office properties (including two wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint venture entities) and 25 retail properties (including four wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities).
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
     In June 2007, the Company sold to DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”) its 69.8% interest in a newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. The Company, through a subsidiary of CRLP, retained a 15% minority interest in the DRA/CLP JV (see Note 9), as well as management and leasing responsibilities for the 26 properties. DRA also purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As a result, interests in the DRA/CLP JV are currently held by DRA, a subsidiary of CRLP and certain limited partners of CRLP that did not elect to sell their interests in the DRA/CLP JV. Total sales proceeds from the sale of the Company’s 69.8% interest were approximately $379.0 million. The Company recorded a net gain of approximately $211.8 million on the sale of its 69.8% interest. The Company also deferred a gain of approximately $7.2 million as a result of certain obligations it assumed in the transaction. During 2007, the Company recognized approximately $3.0 million of this deferred gain as a result of a reduction of the related obligation. The Company has not recognized any of this deferred gain during 2008. In May 2008, certain members in the DRA/CLP JV exercised an option to sell membership interests totaling approximately $1.7 million. DRA purchased selling members’ units with cash increasing its ownership interest in the joint venture from 72.4% to 73.3%. The Company’s ownership interest in the DRA/CLP JV remains at 15.0%.
     In June 2007, the Company sold to OZRE Retail, LLC (“OZRE”) its 69.8% interest in a newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. The Company, through a subsidiary of CRLP, retained a 15% minority interest in the OZRE JV (see Note 9), as well as management and leasing responsibilities for the 11 properties. OZRE also purchased interests in the OZRE JV from limited partners of CRLP. As a result, interests in the OZRE JV are held by OZRE, a subsidiary of CRLP, and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV to OZRE. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. The Company recorded a net gain of approximately $64.7 million on the sale of its 69.8%

interest. The Company also deferred a gain of approximately $8.5 million as a result of certain obligations it assumed in the transaction. During 2007, the Company recognized approximately $5.5 million of this deferred gain as a result of a reduction of the related obligation. The Company has not recognized any of this deferred gain during 2008. In June 2008, certain members in the OZRE JV exercised an option to sell membership interests totaling approximately $9.1 million to OZRE JV. The redeemed units were cancelled by the OZRE JV increasing OZRE’s ownership interest from 72.5% to 82.7% and the Company’s ownership interest from 15.0% to 17.1%.
     In connection with the office and retail joint venture transactions, 85% of the DRA/CLP JV and the OZRE JV membership units were distributed to the Company and all limited partners of CRLP on a pro rata basis. The Company recorded these distributions at book value.
     Also, during 2007, the Company completed the outright sale of an additional 11 retail assets for an aggregate sales price of $129.0 million. In addition, during 2007, the Company sold a 90% owned retail property for a sales price of $74.4 million.
     As a result of the above joint venture transactions, the Company paid a special distribution of $10.75 per share during the second quarter of 2007. The remaining proceeds from these transactions were used to pay down the Company’s outstanding indebtedness.
Note 3 — Summary of Significant Accounting Policies
     Basis of Presentation
     The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned an approximate 83.4% interest in CRLP at June 30, 2008. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. CRLP, an SEC registrant, files separate financial statements under the Securities and Exchange Act of 1934, as amended. The Company allocates income to the minority interest in CRLP based on the weighted average minority ownership percentage for the periods presented in the Consolidated Condensed Statements of Income and Comprehensive Income. At the end of each period, the Company adjusts the Consolidated Condensed Balance Sheet for CRLP’s minority interest balance based on the minority ownership percentage at the end of the period.
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
     The Company recognizes minority interest in its Consolidated Condensed Balance Sheets for partially-owned entities that the Company consolidates. The minority partners’ share of current operations is reflected in minority interest of limited partners in the Consolidated Condensed Statements of Income.
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
     The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to the Company and engages in for-sale development and condominium conversion activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes was $1.1 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively. CPSI’s effective income tax rate was 39.5% for the three months ended June 30, 2008 and 2007. CPSI’s consolidated provision for income taxes was $1.7 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively. CPSI’s effective income tax rate was 39.0% and 38.6% for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company had a net deferred tax asset of approximately $18.2 million and $19.9 million, respectively, which resulted primarily from the impairment charge recorded during 2007 related to the Company’s for-sale residential properties (see Note 5 for additional discussion). The Company has assessed the recoverability of this asset and believes that, as of June 30, 2008, recovery is more likely than not based upon future taxable income and the ability to carry back taxable losses to 2006 and 2007.
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
     Unaudited Interim Statements
     The consolidated condensed financial statements as of and for the three and six months ended June 30, 2008 and 2007 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal, recurring nature, except for the items discussed in Note 2 above.
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
     Notes Receivable
     The Company records notes receivable at cost. Notes receivable consist primarily of the following:
(1)	a promissory note of approximately $28.9 million that relates to a for-sale residential project in which the Company has a 40% interest (see Note 9 for additional discussion). The note is secured by a first mortgage interest with an original maturity date of July 1, 2008 and a rate of 8.25%. There are two six-month extension options available, the first of which has been exercised.

(2)	short-term seller financing related to the sale of Colonial Grand at Shelby Farms I & II for approximately $27.8 million with an original maturity date of July 27, 2008 and a rate of 6.50%. There are two 30-day extension options available at a rate of 8.0% and 12.0%, respectively. As of July 27, 2008, the buyer had exercised the first extension option.
The Company evaluates the collectability of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. The Company had recorded accrued interest related to its outstanding notes receivable of $1.5 million as of June 30, 2008 and December 31, 2007. As of June 30, 2008, the Company had a reserve recorded against its outstanding notes receivable and accrued interest of approximately $1.3 million. The weighted average interest rate on the notes receivable is approximately 5.7% and 8.1% per annum as of June 30, 2008 and December 31, 2007, respectively. Interest income is recognized on an accrual basis.
     Performance Awards
     On April 26, 2006, the Executive Compensation Committee of the Board of Trustees of the Company adopted a new incentive program in which seven executive officers of the Company participate. Part of the program provides for an opportunity to earn a performance bonus, based on absolute and relative total shareholder return over a three-year period beginning January 1, 2006 and ending December 31, 2008 (the “Performance Period”).
     Performance payments, if earned, will be paid in cash, common shares, or a combination of the two. Each performance award has specified threshold, target and maximum payout amounts. The payout amounts range from $500,000 to $6,000,000 per participant. Amounts earned related to performance awards are based on absolute and relative Total Shareholder Return over the three year period from January 1, 2006 to December 31, 2008. Total Shareholder Return is equal to the change in the price per common share of the Company plus dividends paid on the Company’s common shares. Awards to be earned are equal to the greater of the Company’s Total Shareholder Return as compared to certain percentage thresholds (absolute Total Shareholder Return) or the Company’s Total Shareholder Return as compared to a peer group of companies (relative Total Shareholder Return). The Company determined that the performance awards contained a market condition.
     The Company used a third party valuation firm to assist in valuing these awards using a binomial model. The significant assumptions used to measure the fair value of the performance awards are as follows:
•	risk-free rate,

•	expected standard deviation of returns (i.e., volatility),

•	expected dividend yield, and

•	correlation in stock price movement.
The risk-free rate was set equal to the yield, for the term of the remaining duration of the performance period, on treasury securities as of April 26, 2006 (the grant date). The data was obtained from the Federal Reserve for constant maturity treasuries for 2-year and 3-year bonds. Standard deviations of stock price movement for the Company and its peer companies (as defined by the Board of Trustees of the Company) were set equal to the annualized daily volatility measured over the 3-year period ending on April 26, 2006. Annual stock price correlations over the ten-year period from January 1, 1996 through December 31, 2005, for a total of 595 correlation measurements, were examined. The average correlation was 0.54.
     To calculate Total Shareholder Return for each company that was defined by the Company’s Board of Trustees as a peer, the Company compared the projected December 31, 2008 stock price plus the expected cumulative dividends paid during the performance measurement period to the actual closing price on December 31, 2005. The last (normalized) dividend payment made for each such company in 2005 was annualized and this annual dividend amount was assumed to be paid in each year of the performance measurement period.
     Due to the fact that the form of payout (cash, common shares, or a combination of the two) is determined solely by the Company’s Board of Trustees, and not the employee, the grant was valued as an equity award. Additionally, it is the Company’s intention to pay all awards in the Company’s common shares.
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
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. As discussed above, SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how the Company determines fair value, and has resulted in certain additional disclosures (see Note 3). The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and does not expect this adoption to have a material effect on its consolidated results of operations or financial position but will enhance the level of disclosure for assets and liabilities recorded at fair value.
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
Note 4 — Acquisition and Disposition Activity
     Property Acquisitions
     During the first quarter of 2008, the Company acquired the remaining interest in one multifamily apartment community containing 270 units that was previously unconsolidated by the Company. The Company acquired this interest for approximately $18.4 million, consisting of the assumption of $14.7 million of existing mortgage debt ($3.7 million of which was previously unconsolidated by the Company as a 25% partner) and $7.4 million of cash funded through proceeds from asset sales.
     On April 17, 2008, the Company acquired 139 acres of land for $22.0 million to be used for the development of Colonial Pinnacle Nor du Lac, a 743,000 square feet retail shopping center, 531,000 square feet excluding anchor-owned square footage, located in Covington, Louisiana. This acquisition of land was funded from borrowings under the Company’s unsecured line of credit. This project, if developed as anticipated, is expected to cost approximately $146.7 million, which excludes $24.0 million of community development district special assessment bonds that were issued in April 2008 and will be utilized to fund certain infrastructure costs (see Note 12 for additional discussion).
     Property Dispositions
     During the first quarter of 2008, the Company disposed of its 10%-15% ownership interest in four multifamily apartment communities consisting of 884 units for an aggregate sales price of $11.2 million. In addition, the Company disposed of one wholly-owned office property totaling 37,000 square feet for a sales price of $3.1 million. The Company also disposed of its 10% interest in a retail joint venture containing six retail malls totaling 3.9 million square feet for approximately $38.3 million. The proceeds from the sale of these assets were used to fund future investment activities and for general corporate purposes.
     During the first and second quarter of 2008, the Company disposed of a portion of its interest in the Bluerock tenancy in common (“TIC”) investment through a series of eight transactions. Effectively, the Company’s interest was reduced from 40.0% to 13.8% as part of the overall plan to reduce its interest down to 10% (see Note 9 for additional discussion).
     On May 15, 2008, the DRA/CRT joint venture distributed Decoverly, a 156,000 square foot office asset located in Rockville, Maryland, to its equity partners (85% to DRA and 15% to the Company). Subsequently, DRA purchased the Company’s 15% interest in the asset (see Note 9 for additional discussion).
     On June 16, 2008, the Company disposed of its 10% interest in Stone Ridge, a 191-unit multifamily apartment community located in Columbia, South Carolina (see Note 9 for additional discussion).
     During June 2008, the Company disposed of five wholly-owned apartment communities in two separate transactions for gross proceeds of $81.8 million. The Company recognized a gain of approximately $7.8 million ($6.9 million net of income taxes) in aggregate on the sale of these five assets.

•	On June 25, 2008, the Company sold the following properties:

			Sale
Property Name	Location	Units	Proceeds
Colonial Village at Bear Creek	Fort Worth, TX	120	$6.0
Colonial Village at Pear Ridge	Dallas, TX	242	$15.5
Colonial Village at Bedford	Fort Worth, TX	238	$12.0
Cottonwood Crossing	Fort Worth, TX	200	$7.3
•	On June 27, 2008, the Company disposed of Colonial Grand at Shelby Farms I & II, a 450-unit multifamily apartment community located in Memphis, Tennessee. The Company sold this asset for approximately $41.0 million. Colonial Grand at Shelby Farms II, a newly completed expansion phase that was developed by the Company’s taxable REIT subsidiary, represented $2.8 million ($1.7 million net of income taxes), of the total gain. The sale of this asset included short-term seller financing of $27.8 million (see Note 3 for additional discussion), therefore, the Company maintained a continuing interest in this property. The seller-financing provided in this transaction has been treated as a non-cash investing activity in the Company’s Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2008.
The proceeds from these transactions will be used to fund future investment activities and for general corporate purposes.
     In accordance with SFAS No. 144, net income and gain on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the three and six months ended June 30, 2008 and 2007, all of the operating properties sold with no continuing interest were classified as discontinued operations. The following is a listing of the properties the Company disposed of in 2008 and 2007 that are classified as discontinued operations:

			Units/ Square
Property	Location	Date Sold	Feet
Multifamily
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200
Mayflower Seaside	Virginia Beach, VA	June 2007	265
Cape Landing	Myrtle Beach, SC	June 2007	288
Colonial Grand at Natchez Trace	Jackson, MS	June 2007	328
Colonial Grand at The Reservoir	Jackson, MS	June 2007	170
Colonial Grand at Promenade	Montgomery, AL	February 2007	384
Beacon Hill	Charlotte, NC	January 2007	349
Clarion Crossing	Raleigh, NC	January 2007	260
Colonial Grand at Enclave	Atlanta, GA	January 2007	200
Colonial Village at Poplar Place	Atlanta, GA	January 2007	324
Colonial Village at Regency Place	Raleigh, NC	January 2007	180
Colonial Village at Spring Lake	Atlanta, GA	January 2007	188
Colonial Village at Timothy Woods	Athens, GA	January 2007	204

Office
250 Commerce Center	Montgomery, AL	February 2008	37,000

Retail
Village on the Parkway	Dallas, TX	July 2007	380,500
Britt David Shopping Center	Columbus, GA	July 2007	102,600
Colonial Mall Decatur	Huntsville, AL	July 2007	576,100
Colonial Mall Lakeshore	Gainesville, GA	July 2007	518,300
Colonial Mall Staunton	Staunton, VA	July 2007	424,000
Colonial Mayberry Mall	Mount Airy, NC	July 2007	206,900
Colonial Promenade Montgomery	Montgomery, AL	July 2007	209,100
Colonial Promenade Montgomery North	Montgomery, AL	July 2007	209,900
Colonial Shoppes Bellwood	Montgomery, AL	July 2007	87,500
Colonial Shoppes McGehee Place	Montgomery, AL	July 2007	98,300
Colonial Shoppes Quaker Village	Greensboro, NC	July 2007	101,900
Olde Town Shopping Center	Montgomery, AL	July 2007	38,700
Colonial Shoppes Wekiva	Orlando, FL	May 2007	208,600
Colonial Shoppes Bear Lake	Orlando, FL	April 2007	131,300
Colonial Shoppes Yadkinville	Yadkinville, NC	March 2007	90,917
Rivermont Shopping Center	Chattanooga, TN	February 2007	73,481
     Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, the Company does not intend to retain a continuing interest in the property, and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of June 30, 2008, the Company had classified 13 multifamily assets containing 3,597 units as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $216.4 million as of June 30, 2008, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of June 30, 2008. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented in accordance with SFAS No. 144. Depreciation expense and amortization expense suspended as a result of assets being classified as held for sale for the three and six months ended June 30, 2008 was approximately $1.9 million and $2.8 million, respectively. There is no depreciation expense or amortization expense suspended as a result of these assets being classified as held for sale during the three and six months ended June 30, 2007.

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
     Below is a summary of the operations of the properties sold or classified as held for sale during the three and six months ended June 30, 2008 and 2007 that are classified as discontinued operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30,		June 30,
	2008	2007	2008	2007
Property revenues:
Base rent	$8,727	$17,000	$17,617	$35,504
Tenant recoveries	(3)	1,399	2	3,058
Other revenue	1,105	1,755	2,234	3,318

Total revenues	9,829	20,154	19,853	41,880

Property operating and administrative expenses	3,864	7,826	7,799	16,613
Impairment	—	2,500	—	2,500
Depreciation and amortization	529	3,201	2,302	6,938

Total expenses	4,393	13,527	10,101	26,051

Interest expense, net	—	(2,007)	—	(4,433)
Other expenses	—	(3,119)	—	(3,129)

Income from discontinued operations before net gain on disposition of discontinued operations	5,436	1,501	9,752	8,267
Net gain on disposition of discontinued operations	4,116	39,335	7,017	74,136
Minority interest in CRLP from discontinued operations	(1,655)	(7,484)	(2,922)	(15,205)
Minority interest of limited partners	—	(32)	13	(73)

Income from discontinued operations	$7,897	$33,320	$13,860	$67,125

Note 5 — For-Sale Activities and Impairment
     For-Sale Residential Activities
     During the three months ended June 30, 2008 and 2007, the Company, through CPSI, disposed of two and 49 condominium units, respectively, at the Company’s condominium conversion properties. During the three months ended June 30, 2008 and 2007, the Company, through CPSI, sold 22 and 24 units at its for-sale residential development properties, respectively. During the three months ended June 30, 2008 and 2007, gains from sales of property on the Company’s Consolidated Condensed Statements of Income and Comprehensive Income included $0.6 million ($0.4 million net of income taxes) and $1.9 million ($1.7 million net of income taxes), respectively, from these condominium and for-sale residential sales. During the six months ended June 30, 2008 and 2007, gains from sales of property on the Company’s Consolidated Condensed Statements of Income and Comprehensive Income included $0.7 million ($0.5 million net of income taxes) and $12.0 million ($9.6 million net of income taxes), respectively, from these condominium and for-sale residential sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities for the three and six months ended June 30, 2008 and 2007:

(amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Condominium revenues, net	$303	$9,675	$303	$43,754
Condominium costs	(249)	(8,152)	(249)	(34,285)

Gains on condominium sales, before minority interest and income taxes	54	1,523	54	9,469

For-sale residential revenues, net	6,341	6,701	9,117	15,960
For-sale residential costs	(5,767)	(6,353)	(8,510)	(13,370)

Gains on for-sale residential sales, before minority interest and income taxes	574	348	607	2,590

Minority interest	—	82	—	224
Provision for income taxes	(186)	(149)	(154)	(2,424)

Gains on condominium conversions, for-sale residential sales and developments, net of minority interest and income taxes	$442	$1,804	$507	$9,859

     For-sale residential projects under development of $63.5 million and $96.0 million as of June 30, 2008 and December 31, 2007, respectively, are reflected as construction in progress in the accompanying Consolidated Condensed Balance Sheets. This decrease can be attributed to for-sale residential projects that are now classified as held for sale. For-sale residential projects of approximately $58.9 million and $22.2 million are reflected in real estate assets held for sale as of June 30, 2008 and December 31, 2007, respectively. During 2007, a $42.1 million non-cash impairment charge was recorded on the Company’s wholly-owned for-sale residential properties. All for-sale residential amounts above are net of this impairment charge.
     The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For the three months ended June 30, 2008 and 2007, gains on condominium unit sales, net of income taxes, of $0.1 million and $1.6 million, respectively, are included in discontinued operations. For the six months ended June 30, 2008 and 2007, gains on condominium unit sales, net of income taxes, of $0.1 million and $8.3 million, respectively, are included in discontinued operations. Condominium conversion properties are reflected in the accompanying Consolidated Condensed Balance Sheets as part of real estate assets held for sale, and totaled $2.8 and $2.9 million as of June 30, 2008 and December 31, 2007, respectively.
     For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
     Impairment
     During the three months ended June 30, 2008, the condominium and single family housing markets remained soft due to increasing mortgage financing rates, the limited availability of sub-prime lending and other types of mortgages, and an oversupply of such assets, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market declined primarily due to lack of demand. During 2007, the Company recorded a non-cash impairment charge of $43.3 million ($26.8 million net of income tax) to reduce the carrying value of certain of its for-sale residential developments to their estimated fair market value. An increase in construction costs (partially related to the dispute and litigation with a general contractor — See Note 12 for additional discussion) during development was also factored into the impairment charge recorded during 2007. The Company utilized a probability weighted discounted future cash flow analysis, which incorporates available market information and other assumptions made by management. The impairment charge recorded during 2007 was primarily related to the for-sale residential projects located in Gulf Shores, Alabama (the Cypress Village project and the Grander condominium development), one condominium project in Charlotte, North Carolina (The Enclave) and one unconsolidated townhouse project in Atlanta, Georgia (Regents Park), in which the Company is a 40% owner. The Enclave condominium project and a portion of the Cypress Village project are now being developed / leased as multifamily apartment communities.
     The Company calculates the fair values of its for-sale residential projects evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects the Company can sell, the timing of the sales and/or the prices at which the Company can sell them. If the Company is unable to sell projects, it may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of the Company’s assets as reflected on its balance sheet and adversely affect shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
     Developments
     During the first quarter of 2008, the Company recorded gains on sales of commercial developments totaling $1.5 million, net of income taxes. These amounts relate to changes in development cost estimates, including stock-based compensation costs that were capitalized into certain of the Company’s commercial developments that were sold in previous periods.
     On June 27, 2008, the Company recorded a gain on sale of $2.8 million ($1.7 million net of income taxes), from the Colonial Grand at Shelby Farms II multifamily expansion phase development (see Note 4 for additional discussion).
Note 6 — Net Income Per Share
     For the three and six months ended June 30, 2008 and 2007, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common share is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(amounts in thousands)	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$3,440	$275,814	$14,381	$278,368
Less:
Preferred stock dividends	(2,180)	(3,870)	(4,668)	(8,361)
Preferred share issuance costs write-off, net of discount	(83)	(330)	(267)	(330)

Income from continuing operations available to common shareholders	$1,177	$271,614	$9,446	$269,677

Denominator:
Denominator for basic net income per share — weighted average common shares	46,927	46,222	46,892	46,094
Effect of dilutive securities	168	653	169	640

Denominator for diluted net income per share — adjusted weighted average common shares	47,095	46,875	47,061	46,734

     For the three months ended June 30, 2008 and 2007, options to purchase 546,353 and 116,242 shares at a weighted average exercise price of $31.69 and $39.33, respectively, were outstanding but were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the six months ended June 30, 2008 and 2007, options to purchase 546,353 and 226,208 shares at a weighted average exercise price of $31.69 and $38.33, respectively, were outstanding but were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. In connection with the special distribution paid by the Company during 2007 (See Note 2), the exercise price of all of the Company’s then outstanding options was reduced by $10.63 per share for all periods presented as required under the terms of the Company’s option plans.

Note 7 — Shareholders’ Equity
     The following table presents the changes in the issued common shares of beneficial interest since December 31, 2007 (excluding 9,554,446 and 10,052,778 units of CRLP at June 30, 2008 and December 31, 2007, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Issued at December 31, 2007	52,839,699

Share options exercised	33,075
Restricted shares issued (cancelled), net	116,338
Conversion of CRLP units to common shares	498,332
Issuances under other employee and nonemployee share plans	10,540

Issued at June 30, 2008	53,497,984

     For the six months ended June 30, 2008, the Company adjusted CRLP’s minority interest balance to reflect CRLP’s minority ownership percentage of 16.6%. This adjustment, primarily related to the conversion of units to shares, resulted in a decrease in CRLP’s minority interest balance and an increase in common shareholder equity of approximately $9.7 million for the six months ended June 30, 2008.
     On January 31, 2008, the Board of Trustees authorized the repurchase of up to $25.0 million of the Company’s 8 1/8% Series D preferred depositary shares in a limited number of separate, privately negotiated transactions. Each Series D preferred depositary share represents 1/10 of a share of the Company’s 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. As of April 30, 2008, the remaining depositary shares are redeemable by the Company at any time and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.
•	During the first quarter of 2008, the Company repurchased 306,750 shares of its outstanding 8 1/8% Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.1 million, on the repurchase and wrote off approximately $0.3 million of issuance costs.

•	On June 24, 2008, the Company repurchased 577,000 shares of its outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a purchase price of $14.0 million, or $24.24 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.4 million, on the repurchase and wrote off approximately $0.5 million of issuance costs.
Note 8 — Segment Information
     The Company manages its business based on the performance of four operating portfolios: multifamily, office, retail and for-sale residential. As a result of the impairment charge recorded during 2007 related to the Company’s for-sale residential projects, the Company’s for-sale residential operating portfolio met the quantitative threshold to be considered a reportable segment. The results of operations and assets of the for-sale residential portfolio were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of this operating portfolio in prior periods. The multifamily, office and retail portfolios have a separate management team that is responsible for acquiring, developing, managing and leasing properties within such portfolio. The multifamily portfolio management team is responsible for all aspects of the for-sale residential development and disposition activities. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that the Company has entered into are included in the applicable portfolio information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable portfolio information. In reconciling the portfolio information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily, office and retail portfolios and allocates resources to them based on portfolio NOI. Portfolio NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). All of the Company’s condominium conversion properties and related sales are being managed by the multifamily portfolio. Management evaluates the performance of its for-sale residential business based on net gains / losses. Presented below is segment information, for the multifamily, office and retail portfolios, including the reconciliation of total portfolio revenues to total revenues and total portfolio NOI to income from continuing operations for the three and six months ended June 30, 2008 and 2007, and total portfolio assets to total assets as of June 30, 2008 and December 31, 2007. Additionally, the Company’s net gains on for-sale residential projects for the three and six months ended June 30, 2008 and 2007 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Revenues:
Segment Revenues:
Multifamily	$80,065	$78,437	$158,360	$154,926
Office	14,873	33,356	29,481	71,381
Retail	8,313	24,204	17,023	49,504

Total Segment Revenues	103,251	135,997	204,864	275,811
Partially-owned unconsolidated entities — Mfam	(2,131)	(2,659)	(4,347)	(5,230)
Partially-owned unconsolidated entities — Off	(12,902)	(8,346)	(26,048)	(16,172)
Partially-owned unconsolidated entities — Rtl	(4,747)	(3,940)	(10,083)	(7,609)
Construction revenues	569	8,068	8,449	20,853
Other non-property related revenue	5,151	5,312	10,449	8,554
Discontinued operations property revenues	(9,829)	(20,154)	(19,853)	(41,880)

Total Consolidated Revenues	79,362	114,278	163,431	234,327
NOI:
Segment NOI:
Multifamily	49,147	46,908	96,412	92,054
Office	9,438	21,817	18,676	46,803
Retail	5,690	16,645	11,643	34,503

Total Segment NOI	64,275	85,370	126,731	173,360
Partially-owned unconsolidated entities — Mfam	(1,017)	(1,295)	(2,146)	(2,361)
Partially-owned unconsolidated entities — Off	(8,139)	(4,871)	(16,428)	(9,621)
Partially-owned unconsolidated entities — Rtl	(3,303)	(2,676)	(7,088)	(5,203)
Unallocated corporate revenues	5,151	5,312	10,449	8,554
Discontinued operations property NOI	(5,965)	(12,328)	(12,054)	(25,267)
Construction NOI	5	573	619	987
Property management expenses	(2,072)	(3,598)	(4,313)	(7,085)
General and administrative expenses	(5,789)	(8,040)	(11,570)	(14,018)
Management fee and other expenses	(4,346)	(4,034)	(8,031)	(6,977)
Restructuring charges	—	(1,528)	—	(1,528)
Investment and development (1)	(108)	(315)	(877)	(454)
Depreciation	(23,038)	(28,941)	(44,956)	(60,105)
Amortization	(972)	(3,182)	(1,743)	(8,907)

Income from operations	14,682	20,447	28,593	41,375

Total other income (expense), net (2)	(9,187)	253,183	(8,591)	236,023

Income before minority interest and discontinued operations	$5,495	$273,630	$20,002	$277,398

	June 30,	December 31,
(in thousands)	2008	2007
Assets	2008	2007
Segment Assets
Multifamily	$2,467,689	$2,449,558
Office	126,458	82,630
Retail	256,894	149,933
For-Sale Residential (3)	144,192	211,729

Total Segment Assets	2,995,233	2,893,850

Unallocated corporate assets (4)	289,561	335,980

	$3,284,794	$3,229,830

Footnotes on following page

(1)	Reflects costs incurred related to abandoned pursuits. Abandoned pursuits are volatile and, therefore, may vary between periods.

(2)	For-sale residential activities including net gain on sales and income tax expense (benefit) are included in other income (See table below for additional details on for-sale residential activities and also Note 5 related to for-sale activities).

(3)	Two projects, formerly for-sale residential developments, are now being developed / leased as multifamily apartment communities.

(4)	Includes the Company’s investment in partially-owned entities of $49,203 as of June 30, 2008 and $69,682 as of December 31, 2007, and notes receivable of $61,879 as of June 30, 2008 and $30,756 as of December 31, 2007.
     For-Sale Residential

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Gains on for-sale residential sales	$574	$348	$607	$2,590
Income tax expense	(186)	(85)	(168)	(920)

Income from for-sale residential sales	$388	$263	$439	$1,670

Note 9 — Investment in Partially-Owned Entities
     The Company accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of June 30, 2008 and December 31, 2007:

			(in thousands)
	Percent		June 30,	December 31,
	Owned		2008	2007
Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00	%(1)	$—	$569
Auberry at Twin Creeks, Dallas, TX	15.00	%(2)	—	702
Belterra, Ft. Worth, TX	10.00%		669	708
Carter Regents Park, Atlanta, GA	40.00	%(3)	5,150	5,282
CG at Huntcliff, Atlanta, GA	20.00%		2,010	2,138
CG at McKinney, Dallas, TX (Development)	25.00%		1,274	1,003
CG at Research Park, Raleigh, NC	20.00%		1,117	1,197
CG at Traditions, Gulf Shores, AL	35.00%		1,543	1,591
CMS / Colonial Joint Venture I	15.00%		418	435
CMS / Colonial Joint Venture II	15.00	%(4)	(427)	(419)
CMS Florida	25.00%		(448)	(338)
CMS Tennessee	25.00%		239	258
CMS V / CG at Canyon Creek, Austin, TX	25.00%		771	1,226
CV at Matthews, Charlotte, NC	25.00	%(5)	—	1,004
DRA Alabama	10.00%		2,248	2,260
DRA CV at Cary, Raleigh, NC	20.00%		1,773	2,026
DRA Cunningham, Austin, TX	20.00%		930	969
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,389	1,409
Fairmont at Fossil Creek, Fort Worth, TX	15.00	%(6)	—	567
Park Crossing, Fairfield, CA	10.00	%(7)	—	797
Stone Ridge, Columbia, SC	10.00	%(8)	454	451

Total Multifamily			19,110	23,835

Office:
600 Building Partnership, Birmingham, AL	33.33%		103	76
Colonial Center Mansell JV	15.00%		1,049	1,377
DRA / CRT JV	15.00	%(9)	19,445	23,365
DRA / CLP JV	15.00	%(10)	(9,038)	(6,603)
Huntsville TIC, Huntsville , AL	13.80	%(11)	(3,587)	7,922

Total Office			7,972	26,137

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,234	2,258
Colonial Promenade Smyrna, Smyrna, TN (Development)	50.00%		2,148	2,297
GPT / Colonial Retail JV	10.00	%(12)	—	(5,021)
Highway 150, LLC, Birmingham, AL	10.00%		64	64
OZRE JV	17.10	%(13)	(7,094)	(6,204)
Parkway Place Limited Partnership, Huntsville, AL	45.00%		10,218	10,342
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00%		990	1,300
Parkside Drive LLC I, Knoxville, TN	50.00%		5,421	6,898
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%		6,431	6,270
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(134)	(107)

			20,278	18,097

Other:
Heathrow, Orlando, FL	50.00%		1,809	1,585
Colonial / Polar-BEK Management Company,	50.00%		34	28
Birmingham, AL

			1,843	1,613

			$49,203	$69,682

Footnotes on following page

(1)	The Company sold its 10% interest in Arbors at Windsor Lake during January 2008.

(2)	The Company sold its 15% interest in Auberry at Twin Creeks during January 2008.

(3)	Carter at Regents Park includes a $1.2 million non-cash impairment charge that was recorded during the three months ended September 30, 2007. The Company also has a first mortgage on this property of $28.9 million at June 30, 2008 (see Note 3).

(4)	The CMS/Colonial Joint Venture II holds one property in which the Company has a 15% partnership interest.

(5)	The Company acquired the remaining 75% interest in Colonial Village at Matthews during January 2008 (see Note 4).

(6)	The Company sold its 15% interest in Fairmont at Fossil Creek during January 2008.

(7)	The Company sold its 10% interest in Park Crossing during February 2008.

(8)	The Company sold its 10% interest in Stone Ridge during June 2008. Final distribution from the sale of this asset is expected in the third quarter of 2008.

(9)	As of June 30, 2008, this joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas. The Company sold its 15% interest in Decoverly, located in Rockville, Maryland, during May 2008.

(10)	As of June 30, 2008, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Amount includes the value of the Company’s investment of approximately $26.0 million, offset by the excess basis difference on the June 2007 joint venture transaction (see Note 2) of approximately $35.1 million, which is being amortized over the life of the properties.

(11)	Amount includes the Company’s investment of approximately $5.3 million, offset by the excess basis difference on the transaction of approximately $8.9 million, which is being amortized over the life of the properties.

(12)	The Company sold its 10% interest in GPT/ Colonial Retail JV during February 2008.

(13)	As of June 30, 2008, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Amount includes the value of the Company’s investment of approximately $9.9 million, offset by the excess basis difference on the June 2007 joint venture transaction (see Note 2) of approximately $17.0 million, which is being amortized over the life of the properties.
     During the first and second quarter of 2008, the Company disposed of a portion of its interest in the Bluerock TIC through a series of eight transactions. Effectively, the Company’s interest was reduced from 40.0% to 13.8% as part of the overall plan to reduce the Company’s interest down to 10%. Proceeds from the sales totaled $13.6 million. The Company recognized a total gain of approximately $4.0 million from these transactions, which primarily relates to the deferred gain from the original DRA/CLP joint venture transaction. The proceeds from the sale of these assets will be used to fund future investment activities and for general corporate purposes.
     On May 15, 2008, the DRA/CRT joint venture distributed Decoverly, a 156,000 square foot office asset located in Rockville, Maryland, to its equity partners (85% to DRA and 15% to the Company). Subsequently, DRA purchased the Company’s 15% interest in the asset for approximately $1.6 million. The Company recognized a gain of approximately $0.5 million on the sale. The proceeds from the sale of this asset will be used to fund future investment activities and for general corporate purposes.
     On June 16, 2008, the Company disposed of its 10% interest in Stone Ridge, a 191-unit multifamily apartment community located in Columbia, South Carolina. The Company’s 10% interest was sold for a total sales price of $0.8 million with a minimal gain recognized. The proceeds will be used to fund future investment activities and for general corporate purposes.
     The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which the Company had ownership interests as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2008	2007	2008	2007	2008	2007
DRA/CRT	$1,177,949	$1,248,807	$968,114	$993,264	$174,142	$202,162
DRA/CLP	930,781	973,861	741,907	741,907	172,864	194,210
OZRE	355,334	362,734	293,139	284,000	57,814	74,012
GPT (1)	—	374,498	—	322,776	—	43,982
Huntsville TIC (2)	228,591	160,478	107,540	107,540	40,571	49,980

	$2,692,655	$3,120,378	$2,110,700	$2,449,487	$445,391	$564,346

(1)	The Company sold its interest in this joint venture in February 2008.

(2)	During 2008, the Company has reduced its interest in this joint venture from 40.0% to 13.8% as part of the overall plan to reduce the Company’s interest down to 10%.

     The following table summarizes income statement financial data of significant unconsolidated joint ventures in which the Company had ownership interests for the three months ended June 30, 2008 and 2007 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2008	2007	2008	2007	2008	2007
DRA/CRT	$43,363	$45,085	$(3,705)	$(8,767)	$173	$(1,226)
DRA/CLP	29,254	6,594	(4,505)	(57)	(103)	83
OZRE	8,706	1,165	(3,590)	192	(314)	49
GPT(1)	—	11,855	—	(2,983)	—	(199)
Huntsville TIC(2)	6,166	—	(5,148)	—	3,021	—

	$87,489	$64,699	$(16,948)	$(11,615)	$2,777	$(1,293)

(1)	The Company sold its interest in this joint venture in February 2008 and recognized a gain of approximately $12.2 million.

(2)	The Company sold a portion of its interest in this joint venture in a series of five transactions during the second quarter of 2008 and recognized a gain of approximately $4.0 million.
     The following table summarizes income statement financial data of significant unconsolidated joint ventures in which the Company had ownership interests for the six months ended June 30, 2008 and 2007 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2008	2007	2008	2007	2008	2007
DRA/CRT	$85,857	$92,823	$(8,373)	$(16,539)	$(358)	$(2,076)
DRA/CLP	57,651	6,594	(8,865)	(57)	(199)	83
OZRE	17,289	1,165	(6,083)	192	(351)	49
GPT(1)	8,191	23,759	(1,752)	(5,607)	11,977	(336)
Huntsville TIC(2)	11,929	—	(7,766)	—	2,229	—

	$180,917	$124,341	$(32,839)	$(22,011)	$13,298	$(2,280)

(1)	The Company sold its interest in this joint venture in February 2008 and recognized a gain of approximately $12.2 million.

(2)	The Company sold a portion of its interest in this joint venture in a series of eight transactions during 2008 and recognized a gain of approximately $4.0 million.
Note 10 — Financing Activities
     On January 8, 2008, the Company, together with CRLP, added $175 million of additional borrowing capacity through the accordion feature of the unsecured revolving credit facility (“the Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. Therefore, as of June 30, 2008, CRLP, with the Company as guarantor, has a $675.0 million Credit Facility. The amended Credit Facility has a maturity date of June 21, 2012.
     In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012.
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

     The Credit Facility, which is primarily used by the Company to finance property acquisitions and developments, had an outstanding balance at June 30, 2008 of $172.0 million. The interest rate of the Credit Facility was 3.21% and 6.07% at June 30, 2008 and 2007, respectively. The cash management line had an outstanding balance of $12.7 million as of June 30, 2008.
     The Credit Facility contains various covenants and events of default that could trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying the Company’s debts as they become due. At June 30, 2008, the Company was in compliance with these covenants.
     During the first quarter of 2008, the Company refinanced mortgages associated with two of its multifamily apartment communities, Colonial Grand at Trinity Commons, a 462-unit apartment community located in Raleigh, North Carolina, and Colonial Grand at Wilmington, a 390-unit apartment community located in Wilmington, North Carolina. The Company financed an aggregate of $57.6 million, at a weighted average interest rate of 5.4%. The loan proceeds were used to repay the mortgages of $29.0 million and the balance was used to pay down the Company’s unsecured line of credit.
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
     On April 23, 2008, the Company’s Board of Trustees authorized a repurchase program which allows the Company to repurchase up to an additional $200 million of outstanding unsecured senior notes of CRLP through December 31, 2009. The senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement. The Company will continue to monitor the debt markets and repurchase certain senior notes that meet the Company’s required criteria, as funds are available.
     During the second quarter of 2008, the Company repurchased $31.8 million of its outstanding unsecured senior notes in separate transactions at an average 10% discount to par value, which represents a 7.8% yield to maturity. As a result of the repurchases, the Company recognized an aggregate gain of $2.7 million, which is included in Gains (losses) on retirement of debt on the Company’s Consolidated Condensed Statements of Income and Comprehensive Income.
Note 11 — Derivatives and Hedging
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. During the three months ended June 30, 2008, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
     As of June 30, 2008, the Company had certain interest rate caps with a fair value of less than $1,000 included in other assets. There was no change in net unrealized income for derivatives designated as cash flow hedges for the three and six months ended June 30, 2008. The change in net unrealized income (loss) of $0.1 million and ($0.2) million for derivatives designated as cash flow hedges for the three and six months ended June 30, 2007, respectively, is recorded as a component of shareholders’ equity. All derivatives were designated as hedges for the three and six months ended June 30, 2008 and 2007.
     As of June 30, 2008, the Company had approximately $5.8 million in accumulated other comprehensive income related to settled or terminated derivatives that are being reclassified to interest expense as interest payments are made on the Company’s hedged debt.
Note 12 —Contingencies
     The Company is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which are being developed in a joint venture in which the Company is a majority owner. The contractor is affiliated with the Company’s joint venture partner.

•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against the Company alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. The Company has been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims may be resolved by mediation or arbitration.
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
     In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $13.5 million and $11.3 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, no liability was recorded for these guarantees.
     In April 2008, the Nor du Lac community development district (the “CDD”), a third-party governmental entity, issued $24.0 million of special assessment bonds. The funds from this bond issuance will be used by the CDD to construct infrastructure for the benefit of the Colonial Pinnacle Nor du Lac development (see Note 4 for additional discussion). The repayment of these bonds will be funded by special assessments to the land owners within the CDD. In accordance with EITF 91-10, the Company has recorded restricted cash and other liabilities for the $24.0 million bond issuance. This transaction has been treated as a non-cash transaction in the Company’s Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2008.
     In connection with the office and retail joint venture transactions, as discussed in Note 2 above, the Company assumed certain contingent obligations for a total of $15.7 million, of which $6.9 million remains outstanding as of June 30, 2008.
     In January 2008, the Company has received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of June 30, 2008, the Company is unable to estimate the extent or potential impact, if any, that this audit may have on the Company’s financial position or results of operations or cash flows.
     The Company is a party to various other legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of the Company.
Note 13 — Subsequent Events
     Financing Activities
     During July 2008, the Company repurchased $18.3 million of its outstanding unsecured senior notes in separate transactions at an average 6% discount to par value, which represents a 7.5% yield to maturity. As a result of the repurchases, the Company expects to recognize an aggregate gain of $0.9 million.
     Distribution
     On July 23, 2008, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.50 per common share and per unit, totaling approximately $28.7 million. The distribution was declared to shareholders and partners of record as of August 4, 2008 and will be paid on August 11, 2008.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of
Colonial Properties Trust:
We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust and its subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated condensed statements of income and comprehensive income for each of the three and six month periods ended June 30, 2008 and 2007 and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
August 8, 2008

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
     The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Properties Trust (the “Company”) and notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in our 2007 Annual Report on Form 10-K Such factors include, among others, the following:
•	national and local economic, business and real estate conditions, including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sales proceeds in a manner that generates favorable terms;

•	increased exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	risks of development or conversion of for-sale projects including, but not limited to, delays in obtaining required governmental permits and authorizations, cost overruns, and operating deficits;

•	uncertainties associated with the condominium and for-sale residential business, including the timing and volume of sales;

•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our ability to continue to satisfy complex rules in order for us to maintain our status as a “REIT” for federal income tax purposes, the ability of our operating partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis;

•	other factors affecting the real estate industry generally; and
•	other risks identified in our 2007 Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

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
     We are a self-administered equity REIT that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial and residential real estate property and for-sale residential property. Including properties in lease-up, our activities include full or partial ownership of a diversified portfolio of 191 properties as of June 30, 2008, located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. As discussed below, we anticipate that, consistent with our strategic initiative to become a multifamily focused REIT, we expect to generate the majority of our net operating income from multifamily apartment communities.
     As of June 30, 2008, we owned or maintained a partial ownership in 119 multifamily apartment communities containing a total of 35,854 apartment units (consisting of 104 wholly-owned consolidated properties and 15 properties partially-owned through unconsolidated joint venture entities aggregating 30,932 and 4,922 units, respectively) (the “multifamily apartment communities”), 47 office properties containing a total of approximately 16.1 million square feet of office space (consisting of two wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint-venture entities aggregating 0.4 million and 15.7 million square feet, respectively) (the “office properties”), 25 retail properties containing a total of approximately 7.0 million square feet of retail space, including anchor-owned square footage (consisting of four wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities aggregating 6.0 million and 1.0 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to collectively as the “properties”.
     We are the direct general partner of, and as of June 30, 2008, held approximately 83.4% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”). We conduct all of our business through CRLP, Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for our properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management services for properties owned by third parties.
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
     The for-sale residential business has remained unstable throughout the first half of 2008 due to increasing mortgage financing rates, the limited availability of sub-prime lending and other types of mortgages and an oversupply of such assets resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market declined primarily due to lack of demand. Because of the above mentioned factors, which were also affecting the housing market during 2007, we recorded a non-cash impairment charge of $43.3 million ($26.8 million, net of tax) to reduce the carrying value of certain of our for-sale residential developments to their estimated fair market value. This impairment charge was primarily related to the for-sale residential projects located in Gulf Shores, Alabama, one condominium project in Charlotte, North Carolina and one unconsolidated townhouse project located in Atlanta, Georgia, in which we have a 40% interest. Including the charge, as of June 30, 2008, we had approximately $122.4 million of capital cost (based on book value, including pre-development and land costs) invested in our consolidated for-sale residential projects ($63.5 million classified as construction in progress and $58.9 million classified as assets held for sale) and $31.1 million invested in an unconsolidated for-sale residential project, which includes a note receivable of $28.9 million. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects for which an impairment charge has not been previously recorded, which would decrease the value of our assets as reflected on our balance sheet and adversely affect our shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
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
     In June 2007, we sold to DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”) its 69.8% interest in a newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. We retained, through CRLP, a 15% minority interest in the DRA/CLP JV (see Note 9 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q), as well as management and leasing responsibilities for the 26 properties. DRA also purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As a result, interests in the DRA/CLP JV are currently held by DRA, a subsidiary of CRLP and certain limited partners of CRLP that did not elect to sell their interests in the DRA/CLP JV. Total sales proceeds from the sale of our 69.8% interest were approximately $379.0 million. We recorded a net gain of approximately $211.8 million on the sale of our 69.8% interest. We also deferred a gain of approximately $7.2 million as a result of certain obligations we assumed in the transaction. We have recognized approximately $3.0 million of this deferred gain as a result of a reduction of the related obligation since June 30, 2007. We have not recognized any of this deferred gain during 2008. On May 30, 2008, certain members in the DRA/CLP JV exercised an option to sell membership interests, totaling approximately $1.7 million. DRA purchased the selling members’ units with cash increasing its ownership interest in the joint venture from 72.4% to 73.3%. Our ownership interest in the DRA/CLP JV remains at 15.0%.
     In June 2007, we sold to OZRE Retail, LLC (“OZRE”) its 69.8% interest in a newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. We retained, through CRLP, a 15% minority interest in the OZRE JV (see Note 9 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q), as well as management and leasing responsibilities for the 11 properties. OZRE also purchased interests in the OZRE JV from limited partners of CRLP. As a result, interests in the OZRE JV are held by OZRE, a subsidiary of CRLP, and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV to OZRE. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. We recorded a net gain of approximately $64.7 million on the sale of our 69.8% interest. We also deferred a gain of approximately $8.5 million as a result of certain obligations we assumed in the transaction. We have recognized approximately $5.5 million of this deferred gain as a result of a reduction of the related obligation since June 30, 2007. We have not recognized any of this deferred gain during 2008. On June 10, 2008, certain members in the OZRE JV exercised an option to sell membership interests, totaling approximately $9.1 million to OZRE JV. The redeemed units were cancelled by the OZRE JV increasing OZRE’s ownership interest from 72.5% to 82.7% and our ownership interest from 15.0% to 17.1%.
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
     The principal factors that influenced our operating results for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 were as follows:
•	We sold five wholly-owned multifamily apartment communities and one partially-owned apartment community for an aggregate sales price of $82.6 million and gross proceeds of $54.8 million;

•	We sold one partially-owned office asset for gross proceeds of $1.6 million;

•	We completed the development of one multifamily property consisting of 85 apartment homes;

•	The multifamily portfolio experienced modest growth during the second quarter of 2008 compared to the second quarter of 2007 as a result of current economic conditions. Results were driven by growth in Dallas/Fort Worth, Texas; Raleigh, North Carolina and Atlanta, Georgia;

•	Operating revenues and expenses associated with our office and retail assets decreased primarily due to:
•	the office and retail joint venture transactions that were consummated during June 2007; and

•	the outright sale of 16 retail assets during 2007;
•	We repurchased $31.8 million of unsecured senior notes in separate transactions at an average discount of 10% to par value;

•	We repurchased 577,000 of our outstanding 8 1/8% Series D Preferred depositary shares for an aggregate purchase price of $14.0 million at a 3% discount;

•	We recognized net gains from repurchases of unsecured senior notes and Series D preferred depositary shares of $2.6 million; and

•	We recognized an $8.8 million reduction in interest expense.
     The principal factors that influenced our operating results for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 were as follows:
•	We sold five wholly-owned multifamily apartment communities and five partially-owned multifamily apartment communities for an aggregate sales price of $93.8 million and gross proceeds of $66.0 million;

•	We sold one wholly-owned office asset and one partially-owned office asset for gross proceeds of $4.7 million;

•	We completed the development of five multifamily properties consisting of 909 apartment homes;

•	The multifamily portfolio experienced modest growth during the first six months of 2008 compared to the first six months of 2007 as a result of current economic conditions. Results were driven by growth in Austin and Dallas/Fort Worth, Texas; Raleigh, North Carolina; Richmond, Virginia; and Huntsville and Birmingham, Alabama;
•	Operating revenues and expenses associated with our office and retail assets decreased primarily due to:
•	the office and retail joint venture transactions that were consummated during June 2007; and

•	the outright sale of 16 retail assets during 2007;
•	We repurchased $81.8 million of unsecured senior notes in separate transactions at an average of discount of 11% to par value;

•	We repurchased 883,750 of our outstanding 8 1/8% Series D Preferred depositary shares for an aggregate purchase price of $21.6 million at a 2% discount;

•	We recognized net gains from repurchases of unsecured senior notes and Series D preferred depositary shares of $7.9 million; and

•	We recognized a $17.3 million reduction in interest expense.

Operating Results Summary
     The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This information is presented to correspond with the manner in which we analyze our operating results.
(amounts in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
Revenues:
Minimum rent	$63,974	$87,826	$(23,852)	$126,545	$179,180	$(52,635)
Tenant recoveries	1,374	4,431	(3,057)	2,241	9,664	(7,423)
Other property related revenue	8,294	8,641	(347)	15,747	16,076	(329)
Construction revenues	569	8,068	(7,499)	8,449	20,853	(12,404)
Other non-property related revenues	5,151	5,312	(161)	10,449	8,554	1,895

Total revenue	79,362	114,278	(34,916)	163,431	234,327	(70,896)

Expenses:
Property operating expenses	18,688	24,839	(6,151)	37,048	49,549	(12,501)
Taxes, licenses and insurance	9,103	11,859	(2,756)	18,470	24,463	(5,993)
Construction expenses	564	7,495	(6,931)	7,830	19,866	(12,036)
Property management expenses	2,072	3,598	(1,526)	4,313	7,085	(2,772)
General and administrative expenses	5,789	8,040	(2,251)	11,570	14,018	(2,448)
Management fee and other expense	4,346	4,034	312	8,031	6,977	1,054
Restructuring charges	—	1,528	(1,528)	—	1,528	(1,528)
Investment and development	108	315	(207)	877	454	423
Depreciation & amortization	24,010	32,123	(8,113)	46,699	69,012	(22,313)

Total operating expenses	64,680	93,831	(29,151)	134,838	192,952	(58,114)

Income from operations	14,682	20,447	(5,765)	28,593	41,375	(12,782)

Other income (expense):
Interest expense and debt cost amortization	(18,280)	(27,073)	8,793	(36,947)	(54,205)	17,258
Gains (losses) on retirement of debt	2,730	(9,370)	12,100	8,201	(9,433)	17,634
Interest income	1,184	2,092	(908)	1,976	4,223	(2,247)
Income from partially-owned unconsolidated entities	2,037	(2,090)	4,127	12,307	4,723	7,584
Gains from sales of property, net of income taxes	3,334	289,565	(286,231)	5,277	290,889	(285,612)
Income taxes and other	(192)	59	(251)	595	(174)	769

Total other income (expense)	(9,187)	253,183	(262,370)	(8,591)	236,023	(244,614)

Income before minority interest and discontinued operations	5,495	273,630	(268,135)	20,002	277,398	(257,396)

Minority interest of limited partners	5	82	(77)	9	225	(216)
Minority interest in CRLP — common unitholders	(247)	3,915	(4,162)	(1,991)	4,369	(6,360)
Minority interest in CRLP — preferred unitholders	(1,813)	(1,813)	—	(3,639)	(3,624)	(15)

Income from continuing operations	3,440	275,814	(272,374)	14,381	278,368	(263,987)
Income from discontinued operations	7,897	33,320	(25,423)	13,860	67,125	(53,265)

Net income	11,337	309,134	(297,797)	28,241	345,493	(317,252)

Dividends to preferred shareholders	(2,180)	(3,870)	1,690	(4,668)	(8,361)	3,693
Preferred share issuance costs write-off, net of discount	(83)	(330)	247	(267)	(330)	63

Net income available to common shareholders	$9,074	$304,934	$(295,860)	$23,306	$336,802	$(313,496)

Results of Operations — Three Months Ended June 30, 2008 and 2007
Minimum rent
     Minimum rent decreased $23.9 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of the disposition of our office and retail assets during 2007, which was partially offset by rental growth in the multifamily portfolio. Minimum rent decreased approximately $27.4 million as a result of a decrease in the number of consolidated office and retail properties resulting from the office and retail joint venture transactions that closed during 2007. This decrease was partially offset by increased rental revenues of approximately $3.5 million related to condominium conversions placed back into the rental pool, development projects placed into service and rental rate growth in the multifamily portfolio.
Tenant recoveries
     Tenant recoveries decreased $3.1 million for the three months ended June 30, 2008 as compared to the same period in 2007 as a result of a decrease in the number of consolidated office and retail properties resulting from the office and retail joint venture transactions that closed during 2007.
Other property related revenue
     Other property related revenue decreased $0.3 million for the three months ended June 30, 2008 as compared to the same period in 2007 as a result of approximately $1.6 million in decreased revenue resulting from a decrease in the number of consolidated office and retail properties resulting from the office and retail joint venture transactions that closed during 2007. This decrease was partially offset by revenue of approximately $1.3 million from increased multifamily cable revenue and other ancillary income.
Construction activities
     Revenues and expenses from construction activities decreased approximately $7.5 million and $6.9 million, respectively, for the three months ended June 30, 2008 as compared to the same period in 2007 as a result of a decrease in construction activity year over year.
Other non-property related revenues
     Other non-property related revenues, which consist primarily of management fees and development fees, remained flat for the three months ended June 30, 2008 as compared to the same period in 2007. Management fees increased as a result of the office and retail joint venture transactions that closed during 2007 but the increase was offset by reduced management fees resulting from multifamily joint venture disposition activity during the first six months of 2008.
Property operating expenses
     Property operating expenses decreased $6.2 million for the three months ended June 30, 2008 as compared to the same period in 2007 resulting from the disposition of office and retail assets during 2007 as part of the joint venture transactions described above, which was partially offset by increased expenses in the multifamily portfolio. Property operating expenses decreased approximately $7.3 million as a result of the office and retail joint venture transactions. These decreases were partially offset by increased multifamily property operating expenses of approximately $1.1 million primarily related to condominium conversions placed back into the rental pool and development projects placed into service.
Taxes, licenses and insurance expenses
     Taxes, licenses and insurance expenses decreased $2.8 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of the disposition of office and retail assets during 2007 as part of the joint venture transactions described above, which was partially offset by increased expenses in the multifamily portfolio. Taxes, licenses and insurance expenses decreased approximately $3.0 million as a result of the office and retail joint venture transactions that closed during 2007. These decreases were partially offset by increased multifamily taxes, licenses and insurance expenses primarily related condominium conversions placed back into the rental pool and development projects placed into service.
Property management expenses
     Property management expenses consist of regional supervision and accounting costs related to property operations. These expenses decreased $1.5 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to an overall decrease in management salaries as a result of the restructuring that occurred as part of our strategic initiative to increase our multifamily focus.

General and administrative expenses
     General and administrative expenses decreased $2.3 million for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease is related to a $1.4 million charge associated with the termination of our pension plan recorded during 2007 and a reduction in salary expenses as a result of the structuring that occurred as part of our strategic initiative to increase our multifamily focus.
Management fee and other expenses
     Management fee and other expenses consist of property management and other services provided to third parties. These expenses increased $0.3 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to an increase in legal fees associated with various contingencies discussed in Note 12 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Restructuring charges
     The restructuring charges recorded during the three months ended June 30, 2007 were comprised of termination benefits and severance costs associated with our strategic initiative to increase our multifamily focus.
Investment and development expenses
     Investment and development expenses include costs incurred related to abandoned pursuits. These expenses decreased $0.2 million during the three months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of the write-off of abandoned pursuits during 2007. Abandoned pursuits are volatile and, therefore, vary between periods.
Depreciation and amortization expenses
     Depreciation and amortization expense decreased $8.1 million for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease is related to 2007 and 2008 disposition activity.
Interest expense and debt cost amortization
     Interest expense and debt cost amortization decreased $8.8 million for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease is primarily a result of the pay down of debt associated with proceeds received from the joint venture transactions in June 2007 and outright retail asset sales in 2007.
Gains (losses) on retirement of debt
     Gains (losses) on retirement of debt increased $12.1 million during the three months ended June 30, 2008 as compared to the same period in 2007. In 2008, we recognized gains of approximately $2.7 million on the repurchase of $31.8 million of outstanding unsecured senior notes. In 2007, we had $29.2 million in prepayment penalties associated with the repayment of $409.0 million of collateralized mortgage loans, which were partially offset by the write-off of $16.7 million of mark-to-market debt intangibles during 2007.
Income from partially-owned unconsolidated entities
     Income from unconsolidated entities increased $4.1 million for the three months ended June 30, 2008 as compared to the same period in 2007 due primarily to an increase in gains on the sale of our joint venture ownership interest year over year. The majority of the increase is attributable to the $4.0 million gain recognized from the sale of a portion of our interest in the Huntsville TIC joint venture during the three months ended June 30, 2008.
Gains from sales of property
     Gains from sales of property decreased $286.2 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of net gains of approximately $276.5 million gain recognized in connection with the sale of our 69.8% interest in the DRA/CLP JV and our 69.8% interest in the OZRE JV during June 2007 as a part of our office and retail joint venture transactions.

Income from discontinued operations
     Income from discontinued operations decreased $25.4 million for the three months ended June 30, 2008 as compared to the same period in 2007. At June 30, 2008, we had classified thirteen multifamily apartment communities containing approximately 3,597 units as held for sale. The operating property sales that occurred in the second quarter of 2008 and 2007, which resulted in gains on disposal of $4.1 million (there were no taxes associated with these dispositions) and $39.3 million (net of income taxes of $0.2 million), respectively, are classified as discontinued operations (see Note 4 to our Notes to Consolidated Condensed Financial Statements). Gains on dispositions in 2008 include the sale of four multifamily apartment communities. Gains on dispositions in 2007 primarily include the sale of four multifamily apartment communities and one retail asset.
Dividends to preferred shareholders
     Dividends to preferred shareholders decreased $1.7 million for the three months ended June 30, 2008 as compared to the same period in 2007 as a result of the redemption of the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest on May 30, 2007.
Results of Operations — Six Months Ended June 30, 2008 and 2007
Minimum rent
     Minimum rent decreased $52.6 million for the six months ended June 30, 2008 as compared to the same period in 2007 as a result of the disposition of our office and retail assets during 2007, which was partially offset by growth in the multifamily portfolio. Minimum rent decreased approximately $60.5 million as a result of a decrease in the number of consolidated office and retail properties resulting from the office and retail joint venture transactions that closed during 2007. This decrease was partially offset by increases in multifamily rental revenues of approximately $7.9 million related to condominium conversions placed back into the rental pool, development projects placed into service and rental rate growth in the multifamily portfolio.
Tenant recoveries
     Tenant recoveries decreased $7.4 million for the six months ended June 30, 2008 as compared to the same period in 2007 as a result of a decrease in the number of consolidated office and retail properties resulting from the office and retail joint venture transactions that closed during 2007.
Other property related revenue
     Other property related revenue decreased $0.3 million for the six months ended June 30, 2008 as compared to the same period in 2007 as a result of approximately $3.1 million in decreased revenue resulting from the office and retail joint venture transactions that closed during 2007. This decrease was partially offset by revenue of approximately $2.7 million from increased multifamily cable revenue and other ancillary income.
Construction activities
     Revenues and expenses from construction activities decreased approximately $12.4 million and $12.0 million, respectively, for the six months ended June 30, 2008 as compared to the same period in 2007 as a result of a decrease in construction activity year over year.
Other non-property related revenues
     Other non-property related revenues, which consist primarily of management fees and development fees, increased $1.9 million for the six months ended June 30, 2008 as compared to the same period in 2007. This increase is a result of the management fees related to the office and retail joint venture transactions that closed in June 2007. In addition, we recorded $0.9 million in fees from our partner’s sale of its 75% interest in our Canyon Creek joint venture. This increase in fees was partially offset by reduced management fee revenues from the GPT/Colonial Retail Joint Venture, for which we ceased providing management services in June 2007. Our interest in this joint venture was sold in February 2008.

Property operating expenses
     Property operating expenses decreased $12.5 million for the six months ended June 30, 2008 as compared to the same period in 2007 as a result of the disposition of our office and retail assets during 2007 as part of the joint venture transactions described above, which was partially offset by increased expenses in the multifamily portfolio. Property operating expenses decreased approximately $15.1 million as a result of the office and retail joint venture transactions. These decreases were partially offset by increased multifamily property operating expenses of approximately $2.6 million primarily related to condominium conversions placed back into the rental pool and development projects placed into service.
Taxes, licenses and insurance expenses
     Taxes, licenses and insurance expenses decreased $6.0 million for the six months ended June 30, 2008 as compared to the same period in 2007 as a result of the disposition of our office and retail assets during 2007 as part of the joint venture transactions described above, which was partially offset by increased expenses in the multifamily portfolio. Taxes, licenses and insurance expenses decreased approximately $7.0 million as a result of the office and retail joint venture transactions that closed during 2007. These decreases were partially offset by increased multifamily taxes, licenses and insurance expenses primarily related condominium conversions placed back into the rental pool and development projects placed into service.
Property management expenses
     Property management expenses consist of regional supervision and accounting costs related to property operations. These expenses decreased $2.8 million for the six months ended June 30, 2008 as compared to the same period in 2007 primarily due to an overall decrease in management salaries as a result of the restructuring that occurred as part of our strategic initiative to increase our multifamily focus.
General and administrative expenses
     General and administrative expenses decreased $2.4 million for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease is related to a $1.4 million charge associated with the termination of our pension plan recorded during 2007 and a reduction in salary expenses as a result of the restructuring that occurred as part of our strategic initiative to increase our multifamily focus.
Management fee and other expenses
     Management fee and other expenses consist of property management and other services provided to third parties. These expenses increased $1.1 million for the six months ended June 30, 2008 as compared to the same period in 2007 primarily due to an increase in legal fees associated with various contingencies discussed in Note 12 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Restructuring charges
     The restructuring charges recorded during the six months ended June 30, 2007 were comprised of termination benefits and severance costs associated with our strategic initiative to increase our multifamily focus.
Investment and development expenses
     Investment and development expenses increased $0.4 million during the six months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of us decreasing the size of our development pipeline in the Southwestern United States for multifamily apartment communities. Abandoned pursuits are volatile and, therefore, vary between periods.
Depreciation and amortization expenses
     Depreciation and amortization expense decreased $22.3 million for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease is related to 2007 and 2008 disposition activity.

Interest expense and debt cost amortization
     Interest expense and debt cost amortization decreased $17.3 million for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease is primarily a result of the pay down of debt associated with proceeds received from the joint venture transactions in June 2007 and outright retail asset sales in 2007.
Gains (losses) on retirement of debt
     Gains (losses) on retirement of debt increased $17.6 million during the six months ended June 30, 2008 as compared to the same period in 2007. In 2008, we recognized gains of approximately $8.2 million on the repurchase of $81.8 million of outstanding unsecured senior notes. In 2007, we had $29.2 million in prepayment penalties associated with the repayment of $409.0 million of collateralized mortgage loans, which were partially offset by the write-off of $16.7 million of mark-to-market debt intangibles during 2007.
Income from partially-owned unconsolidated entities
     Income from unconsolidated entities increased $7.6 million for the six months ended June 30, 2008 as compared to the same period in 2007 due primarily to an increase in gains on the sale of our joint venture ownership interest year over year. We recognized an aggregate gain of $16.2 million from the sale of our interest in the GPT/Colonial Retail Joint Venture and the sale of a portion of our interest in the Huntsville TIC joint venture during 2008 compared to a gain of $9.2 million from the sale of our interest in Colonial Grand at Bayshore during the six months ended June 30, 2007. The remaining increase is attributable to the gains recognized from the sale of our interest in five multifamily apartment communities and one office asset during 2008.
Gains from sales of property
     Gains from sales of property decreased $285.6 million for the six months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of net gains of approximately $276.5 million gain recognized in connection with the sale of our 69.8% interest in the DRA/CLP JV and our 69.8% interest in the OZRE JV during June 2007 as a part of our office and retail joint venture transactions.
Income from discontinued operations
     Income from discontinued operations decreased $53.3 million for the six months ended June 30, 2008 as compared to the same period in 2007. At June 30, 2008, we had classified thirteen multifamily apartment communities containing approximately 3,597 units as held for sale. The operating property sales that occurred in the six months ended June 30, 2008 and 2007, which resulted in gains on disposal of $7.0 million (there were no taxes associated with these dispositions) and $74.1 million (net of income taxes of $1.7 million), respectively, are classified as discontinued operations (see Note 4 to our Notes to Consolidated Condensed Financial Statements). Gains on dispositions in 2008 include the sale of four multifamily apartment communities and one office asset. Gains on dispositions in 2007 include the sale of twelve multifamily apartment communities and three retail assets.
Dividends to preferred shareholders
     Dividends to preferred shareholders decreased $3.7 million for the six months ended June 30, 2008 as compared to the same period in 2007 as a result of the repurchase of 306,750 shares of our outstanding 8 1/8% Series D preferred depositary shares during the three months ended March 31, 2008 and the redemption of the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest on May 30, 2007.
Liquidity and Capital Resources
     Overview
     Our net cash provided by operating activities increased from $62.1 million for the six months ended June 30, 2007 to $64.6 million for the six months ended June 30, 2008, primarily as a result of cash flows from the operations of office and retail assets disposed of during 2007 as part of June 2007 joint venture transactions and outright property sales, which were offset by prepayment penalties of $29.2 million incurred during the six months ended June 30, 2007.

     Net cash from investing activities decreased from net cash provided of $522.4 million for the six months ended June 30, 2007 to net cash used of $121.8 million for the six months ended June 30, 2008, primarily due to the disposition activity as a result of the office and retail joint venture transactions that occurred in June 2007.
     Net cash flows used in financing activities decreased from $485.9 million for the six months ended June 30, 2007 to $2.0 million for the six months ended June 30, 2008. The decrease was primarily due to $506.5 million to fund the special distribution and $104.8 million for the redemption of Series E preferred depositary shares, both of which occurred during 2007. The remaining change is attributable to the net change in the revolving credit facility balance, the repurchase of $81.8 million of unsecured senior notes in open market transactions and the issuance of $57.6 million of secured mortgages, which was offset by $21.3 million of cash used to repurchase 8 1/8% Series D preferred depositary shares in privately negotiated transactions during the first six months of 2008.
     Strategic Initiative
     As previously disclosed, our strategy to change our asset mix to generate approximately 75% to 80% of our net operating income from multifamily properties involved the contribution of a majority of our wholly-owned office assets and retail assets into a series of joint ventures (see Note 2 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q), as well as the outright sale of other retail assets. Capital proceeds from these transactions were used to reduce mortgage debt and pay a special distribution to our shareholders. These transactions did not have a material impact on our debt to equity ratios. We also anticipate maintaining our investment grade rating, and as such, do not expect capital availability to be materially impacted as a result of these transactions.
     Credit Ratings
     As of June 30, 2008, our current credit ratings are as follows:

Rating Agency	Rating	Last update
Standard & Poor’s	BBB-(1)	January 18, 2008
Moody’s	Baa3(2)	September 27, 2007
Fitch	BBB-(1)	April 1, 2008

(1)	Ratings outlook is “stable”.

(2)	Ratings outlook is “negative”.
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
     Our credit ratings are investment grade. If we experience a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund our investment activities. In addition, as discussed below, our spread on our unsecured credit facility would increase.
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
     On January 31, 2008, our Board of Trustees authorized the repurchase of up to $25.0 million of our 8 1/8% Series D preferred depositary shares in a limited number of separate, privately negotiated transactions. Each Series D preferred depositary share represents 1/10 of a share of our 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share.
     During the first quarter of 2008, we repurchased 306,750 shares of our outstanding 8 1/8% Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. We received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.1 million, on the purchase and wrote off approximately $0.3 million of issuance costs associated with these repurchases.
     During the second quarter of 2008, we repurchased 577,000 shares of our outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for an aggregate purchase price of $14.0 million, at a price of $24.24 per depositary share. We received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.4 million, on the purchase and wrote off approximately $0.5 million of issuance costs associated with this repurchase.
     During the first quarter of 2008, we repurchased $50.0 million in unsecured senior notes of CRLP in separate transactions at a 12% discount to the par value of the senior notes, which represents an 8.2% yield to maturity. In order to continue to capitalize on the current spreads, on April 23, 2008, our Board authorized the repurchase of up to an additional $200.0 million of outstanding unsecured senior notes of CRLP as described further below.
     During the second quarter of 2008, we repurchased $31.8 million of outstanding unsecured senior notes of CRLP in separate transactions at an average 10% discount to par value, which represents a 7.8% yield to maturity. We expect to continue to monitor the debt markets and repurchase certain senior notes that meet our required criteria as funds are available.
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
     Over the last few years, we have maintained our asset recycling program, which helps us to maximize our investment returns through the sale of assets that have reached their investment potential and reinvest the proceeds into opportunities with more growth potential. During the six months ended June 30, 2008, we sold five wholly-owned multifamily apartment communities consisting of 1,250 units. We also sold our 10%-15% ownership interests in five multifamily apartment communities consisting of 1,075 units. In addition to the sale of these multifamily apartment communities, during the six months ended June 30, 2008, we sold one office asset consisting of 37,000 square feet, our 15% interest in another office asset consisting of 156,000 square feet and our 10% ownership interest in the GPT/Colonial Retail Joint Venture representing approximately 3.9 million square feet (including anchor-owned square footage). Sales proceeds of approximately $97.6 million, including our pro-rata share of proceeds from partially-owned dispositions, were used to repay a portion of the borrowings under our unsecured line of credit, to repay mortgages associated with the properties, to fund general corporate purposes and to fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive. For-sale residential properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold.
     At June 30, 2008, our total outstanding debt balance was $1.7 billion. The outstanding balance includes fixed-rate debt of $1.5 billion, or 88.6% of the total debt balance, and variable-rate debt of $0.2 million, or 11.4% of the total debt balance.
     Unsecured Revolving Credit Facility
     On January 8, 2008, we added $175 million of additional borrowing capacity through the accordion feature of our existing unsecured revolving credit facility (“the Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. Therefore, as of June 30, 2008, CRLP, with the Trust as guarantor, has a $675.0 million Credit Facility. The amended Credit Facility has a maturity date of June 21, 2012.
     In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012.
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
     The Credit Facility, which is primarily used to finance property acquisitions and developments, had an outstanding balance at June 30, 2008 of $172.0 million. The interest rate of the Credit Facility was 3.21% and 6.07% at June 30, 2008 and 2007, respectively. The cash management line of credit had an outstanding balance of $12.7 million as of June 30, 2008.
     The Credit Facility contains various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; and generally not paying our debts as they become due. In addition, we have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2008, we were in compliance with all of these covenants.

     During the first quarter of 2008, we refinanced mortgages associated with two of our multifamily apartment communities, Colonial Grand at Trinity Commons, a 462-unit apartment community located in Raleigh, North Carolina, and Colonial Grand at Wilmington, a 390-unit apartment community located in Wilmington, North Carolina. We financed an aggregate of $57.6 million, at a weighted average interest rate of 5.4%. The loan proceeds were used to repay the mortgages of $29.0 million and the balance was used to pay down our unsecured line of credit.
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
     During the second quarter of 2008, we repurchased $31.8 million of outstanding unsecured senior notes of CRLP in separate transactions at an average 10% discount to par value, which represents a 7.8% yield to maturity. As a result of the repurchases, we recognized an aggregate gain of $2.7 million, which is included in Gains (losses) on retirement of debt on our Consolidated Condensed Statements of Income and Comprehensive Income.
     Investing Activities
     During the second quarter of 2008, we acquired 139 acres of land for $22.0 million to be used for the development of Colonial Pinnacle Nor du Lac, a 743,000 square feet retail shopping center, 531,000 square feet excluding anchor-owned square footage, located in Covington, Louisiana. This project, if developed as anticipated, is expected to cost approximately $146.7 million, which excludes $24.0 million of community development district special assessment bonds that were issued and will be utilized to fund certain infrastructure costs.
     During the second quarter of 2008, we completed the development of one wholly-owned multifamily apartment community, containing 85 units, located in Charlotte, North Carolina, and one office asset, containing 176,000 square feet, located in Orlando, Florida. In the aggregate, we invested approximately $58.2 million to complete these developments. We completed the development of one partially-owned unconsolidated for-sale residential development, containing 23 units, located in Atlanta, Georgia. We invested approximately $31.1 million in this project, which includes a note receivable of $28.9 million.
     During the second quarter of 2008, we continued with the development of six wholly-owned multifamily apartment communities, one office property and three retail properties. These projects, if developed as anticipated, are expected to contain approximately 1,914 units, 162,000 square feet and 775,000 square feet, respectively, and the total investment, including land acquisition costs, is projected to be approximately $360.6 million, of which $263.2 million has been invested to date as of June 30, 2008. We also continued with the development of one for-sale residential project including 101 units, and two residential lot developments, including an aggregate of 436 lots. If these communities are developed as anticipated, the total investment, including land acquisition costs, is projected to be approximately $82.3 million, of which $64.4 million has been invested through June 30, 2008.
     In addition to the above mentioned wholly-owned development projects, we continued with the development of one partially-owned unconsolidated multifamily apartment community and two partially-owned unconsolidated retail properties containing 541 units and 315,000 square feet, respectively. If these projects are developed as anticipated, our portion of the total investment is projected to be approximately $49.0 million, of which approximately $23.6 million has been invested through June 30, 2008. As of June 30, 2008, we have invested $219.4 million in future development projects and certain parcels of land that were acquired for development. We anticipate the commercial developments will generally be sold into joint ventures upon completion with the capital to be recycled into additional development opportunities.

     We regularly incur expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During the three and six months ended June 30, 2008, we incurred approximately $1.0 million and $2.6 million, respectively, related to tenant improvements and leasing commissions, and approximately $6.3 million and $10.9 million, respectively, of recurring capital expenditures on consolidated properties. Since the closing of the office and retail joint venture transactions in the second quarter of 2007, expenses related to the office and retail joint venture properties have been incurred by the respective joint ventures and are being paid for out of cash from the joint ventures’ operations.
     Distributions
     The distribution on our common shares payable on August 11, 2008 to holders of record on August 4, 2008, is $0.50 per share. We also pay regular quarterly distributions on our preferred shares and on common and preferred units in CRLP. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary distribution payments and the effect of REIT distribution requirements, which require at least 90% of our REIT level taxable income to be distributed to shareholders (excluding net capital gains).
Contingencies
     We are involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of our for-sale projects, which are being developed in a joint venture in which we are a majority owner. The contractor is affiliated with our joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against us alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. We have been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims may be resolved by mediation or arbitration.
     We are continuing to evaluate our options, including possible claims against the contractor, and intend to vigorously defend ourselves against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
     In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $13.5 million and $11.3 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, no liability was recorded for these guarantees.
     In April 2008, the Nor du Lac community development district (the “CDD”), a third-party governmental entity, issued $24.0 million of special assessment bonds. The funds from this bond issuance will be used by the CDD to construct infrastructure for the benefit of the Colonial Pinnacle Nor du Lac development (see Note 4 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q). The repayment of these bonds will be funded by special assessments to the land owners within the CDD. In accordance with EITF 91-10, we have recorded restricted cash and other liabilities for the $24.0 million bond issuance. This transaction has been treated as a non-cash transaction in our Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2008.
     In connection with the office and retail joint venture transactions, as previously discussed, we assumed certain contingent obligations for a total of $15.7 million, of which $6.9 million remains outstanding as of June 30, 2008.

     In January 2008, we received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of June 30, 2008, we are unable to estimate the extent or potential impact, if any, that this audit may have on our financial position or results of operations or cash flows.
     We are a party to various legal proceedings incidental to our business. In the opinion of management, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations or cash flows.
Off-Balance Sheet Arrangements
     At June 30, 2008, our pro-rata share of mortgage debt of unconsolidated joint ventures is $479.2 million. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. In addition, as more fully described in our 2007 Annual Report on Form 10-K, we have made certain guarantees in connection with our investment in unconsolidated joint ventures. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
     Refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the six months ended June 30, 2008, other than the following, there were no material changes to these policies.
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

Derivatives and Hedging
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps (including forward starting interest rate swaps) and caps as part of our cash flow hedging strategy. During the three months ended June 30, 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
     As of June 30, 2008, we had certain interest rate caps with a fair value of less than $1,000 included in other assets. There was no change in net unrealized income for derivatives designated as cash flows for the three and six months ended June 30, 2008. The change in net unrealized income (loss) of $0.1 million and ($0.2) million for derivatives designated as cash flow hedges for the three and six months ended June 30, 2007, respectively, is a component of shareholders’ equity. There were no derivatives not designated as hedges for the three and six months ended June 30, 2008 and 2007, respectively.
     As of June 30, 2008, we had approximately $5.8 million in accumulated other comprehensive income related to settled or terminated derivatives that will be reclassified to interest expense as interest payments are made on the our hedged debt.
Inflation
     Leases at our multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office and retail properties typically provide for rent adjustments and for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses and insurance, during the lease term. All of these provisions permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize our exposure to the adverse effects of inflation.
     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2008, our exposure to rising interest rates was mitigated by the existing debt level of 56.4% of our total market capitalization and the high percentage of fixed rate debt, 88.6%. As it relates to the short-term, we anticipate increases in interest expense resulting from increasing inflation to be less than future increases in income before interest.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and unit data)	2008	2007	2008	2007

Net income available to common shareholders	$9,074	$304,934	$23,306	$336,802
Minority interest in CRLP	1,902	3,569	4,913	10,836
Minority interest in gain/(loss) on sales of undepreciated property	—	(82)	—	(224)

Total	$10,976	$308,421	$28,219	$347,414

Adjustments (consolidated):
Real estate depreciation	23,088	31,591	46,306	65,991
Real estate amortization	336	2,979	702	8,678
Consolidated gains from sales of property, net of income tax and minority interest	(7,450)	(329,156)	(12,294)	(365,282)
Gains from sales of undepreciated property, net of income tax and minority interest (1)	2,205	1,144	4,130	5,397
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	5,292	3,717	10,441	7,399
Real estate amortization	2,460	1,587	4,818	3,054
Gains from sales of property	(4,497)	(73)	(16,793)	(8,554)

Funds from operations (2)	$32,410	$20,210	$65,529	64,097

FFO per Share
Basic	$0.57	$0.36	$1.15	1.13

Diluted	$0.57	$0.35	$1.15	1.12

Weighted average common shares outstanding — basic	46,927	46,222	46,892	46,094
Weighted average partnership units outstanding — basic (3)	9,949	10,484	9,980	10,531

Weighted average shares and units outstanding — basic	56,876	56,706	56,872	56,625
Effect of diluted securities	168	653	169	640

Weighted average shares and units outstanding — diluted	57,044	57,359	57,041	57,265

(1)	We recognize incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds, less costs of sales, from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by our taxable REIT subsidiary.

(2)	Includes an $18.2 million impact from items related to the strategic transactions that occurred in the second quarter of 2007. The transaction related and other charges are as follows: $12.8 million related to loss on retirement of debt (which includes $0.3 million related to debt cost write-off included in Interest Expense and Debt Cost Amortization on the Consolidated Condensed Statements of Income), $1.5 million of restructuring charges, $1.4 million related to the initiation of the pension plan termination and $2.5 million due to an asset impairment charge. Each of these charges relates to our change in strategy and were incurred during the three months ended June 30, 2007.

(3)	Represents the weighted average of outstanding units of minority interest in CRLP.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     As of June 30, 2008, we had approximately $199.2 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt, our $3.3 billion of total assets and $3.1 billion total market capitalization as of June 30, 2008.
     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $2.0 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.0 million. This assumes that the amount outstanding under our variable rate debt remains approximately $199.2 million, the balance as of June 30, 2008.
     As of June 30, 2008, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures
(a)	Disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness as of June 30, 2008 of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)	Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On June 24, 2008, the Company issued 438,332 common shares of beneficial interest in exchange for common units of CRLP. The units were tendered for redemption by certain limited partners of CRLP in accordance with the terms of the agreement of limited partnership of CRLP. These common shares were issued in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on an exchange ratio of one common share for each common unit of CRLP.
     During the three months ended June 30, 2008, the Company repurchased 577,000 of the Company’s 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a total cost of approximately $14.0 million, at a price of $24.24 per depositary share as set forth in the table below. Each 8 1/8% Series D preferred depositary share represents 1/10 of a share of the Company’s 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. The Company wrote off approximately $0.5 million of issuance costs associated with these repurchases.

Issuer Purchases of Equity Securities (1)

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of Publicly	Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased
Period	Shares Purchased	Paid per Share	or Programs	Under the Program
June 1, 2008 - June 30, 2008	577,000	$24.24	883,750	$2,900,000

(1)	On January 31, 2008, the Board of Trustees authorized the redemption of up to $25.0 million of the Company’s 8 1/8% Series D Preferred Depositary Shares in a limited number of separate, privately negotiated transactions. The shares set forth in the table above reflect the number of shares repurchased pursuant to such privately negotiated transactions during the three months ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 23, 2008. The following is a tabulation of the voting on each proposal presented at the Annual Meeting:
Proposal 1 — Election of Trustees

Elected Trustees	Term Expires	Votes For	Votes Withheld
Weston M. Andress	2009	39,742,992	2,317,241
Carl F. Bailey	2009	41,108,378	951,855
M. Miller Gorrie	2009	39,728,634	2,331,599
William M. Johnson	2009	41,025,144	1,035,089
Glade M. Knight	2009	41,064,531	995,702
James K. Lowder	2009	39,741,213	2,319,020
Thomas H. Lowder	2009	39,746,175	2,314,058
Herbert A. Meisler	2009	41,005,257	1,054,976
Claude B. Nielsen	2009	41,033,167	1,027,066
Harold W. Ripps	2009	41,137,155	923,078
Donald T. Senterfitt	2009	41,102,350	957,883
John W. Spiegel	2009	41,014,484	1,045,749
C. Reynolds Thompson	2009	41,128,600	931,633
Proposal 2 — Approval of the Colonial Properties Trust 2008 Omnibus Incentive Plan
     The proposal to approve the Colonial Properties Trust 2008 Omnibus Incentive Plan was approved. The following votes were taken in connection with this proposal:

Votes For	25,872,217
Votes Against	4,168,451
Abstentions	214,081

Proposal 3 — Ratification of Appointment of Independent Auditors
     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2008 was approved. The following votes were taken in connection with this proposal:

Votes For	41,187,432
Votes Against	298,821
Abstentions	573,979

Item 6.	Exhibits
     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL PROPERTIES TRUST
Date: August 8, 2008	By:	/s/ Weston M. Andress
Weston M. Andress President and Chief Financial Officer

Date: August 8, 2008	By:	/s/ John E. Tomlinson
John E. Tomlinson Executive Vice President & Chief Accounting Officer (Principal Accounting Officer)

Index of Exhibits

12.1	Ratio of Earnings to Fixed Charges	Filed herewith	Page 50

15.1	Letter re: Unaudited Interim Financial Information	Filed herewith	Page 51

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 52

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 53

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 54

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 55