Form 10-Q
period 2008-09-30
COLONIAL PROPERTIES TRUST
filed 2008-11-07
CIK 909111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-12358
COLONIAL PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Alabama	59-7007599
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
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
YES ☐      NO ☑
     As of November 4, 2008, Colonial Properties Trust had 47,992,401 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
INDEX TO FORM 10-Q
* Review by Independent Registered Public Accounting Firm
Review of the interim consolidated condensed financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 and 2007 has been performed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. The independent registered public accountants’ report on the Company’s interim consolidated condensed financial information is included on page 29. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and therefore, the independent accountants’ liability under Section 11 does not extend to it.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
 (in thousands, except share and per share data)

	(unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Land, buildings & equipment	$2,664,792	$2,431,082
Undeveloped land and construction in progress	450,766	531,410
Less: Accumulated depreciation	(351,047)	(290,134)
Real estate assets held for sale, net	296,622	253,641

Net real estate assets	3,061,133	2,925,999

Cash and cash equivalents	27,692	93,033
Restricted cash	30,568	10,005
Accounts receivable, net	16,911	25,534
Notes receivable	5,135	30,756
Prepaid expenses	6,284	8,845
Deferred debt and lease costs	16,743	15,636
Investment in partially-owned entities	41,929	69,682
Deferred tax asset	14,629	19,897
Other assets	33,181	30,443

Total assets	$3,254,205	$3,229,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$1,505,866	$1,575,921
Unsecured credit facility	205,936	39,316
Mortgages payable related to real estate assets held for sale	—	26,602

Total debt	1,711,802	1,641,839

Accounts payable	42,046	69,051
Accrued interest	24,991	23,064
Accrued expenses	22,583	16,425
Other liabilities	39,073	19,123

Total liabilities	1,840,495	1,769,502

Minority interest:
Preferred units	100,000	100,000
Common units	201,525	217,104
Limited partners’ interest in consolidated partnerships	1,986	2,439

Total minority interest	303,511	319,543

Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,011,250 and 5,000,000 depositary shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	4	5
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 53,532,251 and 52,839,699 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	535	528
Additional paid-in capital	1,566,770	1,577,030
Cumulative earnings	1,383,412	1,320,710
Cumulative distributions	(1,684,749)	(1,601,267)
Treasury shares, at cost; 5,623,150 shares at September 30, 2008 and December 31, 2007	(150,163)	(150,163)
Accumulated other comprehensive loss	(5,610)	(6,058)

Total shareholders’ equity	1,110,199	1,140,785

Total liabilities and shareholders’ equity	$3,254,205	$3,229,830

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
 (in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Minimum rent	$65,003	$59,474	$189,637	$238,401
Tenant recoveries	962	1,076	2,865	10,603
Other property related revenue	8,424	6,740	24,225	22,903
Construction revenues	654	11,154	9,102	32,007
Other non-property related revenue	5,287	5,490	15,737	14,044

Total revenue	80,330	83,934	241,566	317,958

Expenses:
Property operating expenses	21,513	19,178	58,329	68,723
Taxes, licenses and insurance	9,759	9,078	27,630	33,251
Construction expenses	672	9,280	8,503	29,146
Property management expenses	2,088	2,365	6,402	9,450
General and administrative expenses	5,993	5,442	17,564	19,460
Management fee and other expense	4,435	3,980	12,464	10,956
Restructuring charges	—	—	—	1,528
Investment and development	80	342	956	799
Depreciation	24,303	20,953	68,648	80,982
Amortization	809	833	2,465	9,734
Impairment	—	43,679	—	43,679

Total operating expenses	69,652	115,130	202,961	307,708

Income (loss) from operations	10,678	(31,196)	38,605	10,250

Other income (expense):
Interest expense and debt cost amortization	(18,997)	(18,988)	(56,024)	(73,553)
Gains (losses) on retirement of debt	2,515	36	10,716	(9,669)
Interest income	634	2,951	2,608	7,174
Income from partially-owned unconsolidated entities	1,190	6,886	13,497	11,609
Gains from sales of property, net of income taxes of $642 (Q3) and $1,308 (YTD) in 2008 and $628 (Q3) and $1,475 (YTD) in 2007	1,232	12,777	2,039	303,925
Income taxes and other	169	16,507	765	16,078

Total other income (expense)	(13,257)	20,169	(26,399)	255,564

Income (loss) before minority interest and discontinued operations	(2,579)	(11,027)	12,206	265,814

Minority interest of limited partners	3	20	12	245
Minority interest in CRLP — common unitholders	1,029	4,196	(7)	8,890
Minority interest in CRLP — preferred unitholders	(1,813)	(1,813)	(5,452)	(5,437)

Income (loss) from continuing operations	(3,360)	(8,624)	6,759	269,512

Income from discontinued operations	4,893	2,641	15,394	11,468
Gain on disposal of discontinued operations, net of income taxes of $41 (Q3) and $1,064 (YTD) in 2008 and $95 (Q3) and $1,779 (YTD) in 2007	33,938	17,193	45,425	91,328
Minority interest in CRLP from discontinued operations	(6,458)	(2,816)	(10,432)	(18,022)
Minority interest of limited partners	—	(4,079)	13	(4,152)

Income from discontinued operations	32,373	12,939	50,400	80,622

Net income	29,013	4,315	57,159	350,134

Dividends to preferred shareholders	(2,037)	(2,539)	(6,705)	(10,900)
Preferred share issuance costs write-off, net of discount	240	(29)	(27)	(360)

Net income available to common shareholders	$27,216	$1,747	$50,427	$338,874

Net income (loss) per common share — Basic:
Income (loss) from continuing operations	$(0.11)	$(0.24)	$—	$5.59
Income from discontinued operations	0.69	0.27	1.07	1.74

Net income per common share — Basic	$0.58	$0.03	$1.07	$7.33

Net income (loss) per common share — Diluted:
Income (loss) from continuing operations	$(0.11)	$(0.24)	$—	$5.51
Income from discontinued operations	0.69	0.27	1.07	1.72

Net income per common share — Diluted	$0.58	$0.03	$1.07	$7.23

Weighted average common shares outstanding:
Basic	47,369	46,574	47,046	46,255
Diluted	47,369	46,574	47,155	46,894

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$29,013	$4,315	$57,159	$350,134
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	—	—	(138)
Change in additional minimum pension liability	—	—	—	1,600

Comprehensive income	$29,013	$4,315	$57,159	$351,596

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
 (in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$57,159	$350,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,434	99,729
Income from unconsolidated entities	(13,497)	(11,609)
Distribution to preferred unitholders of CRLP	5,452	5,437
Minority interest in CRLP	10,439	9,132
Gains from sales of property	(49,836)	(398,507)
Impairment	—	46,629
(Gain) loss on retirement of debt	(10,716)	12,521
Prepayment penalties	—	(29,207)
Distributions of income from unconsolidated entities	11,397	8,489
Change in:
Restricted cash	(362)	5,153
Accounts receivable	8,217	(1,015)
Prepaid expenses	2,410	12,386
Other assets	5,202	(33,593)
Change in:
Accounts payable	(12,112)	15,525
Accrued interest	1,927	(6,357)
Accrued expenses and other	9,677	12,274

Net cash provided by operating activities	100,791	97,121

Cash flows from investing activities:
Acquisition of properties	(7,369)	(125,400)
Development expenditures	(264,821)	(292,115)
Tenant improvements and leasing commissions	(3,104)	(5,881)
Capital expenditures	(17,929)	(23,940)
Proceeds from sales of property, net of selling costs	169,946	1,074,023
Issuance of notes receivable	(8,579)	(19,725)
Repayments of notes receivable	4,662	49,247
Distributions from unconsolidated entities	31,059	68,331
Capital contributions to unconsolidated entities	(5,517)	(13,319)
Sale of securities	4,780	—

Net cash (used in) provided by investing activities	(96,872)	711,221

Cash flows from financing activities:
Proceeds from additional borrowings	71,302	818,748
Proceeds from dividend reinvestment plan and exercise of stock options	1,140	12,979
Principal reductions of debt	(172,852)	(655,073)
Payment of debt issuance costs	(1,708)	—
Net change in revolving credit balances and overdrafts	154,953	(171,544)
Dividends paid to common and preferred shareholders	(83,482)	(109,536)
Special distributions	—	(506,515)
Distributions to minority partners in CRLP	(14,769)	(27,568)
Redemption of Preferred Series E Shares	—	(104,437)
Repurchase of Preferred Series D Shares	(23,844)	—

Net cash used in financing activities	(69,260)	(742,946)

(Decrease) increase in cash and cash equivalents	(65,341)	65,396
Cash and cash equivalents, beginning of period	93,033	87,647

Cash and cash equivalents, end of period	$27,692	$153,043

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$70,213	$100,529
Cash paid during the period for income taxes	$4,881	$4,463

Supplemental disclosure of non-cash transactions:
Cash flow hedging activities	$—	$(138)
Consolidation of for sale property development (see Note 9)	$30,689	$—
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2008
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
Note 1 — Organization and Business
          As used herein, “the Company” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”) and one or more of its subsidiaries and other affiliates, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial and residential real estate property and for-sale residential property. The Company’s activities include full or partial ownership and operation of a portfolio of 194 properties as of September 30, 2008, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2008, including properties in lease-up, the Company owns interests in 119 multifamily apartment communities (including 104 wholly-owned consolidated properties and 15 properties partially-owned through unconsolidated joint venture entities), 48 office properties (including three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint venture entities) and 27 retail properties (including six wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities).
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
          In June 2007, the Company sold to DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”) its 69.8% interest in a newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. The Company, through a subsidiary of CRLP, retained a 15% minority interest in the DRA/CLP JV (see Note 9), as well as management and leasing responsibilities for the 26 properties. DRA also purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As a result, interests in the DRA/CLP JV are currently held by DRA, a subsidiary of CRLP and certain limited partners of CRLP that did not elect to sell their interests in the DRA/CLP JV. Total sales proceeds from the sale of the Company’s 69.8% interest were approximately $379.0 million. The Company recorded a net gain of approximately $211.8 million on the sale of its 69.8% interest. The Company also deferred a gain of approximately $7.2 million as a result of certain obligations it assumed in the transaction. During 2007, the Company recognized approximately $3.0 million of this deferred gain as a result of a reduction of the related obligations. The Company has not recognized any of this deferred gain during 2008. In May 2008, certain members in the DRA/CLP JV exercised an option to sell membership interests totaling approximately $1.7 million. DRA purchased selling members’ units with cash increasing its ownership interest in the joint venture from 72.4% to 73.3%. The Company’s ownership interest in the DRA/CLP JV remained at 15.0%.
          In June 2007, the Company sold to OZRE Retail, LLC (“OZRE”) its 69.8% interest in a newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. The Company, through a subsidiary of CRLP, retained a 15% minority interest in the OZRE JV (see Note 9), as well as management and leasing responsibilities for the 11 properties. OZRE also purchased interests in the OZRE JV from limited partners of CRLP. As a result, interests in the OZRE JV are held by OZRE, a subsidiary of CRLP, and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV to OZRE. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. The Company recorded a net gain of approximately $64.7 million on the sale of its 69.8% interest. The Company also deferred a gain of approximately $8.5 million as a result of certain obligations it assumed in the transaction. During 2007, the Company recognized approximately $5.5 million of this deferred gain as a result of a reduction of the related obligations. The Company has not recognized any of this deferred gain during 2008. In June 2008, certain members in the OZRE JV exercised an option to sell membership interests totaling approximately $9.1 million to OZRE JV. The redeemed units were cancelled by the OZRE JV increasing OZRE’s ownership interest from 72.5% to 82.7% and the Company’s ownership interest from 15.0% to 17.1%.
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
Note 3 — Summary of Significant Accounting Policies
          Basis of Presentation
          The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned an approximate 83.4% interest in CRLP at September 30, 2008. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. CRLP, an SEC registrant, files separate financial statements under the Securities and Exchange Act of 1934, as amended. The Company allocates income to the minority interest in CRLP based on the weighted average minority ownership percentage for the periods presented in the Consolidated Condensed Statements of Income and Comprehensive Income. At the end of each period, the Company adjusts the Consolidated Condensed Balance Sheet for CRLP’s minority interest balance based on the minority ownership percentage at the end of the period.
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
          Noncontributory Defined Benefit Pension Plan
          During 2007, the Company’s Board of Trustees approved the termination of its noncontributory defined benefit pension plan. The Company recorded a charge of $2.3 million in connection with this termination during 2007, including a one-time pension bonus of approximately $1.4 million. As of December 31, 2007, the termination of the pension plan was substantially complete. The remaining settlement payments of $0.7 million were paid during the three months ended September 30, 2008 upon final determination from the IRS.

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
          The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to the Company and engages in for-sale development and condominium conversion activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision (benefit) for income taxes was $0.2 million and ($15.6) million for the three months ended September 30, 2008 and 2007, respectively. CPSI’s effective income tax rate was 30.6% and 40.5% for the three months ended September 30, 2008 and 2007, respectively. CPSI’s consolidated provision (benefit) for income taxes was $1.9 million and ($12.5) million for the nine months ended September 30, 2008 and 2007, respectively. CPSI’s effective income tax rate was 37.9% and 41.0% for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company had a net deferred tax asset of approximately $14.6 million and $19.9 million, respectively, which resulted primarily from the impairment charge recorded during 2007 related to the Company’s for-sale residential properties (see Note 5). The Company has assessed the recoverability of this asset and believes that, as of September 30, 2008, recovery is more likely than not based upon future taxable income and the ability to carry back taxable losses to 2006 and 2007.
          Tax years 2005 through 2007 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.
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
          Unaudited Interim Statements
          The consolidated condensed financial statements as of and for the three and nine months ended September 30, 2008 and 2007 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal, recurring nature, except for the items discussed in Note 2 above.

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
          For newly developed for-sale residential projects, the Company accounts for each project under either the Completed Contract Method or the percentage of completion method based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the percentage-of-completion method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each unit under a binding real estate contract. For all periods presented herein, none of the for-sale residential projects have been accounted for under the percentage-of-completion method.
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

          Notes Receivable
          Notes receivable activity for the three months ended September 30, 2008 consist primarily of the following:
(1)	The Company had a promissory note of approximately $28.9 million related to a for-sale residential project in which the Company had a 40% interest. As of September 30, 2008, this note was in default. As a result, the Company has initiated a plan to convert the outstanding notes receivable due from the Regents Park Joint Venture (Phase I) to preferred equity in the same joint venture. Because of these events, the Company has consolidated this joint venture in its financial statements as of September 30, 2008 (see Note 9).

(2)	The Company had short-term seller financing related to the sale of Colonial Grand at Shelby Farms I & II for approximately $27.8 million with an original maturity date of July 27, 2008 and a rate of 6.50%. There were two 30-day extension options available at a rate of 8.0% and 12.0%, respectively. During July 2008, the buyer exercised the first of these extension options. In August 2008, the buyer repaid the note in full.
The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. The Company had recorded accrued interest related to its outstanding notes receivable of $0.1 million and $0.2 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the Company had no reserve recorded against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 6.0% and 8.1% per annum as of September 30, 2008 and December 31, 2007, respectively. Interest income is recognized on an accrual basis.
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
          New Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. As discussed above, SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how the Company determines fair value, but has resulted in certain additional disclosures (see Note 3 above). The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and does not expect this adoption to have a material effect on its consolidated results of operations or financial position but will enhance the level of disclosure for assets and liabilities recorded at fair value. The Company also adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP, which provides guidance on measuring the fair value of a financial asset in an inactive market, had no impact on the Company’s financial statements.

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
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS No. 160 are effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial statements but will enhance the level of disclosure for the Company’s non-controlling interests.
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on the Company’s consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating how this standard will impact the Company’s disclosures regarding derivative instruments and hedging activities.
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
          During the second quarter of 2008, the Company acquired 139 acres of land for $22.0 million to be used for the development of a 743,000 square foot retail shopping center (531,000 square feet excluding anchor-owned square footage). This acquisition of land was funded from borrowings under the Company’s unsecured line of credit. This project, if developed as anticipated, is expected to cost approximately $146.7 million, which excludes $24.0 million of community development district special assessment bonds that were issued in April 2008 and will be utilized to fund certain infrastructure costs (see Note 12).

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
          During the second quarter of 2008, the Company disposed of five wholly-owned apartment communities consisting of 1,250 units for an aggregate sales price of $81.8 million. In addition, the Company disposed of its 10% interest in a 191-unit multifamily apartment community for a sales price of $0.8 million. The Company also disposed of its 15% interest in one partially-owned office property totaling 156,000 square feet for a sales price of $1.6 million. The proceeds from these transactions will be used to fund future investment activities and for general corporate purposes.
          During the first nine months of 2008, the Company disposed of a portion of its interest in the Huntsville tenancy in common (“TIC”) investment through a series of 10 transactions. As a result of these transactions, the Company’s interest was effectively reduced from 40.0% to 10.0% (see Note 9).
          On September 26, 2008, the Company disposed of Colonial Grand at Hunter’s Creek, a 496-unit multifamily apartment community located in Orlando, Florida. The Company sold this asset for approximately $57.7 million and recognized a gain on the sale of this asset of approximately $33.6 million. The proceeds from the sale of this asset were used to repay a portion of the borrowings outstanding under the Company’s unsecured line of credit.
          In accordance with SFAS No. 144, net income and gain on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the three and nine months ended September 30, 2008 and 2007, all of the operating properties sold with no continuing interest were classified as discontinued operations. The following is a listing of the properties the Company disposed of in 2008 and 2007 that are classified as discontinued operations:

			Units/ Square
Property	Location	Date Sold	Feet
Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200
Mayflower Seaside	Virginia Beach, VA	June 2007	265
Cape Landing	Myrtle Beach, SC	June 2007	288
Colonial Grand at Natchez Trace	Jackson, MS	June 2007	328
Colonial Grand at The Reservoir	Jackson, MS	June 2007	170
Colonial Grand at Promenade	Montgomery, AL	February 2007	384
Beacon Hill	Charlotte, NC	January 2007	349
Clarion Crossing	Raleigh, NC	January 2007	260
Colonial Grand at Enclave	Atlanta, GA	January 2007	200
Colonial Village at Poplar Place	Atlanta, GA	January 2007	324
Colonial Village at Regency Place	Raleigh, NC	January 2007	180
Colonial Village at Spring Lake	Atlanta, GA	January 2007	188
Colonial Village at Timothy Woods	Athens, GA	January 2007	204

Office
250 Commerce Center	Montgomery, AL	February 2008	37,000

Retail
Village on the Parkway	Dallas, TX	July 2007	380,500
Britt David Shopping Center	Columbus, GA	July 2007	102,600
Colonial Mall Decatur	Huntsville, AL	July 2007	576,100
Colonial Mall Lakeshore	Gainesville, GA	July 2007	518,300
Colonial Mall Staunton	Staunton, VA	July 2007	424,000
Colonial Mayberry Mall	Mount Airy, NC	July 2007	206,900
Colonial Promenade Montgomery	Montgomery, AL	July 2007	209,100
Colonial Promenade Montgomery North	Montgomery, AL	July 2007	209,900
Colonial Shoppes Bellwood	Montgomery, AL	July 2007	87,500
Colonial Shoppes McGehee Place	Montgomery, AL	July 2007	98,300
Colonial Shoppes Quaker Village	Greensboro, NC	July 2007	101,900
Olde Town Shopping Center	Montgomery, AL	July 2007	38,700
Colonial Shoppes Wekiva	Orlando, FL	May 2007	208,600
Colonial Shoppes Bear Lake	Orlando, FL	April 2007	131,300
Colonial Shoppes Yadkinville	Yadkinville, NC	March 2007	90,917
Rivermont Shopping Center	Chattanooga, TN	February 2007	73,481
          Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, the Company does not intend to retain a continuing interest in the property, and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of September 30, 2008, the Company had classified 11 multifamily assets containing 2,826 units and two retail assets containing approximately 521,000 square feet, excluding anchor-owned square feet, as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $202.4 million as of September 30, 2008, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of September 30, 2008. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented in accordance with SFAS No. 144. Depreciation expense and amortization expense suspended as a result of assets being classified as held for sale for the three and nine months ended September 30, 2008 was approximately $1.9 million and $4.0 million, respectively. There is no depreciation expense or amortization expense suspended as a result of these assets being classified as held for sale during the three and nine months ended September 30, 2007.

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
          Below is a summary of the operations of the properties sold or classified as held for sale during the three and nine months ended September 30, 2008 and 2007 that are classified as discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2008	2007	2008	2007
Property revenues:
Base rent	$7,526	$9,809	$27,055	$45,566
Tenant recoveries	155	292	495	3,487
Other revenue	891	1,402	3,071	4,633

Total revenues	8,572	11,503	30,621	53,686

Property operating and administrative expenses	3,397	5,334	12,027	22,241
Impairment	—	450	—	2,950
Depreciation and amortization	340	2,909	3,340	9,932

Total expenses	3,737	8,693	15,367	35,123

Interest expense, net	58	(169)	140	(4,241)
Other expenses	—	—	—	(2,854)

Income from discontinued operations before net gain on disposition of discontinued operations	4,893	2,641	15,394	11,468
Net gain on disposition of discontinued operations	33,938	17,193	45,425	91,328
Minority interest in CRLP from discontinued operations	(6,458)	(2,816)	(10,432)	(18,022)
Minority interest to limited partners	—	(4,079)	13	(4,152)

Income from discontinued operations	$32,373	$12,939	$50,400	$80,622

Note 5 — For-Sale Activities and Impairment
          For-Sale Residential Activities
          During the three months ended September 30, 2008 and 2007, the Company, through CPSI, sold 27 and 20 units at its for-sale residential development properties, respectively. During the three months ended September 30, 2008 and 2007, the Company, through CPSI, disposed of one and 25 condominium units, respectively, at the Company’s condominium conversion properties. During the three months ended September 30, 2008 and 2007, gains from sales of property on the Company’s Consolidated Condensed Statements of Income and Comprehensive Income included $1.0 million ($0.6 million net of income taxes) and $1.1 million ($0.9 million net of income taxes), respectively, from these condominium and for-sale residential sales. During the nine months ended September 30, 2008 and 2007, gains from sales of property on the Company’s Consolidated Condensed Statements of Income and Comprehensive Income included $1.7 million ($1.1 million net of income taxes) and $13.2 million ($10.6 million net of income taxes), respectively, from these condominium and for-sale residential sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2008	2007	2008	2007
Condominium revenues, net	$145	$5,373	$448	$49,127
Condominium costs	(152)	(4,915)	(401)	(39,123)

Gains (losses) on condominium sales, before minority interest and income taxes	(7)	458	47	10,004

For-sale residential revenues, net	8,678	5,264	17,795	21,224
For-sale residential costs	(7,667)	(4,662)	(16,177)	(18,032)

Gains on for-sale residential sales, before minority interest and income taxes	1,011	602	1,618	3,192

Minority interest	—	26	—	250
Provision for income taxes	(396)	(178)	(550)	(2,602)

Gains on condominium conversions and for-sale residential sales, net of minority interest and income taxes	$608	$908	$1,115	$10,844

          For-sale residential projects under development of $62.0 million and $96.0 million as of September 30, 2008 and December 31, 2007, respectively, are reflected as construction in progress in the accompanying Consolidated Condensed Balance Sheet. This decrease can be attributed to for-sale residential projects that are now classified as held for sale. For-sale residential projects of approximately $91.6 million and $22.2 million are reflected in real estate assets held for sale as of September 30, 2008 and December 31, 2007, respectively. Of this $91.6 million, $30.3 million is related to the Regents Park Joint Venture (Phase I) which has been consolidated as of September 30, 2008 (see Note 9). During 2007, a $43.3 million non-cash impairment charge, which includes $1.2 million for the Regents Park Joint Venture (Phase I), was recorded on the Company’s for-sale residential properties. All for-sale residential amounts above are net of this impairment charge.
          The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For the three months ended September 30, 2008, there were no gains related to condominium unit sales included in discontinued operations. For the three months ended September 30, 2007, gains on condominium unit sales, net of income taxes, of $0.8 million, are included in discontinued operations. For the nine months ended September 30, 2008 and 2007, gains on condominium unit sales, net of income taxes, of $0.1 million and $9.1 million, respectively, are included in discontinued operations. Condominium conversion properties are reflected in the accompanying Consolidated Condensed Balance Sheets as part of real estate assets held for sale, and totaled $2.7 million and $2.9 million as of September 30, 2008 and December 31, 2007, respectively.
          For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
          Impairment
          During 2007 and continuing in 2008, the condominium and single family housing markets remained unstable primarily due to increasing mortgage financing rates, the limited availability of lending and other types of mortgages, and an oversupply of such assets, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market continued to decline primarily due to lack of demand. During September 2007, the Company recorded a non-cash impairment charge of $43.3 million ($26.8 million net of income tax) to reduce the carrying value of certain of its for-sale residential developments to their estimated fair market value. An increase in construction costs (partially related to the dispute and litigation with a general contractor — See Note 12) during development was also factored into the impairment charge recorded during 2007. The Company utilized a probability weighted discounted future cash flow analysis, which incorporates available market information and other assumptions made by management. The impairment charge recorded during 2007 was primarily related to the for-sale residential projects located in Gulf Shores, Alabama (the Cypress Village project and the Grander condominium development), one condominium project in Charlotte, North Carolina (The Enclave) and one townhouse project in Atlanta, Georgia (Regents Park), which was previously unconsolidated. The Enclave condominium project and a portion of the Cypress Village project are now being leased as multifamily apartment communities.

          The Company continues to evaluate each of its for-sale residential developments for impairment. While market conditions in the condominium and single family housing markets have continued to decline in 2008, the Company anticipated some of this decline when estimating the fair value of its for-sale residential developments as of September 30, 2007. Further, the Company’s for-sale residential developments have not been as adversely affected as the condominium and single family housing market as a whole. Accordingly, the Company has concluded that there is no further impairment of its for-sale residential developments as of September 30, 2008.
          The Company calculates the fair values of each for-sale residential project evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing, and cost structure. The Company will continue to monitor the specific facts and circumstances at its for-sale residential developments. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects the Company can sell, the timing of the sales and/or the prices at which the Company can sell them in future periods. If the Company is unable to sell projects, it may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of the Company’s assets as reflected on its balance sheet and adversely affect net income and shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
          Developments
          During the first quarter of 2008, the Company recorded gains on sales of commercial developments totaling $1.5 million, net of income taxes. These amounts relate to changes in development cost estimates, including stock-based compensation costs that were capitalized into certain of the Company’s commercial developments that were sold in previous periods.
          During the second quarter of 2008, the Company recorded a gain on sale of $2.8 million ($1.7 million net of income taxes) from the Colonial Grand at Shelby Farms II multifamily expansion phase development.
          The Company owns approximately $224.8 million of land parcels that are held for future developments. The Company is focused on completing the projects currently under construction during the remainder of 2008 and 2009. The Company expects to defer developments of land parcels held for future development until the economy improves.
Note 6 — Net Income Per Share
          For the three and nine months ended September 30, 2008 and 2007, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common share is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(amounts in thousands)	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$(3,360)	$(8,624)	$6,759	$269,512
Less:
Preferred stock dividends	(2,037)	(2,539)	(6,705)	(10,900)
Preferred share issuance costs write-off, net of discount	240	(29)	(27)	(360)

Income (loss) from continuing operations available to common shareholders	$(5,157)	$(11,192)	$27	$258,252

Denominator:
Denominator for basic net income per share — weighted average common shares	47,369	46,574	47,046	46,255
Effect of dilutive securities	—	—	109	639

Denominator for diluted net income per share — adjusted weighted average common shares	47,369	46,574	47,155	46,894

          For the three months ended September 30, 2008 and 2007, the Company reported a net loss from continuing operations (after preferred dividends), and as such, 63,541 and 596,455 dilutive share equivalents (stock options and restricted stock), respectively, have been excluded from per share computations because including such shares would be anti-dilutive. For the nine months ended September 30, 2008 and 2007, 1,459,446 and 575,218 share equivalents (stock options and restricted stock), respectively, were outstanding but were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. In connection with the special distribution paid by the Company during 2007 (See Note 2), the exercise price of all of the Company’s then outstanding options was reduced by $10.63 per share for all periods presented as required under the terms of the Company’s option plans.
Note 7 — Shareholders’ Equity
          The following table presents the changes in the issued common shares of beneficial interest since December 31, 2007 (excluding 9,529,446 and 10,052,778 units of CRLP at September 30, 2008 and December 31, 2007, respectively, which are convertible into common shares of beneficial interest on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Issued at December 31, 2007	52,839,699

Share options exercised	33,075
Restricted shares issued (cancelled), net	119,226
Conversion of CRLP units to common shares	523,332
Issuances under other employee and nonemployee share plans	16,919

Issued at September 30, 2008	53,532,251

          For the nine months ended September 30, 2008, the Company adjusted CRLP’s minority interest balance to reflect CRLP’s minority ownership percentage of 16.6%. This adjustment, primarily related to the conversion of units to shares, resulted in a decrease in CRLP’s minority interest balance and a increase in common shareholder equity of approximately $11.2 million for the nine months ended September 30, 2008.
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

•	During the first quarter of 2008, the Company repurchased 306,750 shares of its outstanding 8 1/8% Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.1 million, on the repurchase and wrote off approximately $0.3 million of issuance costs.

•	During the second quarter of 2008, the Company repurchased 577,000 shares of its outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a purchase price of $14.0 million, or $24.24 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.4 million, on the repurchase and wrote off approximately $0.5 million of issuance costs.

•	During the third quarter of 2008, the Company repurchased 105,000 shares of its outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a purchase price of $2.3 million, or $21.75 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.3 million, on the repurchase and wrote off approximately $0.1 million of issuance costs.
Note 8 — Segment Information
          The Company manages its business based on the performance of four operating portfolios: multifamily, office, retail and for-sale residential. As a result of the impairment charge recorded during 2007 related to the Company’s for-sale residential projects, the Company’s for-sale residential operating portfolio met the quantitative threshold to be considered a reportable segment. The results of operations and assets of the for-sale residential portfolio were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of this operating portfolio in prior periods. The multifamily, office and retail portfolios have a separate management team that is responsible for acquiring, developing, managing and leasing properties within such portfolio. The multifamily portfolio management team is responsible for all aspects of the for-sale residential development and disposition activities. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that the Company has entered into are included in the applicable portfolio information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable portfolio information. In reconciling the portfolio information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily, office and retail portfolios and allocates resources to them based on portfolio NOI. Portfolio NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). All of the Company’s condominium conversion properties and related sales are being managed by the multifamily portfolio. Management evaluates the performance of its for-sale residential business based on net gains / losses. Presented below is segment information, for the multifamily, office and retail portfolios, including the reconciliation of total portfolio revenues to total revenues and total portfolio NOI to income from continuing operations for the three and nine months ended September 30, 2008 and 2007, and total portfolio assets to total assets as of September 30, 2008 and December 31, 2007. Additionally, the Company’s net gains on for-sale residential projects for the three and nine months ended September 30, 2008 and 2007 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Revenues:
Segment Revenues:
Multifamily	$78,890	$75,836	$237,250	$230,762
Office	14,047	12,910	43,528	84,291
Retail	9,440	10,267	26,463	59,771

Total Segment Revenues	102,377	99,013	307,241	374,824

Partially-owned unconsolidated entities — Mfam	(2,137)	(2,587)	(6,484)	(7,817)
Partially-owned unconsolidated entities — Off	(12,276)	(12,091)	(38,323)	(28,263)
Partially-owned unconsolidated entities — Rtl	(5,003)	(5,542)	(15,086)	(13,151)
Construction revenues	654	11,154	9,102	32,007
Other non-property related revenue	5,287	5,490	15,737	14,044
Discontinued operations property revenues	(8,572)	(11,503)	(30,621)	(53,686)

Total Consolidated Revenues	80,330	83,934	241,566	317,958

NOI:
Segment NOI:
Multifamily	45,631	43,628	142,042	135,682
Office	8,340	7,310	27,016	54,113
Retail	6,528	6,454	18,171	40,957

Total Segment NOI	60,499	57,392	187,229	230,752

Partially-owned unconsolidated entities — Mfam	(1,021)	(1,309)	(3,165)	(3,670)
Partially-owned unconsolidated entities — Off	(7,630)	(7,026)	(24,058)	(16,647)
Partially-owned unconsolidated entities — Rtl	(3,556)	(3,854)	(10,644)	(9,057)
Unallocated corporate revenues	5,287	5,490	15,737	14,044
Discontinued operations property NOI	(5,175)	(5,719)	(18,594)	(28,495)
Impairment — discontinued operations (1)	—	(450)	—	(2,950)
Impairment — continuing operations (2)	—	(43,679)	—	(43,679)
Construction NOI	(18)	1,874	599	2,861
Property management expenses	(2,088)	(2,365)	(6,402)	(9,450)
General and administrative expenses	(5,993)	(5,442)	(17,564)	(19,460)
Management fee and other expenses	(4,435)	(3,980)	(12,464)	(10,956)
Restructuring charges	—	—	—	(1,528)
Investment and development (3)	(80)	(342)	(956)	(799)
Depreciation	(24,303)	(20,953)	(68,648)	(80,982)
Amortization	(809)	(833)	(2,465)	(9,734)

Income from operations	10,678	(31,196)	38,605	10,250

Total other income (expense), net (4)	(13,257)	20,169	(26,399)	255,564

Income before minority interest and discontinued operations	$(2,579)	$(11,027)	$12,206	$265,814

	September 30,	December 31,
(in thousands)	2008	2007
Assets
Segment Assets
Multifamily	$2,460,598	$2,449,558
Office	128,094	82,630
Retail	274,765	149,933
For-Sale Residential (5)	180,572	211,729

Total Segment Assets	3,044,029	2,893,850

Unallocated corporate assets (6)	210,176	335,980

	$3,254,205	$3,229,830

Footnotes on following page

(1)	The $0.5 million impairment charge recorded during the three months ended September 30, 2007 was a result of fire damage sustained at a multifamily apartment community, which is now classified as held for sale. The impairment charge recorded during the nine months ended September 30, 2007 also includes $2.5 million related to retail asset that has been sold.

(2)	During the three and nine months ended September 30, 2007, the Company recorded a $43.3 million non-cash impairment charge ($26.8 million net of income tax) as a result of the deterioration in the single family housing markets, primarily in Gulf Shores, Alabama and Charlotte, North Carolina. Additionally, there was $0.4 million recorded as a result of fire damage at a multifamily apartment community.

(3)	Reflects costs incurred related to abandoned pursuits. Abandoned pursuits are volatile and, therefore, may vary between periods.

(4)	For-sale residential activities including net gain on sales and income tax expense (benefit) are included in other income (See table below for additional details on for-sale residential activities and also Note 5 related to for-sale activities).

(5)	Two projects, formerly for-sale residential developments, are now being leased as multifamily apartment communities. In addition, the Regents Park Joint Venture (Phase I) is now consolidated by the Company (see Note 9).

(6)	Includes the Company’s investment in partially-owned entities of $41,929 as of September 30, 2008 and $69,682 as of December 31, 2007.
          For-Sale Residential

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Gains on for-sale residential sales	$1,011	$602	$1,618	$3,192
Impairment	—	(43,300)	—	(43,300)
Income tax benefit (expense)	(392)	16,289	(560)	15,370

Income (loss) from for-sale residential sales	$619	$(26,409)	$1,058	$(24,738)

Note 9 — Investment in Partially-Owned Entities
          The Company accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of September 30, 2008 and December 31, 2007:

			(in thousands)
	Percent		September 30,	December 31,
	Owned		2008	2007
Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00	% (1)	$—	$569
Auberry at Twin Creeks, Dallas, TX	15.00	% (2)	—	702
Belterra, Ft. Worth, TX	10.00%		637	708
Regents Park (Phase II), Atlanta, GA	40.00	% (3)	3,511	5,282
CG at Huntcliff, Atlanta, GA	20.00%		1,938	2,138
CG at McKinney, Dallas, TX (Development)	25.00%		1,298	1,003
CG at Research Park, Raleigh, NC	20.00%		1,084	1,197
CG at Traditions, Gulf Shores, AL	35.00%		622	1,591
CMS / Colonial Joint Venture I	15.00%		374	435
CMS / Colonial Joint Venture II	15.00	% (4)	(442)	(419)
CMS Florida	25.00%		(503)	(338)
CMS Tennessee	25.00%		171	258
CMS V / CG at Canyon Creek, Austin, TX	25.00%		678	1,226
CV at Matthews, Charlotte, NC	25.00	% (5)	—	1,004
DRA Alabama	10.00%		2,225	2,260
DRA CV at Cary, Raleigh, NC	20.00%		1,767	2,026
DRA Cunningham, Austin, TX	20.00%		906	969
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,315	1,409
Fairmont at Fossil Creek, Fort Worth, TX	15.00	% (6)	—	567
Park Crossing, Fairfield, CA	10.00	% (7)	—	797
Stone Ridge, Columbia, SC	10.00	% (8)	—	451

Total Multifamily			15,581	23,835

Office:
600 Building Partnership, Birmingham, AL	33.33%		110	76
Colonial Center Mansell JV	15.00%		878	1,377
DRA / CRT JV	15.00	% (9)	17,846	23,365
DRA / CLP JV	15.00	% (10)	(10,057)	(6,603)
Huntsville TIC, Huntsville , AL	10.00	% (11)	(3,570)	7,922

Total Office			5,207	26,137

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,211	2,258
Colonial Promenade Smyrna, Smyrna, TN (Development)	50.00%		2,202	2,297
GPT / Colonial Retail JV	10.00	% (12)	—	(5,021)
Highway 150, LLC, Birmingham, AL	10.00%		65	64
OZRE JV	17.10	% (13)	(7,362)	(6,204)
Parkway Place Limited Partnership, Huntsville, AL	45.00%		9,911	10,342
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00%		928	1,300
Parkside Drive LLC I, Knoxville, TN	50.00%		5,034	6,898
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%		6,374	6,270
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(162)	(107)

Total Retail			19,201	18,097

Other:
Heathrow, Orlando, FL	50.00%		1,924	1,585
Colonial / Polar-BEK Management Company,	50.00%		16	28

Birmingham, AL			1,940	1,613

			$41,929	$69,682

Footnotes on following page

(1)	The Company sold its 10% interest in Arbors at Windsor Lake during January 2008.

(2)	The Company sold its 15% interest in Auberry at Twin Creeks during January 2008.

(3)	The Company has consolidated the Regents Park Joint Venture (Phase I) in its financial statements as of September 30, 2008. The Regents Park Joint Venture (Phase II) consists of undeveloped land.

(4)	The CMS/Colonial Joint Venture II holds one property in which the Company has a 15% partnership interest.

(5)	The Company acquired the remaining 75% interest in Colonial Village at Matthews during January 2008 (see Note 4).

(6)	The Company sold its 15% interest in Fairmont at Fossil Creek during January 2008.

(7)	The Company sold its 10% interest in Park Crossing during February 2008.

(8)	The Company sold its 10% interest in Stone Ridge during June 2008. Final distribution from the sale of this asset was recorded in the third quarter of 2008.

(9)	As of September 30, 2008, this joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas. The Company sold its 15% interest in Decoverly, located in Rockville, Maryland, during May 2008.

(10)	As of September 30, 2008, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Amount includes the value of the Company’s investment of approximately $24.6 million, offset by the excess basis difference on the June 2007 joint venture transaction (see Note 2) of approximately $34.7 million, which is being amortized over the life of the properties.

(11)	Amount includes the Company’s investment of approximately $4.1 million, offset by the excess basis difference on the transaction of approximately $7.7 million, which is being amortized over the life of the properties.

(12)	The Company sold its 10% interest in GPT/ Colonial Retail JV during February 2008.

(13)	As of September 30, 2008, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Amount includes the value of the Company’s investment of approximately $9.4 million, offset by the excess basis difference on the June 2007 joint venture transaction (see Note 2) of approximately $16.8 million, which is being amortized over the life of the properties.
          During the three months ended September 30, 2008, the Company disposed of a portion of its interest in the Huntsville TIC through a series of two transactions. As a result of these transactions, the Company’s interest was effectively reduced from 13.8% to 10.0%. Proceeds from sales totaled $2.1 million. The Company recognized a total gain of approximately $2.0 million from these transactions, which primarily relates to the deferred gain from the original DRA/CLP joint venture transaction. Since the inception of the joint venture, the Company disposed of portions of its interest in the Huntsville TIC through a series of 10 transactions. As a result of these transactions, the Company’s interest was effectively reduced from 40.0% to 10.0%. Proceeds from the sales totaled $15.7 million. The Company recognized a total gain of approximately $6.0 million from these transactions, which primarily relates to the deferred gain from the original DRA/CLP joint venture transaction. The proceeds from the sale of this interest were used to repay a portion of the borrowings outstanding under the Company’s unsecured line of credit.
          During the third quarter of 2008, the Company initiated a plan to convert its outstanding note receivable due from the Regents Park Joint Venture (Phase I) to preferred equity. As of September 30, 2008, the Regents Park Joint Venture was in default under this note receivable. The Company is currently negotiating amendments to the operating agreement for the joint venture such that the $30.0 million outstanding balance of the note receivable, as well as all of the Company’s original equity of $3.0 million (plus a preferred return) would receive priority distributions over the joint venture partner’s original equity of $4.5 million (plus a preferred return). The Company is also seeking to amend the Joint Venture operating agreement to expressly grant the Company control rights with respect to the management and future funding of this project. In the event the Company is not successful in these negotiations, the Company will proceed with its other remedies as set out in the joint venture and loan agreements. As a result of the foregoing, the Company consolidated this joint venture in its financial statements as of September 30, 2008.
          The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which the Company had ownership interests as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2008	2007	2008	2007	2008	2007
DRA/CRT	$1,172,705	$1,248,807	$970,139	$993,264	$163,591	$202,162
DRA/CLP	925,232	973,861	741,907	741,907	163,693	194,210
OZRE	353,179	362,734	292,836	284,000	55,234	74,012
GPT (1)	—	374,498	—	322,776	—	43,982
Huntsville TIC (2)	229,574	160,478	107,540	107,540	41,393	49,980

	$2,680,690	$3,120,378	$2,112,422	$2,449,487	$423,911	$564,346

(1)	The Company sold its interest in this joint venture in February 2008.

(2)	During 2008, the Company has reduced its interest in this joint venture from 40.0% to 10.0%.

          The following table summarizes income statement financial data of significant unconsolidated joint ventures in which the Company had ownership interests for the three months ended September 30, 2008 and 2007 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2008	2007	2008	2007	2008	2007
DRA/CRT	$44,283	$42,534	$(2,647)	$33,789	$(194)	$5,388
DRA/CLP	30,189	35,707	(4,014)	(2,501)	(35)	302
OZRE	8,625	8,755	(2,223)	(2,292)	(153)	(116)
GPT (1)	—	11,998	—	(3,062)	—	(195)
Huntsville TIC (2)	6,411	—	(615)	—	1,987	—

	$89,508	$98,994	$(9,499)	$25,934	$1,605	$5,379

(1)	The Company sold its interest in this joint venture in February 2008 and recognized a gain of approximately $12.2 million.

(2)	The Company sold a portion of its interest in this joint venture in two transactions during the third quarter of 2008 and recognized a gain of approximately $2.0 million.
          The following table summarizes income statement financial data of significant unconsolidated joint ventures in which the Company had ownership interests for the nine months ended September 30, 2008 and 2007 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2008	2007	2008	2007	2008	2007
DRA/CRT	$130,140	$135,357	$(11,020)	$17,250	$(552)	$3,193
DRA/CLP	87,840	42,300	(12,879)	(2,557)	(243)	380
OZRE	25,914	9,920	(8,306)	(2,100)	(543)	(68)
GPT (1)	8,191	35,757	(1,752)	(8,669)	11,977	(533)
Huntsville TIC (2)	18,340	—	(8,382)	—	4,236	—

	$270,425	$223,334	$(42,339)	$3,924	$14,875	$2,972

(1)	The Company sold its interest in this joint venture in February 2008 and recognized a gain of approximately $12.2 million.

(2)	The Company sold a portion of its interest in this joint venture in a series of 10 transactions during 2008 and recognized a gain of approximately $6.0 million.
Note 10 — Financing Activities
          On January 8, 2008, the Company, together with CRLP, added $175 million of additional borrowing capacity through the accordion feature of the Company’s unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. Therefore, as of September 30, 2008, CRLP, with the Company as guarantor, has a $675.0 million Credit Facility. The amended Credit Facility has a maturity date of June 21, 2012.
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
          The Credit Facility, which is primarily used by the Company to finance property acquisitions and developments, had an outstanding balance at September 30, 2008 of $202.0 million. The interest rate of the Credit Facility was 3.42% and 5.87% at September 30, 2008 and 2007, respectively. The cash management line had an outstanding balance of $3.9 million as of September 30, 2008.

          The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as it becomes due. At September 30, 2008, the Company was in compliance with these covenants.
          Many of the recent disruptions in the financial markets have been brought about in large part by failures in the U.S. banking system. If Wachovia or any of the other financial institutions that have extended credit commitments to the Company under the Credit Facility or otherwise are adversely affected by the conditions of the financial markets, these financial institutions may become unable to fund borrowings under credit commitments to the Company under the Credit Facility, the cash management line or otherwise. If these lenders become unable to fund the Company’s borrowings pursuant to the financial institutions’ commitments, the Company may need to obtain replacement financing, and such financing, if available, may not be available on commercially attractive terms.
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
          On April 23, 2008, the Company’s Board of Trustees authorized a senior note repurchase program which allows the Company to repurchase up to an additional $200 million of outstanding unsecured senior notes of CRLP through December 31, 2009. The senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.
•	During the second quarter of 2008, the Company repurchased $31.8 million of its outstanding unsecured senior notes in separate transactions at an average 10% discount to par value, which represents a 7.8% yield to maturity. As a result of the repurchases, the Company recognized an aggregate gain of $2.7 million, which is included in Gains (losses) on retirement of debt on the Company’s Consolidated Condensed Statements of Income and Comprehensive Income.

•	During the third quarter of 2008, the Company repurchased $57.8 million of its outstanding unsecured senior notes in separate transactions at an average 5% discount to par value, which represents a 7.4% yield to maturity. As a result of the repurchases, the Company recognized an aggregate gain of $2.6 million, which is included in Gains (losses) on retirement of debt on the Company’s Consolidated Condensed Statements of Income and Comprehensive Income.
The Company will continue to monitor the debt markets and repurchase certain senior notes that meet the Company’s required criteria, as funds are available.
          During the third quarter of 2008, the Company refinanced a mortgage associated with Colonial Village at Timber Crest, a 282-unit apartment community located in Charlotte, North Carolina. Loan proceeds were $13.7 million, with a floating rate of LIBOR plus 292 basis points, which was 6.9% at September 30, 2008. The proceeds, along with additional borrowings of $0.6 million from the Company’s Credit Facility, were used to repay the $14.3 million outstanding mortgage.

Note 11 — Derivatives and Hedging
          The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. During the three months ended September 30, 2008, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
          As of September 30, 2008, the Company had certain interest rate caps with a fair value of less than $1,000 included in other assets. There was no change in net unrealized income for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2008. There was no change in net unrealized income for derivatives designated as cash flow hedges for the three months ended September 30, 2007. The change in net unrealized income (loss) of ($0.1) million for derivatives designated as cash flow hedges for the nine months ended September 30, 2007 is recorded as a component of shareholders’ equity. All derivatives were designated as hedges for the three and nine months ended September 30, 2008 and 2007.
          As of September 30, 2008, the Company had approximately $5.6 million in accumulated other comprehensive loss related to settled or terminated derivatives that are being reclassified to interest expense as interest payments are made on the Company’s hedged debt.
Note 12 — Contingencies and Guarantees
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
          In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $13.5 million and $11.3 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, no liability was recorded for these guarantees.
          In April 2008, the Nor du Lac community development district (the “CDD”), a third-party governmental entity, issued $24.0 million of special assessment bonds. The funds from this bond issuance will be used by the CDD to construct infrastructure for the benefit of the Colonial Pinnacle Nor du Lac development (see Note 4 for additional discussion). The repayment of these bonds will be funded by special assessments to the land owners within the CDD. In accordance with EITF 91-10, the Company has recorded restricted cash and other liabilities for the $24.0 million bond issuance. This transaction has been treated as a non-cash transaction in the Company’s Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2008. During the three months ended September 30, 2008, the Company sold land for $3.8 million to the CDD for the construction of infrastructure, resulting in a $3.8 million decrease in restricted cash.

          In connection with the office and retail joint venture transactions, as discussed in Note 2 above, the Company assumed certain contingent obligations for a total of $15.7 million, of which $6.8 million remains outstanding as of September 30, 2008.
          In January 2008, the Company received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of September 30, 2008, the Company has accrued an estimated liability.
          The Company is a party to various other legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of the Company.
          Guarantees
          During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of September 30, 2008, this guarantee had been reduced to $17.4 million as a result of the pay down of the associated secured debt from the sales of assets. At September 30, 2008, no liability was recorded for the guarantee.
          During February 2006, the Company committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. As of September 30, 2008, the joint venture had drawn $27.4 million on the construction loan. At September 30, 2008, no liability was recorded for the guarantee.
          During November 2006, the Company committed with its joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna Joint Venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. As of September 30, 2008, the Colonial Promenade Smyrna Joint Venture had drawn $32.5 million on the construction loan. At September 30, 2008, no liability was recorded for the guarantee.
          During April 2007, the Company committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions Joint Venture. The Company and its joint venture partner each committed to provide 50% of the guarantee. As of September 30, 2008, the joint venture had drawn $32.6 million on the construction loan. At September 30, 2008, no liability was recorded for the guarantee.
          The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Note 13 — Subsequent Events
          Distribution
          On October 29, 2008, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.25 per common share and per unit, totaling approximately $14.4 million. The distribution was declared to shareholders and partners of record as of November 10, 2008 and will be paid on November 17, 2008.
          Series D Preferred Share Repurchase Program
          On October 29, 2008, the Company’s Board of Trustees authorized a repurchase program which allows the Company to repurchase up to an additional $25.0 million of outstanding 8 1/8% Series D preferred depositary shares of the Company during the next 12 months. Each Series D preferred depositary share represents 1/10 of a share of our 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of the Company. The Series D preferred depositary shares may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any specific number of Series D preferred depositary shares, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.

          Severance
          During October 2008, the Company has communicated a plan to downsize construction / development personnel in light of current market conditions and the Company’s decision to delay future development projects. The Company anticipates termination and benefits costs of approximately $1.0 million to be recorded in the fourth quarter of 2008 associated with this downsizing.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of
Colonial Properties Trust:
We have reviewed the accompanying consolidated condensed balance sheet of Colonial Properties Trust and its subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated condensed statements of income and comprehensive income for each of the three and nine month periods ended September 30, 2008 and 2007 and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
November 7, 2008

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
•	national and local economic, business and real estate conditions, including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sales proceeds in a manner that generates favorable terms;

•	increased exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;

•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and retail developments;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	risks of development or conversion of for-sale projects including, but not limited to, delays in obtaining required governmental permits and authorizations, cost overruns, and operating deficits;

•	uncertainties associated with the condominium and for-sale residential business, including the timing and volume of sales;

•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our ability to continue to satisfy complex rules in order for us to maintain our status as a “REIT” for federal income tax purposes, the ability of our operating partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis;

•	other factors affecting the real estate industry generally; and

•	other risks identified in our 2007 Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

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
          We are a self-administered equity REIT that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial and residential real estate property and for-sale residential property. Including properties in lease-up, our activities include full or partial ownership of a diversified portfolio of 194 properties as of September 30, 2008, located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. As discussed below, we anticipate that, consistent with our strategic initiative to become a multifamily focused REIT, we expect to generate the majority of our net operating income from multifamily apartment communities.
          As of September 30, 2008, we owned or maintained a partial ownership in 119 multifamily apartment communities containing a total of 35,575 apartment units (consisting of 104 wholly-owned consolidated properties and 15 properties partially-owned through unconsolidated joint venture entities aggregating 30,653 and 4,922 units, respectively) (the “multifamily apartment communities”), 48 office properties containing a total of approximately 16.2 million square feet of office space (consisting of three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint-venture entities aggregating 0.5 million and 15.7 million square feet, respectively) (the “office properties”), 27 retail properties containing a total of approximately 8.0 million square feet of retail space, including anchor-owned square footage (consisting of six wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities aggregating 1.9 million and 6.1 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to collectively as the “properties”.
          We are the direct general partner of, and as of September 30, 2008, held approximately 83.4% of the interests in, Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”). We conduct all of our business through CRLP, Colonial Properties Services Limited Partnership (“CPSLP”), which provides management services for our properties, and Colonial Properties Services, Inc. (“CPSI”), which provides management services for properties owned by third parties.
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
Business Strategy
          As previously disclosed, our long term strategy to change our asset mix to generate approximately 75% to 80% of our net operating income from multifamily properties involved the contribution of a majority of our wholly-owned office assets and retail assets into a series of joint ventures, as well as the outright sale of other retail assets (see Note 2 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q). This strategic initiative has positioned us well as we face the current economic crisis, among other things, by allowing us to concentrate our resources primarily on our multifamily business and capitalize on our strengths in multifamily and commercial development. Capital proceeds from these 2007 strategic transactions were used to reduce mortgage debt and pay a special distribution to shareholders.
          The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. In addition, the weakening economy and declining job growth in the U.S., and the slowdown in the overall U.S. housing market, resulting in increased supply, have led to deterioration in the multifamily market. The turmoil in the credit and capital markets, continuing job losses and our expectation that the economy will to continue to remain weak or weaken before we see any improvements have caused us to recalibrate our business plan. We have renewed our focus on liquidity, maintaining a strong balance sheet, and efficient operation of our portfolio. Consistent with this recalibration, the Board of Trustees has declared a dividend for the fourth quarter of 2008 of $0.25 per common share; a $0.25 per share reduction from the amount of the dividend declared in the third quarter. The reduced dividend will allow us to retain more capital, thereby improving the balance sheet. In addition, as discussed further below, we have significantly reduced our development pipeline over the past twelve months and expect to need only $172.0 million in planned expenditures to complete the projects under construction. We will also look for opportunities to repurchase outstanding unsecured notes and Series D preferred depositary shares, as discussed below, at appropriate prices and as circumstances warrant.
          We believe that the availability of borrowings under our line of credit, combined with limited debt maturities in 2009, has us well positioned to work through this challenging economic environment. However, continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for future development activities and other purposes at reasonable terms, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of financing on less favorable terms, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common shares, preferred shares or subordinated notes. For additional discussion regarding management’s assessment of the current economic environment, see “Market Outlook” below.
Executive Summary of Results of Operations
          The following discussion of results of operations should be read in conjunction with the Consolidated Condensed Statements of Income and Comprehensive Income and the Operating Results Summary included below.
          For the third quarter of 2008, we reported net income available to common shareholders of $27.2 million, or $0.58 per diluted share, compared with $1.7 million, or $0.03 per diluted share, for the same period in 2007. Net income available to common shareholders for the nine months ended September 30, 2008 was $50.4 million, or $1.07 per diluted share, compared with $338.9 million, or $7.23 per diluted share, for the same period in 2007.
          The principal factors that influenced our operating results for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 were as follows:
•	We sold one wholly-owned multifamily apartment community for a sales price of $57.7 million, resulting in a net gain on the sale of approximately $33.6 million;

•	We completed the development of one multifamily property consisting of 368 apartment homes;

•	We closed on 27 condominium units, 21 of which were part of our mixed-use Metropolitan development in Charlotte. In addition, we placed the retail and office portions of our Metropolitan development into service;

•	The multifamily portfolio experienced only modest growth during the third quarter of 2008 compared to the third quarter of 2007 as a result of the downturn in economic conditions, which have resulted in higher turnover primarily from financial and job related reasons. In addition, we experienced a delay in the implementation of our cable income program at approximately 7,000 multifamily apartment communities which resulted in lower than expected revenues from the new program in the third quarter of 2008. Our third quarter 2008 results were driven by growth in Dallas/Fort Worth, Texas; Raleigh and Charlotte, North Carolina; Birmingham, Alabama and Atlanta, Georgia. Late in the third quarter of 2008 and into the fourth quarter of 2008, we have experienced slower traffic trends, which are expected to continue throughout 2008 and into 2009;

•	We repurchased $57.8 million of unsecured senior notes in separate transactions at an average discount of 5% to par value. We recognized an aggregate gain of approximately $2.6 million from these transactions, net of issuance costs; and

•	We repurchased 105,000 of our outstanding 8 1/8% Series D Preferred depositary shares for an aggregate purchase price of $2.3 million at a 13% discount to the liquidation preference price. We recognized a gain of $0.2 million on this transaction, net of issuance costs.
          The principal factors that influenced our operating results for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 were as follows:
•	We sold six wholly-owned multifamily apartment communities and five partially-owned multifamily apartment communities for an aggregate sales price of $151.5 million;

•	We sold one wholly-owned office asset and one partially-owned office asset for gross proceeds of $4.7 million;

•	We completed the development of six multifamily properties consisting of 1,277 apartment homes;

•	The multifamily portfolio experienced only modest growth during the first nine months of 2008 compared to the first nine months of 2007. As a result of the downturn in economic conditions and slower job growth in our markets, we have experienced greater pricing pressure, which in turn, has slowed our rental rate growth. Results for the first nine months of 2008 were driven by growth in Austin and Dallas/Fort Worth, Texas; Raleigh and Charlotte, North Carolina; Richmond, Virginia; and Huntsville and Birmingham, Alabama. Late in the third quarter of 2008 and into the fourth quarter of 2008, we have experienced slower traffic trends, which are expected to continue throughout 2008 and into 2009;

•	Operating revenues and expenses associated with our office and retail assets decreased primarily due to:
o	the office and retail joint venture transactions that were consummated during June 2007; and

o	the outright sale of 16 retail assets during 2007;
•	We repurchased $139.6 million of unsecured senior notes in separate transactions at an average of discount of 8% to par value. We recognized an aggregate gain of approximately $10.8 million from these transactions, net of issuance costs;

•	We repurchased 988,750 of our outstanding 8 1/8% Series D Preferred depositary shares for an aggregate purchase price of $24.0 million at a 3% discount to the liquidation preference price. Net of non-cash issuance costs written off, the impact of these transactions on net income was minimal; and

•	We recognized a $17.5 million reduction in interest expense primarily as a result of property dispositions.
Operating Results Summary
          The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This information is presented to correspond with the manner in which we analyze our operating results.

	Three Months Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2008	2007	Variance	2008	2007	Variance
Revenues:
Minimum rent	$65,003	$59,474	$5,529	$189,637	$238,401	$(48,764)
Tenant recoveries	962	1,076	(114)	2,865	10,603	(7,738)
Other property related revenue	8,424	6,740	1,684	24,225	22,903	1,322
Construction revenues	654	11,154	(10,500)	9,102	32,007	(22,905)
Other non-property related revenues	5,287	5,490	(203)	15,737	14,044	1,693

Total revenue	80,330	83,934	(3,604)	241,566	317,958	(76,392)

Expenses:
Property operating expenses	21,513	19,178	2,335	58,329	68,723	(10,394)
Taxes, licenses and insurance	9,759	9,078	681	27,630	33,251	(5,621)
Construction expenses	672	9,280	(8,608)	8,503	29,146	(20,643)
Property management expenses	2,088	2,365	(277)	6,402	9,450	(3,048)
General and administrative expenses	5,993	5,442	551	17,564	19,460	(1,896)
Management fee and other expense	4,435	3,980	455	12,464	10,956	1,508
Restructuring charges	—	—	—	—	1,528	(1,528)
Investment and development	80	342	(262)	956	799	157
Depreciation & amortization	25,112	21,786	3,326	71,113	90,716	(19,603)
Impairment	—	43,679	(43,679)	—	43,679	(43,679)

Total operating expenses	69,652	115,130	(45,478)	202,961	307,708	(104,747)

Income (loss) from operations	10,678	(31,196)	41,874	38,605	10,250	28,355

Other income (expense):
Interest expense and debt cost amortization	(18,997)	(18,988)	(9)	(56,024)	(73,553)	17,529
Gains (losses) on retirement of debt	2,515	36	2,479	10,716	(9,669)	20,385
Interest income	634	2,951	(2,317)	2,608	7,174	(4,566)
Income from partially-owned unconsolidated entities	1,190	6,886	(5,696)	13,497	11,609	1,888
Gains from sales of property, net of income taxes	1,232	12,777	(11,545)	2,039	303,925	(301,886)
Income taxes and other	169	16,507	(16,338)	765	16,078	(15,313)

Total other income (expense)	(13,257)	20,169	(33,426)	(26,399)	255,564	(281,963)

Income (loss) before minority interest and discontinued operations	(2,579)	(11,027)	8,448	12,206	265,814	(253,608)

Minority interest of limited partners	3	20	(17)	12	245	(233)
Minority interest in CRLP - common unitholders	1,029	4,196	(3,167)	(7)	8,890	(8,897)
Minority interest in CRLP - preferred unitholders	(1,813)	(1,813)	—	(5,452)	(5,437)	(15)

Income (loss) from continuing operations	(3,360)	(8,624)	5,264	6,759	269,512	(262,753)
Income from discontinued operations	32,373	12,939	19,434	50,400	80,622	(30,222)

Net income	29,013	4,315	24,698	57,159	350,134	(292,975)

Dividends to preferred shareholders	(2,037)	(2,539)	502	(6,705)	(10,900)	4,195
Preferred share issuance costs write-off, net of discount	240	(29)	269	(27)	(360)	333

Net income available to common shareholders	$27,216	$1,747	$25,469	$50,427	$338,874	$(288,447)

Results of Operations — Three Months Ended September 30, 2008 and 2007
Minimum rent
          Minimum rent increased $5.5 million for the three months ended September 30, 2008 as compared to the same period in 2007. Of this increase, $2.4 million is attributable to growth in the multifamily portfolio. In addition, minimum rent increased approximately $1.9 million due to development projects placed into service, approximately $0.6 million due to the acquisition of one multifamily apartment community during 2008, and approximately $0.5 million as a result of increased rental revenues related to condominium projects placed into the rental pool.
Other property related revenue
          Other property related revenue increased $1.7 million for the three months ended September 30, 2008 as compared to the same period in 2007 as a result of increased multifamily cable revenue and other ancillary income.
Construction activities
          Revenues and expenses from construction activities decreased approximately $10.5 million and $8.6 million, respectively, for the three months ended September 30, 2008 as compared to the same period in 2007 as a result of a decrease in construction activity year over year.
Other non-property related revenues
          Other non-property related revenues, which consist primarily of management fees and development fees, decreased $0.2 million for the three months ended September 30, 2008 as compared to the same period in 2007. Management fees decreased as a result of reduced management fees resulting from multifamily joint venture disposition activity during the nine months of 2008.
Property operating expenses
          Property operating expenses increased $2.3 million for the three months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of increased multifamily property operating expenses of approximately $0.9 million related to development projects placed into service, $0.4 million related to our cable ancillary income program and approximately $0.3 million related to condominium projects placed into the rental pool.
Taxes, licenses and insurance expenses
          Taxes, licenses and insurance expenses increased $0.7 million for the three months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of property taxes associated with development projects placed into service and condominium projects placed into the rental pool.
Property management expenses
          Property management expenses consist of regional supervision and accounting costs related to property operations. These expenses decreased $0.3 million for the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to an overall decrease in salaries as a result of the restructuring that occurred as part of our strategic initiative to increase our multifamily focus.
General and administrative expenses
          General and administrative expenses increased $0.6 million for the three months ended September 30, 2008 as compared to the same period in 2007. This is primarily related to an increase in corporate bonus incentives, amortization of deferred compensation and legal fees.
Management fee and other expenses
          Management fee and other expenses consist of property management and other services provided to third parties. These expenses increased $0.5 million for the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to an increase in legal fees associated with various contingencies discussed in Note 12 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Investment and development expenses
          Investment and development expenses include costs incurred related to abandoned pursuits. These expenses decreased $0.3 million during the three months ended September 30, 2008 as compared to the same period in 2007. Abandoned pursuits are volatile and, therefore, vary between periods.
Depreciation and amortization expenses
          Depreciation and amortization expense increased $3.3 million for the three months ended September 30, 2008 as compared to the same period in 2007. The increase is primarily related to development projects placed into service since the third quarter of 2007.
Impairment
          The $43.3 million impairment charge recorded during the three months ended September 30, 2007, is related to our for-sale residential business and is a result of the deterioration in the single family housing market, primarily in Gulf Shores, Alabama and Charlotte, North Carolina, and the dislocation in the mortgage markets.
          In addition, we recorded an impairment charge of $0.8 million in the three months ended September 30, 2007, as a result of fire damage at two separate multifamily apartment communities. The fires resulted in the loss of a total of 20 units at the two properties. Of this impairment charge, $0.5 million related to one of the multifamily apartment community, which has been classified as held for sale as of September 30, 2008.
Interest expense and debt cost amortization
          Interest expense and debt cost amortization remained flat for the three months ended September 30, 2008 as compared to the same period in 2007.
Gains (losses) on retirement of debt
          Gains (losses) on retirement of debt increased $2.5 million during the three months ended September 30, 2008 as compared to the same period in 2007. The increase is the result of gains of approximately $2.6 million recognized on the repurchase of $57.8 million of outstanding unsecured senior notes during the third quarter of 2008.
Interest income
          Interest income decreased $2.3 million during the three months ended September 30, 2008 as compared to the same period in 2007. This decrease is attributable to additional cash in 2007 generated by the strategic transactions that closed in June 2007.
Income from partially-owned unconsolidated entities
          Income from unconsolidated entities decreased $5.7 million for the three months ended September 30, 2008 as compared to the same period in 2007 due primarily to a decrease in gains on the sale of our joint venture ownership interests year over year. We recognized a gain of approximately $6.6 million from the sale of Las Olas Centre, a property in the DRA/CRT Joint Venture, during the three months ended September 30, 2007.
Gains from sales of property
          Gains from sales of property decreased $11.5 million for the three months ended September 30, 2008 as compared to the same period in 2007. In 2007, we recognized $8.1 million of previously deferred gain related to the office and retail joint venture transactions due to a reduction in obligations and contingencies. We also recognized a gain of approximately $4.2 million from the sale of our 85% interest in a retail asset in 2007.

Income taxes and other
          Income taxes and other income decreased $16.3 million for the three months ended September 30, 2008 as compared to the same period in 2007, as a result of a $16.5 million income tax benefit associated with the $43.3 million non-cash impairment charge related to our for-sale residential business recorded during the three months ended September 30, 2007.
Income from discontinued operations
          Income from discontinued operations increased $19.4 million for the three months ended September 30, 2008 as compared to the same period in 2007. At September 30, 2008, we had classified eleven multifamily apartment communities containing approximately 2,826 units and two retail assets consisting of approximately 0.5 million square feet (excluding anchor owned square footage) as held for sale. The operating property sales that occurred in the third quarter of 2008 and 2007, which resulted in gains on disposal of $33.9 million (there were no taxes associated with these dispositions) and $17.2 million (net of income taxes of $0.1 million), respectively, are classified as discontinued operations (see Note 4 to our Notes to Consolidated Condensed Financial Statements).
Dividends to preferred shareholders
          Dividends to preferred shareholders decreased $0.5 million for the three months ended September 30, 2008 as compared to the same period in 2007 as a result of the repurchase of 988,750 shares of our outstanding 8 1/8% Series D preferred depositary shares during 2008.
Results of Operations — Nine Months Ended September 30, 2008 and 2007
Minimum rent
          Minimum rent decreased $48.8 million for the nine months ended September 30, 2008 as compared to the same period in 2007 as a result of the disposition of our office and retail assets during 2007, which was partially offset by growth in the multifamily portfolio. Minimum rent decreased approximately $59.5 million as a result of a decrease in the number of consolidated office and retail properties resulting from the office and retail joint venture transactions that closed during 2007. This decrease was partially offset by increases in multifamily rental revenues of approximately $3.7 million due to development projects placed into service, approximately $3.0 million due to new property acquisitions and approximately $1.2 million as a result of increased rental revenues related to condominium projects placed into the rental pool.
Tenant recoveries
          Tenant recoveries decreased $7.7 million for the nine months ended September 30, 2008 as compared to the same period in 2007 as a result of a decrease in the number of consolidated office and retail properties resulting from the office and retail joint venture transactions that closed during 2007.
Other property related revenue
          Other property related revenue increased $1.3 million for the nine months ended September 30, 2008 as compared to the same period in 2007 as a result of approximately $4.4 million from increased multifamily cable revenue and other ancillary income. This increase was partially offset by approximately $3.5 million in decreased revenue resulting from the office and retail joint venture transactions that closed during 2007.
Construction activities
          Revenues and expenses from construction activities decreased approximately $22.9 million and $20.6 million, respectively, for the nine months ended September 30, 2008 as compared to the same period in 2007 as a result of a decrease in construction activity year over year.
Other non-property related revenues
          Other non-property related revenues, which consist primarily of management fees and development fees, increased $1.7 million for the nine months ended September 30, 2008 as compared to the same period in 2007. This increase is a result of the management fees that we began to receive in the third quarter of 2007 following the office and retail joint venture transactions that closed in June 2007. In addition, during 2008, we recorded $0.9 million in fees from our partner’s sale of its 75% interest in our Canyon Creek joint venture.

Property operating expenses
          Property operating expenses decreased $10.4 million for the nine months ended September 30, 2008 as compared to the same period in 2007 as a result of the disposition of our office and retail assets during 2007 as part of the joint venture transactions described above, which was partially offset by increased expenses in the multifamily portfolio. Property operating expenses decreased approximately $15.0 million as a result of the office and retail joint venture transactions. These decreases were partially offset by increased multifamily property operating expenses of approximately $4.6 million primarily related to condominium projects placed into the rental pool, development projects placed into service and increases in cable television expenses related to our cable ancillary income program.
Taxes, licenses and insurance expenses
          Taxes, licenses and insurance expenses decreased $5.6 million for the nine months ended September 30, 2008 as compared to the same period in 2007 as a result of the disposition of our office and retail assets during 2007 as part of the joint venture transactions described above, which was partially offset by increased expenses in the multifamily portfolio. Taxes, licenses and insurance expenses decreased approximately $7.0 million as a result of the office and retail joint venture transactions that closed during 2007. These decreases were partially offset by increased multifamily property tax expenses primarily related condominium projects placed into the rental pool and development projects placed into service.
Property management expenses
          Property management expenses consist of regional supervision and accounting costs related to property operations. These expenses decreased $3.0 million for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to an overall decrease in management salaries as a result of the restructuring that occurred as part of our strategic initiative to increase our multifamily focus.
General and administrative expenses
          General and administrative expenses decreased $1.9 million for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease is related to a $1.4 million charge associated with the termination of our pension plan recorded during 2007 and a reduction in salary expenses as a result of the restructuring that occurred as part of our strategic initiative to increase our multifamily focus.
Management fee and other expenses
          Management fee and other expenses consist of property management and other services provided to third parties. These expenses increased $1.5 million for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to an increase in legal fees associated with various contingencies discussed in Note 12 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Restructuring charges
          The restructuring charges recorded during the nine months ended September 30, 2007 were comprised of termination benefits and severance costs associated with our strategic initiative to increase our multifamily focus.
Investment and development expenses
          Investment and development expenses increased $0.2 million during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of our decision to reduce our development pipeline over the past twelve months in the Southwestern United States for multifamily apartment communities and delay the start of future developments due to the deterioration in the single-housing market and ongoing dislocation in the mortgage markets, economic slowdown and turmoil in the financial markets. Abandoned pursuits are volatile and, therefore, vary between periods.

Depreciation and amortization expenses
          Depreciation and amortization expense decreased $19.6 million for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease is related to net disposition activity since the third quarter of 2007.
Impairment
          The $43.3 million impairment charge recorded during the nine months ended September 30, 2007, is related to our for-sale residential business and is a result of the deterioration in the single family housing market, primarily in Gulf Shores, Alabama and Charlotte, North Carolina, and the dislocation in the mortgage markets, economic slowdown and turmoil in the financial markets.
          In addition, we recorded an impairment charge of $0.8 million in the nine months ended September 30, 2007, as a result of fire damage at two separate multifamily apartment communities. The fires resulted in the loss of a total of 20 units at the two properties. Of this impairment charge, $0.5 million related to one of the multifamily apartment community, which has been classified as held for sale as of September 30, 2008.
          During the nine months ended September 30, 2007, we recorded an impairment charge of $2.5 million related to the sale of a retail asset previously classified as held for sale. This property was subsequently sold in July 2007 (see Note 2 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q).
Interest expense and debt cost amortization
          Interest expense and debt cost amortization decreased $17.5 million for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease is primarily a result of the pay down of debt associated with proceeds received from the joint venture transactions in June 2007 and the outright multifamily and retail asset sales in 2007 and 2008.
Gains (losses) on retirement of debt
          Gains (losses) on retirement of debt increased $20.4 million during the nine months ended September 30, 2008 as compared to the same period in 2007. In 2008, we recognized gains of approximately $10.8 million on the repurchase of $139.6 million of outstanding unsecured senior notes. In 2007, we recognized $29.2 million in prepayment penalties associated with the repayment of $409.0 million of collateralized mortgage loans, which were partially offset by the write-off of $16.7 million of mark-to-market debt intangibles during 2007.
Interest income
          Interest income decreased $4.6 million during the nine months ended September 30, 2008 as compared to the same period in 2007. This decrease is attributable to additional cash in 2007 generated by the strategic transactions that closed in June 2007.
Income from partially-owned unconsolidated entities
          Income from unconsolidated entities increased $1.9 million for the nine months ended September 30, 2008 as compared to the same period in 2007 due primarily to an increase in gains on the sale of our joint venture ownership interest year over year. We recognized an aggregate gain of $18.2 million from the sale of our interest in the GPT/Colonial Retail Joint Venture and the sale of a portion of our interest in the Huntsville TIC joint venture during 2008 compared to a gain of $17.5 million from the sale of our interest in Colonial Grand at Bayshore, Las Olas Centre, and Colonial Village at Hendersonville during the nine months ended September 30, 2007. The remaining increase is attributable to the gains recognized from the sale of our interest in five multifamily apartment communities and one office asset during 2008.
Gains from sales of property
          Gains from sales of property decreased $301.8 million for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of a reduction in property sales in 2008 compared to 2007 and net gains of approximately $276.5 million recognized in connection with the sale of our 69.8% interest in the DRA/CLP JV and our 69.8% interest in the OZRE JV during June 2007 as a part of our office and retail joint venture transactions and associated retail property sales in 2007 as part of our strategic initiative.

Income taxes and other
          Income taxes and other income decreased $15.3 million for the nine months ended September 30, 2008 as compared to the same period in 2007, as a result of a $16.5 million income tax benefit associated with the $43.3 million non-cash impairment charge related to our for-sale residential business recorded during 2007.
Income from discontinued operations
          Income from discontinued operations decreased $30.2 million for the nine months ended September 30, 2008 as compared to the same period in 2007. At September 30, 2008, we had classified eleven multifamily apartment communities containing approximately 2,826 units and two retail assets consisting of approximately 0.3 million square feet (excluding anchor owned square footage) as held for sale. The operating property sales that occurred in the nine months ended September 30, 2008 and 2007, which resulted in gains on disposal of $45.4 million (there were no taxes associated with these dispositions) and $91.3 million (net of income taxes of $1.8 million), respectively, are classified as discontinued operations (see Note 4 to our Notes to Consolidated Condensed Financial Statements). Gains on dispositions in 2008 include the sale of six multifamily apartment communities and one office asset. Gains on dispositions in 2007 include the sale of twelve multifamily apartment communities and 16 retail assets.
Dividends to preferred shareholders
          Dividends to preferred shareholders decreased $4.2 million for the nine months ended September 30, 2008 as compared to the same period in 2007 as a result of the repurchase of 988,750 shares of our outstanding 8 1/8% Series D preferred depositary shares during 2008 and the redemption of the outstanding Series E Cumulative Redeemable Preferred Shares of Beneficial Interest on May 30, 2007.
Market Outlook
          Capital and Credit Market Crisis
     At the beginning of the credit crisis in 2007, concerns about high risk, or sub-prime, mortgage loans in the housing market and their investment derivatives led to significant consolidation in the financial services industry. The historically high level of delinquencies and foreclosures among sub-prime mortgage borrowers in the United States is expected to continue in the foreseeable future. These conditions, brought on by fluctuations in interest rates, falling real estate prices and the number of borrowers with sub-prime mortgages, have caused lending institutions to tighten credit standards, making it more difficult for individuals and companies to obtain financing on favorable terms, if at all. The tightening of credit standards has caused credit risk spreads to widen dramatically and securitization activity to be severely hampered. Many financial institutions that have relied heavily on short-term financing in repurchase markets are now facing much more stringent borrowing conditions. Asset prices continue to be volatile and many financial markets and institutions remain under considerable stress. As a result of these conditions, a number of major financial institutions have had to record significant losses and write-downs of their assets to their current fair values. These actions have intensified concerns about credit and liquidity risks and have resulted in a further sharp reduction of market liquidity and in some cases, bank buy-outs and failures. In October 2008, in an effort to stem the downward trend of the credit market and to promote stability of the U.S. financial system as a whole, the U.S. Congress passed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA, among other things, authorizes the U.S. Secretary of the Treasury to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, from the nation’s banks.
          As the capital and credit market crisis continued to worsen, we conducted additional assessments to determine the impact, of recent market developments, including the bankruptcy, restructuring or merging of certain financial institutions on our business and financial condition. Our additional assessments have included a review of access to liquidity in the capital and credit markets, counterparty creditworthiness, macroeconomic conditions and exposure to operational risks. While we have no immediate need to access the capital or credit markets at this time, the recent unprecedented volatility in the capital and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares, preferred shares or subordinated notes and may create additional risks in the upcoming months and possibly years.

          We currently have $202.4 million, which represents 11 multifamily assets and two retail assets, classified as Real estate assets held for sale on our Consolidated Condensed Balance Sheet. Given the condition of today’s credit markets, we may be unable to execute our plan to sell these assets. In the event we are unable to execute our plan, these assets will be reclassified into continuing operations and result in an adjustment to record depreciation and amortization previously suspended of approximately $1.9 million and approximately $4.0 million for the three and nine months ended September 30, 2008, respectively.
          Liquidity
          The recent turmoil in the stock and credit markets has exasperated an already difficult environment for obtaining financing. We believe that, through net cash provided by operations, the availability under our bank credit facility and limited debt maturities in 2009, we have sufficient liquidity to meet our short term liquidity needs and to work through this challenging economic environment. Our liquidity needs consist of short and long term requirements to fund certain operating activities, capital expenditures, development activities, interest and principal payments on outstanding indebtedness and dividend distributions. We believe the disruptions in the capital and credit markets may result in increased borrowing costs associated with short and long term debt. As more fully discussed in “Liquidity and Capital Resources”, we will continue to review liquidity sufficiency, as well as events that could effect our credit ratings and our ability to access our credit facilities.
          A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly.
          For Sale Real Estate Valuation
          During 2007 and continuing in 2008, the condominium and single family housing markets remained unstable due to increasing mortgage financing rates, the limited availability of lending and other types of mortgages, and an oversupply of such assets, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market continued to decline primarily due to lack of demand. During September 2007, we recorded a non-cash impairment charge of $43.3 million ($26.8 million net of income tax) to reduce the carrying value of certain of our for-sale residential developments to their estimated fair market value. An increase in construction costs (partially related to the dispute and litigation with a general contractor — See Note 12 for additional discussion) during development was also factored into the impairment charge recorded during 2007. We utilized a probability weighted discounted future cash flow analysis, which incorporates available market information and other assumptions made by management. The impairment charge recorded during 2007 was primarily related to the for-sale residential projects located in Gulf Shores, Alabama (the Cypress Village project and the Grander condominium development), one condominium project in Charlotte, North Carolina (The Enclave) and one townhouse project in Atlanta, Georgia (Regents Park), which was previously unconsolidated. The Enclave condominium project and a portion of the Cypress Village project are now being leased as multifamily apartment communities. As of September 30, 2008, we had approximately $153.6 million of capital cost, net of impairment, (based on book value, including pre-development and land costs) invested in our consolidated for-sale residential projects ($62.0 million classified as construction in progress and $91.6 million classified as assets held for sale).
          We continue to evaluate each of our for-sale residential developments for impairment. While market conditions in the condominium and single family housing markets have continued to decline in 2008, we anticipated some of this decline when estimating the fair value of our for-sale residential developments as of September 30, 2007. Further, the markets in which we have for-sale residential developments have not been as adversely affected as the condominium and single family housing market in other locations and as a whole. Accordingly, we have concluded that there is no further impairment of our for-sale residential developments as of September 30, 2008.
          We calculate the fair values of each for-sale residential project evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing, and cost structure. We will continue to monitor the specific facts and circumstances at our for-sale residential developments. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them in future periods. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect net income and shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.

          Development
          Due to the turmoil in the credit markets, we have significantly reduced our development pipeline over the past twelve months. We expect to incur an additional $172.0 million to complete the projects currently under development. We expect to fund our existing development activities primarily using available borrowing capacity under our unsecured line of credit and through asset sales. The start of future developments will depend in large part on local market conditions and the availability of financing. Until market conditions and conditions in the credit markets improve, we expect to postpone projects not currently in development and be much more selective in terms of commencing any additional development projects. In the event we decide to abandon future activities on any of our development projects, we may incur additional write-offs of pursuit costs, as well as potential impairments.
Liquidity and Capital Resources
          Overview
          Net cash provided by operating activities for the nine months ended September 30, 2008 increased to $100.8 million from $97.1 million for the comparable prior year period. The increase was primarily the result of changes in working capital accounts of $10.6 million, prepayment penalties of $29.2 million paid in 2007, offset by a decrease in net income for the nine months ended September 30, 2008.
          Net cash used in investing activities for the nine months ended September 30, 2008 was $96.9 million compared to net cash provided of $711.2 million for the comparable prior year period primarily due to the disposition activity as a result of the office and retail joint venture transactions that occurred in June 2007. In addition, the $44.6 million decrease in repayments of notes receivable and the $37.3 million decrease in distributions from unconsolidated entities was a result of debt proceeds received from the office and retail joint ventures during the nine months September 30, 2007.
          Net cash used in financing activities for the nine months ended September 30, 2008 decreased to $69.3 million from $742.9 million for the comparable prior year period. The decrease was primarily due to $506.5 million to fund the special distribution and $104.8 million (excluding the write-off of issuance costs) for the redemption of Series E preferred depositary shares, both of which occurred during 2007. The remaining change is attributable to the net change in the revolving credit facility balance, the repurchase of $139.6 million of unsecured senior notes in open market transactions and the issuance of $71.3 million of secured mortgages, which was offset by $23.8 million of cash used to repurchase 8 1/8% Series D preferred depositary shares in privately negotiated transactions during the nine months ended September 30, 2008.
          Credit Ratings
          As of September 30, 2008, our current credit ratings are as follows:

Rating Agency	Rating	Last update

Fitch	BBB- (1)	April 1, 2008
Moody’s	Baa3 (2)	September 27, 2007
Standard & Poor’s	BBB- (2)	January 18, 2008

(1)	Ratings outlook is “stable”.

(2)	Ratings outlook is “negative”.
          During the third quarter of 2008, Standard and Poor’s revised its outlook from stable to negative based on our debt service coverage metrics. In September 2007, Moody’s announced that it changed its outlook from stable to negative on our credit rating. Their negative outlook was predicated on the size of our development pipeline as a percentage of our asset base and our higher leverage level for our credit rating.
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
          For the fourth quarter 2008, our Board of Trustees declared a dividend of $0.25 per common share; a $0.25 per share reduction from the amount of the dividend declared in the third quarter. We intend to continue to declare quarterly distributions on our common shares. Future distributions will be declared and paid at the discretion of our Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board of Trustees deem relevant. There can be no assurance that the current dividend level will be maintained. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (excluding net capital gains). With the dividend to be paid for the fourth quarter 2008, total distributions for 2008 would be $1.75 per common share, which is expected to satisfy REIT distribution requirements applicable for 2008 assuming there are no additional transactions or property sales during 2008. If additional asset sales occur during the remainder of 2008, we expect to make a distribution equal to any additional net taxable income to the extent necessary to comply with requirements applicable to REITs and to eliminate any federal income tax liability at the Colonial Properties Trust level.
          During 2008, as further described below, we repurchased certain of our outstanding Series D preferred depositary shares and unsecured senior notes.
          Long-Term Liquidity Needs
          Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares, capital raised through the disposition of assets, and joint venture capital transactions. We have filed and expect to continue to file registration statements to facilitate issuance of debt and equity securities on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. We believe these sources of capital will be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our continued access to these capital sources.
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

          Our ability to raise funds through sales of common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. The turmoil in the United States stock and credit markets have resulted in significant price volatility, which have caused market prices of many stocks, including the price of our common shares, to fluctuate substantially and have adversely effected the market value of our common shares. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. Alternative sources of financing could include private placements, joint ventures, and non-traditional equity and debt offerings. These events also may make it more difficult or costly for us to raise capital through the issuance of our common shares, preferred shares or subordinated notes. We will continue to analyze the source of capital that is most advantageous to us at any particular point in time, but the equity markets may not be consistently available to us on terms that are attractive.
          Over the last few years, we have maintained our asset recycling program, which helps us to maximize our investment returns through the sale of assets that have reached their investment potential and reinvest the proceeds into opportunities with more growth potential. During the nine months ended September 30, 2008, we sold six wholly-owned multifamily apartment communities consisting of 1,746 units. We also sold our 10%-15% ownership interests in five multifamily apartment communities consisting of 1,075 units. In addition to the sale of these multifamily apartment communities, during the nine months ended September 30, 2008, we sold one office asset consisting of 37,000 square feet, our 15% interest in another office asset consisting of 156,000 square feet and our 10% ownership interest in the GPT/Colonial Retail Joint Venture representing approximately 3.9 million square feet (including anchor-owned square footage). Sales proceeds of approximately $201.0 million, including our pro-rata share of disposition proceeds for our interests in partially-owned properties, were used to repay a portion of the borrowings under our unsecured line of credit, to repay mortgages associated with the properties, to fund general corporate purposes and to fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash is expected to be limited based on current market conditions. For example, we may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. For-sale residential properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold.
          At September 30, 2008, our total outstanding debt balance was $1.7 billion. The outstanding balance includes fixed-rate debt of $1.5 billion, or 87.2% of the total debt balance, and variable-rate debt of $0.2 million, or 12.8% of the total debt balance.
          Unsecured Revolving Credit Facility
          On January 8, 2008, we added $175 million of additional borrowing capacity through the accordion feature of our existing unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. Therefore, as of September 30, 2008, CRLP, with the Trust as guarantor, has a $675.0 million Credit Facility. The amended Credit Facility has a maturity date of June 21, 2012.
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
          The Credit Facility, which is primarily used to finance property acquisitions and developments, had an outstanding balance at September 30, 2008 of $202.0 million. The interest rate of the Credit Facility was 3.42% and 5.87% at September 30, 2008 and 2007, respectively. The cash management line of credit had an outstanding balance of $3.9 million as of September 30, 2008.

          The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in our consolidated financial condition, results of operations, business or prospects; and generally not paying our debts as they become due. At September 30, 2008, we were in compliance with these covenants.
          As described above, many of the recent disruptions in the financial markets have been brought about in large part by failures in the U.S. banking system. If Wachovia or any of the other financial institutions that have extended credit commitments to us under the Credit Facility or otherwise are adversely affected by the conditions of the financial markets, they may become unable to fund borrowings under their credit commitments to us under the Credit Facility, the cash management line or otherwise. If our lenders become unable to fund our borrowings pursuant to their commitments to us, we may need to obtain replacement financing, and such financing, if available, may not be available on commercially attractive terms.
          Mortgage Financing
          During the first quarter of 2008, we refinanced mortgages associated with two of our multifamily apartment communities, Colonial Grand at Trinity Commons, a 462-unit apartment community located in Raleigh, North Carolina, and Colonial Grand at Wilmington, a 390-unit apartment community located in Wilmington, North Carolina. We financed an aggregate of $57.6 million, at a weighted average interest rate of 5.4%. The loan proceeds were used to repay the mortgages of $29.0 million and the balance was used to pay down our Credit Facility.
          During the third quarter of 2008, we refinanced a mortgage associated with Colonial Village at Timber Crest, a 282-unit apartment community located in Charlotte, North Carolina. Loan proceeds were $13.7 million, with a floating rate of LIBOR plus 292 basis points, which was 6.9% at September 30, 2008. The proceeds, along with additional borrowings of $0.6 million from our Credit Facility, were used to repay the $14.3 million outstanding mortgage.
          Equity Repurchases
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
          During the second quarter of 2008, we repurchased 577,000 shares of our outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a purchase price of $14.0 million, at a price of $24.24 per depositary share. We received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.4 million, on the purchase and wrote off approximately $0.5 million of issuance costs associated with this repurchase.
          During the third quarter of 2008, we repurchased 105,000 shares of our outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a purchase price of $2.3 million, or $21.75 per depositary share. We received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.3 million, on the repurchase and wrote off approximately $0.1 million of issuance costs.
          On October 29, 2008, our Board of Trustees authorized a repurchase program which allows us to repurchase up to an additional $25.0 million of our outstanding 8 1/8% Series D preferred depositary shares. The Series D preferred depositary shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate us to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement. We will continue to monitor the equity markets and repurchase preferred shares if the repurchases meet our required criteria, as funds are available. If we were to repurchase outstanding Series D depositary shares, we would expect to record additional non-cash charges related to the write-off of Series D preferred issuance costs.

          Note Repurchases
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
•	During the second quarter of 2008, we repurchased $31.8 million of outstanding unsecured senior notes of CRLP in separate transactions at an average 10% discount to par value, which represents a 7.8% yield to maturity. As a result of the repurchases, we recognized an aggregate gain of $2.7 million, which is included in Gains (losses) on retirement of debt on our Consolidated Condensed Statements of Income and Comprehensive Income.

•	During the third quarter of 2008, we repurchased $57.8 million of outstanding unsecured senior notes of CRLP in separate transactions at an average 5% discount to par value, which represents a 7.4% yield to maturity. As a result of the repurchases, we recognized an aggregate gain of $2.6 million, which is included in Gains (losses) on retirement of debt on our Consolidated Condensed Statements of Income and Comprehensive Income.
          We will continue to monitor the debt markets and repurchase certain senior notes that meet our required criteria, as funds are available.
          Investing and Development Activities
          During the third quarter of 2008, we completed the development of one wholly-owned multifamily apartment community, containing 368 units, located in Charlotte, North Carolina, one office asset, containing approximately 162,000 square feet, located in Charlotte, North Carolina and one retail asset, containing approximately 235,000 square feet, located in Birmingham, Alabama. We invested approximately $97.7 million to complete these developments.
          During the third quarter of 2008, we continued with the development of five wholly-owned multifamily apartment communities and three retail properties. These projects, if developed as anticipated, are expected to contain approximately 1,546 units and 1.1 million square feet, respectively, and the total investment, including land acquisition costs, is projected to be approximately $334.5 million, of which $177.1 million has been invested to date as of September 30, 2008. We also continued with the development of one for-sale residential project, including 101 units, and one residential lot development, including 200 lots. If these communities are developed as anticipated, the total investment, including land acquisition costs, is projected to be approximately $57.6 million, of which $51.6 million has been invested through September 30, 2008.
          In addition to the above mentioned wholly-owned development projects, we continued with the development of two partially-owned unconsolidated retail properties consisting of approximately 308,000 square feet. If these projects are developed as anticipated, our portion of the total investment is projected to be approximately $33.7 million, of which approximately $24.7 million has been invested through September 30, 2008.
          Also, during the third quarter of 2008, we delayed the development of one partially-owned unconsolidated multifamily apartment community containing 541 units. Including $1.6 million invested in the land for this development community, as of September 30, 2008, we have invested $226.4 million in future development projects and certain parcels of land that were acquired for development. We anticipate the commercial developments will generally be sold into joint ventures upon completion with the capital to be recycled into additional development opportunities.
          We regularly incur expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During the three and nine months ended September 30, 2008, we incurred approximately $0.5 million and $3.1 million, respectively, related to tenant improvements and leasing commissions, and approximately $7.0 million and $17.9 million, respectively, of recurring capital expenditures on consolidated properties. Since the closing of the office and retail joint venture transactions in the second quarter of 2007, expenses related to the office and retail joint venture properties have been incurred by the respective joint ventures and are being paid for out of cash from the joint ventures’ operations.
          Distributions
          The distribution on our common shares payable on November 17, 2008 to holders of record on November 10, 2008, is $0.25 per share. We also pay regular quarterly distributions on our preferred shares and on common and preferred units in CRLP. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our ability to pay dividends under Alabama law, the availability of cash to make the necessary distribution payments and the effect of REIT distribution requirements, which require at least 90% of our REIT level taxable income to be distributed to shareholders (excluding net capital gains).
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
          In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $13.5 million and $11.3 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, no liability was recorded for these guarantees.
          In April 2008, the Nor du Lac community development district (the “CDD”), a third-party governmental entity, issued $24.0 million of special assessment bonds. The funds from this bond issuance will be used by the CDD to construct infrastructure for the benefit of the Colonial Pinnacle Nor du Lac development (see Note 4 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q). The repayment of these bonds will be funded by special assessments to the land owners within the CDD. In accordance with EITF 91-10, we have recorded restricted cash and other liabilities for the $24.0 million bond issuance. This transaction has been treated as a non-cash transaction in our Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2008. During the three months ended September 30, 2008, we sold land for $3.8 million to the CDD for the construction of infrastructure, resulting in a $3.8 million decrease in restricted cash.
          In connection with the office and retail joint venture transactions, as previously discussed, we assumed certain contingent obligations for a total of $15.7 million, of which $6.8 million remains outstanding as of September 30, 2008.

          In January 2008, we received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of September 30, 2008, we have accrued an estimated liability.
          We are a party to various legal proceedings incidental to our business. In the opinion of management, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations or cash flows.
Guarantees
          During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of September 30, 2008, this guarantee had been reduced to $17.4 million as a result of the pay down of the associated secured debt from the sales of assets. At September 30, 2008, no liability was recorded for the guarantee.
          During February 2006, we committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. As of September 30, 2008, the joint venture had drawn $27.4 million on the construction loan. At September 30, 2008, no liability was recorded for the guarantee.
          During November 2006, we committed with our joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna Joint Venture. We and our joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. As of September 30, 2008, the Colonial Promenade Smyrna Joint Venture had drawn $32.5 million on the construction loan. At September 30, 2008, no liability was recorded for the guarantee.
          During April 2007, we committed with our joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions Joint Venture. We and our joint venture partner each committed to provide 50% of this guarantee. As of September 30, 2008, the joint venture had drawn $32.6 million on the construction loan. At September 30, 2008, no liability was recorded for the guarantee.
          The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Off-Balance Sheet Arrangements
          At September 30, 2008, our pro-rata share of mortgage debt of unconsolidated joint ventures was $476.5 million. The aggregate maturities of this mortgage debt are as follows:

(in millions)

2008	$6.8
2009	137.7
2010	66.9
Thereafter	265.1

$476.5

Of this debt, $4.0 million, $89.6 million and $14.6 million for years 2008 (Oct — Dec), 2009 and 2010, respectively, includes an option for at least a one-year extension. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. In addition, as more fully described above, we have made certain guarantees in connection with our investment in unconsolidated joint ventures. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Critical Accounting Policies and Estimates
          Please refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; and recent accounting pronouncements. During the nine months ended September 30, 2008, other than the following, there were no material changes to these policies.
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
          Assets and Liabilities Measured at Fair Value
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. As discussed in Note 3 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q, SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for our financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how we determine fair value, but has resulted in certain additional disclosures. We adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and do not expect this adoption to have a material effect on our consolidated results of operations or financial position but will enhance the level of disclosure for assets and liabilities recorded at fair value. We also adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP, which provides guidance on measuring the fair value of a financial asset in an inactive market, had no impact on our financial statements.
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
          As of September 30, 2008, we had certain interest rate caps with a fair value of less than $1,000 included in other assets. There was no change in net unrealized income for derivatives designated as cash flows for the three and nine months ended September 30, 2008. There was no change in net unrealized income for derivatives designated as cash flow hedges for the three months ended September 30, 2007. The change in net unrealized income (loss) and ($0.1) million for derivatives designated as cash flow hedges for the nine months ended September 30, 2007, is a component of shareholders’ equity. There were no derivatives not designated as hedges for the three and nine months ended September 30, 2008 and 2007, respectively.
          As of September 30, 2008, we had approximately $5.6 million in accumulated other comprehensive loss related to settled or terminated derivatives that will be reclassified to interest expense as interest payments are made on the our hedged debt.
Inflation
          Leases at our multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office and retail properties typically provide for rent adjustments and for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses and insurance, during the lease term. All of these provisions permit us to adjust rental rates or other charges to tenants in response to changing market conditions and, therefore, serve to minimize our exposure to the adverse effects of such changes.

          A change in general price levels may immediately precede, or accompany, an increase or decrease in interest rates. At September 30, 2008, our exposure to rising interest rates was mitigated by our high percentage of fixed rate debt ($1.5 billion) compared to total debt ($1.7 billion) or 87.2%.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share and unit data)	2008	2007	2008	2007

Net income available to common shareholders	$27,216	$1,747	$50,427	$338,874
Minority interest in CRLP	5,429	(1,380)	10,439	9,132
Minority interest in gain/(loss) on sales of undepreciated property	—	(26)	—	(250)

Total	$32,645	$341	$60,866	$347,756

Adjustments (consolidated):
Real estate depreciation	24,108	23,455	70,414	89,703
Real estate amortization	331	545	1,033	9,223
Consolidated gains from sales of property, net of income tax and minority interest	(35,170)	(25,885)	(47,464)	(391,168)
Gains from sales of undepreciated property, net of income tax and minority interest (1)	1,846	4,790	5,976	10,188
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	4,124	4,616	14,565	11,758
Real estate amortization	1,973	2,132	6,791	5,186
Gains from sales of property	(1,763)	(8,339)	(18,558)	(16,893)

Funds from operations (2) (3)	$28,094	$1,655	$93,623	$65,753

FFO per Share (2) (3)
Basic	$0.49	$0.03	$1.65	$1.16

Diluted	$0.49	$0.03	$1.64	$1.15

Weighted average common shares outstanding — basic	47,369	46,574	47,046	46,255
Weighted average partnership units outstanding — basic (4)	9,553	10,219	9,842	10,426

Weighted average shares and units outstanding — basic	56,922	56,793	56,888	56,681
Effect of diluted securities	—	—	109	639

Weighted average shares and units outstanding — diluted	56,922	56,793	56,997	57,320

(1)	We recognize incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds, less costs of sales, from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by our taxable REIT subsidiary.

(2)	FFO for the three and nine months ended September 30, 2007 includes $43.3 million ($26.8 million, net of income taxes) of non-cash impairment charges, which is equivalent to $0.47 per basic and diluted share (net of income taxes) per period.

(3)	FFO for the nine months ended September 30, 2007 includes an $18.2 million impact, or $0.32 per basic and diluted share, from items related to the strategic transactions that occurred during the three months ended June 30, 2007. The transaction related and other charges are comprised of the following: i) prepayment penalties on the retirement of debt of $29.2 million, partially offset by the write-off of $16.4 million of the mark-to-market intangibles and debt costs on the associated debt repaid, ii) severance charges of $1.5 million, iii) a $1.4 million charge resulting from the initiation of our defined benefit pension plan termination, and iv) an impairment charge of $2.5 million related to the sale of one of the non-core retail assets.

(4)	Represents the weighted average of outstanding units of minority interest in Colonial Realty Limited Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          As of September 30, 2008, we had approximately $219.6 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.3 billion of total assets as of September 30, 2008.
          If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $2.2 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.2 million. This assumes that the amount outstanding under our variable rate debt remains approximately $219.6 million, the balance as of September 30, 2008.
          As of September 30, 2008, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness as of September 30, 2008 of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
          You should carefully consider the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the other information contained in our 2008 Quarterly Reports on Form 10-Q and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in our 2007 Annual Report on Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks identified in our 2007 Annual Report on Form 10-K, we are also subject to the following additional risks:
Recent disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms and could have other adverse effects on us and the market price of our common shares.
          The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development of our properties, and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance the existing indebtedness on our properties or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. In addition, we may be unable to obtain permanent financing on development projects we financed with construction loans or mezzanine debt. Our inability to obtain such permanent financing on favorable terms, if at all, could delay the completion of our development projects and/or cause us to incur additional capital costs in connection with completing such projects, either of which could have an adverse affect on our business and our ability to execute our growth strategy. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common shares, preferred shares or subordinated notes. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common shares and other adverse effects on us and our business.
Our results of operations could be adversely affected if we are required to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and retail developments.
          From time to time, we guarantee portions of the indebtedness of certain of our unconsolidated joint ventures. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Guarantees” of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, for a description of the guarantees that we have provided with respect to the indebtedness of certain of our joint ventures as of September 30, 2008. In addition, the Company from time to time receives, in connection with certain retail developments, funding from municipalities for infrastructure costs through the issuance of bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. In some instances, we guarantee the shortfall, if any, of tax revenues to the debt service requirements on these bonds. If we are required to fund any amounts related to any of these guarantees, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On September 29, 2008, the Company issued 25,000 common shares of beneficial interest in exchange for common units of CRLP. The units were tendered for redemption by certain limited partners of CRLP in accordance with the terms of the agreement of limited partnership of CRLP. These common shares were issued in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on an exchange ratio of one common share for each common unit of CRLP.
Issuer Purchases of Equity Securities (1)

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of Publicly	Shares that May
	Total Number of	Average Price	Announced Plans	Yet Be Purchased
Period	Shares Purchased	Paid per Share	or Programs	Under the Program
September 1, 2008 – September 30, 2008	105,000	$21.75	-0-	$—

(1)	On January 31, 2008, the Board of Trustees authorized the repurchase of up to $25.0 million of the Company’s 8 1/8% Series D Preferred Depositary Shares in a limited number of separate, privately negotiated transactions. During the three months ended September 30, 2008, the Company repurchased 105,000 of the Company’s 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a total cost of approximately $2.3 million, at a price of $21.75 per depositary share as set forth in the table below. Each 8 1/8% Series D preferred depositary share represents 1/10 of a share of the Company’s 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. The Company wrote off approximately $0.1 million of issuance costs associated with these repurchases. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of a new Series D preferred share repurchase program authorized by the Board of Trustees on October 29, 2008.
Item 6. Exhibits
          The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL PROPERTIES TRUST
Date: November 7, 2008	By:	/s/ Weston M. Andress
Weston M. Andress
President and Chief Financial Officer

Date: November 7, 2008	By:	/s/ John E. Tomlinson
John E. Tomlinson
Executive Vice President & Chief Accounting Officer (Principal Accounting Officer)

Index of Exhibits

12.1	Ratio of Earnings to Fixed Charges	Filed herewith	Page 56

15.1	Letter re: Unaudited Interim Financial Information	Filed herewith	Page 57

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 58

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 59

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 60

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 61