Form 10-Q
period 2009-06-30
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2009-08-04
CIK 909111, 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number:
1-12358 (Colonial Properties Trust)
0-20707 (Colonial Realty Limited Partnership)
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Alabama (Colonial Properties Trust) Delaware (Colonial Realty Limited Partnership)	59-7007599 63-1098468

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
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

Colonial Properties Trust	YES ☑	NO ☐
Colonial Realty Limited Partnership	YES ☑	NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Colonial Properties Trust	YES ☐	NO ☐
Colonial Realty Limited Partnership	YES ☐	NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Colonial Properties Trust	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Colonial Realty Limited Partnership	Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Colonial Properties Trust	YES ☐	NO ☑
Colonial Realty Limited Partnership	YES ☐	NO ☑
As of August 3, 2009, Colonial Properties Trust had 49,934,805 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Page
PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements:

Colonial Properties Trust

Consolidated Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	4

Consolidated Condensed Statements of Income for the Three and Six Months ended June 30, 2009 and 2008 (unaudited)	5

Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008 (unaudited)	6

Notes to Consolidated Condensed Financial Statements (unaudited)	7

Colonial Realty Limited Partnership

Consolidated Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	30

Consolidated Condensed Statements of Income for the Three and Six Months ended June 30, 2009 and 2008 (unaudited)	31

Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008 (unaudited)	32

Notes to Consolidated Condensed Financial Statements (unaudited)	33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	57

Item 3. Quantitative and Qualitative Disclosures about Market Risk	79

Item 4. Controls and Procedures	79

PART II: OTHER INFORMATION

Item 1A. Risk Factors	79

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 4. Submission of Matters to a Vote of Security Holders	81

Item 6. Exhibits	81

SIGNATURES	82

EXHIBIT INDEX	83

Exhibit 10.1
Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

Explanatory Note
This Form 10-Q includes information with respect to both Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned an 85.0% limited partner interest as of June 30, 2009. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Separate financial statements and accompanying notes are provided for each of the Trust and CRLP. Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both the Trust and CRLP since the Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	(unaudited)	(as adjusted)
	June 30, 2009	December 31, 2008
ASSETS
Land, buildings & equipment	$2,925,122	$2,873,274
Undeveloped land and construction in progress	293,688	309,010
Less: Accumulated depreciation	(460,115)	(403,858)
Real estate assets held for sale, net	142,456	196,284

Net real estate assets	2,901,151	2,974,710

Cash and cash equivalents	8,274	9,185
Restricted cash	31,002	29,766
Accounts receivable, net	32,559	23,102
Notes receivable	19,590	2,946
Prepaid expenses	15,506	5,332
Deferred debt and lease costs	20,525	16,783
Investment in partially-owned entities	36,446	46,221
Deferred tax asset	—	9,311
Other assets	29,841	37,813

Total assets	$3,094,894	$3,155,169

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,544,790	$1,450,389
Unsecured credit facility	191,707	311,630

Total debt	1,736,497	1,762,019

Accounts payable	23,563	53,565
Accrued interest	15,609	20,717
Accrued expenses	24,990	7,521
Other liabilities	24,146	38,890

Total liabilities	1,824,805	1,882,712

Redeemable Noncontrolling interest:
Common units	118,558	124,848

Equity:
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,011,250 depositary shares issued and outstanding at June 30, 2009 and December 31, 2008	4	4
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 55,062,947 and 54,169,418 shares issued at June 30, 2009 and December 31, 2008, respectively	551	542
Additional paid-in capital	1,630,461	1,619,897
Cumulative earnings	1,301,045	1,281,330
Cumulative distributions	(1,727,947)	(1,700,739)
Noncontrolling interest	101,441	101,943
Treasury shares, at cost; 5,623,150 shares at June 30, 2009 and December 31, 2008	(150,163)	(150,163)
Accumulated other comprehensive loss	(3,861)	(5,205)

Total equity	1,151,531	1,147,609

Total liabilities and equity	$3,094,894	$3,155,169

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Minimum rent	$70,210	$68,121	$140,447	$134,940
Tenant recoveries	909	1,320	1,975	2,140
Other property related revenue	10,135	8,934	19,635	17,039
Construction revenues	315	569	350	8,449
Other non-property related revenue	3,924	5,151	7,379	10,356

Total revenue	85,493	84,095	169,786	172,924

Expenses:
Property operating expenses	22,893	19,996	45,361	39,689
Taxes, licenses and insurance	10,310	9,299	21,288	18,891
Construction expenses	315	564	349	7,830
Property management expenses	1,683	2,072	3,601	4,313
General and administrative expenses	4,525	5,791	8,910	11,568
Management fee and other expense	3,540	4,346	7,756	7,937
Restructuring charges	—	—	812	—
Investment and development	1,319	107	1,484	877
Depreciation	28,276	23,126	56,061	46,378
Amortization	1,199	968	2,071	1,726
Impairment	564	—	1,299	—

Total operating expenses	74,624	66,269	148,992	139,209

Income from operations	10,869	17,826	20,794	33,715

Other income (expense):
Interest expense and debt cost amortization	(23,617)	(18,320)	(45,353)	(37,028)
Gains on retirement of debt	16,232	2,730	41,551	8,201
Interest income	449	1,184	750	1,976
Income (loss) from partially-owned unconsolidated entities	(628)	2,037	(1,278)	12,307
Gain (loss) on hedging activities	4	(81)	(1,060)	(81)
(Loss) gains from sales of property, net of income taxes of ($21) (Q209) and $273 (Q208) and $3,156 (YTD09) and $679 (YTD08)	(143)	492	5,238	2,423
Income taxes and other	(221)	(109)	2,870	687

Total other income (expense)	(7,924)	(12,067)	2,718	(11,515)

Income from continuing operations	2,945	5,759	23,512	22,200

(Loss) income from discontinued operations	(1,288)	2,330	(1,062)	4,713
Gain on disposal of discontinued operations, net of income taxes (benefit) of $44 (Q209) and $1,024 (Q208) and $70 (YTD09) and $1,023 (YTD08)	(32)	6,958	12	9,858

(Loss) Income from discontinued operations	(1,320)	9,288	(1,050)	14,571

Net income	1,625	15,047	22,462	36,771

Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	135	(270)	(2,258)	(2,329)
Noncontrolling interest in CRLP — preferred unitholders	(1,813)	(1,813)	(3,625)	(3,639)
Noncontrolling interest of limited partners	9	(124)	(1,000)	(249)
Discontinued Operations
Noncontrolling interest in CRLP from discontinued operations	204	(1,632)	93	(2,584)
Noncontrolling interest of limited partners	(26)	129	443	271

Income attributable to noncontrolling interest	(1,491)	(3,710)	(6,347)	(8,530)

Net income attributable to parent company	134	11,337	16,115	28,241

Dividends to preferred shareholders	(2,037)	(2,180)	(4,109)	(4,668)
Preferred share issuance costs write-off, net of discount	—	(83)	(5)	(267)

Net (Loss) income available to common shareholders	$(1,903)	$9,074	$12,001	$23,306

Net (Loss) income per common share — Basic:
Income from continuing operations	$(0.02)	$0.02	$0.26	$0.23
Income from discontinued operations	(0.02)	0.17	(0.01)	0.26

Net (Loss) income per common share — Basic	$(0.04)	$0.19	$0.25	$0.49

Net (Loss) income per common share — Diluted:
Income from continuing operations	$(0.02)	$0.02	$0.26	$0.23
Income from discontinued operations	(0.02)	0.17	(0.01)	0.26

Net (Loss) income per common share — Diluted	$(0.04)	$0.19	$0.25	$0.49

Weighted average common shares outstanding:
Basic	48,649	46,927	48,427	46,892
Diluted	48,649	47,072	48,427	47,037

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income	$22,462	$36,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,184	49,589
Loss (income) from unconsolidated entities	1,278	(12,306)
Gains from sales of property	(8,385)	(13,983)
Impairment	3,418	—
Gain on retirement of debt	(41,551)	(8,201)
Distributions of income from unconsolidated entities	7,113	7,034
Other, net	1,684	27
Change in:
Restricted cash	(1,236)	(766)
Accounts receivable	(146)	11,531
Prepaid expenses	(10,174)	79
Other assets	7,342	5,096
Change in:
Accounts payable	(16,006)	(19,977)
Accrued interest	(5,108)	(977)
Accrued expenses and other	14,682	10,675

Net cash provided by operating activities	34,557	64,592

Cash flows from investing activities:
Acquisition of properties	—	(7,369)
Development expenditures	(31,189)	(193,670)
Tenant improvements and leasing commissions	59	(2,581)
Capital expenditures	(6,474)	(10,876)
Proceeds from sales of property, net of selling costs	38,879	68,636
Issuance of notes receivable	(249)	(7,896)
Repayments of notes receivable	78	4,573
Distributions from unconsolidated entities	—	29,002
Capital contributions to unconsolidated entities	(57)	(5,286)
Sale of securities	586	3,636

Net cash provided by (used in) investing activities	1,633	(121,831)

Cash flows from financing activities:
Proceeds from additional borrowings	506,359	57,600
Proceeds from dividend reinvestment plan and exercise of stock options	783	840
Proceeds from common share issuance, net of expenses	4,380	—
Principal reductions of debt	(371,329)	(102,924)
Payment of debt issuance costs	(5,828)	(1,566)
Net change in revolving credit balances and overdrafts	(127,679)	131,317
Dividends paid to common and preferred shareholders	(27,208)	(55,932)
Distributions to minority partners in CRLP	(3,524)	(9,992)
Redemption of Nord du Lac CDD bonds	(13,055)	—
Repurchase of Preferred Series D Shares	—	(21,312)

Net cash used in financing activities	(37,101)	(1,969)

Decrease in cash and cash equivalents	(911)	(59,208)
Cash and cash equivalents, beginning of period	9,185	93,033

Cash and cash equivalents, end of period	$8,274	$33,825

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$31,575	$48,816
Cash paid during the period for income taxes	$795	$4,881
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
The consolidated condensed financial statements of Colonial Properties Trust have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2008 audited consolidated financial statements of Colonial Properties Trust and should be read together with the consolidated financial statements and notes thereto included in the Colonial Properties Trust 2008 Annual Report on Form 10-K, as updated (all references herein to the “Form 10-K” shall include the Form 10-K as updated by the Form 8-K filed with the SEC on May 21, 2009).
Note 1 — Organization and Business
As used herein, “the Company” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”) and one or more of its subsidiaries and other affiliates, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 191 properties as of June 30, 2009, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2009, including properties in lease-up, the Company owns interests in 117 multifamily apartment communities (including 104 wholly-owned consolidated properties and 13 properties partially-owned through unconsolidated joint venture entities), and 74 commercial properties, consisting of 48 office properties (including three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint venture entities) and 26 retail properties (including five wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Except for the impact from the adoption of new accounting pronouncements (see Note 9), the consolidated condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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

The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to the Company and engages in for-sale development and condominium conversion activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes was $0 for the three and six months ended June 30, 2009. CPSI’s effective income tax rate was 0% for the three and six months ended June 30, 2009. CPSI’s consolidated provision for income taxes was $1.1 million and $1.7 million for the three and six months ended June 30, 2008, respectively. CPSI’s effective income tax rate was 39.5% and 39.0% for the three and six months ended June 30, 2008, respectively.
As discussed in the 2008 Form 10-K, at December 31, 2008, the portion of the net deferred tax asset that the Company deemed recoverable approximated the amount of unutilized carryback potential to the 2007 tax year. The estimated taxable loss incurred through June 30, 2009 exceeds the taxable income generated in the 2007 tax year. Accordingly, the Company intends to seek recoupment of all income taxes previously paid related to the Company’s 2007 tax year. The Company established a partial valuation allowance for the portion of the net deferred tax asset in excess of the amount that it will be able to recover through the known 2007 carryback.
Tax years 2003 through 2008 are subject to examination by the federal taxing authorities. Generally, tax years 2005 through 2007 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”). Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchases applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 would be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 would be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. The Company is currently evaluating whether it qualifies for, and if so, whether it will make this election with regard to debt repurchased in 2009.
Reclassification
Certain prior year numbers have been reclassified to conform to current year presentation.
Notes Receivable
Notes receivable consists primarily of promissory notes issued by third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. Based on similar financing arrangements at market rates, the estimated fair value of the Company’s notes receivable at June 30, 2009 and December 31, 2008 was approximately $19.6 million and $3.0 million, respectively.
On February 2, 2009, the Company disposed of Colonial Promenade at Fultondale for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6% (see Note 5).

The Company had recorded accrued interest related to its outstanding notes receivable of $0.1 million as of June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008, the Company had a $1.5 million reserve recorded against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 5.7% and 5.9% per annum as of June 30, 2009 and December 31, 2008, respectively. Interest income is recognized on an accrual basis.
New Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes the principles and requirements for recognizing and disclosing subsequent events under GAAP. SFAS No. 165 incorporates the principles and accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB as well as prescribes disclosure regarding the date through which subsequent events have been evaluated. Companies are required to evaluate subsequent events through the date the financial statements are issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. FIN 46(R) (“SFAS No. 167”). SFAS No. 167 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, SFAS No. 167 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. SFAS No. 167 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. SFAS No. 167 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently assessing the impact of SFAS No. 167.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (“SFAS No. 168”). SFAS No. 168 establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. In addition, the FASB no longer will consider new standards as authoritative in their own right. Instead the new standards will serve only to provide background information about the issue, update the Codification and provide the basis for conclusions regarding changes in the Codification. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements; however it will adjust historical GAAP references in its third quarter 2009 Form 10-Q.
Note 3 — Restructuring Charges
In light of the ongoing recession and credit crisis, the Company announced in early 2009 that it has renewed its focus on maintaining a strong balance sheet, improving liquidity, addressing near term debt maturities, managing existing properties and operating the Company’s portfolio efficiently, including reducing overhead and postponing or phasing future development activities. During the first quarter of 2009, the Company reduced its workforce by an additional 30 employees through the elimination of certain personnel resulting in the Company incurring an aggregate of $0.8 million in termination benefits and severance related charges. Of the $0.8 million in restructuring charges recorded in 2009, approximately $0.4 million was associated with the Company’s multifamily segment, including $0.2 million associated with development personnel; $0.3 million was associated with the Company’s commercial segment, including $0.2 million associated with development personnel; and $0.1 million of these restructuring costs were non-divisional charges. The Company did not record any Restructuring Charges during the three months ended June 30, 2009. Of the $0.8 million recorded in 2009, $0.4 million is included in “Accrued expenses” on the Company’s Consolidated Condensed Balance Sheet at June 30, 2009.

The expenses of the Company’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Condensed Statements of Income for the six months ended June 30, 2009.
Note 4 — Impairment
During the second quarter of 2009, the Company signed contracts to dispose of the remaining 118 units at Portofino at Jensen Beach, located in Port St. Lucie, Florida, and the remaining 93 units at Murano at Delray Beach, located in West Palm Beach, Florida, and anticipates disposing of the remaining 14 units at Grander, located in Gulf Shores, Alabama. These dispositions are anticipated to occur in either the third or fourth quarters of 2009, but, particularly given current economic circumstances, no assurance can be given that any or all of these sales will be completed. In anticipation of the sales, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company recorded impairment charges totaling $2.4 million in the second quarter 2009 to record the assets at their respective fair market values. The Company estimates the fair value of each of the aforementioned properties in accordance with SFAS No. 157. As disclosed above, the Company’s estimate of fair value for each of the properties discussed above is based on selling prices agreed on by both parties, which are considered to be Level 3 inputs.
Of the charges reflected in “Impairment” in the Consolidated Statements of Income, $0.5 million was recorded for Grander and $0.1 million is related to three outparcels at Colonial Promenade at Tannehill. Of the $1.8 million included in “(Loss) Income from discontinued operations” in the Consolidated Statements of Income, $1.2 million was recorded for Murano at Delray Beach and $0.6 million for Portofino at Jensen Beach.
During the first quarter of 2009, the Company completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia for $16.3 million in cash. Since the carrying value of the units exceeded the sales price, the Company recorded an impairment charge of $0.3 million, which is reflected in “(Loss) Income from discontinued operations” in the Consolidated Statements of Income for the six months ended June 30, 2009 (see Note 6).
Additionally, during the first quarter of 2009, the Company reached an agreement in principle to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. As a result of this agreement and the resulting asset valuation, the Company recorded an impairment charge of approximately $0.7 million which is reflected in “Impairment” in the Consolidated Statements of Income for the six months ended June 30, 2009. This transaction closed on April 30, 2009 (see Note 11).
The Company estimates the fair value of each property and development project evaluated for impairment based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing and cost structure. The Company will continue to monitor the specific facts and circumstances at the Company’s for-sale properties and development projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects the Company can sell, the timing of the sales and/or the prices at which the Company can sell them in future periods, and may result in additional impairment charges in connection with sales. If the Company is unable to sell projects, the Company may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of the Company’s assets as reflected on the balance sheet and adversely affect net income and equity. There can be no assurances of the amount or pace of future property sales and closings, particularly given current market conditions.
Note 5 — Disposition Activity
During the first quarter of 2009, the Company disposed of Colonial Promenade at Fultondale, a 159,000 square-foot (excluding anchor-owned square footage) retail asset, developed by the Company and located in Birmingham, Alabama. The Company sold this asset for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The net proceeds were used to reduce the amount outstanding on the Company’s unsecured credit facility. Because the Company provided seller-financing in the disposition, the gain on sale is included in continuing operations.

On April 30, 2009, the Company closed on a transaction to transfer its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner (see Note 11).
Net income and gain on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Income as “discontinued operations” for all periods presented. During 2009 and 2008, all of the operating properties sold with no continuing interest were classified as discontinued operations. The following is a listing of the properties the Company disposed of in 2009 and 2008 that are classified as discontinued operations:

			Units/ Square
Property	Location	Date Sold	Feet

Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200

Commercial
250 Commerce Center (Office)	Montgomery, AL	February 2008	37,000
Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, the Company does not intend to retain a continuing interest in the property, and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of June 30, 2009, the Company had classified two multifamily assets, two retail assets and nine for-sale developments as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $15.4 million, $54.0 million and $73.1 million, respectively, as of June 30, 2009, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of June 30, 2009. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented. Depreciation or amortization expense suspended as a result of assets being classified as held for sale for the three and six months ended June 30, 2009 was approximately $0.5 million and $0.8 million, respectively. There is no depreciation or amortization expense suspended as a result of these assets being classified as held for sale during the three and six months ended June 30, 2008.
The operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in discontinued operations in the Consolidated Condensed Statements of Income for all periods presented. The reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, any impairment losses on assets held for continuing use are included in continuing operations.

Below is a summary of the operations of the properties classified as discontinued operations during the three and six months ended June 30, 2009 and 2008 that are classified as discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2009	2008	2009	2008
Property revenues:
Base rent	$1,073	$4,580	$2,231	$9,222
Tenant recoveries	52	51	117	103
Other revenue	119	463	224	937

Total revenues	1,244	5,094	2,572	10,262

Property operating and administrative expenses	741	2,359	1,385	4,733
Impairment	1,800	—	2,118	—
Depreciation and amortization	(9)	445	131	897

Total expenses	2,532	2,804	3,634	5,630
Interest income (expense), net	—	40	—	81

(Loss) income from discontinued operations before net gain on disposition of discontinued operations	(1,288)	2,330	(1,062)	4,713
Net (loss) gain on disposition of discontinued operations	(32)	6,958	12	9,858
Noncontrolling interest in CRLP from discontinued operations	204	(1,632)	93	(2,584)
Noncontrolling interest to limited partners	(26)	129	443	271

(Loss) income from discontinued operations	$(1,142)	$7,785	$(514)	$12,258

Note 6 — For-Sale Activities
During the first quarter of 2009, the Company completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia, for $16.3 million in cash. As discussed in Note 4, the Company recorded an impairment charge of $0.3 million. The disposition eliminates the operating expenses and costs to carry the associated units. The proceeds from the sale were used to reduce the outstanding balance on the Company’s unsecured line of credit.
During the three months ended June 30, 2009 and 2008, the Company, through CPSI, sold 32 and 22 units, respectively, at its for-sale residential development properties. During the three months ended June 30, 2009 and 2008, the Company, through CPSI, disposed of 21 and two condominium units, respectively, at the Company’s condominium conversion properties. As a result of the condominium conversion dispositions, the Company has sold all of the remaining units at the Azur at Metrowest and Capri at Hunter’s Creek condominium conversion projects.

During the three months ended June 30, 2009 and 2008, gains from sales of property on the Company’s Consolidated Condensed Statements of Income included $70,000 ($26,000 net of income taxes) and $0.6 million ($0.4 million net of income taxes), respectively, from these condominium and for-sale residential sales. During the six months ended June 30, 2009 and 2008, gains from sales of property on the Company’s Consolidated Condensed Statements of Income included $0.1 million ($47,000 net of income taxes) and $0.7 million ($0.5 million net of income taxes), respectively, from these condominium and for-sale residential sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2009	2008	2009	2008

Condominium revenues, net	$794	$303	$1,121	$303
Condominium costs	(620)	(249)	(879)	(249)

Gains (losses) on condominium sales, before income taxes	174	54	242	54

For-sale residential revenues, net	5,464	6,341	24,698	9,117
For-sale residential costs	(5,568)	(5,767)	(24,823)	(8,510)

Gains on for-sale residential sales, before income taxes	(104)	574	(125)	607

(Provision) / benefit for income taxes	(44)	(186)	(70)	(154)

Gains on condominium conversions and for-sale residential sales, net of income taxes	$26	$442	$47	$507

The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For the three months ended June 30, 2009 and 2008, gains on condominium unit sales of $0.1 million, net of income taxes, are included in discontinued operations. For the six months ended June 30, 2009 and 2008, gains on condominium unit sales of $0.2 million and $0.1 million, net of income taxes, are included in discontinued operations, respectively.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 7 — Undeveloped Land and Construction in Progress
As previously discussed, the Company has postponed or is phasing future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. Specifically with respect to Colonial Pinnacle Nord du Lac, the Company decided at the beginning of 2009 to adopt a phased approach and, in effect, postpone significant portions of this development. This approach was designed to allow the Company to evaluate various alternatives for this development but the intent was to ultimately sell the project. Accordingly, the project was classified as “Real estate assets held for sale, net” on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2009 and June 30, 2009. In July 2009, the Company reevaluated its plans with respect to this development and decided to hold this project for investment purposes and, therefore, Colonial Pinnacle Nord du Lac will be reclassified from an asset “held for sale” to an asset “held for use” (see Note 14 & 15).
On April 30, 2009, the Company transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square-foot (excluding anchor-owned square footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. As part of the agreement, the Company commenced development of an additional 67,700-square foot phase of the retail shopping center (Colonial Promenade Craft Farms) during the three months ended June 30, 2009, which will be anchored by a 45,600-square-foot Publix. The development is expected to be completed in the second quarter 2010, and costs are anticipated to be $9.9 million (see Note 11).

The Company’s ongoing consolidated development projects are in various stages of the development cycle. Active developments as of June 30, 2009 consist of:

		Total
		Units/			Costs
		Square		Estimated	Capitalized
		Feet (1)	Estimated	Total Costs	to Date
	Location	(unaudited)	Completion	(in thousands)	(in thousands)

Multifamily Projects:
Colonial Grand at Desert Vista	Las Vegas, NV	380	2009	$53,300	$51,351
Colonial Grand at Ashton Oaks	Austin, TX	362	2009	35,100	34,055

Commercial Projects:
Colonial Promenade Tannehill (Retail) (2)	Birmingham, AL	350	2010	7,100	2,377
Colonial Promenade Craft Farms (Retail)	Gulf Shores, AL	68	2010	9,900	2,634

Construction in Progress for Active Developments					$90,417

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	Total cost and development costs recorded through June 30, 2009 have been reduced by $50.2 million for the portion of the development that was placed into service through June 30, 2009. Total cost for this project is expected to be approximately $57.3 million, of which $10.5 million is expected to be received from local municipalities as reimbursement for infrastructure costs.
In addition to the Company’s consolidated developments included in the table above, the Company also has an unconsolidated retail development in progress, Colonial Pinnacle Turkey Creek III, located in Knoxville, Tennessee. As of June 30, 2009, the Company’s pro-rata portion of the costs incurred for this development is $12.2 million, with an additional $2.7 million anticipated to complete the project.
Interest capitalized on construction in progress during the three months ended June 30, 2009 and 2008 was $0.8 million and $7.0 million, respectively. Interest capitalized on construction in progress during the six months ended June 30, 2009 and 2008 was $3.1 million and $13.3 million, respectively.
There are no for-sale residential projects actively under development as of June 30, 2009. In line with the Company’s strategic initiatives, the Company has decided to postpone development activities associated with the projects listed in the table below until it determines that the current economic environment has sufficiently improved.

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)

Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,281
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,376
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,169
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,860
Colonial Grand at South End	Charlotte, NC	353	12,167
Colonial Grand at Wakefield	Raleigh, NC	369	7,229
Colonial Grand at Azure	Las Vegas, NV	188	7,791
Colonial Grand at Cityway	Austin, TX	320	4,974

Commercial Projects:
Colonial Promenade Huntsville (Retail)	Huntsville, AL	111	9,690

Other Projects and Undeveloped Land
Multifamily			2,635
Commercial			7,861
For-Sale Residential			38,862
Mixed-Use			62,376

Consolidated Construction in Progress			$203,271

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	This project is part of mixed-use development.
Note 8 — Net Income Per Share
For the three and six months ended June 30, 2009 and 2008, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(amounts in thousands)	2009	2008	2009	2008

Numerator:
Net income attributable to parent company	$134	$11,337	$16,115	$28,241
Less:
Preferred stock dividends	(2,037)	(2,180)	(4,109)	(4,668)
Income allocated to participating securities	(156)	(264)	(401)	(534)
Preferred share issuance costs write-off, net of discount	—	(83)	(5)	(267)

(Loss) Income from continuing operations available to common shareholders	$(2,059)	$8,810	$11,600	$22,772

Denominator:
Denominator for basic net income per share — weighted average common shares	48,649	46,927	48,427	46,892
Effect of dilutive securities	—	145	—	145

Denominator for diluted net income per share — adjusted weighted average common shares	48,649	47,072	48,427	47,037

For the three and six months ended June 30, 2009, options to purchase 1,404,809 shares were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. For the three and six months ended June 30, 2008, options to purchase 546,353 shares were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.
Note 9 — Equity
The following table presents the changes in the issued common shares of beneficial interest since December 31, 2008 (but excluding 8,707,724 and 8,860,971 units of CRLP at June 30, 2009 and December 31, 2008, respectively, which are redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share):

Issued at December 31, 2008 (1)	54,169,418

Common shares issued through dividend reinvestments	42,535
Restricted shares issued (cancelled), net	51,794
At-the-market continuous equity offering program	601,400
Redemption of CRLP units for common shares	153,247
Issuances under other employee and nonemployee share plans	44,553

Issued at June 30, 2009 (1)	55,062,947

(1)	Includes 5,623,150 treasury shares.
On April 22, 2009, the Company’s Board of Trustees approved the issuance of up to $50.0 million of common shares under an at-the-market continuous equity offering program. During the three months ended June 30, 2009, the Company issued a total of 601,400 shares at a weighted average issue price of $8.16 per share generating net proceeds of approximately $4.8 million, which excludes $0.4 million of one-time administrative costs. These proceeds were used to pay down a portion of the outstanding borrowings on the Company’s unsecured credit facility.
In January 2008, the Company’s Board of Trustees authorized the repurchase of up to $25.0 million of the Company’s 8 1/8% Series D preferred depositary shares in a limited number of separate, privately negotiated transactions. Each Series D preferred depositary share represents 1/10 of a share of the Company’s 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share.
•	During the three months ended March 31, 2008, the Company repurchased 306,750 shares of its outstanding Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.1 million, on the repurchase and wrote off approximately $0.3 million of issuance costs.
•	During the three months ended June 30, 2008, the Company repurchased 577,000 shares of its outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a purchase price of $14.0 million, or $24.24 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.4 million, on the repurchase and wrote off approximately $0.5 million of issuance costs.
On October 29, 2008, the Company’s Board of Trustees authorized a repurchase program which allows the Company to repurchase up to an additional $25.0 million of its outstanding Series D preferred depositary shares over a 12 month period. The Company did not repurchase any of its outstanding Series D preferred depositary shares during the six months ended June 30, 2009. The Company will continue to monitor the equity markets and repurchase preferred shares if the repurchases meet the required criteria, as funds are available. If the Company were to repurchase outstanding Series D depositary shares, it would expect to record additional non-cash charges related to the write-off of Series D preferred issuance costs.

In connection with the adoption of SFAS No. 160, effective January 1, 2009, the Company also adopted the recent revisions to EITF Topic D-98, Classification and Measurement of Redeemable Securities (“D-98”). As a result of the Company’s adoption of these standards, amounts previously reported as limited partners’ interest in consolidated partnerships on the Company’s consolidated condensed balance sheets are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Additionally, amounts previously reported as preferred units in CRLP are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Minority interests in common units of CRLP have also been re-characterized as noncontrolling interests, but because of the redemption feature of these units, they have been included in the temporary equity section (between liabilities and equity) of the Company’s Consolidated Condensed Balance Sheets. These units are redeemable at the option of the holders for cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share. Based on the requirements of D-98, the measurement of noncontrolling interests is now presented at “redemption value” — i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Company’s share price multiplied by the number of outstanding units), or the aggregate value of the individual partners’ capital balances, whichever is greater. Previously, these interests were measured based on the noncontrolling interests in CRLP’s pro rata share of total common interests, in accordance with EITF 95-7.
The composition of noncontrolling interests included in equity is as follows at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008

Preferred units in CRLP	$100,000	$100,000
Limited partners’ interests in consolidated partnerships	1,441	1,943

Total	$101,441	$101,943

The changes in redeemable noncontrolling interests for the six months ended June 30, 2009 and the year ended December 31, 2008 are presented below (in thousands):

	Six Months
	Ended	Year Ended
	June 30, 2009	December 31, 2008

Balance at beginning of period	$124,848	$214,166
Adjustment to redemption value of redeemable noncontrolling interests	(4,271)	(44,179)
Redemption of CRLP units for common shares	(660)	(16,903)
Distributions to noncontrolling interests	(3,524)	(17,011)
Net income (loss)	2,165	(11,225)

Balance at end of period	$118,558	$124,848

Also effective with the adoption of SFAS No. 160, previously reported minority interests have been re-characterized on the accompanying Consolidated Condensed Statements of Income to noncontrolling interests and placed below “Net income” before arriving at “Net income attributable to parent company.”
Note 10 — Segment Information
Prior to December 31, 2008, the Company had four operating segments: multifamily, office, retail and for-sale residential. Since January 1, 2009, the Company has managed its business based on the performance of two operating segments: multifamily and commercial. The change in reporting segments is a result of the Company’s strategic initiative to become a multifamily-focused REIT including reorganizing the Company and streamlining the business. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment. The multifamily management team is responsible for all aspects of for-sale developments, including disposition activities, as well as the condominium conversion properties and related sales. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations (which were previously reported as a separate operating segment) in the periods presented.

The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three and six months ended June 30, 2009 and 2008, and total segment assets to total assets as of June 30, 2009 and December 31, 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Revenues:
Segment Revenues:
Multifamily	$77,624	$80,077	$154,765	$158,369
Commercial	23,036	23,183	46,511	46,501

Total Segment Revenues	100,660	103,260	201,276	204,870

Partially-owned unconsolidated entities — Multifamily	(2,041)	(2,131)	(4,041)	(4,347)
Partially-owned unconsolidated entities — Commercial	(16,121)	(17,660)	(32,606)	(36,141)
Construction revenues	315	569	350	8,449
Other non-property related revenue	3,924	5,151	7,379	10,356
Discontinued operations property revenues	(1,244)	(5,094)	(2,572)	(10,262)

Total Consolidated Revenues	85,493	84,095	169,786	172,925

NOI:
Segment NOI:
Multifamily	44,953	48,809	89,536	95,906
Commercial	14,756	15,128	29,816	30,318

Total Segment NOI	59,709	63,937	119,352	126,224

Partially-owned unconsolidated entities — Multifamily	(1,040)	(996)	(2,071)	(2,124)
Partially-owned unconsolidated entities — Commercial	(10,115)	(11,126)	(20,686)	(23,032)
Unallocated corporate revenues	3,924	5,151	7,379	10,356
Discontinued operations property NOI	1,297	(2,735)	931	(5,529)
Impairment — discontinued operations (1)	(1,800)	—	(2,118)	—
Construction NOI	—	5	1	619
Property management expenses	(1,683)	(2,072)	(3,601)	(4,313)
General and administrative expenses	(4,525)	(5,791)	(8,910)	(11,568)
Management fee and other expenses	(3,540)	(4,346)	(7,756)	(7,937)
Restructuring charges	—	—	(812)	—
Investment and development (2)	(1,319)	(107)	(1,484)	(877)
Depreciation	(28,276)	(23,126)	(56,061)	(46,378)
Amortization	(1,199)	(968)	(2,071)	(1,726)
Impairment — continuing operations (3)	(564)	—	(1,299)	—

Income from operations	10,869	17,826	20,794	33,715

Total other income, net (4)	(7,924)	(12,067)	2,718	(11,515)

Income from continuing operations	$2,945	$5,759	$23,512	$22,200

	June 30,	December 31,
(in thousands)	2009	2008
Assets
Segment Assets
Multifamily	$2,547,981	$2,579,376
Commercial	390,482	402,914

Total Segment Assets	2,938,463	2,982,290

Unallocated corporate assets (5)	156,431	172,879

	$3,094,894	$3,155,169

Footnotes on following page

(1)	The $1.8 million impairment charge recorded during the three months ended June 30, 2009 was a result of the Company marking certain assets to fair market value. The Company recorded $1.2 million with respect to Murano at Delray Beach and $0.6 million with respect to Portofino at Jensen Beach (see Note 4). In addition to these charges, the amount recorded during the six months ended June 30, 2009, includes $0.3 million as a result of the sale of Regents Park (see Note 4).

(2)	Reflects costs incurred related to abandoned pursuits. Abandoned pursuits are volatile and, therefore, may vary between periods.

(3)	The $0.6 million impairment charge recorded during the three months ended June 30, 2009 was a result of marking assets to their fair market values including $0.5 million with respect to the Grander and $0.1 million related to the sale of three outparcels (see Note 4). In addition to these charges, the amount recorded during the six months ended June 30, 2009, includes a $0.7 million impairment charge as a result of the Company’s decision to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms to the majority joint venture partner (see Note 11).

(4)	For-sale residential activities, including net gain on sales and income tax expense (benefit,) are included in other income (see Note 6 related to for-sale activities).

(5)	Includes the Company’s investment in partially-owned entities of $36,446 as of June 30, 2009 and $46,221 as of December 31, 2008.
Note 11 — Investment in Partially-Owned Entities
The Company accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of June 30, 2009 and December 31, 2008:

			(in thousands)
	Percent		June 30,	December 31,
	Owned		2009	2008

Multifamily:
Belterra, Ft. Worth, TX	10.00%		563	616
Regents Park (Phase II), Atlanta, GA	40.00	%(1)	3,407	3,424
CG at Huntcliff, Atlanta, GA	20.00%		1,752	1,894
CG at McKinney, Dallas, TX (Development)	25.00	%(1)	1,721	1,521
CG at Research Park, Raleigh, NC	20.00%		983	1,053
CG at Traditions, Gulf Shores, AL	35.00%		328	570
CMS / Colonial Joint Venture I	15.00%		226	289
CMS / Colonial Joint Venture II	15.00%		(488)	(461)
CMS Florida	25.00%		(666)	(561)
CMS Tennessee	25.00%		6	114
CMS V / CG at Canyon Creek, Austin, TX	25.00%		583	638
DRA Alabama	10.00%		796	921
DRA CV at Cary, Raleigh, NC	20.00%		1,551	1,752
DRA Cunningham, Austin, TX	20.00%		837	896
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,218	1,291

Total Multifamily			12,817	13,957

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		142	118
Colonial Center Mansell JV	15.00%		480	727
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(173)	(173)
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00	%(2)	24	823
Colonial Promenade Madison, Huntsville, AL	25.00%		2,145	2,187
Colonial Promenade Smyrna, Smyrna, TN	50.00%		3,011	2,378
DRA / CRT JV	15.00	%(3)	20,276	24,091
DRA / CLP JV	15.00	%(4)	(13,352)	(10,976)
Highway 150, LLC, Birmingham, AL	10.00%		67	67
Huntsville TIC, Huntsville , AL	10.00	%(5)	(4,170)	(3,746)
OZRE JV	17.10	%(6)	(8,296)	(7,579)
Parkside Drive LLC I, Knoxville, TN	50.00%		3,840	4,673
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%		7,199	6,842
Parkway Place Limited Partnership, Huntsville, AL	50.00%		10,640	10,690

Total Commercial			21,833	30,122

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		34	33
Heathrow, Orlando, FL	50.00	%(1)	1,762	2,109

			1,796	2,142

			$36,446	$46,221

Footnotes on following page

(1)	These joint ventures consist of undeveloped land.

(2)	On April 30, 2009, the Company completed the transaction to transfer its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms (see below).

(3)	As of June 30, 2009, this joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas.

(4)	As of June 30, 2009, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $20.0 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $33.4 million, which is being amortized over the life of the properties.

(5)	Equity investment includes the Company’s investment of approximately $3.2 million, offset by the excess basis difference on the transaction of approximately $7.4 million, which is being amortized over the life of the properties.

(6)	As of June 30, 2009, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Equity investment includes the value of the Company’s investment of approximately $8.1 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $16.4 million, which is being amortized over the life of the properties.
On April 30, 2009, the Company transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. The Company had previously sold 85% of its interest in this development for $45.7 million in July 2007 and recognized a gain of approximately $4.2 million, after tax, from that sale. As a result of this agreement and the resulting valuation, the Company recorded an impairment of approximately $0.7 million with respect to the Company’s remaining equity interest in the joint venture. As part of its agreement to transfer the Company’s remaining interest in Colonial Pinnacle Craft Farms, the Company commenced development of an additional 67,700-square foot phase of a retail shopping center (Colonial Promenade Craft Farms) during the three months ended June 30, 2009, which will be anchored by a 45,600-square-foot Publix. The development is expected to be completed in the second quarter 2010, and costs are anticipated to be $9.9 million.
The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which the Company had ownership interests as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2009	2008	2009	2008	2009	2008

DRA/CRT	$1,152,910	$1,180,519	$940,755	$940,892	$176,117	$201,449
DRA/CLP	892,214	913,204	741,907	741,907	133,371	153,962
OZRE	343,345	349,317	292,292	292,714	46,875	52,146
HUNTSVILLE TIC	220,874	226,332	107,540	107,540	31,508	37,800

	$2,609,343	$2,669,372	$2,082,494	$2,083,053	$387,871	$445,357

The following table summarizes income statement financial data of significant unconsolidated joint ventures in which the Company had ownership interests for the three months ended June 30, 2009 and 2008 (dollar amounts in thousands):

	Total Revenues		Net Income (Loss)		Share of Net Income (Loss)
	2009	2008	2009	2008	2009	2008

DRA/CRT	$39,166	$43,363	$(4,337)	$(3,705)	$(482)	$173
DRA/CLP	27,668	29,254	(5,996)	(4,505)	(371)	(103)
OZRE	8,454	8,691	(2,570)	(3,590)	(212)	(314)
HUNTSVILLE TIC	6,500	6,166	(1,859)	(5,148)	(84)	3,767

	$81,788	$87,474	$(14,762)	$(16,948)	$(1,149)	$3,523

The following table summarizes income statement financial data of significant unconsolidated joint ventures in which the Company had ownership interests for the six months ended June 30, 2009 and 2008 (dollar amounts in thousands):

	Total Revenues		Net Income (Loss)		Share of Net Income (Loss)
	2009	2008	2009	2008	2009	2008

DRA/CRT	$79,726	$85,857	$(7,770)	$(8,373)	$(915)	$(367)
DRA/CLP	56,122	57,651	(10,050)	(8,865)	(318)	(199)
OZRE	17,141	17,274	(4,614)	(6,083)	(881)	(351)
GPT (1)	—	8,191	1	(1,752)	—	11,977
Huntsville TIC (2)	12,963	11,929	(3,948)	(7,766)	(2,117)	3,694

	$165,952	$180,902	$(26,381)	$(32,839)	$(4,231)	$14,754

(1)	The Company sold its interest in this joint venture in February 2008 and recognized a gain of approximately $12.2 million.

(2)	During 2008, the Company reduced its interest in this joint venture from 40.0% to 10.0%.
Investments in Variable Interest Entities
The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (FIN 46R).
Based on the Company’s evaluation, as of June 30, 2009, the Company does not have a controlling interest in, nor is the Company the primary beneficiary of any VIEs for which there is a significant variable interest. Also, as of June 30, 2009, the Company has interests in three VIEs with significant variable interests for which the Company is not the primary beneficiary.
Unconsolidated Variable Interest Entities
As of June 30, 2009, the Company had interests in three VIEs with significant variable interests for which the Company is not the primary beneficiary. The following is summary information as of June 30, 2009 regarding these unconsolidated VIEs:
(in thousands)

			Maximum
	Carrying Amount	Potential Additional	Exposure to
VIE	of Investment	Support Obligation	Loss
DRA/CRT JV	$20,276	$17,000	$37,276
CG at Canyon Creek	583	4,000	4,583
CG at Traditions	328	3,500	3,828
In September 2005, the Company acquired a 15% partnership interest in CRT Properties, Inc. (“CRT”) through a joint venture (the “DRA CRT JV”) with DRA Advisors LLC (“DRA”). CRT owns a portfolio of 17 office properties located primarily in the southeastern United States. With respect to the Company’s investment in DRA/CRT JV, the Company is entitled to receive distributions in excess of its ownership interest if certain target return thresholds are satisfied. In addition, during September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of June 30, 2009, this guarantee, which matures in January 2010, has been reduced to $17.0 million as a result of the pay down of the associated collateralized debt from the sales of assets.
The Company had committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek joint venture, which represents a guaranty that is greater than the Company’s proportionate interest in this joint venture. Accordingly, this investment qualifies as a VIE. However, the Company has determined that it is remote that it would absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment. On July 13, 2009, the Company has amended its partnership agreement with CMS with respect to the CMS/Colonial Canyon Creek joint venture (See Note 15).

The Company committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. The Company and its joint venture partner each committed to provide 50% of the guarantee, which is different from the venture’s voting and economic interests. As a result, this investment qualifies as a VIE but the Company has determined that it is remote that it would absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment.
Note 12 — Financing Activities
In the first quarter 2009, the Company, through a wholly-owned special purpose subsidiary of CRLP, closed on a $350 million collateralized loan (the “First FNM Loan”) originated by PNC ARCS LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the First FNM Loan is 6.04%. The First FNM Loan matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The First FNM Loan is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire First FNM Loan amount was drawn on February 27, 2009. The proceeds from the First FNM Loan were used to repay a portion of the outstanding borrowings under the Company’s $675.0 million Credit Facility.
On May 29, 2009, the Company, through a wholly-owned special purpose subsidiary of CRLP, closed on a $156.4 million collateralized loan (the “Second FNM Loan”) originated by Grandbridge Real Estate Capital LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for the Second FNM Loan is 5.31%. The Second FNM Loan matures on June 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required to the maturity date. The Second FNM Loan is collateralized by eight multifamily properties totaling 2,816 units. The entire Second FNM Loan amount was drawn on May 29, 2009. The proceeds from the Second FNM Loan were used to repay a portion of the outstanding borrowings under the Company’s $675.0 million Credit Facility.
As of June 30, 2009, CRLP, with the Company as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $14.7 million as of June 30, 2009.
Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows the Company to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on the Company’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on the Company’s unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.
The Credit Facility and the cash management line, which are primarily used by the Company to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes, had an outstanding balance at June 30, 2009 of $191.7 million. The interest rate of the Credit Facility (including the cash management line) was 1.40% and 3.21% at June 30, 2009 and 2008, respectively.
The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as they become due. At June 30, 2009, the Company was in compliance with these covenants. Specific financial ratios with which the Company must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio as well as the Debt to Total Asset Value Ratio. Both of these ratios are measured quarterly. The Fixed Charge Coverage Ratio generally requires that the Company’s earnings before interest, taxes, depreciation and amortization be at least equal 1.5 times the Company’s Fixed Charges. Fixed Charges generally include interest payments (including capitalized interest) and preferred dividends. The Debt to Total Asset Value Ratio generally requires the Company’s debt to be less than 60% of its total asset value. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact the Company’s ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants in the future. The Company expects to be able to comply with these ratios and covenants in 2009, but no assurance can be given that the Company will be able to maintain compliance with these ratios and other debt covenants, particularly if economic conditions worsen.

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
In January 2008, the Company’s Board of Trustees authorized the repurchase up to $50.0 million of outstanding unsecured senior notes of CLRP. In addition, during 2008, the Company’s Board of Trustees authorized the repurchase of an additional $500.0 million of outstanding unsecured senior notes of CRLP under a senior note repurchase program. Under the repurchase program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions through December 31, 2009, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.
During the three months ended March 31, 2009, the Company repurchased $96.9 million of CRLP’s outstanding unsecured senior notes under the senior note repurchase program in separate transactions at an average 27.1% discount to par value, which represents a 12.6% yield to maturity. As a result of these repurchases, the Company recognized an aggregate gain of approximately $25.3 million, which is included in “Gain on retirement of debt” on the Company’s Consolidated Statements of Income. When senior notes are repurchased, the Company will generally reverse amounts out of “Accumulated Other Comprehensive Income” into earnings because the repurchases cause interest payments on the hedged debt to become probable of not occurring. Accordingly, as a result of these first quarter 2009 repurchases, the Company recognized a loss on hedging activities of approximately $1.1 million as a result of a reclassification of amounts in Accumulated Other Comprehensive Income in connection with the conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of repurchases under the senior note repurchase program.
During the three months ended June 30, 2009, the Company repurchased a total of $315.5 million of CRLP’s outstanding unsecured senior notes. Of this amount, $250.0 million was repurchased pursuant to the Company’s previously announced tender offer that closed on May 4, 2009. The remaining $65.5 million was repurchased in separate transactions under the senior note repurchase program. In aggregate, the $315.5 million was repurchased at an average 5.9% discount to par value, which represents a 6.8% yield to maturity. As a result of these repurchases, the Company recognized an aggregate net gain of approximately $16.2 million, which is included in “Gain on retirement of debt” on the Company’s Consolidated Statements of Income.
For the six months ended June 30, 2009, the Company has repurchased an aggregate of $412.4 million of its outstanding unsecured senior notes, with net gains totaling approximately $40.5 million. The Company will continue to monitor the debt markets and repurchase certain senior notes that meet the Company’s required criteria, as funds are available.
On March 1, 2009, a loan collateralized by Broward Financial Center, a 326,000 office building located in Ft. Lauderdale, Florida, in the amount of $46.5 million matured. This property is one of the properties in the DRA/CRT joint venture, in which the Company is a 15% minority partner. The joint venture did not repay the principal amount due on the loan when it matured, but continues to make interest payments. The loan is non-recourse to the Company, but the Company’s pro rata share of the principal amount of the loan is $7.0 million (based on its ownership interest in the joint venture). The Company and its joint venture partner are currently in negotiations with the special servicer regarding refinancing options that may be available from the current lender. While no assurance can be given that the joint venture partnership will be able to refinance the loan on reasonable terms, the Company anticipates that the joint venture will be able to renegotiate an extension of the current loan with the existing lender. If the joint venture is unable to obtain additional financing, payoff the existing loan, or renegotiate suitable terms with the existing lender, the lender would have the right to foreclose on the property in question and, accordingly, the joint venture will lose its interest in the asset.
Based on borrowing rates available to the Company for notes and mortgages payable with similar terms, the estimated fair value of the Company’s notes and mortgages payable at June 30, 2009 and December 31, 2008 was approximately $1.6 billion and $1.5 billion, respectively.

Note 13 — Derivatives and Hedging
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.
The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not have any active cash flow hedges during the three or six months ended June 30, 2009.
At June 30, 2009, the Company had $3.9 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on the Company’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of the Company’s senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt was $0.1 million and $0.2 million during the three months ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2009 and 2008, respectively. The Company did not reclassify amounts to “Loss on hedging activities” for the three months ended June 30, 2009. For the six months ended June 30, 2009, the change in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of the Company’s senior note repurchase program was $1.1 million. Amounts reclassified to “Loss on hedging activities” for the three and six months ended June 30, 2008 were immaterial.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. As of June 30, 2009, the Company had no derivatives that were not designated as a hedge in a qualifying hedging relationship.

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Condensed Statements of Income as of June 30, 2009.
amounts in thousands

	Amount of Gain or (Loss) Recognized in OCI					Amount of Gain or (Loss) Reclassified from
	on Derivative (Effective Portion)				Location of Gain or (Loss)	Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS	Three months ended		Six months ended		Reclassified from	Three months ended		Six months ended
133 Cash Flow	June 30,	June 30,	June 30,	June 30,	Accumulated OCI into	June 30,	June 30,	June 30,	June 30,
Hedging Relationships	2009	2008	2009	2008	Income (Effective Portion)	2009	2008	2009	2008
Interest Rate Products	—	—	—	—	Interest Expense and Debt Cost Amortization	$(138.0)	$(150.0)	$(284.1)	$(220.1)
					Loss on Hedging Activities	4.0	(81.0)	(1,059.5)	(81.0)

						$(134.0)	$(231.0)	$(1,343.6)	$(301.1)

Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on
Recognized in Income on	Derivative (Ineffective Portion and Amount Excluded
Derivative (Ineffective	from Effectiveness Testing)
Portion and Amount	Three months ended		Six months ended
Excluded from	June 30,	June 30,	June 30,	June 30,
Effectiveness Testing)	2009	2008	2009	2008
Loss on Hedging Activities	—	—	—	—
Note 14 –Contingencies and Guarantees
Contingencies
The Company is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which were being developed in a joint venture in which the Company is a majority owner. The contractor is affiliated with the Company’s joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against the Company alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages. Discovery is underway regarding these proceedings.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. The Company has been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims have been resolved by negotiations and mediations, and others may also be similarly resolved. Some of these claims will likely be arbitrated or litigated to conclusion.
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

In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, no liability was recorded for these guarantees.
As previously disclosed, the Company has postponed or is phasing future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. As a result of the postponement/phasing of this development, the Company has been evaluating various alternatives for this development, including with respect to its existing contractual obligations to certain future tenants who had previously committed to this development. As discussed in Note 7, in July 2009, the Company decided to hold this project for investment purposes. If the Company is unable to reach alternative agreements with these future tenants, the tenants may choose not to participate in this development or seek damages from the Company as a result of the postponement of the development, or both.
During the second quarter 2009, the Company, through a wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac community development district (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds. The proceeds from the CDD bonds were to be used by the CDD to construct infrastructure for the benefit of the development. As a result of the solicitation, the Company purchased $14.8 million of the outstanding CDD bonds for total consideration of $12.8 million, representing a 13.3% discount to the par amount. In connection with this transaction, the Company’s liabilities were reduced by $14.8 million, of which $1.7 million, representing the discount on the purchase of the bonds, net of interest and fees, was treated as a non-cash transaction and a reduction to basis (see Note 15). In accordance with EITF 91-10, the Company recorded restricted cash and other liabilities for the $24.0 million CDD bond issuance. This issuance was treated as a non-cash transaction in the Company’s Consolidated Condensed Statement of Cash Flows for the twelve months ended December 31, 2008.
In connection with the office and retail joint venture transactions that closed in 2007, the Company assumed certain contingent obligations for a total of $15.7 million, of which $6.5 million remains outstanding as of June 30, 2009.
In January 2008, the Company received notification related to an unclaimed property audit for the States of Alabama and Tennessee. Upon receiving notification from these states, the Company voluntarily agreed to a review of its unclaimed property status in other states. The Company has completed its review and settled with the State of Texas for an immaterial amount. The Company is not expecting the other audits/reviews to have a material impact on its financial statements. As of June 30, 2009, the Company has accrued an estimated liability for the remaining audits.
The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially adversely affect the financial position or results of operations or cash flows of the Company.
Guarantees and Other Arrangements
During April 2007, the Company committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. The Company and its joint venture partner each committed to provide 50% of the guarantee. Construction at this site is complete as the project was placed into service during 2008. As of June 30, 2009, the joint venture had drawn $33.4 million on the construction loan, which matures in April 2010. At June 30, 2009, no liability was recorded for the guarantee.
During November 2006, the Company committed with its joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is complete as the project was placed into service during 2008. As of June 30, 2009, the Colonial Promenade Smyrna joint venture had $30.2 million outstanding on the construction loan, which matures in December 2009. At June 30, 2009, no liability was recorded for the guarantee.
During February 2006, the Company committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek joint venture. Construction at this site is complete as the project was placed into service during 2007. As of June 30, 2009, the joint venture had drawn all $27.4 million on the construction loan, which matures in June 2009. At June 30, 2009, no liability was recorded for the guarantee (see Note 15).

During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of June 30, 2009, this guarantee, which matures in January 2010, had been reduced to $17.0 million, as a result of the pay down of the associated collateralized debt from the sales of assets. At June 30, 2009, no liability was recorded for the guarantee.
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender; only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At June 30, 2009, the total amount of debt of the joint venture was approximately $16.2 million and matures in December 2012. At June 30, 2009, no liability was recorded for the guarantee.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $26.5 million at June 30, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.
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
Note 15 — Subsequent Events
Development Activities
In separate transactions, in mid- and late- July 2009, the Company purchased the remaining $9.2 million of the outstanding CDD bonds associated with the Nord du Lac development bringing the total amount purchased to $24.0 million, or 100.0% of the total outstanding CDD bonds. The Company anticipates liquidation of this CDD and cancellation of these CDD bonds, which would result in the release of the net cash proceeds of $20.2 million received from the bond issuance currently in escrow.
Financing Activities
During July 2009, the Company repurchased $18.5 million of CRLP’s outstanding unsecured senior notes in separate transactions under the Company’s previously announced $500 million unsecured senior note repurchase program at a weighted average discount to par value of 10.7%, which represents a yield to maturity of 8.8%. As a result of these repurchases, the Company expects to recognize an aggregate gain of approximately $1.8 million with respect to these repurchases during the third quarter of 2009.
Tender Offer
On August 4, 2009, the Company and CRLP announced the commencement by CRLP of a cash tender offer for up to $125.0 million of CRLP’s outstanding unsecured senior notes. The Company is targeting unsecured senior notes maturing in 2012, 2014, 2015 and 2016. The tender offer will expire at 12:00 midnight, New York City time, on Monday, August 31, 2009, unless extended by CRLP.

Joint Venture Transactions
Consistent with the Company’s previously stated objectives of simplifying its strategy and structure, in July 2009, the Company entered into an agreement with OZ/CLP Retail LLC (the “Retail Joint Venture”)—the Company’s joint venture with OZRE Retail LLC—that provides for, among other things, the transfer of all of the Company’s interest in the Retail Joint Venture, which is comprised of 11 retail assets with approximately 3.0 million square feet of retail space. Pursuant to the agreement, the Company will acquire one of the 11 retail assets in exchange for, among other things, the transfer to its joint venture partner of the Company’s approximate 17.1% ownership stake in the Retail Joint Venture, a cash payment that will be used by the Retail Joint Venture to repay approximately $38.0 million of mortgage debt and related fees and expenses, and the payment by the Company of approximately $7.5 million for the discharge of deferred purchase price owed by the Retail Joint Venture to former unitholders who elected to redeem their units in June 2008. The Company’s pro rata share of the Retail Joint Venture’s debt is approximately $50.0 million. Upon consummation of this transaction, the Company would no longer have an interest in the Retail Joint Venture. It is anticipated that this transaction will be completed in the third or fourth quarter of 2009, but remains subject to approval of the Retail Joint Venture’s lender and the satisfaction of other closing conditions, including the sale to the Company by former unitholders of a certain amount of the deferred purchase price owed to the unitholders by the Retail Joint Venture. No assurance can be given that the Company will be able to consummate this transaction.
On July 31, 2009, the Company closed on the transaction with its joint venture partner CMS for CMS to purchase all of the Company’s interest in four single asset multifamily joint ventures, which includes an aggregate of 1,212 apartment units. The properties included in the four joint ventures are Colonial Grand at Brentwood, Colonial Grand at Mountain Brook, Colonial Village at Palma Sola and Colonial Village at Rocky Ridge. The Company received a cash payment of $2.0 million. The Company no longer has any interest in these joint ventures. The Company’s pro-rata share of the outstanding debt of $73.6 million was $15.3 million.
In addition, in July 2009, the Company agreed to certain amendments to its partnership agreement with CMS with respect to the CMS/Colonial Canyon Creek joint venture, pursuant to which the Company agreed to provide an additional contribution in connection with the refinancing of the existing construction loan to a permanent loan secured by Colonial Grand at Canyon Creek, a 336-unit apartment community located in Austin, Texas. The expected contribution of $11.0 million will be made by the Company in the form of a preferred capital contribution and will have a cumulative preferential return of 8.0%. The existing construction loan has a total outstanding balance of $27.4 million and is scheduled to mature on September 15, 2009. The Company expects to be required to consolidate this joint venture after making this contribution.
Distribution
On July 23, 2009, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $8.7 million. The distribution was declared to shareholders and partners of record as of August 3, 2009 and will be paid on August 10, 2009.
Management of the Company has evaluated all events or transactions that occurred after June 30, 2009 up through August 4, 2009, the date these financial statements were issued. During this period, there were no material subsequent events other than those disclosed above.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(unaudited)	(as adjusted)
	June 30, 2009	December 31, 2008
ASSETS
Land, buildings, & equipment	$2,925,108	$2,873,256
Undeveloped land and construction in progress	293,687	309,010
Less: Accumulated depreciation	(460,102)	(403,842)
Real estate assets held for sale, net	142,456	196,284

Net real estate assets	2,901,149	2,974,708

Cash and cash equivalents	8,274	9,185
Restricted cash	31,002	29,766
Accounts receivable, net	32,559	23,102
Notes receivable	19,590	2,946
Prepaid expenses	15,506	5,332
Deferred debt and lease costs	20,525	16,783
Investment in partially-owned entities	36,446	46,221
Deferred tax asset	—	9,311
Other assets	29,434	37,147

Total assets	$3,094,485	$3,154,501

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,544,790	$1,450,389
Unsecured credit facility	191,707	311,630

Total debt	1,736,497	1,762,019

Accounts payable	23,082	52,898
Accrued interest	15,609	20,716
Accrued expenses	24,990	7,520
Other liabilities	17,697	32,140

Total liabilities	1,817,875	1,875,293

Redeemable units, at redemption value - 8,707,724 and 8,860,971 units outstanding at June 30, 2009 and December 31, 2008, respectively	118,558	124,848

General partner -
Common equity - 49,439,797 and 48,546,268 units outstanding at June 30, 2009 and December 31, 2008, respectively	966,359	963,509
Preferred equity ($125,000 liquidation preference)	96,707	96,707
Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Limited partners’ noncontrolling interest in consolidated partnership	1,441	1,943
Accumulated other comprehensive loss	(3,861)	(5,205)

Total equity	1,158,052	1,154,360

Total liabilities and equity	$3,094,485	$3,154,501

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Minimum rent	$70,210	$68,121	$140,447	$134,940
Tenant recoveries	909	1,320	1,975	2,140
Other property related revenue	10,135	8,934	19,635	17,039
Construction revenues	315	569	350	8,449
Other non-property related revenue	3,924	5,151	7,379	10,356

Total revenue	85,493	84,095	169,786	172,924

Expenses:
Property operating expenses	22,893	19,996	45,361	39,689
Taxes, licenses, and insurance	10,310	9,299	21,288	18,891
Construction expenses	315	564	349	7,830
Property management expenses	1,683	2,072	3,601	4,313
General and administrative expenses	4,525	5,791	8,910	11,568
Management fee and other expense	3,540	4,346	7,756	7,937
Restructuring charges	—	—	812	—
Investment and development	1,319	107	1,484	877
Depreciation	28,276	23,126	56,061	46,378
Amortization	1,199	968	2,071	1,726
Impairment	564	—	1,299	—

Total operating expenses	74,624	66,269	148,992	139,209

Income from operations	10,869	17,826	20,794	33,715

Other income (expense):
Interest expense and debt cost amortization	(23,617)	(18,320)	(45,353)	(37,028)
Gains on retirement of debt	16,232	2,730	41,551	8,201
Interest income	449	1,184	750	1,976
(Loss) income from partially-owned unconsolidated entities	(628)	2,037	(1,278)	12,307
Gain (loss) on hedging activities	4	(81)	(1,060)	(81)
(Losses) Gains from sales of property, net of income taxes of ($21) (Q209) and $273 (Q208) and $3,156 (YTD09) and $679 (YTD08)	(143)	492	5,238	2,423
Income taxes and other	(221)	(109)	2,870	687

Total other income (expense)	(7,924)	(12,067)	2,718	(11,515)

Income from continuing operations	2,945	5,759	23,512	22,200

(Loss) income from discontinued operations	(1,288)	2,330	(1,062)	4,713
(Losses) Gains on disposal of discontinued operations, net of income taxes (benefit) of of $44 (Q209) and $1,024 (Q208) and $70 (YTD09) and $1,023 (YTD08)	(32)	6,958	12	9,858

(Loss) Income from discontinued operations	(1,320)	9,288	(1,050)	14,571

Net income	1,625	15,047	22,462	36,771

Noncontrolling interest of limited partners — continuing operations	9	(124)	(1,000)	(249)
Noncontrolling interest of limited partners — discontinued operations	(26)	129	443	271

(Loss) Income attributable to noncontrolling interest	(17)	5	(557)	22

Net income attributable to CRLP	1,608	15,052	21,905	36,793

Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(3,625)	(3,639)
Distributions to general partner preferred unitholders	(2,037)	(2,180)	(4,109)	(4,668)
Preferred unit issuance costs write-off, net of discount	—	(83)	(5)	(267)

Net (loss) income available to common unitholders	$(2,242)	$10,976	$14,166	$28,219

Net income (loss) available to common unitholders allocated to limited partners	339	(1,902)	(2,165)	(4,913)

Net (loss) income available to common unitholders allocated to general partner	$(1,903)	$9,074	$12,001	$23,306

Net (loss) income per common unit — Basic:
Income from continuing operations	$(0.02)	$0.02	$0.26	$0.23
Income from discontinued operations	(0.02)	0.17	(0.01)	0.26

Net income per common unit — Basic	$(0.04)	$0.19	$0.25	$0.49

Net (loss) income per common unit — Diluted:
Income from continuing operations	$(0.02)	$0.02	$0.26	$0.23
Income from discontinued operations	(0.02)	0.17	(0.01)	0.26

Net income per common unit — Diluted	$(0.04)	$0.19	$0.25	$0.49

Average units outstanding:
Basic	57,378	56,876	57,221	56,872
Diluted	57,378	57,021	57,221	57,017
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income attributable to CRLP	$21,905	$36,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,184	49,590
Loss (income) from partially-owned unconsolidated entities	1,278	(12,306)
Gains from sales of property	(8,385)	(13,983)
Impairment	3,418	—
Gain on retirement of debt	(41,551)	(8,201)
Distributions of income from partially-owned unconsolidated entities	7,113	7,034
Other	2,241	—
Decrease (increase) in:
Restricted cash	(1,236)	(766)
Accounts receivable	(146)	11,531
Prepaid expenses	(10,174)	79
Other assets	7,342	5,180
Increase (decrease) in:
Accounts payable	(16,006)	(19,739)
Accrued interest	(5,108)	(977)
Accrued expenses and other	14,682	10,681

Net cash provided by operating activities	34,557	64,916

Cash flows from investing activities:
Acquisition of properties	—	(7,369)
Development expenditures	(31,189)	(193,670)
Tenant improvements and leasing commissions	59	(2,581)
Capital expenditures	(6,474)	(10,876)
Proceeds from sales of property, net of selling costs	38,879	68,636
Issuance of notes receivable	(249)	(7,896)
Repayments of notes receivable	78	4,573
Distributions from partially-owned unconsolidated entities	—	29,002
Capital contributions to partially-owned unconsolidated entities	(57)	(5,286)
Sale of securities	586	3,636

Net cash provided by (used in) investing activities	1,633	(121,831)

Cash flows from financing activities:
Proceeds from additional borrowings	506,359	57,600
Proceeds from dividend reinvestment plan and exercise of stock options	783	840
Proceeds from common share issuance, net of expenses	4,380	—
Principal reductions of debt	(371,329)	(102,924)
Payment of debt issuance costs	(5,828)	(1,566)
Net change in revolving credit balances and overdrafts	(127,679)	131,317
Dividends paid to common and preferred unitholders	(27,208)	(55,932)
Distributions to minority partners in CRLP	(3,524)	(9,992)
Repurchase of Preferred Series D Units	—	(21,312)
Redemption of Nord du Lac CDD bonds	(13,055)	—

Net cash used in financing activities	(37,101)	(1,969)

Increase (decrease) in cash and cash equivalents	(911)	(58,884)
Cash and cash equivalents, beginning of period	9,185	92,841

Cash and cash equivalents, end of period	$8,274	$33,957

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$31,575	$48,816
Cash paid during the period for income taxes	$795	$4,881
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
The consolidated condensed financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2008 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in Colonial Realty Limited Partnership’s 2008 Annual Report on Form 10-K, as updated (all references herein to “Form 10-K” shall include the Form 10-K as updated by the Form 8-K filed with the SEC on May 21, 2009).
Note 1 – Organization and Business
Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Trust’s activities include full or partial ownership and operation of a portfolio of 191 properties as of June 30, 2009, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2009, including properties in lease-up, the Trust owns interests in 117 multifamily apartment communities (including 104 wholly-owned consolidated properties and 13 properties partially-owned through unconsolidated joint venture entities), and 74 commercial properties, consisting of 48 office properties (including three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint venture entities) and 26 retail properties (including five wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities).
Note 2 – Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Except for the impact from the adoption of new accounting pronouncements (see Note 9), the consolidated condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Basis of Presentation
The consolidated financial statements include CRLP, Colonial Properties Services Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC. CPSI is a taxable REIT subsidiary of the Trust that is not entitled to a dividend paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements.

Entities in which CRLP owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method, the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which CRLP owns less than 100% of the equity interest, CRLP consolidates the entity if CRLP has the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. CRLP also consolidates certain partially-owned entities and other subsidiaries if CRLP owns less than 100% of the equity interest and is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Interpretation 46 “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”). CRLP eliminates in consolidation revenues and expenses associated with its percentage interest in unconsolidated subsidiaries.
CRLP recognizes noncontrolling interest in its Consolidated Balance Sheets for partially-owned entities that CRLP consolidates. The noncontrolling partners’ share of current operations is reflected in noncontrolling interest of limited partners in the Consolidated Statements of Income.
Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, as amended, each time the Trust issues shares, it contributes to CRLP any net proceeds raised in connection with the issuance and CRLP issues an equivalent number of units to the Trust. Similarly, whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of its units.
Federal Income Tax Status
CRLP is a partnership for federal income tax purposes. As a partnership CRLP is not subject to federal income tax on its income. Instead, each of CRLP’s partners, including the Trust, is required to pay tax on such partner’s allocable share of income. The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its short taxable year ending December 31, 1993. A REIT generally is not subject to federal income tax on the income that it distributes to shareholders provided that the REIT meets the applicable REIT distribution requirements and other requirements for qualification as a REIT under the Code. The Trust believes that it is organized and has operated and intends to continue to operate, in a manner to qualify for taxation as a REIT under the Code. For each taxable year in which the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal corporate tax on its net income that is distributed currently to its shareholders. While the Trust generally will not be subject to corporate federal income tax on income that it distributes currently to shareholders, it will be subject to federal income tax in certain circumstances including: the Trust will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains); and, if the Trust acquires any assets from a non-REIT “C” corporation in a carry-over basis transaction, the Trust would be liable for corporate federal income tax, at the highest applicable corporate rate for the “built-in gain” with respect to those assets if it disposed of those assets within 10 years after they were acquired. CRLP and the REIT are subject to certain state and local taxes on income and property, including the margin-based tax in Texas and franchise taxes in Tennessee and North Carolina.
CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to CRLP and engages in for-sale development and condominium conversion activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes was $0 for the three and six months ended June 30, 2009. CPSI’s effective income tax rate was 0% for the three and six months ended June 30, 2009. CPSI’s consolidated provision for income taxes was $1.1 million and $1.7 million for the three and six months ended June 30, 2008, respectively. CPSI’s effective income tax rate was 39.5% and 39.0% for the three and six months ended June 30, 2008, respectively.
As discussed in the 2008 Form 10-K, at December 31, 2008, the portion of the net deferred tax asset that CRLP deemed recoverable approximated the amount of unutilized carryback potential to the 2007 tax year. The estimated taxable loss incurred through June 30, 2009 exceeds the taxable income generated in the 2007 tax year. Accordingly, CRLP intends to seek recoupment of all income taxes previously paid related to its 2007 tax year. CRLP established a partial valuation allowance for the portion of the net deferred tax asset in excess of the amount that it will be able to recover through the known 2007 carryback.

Tax years 2003 through 2008 are subject to examination by the federal taxing authorities. Generally, tax years 2005 through 2007 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
CRLP may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to CRLP’s financial results. When CRLP has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”). Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchases applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 would be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 would be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income in 2009 would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. CRLP is currently evaluating whether it qualifies for, and if so, whether it will make this election with regard to debt repurchased in 2009.
Reclassification
Certain prior year numbers have been reclassified to conform to current year presentation.
Notes Receivable
Notes receivable consists primarily of promissory notes issued by third parties. CRLP records notes receivable at cost. CRLP evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. Based on similar financing arrangements at market rates, the estimated fair value of the CRLP’s notes receivable at June 30, 2009 and December 31, 2008 was approximately $19.6 million and $3.0 million, respectively.
On February 2, 2009, CRLP disposed of Colonial Promenade at Fultondale for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6% (see Note 6).
CRLP had recorded accrued interest related to its outstanding notes receivable of $0.1 million as of June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008, CRLP had a $1.5 million reserve recorded against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 5.7% and 5.9% per annum as of June 30, 2009 and December 31, 2008, respectively. Interest income is recognized on an accrual basis.
New Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of FSP FAS 107-1 did not have a material impact on CRLP’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes the principles and requirements for recognizing and disclosing subsequent events under GAAP. SFAS No. 165 incorporates the principles and accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB as well as prescribes disclosure regarding the date through which subsequent events have been evaluated. Companies are required to evaluate subsequent events through the date the financial statements are issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. FIN 46(R) (“SFAS No. 167”). SFAS No. 167 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, SFAS No. 167 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. SFAS No. 167 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. SFAS No. 167 is effective for fiscal years and interim periods beginning after November 15, 2009. CRLP is currently assessing the impact of SFAS No. 167.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (“SFAS No. 168”). SFAS No. 168 establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. In addition, the FASB no longer will consider new standards as authoritative in their own right. Instead the new standards will serve only to provide background information about the issue, update the Codification and provide the basis for conclusions regarding changes in the Codification. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. CRLP does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements; however it will adjust historical GAAP references in its third quarter 2009 Form 10-Q.
Note 3 – Capital Structure
At June 30, 2009, the Trust controlled CRLP as CRLP’s sole general partner and as the holder of approximately 85.0% interest in CRLP. The limited partners of CRLP who hold redeemable common units are those persons (including certain officers and trustees of the Trust) who, at the time of the Trust’s initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market value of the Trust’s common shares or the aggregate value of the individual partners’ capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. Additionally, CRLP has outstanding $100 million of Series B Preferred Units issued in a private placement, that are exchangeable for 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust in whole or in part at anytime on or after January 1, 2014 at the option of the holders of the Series B Preferred Units. CRLP also has 401,125 outstanding Series D Preferred Units, all of which are held by the Trust, as general partner of CRLP.
The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP. The Trust’s interest in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.
On April 22, 2009, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of the Trust’s common shares under a continuous equity offering program. During the three months ended June 30, 2009, the Trust issued a total of 601,400 shares at a weighted average issue price of $8.16 per share generating net proceeds of approximately $4.8 million, which excludes $0.4 million of one-time administrative costs. Pursuant to the CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing program, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold. These proceeds were used to pay down a portion of the outstanding borrowings on CRLP’s unsecured credit facility.
In January 2008, the Trust’s Board of Trustees authorized the repurchase of up to $25.0 million of the Trust’s 8 1/8% Series D preferred depositary shares in a limited number of separate, privately negotiated transactions. Each Series D preferred depositary share represents 1/10 of a share of the Trust’s 81/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. In connection with the repurchase of the Series D preferred depositary shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units. During the three months ended March 31, 2008, the Trust repurchased 306,750 shares of its outstanding Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. The Trust received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.1 million, on the repurchase and wrote off approximately $0.3 million of issuance costs.

On October 29, 2008, the Trust’s Board of Trustees authorized a repurchase program which allows the Trust to repurchase up to an additional $25.0 million of its outstanding Series D preferred depositary shares over a 12 month period (and a corresponding amount of Series D Preferred Units). The Trust did not repurchase any of its outstanding Series D preferred depositary shares during the three and six months ended June 30, 2009. The Trust will continue to monitor the equity markets and repurchase preferred shares if the repurchases meet the required criteria, as funds are available. If the Trust were to repurchase outstanding Series D depositary shares, it would expect to record additional non-cash charges related to the write-off of Series D preferred issuance costs.
In connection with our adoption of SFAS No. 160 effective January 1, 2009, CRLP also adopted the recent revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities (“D-98”).” As a result of CRLP’s adoption of these standards, amounts previously reported as limited partners’ interest in consolidated partnerships on CRLP’s Consolidated Condensed Balance Sheets are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Additionally, amounts previously reported as preferred units in CRLP are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Minority interests in common units of CRLP have also been re-characterized as noncontrolling interests, but because of the redemption feature of these units, they have been included in the temporary equity section (between liabilities and equity) on CRLP’s Consolidated Condensed Balance Sheets. Each limited partners’ redeemable units may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. Based on the requirements of D-98, the measurement of noncontrolling interests is now presented at “redemption value” – i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Trust’s share price multiplied by the number of outstanding units), or the aggregate value of the individual partners’ capital balances, whichever is greater. Previously, these interests were measured based on the noncontrolling interests in CRLP’s pro rata share of total common interests, in accordance with EITF 95-7. The revised presentation and measurement required by SFAS No. 160 and D-98 has been adopted retrospectively. A reconciliation between the amounts previously reported and their measurements at December 31, 2008 are presented below (in thousands):

			Noncontrolling
	Noncontrolling		Interests in
	Interests in	Common	Temporary
	Equity	Equity	Equity

Balances at December 31, 2007, as previously reported	$—	$1,025,654	$229,933
Adjustment of common units to “redemption value”	—	13,328	(13,328)
Impact of the adoption of SFAS No. 160 on limited partners’ interests in consolidated partnerships	2,439	—	(2,439)

Adjusted balance as of December 31, 2007	$2,439	$1,038,982	$214,166

Balances at December 31, 2008, as previously reported	$—	$1,014,545	$75,755
Adjustment of common units to “redemption value”	—	(51,036)	51,036
Impact of the adoption of SFAS No. 160 on limited partners’ interests in consolidated partnerships	1,943	—	(1,943)

Adjusted balance as of December 31, 2008	$1,943	$963,509	$124,848

The changes in redeemable noncontrolling interests for the six months ended June 30, 2009 and the year ended December 31, 2008 are presented below (in thousands):

	Six Months
	Ended	Year Ended
	June 30, 2009	December 31, 2008

Balance at beginning of period	$124,848	$214,166
Adjustment to redemption value of redeemable noncontrolling interests	(4,271)	(44,179)
Redemption of CRLP units for common shares	(660)	(16,903)
Distributions to noncontrolling interests	(3,524)	(17,011)
Net income (loss)	2,165	(11,225)

Balance at end of period	$118,558	$124,848

Also effective with the adoption of SFAS No. 160, previously reported minority interests have been re-characterized on the accompanying Consolidated Condensed Statements of Income to noncontrolling interests and placed below “Net income (loss)” before arriving at “Net income (loss) attributable to CRLP”.
Note 4 – Restructuring Charges
In light of the ongoing recession and credit crisis, CRLP announced in early 2009 that it has renewed its focus on maintaining a strong balance sheet, improving liquidity, addressing near term debt maturities, managing existing properties and operating CRLP’s portfolio efficiently, including reducing overhead and postponing or phasing future development activities. During the first quarter of 2009, CRLP reduced its workforce by an additional 30 employees through the elimination of certain personnel resulting in CRLP incurring an aggregate of $0.8 million in termination benefits and severance related charges. Of the $0.8 million in restructuring charges recorded in 2009, approximately $0.4 million was associated with CRLP’s multifamily segment, including $0.2 million associated with development personnel; $0.3 million was associated with CRLP’s commercial segment, including $0.2 million associated with development personnel; and $0.1 million of these restructuring costs were non-divisional charges. CRLP did not record any Restructuring Charges during the three months ended June 30, 2009. Of the $0.8 million recorded in 2009, $0.4 million is included in “Accrued expenses” on CRLP’s Consolidated Condensed Balance Sheet at June 30, 2009.
The expenses of CRLP’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Condensed Statements of Income for the six months ended June 30, 2009, pursuant to SFAS No. 146.
Note 5 – Impairment
During the second quarter of 2009, CRLP contracts to dispose of the remaining 118 units at Portofino at Jensen Beach, located in Port St. Lucie, Florida, and the remaining 93 units at Murano at Delray Beach, located in West Palm Beach, Florida, and anticipates disposing of the remaining 14 units at Grander, located in Gulf Shores, Alabama. These dispositions are anticipated to occur in either the third or fourth quarters of 2009, but, particularly given current economic circumstances, no assurance can be given that any or all of these sales will be completed. In anticipation of the sales, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), CRLP recorded impairment charges totaling $2.4 million in the second quarter 2009 to record the assets at their respective fair market values. CRLP estimates the fair value of each of the aforementioned properties in accordance with SFAS No. 157. As disclosed above, CRLP’s estimate of fair value for each of the properties discussed above is based on selling prices agreed on by both parties, which are considered to be Level 3 inputs.
Of the charges reflected in “Impairment” in the Consolidated Statements of Income, $0.5 million was recorded for Grander and $0.1 million is related to three outparcels at Colonial Promenade at Tannehill. Of the $1.8 million included in “(Loss) Income from discontinued operations” in the Consolidated Statements of Income, $1.2 million was recorded for Murano at Delray Beach and $0.6 million for Portofino at Jensen Beach.
During the first quarter of 2009, CRLP completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia for $16.3 million in cash. Since the carrying value of the units exceeded the sales price, CRLP recorded an impairment charge of $0.3 million, which is reflected in “(Loss) Income from discontinued operations” in the Consolidated Statements of Income for the six months ended June 30, 2009 (see Note 7).

Additionally, during the first quarter of 2009, CRLP reached an agreement in principle to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. As a result of this agreement and the resulting asset valuation, CRLP recorded an impairment charge of approximately $0.7 million which is reflected in “Impairment” in the Consolidated Statements of Income for the six months ended June 30, 2009 (see Note 11). This transaction closed on April 30, 2009.
CRLP estimates the fair value of each property and development project evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing and cost structure. CRLP will continue to monitor the specific facts and circumstances at CRLP’s for-sale properties and development projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects CRLP can sell, the timing of the sales and/or the prices at which CRLP can sell them in future periods, and may result in additional impairment charges in connection with sales. If CRLP is unable to sell projects, CRLP may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of CRLP’s assets as reflected on the balance sheet and adversely affect net income and equity. There can be no assurances of the amount or pace of future property sales and closings, particularly given current market conditions.
Note 6 – Disposition Activity
During the first quarter of 2009, CRLP disposed of Colonial Promenade at Fultondale, a 159,000 square-foot (excluding anchor-owned square footage) retail asset, developed by CRLP and located in Birmingham, Alabama. CRLP sold this asset for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The net proceeds were used to reduce the amount outstanding on CRLP’s unsecured credit facility. Because CRLP provided seller-financing in the disposition, the gain on sale is included in continuing operations.
On April 30, 2009, CRLP closed on a transaction to transfer its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner (see Note 11).
Net income and gain on disposition of real estate for properties sold in which CRLP does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Income as “discontinued operations” for all periods presented. During 2009 and 2008, all of the operating properties sold with no continuing interest were classified as discontinued operations. The following is a listing of the properties CRLP disposed of in 2009 and 2008 that are classified as discontinued operations:

			Units/ Square
Property	Location	Date Sold	Feet

Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200

Commercial
250 Commerce Center (Office)	Montgomery, AL	February 2008	37,000
Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by its internal investment committee, CRLP has commenced an active program to sell the assets, CRLP does not intend to retain a continuing interest in the property, and in the opinion of CRLP’s management, it is probable the assets will sell within the next 12 months. As of June 30, 2009, CRLP had classified two multifamily assets, two retail assets and nine for-sale developments as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $15.4 million, $54.0 million and $73.1 million, respectively, as of June 30, 2009, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of June 30, 2009. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented. Depreciation or amortization expense suspended as a result of assets being classified as held for sale for the three and six months ended June 30, 2009 was approximately $0.5 million and $0.8 million, respectively. There is no depreciation or amortization expense suspended as a result of these assets being classified as held for sale during the three and six months ended June 30, 2008.

The operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in discontinued operations in the Consolidated Condensed Statements of Income for all periods presented. The reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, any impairment losses on assets held for continuing use are included in continuing operations.
Below is a summary of the operations of the properties classified as discontinued operations during the three and six months ended June 30, 2009 and 2008 that are classified as discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2009	2008	2009	2008
Property revenues:
Base rent	$1,073	$4,580	$2,231	$9,222
Tenant recoveries	52	51	117	103
Other revenue	119	463	224	937

Total revenues	1,244	5,094	2,572	10,262

Property operating and administrative expenses	741	2,359	1,385	4,733
Impairment	1,800	—	2,118	—
Depreciation and amortization	(9)	445	131	897

Total expenses	2,532	2,804	3,634	5,630
Interest income (expense), net	—	40	—	81
(Loss) income from discontinued operations before net gain on disposition of discontinued operations	(1,288)	2,330	(1,062)	4,713
Net (loss) gain on disposition of discontinued operations	(32)	6,958	12	9,858
Noncontrolling interest to limited partners	(26)	129	443	271

(Loss) income from discontinued operations	$(1,346)	$9,417	$(607)	$14,842

Note 7 – For-Sale Activities
During the first quarter of 2009, CRLP completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia, for $16.3 million in cash. As discussed in Note 5, CRLP recorded an impairment charge of $0.3 million. The disposition eliminates the operating expenses and costs to carry the associated units. The proceeds from the sale were used to reduce the outstanding balance on CRLP’s unsecured line of credit.
During the three months ended June 30, 2009 and 2008, CRLP, through CPSI, sold 32 and 22 units, respectively, at its for-sale residential development properties. During the three months ended June 30, 2009 and 2008, CRLP, through CPSI, disposed of 21 and two condominium units, respectively, at CRLP’s condominium conversion properties. As a result of the condominium conversion dispositions, CRLP has sold all of the remaining units at Azur at Metrowest and Capri at Hunter’s Creek condominium conversion projects.

During the three months ended June 30, 2009 and 2008, gains from sales of property on CRLP’s Consolidated Condensed Statements of Income included $70,000 ($26,000 net of income taxes) and $0.6 million ($0.4 million net of income taxes), respectively, from these condominium and for-sale residential sales. During the six months ended June 30, 2009 and 2008, gains from sales of property on CRLP’s Consolidated Condensed Statements of Income included $0.1 million ($47,000 net of income taxes) and $0.7 million ($0.5 million net of income taxes), respectively, from these condominium and for-sale residential sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2009	2008	2009	2008

Condominium revenues, net	$794	$303	$1,121	$303
Condominium costs	(620)	(249)	(879)	(249)

Gains (losses) on condominium sales, before income taxes	174	54	242	54

For-sale residential revenues, net	5,464	6,341	24,698	9,117
For-sale residential costs	(5,568)	(5,767)	(24,823)	(8,510)

Gains on for-sale residential sales, before income taxes	(104)	574	(125)	607

(Provision) / benefit for income taxes	(44)	(186)	(70)	(154)

Gains on condominium conversions and for-sale residential sales, net of income taxes	$26	$442	$47	$507

The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. For the three months ended June 30, 2009 and 2008, gains on condominium unit sales of $0.1 million, net of income taxes, are included in discontinued operations. For the six months ended June 30, 2009 and 2008, gains on condominium unit sales of $0.2 million and $0.1 million, net of income taxes, are included in discontinued operations, respectively.
For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 8 – Undeveloped Land and Construction in Progress
As previously discussed, CRLP has postponed or is phasing future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. Specifically, with respect to Colonial Pinnacle Nord du Lac, CRLP decided at the beginning of 2009 to adopt a phased approach and, in effect, postpone significant portions of this development. This approach was designed to allow the Company to evaluate various alternatives for this development but the intent was to ultimately sell the project. Accordingly, the project was classified as “Real estate assets held for sale, net” on CRLP’s Consolidated Condensed Balance Sheets as of March 31, 2009 and June 30, 2009. In July 2009, CRLP reevaluated its plans with respect to this development and decided to hold this project for investment purposes; therefore, Colonial Pinnacle Nord du Lac will be reclassified from an asset “held for sale” to an asset “held for use” (see Note 14 & 15).
On April 30, 2009, CRLP transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square-foot (excluding anchor-owned square footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. As part of the agreement, CRLP commenced development of an additional 67,700-square foot phase of the retail shopping center (Colonial Promenade Craft Farms) during the three months ended June 30, 2009, which will be anchored by a 45,600-square-foot Publix. The development is expected to be completed in the second quarter 2010, and costs are anticipated to be $9.9 million (see Note 11).

CRLP’s ongoing consolidated development projects are in various stages of the development cycle. Active developments as of June 30, 2009 consist of:

		Total
		Units/			Costs
		Square		Estimated	Capitalized
		Feet (1)	Estimated	Total Costs	to Date
	Location	(unaudited)	Completion	(in thousands)	(in thousands)

Multifamily Projects:
Colonial Grand at Desert Vista	Las Vegas, NV	380	2009	$53,300	$51,351
Colonial Grand at Ashton Oaks	Austin, TX	362	2009	35,100	34,055

Commercial Projects:
Colonial Promenade Tannehill (Retail) (2)	Birmingham, AL	350	2010	7,100	2,377
Colonial Promenade Craft Farms (Retail)	Gulf Shores, AL	68	2010	9,900	2,634

Construction in Progress for Active Developments					$90,417

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	Total cost and development costs recorded through June 30, 2009 have been reduced by $50.2 million for the portion of the development that was placed into service through June 30, 2009. Total cost for this project is expected to be approximately $57.3 million, of which $10.5 million is expected to be received from local municipalities as reimbursement for infrastructure costs.
In addition to CRLP’s consolidated developments included in the table above, CRLP also has an unconsolidated retail development in progress, Colonial Pinnacle Turkey Creek III, located in Knoxville, Tennessee. As of June 30, 2009, CRLP’s pro-rata portion of the costs incurred for this development is $12.2 million, with an additional $2.7 million anticipated to complete the project.
Interest capitalized on construction in progress during the three months ended June 30, 2009 and 2008 was $0.8 million and $7.0 million, respectively. Interest capitalized on construction in progress during the six months ended June 30, 2009 and 2008 was $3.1 million and $13.3 million, respectively.
There are no for-sale residential projects actively under development as of June 30, 2009. In line with CRLP’s strategic initiatives, CRLP has decided to postpone development activities associated with the projects listed in the table below until it determines that the current economic environment has sufficiently improved.

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)

Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,281
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,376
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,169
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,860
Colonial Grand at South End	Charlotte, NC	353	12,167
Colonial Grand at Wakefield	Raleigh, NC	369	7,229
Colonial Grand at Azure	Las Vegas, NV	188	7,791
Colonial Grand at Cityway	Austin, TX	320	4,974

Commercial Projects:
Colonial Promenade Huntsville (Retail)	Huntsville, AL	111	9,690

Other Projects and Undeveloped Land
Multifamily			2,635
Commercial			7,861
For-Sale Residential			38,862
Mixed-Use			62,376

Consolidated Construction in Progress			$203,271

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	This project is part of mixed-use development.
Note 9 – Net Income Per Unit
For the three and six months ended June 30, 2009 and 2008, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(amounts in table in thousands)	2009	2008	2009	2008
Numerator:
Income attributable to noncontrolling interest	$1,608	$15,052	$21,905	$36,793
Less:
Income allocated to participating securities	(156)	(264)	$(401)	$(534)
Distributions to general partner preferred unitholders	(2,037)	(2,180)	(4,109)	(4,668)
Preferred unit issuance costs, net of discount	—	(83)	(5)	(267)

Net (loss) income available to common unitholders	$(585)	$12,525	$17,390	$31,324

Denominator:
Denominator for basic net income per unit — weighted average units	57,378	56,876	57,221	56,872
Effect of dilutive securities:
Trustee and employee stock options, treasury method	—	145	—	145

Denominator for diluted net income per unit - adjusted weighted average units	57,378	57,021	57,221	57,017

For the three and six months ended June 30, 2009, options to purchase 1,404,809 units were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common units, and therefore, the effect would be anti-dilutive. For the three and six months ended June 30, 2008, options to purchase 546,353 units were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.
Note 10 – Segment Information
Prior to December 31, 2008, CRLP had four operating segments: multifamily, office, retail and for-sale residential. Since January 1, 2009, CRLP has managed its business based on the performance of two operating segments: multifamily and commercial. The change in reporting segments is a result of CRLP’s strategic initiative to become a multifamily-focused REIT including reorganizing CRLP and streamlining the business. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment. The multifamily management team is responsible for all aspects of for-sale developments, including disposition activities, as well as the condominium conversion properties and related sales. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations (which were previously reported as a separate operating segment) in the periods presented.
The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three and six months ended June 30, 2009 and 2008, and total segment assets to total assets as of June 30, 2009 and December 31, 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Revenues:
Segment Revenues:
Multifamily	$77,624	$80,077	$154,765	$158,369
Commercial	23,036	23,183	46,511	46,501

Total Segment Revenues	100,660	103,260	201,276	204,870

Partially-owned unconsolidated entities — Multifamily	(2,041)	(2,131)	(4,041)	(4,347)
Partially-owned unconsolidated entities — Commercial	(16,121)	(17,660)	(32,606)	(36,141)
Construction revenues	315	569	350	8,449
Unallocated corporate revenues	3,924	5,151	7,379	10,356
Discontinued operations property revenues	(1,244)	(5,094)	(2,572)	(10,262)

Total Consolidated Revenues	85,493	84,095	169,786	172,925

NOI:
Segment NOI:
Multifamily	44,953	48,809	89,536	95,906
Commercial	14,756	15,128	29,816	30,318

Total Segment NOI	59,709	63,937	119,352	126,224

Partially-owned unconsolidated entities — Multifamily	(1,040)	(996)	(2,071)	(2,124)
Partially-owned unconsolidated entities — Commercial	(10,115)	(11,126)	(20,686)	(23,032)
Unallocated corporate revenues	3,924	5,151	7,379	10,356
Discontinued operations property NOI	1,297	(2,735)	931	(5,529)
Impairment — discontinued operations (1)	(1,800)	—	(2,118)	—
Construction NOI	—	5	1	619
Property management expenses	(1,683)	(2,072)	(3,601)	(4,313)
General and administrative expenses	(4,525)	(5,791)	(8,910)	(11,568)
Management fee and other expenses	(3,540)	(4,346)	(7,756)	(7,937)
Restructuring charges	—	—	(812)	—
Investment and development (2)	(1,319)	(107)	(1,484)	(877)
Depreciation	(28,276)	(23,126)	(56,061)	(46,378)
Amortization	(1,199)	(968)	(2,071)	(1,726)
Impairment — continuing operations (3)	(564)	—	(1,299)	—

Income from operations	10,869	17,826	20,794	33,715

Total other income, net (4)	(7,924)	(12,067)	2,718	(11,515)

Income from continuing operations	$2,945	$5,759	$23,512	$22,200

	June 30,	December 31,
(in thousands)	2009	2008
Assets
Segment Assets
Multifamily	$2,547,981	$2,579,376
Commercial	390,482	402,914

Total Segment Assets	2,938,463	2,982,290

Unallocated corporate assets (5)	156,022	172,211

	$3,094,485	$3,154,501

Footnotes on following page

(1)	The $1.8 million impairment charge recorded during the three months ended June 30, 2009 was a result of CRLP marking certain assets to fair market value. CRLP recorded $1.2 million with respect to Murano at Delray Beach and $0.6 million with respect to Portofino at Jensen Beach (see Note 5). In addition to these charges, the amount recorded during the six months ended June 30, 2009, includes $0.3 million as a result of the sale of Regents Park (see Note 5).

(2)	Reflects costs incurred related to abandoned pursuits. Abandoned pursuits are volatile and, therefore, may vary between periods.

(3)	The $0.6 million impairment charge recorded during the three months ended June 30, 2009 was a result of marking assets to their fair market values including $0.5 million with respect to the Grander and $0.1 million related to the sale of three outparcels (see Note 5). In addition to these charges, the amount recorded during the six months ended June 30, 2009, includes a $0.7 million impairment charge as a result of CRLP’s decision to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms to the majority joint venture partner (see Note 11).

(4)	For-sale residential activities, including net gain on sales and income tax expense (benefit,) are included in other income (see Note 7 related to for-sale activities).

(5)	Includes CRLP’s investment in partially-owned entities of $36,446 as of June 30, 2009 and $46,221 as of December 31, 2008.

Note 11 — Investment in Partially-Owned Entities
CRLP accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of June 30, 2009 and December 31, 2008:

			(in thousands)
	Percent		June 30,	December 31,
	Owned		2009	2008

Multifamily:
Belterra, Ft. Worth, TX	10.00%		563	616
Regents Park (Phase II), Atlanta, GA	40.00	%(1)	3,407	3,424
CG at Huntcliff, Atlanta, GA	20.00%		1,752	1,894
CG at McKinney, Dallas, TX (Development)	25.00	%(1)	1,721	1,521
CG at Research Park, Raleigh, NC	20.00%		983	1,053
CG at Traditions, Gulf Shores, AL	35.00%		328	570
CMS / Colonial Joint Venture I	15.00%		226	289
CMS / Colonial Joint Venture II	15.00%		(488)	(461)
CMS Florida	25.00%		(666)	(561)
CMS Tennessee	25.00%		6	114
CMS V / CG at Canyon Creek, Austin, TX	25.00%		583	638
DRA Alabama	10.00%		796	921
DRA CV at Cary, Raleigh, NC	20.00%		1,551	1,752
DRA Cunningham, Austin, TX	20.00%		837	896
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,218	1,291

Total Multifamily			12,817	13,957

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		142	118
Colonial Center Mansell JV	15.00%		480	727
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(173)	(173)
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00	%(2)	24	823
Colonial Promenade Madison, Huntsville, AL	25.00%		2,145	2,187
Colonial Promenade Smyrna, Smyrna, TN	50.00%		3,011	2,378
DRA / CRT JV	15.00	%(3)	20,276	24,091
DRA / CLP JV	15.00	%(4)	(13,352)	(10,976)
Highway 150, LLC, Birmingham, AL	10.00%		67	67
Huntsville TIC, Huntsville, AL	10.00	%(5)	(4,170)	(3,746)
OZRE JV	17.10	%(6)	(8,296)	(7,579)
Parkside Drive LLC I, Knoxville, TN	50.00%		3,840	4,673
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%		7,199	6,842
Parkway Place Limited Partnership, Huntsville, AL	50.00%		10,640	10,690

Total Commercial			21,833	30,122

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		34	33
Heathrow, Orlando, FL	50.00	%(1)	1,762	2,109

			1,796	2,142

			$36,446	$46,221

Footnotes on following page

(1)	These joint ventures consist of undeveloped land.

(2)	On April 30, 2009, CRLP completed the transaction to transfer its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I (see below).

(3)	As of June 30, 2009, this joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas.

(4)	As of June 30, 2009, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Equity investment includes the value of CRLP’s investment of approximately $20.0 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $33.4 million, which is being amortized over the life of the properties.

(5)	Equity investment includes CRLP’s investment of approximately $3.2 million, offset by the excess basis difference on the transaction of approximately $7.4 million, which is being amortized over the life of the properties.

(6)	As of June 30, 2009, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Equity investment includes the value of CRLP’s investment of approximately $8.1 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $16.4 million, which is being amortized over the life of the properties.
On April 30, 2009, CRLP transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. CRLP had previously sold 85% of its interest in this development for $45.7 million in July 2007 and recognized a gain of approximately $4.2 million, after tax, from that sale. As a result of this agreement and the resulting valuation, CRLP recorded an impairment of approximately $0.7 million with respect to CRLP’s remaining equity interest in the joint venture. As part of its agreement to transfer CRLP’s remaining interest in Craft Farms, CRLP commenced development of an additional 67,700-square foot phase (Colonial Promenade Craft Farms) of the retail shopping center during the three months ended June 30, 2009, which will be anchored by a 45,600-square-foot Publix. The development is expected to be completed in the second quarter 2010, and costs are anticipated to be $9.9 million.
The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which CRLP had ownership interests as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2009	2008	2009	2008	2009	2008

DRA/CRT	$1,152,910	$1,180,519	$940,755	$940,892	$176,117	$201,449
DRA/CLP	892,214	913,204	741,907	741,907	133,371	153,962
OZRE	343,345	349,317	292,292	292,714	46,875	52,146
HUNTSVILLE TIC	220,874	226,332	107,540	107,540	31,508	37,800

	$2,609,343	$2,669,372	$2,082,494	$2,083,053	$387,871	$445,357

The following table summarizes income statement financial data of significant unconsolidated joint ventures in which CRLP had ownership interests for the three months ended June 30, 2009 and 2008 (dollar amounts in thousands):

	Total Revenues		Net Income (Loss)		Share of Net Income (Loss)
	2009	2008	2009	2008	2009	2008

DRA/CRT	$39,166	$43,363	$(4,337)	$(3,705)	$(482)	$173
DRA/CLP	27,668	29,254	(5,996)	(4,505)	(371)	(103)
OZRE	8,454	8,691	(2,570)	(3,590)	(212)	(314)
HUNTSVILLE TIC	6,500	6,166	(1,859)	(5,148)	(84)	3,767

	$81,788	$87,474	$(14,762)	$(16,948)	$(1,149)	$3,523

The following table summarizes income statement financial data of significant unconsolidated joint ventures in which CRLP had ownership interests for the six months ended June 30, 2009 and 2008 (dollar amounts in thousands):

	Total Revenues		Net Income (Loss)		Share of Net Income (Loss)
	2009	2008	2009	2008	2009	2008

DRA/CRT	$79,726	$85,857	$(7,770)	$(8,373)	$(915)	$(367)
DRA/CLP	56,122	57,651	(10,050)	(8,865)	(318)	(199)
OZRE	17,141	17,274	(4,614)	(6,083)	(881)	(351)
GPT (1)	—	8,191	1	(1,752)	—	11,977
Huntsville TIC (2)	12,963	11,929	(3,948)	(7,766)	(2,117)	3,694

	$165,952	$180,902	$(26,381)	$(32,839)	$(4,231)	$14,754

(1)	The Company sold its interest in this joint venture in February 2008 and recognized a gain of approximately $12.2 million.

(2)	During 2008, CRLP reduced its interest in this joint venture from 40.0% to 10.0%.
Investments in Variable Interest Entities
CRLP evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether CRLP is the primary beneficiary of the entities in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (FIN 46R).
Based on CRLP’s evaluation, as of June 30, 2009, CRLP does not have a controlling interest in, nor is CRLP the primary beneficiary of any VIEs for which there is a significant variable interest. Also, as of June 30, 2009, CRLP has interests in three VIEs with significant variable interests for which CRLP is not the primary beneficiary.
Unconsolidated Variable Interest Entities
As of June 30, 2009, CRLP had interests in three VIEs with significant variable interests for which CRLP is not the primary beneficiary. The following is summary information as of June 30, 2009 regarding these unconsolidated VIEs:
(in thousands)

			Maximum
	Carrying Amount	Potential Additional	Exposure to
VIE	of Investment	Support Obligation	Loss
DRA/CRT JV	$20,276	$17,000	$37,276
CG at Canyon Creek	583	4,000	4,583
CG at Traditions	328	3,500	3,828
In September 2005, CRLP acquired 15% partnership interest in CRT Properties, Inc. (“CRT”) through a joint venture (the “DRA CRT JV”) with DRA Advisors LLC (“DRA”). CRT owns a portfolio of 17 office properties located primarily in the southeastern United States. With respect to CRLP’s investment in DRA/CRT JV, CRLP is entitled to receive distributions in excess of its ownership interest if certain target return thresholds are satisfied. In addition, during September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of June 30, 2009, this guarantee, which matures in January 2010, has been reduced to $17.0 million as a result of the pay down of the associated collateralized debt from the sales of assets.
CRLP had committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek joint venture, which represents a guaranty that is greater than CRLP’s proportionate interest in this joint venture. Accordingly, this investment qualifies as a VIE. However, CRLP has determined that it is remote that it would absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment. On July 13, 2009, CRLP has amended its partnership agreement with CMS with respect to the CMS/Colonial Canyon Creek joint venture (See Note 15).
CRLP committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee, which is different from the venture’s voting and economic interests. As a result, this investment qualifies as a VIE but CRLP has determined that it is remote that it would absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment.

Note 12 – Financing Activities
In the first quarter 2009, CRLP, together with the Trust, closed on a $350 million collateralized loan (the “First FNM Loan”) originated by PNC ARCS LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the First FNM Loan is 6.04%. The First FNM Loan matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The First FNM Loan is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire First FNM Loan amount was drawn on February 27, 2009. The proceeds from the First FNM Loan were used to repay a portion of the outstanding borrowings under CRLP’s $675.0 million Credit Facility.
On May 29, 2009, CRLP, together with the Trust, closed on a $156.4 million collateralized loan (the “Second FNM Loan”) originated by Grandbridge Real Estate Capital LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for the Second FNM Loan is 5.31%. The Second FNM Loan matures on June 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required to the maturity date. The Second FNM Loan is collateralized by eight multifamily properties totaling 2,816 units. The entire Second FNM Loan amount was drawn on May 29, 2009. The proceeds from the Second FNM Loan were used to repay a portion of the outstanding borrowings under CRLP’s $675.0 million Credit Facility.
As of June 30, 2009, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, CRLP has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $14.7 million as of June 30, 2009.
Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows CRLP to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on CRLP’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on CRLP’s unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.
The Credit Facility and the cash management line, which are primarily used by CRLP to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes had an outstanding balance at June 30, 2009 of $191.7 million. The interest rate of the Credit Facility (including the case management line) was 1.40% and 3.21% at June 30, 2009 and 2008, respectively.
The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of CRLP; and generally not paying CRLP’s debts as they becomes due. At June 30, 2009, CRLP was in compliance with these covenants. Specific financial ratios with which CRLP must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio as well as the Debt to Total Asset Value Ratio. Both of these ratios are measured quarterly. The Fixed Charge Coverage Ratio generally requires that CRLP’s earnings before interest, taxes, depreciation and amortization be at least equal 1.5 times CRLP’s Fixed Charges. Fixed Charges generally include interest payments (including capitalized interest) and preferred dividends. The Debt to Total Asset Value Ratio generally requires CRLP’s debt to be less than 60% of its total asset value. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact CRLP’s ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants in the future. CRLP expects to be able to comply with these ratios and covenants in 2009, but no assurance can be given that CRLP will be able to maintain compliance with these ratios and other debt covenants, particularly if economic conditions worsen.

Many of the recent disruptions in the financial markets have been brought about in large part by failures in the U.S. banking system. If Wachovia or any of the other financial institutions that have extended credit commitments to CRLP under the Credit Facility or otherwise are adversely affected by the conditions of the financial markets, these financial institutions may become unable to fund borrowings under credit commitments to CRLP under the Credit Facility, the cash management line or otherwise. If these lenders become unable to fund CRLP’s borrowings pursuant to the financial institutions’ commitments, CRLP may need to obtain replacement financing, and such financing, if available, may not be available on commercially attractive terms.
In January 2008, the Trust’s Board of Trustees authorized the repurchase up to $50.0 million of outstanding unsecured senior notes of CRLP. In addition, during 2008, the Board of Trustees of the Trust authorized the repurchase up to $500.0 million of outstanding unsecured senior notes of CRLP. Under the repurchase program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions through December 31, 2009, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate CRLP to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.
During the three months ended March 31, 2009, CRLP repurchased $96.9 million its outstanding unsecured senior notes under the senior note repurchase program in separate transactions at an average 27.1% discount to par value, which represents a 12.6% yield to maturity. As a result of these repurchases, CRLP recognized an aggregate gain of approximately $25.3 million, which is included in “Gain on retirement of debt” on CRLP’s Consolidated Statements of Income. When senior notes are repurchased, CRLP will generally reverse amounts out of “Accumulated Other Comprehensive Income” into earnings because the repurchases cause interest payments on the hedged debt to become probable of not occurring. Accordingly, as a result of these first quarter 2009 repurchases, CRLP recognized a loss on hedging activities of approximately $1.1 million as a result of a reclassification of amounts in Accumulated Other Comprehensive Income in connection with the conclusion that it is probable that CRLP will not make interest payments associated with previously hedged debt as a result of repurchases under the senior note repurchase program.
During the three months ended June 30, 2009, CRLP repurchased a total of $315.5 million of its outstanding unsecured senior notes. Of this amount, $250.0 million was repurchased pursuant to the previously announced tender offer that closed on May 4, 2009. The remaining $65.5 million was repurchased in separate transactions under the senior note repurchase program. In aggregate, the $315.5 million was repurchased at an average 5.9% discount to par value, which represents a 6.8% yield to maturity. As a result of these repurchases, CRLP recognized an aggregate net gain of approximately $16.2 million, which is included in “Gain on retirement of debt” on CRLP’s Consolidated Statements of Income.
For the six months ended June 30, 2009, CRLP has repurchased an aggregate of $412.4 million of its outstanding unsecured senior notes, with net gains totaling approximately $40.5 million. CRLP will continue to monitor the debt markets and repurchase certain senior notes that meet CRLP’s required criteria, as funds are available.
On March 1, 2009, a loan collateralized by Broward Financial Center, a 326,000 office building located in Ft. Lauderdale, Florida, in the amount of $46.5 million matured. This property is one of the properties in the DRA/CRT joint venture, in which CRLP is a 15% minority partner. The joint venture did not repay the principal amount due on the loan when it matured, but continues to make interest payments. The loan is non-recourse to CRLP, but CRLP’s pro rata share of the principal amount of the loan is $7.0 million (based on its ownership interest in the joint venture). CRLP and its joint venture partner are currently in negotiations with the special servicer regarding refinancing options that may be available from the current lender. While no assurance can be given that the joint venture partnership will be able to refinance the loan on reasonable terms, CRLP anticipates that the joint venture will be able to renegotiate an extension of the current loan with the existing lender. If the joint venture is unable to obtain additional financing, payoff the existing loan, or renegotiate suitable terms with the existing lender, the lender would have the right to foreclose on the property in question and, accordingly, the joint venture will lose its interest in the asset.
Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP’s notes and mortgages payable at June 30, 2009 and December 31, 2008 was approximately $1.6 billion and $1.5 billion, respectively.

Note 13 – Derivatives and Hedging
CRLP is exposed to certain risks arising from both its business operations and economic conditions. CRLP principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. CRLP manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, CRLP enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. CRLP’s derivative financial instruments are used to manage differences in the amount, timing, and duration of CRLP’s known or expected cash receipts and its known or expected cash payments principally related to CRLP’s investments and borrowings.
CRLP’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for CRLP making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.
The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. CRLP did not have any active cash flow hedges during the three or six months ended June 30, 2009.
At June 30, 2009, CRLP had $3.9 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on CRLP’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of CRLP’s senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt was $0.1 million and $0.2 million during the three months ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2009 and 2008, respectively. CRLP did not reclassify amounts to “Loss on hedging activities” for the three months ended June 30, 2009. For the six months ended June 30, 2009, the change in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of CRLP’s senior note repurchase program was $1.1 million. Amounts reclassified to “Loss on hedging activities” for the three and six months ended June 30, 2008 were immaterial.
Derivatives not designated as hedges are not speculative and are used to manage CRLP’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. As of June 30, 2009, CRLP had no derivatives that were not designated as a hedge in a qualifying hedging relationship.

The tables below present the effect of CRLP’s derivative financial instruments on the Consolidated Condensed Statements of Income as of June 30, 2009.
amounts in thousands

	Amount of Gain or (Loss) Recognized in OCI					Amount of Gain or (Loss) Reclassified from
	on Derivative (Effective Portion)				Location of Gain or (Loss)	Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS	Three months ended		Six months ended		Reclassified from	Three months ended		Six months ended
133 Cash Flow	June 30,	June 30,	June 30,	June 30,	Accumulated OCI into	June 30,	June 30,	June 30,	June 30,
Hedging Relationships	2009	2008	2009	2008	Income (Effective Portion)	2009	2008	2009	2008
Interest Rate Products	—	—	—	—	Interest Expense and Debt Cost Amortization	$(138.0)	$(150.0)	$(284.1)	$(220.1)
					Loss on Hedging Activities	4.0	(81.0)	(1,059.5)	(81.0)

						$(134.0)	$(231.0)	$(1,343.6)	$(301.1)

Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on
Recognized in Income on	Derivative (Ineffective Portion and Amount Excluded
Derivative (Ineffective	from Effectiveness Testing)
Portion and Amount	Three months ended		Six months ended
Excluded from	June 30,	June 30,	June 30,	June 30,
Effectiveness Testing)	2009	2008	2009	2008
Loss on Hedging Activities	—	—	—	—
Note 14 –Contingencies and Guarantees
Contingencies
CRLP is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which were being developed in a joint venture in which CRLP is a majority owner. The contractor is affiliated with CRLP’s joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against CRLP alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages. Discovery is underway regarding these proceedings.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. CRLP has been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims have been resolved by negotiations and mediations, and others may also be similarly resolved. Some of these claims will likely be arbitrated or litigated to conclusion.
CRLP is continuing to evaluate its options and investigate these claims, including possible claims against the contractor and other parties. CRLP intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.

In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, no liability was recorded for these guarantees.
As previously disclosed, CRLP has postponed or is phasing future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. As a result of the postponement/phasing of this development, CRLP has been evaluating various alternatives for this development, including with respect to its existing contractual obligations to certain future tenants who had previously committed to this development. As discussed in Note 7, in July 2009, the Company decided to hold this project for investment purposes. If CRLP is unable to reach alternative agreements with these future tenants, the tenants may choose not to participate in this development or seek damages from CRLP as a result of the postponement of the development, or both.
During the second quarter 2009, CRLP, through a wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac community development district (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds. The proceeds from the CDD bonds were to be used by the CDD to construct infrastructure for the benefit of the development. As a result of the solicitation, CRLP purchased $14.8 million of the outstanding CDD bonds for total consideration of $12.8 million, representing a 13.3% discount to the par amount. In connection with this transaction, CRLP’s liabilities were reduced by $14.8 million, of which $1.7 million, representing the discount on the purchase of the bonds, net of interest and fees, was treated as a non-cash transaction and a reduction to basis (see Note 15). In accordance with EITF 91-10, CRLP recorded restricted cash and other liabilities for the $24.0 million CDD bond issuance. This issuance was treated as a non-cash transaction in CRLP’s Consolidated Condensed Statement of Cash Flows for the twelve months ended December 31, 2008.
In connection with the office and retail joint venture transactions that closed in 2007, CRLP assumed certain contingent obligations for a total of $15.7 million, of which $6.5 million remains outstanding as of June 30, 2009.
In January 2008, CRLP received notification related to an unclaimed property audit for the States of Alabama and Tennessee. Upon receiving notification from these states, CRLP voluntarily agreed to a review of its unclaimed property status in other states. CRLP has completed its review and settled with the State of Texas for an immaterial amount. CRLP does not expect the other audits/reviews to have a material impact on its financial statements. As of June 30, 2009, CRLP has accrued an estimated liability for the remaining audits.
CRLP is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially adversely affect the financial position or results of operations or cash flows of CRLP.
Guarantees and Other Arrangements
During April 2007, CRLP committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee. Construction at this site is complete as the project was placed into service during 2008. As of June 30, 2009, the joint venture had drawn $33.4 million on the construction loan, which matures in April 2010. At June 30, 2009, no liability was recorded for the guarantee.
During November 2006, CRLP committed with its joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. CRLP and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is complete as the project was placed into service during 2008. As of June 30, 2009, the Colonial Promenade Smyrna joint venture had $30.2 million outstanding on the construction loan, which matures in December 2009. At June 30, 2009, no liability was recorded for the guarantee.
During February 2006, CRLP committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek joint venture. Construction at this site is complete as the project was placed into service during 2007. As of June 30, 2009, the joint venture had drawn all $27.4 million on the construction loan, which matures in June 2009. At June 30, 2009, no liability was recorded for the guarantee (see Note 15).

During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of June 30, 2009, this guarantee, which matures in January 2010, had been reduced to $17.0 million, as a result of the pay down of the associated collateralized debt from the sales of assets. At June 30, 2009, no liability was recorded for the guarantee.
In connection with the formation of Highway 150 LLC in 2002, CRLP executed a guarantee, pursuant to which CRLP serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At June 30, 2009, the total amount of debt of the joint venture was approximately $16.2 million and matures in December 2012. At June 30, 2009, no liability was recorded for the guarantee.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $26.5 million at June 30, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.
As discussed above, in connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Note 15 – Subsequent Events
Development Activities
In several separate transactions in mid- and late- July 2009, CRLP purchased the remaining $9.2 million of the outstanding CDD bonds associated with the Nord du Lac development in privately negotiated transactions, bringing the total amount purchased to $24.0 million, or 100.0% of the total outstanding CDD bonds. CRLP anticipates liquidation of this CDD (and cancellation of the CDD bonds), which would result in the release of the net cash proceeds of $20.2 million received from the bond issuance currently in escrow.
Financing Activities
During July 2009, CRLP repurchased $18.5 million of its outstanding unsecured senior notes in separate transactions under CRLP’s previously announced $500 million unsecured senior note repurchase program at a weighted average discount to par value of 10.7%, which represents a yield to maturity of 8.8%. As a result of these repurchases, CRLP expects to recognize an aggregate gain of approximately $1.8 million with respect to these repurchases during the third quarter of 2009.
Tender Offer
On August 4, 2009, the Trust and CRLP announced the commencement by CRLP of a cash tender offer for up to $125.0 million of CRLP’s outstanding unsecured senior notes. CRLP is targeting unsecured senior notes maturing in 2012, 2014, 2015 and 2016. The tender offer will expire at 12:00 midnight, New York City time, on Monday, August 31, 2009, unless extended by CRLP.

Joint Venture Transactions
Consistent with CRLP’s previously stated objectives of simplifying its strategy and structure, in July 2009, CRLP entered into an agreement with OZ/CLP Retail LLC (the “Retail Joint Venture”)—CRLP’s joint venture with OZRE Retail LLC—that provides for, among other things, the transfer of all of CRLP’s interest in the Retail Joint Venture, which is comprised of 11 retail assets with approximately 3.0 million square feet of retail space. Pursuant to the agreement, CRLP will acquire one of the 11 retail assets in exchange for, among other things, the transfer to its joint venture partner of CRLP’s approximate 17.1% ownership stake in the Retail Joint Venture, a cash payment that will be used by the Retail Joint Venture to repay approximately $38.0 million of mortgage debt and related fees and expenses, and the payment by CRLP of approximately $7.5 million for the discharge of deferred purchase price owed by the Retail Joint Venture to former unitholders who elected to redeem their units in June 2008. CRLP’s pro rata share of the Retail Joint Venture’s debt is approximately $50.0 million. Upon consummation of this transaction, CRLP would no longer have an interest in the Retail Joint Venture. It is anticipated that this transaction will be completed in the third or fourth quarter of 2009, but remains subject to approval of the Retail Joint Venture’s lender and the satisfaction of other closing conditions, including the sale to CRLP by former unitholders of a certain amount of the deferred purchase price owed to the unitholders by the Retail Joint Venture. No assurance can be given that the Company will be able to consummate this transaction.
On July 31, 2009, CRLP closed on the transaction with its joint venture partner CMS for CMS to purchase all of CRLP’s interest in four single asset multifamily joint ventures, which includes an aggregate of 1,212 apartment units. The properties included in the four joint ventures are Colonial Grand at Brentwood, Colonial Grand at Mountain Brook, Colonial Village at Palma Sola and Colonial Village at Rocky Ridge. CRLP received a cash payment of $2.0 million. CRLP no longer has any interest in these joint ventures. The Company’s pro-rata share of the outstanding debt of $73.6 million in the joint venture was $15.3 million.
In addition, in July 2009, CRLP agreed to certain amendments to its partnership agreement with CMS with respect to the CMS/Colonial Canyon Creek joint venture, pursuant to which CRLP agreed to provide an additional contribution in connection with the refinancing of the existing construction loan to a permanent loan secured by Colonial Grand at Canyon Creek, a 336-unit apartment community located in Austin, Texas. The expected contribution of $11.0 million will be made by CRLP in the form of a preferred capital contribution and will have a cumulative preferential return of 8.0%. The existing construction loan has a total outstanding balance of $27.4 million and is scheduled to mature on September 15, 2009. CRLP expects to be required to consolidate this joint venture after making the contribution.
Distribution
On July 23, 2009, a cash distribution was declared to shareholders of Trust and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $8.7 million. The distribution was declared to shareholders and partners of record as of August 3, 2009 and will be paid on August 10, 2009.
Management of CRLP has evaluated all events or transactions that occurred after June 30, 2009 up through August 4, 2009, the date these financial statements were issued. During this period, there were no material subsequent events other than those disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust, or “the Trust”, and Colonial Realty Limited Partnership, or “CRLP”, of which the Trust is the sole general partner and in which the Trust owned an 85.0% limited partner interest as of June 30, 2009. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s 2008 Annual Report on Form 10-K and CRLP’s 2008 Annual Report on Form 10-K. Such factors include, among others, the following:
•	the weakening economy and mounting job losses in the U.S., together with the downturn in the overall U.S. housing market resulting in increased supply and all leading to deterioration in the multifamily market;

•	national and local economic, business and real estate conditions, including, but not limited to, the effect of demand for multifamily units, office and retail rental space or the creation of new multifamily and commercial developments, the extent, strength and duration of the current recession or recovery, the availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and commercial space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sales proceeds in a manner that generates favorable terms;

•	increased exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;

•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and retail developments;

•	ability to obtain financing at reasonable rates, if at all;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	uncertainties associated with our ability to sell our existing inventory of condominium and for-sale residential assets, including timing, volume and terms of sales;

•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	the Trust’s ability to continue to satisfy complex rules in order for it to maintain its status as a “REIT” for federal income tax purposes, the ability of CRLP to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on availability of financing;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis;

•	other factors affecting the real estate industry generally; and

•	other risks identified in the Trust’s 2008 Annual Report on Form 10-K and CRLP’s 2008 Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.
We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
General
We are a multifamily-focused self-administered equity REIT that owns, develops and operates multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets through joint venture investments and pursuing development opportunities. We are a multifamily-focused self-administered and self-managed equity REIT, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 191 properties as of June 30, 2009, located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.
As of June 30, 2009, we owned or maintained a partial ownership in 117 multifamily apartment communities containing a total of 35,430 apartment units (consisting of 104 wholly-owned consolidated properties and 13 properties partially-owned through unconsolidated joint venture entities aggregating 31,184 and 4,246 units, respectively) (the “multifamily apartment communities”), 74 commercial properties, consisting of 48 office properties containing a total of approximately 16.3 million square feet of office space (consisting of three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint-venture entities aggregating 0.5 million and 15.8 million square feet, respectively) (the “office properties”), 26 retail properties containing a total of approximately 5.2 million square feet of retail space, excluding anchor-owned square-footage (consisting of five wholly-owned properties and 21 properties partially-owned through unconsolidated joint venture entities aggregating 1.0 million and 4.2 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to herein collectively as the “properties”. As of June 30, 2009, consolidated multifamily and commercial properties that had achieved stabilized occupancy (which we have defined as having occurred once the property has attained 93% physical occupancy) were 94.3% and 86.2% leased, respectively.
The Trust is the direct general partner of, and as of June 30, 2009, held approximately 85.0% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential and condominium conversion activities through CPSI.
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
The Trust was formed in Maryland on July 9, 1993. The Trust was reorganized as an Alabama real estate investment trust in 1995. Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700.

Business Strategy and Outlook
We continue to experience a global financial and economic crisis, which has included, among other things, significant reductions and disruptions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or volatility in equity values worldwide and concerns that the weakening U.S. and worldwide economies may enter into a prolonged recessionary period. These circumstances have materially impacted liquidity in the financial markets making terms for certain financings less attractive, and in some cases, have resulted in the unavailability of financing even for companies who are otherwise qualified to obtain financing. In addition, the weakening economy and mounting job losses in the U.S., and the slowdown in the overall U.S. housing market, resulting in increased supply (and in some markets, oversupply), have led to deterioration in the multifamily market. The turmoil in the credit and capital markets, continuing job losses, the increased housing supply and our expectation that the economy will continue to remain weak or weaken further before we see any improvements have caused us to recalibrate our business plan earlier this year.
As a result of the economic crisis, our outlook for the remainder of 2009 reflects a challenging year. In light of the ongoing recession and the credit crisis, we announced in early 2009 that our priorities are strengthening our balance sheet, improving liquidity, addressing our near term debt maturities, managing our existing properties and operating our portfolio efficiently, including reducing our overhead and postponing future development activities. We have made significant progress in implementing this business strategy in the first six months of the year and will continue to execute on our strategic initiatives as outlined below.
Strengthen the Balance Sheet
Our primary method of strengthening the balance sheet will be through the at the market equity program and asset sales, particularly non-core assets, such as for-sale residential properties and land. Despite a challenging transaction environment, we have sold assets for aggregate proceeds of approximately $58.1 million during the six months ended June 30, 2009, including the following:
•	Colonial Promenade Fultondale, a retail asset that we developed and sold, for $30.7 million (including $16.9 million of seller-financing), recognizing a gain of $4.5 million;

•	Sale of our remaining 15% joint venture interest in Colonial Pinnacle Craft Farms to the majority joint venture partner, resulting in an impairment charge of $0.7 million;

•	Sale of the remaining 17 units at Regent’s Park, a for-sale residential community, for $16.3 million, resulting in an impairment charge of $0.3 million;

•	Sale of 40 units at three of our for-sale residential communities for $8.5 million; and

•	Sale of the remaining 27 units at our condominium conversion projects for $1.1 million.
In addition, we are working to complete additional transactions during the remainder of 2009. In July 2009, we entered into an agreement with OZ/CLP Retail LLC—our joint venture with OZRE Retail LLC and our retail joint venture partner-— that will result in the transfer of all of our interest in the joint venture to our joint venture partner. We have also entered into an agreement with CMS, our multifamily joint venture partner, to dispose of our interests in four other joint ventures. Furthermore, in July 2009, we entered into contracts to dispose of the remaining 211 units at two of our residential communities and anticipate a bulk sale of the remaining 14 units at an additional for-sale residential community. We anticipate closing on these properties during the third and fourth quarters of 2009, and as a result, we have recorded an impairment charge during the second quarter 2009 of $2.4 million; however, given the ongoing economic and market turmoil, no assurance can be given that we will be able to complete all of these sales.
We also expect to strengthen our balance sheet through additional repurchases of CRLP’s outstanding unsecured senior notes under our previously announced $500 million repurchase program and our $250 million tender offer. Since inception of the repurchase program through June 30, 2009, we have repurchased $357.4 million of outstanding notes under our repurchase program and $250.0 million of outstanding notes through our April 2009 tender offer, for a total of $607.4 million of CRLP’s outstanding unsecured senior notes, recognizing aggregate net gains of approximately $57.5 million. Of this amount, we repurchased $412.4 million in unsecured senior notes during the first six months of 2009, at an average discount of 10.9% to par value, which represents an 8.1% yield to maturity, and resulted in the recognition of net gains of $40.5 million. We continue to take advantage of favorable conditions to repurchase outstanding CRLP bonds.

Improve Liquidity
As the global financial and economic crisis continues, ensuring adequate liquidity remains critical. During the six months ended June 30, 2009, we closed on a 10-year, $350.0 million collateralized loan, with a fixed interest rate of 6.04% and on an additional 10-year, $156.4 million collateralized loan, with a fixed interest rate of 5.31%, both with Fannie Mae (NYSE: FNM). The proceeds from these loans were used to repay a portion of the outstanding borrowings under our $675.0 million unsecured credit facility, as discussed further under “Liquidity and Capital Resources”.
Additionally, in April 2009, our Board of Trustees authorized management to issue up to $50 million of common shares under a continuous equity offering program. During the second quarter of 2009, we issued 601,400 shares, at an average price of $8.16 per share, for net proceeds of $4.8 million, which excludes $0.4 million of one-time administrative costs. During the first quarter 2009, our Board of Trustees also declared a reduced quarterly cash dividend on common shares of $0.15 per common share, compared with $0.25 for the fourth quarter 2008. These actions are intended to help us further improve our liquidity position, enhance our ability to take advantage of opportunities and help protect against uncertainties in the capital markets.
Address Near-Term Maturities
With $483.3 million available on our unsecured credit facility as of June 30, 2009, we believe that we have sufficient liquidity to address our capital needs through 2011. We have $10 million to $15 million in development spending committed for the remainder of 2009 and no loans related to consolidated properties maturing in 2009. Our share of joint venture indebtedness that is expected to mature in 2009 is $81.9 million (78% of which can be extended by the joint venture).
As a result of our successful repurchase of unsecured bonds, as of June 30, 2009, we have only $4.3 million of unsecured bonds maturing in 2010. We believe the proceeds from our unsecured credit facility should provide adequate liquidity to allow us to continue with our unsecured note repurchase program in order to address the remaining $40.1 million of collateralized debt maturing in 2010, as well as unsecured bonds maturing after 2010.
Reduce Overhead
Since October 2008, we have aggressively cut overhead costs, primarily through the elimination of 135 employee positions (many of which were construction and development personnel), of which 30 were eliminated during the first quarter 2009. These actions resulted in us incurring an aggregate of $0.8 million in termination benefits and severance related charges in the six months ended June 30, 2009. With the staff reductions in 2009, we have now reduced the size of our total workforce by 10% compared to the workforce size as of October 2008, which we expect to generate approximately $15.4 million in annualized savings. Throughout the remainder of 2009, we intend to continue to explore additional ways to achieve overhead savings that will help preserve capital and improve liquidity.
Postpone/Phase Developments
As previously disclosed, in January 2009, we decided to postpone/phase future development activities until we determine that the current economic environment has sufficiently improved. Our development expenditures during the three and six months ended June 30, 2009 were $9.7 million and $31.1 million, respectively, and we anticipate total expenditures for 2009 to be approximately $35 to $45 million. Postponing/phasing future development activities will help us preserve capital until the current economic environment has sufficiently improved.
We believe that our current business strategy, the availability of borrowings under our credit facilities, limited debt maturities in 2009, the number of unencumbered properties in our multifamily portfolio and the additional Fannie Mae financing has us positioned to work through this challenging economic environment. However, the ongoing recession and continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for capital needs at reasonable terms, or at all, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of financing on less favorable terms. These events may also make it more difficult or costly for us to raise capital through the issuance of our common shares, preferred shares or subordinated notes or through private financings, and may require us to further adjust our business plan accordingly.

Executive Summary of Results of Operations
The following discussion of results of operations should be read in conjunction with the Consolidated Condensed Statements of Income of the Trust and CRLP and the Operating Results Summary included below.
For the three months ended June 30, 2009, the Trust reported a net loss available to common shareholders of $1.9 million, compared with net income available to common shareholders of $9.1 million for the comparable prior year period. For the three months ended June 30, 2009, CRLP reported a net loss available to common unitholders of $2.2 million, compared with net income available to common unitholders of $11.0 million for the comparable prior year period. In addition to our results from operating activities, results for the three month period ended June 30, 2009 include $16.2 million of net gains from the repurchase of unsecured senior notes, offset by a $2.4 million impairment charge related to certain of our for sale residential properties and $1.3 million charge associated with the write-off of abandoned deal costs.
For the six months ended June 30, 2009 and 2008, the Trust reported net income available to common shareholders of $12.0 million and $23.3 million, respectively. For the six months ended June 30, 2009 and 2008, CRLP reported net income available to common unitholders of $14.2 million and $28.2 million, respectively. In addition to our results from operating activities, results for the six month period include $40.5 million of net gains from the repurchase of unsecured senior notes, $5.2 million of gains, net of income taxes, from the disposition of assets, an increase in interest expense of approximately $8.3 million and severance and impairment charges of $4.2 million.
Operating Results Summary
The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This information is presented to correspond with the manner in which we analyze our operating results.

(amounts in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Revenues:
Minimum rent	$70,210	$68,121	$2,089	$140,447	$134,940	$5,507
Tenant recoveries	909	1,320	(411)	1,975	2,140	(165)
Other property related revenue	10,135	8,934	1,201	19,635	17,039	2,596
Construction revenues	315	569	(254)	350	8,449	(8,099)
Other non-property related revenues	3,924	5,151	(1,227)	7,379	10,356	(2,977)

Total revenue	85,493	84,095	1,398	169,786	172,924	(3,138)

Expenses:
Property operating expenses	22,893	19,996	2,897	45,361	39,689	5,672
Taxes, licenses and insurance	10,310	9,299	1,011	21,288	18,891	2,397
Construction expenses	315	564	(249)	349	7,830	(7,481)
Property management expenses	1,683	2,072	(389)	3,601	4,313	(712)
General and administrative expenses	4,525	5,791	(1,266)	8,910	11,568	(2,658)
Management fee and other expense	3,540	4,346	(806)	7,756	7,937	(181)
Restructuring charges	—	—	—	812	—	812
Investment and development	1,319	107	1,212	1,484	877	607
Depreciation & amortization	29,475	24,094	5,381	58,132	48,104	10,028
Impairment	564	—	564	1,299	—	1,299

Total operating expenses	74,624	66,269	8,355	148,992	139,209	9,783

Income from operations	10,869	17,826	(6,957)	20,794	33,715	(12,921)

Other income (expense):
Interest expense and debt cost amortization	(23,617)	(18,320)	(5,297)	(45,353)	(37,028)	(8,325)
Gains on retirement of debt	16,232	2,730	13,502	41,551	8,201	33,350
Interest income	449	1,184	(735)	750	1,976	(1,226)
(Loss) Income from partially-owned unconsolidated entities	(628)	2,037	(2,665)	(1,278)	12,307	(13,585)
Gains (losses) on hedging activities	4	(81)	85	(1,060)	(81)	(979)
(Losses) Gains from sales of property, net of income taxes	(143)	492	(635)	5,238	2,423	2,815
Income taxes and other	(221)	(109)	(112)	2,870	687	2,183

Total other income (expense)	(7,924)	(12,067)	4,143	2,718	(11,515)	14,233

Income from Continuing Operations	2,945	5,759	(2,814)	23,512	22,200	1,312

Trust
Income from continuing operations	2,945	5,759	(2,814)	23,512	22,200	1,312
(Loss) Income from discontinued operations	(1,320)	9,288	(10,608)	(1,050)	14,571	(15,621)
Noncontrolling interest, continuing operations:
Noncontrolling interest in CRLP — common unitholders	135	(270)	405	(2,258)	(2,329)	71
Noncontrolling interest in CRLP — preferred unitholders	(1,813)	(1,813)	—	(3,625)	(3,639)	14
Noncontrolling interest of limited partners	9	(124)	133	(1,000)	(249)	(751)
Noncontrolling interest, discontinued operations:
Noncontrolling interest in CRLP — Common	204	(1,632)	1,836	93	(2,584)	2,677
Noncontrolling interest of limited partners	(26)	129	(155)	443	271	172

Income attributable to noncontrolling interest	(1,491)	(3,710)	2,219	(6,347)	(8,530)	2,183

Net income attributable to parent company	134	11,337	(11,203)	16,115	28,241	(12,126)

Dividends to preferred shareholders	(2,037)	(2,180)	143	(4,109)	(4,668)	559
Preferred share issuance costs write-off, net of discount	-0-	(83)	83	(5)	(267)	262

Net (loss) income available to common shareholders	$(1,903)	$9,074	$(10,977)	$12,001	$23,306	$(11,305)

CRLP
Income from continuing operations	2,945	5,759	(2,814)	23,512	22,200	1,312
(Loss) Income from discontinued operations	(1,320)	9,288	(10,608)	(1,050)	14,571	(15,621)

Noncontrolling interest
Noncontrolling interest of limited partners — continuing operations	9	(124)	133	(1,000)	(249)	(751)
Noncontrolling interest of limited partners — discontinued operations	(26)	129	(155)	443	271	172

Net income attributable to CRLP	1,608	15,052	(13,444)	21,905	36,793	(14,888)

Distributions to limited partner preferred unitholders	(1,813)	(1,813)	-0-	(3,625)	(3,639)	14
Distributions to general partner preferred unitholders	(2,037)	(2,180)	143	(4,109)	(4,668)	559
Preferred unit issuance costs write-off, net of discount	-0-	(83)	83	(5)	(267)	262

Net (loss) income available to common unitholders	$(2,242)	$10,976	$(13,218)	$14,166	$28,219	$(14,053)

Results of Operations — Three Months Ended June 30, 2009 and 2008
Minimum rent
Minimum rent for the three months ended June 30, 2009 was $70.2 million, an increase of $2.1 million from the comparable prior year period. The increase in minimum rent was primarily attributable to a $5.7 million increase in multifamily and retail developments placed into service since the second quarter of 2008, partially offset by a $3.0 million decrease in minimum rent at our stabilized multifamily apartment communities and $0.5 million decrease in minimum rent due to the sale of CP Fultondale in the first quarter of 2009.
Tenant recoveries
Tenant recoveries for the three months ended June 30, 2009 was $0.9 million, a decrease of $0.4 million from the comparable prior year period as a result of expense reconciliations performed in 2008 for all commercial properties.
Other property related revenue
Other property related revenue for the three months ended June 30, 2009 was $10.1 million, an increase of $1.2 million from the comparable prior year period as a result of an increase in multifamily cable revenue. As of June 30, 2009, we had implemented our bulk cable program at 103 of our multifamily apartment communities and approximately 62% of these communities are fully subscribed. We expect to be fully subscribed at each of these communities by the end of 2009.
Other non-property related revenues
Other non-property related revenues, which consist primarily of management fees, development fees, and other miscellaneous fees, decreased $1.2 million for the three months ended June 30, 2009 as compared to the same period in 2008, due to an overall decline in fees income.
Property operating expenses
Property operating expenses for the three months ended June 30, 2009 were $22.9 million, an increase of $2.9 million from the comparable prior year period. Of the increase, $1.8 million is attributable to our stabilized communities, including $1.1 million in cable television expenses related to the ongoing rollout of our bulk cable program and $0.6 million in salaries and wages. The remaining increase is due to expenses from development properties placed into service since second quarter 2008.
Taxes, licenses and insurance
Taxes, licenses and insurance expenses for the three months ended June 30, 2009 were $10.3 million, an increase of $1.0 million from the comparable prior year period. The increase was primarily attributable to developments placed into service since the second quarter of 2008.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses for the three months ended June 30, 2009 were $1.7 million, a decrease of $0.4 million from the comparable prior year period. The decrease was primarily due to reduced overhead, including through employee terminations and a reduction in other miscellaneous expenses.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2009 were $4.5 million, a decrease of $1.3 million from the comparable prior year period. The decrease was primarily due to a reduction in salary expenses as a result of our previously announced efforts to reduce overhead.

Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the three months ended June 30, 2009 were $3.5 million, a decrease of $0.8 million from the comparable prior year period. The decrease was primarily due to reduced overhead, including through employee terminations and a reduction in other miscellaneous expenses.
Investment and development
Investment and development expenses include costs incurred related to abandoned pursuits. These expenses for the three months ended June 30, 2009 were $1.3 million, an increase of $1.2 million from the comparable prior year period. The increase in 2009 was the result of the write off of costs primarily related to a change in strategic direction with respect to our Nord Du Lac development. See Notes 7 and 8, to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
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
Depreciation and amortization
Depreciation and amortization expense for the three months ended June 30, 2009 was $29.5 million, an increase of $5.4 million from the comparable prior year period, of which is $3.8 million is attributable to developments placed into service since the second quarter of 2008 and $0.5 million is attributable to properties, previously classified as held for sale, that have been reclassified has held for use and incurring depreciation charges.
Impairment
Impairment charges for the three months ended June 30, 2009 were $2.4 million ($0.6 million presented in continuing operations and $1.8 million in discontinued operations, which appears in "(Loss) Income from discontinued operations”). The $2.4 million impairment charge is related to the valuation of the units at three residential projects that we anticipate selling during the third and fourth quarters of 2009. See Note 4 and Note 5, respectively, to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
Interest expense and debt cost amortization
Interest expense and debt cost amortization for the three months ended June 30, 2009 was $23.6 million, an increase of $5.3 million from the comparable prior year period. The increase is primarily a result of a reduction in capitalized interest of approximately $6.2 million as a result of no longer capitalizing interest on assets held for future development partially offset by a decrease in interest expense related to our unsecured credit facility due to a lower weighted average interest rate and average monthly balance when compared to the prior year period.
Gains on retirement of debt
Gains on retirement of debt for the three months ended June 30, 2009 were $16.2 million, compared to $2.7 million for the comparable prior year period. During the second quarter 2009, we recognized gains on the repurchase of $315.5 million of outstanding unsecured senior notes of CRLP at an average of 5.9% discount to par value. For the second quarter 2008, we recognized gains as a result of the repurchase of $31.8 million of outstanding unsecured senior notes of CRLP at an average 9.6% discount to par value.
Interest income
Interest income for the three months ended June 30, 2009 was $0.4 million, a decrease of $0.7 million from the comparable prior year period. The decrease is attributable to a decrease in interest income earned on mezzanine loans outstanding in 2008.

(Loss) Income from partially-owned unconsolidated entities
(Loss) Income from partially-owned unconsolidated entities for the three months ended June 30, 2009 was a loss of $0.6 million compared to income of $2.0 million from the comparable prior year period. Income was higher in the second quarter of 2008 as a result of a $4.0 million gain recognized during the three months ended June 30, 2008 from the sale of a portion of our interest in the Huntsville TIC joint venture.
(Losses) Gains from sale of property
(Losses) gains from the sale of property for the three months ended June 30, 2009 was a loss of $0.1 million, compared to a gain of $0.5 million from the comparable prior year period. The decrease in gains was attributable to a reduction in condominium sales in 2009.
(Loss) Income from discontinued operations
The loss from discontinued operations for the three months ended June 30, 2009 was $1.3 million ($1.1 million loss attributable to the Trust, $0.2 million loss attributable to noncontrolling interest), compared to income of $9.3 million ($7.8 million attributable to the Trust, $1.5 million attributable to noncontrolling interest) from the comparable prior year period. At June 30, 2009, we had classified two multifamily apartment communities, two retail assets and nine for-sale developments as held for sale. The loss during the three months ended June 30, 2009 was attributable to a $1.8 million impairment charge recorded on two residential communities that were classified as held for sale. (See the discussion of “Impairment” above). Income of $9.3 million recorded during the three months ended June 30, 2008 is primarily attributable to $7.0 million of gains, net of income taxes, recognized on the sale of five multifamily apartment communities.
Dividends to preferred shareholders of the Trust / Distributions to general partner preferred unitholders of CRLP
Dividends to preferred shareholders of the Trust and Distributions to general partner preferred unitholders of CRLP for the three months ended June 30, 2009, in each case, was $2.0 million, a decrease of $0.1 million from the comparable prior year period. The decrease was the result of the repurchase of 988,750 shares of the Trust’s outstanding 8 1/8% Series D preferred depositary shares during 2008. CRLP repurchased a number of Series D Preferred Units corresponding to the number of Series D preferred shares of the Trust represented by such repurchased Series D Depositary Shares.
Results of Operations — Six Months Ended June 30, 2009 and 2008
Minimum rent
Minimum rent for the six months ended June 30, 2009 was $140.4 million, an increase of $5.5 million from the comparable prior year period. The increase in minimum rent was primarily attributable to a $11.2 million increase in multifamily and commercial developments placed into service since the second quarter of 2008, partially offset by a $4.6 million decrease in minimum rent at our stabilized multifamily apartment communities and $0.8 million decrease in minimum rent due to the sale of CP Fultondale in the first quarter of 2009.
Tenant recoveries
Tenant recoveries for the six months ended June 30, 2009 was $2.0 million, a decrease of $0.2 million from the comparable prior year period as a result of expense reconciliations performed in 2008 for all commercial properties.
Other property related revenue
Other property related revenue for the six months ended June 30, 2009 was $19.6 million, an increase of $2.6 million from the comparable prior year period as a result of an increase in multifamily cable revenue. As of June 30, 2009, we have implemented our bulk cable program at 103 of our multifamily apartment communities and approximately 62% of these communities are fully subscribed. We expect to be fully subscribed at each of these communities by the end of 2009.

Construction activities
Revenues and expenses from construction activities for the six months ended June 30, 2009 decreased approximately $8.1 million and $7.5 million, respectively, from the comparable prior year period as a result of a decrease in construction activity year over year.
Other non-property related revenues
Other non-property related revenues, which consist primarily of management fees, development fees, and other miscellaneous fees decreased $3.0 million for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease is the result of $1.3 million in fees recorded in 2008 from our partner’s sale in our Canyon Creek joint venture and GPT Colonial Retail joint venture. The remaining decrease is attributable to an overall decline in fee income.
Property operating expenses
Property operating expenses for the six months ended June 30, 2009 were $45.4 million, an increase of $5.7 million from the comparable prior year period. Of the increase, $2.6 million is attributable to our stabilized communities, including $2.0 million in cable television expenses related to the ongoing rollout of our bulk cable program and $0.7 million in salaries and wages. The remaining increase is due to expenses from development properties placed into service since second quarter 2008.
Taxes, licenses and insurance
Taxes, licenses and insurance expenses for the six months ended June 30, 2009 were $21.3 million, an increase of $2.4 million from the comparable prior year period. The increase was primarily attributable to developments placed into service since the first quarter of 2008.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses for the six months ended June 30, 2009 were $3.6 million, a decrease of $0.7 million from the comparable prior year period. The decrease was primarily due to reduced overhead, including through employee terminations and a reduction in other miscellaneous expenses.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2009 were $8.9 million, a decrease of $2.7 million from the comparable prior year period. The decrease was primarily due to a reduction in salary expenses as a result of our previously announced effort to reduce overhead.
Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the six months ended June 30, 2009 were $7.8 million, a decrease of $0.2 million from the comparable prior year period. The decrease was primarily due to reduced overhead, including through employee terminations and a reduction in other miscellaneous expenses.
Restructuring charges
The restructuring charges for the six months ended June 30, 2009 were $0.8 million, of which $0.4 million was primarily due to the resignation of our Executive Vice President — Multifamily division and $0.4 million associated with our plan to downsize construction and development personnel in light of the current market conditions and our decision to delay future development projects, which we communicated in October 2008. See Note 3 and 4, respectively, to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.

Investment and development
Investment and development expenses include costs incurred related to abandoned pursuits. These expenses for the six months ended June 30, 2009 were $1.5 million, an increase of $0.6 million from the comparable prior year period. The increase in 2009 was the result of the write off of costs related to a change in strategic direction with respect to our Nord Du Lac development. See Notes 7 and 8, to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
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
Depreciation and amortization
Depreciation and amortization expense for the six months ended June 30, 2009 was $58.1 million, an increase of $10.0 million from the comparable prior year period, of which $7.9 million is attributable to developments placed into service since the second quarter of 2008 and $1.2 million is attributable to properties previously classified as held for sale, that have been reclassified as held for use and incurring depreciation charges.
Impairment
Impairment charges for the six months ended June 30, 2009 were $3.4 million ($1.3 million in continuing operations and $2.1 million in discontinued operations, which appears in “(Loss) Income from discontinued operations”). Included in the impairment charge is $0.3 million associated with the closing on the sale of our remaining 17 units at Regents Park, a for-sale residential development, $0.7 million associated with the sale of our remaining 15% interest in Colonial Pinnacle Craft Farms and a $2.4 million impairment charge associated with three for-sale residential projects that we anticipate selling during the third and fourth quarters of 2009. See Note 4 and Note 5, respectively, to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
Interest expense and debt cost amortization
Interest expense and debt cost amortization for the six months ended June 30, 2009 was $45.4 million, an increase of $8.3 million from the comparable prior year period. The increase is primarily a result of a reduction in capitalized interest of approximately $10.3 million as a result of no longer capitalizing interest on assets held for future developments partially offset by a decrease in interest expense related to our unsecured credit facility due to a lower weighted average interest rate and average monthly balance when compared to the prior year period.
Gains on retirement of debt
Gains on retirement of debt for the six months ended June 30, 2009 were $41.6 million, compared to $8.2 million for the comparable prior year period. During the six month period ended June 30, 2009, we recognized gains on the repurchase of $412.4 million of outstanding unsecured senior notes of CRLP at an average of 11% discount to par value. For the six month period ended June 30, 2008, we recognized gains on the repurchase of $81.8 million of outstanding unsecured senior notes at an average 11.1% discount to par value.
Interest income
Interest income for the six months ended June 30, 2009 was $0.8 million, a decrease of $1.2 million from the comparable prior year period. The decrease is attributable to a decrease in interest income earned on mezzanine loans outstanding in 2008.
(Loss) Income from partially-owned unconsolidated entities
(Loss) Income from partially-owned unconsolidated entities for the six months ended June 30, 2009 was a loss of $1.3 million compared to income of $12.3 million from the comparable prior year period. Income was higher during the six months ended June 30, 2008 as a result of an aggregate gain of $16.2 million from the sale of our interest in the GPT/Colonial Retail Joint Venture and the sale of a portion of our interest in the Huntsville TIC joint venture recognized during the six months ended June 30, 2009.

Gain (Loss) on hedging activities
Gain (Loss) on hedging activities for the six months ended June 30, 2009 was a loss of $1.1 million. In 2009, we recognized a loss on hedging activities as a result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that we will not make interest payments associated with previously hedged debt as a result of repurchases under our senior note repurchase program.
(Losses) Gains on sale of property
(Losses) Gains from sales of property for the six months ended June 30, 2009 was $5.3 million, an increase of $2.8 million from the comparable prior year period. The $5.4 million of gains recognized was attributable to the disposition of Colonial Promenade Fultondale, a retail development, and a land outparcel at Colonial Promenade Tannehill.
Income taxes and other
Income taxes and other for the six months ended June 30, 2009 was $2.9 million, an increase of $2.2 million from the comparable prior year period. Our provision for income taxes was $0 and $1.7 million for the six months ended June 30, 2009 and 2008, respectively, and our effective income tax rate was 0% and 39.0% for the six months ended June 30, 2009 and 2008, respectively. The income tax benefit presented in “Income taxes and other” for the six months ended June 30, 2009 is offset by income taxes recorded on the sale of Colonial Promenade Fultondale presented in “Gain on Sale of Property, net of income taxes”. Expenses include $0.4 million and $0.3 million of state franchise and other taxes, including the franchise tax in Tennessee and the margin-based tax in Texas, for the six months ended June 2009 and 2008, respectively. Expenses for the six months ended June 30, 2008 also includes $1.0 million received as a result of forfeited earnest money.
(Loss) Income from discontinued operations
The loss from discontinued operations for the six months ended June 30, 2009 was a loss of $1.0 million ($0.5 million loss attributable to the Trust, $0.5 million loss attributable to noncontrolling interest), compared to income of $14.6 million ($12.3 million of income attributable to the Trust, $2.3 million of income attributable to noncontrolling interest) from the comparable prior year period. At June 30, 2009 we had classified two multifamily apartment communities, two retail assets and nine for-sale developments as held for sale. The loss was attributable to a $2.1 million impairment charge recorded on three of our residential communities that were classified as held for sale (See the discussion of “Impairment” above). Income of $14.6 million recorded during the six months ended June 30, 2008 is primarily attributable to $9.9 million of gains from sales of property, net of income taxes.
Dividends to preferred shareholders of the Trust / Distributions to general partner preferred unitholders of CRLP
Dividends to preferred shareholders of the Trust and distributions to general partner preferred unitholders of CRLP for the six months ended June 30, 2009, in each case, was $4.1 million, a decrease of $0.6 million from the comparable prior year period. The decrease was the result of the repurchase of 988,750 shares of the Trust’s outstanding 8 1/8% Series D preferred depositary shares during 2008. CRLP repurchased a number of Series D Preferred Units corresponding to the number of Series D preferred shares of the Trust represented by such repurchased Series D Depositary Shares.
Liquidity and Capital Resources
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in each of the Trust’s and CRLP’s Consolidated Condensed Statements of Cash Flows contained in this Form 10-Q.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2009 decreased $30.0 million from the comparable prior year period for the Trust, to $34.6 million from $64.6 million, and decreased $30.4 million from the comparable prior year period for CRLP, to $34.6 million from $64.9 million. The primary reasons were due to cash outflows attributable to changes in our working capital accounts and the decline in operating performance of our fully stabilized communities, partially offset by increases in the ongoing rollout of our bulk cable program. For the remainder of 2009, we expect cash flows from operating activities to be less than 2008 primarily driven by the challenging economic environment and a projected decrease in our core multifamily operations, which we expect to be partially offset by reduced overhead expenses.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2009 was $1.6 million compared to net cash used of $121.8 million for the comparable prior year period for each of the Trust and CRLP. The change is the result of a decrease in development expenditures, capital expenditures and issuances of notes receivable, as well as a decrease in the proceeds from property sales. In 2009, we expect cash used in investing activities to substantially decrease compared to 2008 as we have decided to accelerate our plan to dispose of our for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed-use developments, and we have reduced expenditures attributable to developments due to our decision to postpone/phase future development activities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2009 increased to $37.1 million from $2.0 million for the comparable prior year period for the Trust. CRLP also had an increase in cash used in financing activities of $37.1 million from $2.0 million for the comparable prior year period. The primary reason for the change in cash used in financing activities for the six months ended June 30, 2009, for both the Trust and CRLP was due to an increase in total debt in 2008, which was offset by a decrease in dividend distributions to common and preferred shareholders and unitholders in 2009. Given our availability under our collateralized and unsecured credit facilities, limited debt maturities in 2009 and 2010, the number of unencumbered multifamily properties and our projected asset sales, we expect to have adequate liquidity to execute our plan in the short-term.
Credit Ratings
As of June 30, 2009, our current credit ratings are as follows:

Rating Agency	Rating	Last update

Fitch	BB+ (1)	May 29, 2009
Moody’s	Ba1 (2)	March 27, 2009
Standard & Poor’s	BB+ (1)	March 30, 2009

(1)	Ratings outlook is “stable”.

(2)	Ratings outlook is “negative”.
In March 2009, Moody’s Investors Service lowered the credit rating on CRLP’s senior unsecured debt to Ba1 from Baa3 and Standard & Poor’s lowered the credit rating on CRLP’s senior unsecured debt to BB+ from BBB-. While the downgrades by both Moody’s Investors Service and Standard & Poor’s do not affect our ability to draw proceeds under our unsecured line of credit, the pricing on the credit facility has adjusted from LIBOR plus 75 basis points to LIBOR plus 105 basis points. In addition, on May 13, 2009, Fitch Ratings lowered the credit rating on CLP to BB+ from BBB- and on CRLP’s unsecured revolving credit facility and senior unsecured notes to BB+ from BBB-. Fitch also revised its Rating Outlook from Negative to Stable. Fitch had previously revised its Rating Outlook from Stable to Negative in March 2009. The downgrade by Fitch does not affect our ability to draw proceeds under our unsecured line of credit or otherwise result in any pricing or other changes under our unsecured credit facility. See below for further discussion on the effects of credit rating downgrades on our ability to access the credit and capital markets.
Short-Term Liquidity Needs
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly distributions that we pay to the Trust’s common and preferred shareholders and holders of partnership units in CRLP. In the past, we have primarily satisfied these requirements through cash generated from operations and borrowings under our unsecured credit facility.

The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants and residents, and the ability of these tenants and residents to make their rental payments. The weakening economy and mounting job losses in the U.S., and the slowdown in the overall U.S. housing market, which has resulted in increased supply and deterioration in the multifamily market generally, has adversely affected our ability to lease our multifamily properties as well as the rents we are able to charge and thereby adversely affected our revenues.
We believe that cash generated from dispositions of assets, borrowings under our credit facility, our $50.0 million continuous equity offering program and cash generated from operations, although reduced, will be sufficient to meet our short-term liquidity requirements in 2009. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow. The Trust has filed a registration statement with the Securities and Exchange Commission allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. In addition, as described above, the Trust’s Board of Trustees has authorized management to issue up to $50 million in common shares under this registration statement through a continuous equity offering program, which commenced during the second quarter of 2009. We will continue to review liquidity sufficiency, as well as events that could affect our credit ratings and our ability to access the capital markets and our credit facilities. The volatility and liquidity disruptions in the capital and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares, preferred shares or subordinated notes or through private financings and may create additional risks in the upcoming months and possibly years. A prolonged downturn in the financial markets may cause us to seek alternative sources of financing potentially less attractive than our current financing, and may require us to further adjust our business plan accordingly.
Through the Trust, we have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 1993. If we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to the Trust’s shareholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
Long-Term Liquidity Needs
Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant capital expenditures that need to be made at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares, capital raised through the disposition of assets and joint venture capital transactions. As described above, the Trust has filed a registration statement to facilitate issuance of equity securities on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. While the current market conditions for public offerings of unsecured debt and large-scale public equity offerings are unfavorable, we believe these capital-raising options will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our continued access to these capital sources.
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. As discussed above in “Credit Ratings,” we recently received credit rating downgrades, making it less favorable and less likely, that we will access the unsecured public debt market in the foreseeable future.
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

Over the last few years, we have maintained our asset recycling program, which helps us to maximize our investment returns through the sale of assets that have reached their investment potential and reinvest the proceeds into opportunities with more growth potential. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. In the current market, our ability to sell properties to raise cash is challenging. For example, we may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the six months ended June 30, 2009, we sold Colonial Promenade Fultondale, a retail development for $30.7 million, the remaining 17 units at Regents Park, a for-sale residential development, for $16.3 million, an additional 40 units at our for-sale residential projects and the remaining 27 units at our condominium conversion projects for sales proceeds of $9.6 million. The proceeds from the asset sales were used to repay a portion of borrowings under our Credit Facility.
At June 30, 2009, our total outstanding debt balance was $1.74 billion. The outstanding balance includes fixed-rate debt of $1.53 billion, or 88.2% of the total debt balance, and floating-rate debt of $205.2 million, or 11.8% of the total debt balance. Our total market capitalization as of June 30, 2009 was $2.8 billion, which includes joint venture debt, and our ratio of total outstanding indebtedness to market capitalization was 77.9%. As further discussed below, at June 30, 2009, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.
Distributions
The distribution on the Trust’s common shares and CRLP’s common units payable on August 10, 2009 to holders of record on August 3, 2009, is $0.15 per share. This reduced dividend (compared to the dividend level during 2008) will allow us to improve our liquidity position, further enhance our ability to take advantage of opportunities, and protect against uncertainties in the capital markets without diluting the current shareholder base. We also pay regular quarterly distributions on preferred shares in the Trust and on preferred units in CRLP. The maintenance of these distributions is subject to various factors, including the discretion of the Trust’s Board of Trustees, the Trust’s ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to the Trust’s shareholders (excluding net capital gains).
Collateralized Credit Facilities
In the first quarter of 2009, we, through a wholly-owned special purpose subsidiary of CRLP, closed on a $350 million collateralized loan (the “First FNM Loan”) originated by PNC ARCS LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the First FNM Loan is 6.04%. The First FNM Loan matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The First FNM Loan is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire First FNM Loan amount was drawn on February 27, 2009. The proceeds from the First FNM Loan were used to repay a portion of the outstanding borrowings under our $675.0 million Credit Facility.
On May 29, 2009, we, through a wholly-owned special purpose subsidiary of CRLP, closed on a $156.4 million collateralized loan (the “Second FNM Loan”) originated by Grandbridge Real Estate Capital LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for the Second FNM Loan is 5.31%. The Second FNM Loan matures on June 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required to the maturity date. The Second FNM Loan is collateralized by eight of CRLP’s multifamily apartment communities totaling 2,816 units. The proceeds from the Second FNM Loan were used to repay a portion of the outstanding borrowings under our $675.0 million Credit Facility.
Unsecured Revolving Credit Facility
As of June 30, 2009, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $14.7 million as of June 30, 2009.

Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows us to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on our unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s unsecured debt rating downgrade, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.
The Credit Facility and cash management line, which are primarily used to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares of the Trust, had an aggregate outstanding balance at June 30, 2009 of $191.7 million. The interest rate of the Credit Facility, including the cash management line, was 1.40% at June 30, 2009.
The Credit Facility contains various ratios and covenants that are more fully described in Note 12 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, respectively, included in this Form 10-Q. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact our ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants in the future. We expect to be able to comply with these ratios and covenants in 2009, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants, particularly if economic conditions worsen.
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
Equity Repurchases
On October 29, 2008, the Trust’s Board of Trustees authorized a repurchase program which allows the Trust to repurchase up to $25.0 million of our outstanding 8 1/8% Series D preferred depositary shares over a 12 month period. Each Series D preferred depositary share represents 1/10 of a share of the Company’s 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. In connection with the repurchase of the Series D preferred depositary shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units. The Trust did not repurchase any of its outstanding Series D preferred depositary shares during the three and six month periods ended June 30, 2009. To date, the Trust has purchased $24.0 million of outstanding Series D preferred depositary shares (and CRLP has repurchased a corresponding amount of Series D Preferred Units) under this program. The Trust will continue to monitor the equity markets and repurchase preferred shares if the repurchases meet the required criteria, as funds are available. If the Trust were to repurchase outstanding Series D depositary shares, it would expect to record additional non-cash charges related to the write-off of Series D preferred issuance costs.
Unsecured Senior Note Repurchases
In January 2008, the Trust’s Board of Trustees authorized the repurchase up to $50.0 million of outstanding unsecured senior notes of CRLP. On April 2008, the Board of Trustees authorized a senior note repurchase program to allow the repurchase up to an additional $200.0 million of outstanding unsecured senior notes of CRLP. In December 2008, the April 2008 repurchase program was expanded to authorize repurchases of up to $500.0 million. Under the repurchase program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions through December 31, 2009, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate us to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.

During the six months ended June 30, 2009, we repurchased $412.4 million of CRLP’s outstanding unsecured senior notes. Of this amount, $162.4 million were purchased under our senior notes repurchase program and $250.0 million were repurchased pursuant to our April 2009 tender offer that closed on May 4, 2009, at an aggregate average 10.9% discount to par value, which represents an 8.1% yield to maturity. As a result of the repurchases, we recognized aggregate gains of approximately $41.6 million, which is included in “Gain on retirement of debt” on our Consolidated Statements of Income. We will continue to monitor the debt markets and repurchase certain senior notes, as funds are available to take advantage of favorable conditions to repurchase outstanding CRLP bonds.
As previously disclosed, during April 2009, we commenced a cash tender offer for up to $250.0 million of certain series of CRLP’s outstanding senior notes maturing in 2010 and 2011. On May 4, 2009, CRLP accepted for purchase $250 million in principal amount of outstanding notes maturing in 2010 and 2011 that were validly tendered pursuant to cash tender offer. Of the $250 million, we repurchased $211.4 million of unsecured senior notes maturing in 2010 with the remainder maturing in 2011.
Contingencies
We are involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of our for-sale projects, which were being developed in a joint venture in which we are a majority owner. The contractor is affiliated with our joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against us alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages. Discovery is underway regarding these proceedings.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. We have been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims have been resolved by negotiations and mediations, and others may also be similarly resolved. Some of these claims will likely be arbitrated or litigated to conclusion.
We are continuing to evaluate our options and investigate these claims, including possible claims against the contractor and other parties. We intend to vigorously defend ourselves against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $13.5 million at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, no liability was recorded for these guarantees.
As previously disclosed, we have postponed/phased future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. As a result of the postponement/phasing of this development, we have been evaluating various alternatives for this development, including with respect to our existing contractual obligations to certain future tenants who had previously committed to this development. If we are unable to reach alternative agreements with these future tenants, the tenants may choose not to participate in this development or seek damages from us as a result of the postponement/phasing of the development, or both. As discussed in Notes 7 and 8 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, in July 2009, we decided to hold this project for investment purposes.

During the second quarter 2009, we, through our wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac community development district (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds. The proceeds from the CDD bonds were to be used by the CDD to construct infrastructure for the benefit of the development. As a result of the solicitation, during the second quarter of 2009, we purchased $14.8 million of the outstanding CDD bonds for total consideration of $12.8 million, representing a 13.3% discount to the par amount. In connection with this transaction, our liabilities were reduced by $14.8 million, of which $1.7 million, representing the discount on the purchase of the bonds net of interest and fees, was treated as a non-cash transaction and a reduction to basis. In accordance with EITF 91-10, we recorded restricted cash and other liabilities for the $24.0 million CDD bond issuance. This issuance was treated as a non-cash transaction in our Consolidated Condensed Statement of Cash Flows for the twelve months ended December 31, 2008. In July 2009, we purchased the remaining $9.2 million of the outstanding CDD bonds bringing the total amount purchased to $24.0 million, or 100.0% of the total outstanding CDD bonds. See Notes 15 to the Notes to Consolidated Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
During July 2009, CRLP repurchased $18.5 million of its outstanding unsecured senior notes in separate transactions under CRLP’s previously announced $500 million unsecured senior note repurchase program at a weighted average discount to par value of 10.7%, which represents a yield to maturity of 8.8%. As a result of these repurchases, CRLP expects to recognize an aggregate gain of approximately $1.8 million with respect to these repurchases during the third quarter of 2009.
In connection with the office and retail joint venture transactions, which occurred in 2007, we assumed certain contingent obligations for a total of $15.7 million, of which $6.5 million remains outstanding as of June 30, 2009.
In January 2008, we received notification related to an unclaimed property audit for the States of Alabama and Tennessee. Upon receiving notification from these states, we voluntarily agreed to a review of our unclaimed property status in other states. We completed our review and settled with the State of Texas for an immaterial amount. We are not expecting the other audits/reviews to have a material impact on our financial statements. As of June 30, 2009, we have accrued an estimated liability for the remaining audits.
We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations or cash flows.
Guarantees and Other Arrangements
During April 2007, we committed, with our joint venture partner, to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. We, along with our joint venture partner, committed to each provide 50% of the guarantee. Construction at this site is complete as the project was placed into service during 2008. As of June 30, 2009, the joint venture had drawn $33.4 million on the construction loan, which matures in April 2010. At June 30, 2009, no liability was recorded for the guarantee.
During November 2006, we committed with our joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. We and our joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is complete as the project was placed into service during 2008. As of June 30, 2009, the Colonial Promenade Smyrna joint venture had $30.2 million outstanding on the construction loan, which matures in December 2009. At June 30, 2009, no liability was recorded for the guarantee.
During February 2006, we committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. Construction at this site is complete as the project was placed into service in 2007. As of June 30, 2009, the joint venture had drawn all $27.4 million on the construction loan, which matures in June 2009. At June 30, 2009, no liability was recorded for the guarantee. In July 2009, we agreed to certain amendments to our partnership agreement with CMS with respect to the CMS/Colonial Canyon Creek joint venture, pursuant to which we agreed to provide an additional contribution in connection with the refinancing of the existing construction loan to a permanent loan secured by Colonial Grand at Canyon Creek, a 336-unit apartment community located in Austin, Texas. We will make the expected contribution of $11.0 million in the form of a preferred capital contribution and will have a cumulative preferential return of 8.0%. The existing construction loan has a total outstanding balance of $27.4 million and is scheduled to mature on September 15, 2009. We expect to be required to consolidate this joint venture after making the contribution.
During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of June 30, 2009, this guarantee, which, matures in January 2010, had been reduced to $17.0 million as a result of the pay down of the associated secured debt from the sales of assets. At June 30, 2009, no liability was recorded for the guarantee.

In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At June 30, 2009, the total amount of debt of the joint venture was approximately $16.2 million and matures in December 2012. At June 30, 2009, no liability was recorded for the guarantee.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness totaling $26.5 million at June 30, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by us.
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
Off-Balance Sheet Arrangements
At June 30, 2009, our pro-rata share of mortgage debt of unconsolidated joint ventures is $471.1 million. The aggregate maturities of this mortgage debt are as follows:

(in millions)
2009	$81.9
2010	117.7
2011	11.6
2012	6.5
Thereafter	253.4

$471.1

Of this debt, $63.6 million, $11.7 million and $5.8 million for years 2009, 2010 and 2011, respectively, includes an option for at least a one-year extension. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which may include additional capital contributions from time to time in connection therewith.
On March 1, 2009, a loan collateralized by Broward Financial Center, a 326,000 office building located in Ft. Lauderdale, Florida, in the amount of $46.5 million matured. This property is one of the properties in the DRA/CRT joint venture, in which we are a 15% minority partner. The joint venture did not repay the principal amount due on the loan when it matured, but continues to make interest payments. The loan is non-recourse to us, but our pro rata share of the principal amount of the loan is $7.0 million (based on our ownership interest in the joint venture). We and our joint venture partner are currently in negotiations with the special servicer regarding refinancing options that may be available from the current lender. While no assurance can be given that the joint venture partnership will be able to refinance the loan on reasonable terms, we anticipate that the joint venture will be able to renegotiate an extension of the current loan with the existing lender. If the joint venture is unable to obtain additional financing, payoff the existing loan, or renegotiate suitable terms with the existing lender, the lender would have the right to foreclose on the property in question and, accordingly, the joint venture will lose its interest in the asset.
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

Critical Accounting Policies and Estimates
Please refer to the Trust’s 2008 Annual Report on Form 10-K and to CRLP’s 2008 Annual Report on Form 10-K (in each case, as updated by the Form 8-K filed with the SEC on May 21, 2009) for discussions of our critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the six months ended June 30, 2009 there were no material changes to these policies.
Derivatives and Hedging
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.
The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We did not have any active cash flow hedges during the three or six months ended June 30, 2009.
At June 30, 2009, we had $3.9 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on our variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of our senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt was $0.1 million and $0.3 million during the three and six months ended June 30, 2009, respectively, compared to $0.3 million and $0.2 million during the three and six months ended June 30, 2008, respectively. The changes in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of our senior note repurchase program was $1.1 million for the three and six months ended June 30, 2009 compared to $0.1 million for the three and six months ended June 30, 2009.
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. As of June 30, 2009, we had no derivatives that were not designated as a hedge in a qualifying hedging relationship.
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
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2009, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 88%, which represents an increase of 6% since December 31, 2008. This increase is a result of the proceeds received from the fixed-rate Fannie Mae Loans which were used to pay down a portion of the borrowings outstanding on our variable rate unsecured credit facility. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds From Operations
Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before noncontrolling interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in our industry. We believe that the line on our consolidated statement of operations entitled “net income available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to company management evaluating the operating performance of our reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to key employees. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of the company’s needs, including our ability to make distributions.
The following information is provided to reconcile net income available to common shareholders of the Trust, the most comparable GAAP measure, to FFO, and to show the items included in our FFO for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and unit data)	2009	2008	2009	2008

Net income available to common shareholders	$(1,903)	$9,074	$12,001	$23,306
Noncontrolling interest in CRLP	(339)	1,902	2,165	4,913
Noncontrolling interest in gain/(loss) on sales of undepreciated property	—	—	992	—

Total	$(2,242)	$10,976	$15,158	$28,219

Adjustments (consolidated):
Real estate depreciation	27,778	23,088	55,186	46,306
Real estate amortization	386	336	728	702
Consolidated gains from sales of property, net of income tax and noncontrolling interest	175	(7,450)	(5,250)	(12,294)
Gains from sales of undepreciated property, net of income tax and noncontrolling interest (1)	(187)	2,205	3,544	4,130
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	4,449	5,292	9,234	10,441
Real estate amortization	1,638	2,460	3,452	4,818
Gains from sales of property	35	(4,497)	52	(16,793)

Funds from operations (2)	$32,032	$32,410	$82,104	$65,529

Income allocated to participating securities	(156)	(264)	(401)	(534)

Funds from Operations available to common shareholders and unitholders	$31,876	$32,146	$81,703	$64,995

FFO per Share (2)
Basic	$0.56	$0.57	$1.43	$1.14

Diluted	$0.56	$0.56	$1.43	$1.14

Weighted average common shares outstanding — basic	48,649	46,927	48,427	46,892
Weighted average partnership units outstanding — basic (3)	8,729	9,949	8,794	9,980

Weighted average shares and units outstanding — basic	57,378	56,876	57,221	56,872
Effect of diluted securities	—	145	—	145

Weighted average shares and units outstanding — diluted	57,378	57,021	57,221	57,017

(1)	We recognize incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds, less costs of sales, from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by our taxable REIT subsidiary.

(2)	FFO for the three and six months ended June 30, 2009 includes $2.4 million and $3.4 million of non-cash impairment charges, respectively, which is equivalent to $0.04 and $0.06 per basic and diluted share (net of income taxes), respectively.

(3)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2009, we had approximately $205.2 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.1 billion of total assets as of June 30, 2009.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $2.1 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.1 million. This assumes that the amount outstanding under our variable rate debt remains approximately $205.2 million, the balance as of June 30, 2009.
As of June 30, 2009, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, on behalf of both the Trust and CRLP, of the effectiveness as of June 30, 2009 of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risk factors contained in the Annual Reports on Form 10-K for the fiscal year ended December 31, 2008 of the Trust and CRLP, respectively, and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in the 2008 Annual Reports on Form 10-K of the Trust and CRLP, respectively, are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of repurchases by the Trust of our common shares for the three months ended June 30, 2009 is as follows:

			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet be
	Total Number of Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans

April 1 – April 30, 2009	15,660	$7.13	—	—
May1 – May 31, 2009	183	$7.55	—	—
June 1 – June 30, 2009	28	$7.21	—	—

Total	15,871	$7.14	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Stock Option and Restricted Stock Plan or our 2008 Omnibus Incentive Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of common units. Accordingly, during the three months ended June 30, 2009, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the Table above.
The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plan in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended June 30, 2009, CRLP issued 92,414 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $0.6 million.
The Trust also issues common shares from time to time under its continuous equity offering program that are registered under the Act. Pursuant to the Partnership Agreement, each time the Trust issues common shares pursuant to this program, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended June 30, 2009, CRLP issued 601,400 common units to the Trust for shares issued under the Trust’s continuous equity issuance program for an aggregate of approximately $4.9 million.

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Colonial Properties Trust was held on April 22, 2009. The following is a tabulation of the voting on each proposal presented at the Annual Meeting:
Proposal 1 — Election of Trustees

Elected Trustees	Term Expires	Votes For	Votes Withheld
Carl F. Bailey	2010	43,840,625	960,705
M. Miller Gorrie	2010	42,027,374	2,773,955
William M. Johnson	2010	43,909,885	891,444
Glade M. Knight	2010	43,237,226	1,564,103
James K. Lowder	2010	42,027,793	2,773,537
Thomas H. Lowder	2010	43,313,379	1,487,950
Herbert A. Meisler	2010	43,828,176	973,153
Claude B. Nielsen	2010	43,886,338	914,992
Harold W. Ripps	2010	43,887,125	914,205
John W. Spiegel	2010	43,612,830	1,188,499
Proposal 2 — Ratification of Appointment of Independent Auditors
The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2009 was approved. The following votes were taken in connection with this proposal:

Votes For	44,365,086
Votes Against	352,709
Abstentions	83,534
Item 6. Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL PROPERTIES TRUST

Date: August 4, 2009	By:	/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III
President and Chief Financial Officer

Date: August 4, 2009	By:	/s/ Bradley P. Sandidge Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP,
A Delaware limited partnership

	By:	Colonial Properties Trust
Its General Partner

Date: August 4, 2009	By:	/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III
President and Chief Financial Officer

Date: August 4, 2009	By:	/s/ Bradley P. Sandidge Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

Page

10.1	Summary of the 2009 Annual Incentive Plan of the Trust.	Filed herewith	85

10.2	Master Credit Facility Agreement by and between CMF 7 Portfolio LLC, as Borrower, Colonial Realty Limited Partnership, as Guarantor, and Grandbridge Real Estate Capital LLC, as Lender.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.3	Fixed Facility Note (Standard Maturity) dated May 29, 2009, in the original principal amount of $145.2 million made by CMF 7 Portfolio LLC to the order of Grandbridge Real Estate Capital LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2009	—

10.4	Fixed Facility Note (Standard Maturity) dated May 29, 2009, in the original principal amount of $11.2 million made by CMF 7 Portfolio LLC to the order of Grandbridge Real Estate Capital LLC.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2009	—

10.5	Equity Distribution Agreement, dated May 22, 2009, by and among the Company, the Operating Partnership and Wachovia Capital Markets, LLC, as Agent	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2009	—

12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Share Distributions for the Trust	Filed herewith	Page 87

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith	Page 88

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 89

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 90

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 91

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 92

Page

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 93

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 94

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 95

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 96