Form 10-Q
period 2009-09-30
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2009-11-06
CIK 909111, 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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

Colonial Properties Trust	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Colonial Realty Limited Partnership	Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Colonial Properties Trust	YES ☐ NO ☑
Colonial Realty Limited Partnership	YES ☐ NO ☑
As of November 4, 2009, Colonial Properties Trust had 66,310,156 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Explanatory Note
This Form 10-Q includes information with respect to both Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned an 86.9% limited partner interest as of September 30, 2009. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Separate financial statements and accompanying notes are provided for each of the Trust and CRLP. Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both the Trust and CRLP since the Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

		(as adjusted)
	September 30, 2009	December 31, 2008
ASSETS
Land, buildings & equipment	$3,045,801	$2,873,274
Undeveloped land and construction in progress	246,413	309,010
Less: Accumulated depreciation	(490,428)	(403,858)
Real estate assets held for sale, net	91,928	196,284

Net real estate assets	2,893,714	2,974,710

Cash and cash equivalents	3,851	9,185
Restricted cash	26,178	29,766
Accounts receivable, net	20,719	23,102
Notes receivable	17,355	2,946
Prepaid expenses	16,756	5,332
Deferred debt and lease costs	19,223	16,783
Investment in partially-owned entities	31,405	46,221
Deferred tax asset	1,005	9,311
Other assets	27,880	37,813

Total assets	$3,058,086	$3,155,169

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,393,967	$1,450,389
Unsecured credit facility	278,950	311,630

Total debt	1,672,917	1,762,019

Accounts payable	26,676	53,565
Accrued interest	18,112	20,717
Accrued expenses	31,868	7,521
Other liabilities	11,899	38,890

Total liabilities	1,761,472	1,882,712

Redeemable Noncontrolling interest:
Common units	125,002	124,848

Equity:
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,004,735 and 4,011,250 depositary shares issued and outstanding at September 30, 2009 and December 31, 2008	4	4
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 59,821,716 and 54,169,418 shares issued at September 30, 2009 and December 31, 2008, respectively	598	542
Additional paid-in capital	1,661,030	1,619,897
Cumulative earnings	1,301,364	1,281,330
Cumulative distributions	(1,739,218)	(1,700,739)
Noncontrolling interest	101,068	101,943
Treasury shares, at cost; 5,623,150 shares at September 30, 2009 and December 31, 2008	(150,163)	(150,163)
Accumulated other comprehensive loss	(3,071)	(5,205)

Total equity	1,171,612	1,147,609

Total liabilities and equity	$3,058,086	$3,155,169

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Minimum rent	$69,028	$70,131	$209,476	$205,073
Tenant recoveries	848	1,116	2,823	3,256
Other property related revenue	10,823	9,070	30,191	26,109
Construction revenues	—	654	36	9,102
Other non-property related revenue	3,987	5,186	11,366	15,542

Total revenue	84,686	86,157	253,892	259,082

Expenses:
Property operating expenses	25,615	23,093	70,979	62,783
Taxes, licenses and insurance	8,385	10,347	29,672	29,238
Construction expenses	—	673	35	8,503
Property management expenses	1,728	2,088	5,329	6,402
General and administrative expenses	4,073	5,993	12,982	17,562
Management fees and other expenses	3,340	4,335	11,096	12,269
Restructuring charges	588	—	1,400	—
Investment and development	100	80	1,585	956
Depreciation	28,070	24,191	84,130	70,568
Amortization	864	833	2,936	2,560
Impairment	221	—	1,839	—

Total operating expenses	72,984	71,633	221,983	210,841

Income from operations	11,702	14,524	31,909	48,241

Other income (expense):
Interest expense and debt cost amortization	(23,840)	(18,998)	(69,192)	(56,026)
Gains on retirement of debt	14,929	2,515	56,480	10,716
Interest income	345	634	1,095	2,609
(Loss) Income from Partially-Owned Investments	(3,317)	1,190	(4,595)	13,497
Loss on hedging activities	(649)	(46)	(1,709)	(127)
Gain from sales of property, net of income taxes of $1 (Q309) and $643 (Q308) and $3,157 (YTD09) and $1,309 (YTD08)	507	1,814	5,745	4,250
Income taxes and other	(352)	216	2,518	892

Total other income (expense)	(12,377)	(12,675)	(9,658)	(24,189)

(Loss) income from continuing operations	(675)	1,849	22,251	24,052

Income (loss) from discontinued operations	280	1,048	(198)	5,760
(Loss) gain on disposal of discontinued operations, net of income taxes of $0 (Q309) and $ 41 (Q308) and $70 (YTD09) and $1,064 (YTD08)	(6)	33,355	6	43,213

Income (loss) from discontinued operations	274	34,403	(192)	48,973

Net (loss) income	(401)	36,252	22,059	73,025

Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	623	304	(1,445)	(1,981)
Noncontrolling interest in CRLP — preferred unitholders	(1,813)	(1,813)	(5,438)	(5,452)
Noncontrolling interest of limited partners	—	(68)	(999)	(316)
Discontinued Operations
Noncontrolling interest in CRLP from discontinued operations	(60)	(5,733)	(60)	(8,458)
Noncontrolling interest of limited partners	155	71	597	341

Income attributable to noncontrolling interest	(1,095)	(7,239)	(7,345)	(15,866)

Net (loss) income attributable to parent company	(1,496)	29,013	14,714	57,159

Dividends to preferred shareholders	(1,998)	(2,037)	(6,108)	(6,705)
Preferred share issuance costs write-off, net of discount	30	240	25	(27)

Net (loss) income available to common shareholders	$(3,464)	$27,216	$8,631	$50,427

Net (loss) income per common share — Basic:
Income from continuing operations	$(0.08)	$(0.04)	$0.17	$0.19
Income from discontinued operations	0.01	0.61	—	0.87

Net (loss) income per common share — Basic	$(0.07)	$0.57	$0.17	$1.06

Net (loss) income per common share — Diluted:
Income from continuing operations	$(0.08)	$(0.04)	$0.17	$0.19
Income from discontinued operations	0.01	0.61	—	0.86

Net (loss) income per common share — Diluted	$(0.07)	$0.57	$0.17	$1.05

Weighted average common shares outstanding:
Basic	50,787	47,369	49,222	47,046
Diluted	50,787	47,369	49,222	47,153
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)
(unaudited)

			Additional					Accumulated Other	Total	Redeemable
For the Nine Months Ended	Preferred	Common	Paid-In	Cumulative	Cumulative	Noncontrolling	Treasury	Comprehensive	Shareholders’	Common
September 30, 2009 and 2008	Shares	Shares	Capital	Earnings	Distributions	Interest	Shares	Loss	Equity	Units

Balance December 31, 2007	$5	$528	$1,579,969	$1,320,710	$(1,601,267)	$102,439	$(150,163)	$(6,058)	$1,246,163	$214,166

Comprehensive income
Net income (loss)				62,702		(24)			62,678	$10,347
Net change in derivative value								448	448

Total comprehensive income (loss)									63,126
Distributions on common shares ($1.50 per share)					(71,298)				(71,298)	(14,770)
Distributions on preferred shares					(12,184)				(12,184)
Issuance of Restricted Common Shares of Beneficial Interest		1	(2,226)						(2,225)
Amortization of stock based compensation			4,186						4,186
Redemption of Series D preferred shares of beneficial interest	(1)		(23,843)						(23,844)
Cancellation of vested restricted shares to pay taxes			(676)						(676)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		1	445						446
Issuance of common shares of beneficial interest through options exercised			696						696
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		5	11,618						11,623	(11,618)
Change in interest of limited partners						(429)			(429)
Change in redemption value of common units			(2,469)						(2,469)	2,469

Balance September 30, 2008	$4	$535	$1,567,700	$1,383,412	$(1,684,749)	$101,986	$(150,163)	$(5,610)	$1,213,116	$200,594

Balance December 31, 2008	$4	$542	$1,619,897	$1,281,330	$(1,700,739)	$101,943	$(150,163)	$(5,205)	$1,147,609	$124,848

Comprehensive income
Net income				20,034		396			20,430	$1,629
Net change in derivative value								2,134	2,134

Total comprehensive income (loss)									22,564
Distributions on common shares ($0.55 per share)					(26,959)				(26,959)	(4,753)
Distributions on preferred shares					(11,520)				(11,520)
Issuance of Restricted Common Shares of Beneficial Interest			(273)						(273)
Amortization of stock based compensation			1,938						1,938
Redemption of Series D preferred shares of beneficial interest			(157)						(157)
Cancellation of vested restricted shares to pay taxes			(168)						(168)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan and Equity Offering Program		49	44,835						44,884
Issuance of common shares of beneficial interest through options exercised
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		7	4,709						4,716	(4,715)
Equity Offering Cost of Capital			(1,758)						(1,758)
Change in interest of limited partners						(1,271)			(1,271)
Change in redemption value of common units			(7,993)						(7,993)	7,993

Balance September 30, 2009	$4	$598	$1,661,030	$1,301,364	$(1,739,218)	$101,068	$(150,163)	$(3,071)	$1,171,612	$125,002

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$22,059	$73,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,717	75,434
Loss (income) from unconsolidated entities	4,595	(13,497)
Gains from sales of property	(8,887)	(49,836)
Impairment	3,890	—
Gain on retirement of debt	(56,480)	(10,716)
Distributions of income from unconsolidated entities	9,529	11,397
Other, net	3,312	25
Change in:
Restricted cash	(878)	(362)
Accounts receivable	10,689	8,217
Prepaid expenses	(11,424)	2,410
Other assets	8,972	5,202
Change in:
Accounts payable	(18,234)	(12,112)
Accrued interest	(2,605)	1,927
Accrued expenses and other	21,293	9,677

Net cash provided by operating activities	74,548	100,791

Cash flows from investing activities:
Acquisition of properties	—	(7,369)
Development expenditures	(40,591)	(264,821)
Tenant improvements and leasing commissions	99	(3,104)
Capital expenditures	(13,129)	(17,929)
Proceeds from sales of property, net of selling costs	62,507	169,946
Issuance of notes receivable	(21)	(8,579)
Repayments of notes receivable	2,334	4,662
Distributions from unconsolidated entities	2,702	31,059
Capital contributions to unconsolidated entities	(58)	(5,517)
Sale of securities	1,622	4,780

Net cash provided by (used in) investing activities	15,465	(96,872)

Cash flows from financing activities:
Proceeds from additional borrowings	521,959	71,302
Proceeds from dividend reinvestment plan and exercise of stock options	2,317	1,140
Proceeds from common share issuance, net of expenses	41,123	—
Principal reductions of debt	(550,538)	(172,852)
Payment of debt issuance costs	(5,841)	(1,708)
Net change in revolving credit balances and overdrafts	(38,706)	154,953
Dividends paid to common and preferred shareholders	(38,479)	(83,482)
Distributions to noncontrolling partners in CRLP	(4,753)	(14,769)
Redemption of Nord du Lac CDD bonds	(22,429)	—
Repurchase of Preferred Series D Shares	—	(23,844)

Net cash used in financing activities	(95,347)	(69,260)

Decrease in cash and cash equivalents	(5,334)	(65,341)
Cash and cash equivalents, beginning of period	9,185	93,033

Cash and cash equivalents, end of period	$3,851	$27,692

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$71,973	$70,213
Cash (received) paid during the period for income taxes	$(9,849)	$4,881

Supplemental disclosure of non-cash transactions:
Consolidation of Regents Park for-sale property development	—	$30,689
Consolidation of CMS V / CG at Canyon Creek Joint Venture	$27,116	—
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
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
Note 1 — Organization and Business
As used herein, “the Company” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”) and one or more of its subsidiaries and other affiliates, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 186 properties as of September 30, 2009, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2009, including properties in lease-up, the Company owns interests in 112 multifamily apartment communities (including 105 wholly-owned consolidated properties and seven properties partially-owned through unconsolidated joint venture entities), and 74 commercial properties, consisting of 48 office properties (including three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint venture entities) and 26 retail properties (including five wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Except for the impact from the adoption of new accounting pronouncements (see Note 9), the consolidated condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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

The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to the Company and engages in for-sale development and condominium conversion activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes was $0 and $0.2 million for the three months ended September 30, 2009 and 2008, respectively. CPSI’s effective income tax rate was 0.0% and 30.6% for the three months ended September 30, 2009 and 2008, respectively. CPSI’s consolidated provision for income taxes was $0 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. CPSI’s effective income tax rate was 0.0% and 37.9% for the nine months ended September 30, 2009 and 2008, respectively.
As discussed in the 2008 Form 10-K, at December 31, 2008, the portion of the net deferred tax asset that the Company deemed recoverable approximated the amount of unutilized carryback potential to the 2007 tax year. This analysis was based on 2009 taxable losses exceeding the 2007 taxable income. The estimated taxable loss incurred through September 30, 2009 exceeds the taxable income generated in the 2007 tax year.
Tax years 2003 through 2008 are subject to examination by the federal taxing authorities. Generally, tax years 2006 through 2008 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
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
The Company had recorded accrued interest related to its outstanding notes receivable of $0.1 million as of September 30, 2009 and December 31, 2008. As of September 30, 2009 and December 31, 2008, the Company had a $1.8 million reserve recorded against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 5.6% and 5.9% per annum as of September 30, 2009 and December 31, 2008, respectively. Interest income is recognized on an accrual basis.

Fair Value Measures
The Company applies SFAS No. 157, Fair Value Measurements, also known as ASC 820-10 “Fair Value Measurements”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4) and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 12) and notes receivable (see above). The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at September 30, 2009. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
At September 30, 2009, certain assets held for sale were carried at their estimated fair value of $91.9 million on the Company’s consolidated balance sheet, using Level 3 inputs consisting primarily of current contracts and recent sales activity experienced by the Company.
At September 30, 2009, the estimated fair value of fixed rate debt was approximately $1.35 billion (carrying value of $1.38 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s line of credit, is consistent with the carrying value of $292.4 million.
At September 30, 2009 the estimated fair value of the Company’s notes receivable at September 30, 2009 and December 31, 2008 was approximately $17.4 million and $3.0 million, respectively, based on market rates and similar financing arrangements.
Accounting Pronouncements
Pronouncements Recently Adopted
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. ASC 105-10 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. In addition, the FASB no longer will consider new standards as authoritative in their own right. Instead the new standards will serve only to provide background information about the issue, update the Codification and provide the basis for conclusions regarding changes in the Codification. ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company does not expect the adoption of ASC 105-10 to have a material impact on its consolidated financial statements; however it has adjusted historical GAAP references in this third quarter 2009 Form 10-Q.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, also known as ASC 825-10 “Financial Instruments” (“ASC 825-10”). ASC 825-10 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. ASC 825-10 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, also known as ASC 855-10 “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes the principles and requirements for recognizing and disclosing subsequent events under GAAP. ASC 855-10 incorporates the principles and accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB, as well as prescribes disclosure regarding the date through which subsequent events have been evaluated. Companies are required to evaluate subsequent events through the date the financial statements are issued. ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

Pronouncements Not Yet Effective
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
Note 3 — Restructuring Charges
In light of the ongoing recession and credit crisis, the Company announced in early 2009 that it has renewed its focus on maintaining a strong balance sheet, improving liquidity, addressing near term debt maturities, managing existing properties and operating the Company’s portfolio efficiently, including reducing overhead and postponing or phasing future development activities. The Company incurred $0.6 million and $1.4 million of restructuring charges during the three and nine months ended September 30, 2009, respectively.
During the first and third quarters of 2009, the Company reduced its workforce by 30 and 24 employees, respectively, through the elimination of certain positions resulting in the Company incurring an aggregate of $0.8 million and $0.6 million, respectively, in termination benefits and severance related charges. Of the $1.4 million in restructuring charges recorded in 2009, approximately $0.5 million was associated with the Company’s multifamily segment, including $0.2 million associated with development personnel; $0.8 million was associated with the Company’s commercial segment, including $0.3 million associated with development personnel; and $0.1 million of these restructuring costs were non-divisional charges.
Of the $1.4 million recorded in 2009, $0.7 million is included in “Accrued expenses” on the Company’s Consolidated Condensed Balance Sheet at September 30, 2009.
The expenses of the Company’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2009.
Note 4 — Impairment
During the three months ended September 30, 2009, the Company recorded a non-cash impairment charge in the aggregate of $0.5 million. Of the charge, $0.2 million was attributable to Colonial Grand at Traditions and $0.3 million was related to the bulk sale of the remaining units at Portofino at Jensen Beach.
In September 2009, the Company determined that it was probable that the Company will have to fund a $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a 324-unit apartment community located in Gulf Shores, Alabama. Accordingly, the Company recognized a charge to earnings of $3.5 million in the third quarter of 2009 for this expected payment, which is included in “(Loss) Income from Partially-Owned Investments” in the Company’s Consolidated Statements of Income. In addition, the Company has determined that its 35% joint venture interest is impaired and that this impairment is other than temporary. The impairment charge was calculated as the difference between the estimated fair value of the Company’s joint venture interest and the current book value of the Company’s joint venture interest. As a result, the Company recognized a non-cash charge of $0.2 million in third quarter of 2009 for this other-than-temporary impairment, which is included in “Impairment” in the Company’s Consolidated Condensed Statements of Income.
As a result of the bulk sale of the remaining units at Portofino at Jensen Beach during the third quarter of 2009, the Company recorded an additional non-cash impairment charge of $0.3 million as a result of the sales price versus the net book value of the asset. The $0.3 million charge is included in “(Loss) Income from Discontinued Operations” on the Company’s Consolidated Condensed Statements of Income.

The Company has recorded an aggregate of $3.9 million of non-cash impairment charges during the nine months ended September 30, 2009. Of the $1.8 million of charges reflected in “Impairment” in the Consolidated Condensed Statements of Income for the nine months ended September 30, 2009, $0.7 million was recorded for Colonial Pinnacle Craft Farms, $0.5 million was recorded for Grander, $0.3 million was recorded for Regents Park, $0.2 million was recorded for Colonial Grand at Traditions and $0.1 million is related to three outparcels at Colonial Promenade at Tannehill. Of the $2.1 million included in “(Loss) Income from discontinued operations” in the Consolidated Condensed Statements of Income, $1.2 million was recorded for Murano at Delray Beach and $0.9 million for Portofino at Jensen Beach.
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
Note 5 — Disposition Activity
During the first quarter of 2009, the Company disposed of Colonial Promenade Fultondale, a 159,000 square-foot (excluding anchor-owned square footage) wholly-owned retail asset, which was developed by the Company. The Company sold this asset for approximately $30.7 million, which included $16.9 million of seller-financing. The net proceeds were used to reduce the amount outstanding on the Company’s unsecured credit facility. The Company maintained an interest in the property by extending seller-financing; therefore, this property is presented in continuing operations in the Company’s Consolidated Condensed Statements of Income.
During the second quarter of 2009, the Company transferred its remaining 15% noncontrolling joint venture interest in a retail asset to the majority joint venture partner. As a result of the transaction, the Company recorded an impairment of $0.7 million with respect to the Company’s remaining equity interest in the joint venture.
In July 2009, the Company closed on a transaction with its joint venture partner CMS, in which CMS purchased all of the Company’s interest in four single asset multifamily joint ventures (see Note 11). Since the Company had a noncontrolling interest in these joint ventures, the operations, as well as the proceeds from the sale, are presented in “(Loss) income from Partially-owned Investments” in the Company’s Consolidated Condensed Statements of Income.
In August 2009, the Company disposed of its 20% noncontrolling joint venture interest in Cunningham, a 280-unit multifamily apartment community located in Austin, Texas (see Note 11). Since the Company had a noncontrolling interest in this asset, the operations, as well as the proceeds from the sale, are presented in “(Loss) income from Partially-owned Investments” in the Company’s Consolidated Condensed Statements of Income.
In September 2009, the Company disposed of all of its remaining condominium units at Portofino at Jensen Beach and Murano at Delray Beach (see Note 6).

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

			Units/ Square
Property	Location	Date Sold	Feet

Multifamily
Portofino at Jensen Beach	Port St. Lucie, FL	September 2009	118
Murano at Delray Beach	West Palm Beach, FL	September 2009	93
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200

Commercial
250 Commerce Center (Office)	Montgomery, AL	February 2008	37,000
Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, the Company does not intend to retain a continuing interest in the property, and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of September 30, 2009, the Company had classified one retail asset, nine for-sale developments and one parcel of land as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $17.0 million, $67.7 million and $7.2 million, respectively, as of September 30, 2009, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of September 30, 2009. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented. Depreciation or amortization expense suspended as a result of assets being classified as held for sale for the three and nine months ended September 30, 2009 was approximately $55,000 and $166,100, respectively. Depreciation or amortization expense suspended as a result of assets being classified as held for sale was approximately $17,000 for three and nine months ended September 30, 2008.
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

Below is a summary of the operations of the properties classified as discontinued operations during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2009	2008	2009	2008

Property revenues:
Base rent	$834	$2,398	$3,063	$11,620
Tenant recoveries	41	1	158	104
Other revenue	163	245	653	1,182

Total revenues	1,038	2,644	3,874	12,906

Property operating and administrative expenses	507	1,226	1,890	5,960
Impairment	251	—	2,051	—
Depreciation and amortization	—	428	131	1,325

Total expenses	758	1,654	4,072	7,285
Interest income (expense), net	—	58	—	139

Income (loss) from discontinued operations before net gain on disposition of discontinued operations	280	1,048	(198)	5,760
Net (loss) gain on disposition of discontinued operations, net of income taxes	(6)	33,355	6	43,213
Noncontrolling interest in CRLP from discontinued operations	(60)	(5,733)	(60)	(8,458)
Noncontrolling interest to limited partners	155	71	597	341

Income from discontinued operations attributable to parent company	$369	$28,741	$345	$40,856

Note 6 — For-Sale Activities
During the first quarter of 2009, the Company completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia, for $16.3 million in cash. The proceeds from the sale were used to reduce the outstanding balance on the Company’s unsecured credit facility.
In September 2009, the Company completed the sale of all of its remaining condominium units at Murano at Delray Beach and Portofino at Jensen Beach, 93 units and 118 units, respectively, in two separate bulk transactions for total sales proceeds of $15.8 million in cash. These assets were originally condominium conversion properties but the remaining units were included in the Company’s multifamily rental pool at time of sale. These assets were unencumbered and the net proceeds were used to reduce the amount outstanding on the Company’s unsecured credit facility.
In addition to the sale of the units described above, during the three months ended September 30, 2009 and 2008, the Company, through CPSI, sold 53 and 27 units, respectively, at its for-sale residential development properties. As of September 30, 2009, all of the Company’s condominium conversion properties had been sold. During the three months ended September 30, 2008, the Company, through CPSI, disposed of one condominium unit at the Company’s condominium conversion properties.

During the three months ended September 30, 2009 and 2008, gains from sales of property on the Company’s Consolidated Condensed Statements of Income included $0.6 million and $1.0 million (excluding income taxes of $396,000), respectively, from these condominium and for-sale residential sales. There were no taxes associated with the sales of units during the three months ended September 30, 2009. During the nine months ended September 30, 2009 and 2008, gains from sales of property on the Company’s Consolidated Condensed Statements of Income included $0.7 million (excluding income taxes of $70,000) and $1.7 million (excluding income taxes of $550,000), respectively, from these condominium and for-sale residential sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2009	2008	2009	2008

Condominium revenues, net	$15,730	$145	$16,851	$448
Condominium costs	(15,714)	(152)	(16,592)	(401)

Gains (losses) on condominium sales, before income taxes	16	(7)	259	47

For-sale residential revenues, net	8,855	8,678	33,553	17,795
For-sale residential costs	(8,260)	(7,667)	(33,083)	(16,177)

Gains on for-sale residential sales, before income taxes	595	1,011	470	1,618

Provision for income taxes	—	(396)	(70)	(550)

Gains on condominium conversions and for-sale residential sales, net of income taxes	$611	$608	$659	$1,115

The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For the three months ended September 30, 2009 and 2008, there were only nominal gains related to condominium unit sales included in discontinued operations. For the nine months ended September 30, 2009 and 2008, gains on condominium unit sales of $0.2 million and $0.1 million, net of income taxes, are included in discontinued operations, respectively.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 7 — Undeveloped Land and Construction in Progress
As previously discussed, the Company has postponed or is phasing future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. Specifically with respect to Colonial Pinnacle Nord du Lac, the Company decided at the beginning of 2009 to adopt a phased approach and, in effect, postpone significant portions of this development. This approach was designed to allow the Company to evaluate various alternatives for this development but the intent was to ultimately sell the project. Accordingly, the project was classified as “Real estate assets held for sale, net” on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2009 and June 30, 2009. In July 2009, the Company reevaluated its plans with respect to this development and decided to hold this project for investment purposes and, therefore, Colonial Pinnacle Nord du Lac was reclassified from an asset “held for sale” to an asset “held for use” on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2009 (see Note 14).
During the second quarter 2009, the Company transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square-foot (excluding anchor-owned square footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. As part of the agreement, the Company commenced development of an additional 67,700-square foot phase of the retail shopping center (Colonial Promenade Craft Farms) during the three months ended June 30, 2009, which will be anchored by a 45,600-square-foot Publix supermarket. The development is expected to be completed in the second quarter 2010, and costs are anticipated to be $9.9 million.
During the third quarter 2009, the Company completed the development of two multifamily apartment communities, Colonial Grand at Desert Vista, a 380-unit apartment community located in Las Vegas, Nevada, and Colonial Grand at Ashton Oaks, a 362-unit apartment community located in Austin, Texas. Project development costs, including land acquisition costs, for these two assets were approximately $86.1 million and were funded through the Company’s unsecured credit facility.

The Company’s ongoing consolidated development projects are in various stages of the development cycle. Active developments as of September 30, 2009 consist of:

		Total
		Units/			Costs
		Square		Estimated	Capitalized
		Feet (1)	Estimated	Total Costs	to Date
	Location	(unaudited)	Completion	(in thousands)	(in thousands)

Commercial Projects:
Colonial Promenade Tannehill (Retail) (2)	Birmingham, AL	350	2010	$7,100	$2,994
Colonial Promenade Craft Farms (Retail)	Gulf Shores, AL	68	2010	9,900	3,556

Construction in Progress for Active Developments					$6,550

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	Total cost and development costs recorded through September 30, 2009 have been reduced by $50.2 million for the portion of the development that was placed into service through September 30, 2009. Total cost for this project is expected to be approximately $57.3 million, of which up to $11.6 million may potentially be received from local municipalities as reimbursement for infrastructure costs.
During the third quarter 2009, the Company also completed a 166,000 square-foot retail development, Colonial Pinnacle Turkey Creek III, located in Knoxville, Tennessee, in which the Company maintains a 50% noncontrolling interest in. The Company’s portion of the project development costs, including land acquisition costs, were approximately $12.3 million and were funded through the Company’s unsecured credit facility.
Interest capitalized on construction in progress during the three months ended September 30, 2009 and 2008 was $0.5 million and $6.6 million, respectively. Interest capitalized on construction in progress during the nine months ended September 30, 2009 and 2008 was $3.5 million and $20.0 million, respectively.
There are no for-sale residential projects actively under development as of September 30, 2009. In line with the Company’s strategic initiatives, the Company has decided to postpone development activities associated with the projects listed in the table below until it determines that the current economic environment has sufficiently improved.

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)

Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,284
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,389
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,155
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,872
Colonial Grand at South End	Charlotte, NC	353	12,188
Colonial Grand at Azure	Las Vegas, NV	188	7,795
Colonial Grand at Cityway	Austin, TX	320	4,974

Commercial Projects:
Colonial Promenade Huntsville (Retail)	Huntsville, AL	111	9,692
Colonial Promenade Nord du Lac (Retail) (3)	Covington, LA	—	43,304

Other Projects and Undeveloped Land
Multifamily			2,574
Commercial			47,976
For-Sale Residential			61,660

Consolidated Construction in Progress			$239,863

(1)	This project is part of mixed-use development.

(2)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(3)	Costs capitalized to date for this development are presented net of a $19.3 million non-cash impairment charge recorded during the fourth quarter of 2009.

Note 8 — Net Income Per Share
For the three and nine months ended September 30, 2009 and 2008, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(amounts in thousands)	2009	2008	2009	2008

Numerator:
Net (loss) income attributable to parent company	$(1,496)	$29,013	$14,714	$57,159
Less:
Preferred stock dividends	(1,998)	(2,037)	(6,108)	(6,705)
Income from discontinued operations	(369)	(28,741)	(345)	(40,856)
Income allocated to participating securities	(41)	(233)	(152)	(699)
Preferred share issuance costs write-off, net of discount	30	240	25	(27)

(Loss) income from continuing operations available to common shareholders	$(3,874)	$(1,758)	$8,134	$8,872

Denominator:
Denominator for basic net income per share — weighted average common shares	50,787	47,369	49,222	47,046
Effect of dilutive securities	—	—	—	107

Denominator for diluted net income per share — adjusted weighted average common shares	50,787	47,369	49,222	47,153

For the three months ended September 30, 2009 and 2008, the Company reported a net loss from continuing operations, and as such, 1,699 and 63,507 dilutive share equivalents, respectively, have been excluded from the computation of diluted net income per share because including such shares would be anti-dilutive. For the nine months ended September 30, 2009 and 2008, the Company reported net income from continuing operations, however, options to purchase 1,331,467 and 1,014,058 shares, respectively, were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares, and therefore, the effect of including such shares would be anti-dilutive.
Note 9 — Equity
The following table presents the changes in the issued common shares of beneficial interest since December 31, 2008 (but excluding 8,185,845 and 8,860,971 units of CRLP at September 30, 2009 and December 31, 2008, respectively, which are redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share):

Issued at December 31, 2008 (1)	54,169,418

Common shares issued through dividend reinvestments	47,153
Restricted shares issued (cancelled), net	11,599
At-the-market continuous equity offering program	4,802,971
Redemption of CRLP units for common shares	675,126
Issuances under other employee and nonemployee share plans	115,449

Issued at September 30, 2009 (1)	59,821,716

(1)	Includes 5,623,150 treasury shares.

At-the-Market Continuous Equity Offering Program
On April 22, 2009, the Company’s Board of Trustees approved the issuance of up to $50.0 million of common shares under an at-the-market continuous equity offering program.
During the three months ended June 30, 2009, the Company issued a total of 601,400 shares at a weighted average issue price of $8.16 per share generating net proceeds of approximately $4.4 million. During the three months ended September 30, 2009, the Company issued a total of 4,201,571 shares at a weighted average issue price of $9.20 per share generating net proceeds of approximately $37.8 million.
During the nine months ended September 30, 2009, the Company issued a total of 4,802,971 shares at a weighted average issue price of $9.07 per share generating net proceeds of approximately $42.6 million, which excludes $1.0 million of one-time administrative costs. These proceeds were used to pay down a portion of the outstanding borrowings on the Company’s unsecured credit facility. Following completion of the Company’s equity offering on October 6, 2009 (see Note 15), the Company terminated this program.
Repurchases of Series D Preferred Depositary Shares
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
•	During the three months ended March 31, 2008, the Company repurchased 306,750 shares of its outstanding Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.1 million, on the repurchase and wrote off approximately $0.3 million of issuance costs.

•	During the three months ended June 30, 2008, the Company repurchased 577,000 shares of its outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a purchase price of $14.0 million, or $24.24 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.4 million, on the repurchase and wrote off approximately $0.5 million of issuance costs.

•	During the three months ended September 30, 2008, the Company repurchased 105,000 shares of its outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a purchase price of $2.3 million, or $21.75 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.3 million, on the repurchase and wrote off approximately $0.1 million of issuance costs.
On October 29, 2008, the Company’s Board of Trustees authorized a repurchase program which allows the Company to repurchase up to an additional $25.0 million of its outstanding Series D preferred depositary shares over a 12 month period. The Company did not repurchase any of its outstanding Series D preferred depositary shares during the six months ended June 30, 2009.
•	During the three months ended September 30, 2009, the Company repurchased 6,515 shares of its outstanding 8 1/8% Series D preferred depositary shares in open market transactions for an aggregate purchase price of $126,761, or $19.46 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $36,000 on the repurchases and wrote off approximately $5,750 of issuance costs.

Noncontrolling Interests and Redeemable Common Units
In connection with the adoption of SFAS No. 160, also known as ASC 810-10 “ASC 810-10”, effective January 1, 2009, the Company also adopted the recent revisions to EITF Topic D-98, Classification and Measurement of Redeemable Securities (“D-98”). As a result of the Company’s adoption of these standards, amounts previously reported as limited partners’ interest in consolidated partnerships on the Company’s consolidated condensed balance sheets are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Additionally, amounts previously reported as preferred units in CRLP are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Minority interests in common units of CRLP have also been re-characterized as noncontrolling interests, but because of the redemption feature of these units, they have been included in the temporary equity section (between liabilities and equity) of the Company’s Consolidated Condensed Balance Sheets. These units are redeemable at the option of the holders for cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share. Based on the requirements of D-98, the measurement of noncontrolling interests is now presented at “redemption value” — i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Company’s share price multiplied by the number of outstanding units), or the aggregate value of the individual partners’ capital balances, whichever is greater. See the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2009 and 2008 for the presentation and related activity of the noncontrolling interests and redeemable common units.
Also effective with the adoption of ASC 810-10, previously reported minority interests have been re-characterized on the accompanying Consolidated Condensed Statements of Income to noncontrolling interests and placed below “Net income” before arriving at “Net income attributable to parent company.”
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
The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three and nine months ended September 30, 2009 and 2008, and total segment assets to total assets as of September 30, 2009 and December 31, 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Revenues:
Segment Revenues:
Multifamily	$76,566	$78,905	$231,330	$237,274
Commercial	22,470	23,489	68,980	69,991

Total Segment Revenues	99,036	102,394	300,310	307,265

Partially-owned unconsolidated entities — Multifamily	(1,485)	(2,137)	(5,527)	(6,484)
Partially-owned unconsolidated entities — Commercial	(15,814)	(17,296)	(48,418)	(53,437)
Construction revenues	—	654	36	9,102
Other non-property related revenue	3,987	5,186	11,366	15,542
Discontinued operations property revenues	(1,038)	(2,644)	(3,875)	(12,906)

Total Consolidated Revenues	84,686	86,157	253,892	259,082

NOI:
Segment NOI:
Multifamily	43,577	45,259	133,112	141,164
Commercial	14,234	14,869	44,049	45,189

Total Segment NOI	57,811	60,128	177,161	186,353

Partially-owned unconsolidated entities — Multifamily	(719)	(987)	(2,791)	(3,110)
Partially-owned unconsolidated entities — Commercial	(9,862)	(10,846)	(30,546)	(33,880)
Unallocated corporate revenues	3,987	5,186	11,366	15,542
Discontinued operations property NOI	(280)	(1,418)	66	(6,946)
Impairment — discontinued operations (1)	(251)	—	(2,051)	—
Construction NOI	—	(19)	1	599
Property management expenses	(1,728)	(2,088)	(5,329)	(6,402)
General and administrative expenses	(4,073)	(5,993)	(12,982)	(17,562)
Management fee and other expenses	(3,340)	(4,335)	(11,096)	(12,269)
Restructuring charges	(588)	—	(1,400)	—
Investment and development (2)	(100)	(80)	(1,585)	(956)
Depreciation	(28,070)	(24,191)	(84,130)	(70,568)
Amortization	(864)	(833)	(2,936)	(2,560)
Impairment — continuing operations (3)	(221)	—	(1,839)	—

Income from operations	11,702	14,524	31,909	48,241

Total other income (expense), net (4)	(12,377)	(12,675)	(9,658)	(24,189)

(Loss) income from continuing operations	$(675)	$1,849	$22,251	$24,052

	September 30,	December 31,
(in thousands)	2009	2008
Assets
Segment Assets
Multifamily	$2,527,368	$2,579,376
Commercial	385,822	402,914

Total Segment Assets	2,913,190	2,982,290

Unallocated corporate assets (5)	144,896	172,879

	$3,058,086	$3,155,169

Footnotes on following page

(1)	The $0.3 million non-cash impairment charge recorded during the three months ended September 30, 2009 is attributable to the disposition of the remaining units at Portofino at Jensen Beach. In addition to this charge, the nine months ended September 30, 2009 includes $1.8 million in non-cash impairment charges as a result of marking certain assets to fair market value. The Company recorded a $1.2 million non-cash impairment charge with respect to Murano at Delray Beach and a $0.6 million non-cash impairment charge with respect to Portofino at Jensen Beach (see Note 4).

(2)	Reflects costs incurred related to potential mergers, acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(3)	The $0.2 million non-cash impairment charge recorded during the three months ended September 30, 2009 is attributable to Colonial Grand at Traditions. In addition to this charge, the nine months ended September 30, 2009 includes a $0.9 million non-cash impairment charge recorded as a result of marking certain assets to fair market value, including $0.5 million with respect to the Grander, $0.3 million with respect to Regents Park and $0.1 million related to the sale of three outparcels (see Note 4). In addition to these charges, the amount recorded during the nine months ended September 30, 2009, includes a $0.7 million impairment charge as a result of the Company’s decision to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms to the majority joint venture partner (see Note 11).

(4)	For-sale residential activities, including net gain on sales and income tax expense (benefit,) are included in the line item “Total other income (expense)” (see Note 6 related to for-sale activities).

(5)	Includes the Company’s investment in partially-owned entities of $31,405 as of September 30, 2009 and $46,221 as of December 31, 2008.

Note 11 — Investment in Partially-Owned Entities
The Company accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of September 30, 2009 and December 31, 2008:

			(in thousands)
	Percent		September 30,	December 31,
	Owned		2009	2008

Multifamily:
Belterra, Ft. Worth, TX	10.00%		$545	$616
Regents Park (Phase II), Atlanta, GA	40.00	%(1)	3,399	3,424
CG at Huntcliff, Atlanta, GA	20.00%		1,696	1,894
CG at McKinney, Dallas, TX (Development)	25.00	%(1)	1,721	1,521
CG at Research Park, Raleigh, NC	20.00%		946	1,053
CG at Traditions, Gulf Shores, AL	35.00	%(2)	-0-	570
CMS / Colonial Joint Venture I	—	(3)	—	289
CMS / Colonial Joint Venture II	—	(3)	—	(461)
CMS Florida	—	(3)	—	(561)
CMS Tennessee	—	(3)	—	114
CMS V / CG at Canyon Creek, Austin, TX	—	(4)	—	638
DRA Alabama	10.00%		785	921
DRA CV at Cary, Raleigh, NC	20.00%		1,492	1,752
DRA Cunningham, Austin, TX	—	(5)	—	896
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,169	1,291

Total Multifamily			$11,753	$13,957

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		148	118
Colonial Center Mansell JV	15.00%		344	727
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(181)	(173)
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00	%(6)	—	823
Colonial Promenade Madison, Huntsville, AL	25.00%		2,160	2,187
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,435	2,378
DRA / CRT JV	15.00	%(7)	19,261	24,091
DRA / CLP JV	15.00	%(8)	(14,465)	(10,976)
Highway 150, LLC, Birmingham, AL	10.00%		64	67
Huntsville TIC, Huntsville , AL	10.00	%(9)	(4,408)	(3,746)
OZRE JV	17.10	%(10)	(8,450)	(7,579)
Parkside Drive LLC I, Knoxville, TN	50.00%		3,510	4,673
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%		7,323	6,842
Parkway Place Limited Partnership, Huntsville, AL	50.00%		10,130	10,690

Total Commercial			$17,871	$30,122

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		18	33
Heathrow, Orlando, FL	50.00	%(1)	1,763	2,109

			$1,781	$2,142

			$31,405	$46,221

Footnotes on following page

(1)	These joint ventures consist of undeveloped land.

(2)	In September 2009, the Company recorded a $0.2 million impairment charge as a result of its noncontrolling interest in this joint venture being other-than-temporarily impaired (see below).

(3)	In July 2009, the Company disposed of its noncontrolling interests in these joint ventures (see below).

(4)	The Company began consolidating this joint venture in its financial statements during the three months ended September 30, 2009 (see below).

(5)	In August 2009, the Company sold its 20% noncontrolling interest in this joint venture (see below).

(6)	In April 2009, the Company transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms.

(7)	As of September 30, 2009, this joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas.

(8)	As of September 30, 2009, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $18.6 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $33.1 million, which is being amortized over the life of the properties.

(9)	Equity investment includes the Company’s investment of approximately $3.0 million, offset by the excess basis difference on the transaction of approximately $7.4 million, which is being amortized over the life of the properties.

(10)	As of September 30, 2009, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Equity investment includes the value of the Company’s investment of approximately $7.6 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $16.1 million, which is being amortized over the life of the properties.
In July 2009, the Company closed on the transaction with its joint venture partner CMS in which CMS purchased all of the Company’s interest in four single asset multifamily joint ventures, which includes an aggregate of 1,212 apartment units. The properties included in the four joint ventures are Colonial Grand at Brentwood, Colonial Grand at Mountain Brook, Colonial Village at Palma Sola and Colonial Village at Rocky Ridge. The Company received a cash payment of $2.0 million and is no longer responsible for its 15% to 25% share of the current outstanding debt of $73.6 million in the joint ventures (the Company’s pro-rata portion of the debt was $15.3 million). The Company no longer has an interest in these joint ventures.
In July 2009, the Company agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. On September 14, 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, the Company made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, the Company began consolidating the CMS/Colonial Canyon Creek joint venture, with a fair value of the property of $26.0 million recorded in its financial statements beginning with the quarter ending September 30, 2009.
In August 2009, the Company disposed of its 20% interest in Cunningham, a 280-unit multifamily apartment community located in Austin, Texas. The Company’s pro-rata share of the sales proceeds was $3.6 million, $2.8 million of which was used to repay the associated debt on the asset.
The Company owns a 35% joint venture interest in Colonial Grand at Traditions, a 324-unit apartment community located in Gulf Shores, Alabama. In September 2009, the Company determined that its 35% joint venture interest is impaired and that this impairment is other than temporary. As a result, the Company recognized a non-cash impairment charge of $0.2 million during the three months ended September 30, 2009 for this other-than-temporary impairment. See additional discussion below under “Unconsolidated Variable Interest Entities”.
In July 2009, the Company entered into an agreement with OZ/CLP Retail LLC (the “Retail Joint Venture”)—the Company’s joint venture with OZRE Retail LLC—that provides for, among other things, the transfer of all of the Company’s interest in the Retail Joint Venture, which is comprised of 11 retail assets with approximately 3.0 million square feet of retail space to its joint venture partner. Pursuant to the agreement, the Company would acquire one of the 11 retail assets in exchange for, among other things, the transfer of the Company’s ownership stake in the Retail Joint Venture, a cash payment that will be used by the Retail Joint Venture to repay approximately $38.0 million of mortgage debt and related fees and expenses, and the payment by the Company of approximately $7.0 million for the discharge of deferred purchase price owed by the Retail Joint Venture to former unitholders who elected to redeem their units in June 2008. It is anticipated that this transaction will be completed in the fourth quarter of 2009, but remains subject to the satisfaction of certain closing conditions, including the sale to the Company by former unitholders of a certain amount of the deferred purchase price owed to the unitholders by the Retail Joint Venture. No assurance can be given that the Company will be able to consummate this transaction.

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the date of the Company’s acquisitions is as follows:

	As of	As of
	September 30,	December 31,
(in thousands)	2009	2008
Balance Sheet
Assets
Land, building, & equipment, net	$2,924,174	$3,130,487
Construction in progress	34,346	57,441
Other assets	278,592	317,164

Total assets	$3,237,112	$3,505,092

Liabilities and Partners’ Equity
Notes payable (1)	$2,553,632	$2,711,059
Other liabilities	159,722	156,700
Partners’ Equity	523,758	637,333

Total liabilities and partners’ capital	$3,237,112	$3,505,092

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statement of Operations
Revenues	$99,958	$114,762	$311,953	$349,059
Operating expenses	(39,962)	(45,326)	(121,915)	(135,697)
Interest expense	(35,218)	(39,072)	(111,117)	(125,760)
Depreciation, amortization and other	(41,926)	(41,214)	(123,241)	(122,991)

Net (loss) income (2)	$(17,148)	$(10,850)	$(44,320)	$(35,389)

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at September 30, 2009 and December 31, 2008 is $445.7 million and $476.3 million, respectively.

(2)	In addition to the Company’s pro-rata share of (loss) income from partially-owned unconsolidated entities, “(Loss) Income from partially-owned unconsolidated entities” for the three and nine months ended September 30, 2009 also includes gains from the Company’s dispositions of joint venture interests, amortization of basis differences and a charge for the probable partial loan repayment guarantee which are not reflected in the numbers above. “(Loss) Income from partially-owned unconsolidated entities” for the three and nine months ended September 30, 2008 includes gains of the Company’s dispositions of joint venture interests and amortization of basis differences.
Investments in Variable Interest Entities
Based on the Company’s evaluation, as of September 30, 2009, the Company does not have a controlling interest in, nor is the Company the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above, CMS/Colonial Canyon Creek which the Company began consolidating as of September 30, 2009 (see Note 12). Also, as of September 30, 2009, the Company has interests in two VIEs with significant variable interests for which the Company is not the primary beneficiary.
Unconsolidated Variable Interest Entities
As of September 30, 2009, the Company had interests in two VIEs with significant variable interests for which the Company is not the primary beneficiary.

In September 2005, the Company acquired a 15% partnership interest in CRT Properties, Inc. (“CRT”) through a joint venture (the “DRA/CRT JV”) with DRA Advisors LLC (“DRA”). CRT owns a portfolio of 17 office properties located primarily in the southeastern United States. With respect to the Company’s investment in DRA/CRT JV, the Company is entitled to receive distributions in excess of its ownership interest if certain target return thresholds are satisfied. In addition, during September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of September 30, 2009, this guarantee, which matures in January 2010, has been reduced to $17.0 million as a result of the pay down of the associated collateralized debt from the sales of assets. The carrying amount of the Company’s investment in DRA/CRT JV is $19.3 million. With the Company’s guarantee of $17.0 million and its investment of $19.3 million, the Company’s maximum exposure to loss is $36.3 million.
The Company and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. The Company and its joint venture partner each committed to provide 50% of the guarantee, which is different from the venture’s voting and economic interests. As a result, this investment qualifies as a VIE but the Company has determined that it is remote that it would absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment. In September 2009, the Company determined that it was probable that the Company will have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions and recognized a charge to earnings. In addition, the Company has determined that its 35% joint venture interest is impaired and that this impairment is other than temporary. As a result, the Company wrote-off its investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the three months ended September 30, 2009.
Note 12 — Financing Activities
In the first quarter of 2009, the Company, through a wholly-owned special purpose subsidiary of CRLP, closed on a $350 million collateralized loan (the “First FNM Loan”) originated by PNC ARCS LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the First FNM Loan is 6.04%. The First FNM Loan matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The First FNM Loan is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire First FNM Loan amount was drawn on February 27, 2009. The proceeds from the First FNM Loan were used to repay a portion of the outstanding borrowings under the Company’s $675.0 million unsecured credit facility.
In the second quarter of 2009, the Company, through a wholly-owned special purpose subsidiary of CRLP, closed on a $156.4 million collateralized loan (the “Second FNM Loan”) originated by Grandbridge Real Estate Capital LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for the Second FNM Loan is 5.31%. The Second FNM Loan matures on June 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required to the maturity date. The Second FNM Loan is collateralized by eight multifamily properties totaling 2,816 units. The entire Second FNM Loan amount was drawn on May 29, 2009. The proceeds from the Second FNM Loan were used to repay a portion of the outstanding borrowings under the Company’s $675.0 million unsecured credit facility.
As of September 30, 2009, CRLP, with the Company as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $2.0 million as of September 30, 2009.
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

The Credit Facility and the cash management line, which are primarily used by the Company to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an outstanding balance at September 30, 2009 of $279.0 million. The interest rate of the Credit Facility (including the cash management line) was 1.30% and 3.42% at September 30, 2009 and 2008, respectively.
The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as they become due. At September 30, 2009, the Company was in compliance with these covenants. Specific financial ratios with which the Company must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio as well as the Debt to Total Asset Value Ratio. Both of these ratios are measured quarterly. The Fixed Charge Coverage Ratio generally requires that the Company’s earnings before interest, taxes, depreciation and amortization be at least equal 1.5 times the Company’s Fixed Charges. Fixed Charges generally include interest payments (including capitalized interest) and preferred dividends. The Debt to Total Asset Value Ratio generally requires the Company’s debt to be less than 60% of its total asset value. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact the Company’s ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants in the future. The Company expects to be able to comply with these ratios and covenants in 2009, but no assurance can be given that the Company will be able to maintain compliance with these ratios and other debt covenants, particularly if economic conditions worsen.
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
Unsecured Senior Notes Repurchases
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
Repurchases under the program during the nine months ended September 30, 2009 are as follows:

			Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain (1)

1st Quarter	$96.9	27.1%	12.64%	$24.3
2nd Quarter (2)	315.5	5.9%	6.75%	16.2
3rd Quarter (3)	166.8	10.0%	7.87%	14.3

Year-to-Date	$579.2	10.6%	8.06%	$54.8

Footnotes on following page

(1)	Gains are presented net of the loss on hedging activities of $1.1 million recorded during the three months ended March 31, 2009 and $0.6 million recorded during the three months ended September 30, 2009 as the result of a reclassification of amounts in Accumulated Other Comprehensive Income in connection with the conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.

(2)	Repurchases include $250.0 million repurchased pursuant to the Company’s tender offer that closed on May 4, 2009, which was conducted outside of the senior note repurchase program.

(3)	Repurchases include $148.2 million repurchased pursuant to the Company’s tender offer that closed on August 31, 2009, which was conducted outside of the senior note repurchase program.
Repurchases under the program during 2008 are as follows:

			Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain

1st Quarter	$50.0	12.0%	8.18%	$5.5
2nd Quarter	31.8	10.0%	7.80%	2.7
3rd Quarter	57.8	5.0%	7.40%	2.6
4th Quarter	55.4	9.8%	10.42%	5.2

Total	$195.0	9.1%	8.53%	$16.0
Unconsolidated Joint Venture Financing Activity
In July 2009, the Company agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. On September 14, 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, the Company made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, the Company began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the quarter ended September 30, 2009.
During the three months ended September 30, 2009, certain of the Company’s unconsolidated joint ventures have exercised options to extend an aggregate of approximately $48.5 million of outstanding mortgage debt from 2009 to 2010. In addition, in September 2009, one of the Company’s unconsolidated joint ventures disposed of its only property, a 280-unit multifamily apartment community, a portion of the proceeds of which were used to repay an outstanding $14.0 million mortgage loan on the property (of which, the Company’s pro rata share was $2.8 million). The Company intends to cooperate with its joint venture partners in connection with the efforts to refinance and/or replace other outstanding joint venture indebtedness (which may also include, for example, property dispositions), which cooperation may include additional capital contributions from time to time in connection therewith.
•	In March 2009, a loan collateralized by Broward Financial Center, a 326,000 office building located in Ft. Lauderdale, Florida, in the amount of $46.5 million matured. This property is one of the properties in the DRA/CRT joint venture, in which the Company is a 15% noncontrolling partner. The joint venture did not repay the principal amount due on the loan when it matured, but continues to make interest payments. The loan is non-recourse to the Company, but the Company’s pro rata share of the principal amount of the loan is $7.0 million (based on its ownership interest in the joint venture). The Company and its joint venture partner are currently in negotiations with the special servicer regarding refinancing options that may be available from the current lender. To date, the joint venture has been unsuccessful in renegotiating an extension of the current loan with the existing lender and no assurance can be given that the joint venture will be able to refinance the loan on reasonable terms (if at all).

•	The Company was recently notified that the DRA/CRT joint venture received a notice of default on its $155.9 million outstanding note collateralized by Charlotte University Center, located in Charlotte, North Carolina, Orlando University Center, located in Orlando, Florida, and Jacksonville Baymeadows, located in Jacksonville, Florida. The loan matures in September 2010 and is non-recourse to the Company, but the Company’s pro rata share of the principal amount of the loan is $23.3 million (based on its ownership interest in the joint venture). The DRA/CRT joint venture is currently in negotiations with the lender regarding refinancing options, but no assurance can be given that the joint venture will be able to refinance the loan on reasonable terms (if at all).

There can be no assurance that the Company’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to the Company’s joint venture interests discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 may materially adversely impact the value of the Company’s joint venture interests, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
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
The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not have any active cash flow hedges during the three or nine months ended September 30, 2009.
At September 30, 2009, the Company had $3.1 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on the Company’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of the Company’s senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt was $0.1 million and $0.2 million during the three months ended September 30, 2009 and 2008, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2009 and 2008, respectively. The Company reclassified $0.6 million to “Loss on hedging activities” for the three months ended September 30, 2009. For the nine months ended September 30, 2009, the change in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of the Company’s senior note repurchase program was $1.7 million. Amounts reclassified to “Loss on hedging activities” for the three and nine months ended September 30, 2008 were immaterial.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. As of September 30, 2009, the Company had no derivatives that were not designated as a hedge in a qualifying hedging relationship.

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Condensed Statements of Income as of September 30, 2009.

Amount of Gain or (Loss) Recognized in OCI				Location of Gain or	Amount of Gain or (Loss) Reclassified from
on Derivative (Effective Portion)				(Loss) Reclassified from	Accumulated OCI into Income (Effective Portion)
Three months ended		Nine months ended		Accumulated OCI into	Three months ended		Nine months ended
Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Income (Effective	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
2009	2008	2009	2008	Portion)	2009	2008	2009	2008
—	—	—	—	Interest Expense and Debt Cost Amortization	$(114)	$(150)	$(425)	$(321)
				Loss on Hedging Activities	(649)	(46)	(1,709)	(127)

					(763)	(196)	(2,134)	(448)

Location of Gain or	Amount of Gain or (Loss) Recognized in Income on
(Loss) Recognized in	Derivative (Ineffective Portion and Amount
Income on Derivative	Excluded from Effectiveness Testing)
(Ineffective Portion and	Three months ended		Nine months ended
Amount Excluded from	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
Effectiveness Testing)	2009	2008	2009	2008
Loss on Hedging Activities	—	—	—	—
Note 14 — Contingencies and Guarantees
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
In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, no liability was recorded for these guarantees.

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
During the second quarter of 2009, the Company, through a wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac community development district (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds. The proceeds from the CDD bonds were to be used by the CDD to construct infrastructure for the benefit of the development. As a result of the solicitation, the Company purchased $14.8 million of the outstanding CDD bonds for total consideration of $12.8 million, representing a 13.3% discount to the par amount. In connection with this transaction, the Company’s liabilities were reduced by $14.8 million, of which $1.6 million, representing the discount on the purchase of the bonds, net of interest and fees, was treated as a non-cash transaction and a reduction to basis. In accordance with EITF 91-10, also known as ASC 970-470-05, the Company recorded restricted cash and other liabilities for the $24.0 million CDD bond issuance. This issuance was treated as a non-cash transaction in the Company’s Consolidated Condensed Statement of Cash Flows for the twelve months ended December 31, 2008.
During the third quarter 2009, in separate transactions, the Company purchased the remaining $9.2 million of the outstanding CDD bonds associated with the Nord du Lac development bringing the total amount purchased to $24.0 million, or 100.0% of the total outstanding CDD bonds. The Company anticipates liquidation of this CDD and cancellation of these CDD bonds, which would result in the release of the remaining net cash proceeds received from the bond issuance held in escrow ($15.7 million as of September 30, 2009).
In connection with the office and retail joint venture transactions that closed in 2007, the Company assumed certain contingent obligations for a total of $15.7 million, of which $6.4 million remains outstanding as of September 30, 2009.
The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially adversely affect the financial position or results of operations or cash flows of the Company.
Guarantees and Other Arrangements
During April 2007, the Company and its joint venture partner each committed to guarantee up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. The Company and its joint venture partner each committed to provide 50% of the guarantee. Construction at this site is complete as the project was placed into service during 2008. As of September 30, 2009, the joint venture had drawn $33.4 million on the construction loan, which matures in April 2010. On September 25, 2009, the Company determined it was probable that it would have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan. Accordingly, at September 30, 2009, $3.5 million was recorded for the guarantee (see Note 11).
During November 2006, the Company and its joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is complete as the project was placed into service during 2008. As of September 30, 2009, the Colonial Promenade Smyrna joint venture had $29.6 million outstanding on the construction loan, which matures in December 2009. At September 30, 2009, no liability was recorded for the guarantee.
During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of September 30, 2009, this guarantee, which matures in January 2010, had been reduced to $17.0 million, as a result of the pay down of the associated collateralized debt from the sales of assets. At September 30, 2009, no liability was recorded for the guarantee.

In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender; only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At September 30, 2009, the total amount of debt of the joint venture was approximately $16.1 million and matures in December 2012. At September 30, 2009, no liability was recorded for the guarantee.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $21.2 million at September 30, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.
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
Note 15 — Subsequent Events
Dispositions
On October 21, 2009, the Company sold the remaining 14 units at The Grander, a for-sale residential project located in Gulf Shores, Alabama. The units were sold for total proceeds of $3.3 million and the proceeds were used to repay a portion of the outstanding borrowings on the Company’s unsecured revolving credit facility.
On October 27, 2009, the Company sold its 10% noncontrolling joint venture interest in Colony Woods (DRA Alabama), a 414-unit multifamily apartment community located in Birmingham, Alabama. The Company received $2.5 million for its portion of the sales proceeds, of which $1.6 million was used to repay the associated mortgage debt and the remaining proceeds were used to repay a portion of the outstanding borrowings on the Company’s unsecured revolving credit facility.
Equity Offering
On October 6, 2009, the Company completed an equity offering of 12,109,500 common shares, including shares issued to cover over-allotments, at $9.50 per share. Total net proceeds from this offering were approximately $109.8 million after deducting the underwriting discount and other offering expenses payable by the Company. The Company used the net proceeds from the offering to repay a portion of the outstanding balance under its unsecured revolving credit facility and for general corporate purposes. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 12,109,500 common units to the Trust, at $9.50 per unit, for the common shares issued by the Trust in the equity offering.
Distribution
On October 28, 2009, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $9.9 million. The distribution was declared to shareholders and partners of record as of November 9, 2009 and will be paid on November 16, 2009.
Management of the Company has evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date these financial statements were issued. During this period, there were no material subsequent events other than those disclosed above.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(unaudited)	(as adjusted)
	September 30, 2009	December 31, 2008
ASSETS
Land, buildings, & equipment	$3,045,787	$2,873,256
Undeveloped land and construction in progress	246,413	309,010
Less: Accumulated depreciation	(490,415)	(403,842)
Real estate assets held for sale, net	91,928	196,284

Net real estate assets	2,893,713	2,974,708

Cash and cash equivalents	3,851	9,185
Restricted cash	26,178	29,766
Accounts receivable, net	20,700	23,102
Notes receivable	17,355	2,946
Prepaid expenses	16,756	5,332
Deferred debt and lease costs	19,223	16,783
Investment in partially-owned entities	31,405	46,221
Deferred tax asset	1,005	9,311
Other assets	27,283	37,147

Total assets	$3,057,469	$3,154,501

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,393,967	$1,450,389
Unsecured credit facility	278,950	311,630

Total debt	1,672,917	1,762,019

Accounts payable	26,059	52,898
Accrued interest	18,112	20,716
Accrued expenses	31,868	7,520
Other liabilities	5,539	32,140

Total liabilities	1,754,495	1,875,293

Redeemable units, at redemption value — 8,185,845 and 8,860,971 units outstanding at September 30, 2009 and December 31, 2008, respectively	125,002	124,848

General partner —
Common equity — 54,198,566 and 48,546,268 units outstanding at September 30, 2009 and December 31, 2008, respectively	986,019	963,509
Preferred equity ($125,000 liquidation preference)	96,550	96,707
Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Limited partners’ nonconrolling interest in consolidated partnership	1,068	1,943
Accumulated other comprehensive loss	(3,071)	(5,205)

Total equity	1,177,972	1,154,360

Total liabilities and equity	$3,057,469	$3,154,501

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Minimum rent	$69,028	$70,131	$209,476	$205,073
Tenant recoveries	848	1,116	2,823	3,256
Other property related revenue	10,823	9,070	30,191	26,109
Construction revenues	—	654	36	9,102
Other non-property related revenue	3,987	5,186	11,366	15,542

Total revenue	84,686	86,157	253,892	259,082

Expenses:
Property operating expenses	25,615	23,093	70,979	62,783
Taxes, licenses, and insurance	8,385	10,347	29,672	29,238
Construction expenses	—	673	35	8,503
Property management expenses	1,728	2,088	5,329	6,402
General and administrative expenses	4,073	5,993	12,982	17,562
Management fee and other expense	3,340	4,335	11,096	12,269
Restructuring charges	588	—	1,400	—
Investment and development	100	80	1,585	956
Depreciation	28,070	24,191	84,130	70,568
Amortization	864	833	2,936	2,560
Impairment	221	—	1,839	—

Total operating expenses	72,984	71,633	221,983	210,841

Income from operations	11,702	14,524	31,909	48,241

Other income (expense):
Interest expense and debt cost amortization	(23,840)	(18,998)	(69,192)	(56,026)
Gains on retirement of debt	14,929	2,515	56,480	10,716
Interest income	345	634	1,095	2,609
(Loss) income from partially-owned unconsolidated entities	(3,317)	1,190	(4,595)	13,497
Loss on hedging activities	(649)	(46)	(1,709)	(127)
Gain from sales of property, net of income taxes of $1 (Q309) and $643 (Q308) and $3,157 (YTD09) and $1,309 (YTD08)	507	1,814	5,745	4,250
Income taxes and other	(352)	216	2,518	892

Total other income (expense)	(12,377)	(12,675)	(9,658)	(24,189)

(Loss) income from continuing operations	(675)	1,849	22,251	24,052

Income (loss) from discontinued operations	280	1,048	(198)	5,760
(Loss) gain on disposal of discontinued operations, net of income taxes (benefit) of of $0 (Q309) and $41 (Q308) and $70 (YTD09) and $1,064 (YTD08)	(6)	33,355	6	43,213

Income (loss) from discontinued operations	274	34,403	(192)	48,973

Net (loss) income	(401)	36,252	22,059	73,025

Noncontrolling interest of limited partners — continuing operations	—	(68)	(999)	(316)
Noncontrolling interest of limited partners — discontinued operations	155	71	597	341

Income (loss) attributable to noncontrolling interest	155	3	(402)	25

Net (loss) income attributable to CRLP	(246)	36,255	21,657	73,050

Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(5,438)	(5,452)
Distributions to general partner preferred unitholders	(1,998)	(2,037)	(6,108)	(6,705)
Preferred unit issuance costs write-off, net of discount	30	240	25	(27)

Net (loss) income available to common unitholders	$(4,027)	$32,645	$10,136	$60,866

Net loss (income) available to common unitholders allocated to limited partners — Continuing Operations	$623	$304	$(1,445)	$(1,981)
Net loss (income) available to common unitholders allocated to limited partners — Discontinued Operations	(60)	(5,733)	(60)	(8,458)

Net (loss) income available to common unitholders allocated to general partner	$(3,464)	$27,216	$8,631	$50,427

Net (loss) income per common unit — Basic:
Income from continuing operations	$(0.08)	$(0.04)	$0.17	$0.19
Income from discontinued operations	0.01	0.61	—	0.87

Net (loss) income per common unit — Basic	$(0.08)	$0.57	$0.17	$1.06

Net (loss) income per common unit — Diluted:
Income from continuing operations	$(0.08)	$(0.04)	$0.17	$0.19
Income from discontinued operations	0.01	0.61	—	0.86

Net (loss) income per common unit — Diluted	$(0.07)	$0.57	$0.17	$1.05

Average units outstanding:
Basic	59,112	56,922	57,858	56,888
Diluted	59,112	56,922	57,858	56,995
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands)
(unaudited)

			Limited	Limited	Accumulated
	General Partner		Partners’	Partners’	Other		Redeemable
	Common	Preferred	Preferred	Noncontrolling	Comprehensive		Common
For the Nine Months Ended September 30, 2009 and 2008	Equity	Equity	Equity	Interest	Income (Loss)	Total	Units

Balance, December 31, 2007	$1,038,982	$120,550	$97,406	$2,439	$(6,058)	$1,253,319	$214,166

Comprehensive Income
Net income (loss)	50,546	6,705	5,452	(25)		62,678	10,347
Unrealized loss on derivative financial instruments					448	448

Total comprehensive income						63,126
Distributions to common unitholders	(71,299)					(71,299)	(14,770)
Distributions to preferred unitholders		(6,705)	(5,452)			(12,157)
Change in interest of limited partners				(428)		(428)
Contributions from the Company related to employee stock purchase and dividend reinvestment plans	2,091					2,091
Redemption of preferred units	—	(23,843)				(23,843)
Redeemption of partnership units for shares	11,618					11,618	(11,618)
Change in redeembable noncontrolling interest	(2,469)					(2,469)	2,469

Balance, September 30, 2008	$1,029,469	$96,707	$97,406	$1,986	$(5,610)	$1,219,958	$200,594

Balance, December 31, 2008	$963,509	$96,707	$97,406	$1,943	$(5,205)	$1,154,360	$124,848

Comprehensive Income
Net income	8,488	6,108	5,438	396		20,430	1,629
Unrealized loss on derivative financial instruments					2,134	2,134

Total comprehensive income						22,564
Distributions to common unitholders	(26,959)					(26,959)	(4,753)
Distributions to preferred unitholders		(6,108)	(5,438)			(11,546)
Change in interest of limited partners				(1,271)		(1,271)
Contributions from the Company related to the equity program, employee stock purchase and dividend reinvestment plans	44,265					44,265
Redemption of preferred units		(157)				(157)
Redeemption of partnership units for shares	4,709					4,709	(4,715)
Change in redeembable noncontrolling interest	(7,993)					(7,993)	7,993

Balance, September 30, 2009	$986,019	$96,550	$97,406	$1,068	$(3,071)	$1,177,972	$125,002

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$22,059	$73,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,717	75,434
Loss (income) from partially-owned unconsolidated entities	4,595	(13,497)
Gains from sales of property	(8,887)	(49,836)
Impairment	3,890	—
Gain on retirement of debt	(56,480)	(10,716)
Distributions of income from partially-owned unconsolidated entities	9,529	11,397
Other	3,312	25
Decrease (increase) in:
Restricted cash	(878)	(362)
Accounts receivable	10,689	8,217
Prepaid expenses	(11,424)	2,410
Other assets	8,972	5,354
Increase (decrease) in:
Accounts payable	(18,234)	(12,052)
Accrued interest	(2,605)	1,927
Accrued expenses and other	21,293	9,657

Net cash provided by operating activities	74,548	100,983

Cash flows from investing activities:
Acquisition of properties	—	(7,369)
Development expenditures	(40,591)	(264,821)
Tenant improvements and leasing commissions	99	(3,104)
Capital expenditures	(13,129)	(17,929)
Proceeds from sales of property, net of selling costs	62,507	169,946
Issuance of notes receivable	(21)	(8,579)
Repayments of notes receivable	2,334	4,662
Distributions from partially-owned unconsolidated entities	2,702	31,059
Capital contributions to partially-owned unconsolidated entities	(58)	(5,517)
Sale of securities	1,622	4,780

Net cash provided by (used in) investing activities	15,465	(96,872)

Cash flows from financing activities:
Proceeds from additional borrowings	521,959	71,302
Proceeds from dividend reinvestment plan and exercise of stock options	2,317	1,140
Proceeds from common share issuance, net of expenses	41,123	—
Principal reductions of debt	(550,538)	(172,852)
Payment of debt issuance costs	(5,841)	(1,708)
Net change in revolving credit balances and overdrafts	(38,706)	154,953
Dividends paid to common and preferred unitholders	(38,479)	(83,482)
Distributions to minority partners in CRLP	(4,753)	(14,769)
Repurchase of Preferred Series D Units	—	(23,844)
Redemption of Nord du Lac CDD bonds	(22,429)	—

Net cash used in financing activities	(95,347)	(69,260)

Increase (decrease) in cash and cash equivalents	(5,334)	(65,149)
Cash and cash equivalents, beginning of period	9,185	92,841

Cash and cash equivalents, end of period	$3,851	$27,692

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$71,973	$48,816
Cash (received) paid during the period for income taxes	$(9,849)	$4,881

Supplemental disclosure of non-cash transactions:
Consolidation of Regents Park for-sale property development	$—	$30,689
Consolidation of CMS V / CG at Canyon Creek Joint Venture	$27,116	$—
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
The consolidated condensed financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2008 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in the Colonial Realty Limited Partnership’s 2008 Annual Report on Form 10-K, as updated (all references herein to the “Form 10-K” shall include the Form 10-K as updated by the Form 8-K filed with the SEC on May 21, 2009).
Note 1 — Organization and Business
Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Trust’s activities include full or partial ownership and operation of a portfolio of 186 properties as of September 30, 2009, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2009, including properties in lease-up, the Trust owns interests in 112 multifamily apartment communities (including 105 wholly-owned consolidated properties and seven properties partially-owned through unconsolidated joint venture entities), and 74 commercial properties, consisting of 48 office properties (including three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint venture entities) and 26 retail properties (including five wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Except for the impact from the adoption of new accounting pronouncements (see Note 9), the consolidated condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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

CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to CRLP and engages in for-sale development and condominium conversion activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes was $0 and $0.2 million for the three months ended September 30, 2009 and 2008, respectively. CPSI’s effective income tax rate was 0.0% and 30.6% for the three months ended September 30, 2009 and 2008, respectively. CPSI’s consolidated provision for income taxes was $0 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. CPSI’s effective income tax rate was 0.0% and 37.9% for the nine months ended September 30, 2009 and 2008, respectively.
As discussed in the 2008 Form 10-K, at December 31, 2008, the portion of the net deferred tax asset that CRLP deemed recoverable approximated the amount of unutilized carryback potential to the 2007 tax year. This analysis was based on 2009 taxable losses exceeding the 2007 taxable income. The estimated taxable loss incurred through September 30, 2009 exceeds the taxable income generated in the 2007 tax year.
Tax years 2003 through 2008 are subject to examination by the federal taxing authorities. Generally, tax years 2006 through 2008 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
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
CRLP had recorded accrued interest related to its outstanding notes receivable of $0.1 million as of September 30, 2009 and December 31, 2008. As of September 30, 2009 and December 31, 2008, CRLP had a $1.8 million reserve recorded against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 5.6% and 5.9% per annum as of September 30, 2009 and December 31, 2008, respectively. Interest income is recognized on an accrual basis.

Fair Value Measures
CRLP applies SFAS No. 157, Fair Value Measurements, also known as ASC 820-10 “Fair Value Measurements”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 5) and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 12) and notes receivable (see above). The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at September 30, 2009. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts CRLP could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
At September 30, 2009, certain assets held for sale were carried at their estimated fair value of $91.9 million on CRLP’s consolidated balance sheet, using Level 3 inputs consisting primarily of current contracts and recent sales activity experienced by CRLP.
At September 30, 2009, the estimated fair value of fixed rate debt was approximately $1.35 billion (carrying value of $1.38 billion) and the estimated fair value of CRLP’s variable rate debt, including CRLP’s line of credit, is consistent with the carrying value of $292.4 million.
At September 30, 2009 the estimated fair value of CRLP’s notes receivable at September 30, 2009 and December 31, 2008 was approximately $17.4 million and $3.0 million, respectively, based on market rates and similar financing arrangements.
Accounting Pronouncements
Pronouncements Recently Adopted
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. ASC 105-10 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. In addition, the FASB no longer will consider new standards as authoritative in their own right. Instead the new standards will serve only to provide background information about the issue, update the Codification and provide the basis for conclusions regarding changes in the Codification. ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. CRLP does not expect the adoption of ASC 105-10 to have a material impact on its consolidated financial statements; however it has adjusted historical GAAP references in this third quarter 2009 Form 10-Q.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, also known as ASC 825-10 “Financial Instruments” (“ASC 825-10”). ASC 825-10 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. ASC 825-10 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of ASC 825-10 did not have a material impact on CRLP’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, also known as ASC 855-10 “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes the principles and requirements for recognizing and disclosing subsequent events under GAAP. ASC 855-10 incorporates the principles and accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB, as well as prescribes disclosure regarding the date through which subsequent events have been evaluated. Companies are required to evaluate subsequent events through the date the financial statements are issued. ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on CRLP’s consolidated financial statements.

Pronouncements Not Yet Effective
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
Note 3 — Capital Structure
At September 30, 2009, the Trust controlled CRLP as CRLP’s sole general partner and as the holder of approximately 86.9% interest in CRLP. The limited partners of CRLP who hold redeemable common units are those persons (including certain officers and trustees of the Trust) who, at the time of the Trust’s initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market value of the Trust’s common shares or the aggregate value of the individual partners’ capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. Additionally, CRLP has outstanding $100 million of Series B Preferred Units issued in a private placement, that are exchangeable for 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust in whole or in part at anytime on or after January 1, 2014 at the option of the holders of the Series B Preferred Units. CRLP also has 400,474 outstanding Series D Preferred Units, all of which are held by the Trust, as general partner of CRLP.
The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP. The Trust’s interest in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners.
On April 22, 2009, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of the Trust’s common shares under a continuous equity offering program. During the three months ended September 30, 2009, the Trust issued a total of 4,201,571 shares at a weighted average issue price of $9.20 per share generating net proceeds of approximately $37.8 million. During the nine months ended September 30, 2009, the Trust issued a total of 4,802,971 shares at a weighted average issue price of $9.07 per share generating net proceeds of approximately $42.6 million, which excludes $1.0 million of one-time administrative costs. Pursuant to the CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing program, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold. These proceeds were used to pay down a portion of the outstanding borrowings on CRLP’s unsecured credit facility. Following completion of the Trust’s equity offering on October 6, 2009 (see Note 15), the Trust terminated this program.
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
•	During the three months ended March 31, 2008, the Trust repurchased 306,750 shares of its outstanding Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. The Trust received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.1 million, on the repurchase and wrote off approximately $0.3 million of issuance costs.
•	During the three months ended June 30, 2008, the Trust repurchased 577,000 shares of its outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a purchase price of $14.0 million, or $24.24 per depositary share. The Trust received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.4 million, on the repurchase and wrote off approximately $0.5 million of issuance costs.
•	During the three months ended September 30, 2008, the Trust repurchased 105,000 shares of its outstanding 8 1/8% Series D preferred depositary shares in a privately negotiated transaction for a purchase price of $2.3 million, or $21.75 per depositary share. The Trust received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.3 million, on the repurchase and wrote off approximately $0.1 million of issuance costs.

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
•	During the three months ended September 30, 2009, the Trust repurchased 6,515 shares of its outstanding 8 1/8% Series D preferred depositary shares in open market transactions for a purchase price of $126,761, or $19.46 per depositary share. The Trust received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $36,000, on the repurchase and wrote off approximately $5,750 of issuance costs.
Noncontrolling Interests and Redeemable Common Units
In connection with our adoption of SFAS No. 160, also known as ASC 810-10 “ASC 810-10”, effective January 1, 2009, CRLP also adopted the recent revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities (“D-98”).” As a result of CRLP’s adoption of these standards, amounts previously reported as limited partners’ interest in consolidated partnerships on CRLP’s Consolidated Condensed Balance Sheets are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Additionally, amounts previously reported as preferred units in CRLP are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Minority interests in common units of CRLP have also been re-characterized as noncontrolling interests, but because of the redemption feature of these units, they have been included in the temporary equity section (between liabilities and equity) on CRLP’s Consolidated Condensed Balance Sheets. Each limited partners’ redeemable units may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. Based on the requirements of D-98, the measurement of noncontrolling interests is now presented at “redemption value” — i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Trust’s share price multiplied by the number of outstanding units), or the aggregate value of the individual partners’ capital balances, whichever is greater. See the Consolidated Statements of Partners’ Equity for the nine months ended September 30, 2009 and 2008 for the presentation and related activity of the noncontrolling interests and redeemable common units.
Also effective with the adoption of SFAS No. 160, previously reported minority interests have been re-characterized on the accompanying Consolidated Condensed Statements of Income to noncontrolling interests and placed below “Net income (loss)” before arriving at “Net income (loss) attributable to CRLP”.
Note 4 — Restructuring Charges
In light of the ongoing recession and credit crisis, CRLP announced in early 2009 that it has renewed its focus on maintaining a strong balance sheet, improving liquidity, addressing near term debt maturities, managing existing properties and operating CRLP’s portfolio efficiently, including reducing overhead and postponing or phasing future development activities. CRLP incurred $0.6 million and $1.4 million of restructuring charges during the three and nine months ended September 30, 2009, respectively.
During the first and third quarters of 2009, CRLP reduced its workforce by 30 and 24 employees, respectively, through the elimination of certain positions resulting in CRLP incurring an aggregate of $0.8 million and $0.6 million, respectively, in termination benefits and severance related charges. Of the $1.4 million in restructuring charges recorded in 2009, approximately $0.5 million was associated with CRLP’s multifamily segment, including $0.2 million associated with development personnel; $0.8 million was associated with CRLP’s commercial segment, including $0.3 million associated with development personnel; and $0.1 million of these restructuring costs were non-divisional charges.

Of the $1.4 million recorded in 2009, $0.7 million is included in “Accrued expenses” on CRLP’s Consolidated Condensed Balance Sheet at September 30, 2009.
The expenses of CRLP’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2009.
Note 5 — Impairment
During the three months ended September 30, 2009, CRLP recorded a non-cash impairment charge in the aggregate of $0.5 million. Of the charge, $0.2 million was attributable to Colonial Grand at Traditions and $0.3 million was related to the bulk sale of the remaining units at Portofino at Jensen Beach.
In September 2009, CRLP determined that it was probable that CRLP will have to fund a $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a 324-unit apartment community located in Gulf Shores, Alabama, in which CRLP has a 35% noncontrolling interest. Accordingly, CRLP recognized a charge to earnings of $3.5 million in the third quarter of 2009 for this expected payment, which is included in “(Loss) Income from Partially-Owned Investments” in CRLP’s Consolidated Statements of Income. In addition, CRLP has determined that its 35% joint venture interest is impaired and that this impairment is other than temporary. The impairment charge was calculated as the difference between the estimated fair value of CRLP’s joint venture interest and the current book value of CRLP’s joint venture interest. As a result, CRLP recognized a non-cash charge of $0.2 million in third quarter of 2009 for this other-than-temporary impairment, which is included in “Impairment” in CRLP’s Consolidated Condensed Statements of Income.
As a result of the bulk sale of the remaining units at Portofino at Jensen Beach during the third quarter of 2009, CRLP recorded an additional non-cash impairment charge of $0.3 million as a result of the sales price versus the net book value of the asset. The $0.3 million charge is included in “(Loss) Income from Discontinued Operations” on CRLP’s Consolidated Condensed Statements of Income.
CRLP has recorded an aggregate of $3.9 million of non-cash impairment charges during the nine months ended September 30, 2009. Of the $1.8 million of charges reflected in “Impairment” in the Consolidated Condensed Statements of Income for the nine months ended September 30, 2009, $0.7 million was recorded for Colonial Pinnacle Craft Farms, $0.5 million was recorded for Grander, $0.3 million was recorded for Regents Park, $0.2 million was recorded for Colonial Grand at Traditions and $0.1 million is related to three outparcels at Colonial Promenade at Tannehill. Of the $2.1 million included in “(Loss) Income from discontinued operations” in the Consolidated Condensed Statements of Income, $1.2 million was recorded for Murano at Delray Beach and $0.9 million for Portofino at Jensen Beach.
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
Note 6 — Disposition Activity
During the first quarter of 2009, CRLP disposed of Colonial Promenade Fultondale, a 159,000 square-foot (excluding anchor-owned square footage) wholly-owned retail asset, which was developed by CRLP. CRLP sold this asset for approximately $30.7 million, which included $16.9 million of seller-financing. The net proceeds were used to reduce the amount outstanding on CRLP’s unsecured credit facility. CRLP maintained an interest in the property by extending seller-financing; therefore, this property is presented in continuing operations in CRLP’s Consolidated Condensed Statements of Income.

During the second quarter of 2009, CRLP transferred its remaining 15% noncontrolling joint venture interest in a retail asset to the majority joint venture partner. As a result of the transaction, CRLP recorded an impairment of $0.7 million with respect to CRLP’s remaining equity interest in the joint venture.
In July 2009, CRLP closed on a transaction with its joint venture partner CMS, in which CMS purchased all of CRLP’s interest in four single asset multifamily joint ventures (see Note 11). Since CRLP had a noncontrolling interest in these joint ventures, the operations, as well as the proceeds from the sale, are presented in “(Loss) income from Partially-owned Investments” in CRLP’s Consolidated Condensed Statements of Income.
In August 2009, CRLP disposed of its 20% noncontrolling joint venture interest in Cunningham, a 280-unit multifamily apartment community located in Austin, Texas (see Note 11). Since CRLP had a noncontrolling interest in this asset, the operations, as well as the proceeds from the sale, are presented in “(Loss) income from Partially-owned Investments” in CRLP’s Consolidated Condensed Statements of Income.
In September 2009, CRLP disposed of all of its remaining condominium units at Portofino at Jensen Beach and Murano at Delray Beach (see Note 7).
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

			Units/ Square
Property	Location	Date Sold	Feet

Multifamily
Portofino at Jensen Beach	Port St. Lucie, FL	September 2009	118
Murano at Delray Beach	West Palm Beach, FL	September 2009	93
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200

Commercial
250 Commerce Center (Office)	Montgomery, AL	February 2008	37,000
Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by its internal investment committee, CRLP has commenced an active program to sell the assets, CRLP does not intend to retain a continuing interest in the property, and in the opinion of CRLP’s management, it is probable the assets will sell within the next 12 months. As of September 30, 2009, CRLP had classified one retail asset, nine for-sale developments and one parcel of land as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $17.0 million, $67.7 million and $7.2 million, respectively, as of September 30, 2009, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of September 30, 2009. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented. Depreciation or amortization expense suspended as a result of assets being classified as held for sale for the three and nine months ended September 30, 2009 was approximately $55,000 and $166,100, respectively. Depreciation or amortization expense suspended as a result of assets being classified as held for sale was approximately $17,000 for three and nine months ended September 30, 2008.
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

Below is a summary of the operations of the properties classified as discontinued operations during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2009	2008	2009	2008

Property revenues:
Base rent	$834	$2,398	$3,063	$11,620
Tenant recoveries	41	1	158	104
Other revenue	163	245	654	1,182

Total revenues	1,038	2,644	3,875	12,906

Property operating and administrative expenses	507	1,226	1,890	5,960
Impairment	251	—	2,051	—
Depreciation and amortization	—	428	131	1,325

Total expenses	758	1,654	4,072	7,285
Interest income (expense), net	—	58	—	139
(Loss) income from discontinued operations before net gain on disposition of discontinued operations	280	1,048	(198)	5,760
Net (loss) gain on disposition of discontinued operations	(6)	33,355	6	43,213
Noncontrolling interest to limited partners	155	71	597	341

(Loss) income from discontinued operations	$429	$34,474	$405	$49,314

Note 7 — For-Sale Activities
During the first quarter of 2009, CRLP completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia, for $16.3 million in cash. The proceeds from the sale were used to reduce the outstanding balance on CRLP’s unsecured credit facility.
In September 2009, CRLP completed the sale of all of its remaining condominium units at Murano at Delray Beach and Portofino at Jensen Beach, 93 units and 118 units, respectively, in two separate bulk transactions for total sales proceeds of $15.8 million in cash. These assets were originally condominium conversion properties but the remaining units were included in CRLP’s multifamily rental pool at time of sale. These assets were unencumbered and the net proceeds were used to reduce the amount outstanding on CRLP’s unsecured credit facility.
In addition to the sale of the units described above, during the three months ended September 30, 2009 and 2008, CRLP, through CPSI, sold 53 and 27 units, respectively, at its for-sale residential development properties. As of September 30, 2009, all of CRLP’s condominium conversion properties had been sold. During the three months ended September 30, 2008, CRLP, through CPSI, disposed of one condominium unit at CRLP’s condominium conversion properties.

During the three months ended September 30, 2009 and 2008, gains from sales of property on CRLP’s Consolidated Condensed Statements of Income included $0.6 million and $1.0 million (excluding $396,000 of income taxes), respectively, from these condominium and for-sale residential sales. There were no taxes associated with the sales of units during the three months ended September 30, 2009. During the nine months ended September 30, 2009 and 2008, gains from sales of property on CRLP’s Consolidated Condensed Statements of Income included $0.7 million (excluding $70,000 of income taxes) and $1.7 million (excluding $550,000 of income taxes), respectively, from these condominium and for-sale residential sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2009	2008	2009	2008

Condominium revenues, net	$15,730	$145	$16,851	$448
Condominium costs	(15,714)	(152)	(16,592)	(401)

Gains (losses) on condominium sales, before income taxes	16	(7)	259	47

For-sale residential revenues, net	8,855	8,678	33,553	17,795
For-sale residential costs	(8,260)	(7,667)	(33,083)	(16,177)

Gains on for-sale residential sales, before income taxes	595	1,011	470	1,618

Provision for income taxes	—	(396)	(70)	(550)

Gains on condominium conversions and for-sale residential sales, net of income taxes	$611	$608	$659	$1,115

The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. For the three months ended September 30, 2009 and 2008, there were only nominal gains related to condominium unit sales included in discontinued operations. For the nine months ended September 30, 2009 and 2008, gains on condominium unit sales of $0.2 million and $0.1 million, net of income taxes, are included in discontinued operations, respectively.
For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 8 — Undeveloped Land and Construction in Progress
As previously discussed, CRLP has postponed or is phasing future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. Specifically with respect to Colonial Pinnacle Nord du Lac, CRLP decided at the beginning of 2009 to adopt a phased approach and, in effect, postpone significant portions of this development. This approach was designed to allow CRLP to evaluate various alternatives for this development but the intent was to ultimately sell the project. Accordingly, the project was classified as “Real estate assets held for sale, net” on CRLP’s Consolidated Condensed Balance Sheet as of March 31, 2009 and June 30, 2009. In July 2009, CRLP reevaluated its plans with respect to this development and decided to hold this project for investment purposes and, therefore, Colonial Pinnacle Nord du Lac was reclassified from an asset “held for sale” to an asset “held for use” on CRLP’s Consolidated Condensed Balance Sheet as of September 30, 2009 (see Note 14).
During the second quarter 2009, CRLP transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square-foot (excluding anchor-owned square footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. As part of the agreement, CRLP commenced development of an additional 67,700-square foot phase of the retail shopping center (Colonial Promenade Craft Farms) during the three months ended June 30, 2009, which will be anchored by a 45,600-square-foot Publix supermarket. The development is expected to be completed in the second quarter 2010, and costs are anticipated to be $9.9 million.
During the third quarter 2009, CRLP completed the development of two multifamily apartment communities, Colonial Grand at Desert Vista, a 380-unit apartment community located in Las Vegas, Nevada, and Colonial Grand at Ashton Oaks, a 362-unit apartment community located in Austin, Texas. Project development costs, including land acquisition costs, for these two assets were approximately $86.1 million and were funded through CRLP’s unsecured credit facility.

CRLP’s ongoing consolidated development projects are in various stages of the development cycle. Active developments as of September 30, 2009 consist of:

		Total
		Units/			Costs
		Square		Estimated	Capitalized
		Feet (1)	Estimated	Total Costs	to Date
	Location	(unaudited)	Completion	(in thousands)	(in thousands)

Commercial Projects:
Colonial Promenade Tannehill (Retail) (2)	Birmingham, AL	350	2010	$7,100	$2,994
Colonial Promenade Craft Farms (Retail)	Gulf Shores, AL	68	2010	9,900	3,556

Construction in Progress for Active Developments					$6,550

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	Total cost and development costs recorded through September 30, 2009 have been reduced by $50.2 million for the portion of the development that was placed into service through September 30, 2009. Total cost for this project is expected to be approximately $57.3 million, of which up to $11.6 million may potentially be received from local municipalities as reimbursement for infrastructure costs.
During the third quarter 2009, CRLP also completed a 166,000 square-foot retail development, Colonial Pinnacle Turkey Creek III, located in Knoxville, Tennessee, in which CRLP maintains a 50% noncontrolling interest in. CRLP’s portion of the project development costs, including land acquisition costs, were approximately $12.3 million and were funded through CRLP’s unsecured credit facility.
Interest capitalized on construction in progress during the three months ended September 30, 2009 and 2008 was $0.5 million and $6.6 million, respectively. Interest capitalized on construction in progress during the nine months ended September 30, 2009 and 2008 was $3.5 million and $20.0 million, respectively.
There are no for-sale residential projects actively under development as of September 30, 2009. In line with CRLP’s strategic initiatives, CRLP has decided to postpone development activities associated with the projects listed in the table below until it determines that the current economic environment has sufficiently improved.

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)

Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,284
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,389
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,155
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,872
Colonial Grand at South End	Charlotte, NC	353	12,188
Colonial Grand at Azure	Las Vegas, NV	188	7,795
Colonial Grand at Cityway	Austin, TX	320	4,974

Commercial Projects:
Colonial Promenade Huntsville (Retail)	Huntsville, AL	111	9,692
Colonial Promenade Nord du Lac (Retail) (3)	Covington, LA	—	43,304

Other Projects and Undeveloped Land
Multifamily			2,574
Commercial			47,976
For-Sale Residential			61,660

Consolidated Construction in Progress			$239,863

(1)	This project is part of mixed-use development.

(2)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(3)	Costs capitalized to date for this development are presented net of a $19.3 million non-cash impairment charge recorded during the fourth quarter of 2009.

Note 9 — Net Income Per Unit
For the three and nine months ended September 30, 2009 and 2008, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(amounts in thousands)	2009	2008	2009	2008
Numerator:
(Loss) income from continuing operations	$(675)	$1,849	$22,251	$24,052
Less:
Income allocated to participating securities	(41)	(233)	(152)	(699)
Noncontrolling interest of limited partners — continuing operations	0	(68)	(999)	(316)
Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(5,438)	(5,452)
Distributions to general partner preferred unitholders	(1,998)	(2,037)	(6,108)	(6,705)
Preferred unit issuance costs, net of discount	30	240	25	(27)

(Loss) income from continuing operations available to common unitholders	$(4,497)	$(2,062)	$9,579	$10,853

Denominator:
Denominator for basic net income per unit — weighted average units	59,112	56,922	57,858	56,888
Effect of dilutive securities:
Trustee and employee share options, treasury method	—	—	—	107

Denominator for diluted net income per unit — adjusted weighted average units	59,112	56,922	57,858	56,995

For the three months ended September 30, 2009 and 2008, CRLP reported a net loss from continuing operations, and as such, 1,699 and 63,507 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net income per unit because including such unit equivalents would be anti-dilutive. For the nine months ended September 30, 2009 and 2008, CRLP reported net income from continuing operations, however, options to purchase 1,331,467 and 1,014,058 shares of the Trust and a corresponding number of units, respectively, were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares of the Trust, and therefore, the effect of including such units would be anti-dilutive.
Note 10 — Segment Information
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

The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three and nine months ended September 30, 2009 and 2008, and total segment assets to total assets as of September 30, 2009 and December 31, 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Revenues:
Segment Revenues:
Multifamily	$76,566	$78,905	$231,330	$237,274
Commercial	22,470	23,489	68,980	69,991

Total Segment Revenues	99,036	102,394	300,310	307,265

Partially-owned unconsolidated entities — Multifamily	(1,485)	(2,137)	(5,527)	(6,484)
Partially-owned unconsolidated entities — Commercial	(15,814)	(17,296)	(48,418)	(53,437)
Construction revenues	—	654	36	9,102
Unallocated corporate revenues	3,987	5,186	11,366	15,542
Discontinued operations property revenues	(1,038)	(2,644)	(3,875)	(12,906)

Total Consolidated Revenues	84,686	86,157	253,892	259,082

NOI:
Segment NOI:
Multifamily	43,577	45,259	133,112	141,164
Commercial	14,234	14,869	44,049	45,189

Total Segment NOI	57,811	60,128	177,161	186,353

Partially-owned unconsolidated entities — Multifamily	(719)	(987)	(2,791)	(3,110)
Partially-owned unconsolidated entities — Commercial	(9,862)	(10,846)	(30,546)	(33,880)
Unallocated corporate revenues	3,987	5,186	11,366	15,542
Discontinued operations property NOI	(280)	(1,418)	66	(6,946)
Impairment — discontinued operations (1)	(251)	—	(2,051)	—
Construction NOI	—	(19)	1	599
Property management expenses	(1,728)	(2,088)	(5,329)	(6,402)
General and administrative expenses	(4,073)	(5,993)	(12,982)	(17,562)
Management fee and other expenses	(3,340)	(4,335)	(11,096)	(12,269)
Restructuring charges	(588)	—	(1,400)	—
Investment and development (2)	(100)	(80)	(1,585)	(956)
Depreciation	(28,070)	(24,191)	(84,130)	(70,568)
Amortization	(864)	(833)	(2,936)	(2,560)
Impairment — continuing operations (3)	(221)	—	(1,839)	—

Income from operations	11,702	14,524	31,909	48,241

Total other income, net (4)	(12,377)	(12,675)	(9,658)	(24,189)

(Loss) Income from continuing operations	$(675)	$1,849	$22,251	$24,052

	September 30,	December 31,
(in thousands)	2009	2008
Assets
Segment Assets
Multifamily	$2,527,368	$2,579,376
Commercial	385,822	402,914

Total Segment Assets	2,913,190	2,982,290

Unallocated corporate assets (5)	144,279	172,211

	$3,057,469	$3,154,501

Footnotes on following page

(1)	The $0.3 million non-cash impairment charge recorded during the three months ended September 30, 2009 is attributable to the disposition of the remaining units at Portofino at Jensen Beach. In addition to this charge, the nine months ended September 30, 2009 includes $1.8 million in non-cash impairment charges as a result of marking certain assets to fair market value. CRLP recorded a $1.2 million non-cash impairment charge with respect to Murano at Delray Beach and a $0.6 million non-cash impairment charge with respect to Portofino at Jensen Beach (see Note 5).

(2)	Reflects costs incurred related to potential mergers, acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(3)	The $0.2 million non-cash impairment charge recorded during the three months ended September 30, 2009 is attributable to Colonial Grand at Traditions. In addition to this charge, the nine months ended September 30, 2009 includes a $0.9 million non-cash impairment charge recorded as a result of marking certain assets to fair market value, including $0.5 million with respect to the Grander, $0.3 million with respect to Regents Park and $0.1 million related to the sale of three outparcels (see Note 5). In addition to these charges, the amount recorded during the nine months ended September 30, 2009, includes a $0.7 million impairment charge as a result of CRLP’s decision to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms to the majority joint venture partner (see Note 11).

(4)	For-sale residential activities, including net gain on sales and income tax expense (benefit,) are included in the line item “Total other income (expense)” (see Note 7 related to for-sale activities).

(5)	Includes CRLP’s investment in partially-owned entities of $31,405 as of September 30, 2009 and $46,221 as of December 31, 2008.

Note 11 — Investment in Partially-Owned Entities
CRLP accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of September 30, 2009 and December 31, 2008:

			(in thousands)
	Percent		September 30,	December 31,
	Owned		2009	2008

Multifamily:
Belterra, Ft. Worth, TX	10.00%		$545	$616
Regents Park (Phase II), Atlanta, GA	40.00	%(1)	3,399	3,424
CG at Huntcliff, Atlanta, GA	20.00%		1,696	1,894
CG at McKinney, Dallas, TX (Development)	25.00	%(1)	1,721	1,521
CG at Research Park, Raleigh, NC	20.00%		946	1,053
CG at Traditions, Gulf Shores, AL	35.00	%(2)	-0-	570
CMS / Colonial Joint Venture I	—	(3)	—	289
CMS / Colonial Joint Venture II	—	(3)	—	(461)
CMS Florida	—	(3)	—	(561)
CMS Tennessee	—	(3)	—	114
CMS V / CG at Canyon Creek, Austin, TX	—	(4)	—	638
DRA Alabama	10.00%		785	921
DRA CV at Cary, Raleigh, NC	20.00%		1,492	1,752
DRA Cunningham, Austin, TX	—	(5)	—	896
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,169	1,291

Total Multifamily			$11,753	$13,957

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		148	118
Colonial Center Mansell JV	15.00%		344	727
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(181)	(173)
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00	%(6)	—	823
Colonial Promenade Madison, Huntsville, AL	25.00%		2,160	2,187
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,435	2,378
DRA / CRT JV	15.00	%(7)	19,261	24,091
DRA / CLP JV	15.00	%(8)	(14,465)	(10,976)
Highway 150, LLC, Birmingham, AL	10.00%		64	67
Huntsville TIC, Huntsville , AL	10.00	%(9)	(4,408)	(3,746)
OZRE JV	17.10	%(10)	(8,450)	(7,579)
Parkside Drive LLC I, Knoxville, TN	50.00%		3,510	4,673
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%		7,323	6,842
Parkway Place Limited Partnership, Huntsville, AL	50.00%		10,130	10,690

Total Commercial			$17,871	$30,122

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		18	33
Heathrow, Orlando, FL	50.00	%(1)	1,763	2,109

			$1,781	$2,142

			$31,405	$46,221

Footnotes on following page

(1)	These joint ventures consist of undeveloped land.

(2)	In September 2009, CRLP recorded a $0.2 million impairment charge as a result of its noncontrolling interest in this joint venture being other-than-temporarily impaired (see below).

(3)	In July 2009, CRLP disposed of its noncontrolling interests in these joint ventures (see below).

(4)	CRLP began consolidating this joint venture in its financial statements during the three months ended September 30, 2009 (see below).

(5)	In August 2009, CRLP sold its 20% noncontrolling interest in this joint venture (see below).

(6)	In April 2009, CRLP transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms.

(7)	As of September 30, 2009, this joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas.

(8)	As of September 30, 2009, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Equity investment includes the value of CRLP’s investment of approximately $18.6 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $33.1 million, which is being amortized over the life of the properties.

(9)	Equity investment includes CRLP’s investment of approximately $3.0 million, offset by the excess basis difference on the transaction of approximately $7.4 million, which is being amortized over the life of the properties.

(10)	As of September 30, 2009, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Equity investment includes the value of CRLP’s investment of approximately $7.6 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $16.1 million, which is being amortized over the life of the properties.
In July 2009, CRLP closed on the transaction with its joint venture partner CMS in which CMS purchased all of CRLP’s interest in four single asset multifamily joint ventures, which includes an aggregate of 1,212 apartment units. The properties included in the four joint ventures are Colonial Grand at Brentwood, Colonial Grand at Mountain Brook, Colonial Village at Palma Sola and Colonial Village at Rocky Ridge. CRLP received a cash payment of $2.0 million and is no longer responsible for its 15% to 25% share of the current outstanding debt of $73.6 million in the joint ventures (CRLP’s pro-rata portion of the debt was $15.3 million). CRLP no longer has an interest in these joint ventures.
In July 2009, CRLP agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. On September 14, 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, CRLP made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, CRLP began consolidating the CMS/Colonial Canyon Creek joint venture, with a fair value of the property of $26.0 million recorded in its financial statements beginning with the quarter ending September 30, 2009.
In August 2009, CRLP disposed of its 20% interest in Cunningham, a 280-unit multifamily apartment community located in Austin, Texas. CRLP’s pro-rata share of the sales proceeds was $3.6 million, $2.8 million of which was used to repay the associated debt on the asset.
CRLP owns a 35% joint venture interest in Colonial Grand at Traditions, a 324-unit apartment community located in Gulf Shores, Alabama. In September 2009, CRLP determined that its 35% joint venture interest is impaired and that this impairment is other than temporary. As a result, CRLP recognized a non-cash impairment charge of $0.2 million during the three months ended September 30, 2009 for this other-than-temporary impairment. See additional discussion below under “Unconsolidated Variable Interest Entities”.
In July 2009, CRLP entered into an agreement with OZ/CLP Retail LLC (the “Retail Joint Venture”)—CRLP’s joint venture with OZRE Retail LLC—that provides for, among other things, the transfer of all of CRLP’s interest in the Retail Joint Venture, which is comprised of 11 retail assets with approximately 3.0 million square feet of retail space to its joint venture partner. Pursuant to the agreement, CRLP would acquire one of the 11 retail assets in exchange for, among other things, the transfer of CRLP’s ownership stake in the Retail Joint Venture, a cash payment that will be used by the Retail Joint Venture to repay approximately $38.0 million of mortgage debt and related fees and expenses, and the payment by CRLP of approximately $7.0 million for the discharge of deferred purchase price owed by the Retail Joint Venture to former unitholders who elected to redeem their units in June 2008. It is anticipated that this transaction will be completed in the fourth quarter of 2009, but remains subject to the satisfaction of certain closing conditions, including the sale to CRLP by former unitholders of a certain amount of the deferred purchase price owed to the unitholders by the Retail Joint Venture. No assurance can be given that CRLP will be able to consummate this transaction.

Combined financial information for CRLP’s investments in unconsolidated partially-owned entities since the date of CRLP’s acquisitions is as follows:

	As of	As of
	September 30,	December 31,
(in thousands)	2009	2008
Balance Sheet
Assets
Land, building, & equipment, net	$2,924,174	$3,130,487
Construction in progress	34,346	57,441
Other assets	278,592	317,164

Total assets	$3,237,112	$3,505,092

Liabilities and Partners’ Equity
Notes payable (1)	$2,553,632	$2,711,059
Other liabilities	159,722	156,700
Partners’ Equity	523,758	637,333

Total liabilities and partners’ capital	$3,237,112	$3,505,092

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statement of Operations
Revenues	$99,958	$114,762	$311,953	$349,059
Operating expenses	(39,962)	(45,326)	(121,915)	(135,697)
Interest expense	(35,218)	(39,072)	(111,117)	(125,760)
Depreciation, amortization and other	(41,926)	(41,214)	(123,241)	(122,991)

Net (loss) income (2)	$(17,148)	$(10,850)	$(44,320)	$(35,389)

(1)	CRLP’s pro-rata share of indebtedness, as calculated based on ownership percentage, at September 30, 2009 and December 31, 2008 is $445.7 million and $476.3 million, respectively.

(2)	In addition to CRLP’s pro-rata share of (loss) income from partially-owned unconsolidated entities, “(Loss) Income from partially-owned unconsolidated entities” for the three and nine months ended September 30, 2009 also includes gains from CRLP’s dispositions of joint venture interests, amortization of basis differences and a charge for the probable partial loan repayment guarantee which are not reflected in the numbers above. “(Loss) Income from partially-owned unconsolidated entities” for the three and nine months ended September 30, 2008 includes gains of CRLP’s dispositions of joint venture interests and amortization of basis differences.
Investments in Variable Interest Entities
Based on CRLP’s evaluation, as of September 30, 2009, CRLP does not have a controlling interest in, nor is CRLP the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above, CMS/Colonial Canyon Creek which CRLP began consolidating as of September 30, 2009 (see Note 12). Also, as of September 30, 2009, CRLP has interests in two VIEs with significant variable interests for which CRLP is not the primary beneficiary.
Unconsolidated Variable Interest Entities
As of September 30, 2009, CRLP had interests in two VIEs with significant variable interests for which CRLP is not the primary beneficiary.
In September 2005, CRLP acquired a 15% partnership interest in CRT Properties, Inc. (“CRT”) through a joint venture (the “DRA/CRT JV”) with DRA Advisors LLC (“DRA”). CRT owns a portfolio of 17 office properties located primarily in the southeastern United States. With respect to CRLP’s investment in DRA/CRT JV, CRLP is entitled to receive distributions in excess of its ownership interest if certain target return thresholds are satisfied. In addition, during September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of September 30, 2009, this guarantee, which matures in January 2010, has been reduced to $17.0 million as a result of the pay down of the associated collateralized debt from the sales of assets. The carrying amount of CRLP’s investment in the DRA/CRT JV is $19.3 million. With CRLP’s guarantee of $17.0 million and its investment of $19.3 million, CRLP’s maximum exposure to loss is $36.3 million.

CRLP and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee, which is different from the venture’s voting and economic interests. As a result, this investment qualifies as a VIE but CRLP has determined that it is remote that it would absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment. In September 2009, CRLP determined that it was probable that CRLP will have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions and recognized a charge to earnings. In addition, CRLP has determined that its 35% joint venture interest is impaired and that this impairment is other than temporary.  As a result, CRLP wrote-off its investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the three months ended September 30, 2009.
Note 12 — Financing Activities
In the first quarter of 2009, CRLP, together with the Trust, closed on a $350 million collateralized loan (the “First FNM Loan”) originated by PNC ARCS LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the First FNM Loan is 6.04%. The First FNM Loan matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The First FNM Loan is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire First FNM Loan amount was drawn on February 27, 2009. The proceeds from the First FNM Loan were used to repay a portion of the outstanding borrowings under CRLP’s $675.0 million unsecured credit facility.
In the second quarter of 2009, CRLP, together with the Trust, closed on a $156.4 million collateralized loan (the “Second FNM Loan”) originated by Grandbridge Real Estate Capital LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%.  The weighted average interest rate for the Second FNM Loan is 5.31%. The Second FNM Loan matures on June 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required to the maturity date.  The Second FNM Loan is collateralized by eight multifamily properties totaling 2,816 units. The entire Second FNM Loan amount was drawn on May 29, 2009. The proceeds from the Second FNM Loan were used to repay a portion of the outstanding borrowings under CRLP’s $675.0 million unsecured credit facility.
As of September 30, 2009, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, CRLP has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $2.0 million as of September 30, 2009.
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
The Credit Facility and the cash management line, which are primarily used by CRLP to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an outstanding balance at September 30, 2009 of $279.0 million. The interest rate of the Credit Facility (including the cash management line) was 1.30% and 3.42% at September 30, 2009 and 2008, respectively.

The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of CRLP; and generally not paying CRLP’s debts as they become due. At September 30, 2009, CRLP was in compliance with these covenants. Specific financial ratios with which CRLP must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio as well as the Debt to Total Asset Value Ratio. Both of these ratios are measured quarterly. The Fixed Charge Coverage Ratio generally requires that CRLP’s earnings before interest, taxes, depreciation and amortization be at least equal 1.5 times CRLP’s Fixed Charges. Fixed Charges generally include interest payments (including capitalized interest) and preferred dividends. The Debt to Total Asset Value Ratio generally requires CRLP’s debt to be less than 60% of its total asset value. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact CRLP’s ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants in the future. CRLP expects to be able to comply with these ratios and covenants in 2009, but no assurance can be given that CRLP will be able to maintain compliance with these ratios and other debt covenants, particularly if economic conditions worsen.
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
Unsecured Senior Notes Repurchases
In January 2008, the Trust’s Board of Trustees authorized the repurchase up to $50.0 million of outstanding unsecured senior notes of CLRP. In addition, during 2008, the Board of Trustees of the Trust authorized the repurchase of an additional $500.0 million of outstanding unsecured senior notes of CRLP under a senior note repurchase program. Under the repurchase program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions through December 31, 2009, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate CRLP to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.
Repurchases under the program during the nine months ended September 30, 2009 are as follows:

			Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain (1)

1st Quarter	$96.9	27.1%	12.64%	$24.3
2nd Quarter (2)	315.5	5.9%	6.75%	16.2
3rd Quarter (3)	166.8	10.0%	7.87%	14.3

Year-to-Date	$579.2	10.6%	8.06%	$54.8

(1)	Gains are presented net of the loss on hedging activities of $1.1 million recorded during the three months ended March 31, 2009 and $0.6 million recorded during the three months ended September 30, 2009 as the result of a reclassification of amounts in Accumulated Other Comprehensive Income in connection with the conclusion that it is probable that CRLP will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.

(2)	Repurchases include $250.0 million repurchased pursuant to a tender offer that closed on May 4, 2009, which was conducted outside of the senior note repurchase program.

(3)	Repurchases include $148.2 million repurchased pursuant to a tender offer that closed on August 31, 2009, which was conducted outside of the senior note repurchase program.

Repurchases under the program during 2008 are as follows:

			Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain

1st Quarter	$50.0	12.0%	8.18%	$5.5
2nd Quarter	31.8	10.0%	7.80%	2.7
3rd Quarter	57.8	5.0%	7.40%	2.6
4th Quarter	55.4	9.8%	10.42%	5.2

Total	$195.0	9.1%	8.53%	$16.0
Unconsolidated Joint Venture Financing Activity
In July 2009, CRLP agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. On September 14, 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, CRLP made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, CRLP began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the quarter ended September 30, 2009.
During the three months ended September 30, 2009, certain of CRLP’s unconsolidated joint ventures have exercised options to extend an aggregate of approximately $48.5 million of outstanding mortgage debt from 2009 to 2010. In addition, in September 2009, one of CRLP’s unconsolidated joint ventures disposed of its only property, a 280-unit multifamily apartment community, a portion of the proceeds of which were used to repay an outstanding $14.0 million mortgage loan on the property (of which, CRLP’s pro rata share was $2.8 million). CRLP intends to cooperate with its joint venture partners in connection with the efforts to refinance and/or replace other outstanding joint venture indebtedness (which may also include, for example, property dispositions), which cooperation may include additional capital contributions from time to time in connection therewith.
•	In March 2009, a loan collateralized by Broward Financial Center, a 326,000 office building located in Ft. Lauderdale, Florida, in the amount of $46.5 million matured. This property is one of the properties in the DRA/CRT joint venture, in which CRLP is a 15% noncontrolling partner. The joint venture did not repay the principal amount due on the loan when it matured, but continues to make interest payments. The loan is non-recourse to CRLP, but CRLP’s pro rata share of the principal amount of the loan is $7.0 million (based on its ownership interest in the joint venture). CRLP and its joint venture partner are currently in negotiations with the special servicer regarding refinancing options that may be available from the current lender. To date, the joint venture has been unsuccessful in renegotiating an extension of the current loan with the existing lender and no assurance can be given that the joint venture will be able to refinance the loan on reasonable terms (if at all).
•	CRLP was recently notified that the DRA/CRT joint venture received a notice of default on its $155.9 million outstanding note collateralized by Charlotte University Center, located in Charlotte, North Carolina, Orlando University Center, located in Orlando, Florida, and Jacksonville Baymeadows, located in Jacksonville, Florida. The loan matures in September 2010 and is non-recourse to CRLP, but CRLP’s pro rata share of the principal amount of the loan is $23.3 million (based on its ownership interest in the joint venture). The DRA/CRT joint venture is currently in negotiations with the lender regarding refinancing options, but no assurance can be given that the joint venture will be able to refinance the loan on reasonable terms (if at all).
There can be no assurance that CRLP’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to CRLP’s joint venture interests discussed in CRLP’s Annual Report on Form 10-K for the year ended December 31, 2008 may materially adversely impact the value of CRLP’s joint venture interests, which, in turn, could have a material adverse effect on CRLP’s financial condition and results of operations.

Note 13 — Derivatives and Hedging
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
The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. CRLP did not have any active cash flow hedges during the three or nine months ended September 30, 2009.
At September 30, 2009, CRLP had $3.1 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on CRLP’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of CRLP’s senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt was $0.1 million and $0.2 million during the three months ended September 30, 2009 and 2008, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2009 and 2008, respectively. CRLP reclassified $0.6 million to “Loss on hedging activities” for the three months ended September 30, 2009. For the nine months ended September 30, 2009, the change in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of CRLP’s senior note repurchase program was $1.7 million. Amounts reclassified to “Loss on hedging activities” for the three and nine months ended September 30, 2008 were immaterial.
Derivatives not designated as hedges are not speculative and are used to manage CRLP’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. As of September 30, 2009, CRLP had no derivatives that were not designated as a hedge in a qualifying hedging relationship.

The tables below present the effect of CRLP’s derivative financial instruments on the Consolidated Condensed Statements of Income as of September 30, 2009.

Amount of Gain or (Loss) Recognized in OCI					Amount of Gain or (Loss) Reclassified from
on Derivative (Effective Portion)				Location of Gain or	Accumulated OCI into Income (Effective Portion)
Three months ended		Nine months ended		(Loss) Reclassified from	Three months ended		Nine months ended
Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Accumulated OCI into	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
2009	2008	2009	2008	Income (Effective Portion)	2009	2008	2009	2008
—	—	—	—	Interest Expense and Debt Cost Amortization	$(114)	$(150)	$(425)	$(321)
				Loss on Hedging Activities	(649)	(46)	(1,709)	(127)

					(763)	(196)	(2,134)	(448)

Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on
Recognized in Income on	Derivative (Ineffective Portion and Amount Excluded
Derivative (Ineffective	from Effectiveness Testing)
Portion and Amount	Three months ended		Nine months ended
Excluded from	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
Effectiveness Testing)	2009	2008	2009	2008
Loss on Hedging Activities	—	—	—	—
Note 14 — Contingencies and Guarantees
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
In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, no liability was recorded for these guarantees.

As previously disclosed, CRLP has postponed or is phasing future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. As a result of the postponement/phasing of this development, CRLP has been evaluating various alternatives for this development, including with respect to its existing contractual obligations to certain future tenants who had previously committed to this development.  As discussed in Note 7, in July 2009, CRLP decided to hold this project for investment purposes. If CRLP is unable to reach alternative agreements with these future tenants, the tenants may choose not to participate in this development or seek damages from CRLP as a result of the postponement of the development, or both.
During the second quarter of 2009, CRLP, through a wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac community development district (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds.  The proceeds from the CDD bonds were to be used by the CDD to construct infrastructure for the benefit of the development. As a result of the solicitation, CRLP purchased $14.8 million of the outstanding CDD bonds for total consideration of $12.8 million, representing a 13.3% discount to the par amount.  In connection with this transaction, CRLP’s liabilities were reduced by $14.8 million, of which $1.6 million, representing the discount on the purchase of the bonds, net of interest and fees, was treated as a non-cash transaction and a reduction to basis. In accordance with EITF 91-10, also known as ASC 970-470-05, CRLP recorded restricted cash and other liabilities for the $24.0 million CDD bond issuance.  This issuance was treated as a non-cash transaction in CRLP’s Consolidated Condensed Statement of Cash Flows for the twelve months ended December 31, 2008.
During the third quarter 2009, in separate transactions, CRLP purchased the remaining $9.2 million of the outstanding CDD bonds associated with the Nord du Lac development bringing the total amount purchased to $24.0 million, or 100.0% of the total outstanding CDD bonds. CRLP anticipates liquidation of this CDD and cancellation of these CDD bonds, which would result in the release of the remaining net cash proceeds received from the bond issuance held in escrow ($15.7 million as of September 30, 2009).
In connection with the office and retail joint venture transactions that closed in 2007, CRLP assumed certain contingent obligations for a total of $15.7 million, of which $6.4 million remains outstanding as of September 30, 2009.
CRLP is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially adversely affect the financial position or results of operations or cash flows of CRLP.
Guarantees and Other Arrangements
During April 2007, CRLP and its joint venture partner each committed to guarantee up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee. Construction at this site is complete as the project was placed into service during 2008. As of September 30, 2009, the joint venture had drawn $33.4 million on the construction loan, which matures in April 2010. On September 25, 2009, CRLP determined it was probable that it would have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan. Accordingly, at September 30, 2009, $3.5 million was recorded for the guarantee (see Note 11).
During November 2006, CRLP and its joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. CRLP and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is complete as the project was placed into service during 2008. As of September 30, 2009, the Colonial Promenade Smyrna joint venture had $29.6 million outstanding on the construction loan, which matures in December 2009. At September 30, 2009, no liability was recorded for the guarantee.
During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of September 30, 2009, this guarantee, which matures in January 2010, had been reduced to $17.0 million, as a result of the pay down of the associated collateralized debt from the sales of assets. At September 30, 2009, no liability was recorded for the guarantee.

In connection with the formation of Highway 150 LLC in 2002, CRLP executed a guarantee, pursuant to which CRLP serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender; only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At September 30, 2009, the total amount of debt of the joint venture was approximately $16.1 million and matures in December 2012. At September 30, 2009, no liability was recorded for the guarantee.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $21.2 million at September 30, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.
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
Note 15 — Subsequent Events
Dispositions
On October 21, 2009, CRLP sold the remaining 14 units at The Grander, a for-sale residential project located in Gulf Shores, Alabama. The units were sold for total proceeds of $3.3 million and the proceeds were used to repay a portion of the outstanding borrowings on CRLP’s unsecured revolving credit facility.
On October 27, 2009, CRLP sold its 10% noncontrolling joint venture interest in Colony Woods (DRA Alabama), a 414-unit multifamily apartment community located in Birmingham, Alabama. CRLP received $2.5 million for its portion of the sales proceeds, of which $1.6 million was used to repay the associated mortgage debt and the remaining proceeds were used to repay a portion of the outstanding borrowings on CRLP’s unsecured revolving credit facility.
Equity Offering
On October 6, 2009, the Trust completed an equity offering of 12,109,500 common shares, including shares issued to cover over-allotments, at $9.50 per share. Total net proceeds from this offering were approximately $109.8 million after deducting the underwriting discount and other offering expenses. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 12,109,500 common units to the Trust, at $9.50 per unit, for the common shares issued by the Trust in the equity offering. CRLP used the net proceeds from the offering to repay a portion of the outstanding balance under its unsecured revolving credit facility and for general corporate purposes.
Distribution
On October 28, 2009, a cash distribution was declared to shareholders of the Trust and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $9.9 million. The distribution was declared to shareholders and partners of record as of November 9, 2009 and will be paid on November 16, 2009.
Management of CRLP has evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date these financial statements were issued.  During this period, there were no material subsequent events other than those disclosed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust, or “the Trust”, and Colonial Realty Limited Partnership, or “CRLP”, of which the Trust is the sole general partner and in which the Trust owned an 86.7% limited partner interest as of September 30, 2009. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s 2008 Annual Report on Form 10-K and CRLP’s 2008 Annual Report on Form 10-K. Such factors include, among others, the following:
•	the weakening economy and mounting job losses in the U.S., together with the downturn in the overall U.S. housing market resulting in increased supply and all leading to deterioration in the multifamily market;
•	national and local economic, business and real estate conditions, including, but not limited to, the effect of demand for multifamily units, office and retail rental space or the creation of new multifamily and commercial developments, the extent, severity and duration of the current recession or recovery, the availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;
•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and commercial space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sales proceeds in a manner that generates favorable terms;
•	increased exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;
•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and retail developments;
•	ability to obtain financing at reasonable rates, if at all;
•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;
•	changes in operating costs, including real estate taxes, utilities, and insurance;
•	higher than expected construction costs;
•	uncertainties associated with our ability to sell our existing inventory of condominium and for-sale residential assets, including timing, volume and terms of sales;
•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;
•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;
•	effects of tax legislative action;
•	the Trust’s ability to continue to satisfy complex rules in order for it to maintain its status as a “REIT” for federal income tax purposes, the ability of CRLP to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on availability of financing;
•	effect of any rating agency actions on the cost and availability of new debt financing;
•	level and volatility of interest rates or capital market conditions;
•	effect of any terrorist activity or other heightened geopolitical crisis;
•	other factors affecting the real estate industry generally, including information technology risks, such as obsolescence and integrity of applications; and
•	other risks identified in the Trust’s 2008 Annual Report on Form 10-K and CRLP’s 2008 Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.
We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
General
We are a multifamily-focused self-administered equity REIT that owns, develops and operates multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets through joint venture investments and pursuing development opportunities. We are a multifamily-focused self-administered and self-managed equity REIT, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 186 properties as of September 30, 2009, located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.
As of September 30, 2009, we owned or maintained a partial ownership in 112 multifamily apartment communities containing a total of 33,938 apartment units (consisting of 105 wholly-owned consolidated properties and seven properties partially-owned through unconsolidated joint venture entities aggregating 31,520 and 2,418 units, respectively) (the “multifamily apartment communities”), 74 commercial properties, consisting of 48 office properties containing a total of approximately 16.3 million square feet of office space (consisting of three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint-venture entities aggregating 0.5 million and 15.8 million square feet, respectively) (the “office properties”), 26 retail properties containing a total of approximately 5.2 million square feet of retail space, excluding anchor-owned square-footage (consisting of five wholly-owned properties and 21 properties partially-owned through unconsolidated joint venture entities aggregating 1.0 million and 4.2 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to herein collectively as the “properties”. As of September 30, 2009, consolidated multifamily and commercial properties that had achieved stabilized occupancy (which we have defined as having occurred once the property has attained 93% physical occupancy) were 94.4% and 86.0% leased, respectively.
The Trust is the direct general partner of, and as of September 30, 2009, held approximately 86.7% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential and condominium conversion activities through CPSI.
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

Business Strategy and Outlook
During the past 12 months, we have experienced a global financial and economic crisis, which included, among other things, significant reductions and disruptions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or volatility in equity values worldwide and concerns that the weakening U.S. and worldwide economies could enter into a prolonged recessionary period. These circumstances materially impacted liquidity in the financial markets making terms for certain financings less attractive, and in some cases, resulted in the unavailability of financing even for companies who were otherwise qualified to obtain financing. In addition, the weakening economy and mounting job losses in the U.S., and the slowdown in the overall U.S. housing market, resulting in increased supply (and in some markets, oversupply), have led to a deterioration in the multifamily market. The turmoil in the credit and capital markets, continuing job losses, the increased housing supply and our expectation that the economy will continue to remain weak caused us to recalibrate our business plan at the beginning of this year.
As a result of the economic decline, our focus for the remainder of 2009 and into the first quarter of 2010 continues to be on our previously outlined priorities of strengthening the balance sheet, improving liquidity, addressing our near term debt maturities, managing our existing properties and operating our portfolio efficiently, including reducing our overhead and postponing or phasing future development activities.  We have made significant progress in implementing this business strategy in the first nine months of the year and will continue to execute on our strategic initiatives as outlined below.
Strengthen the Balance Sheet
Our primary method of strengthening the balance sheet has been through asset sales, particularly non-core assets, such as for-sale residential properties and land, and through our recently completed equity offerings. Despite a challenging transaction environment, we have sold assets for aggregate proceeds of approximately $81.3 million during the nine months ended September 30, 2009, including the following significant transactions:
•	Colonial Promenade Fultondale, a retail asset that we developed, for $30.7 million (including $16.9 million of seller-financing), recognizing a gain of $4.5 million;
•	Our remaining 15% joint venture interest in Colonial Pinnacle Craft Farms to the majority joint venture partner, resulting in an impairment charge of $0.7 million;
•	109 units at four of our for-sale residential communities for $33.5 million, which included the remaining units at Regent’s Park; and
•	The remaining 238 units at our condominium conversion projects for $16.9 million, which included the sale of Portofino at Jensen Beach and Murano at Delray Beach during the third quarter.
In addition, we are working to complete additional transactions during the remainder of 2009. In July 2009, we entered into an agreement with OZ/CLP Retail LLC — our joint venture with OZRE Retail LLC and our retail joint venture partner — that is expected to result in the transfer of all of our interest in the joint venture to our joint venture partner. It is anticipated that this transaction will be completed in the fourth quarter 2009; but it remains subject to the satisfaction of certain closing conditions. No assurance can be given that we will be able to complete this sale.
During the second and third quarters of 2009, we issued 4,802,971 common shares under our $50.0 million continuous equity offering program, at a weighted average issue price of $9.07 per share, raising net proceeds of approximately $42.6 million. Following completion of the equity offering noted below, we terminated this program.
On October 6, 2009, we completed a public offering of our common shares, issuing 12,109,500 shares at a public offering price of $9.50 per share, generating net proceeds of $109.8 million after deducting the underwriting discount and offering expenses. We used the net proceeds from the offering to repay a portion of the outstanding balance under our unsecured revolving credit facility and for general corporate purposes.
Improve Liquidity
As the economic uncertainty continues, ensuring adequate liquidity remains critical. During the nine months ended September 30, 2009, we closed on a 10-year, $350.0 million collateralized loan, with a weighted-average fixed interest rate of 6.04%, and on an additional 10-year, $156.4 million collateralized loan, with a weighted-average fixed interest rate of 5.31%, both with Fannie Mae (NYSE: FNM). The proceeds from these loans were used to repay a portion of the outstanding borrowings under our $675.0 million unsecured credit facility, as discussed further under “Liquidity and Capital Resources”.

Beginning in the first quarter 2009, our Board of Trustees declared a reduced quarterly cash dividend on common shares of $0.15 per common share, compared with $0.25 for the fourth quarter 2008. These actions are intended to help us further improve our liquidity position, enhance our ability to take advantage of opportunities and help protect against uncertainties in the capital markets.
Address Near-Term Maturities
For the first nine months of 2009, we focused on addressing our near term maturities through repurchases of outstanding unsecured senior notes of CRLP as we continued to see significant discounts. Since inception of our repurchase efforts, which includes a previously announced $550 million repurchase program, a $250 million tender offer and a third quarter closing of an additional $148.2 million tender offer, we have repurchased an aggregate of $774.2 million of outstanding unsecured senior notes, recognizing aggregate net gains of approximately $70.3 million. Of this amount, we repurchased $579.2 million in unsecured senior notes during the first nine months of 2009, at an average discount of 10.6% to par value, which represents an 8.1% yield to maturity and resulted in the recognition of net gains of $54.8 million. As a result of our successful repurchases of unsecured notes, as of September 30, 2009, we have only $4.2 million of unsecured notes maturing in 2010. We will continue to monitor the bond market and take advantage of favorable conditions to repurchase outstanding CRLP notes.
As of September 30, 2009, we had $396.1 million available on our unsecured credit facility, with $5 million to $10 million in development spending committed for the remainder of 2009, no debt related to consolidated properties maturing in 2009 and $23.4 million of joint venture debt maturing in 2009 (of which $20.6 million is available to be extended by the joint venture). Therefore, we believe, based on our current strategy, that we have adequate liquidity in order to address our capital needs through 2011, including the remaining $44.4 million of consolidated debt maturing in 2010.
Reduce Overhead
Since October 2008, we have aggressively cut overhead costs, primarily through the elimination of 159 employee positions (many of which were construction, development, and leasing personnel), of which 24 were eliminated during the third quarter 2009. These actions resulted in us incurring $0.6 million and $1.4 million in termination benefits and severance related charges in the three and nine months ended September 30, 2009, respectively. With the staff reductions in 2009, we have now reduced the size of our total workforce by more than 10% compared to the workforce size as of October 2008, which we expect to generate approximately $20.0 million in annualized savings. Throughout the remainder of 2009 and into the first quarter of 2010, we intend to continue to explore additional ways to achieve overhead savings that will help preserve capital and improve liquidity.
Postpone/Phase Developments
As previously disclosed, in January 2009, we decided to postpone/phase future development activities until we determine that the current economic environment has sufficiently improved. Our development expenditures during the three and nine months ended September 30, 2009 were $9.6 million and $40.8 million, respectively, and we anticipate total expenditures for 2009 to be approximately $45 to $50 million. Postponing/phasing future development activities will help us preserve capital until the current economic environment has sufficiently improved.
We believe that our current business strategy, the availability of borrowings under our credit facilities, limited debt maturities in 2009 and 2010, and the number of unencumbered properties in our multifamily portfolio has us positioned to work through this challenging economic environment. However, the ongoing recession and continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for capital needs at reasonable terms, or at all, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of financing on less favorable terms.

Executive Summary of Results of Operations
The following discussion of results of operations should be read in conjunction with the Consolidated Condensed Statements of Income of the Trust and CRLP and the Operating Results Summary included below.
For the three months ended September 30, 2009, the Trust reported a net loss available to common shareholders of $3.5 million, compared with net income available to common shareholders of $27.2 million for the comparable prior year period. For the three months ended September 30, 2009, CRLP reported a net loss available to common unitholders of $4.0 million, compared with net income available to common unitholders of $32.6 million for the comparable prior year period. In addition to our results from operating activities, results for the three months ended September 30, 2009 include $14.3 million of net gains from the repurchase of unsecured senior notes, offset by $3.5 million in charges related to a loan repayment guarantee on our 35% joint venture interest in Colonial Grand at Traditions, an increase in interest expense and debt cost amortization of approximately $4.8 million and $1.1 million of restructuring and impairment charges.
For the nine months ended September 30, 2009 and 2008, the Trust reported net income available to common shareholders of $8.6 million and $50.4 million, respectively. For the nine months ended September 30, 2009 and 2008, CRLP reported net income available to common unitholders of $10.1 million and $60.9 million, respectively. In addition to our results from operating activities, results for the nine months ended September 30, 2009 include $54.8 million of net gains from the repurchase of unsecured senior notes, $5.7 million of gains, net of income taxes, from the disposition of assets, an increase in interest expense and debt cost amortization of approximately $13.2 million and $5.3 million of restructuring and impairment charges.

Operating Results Summary
The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This information is presented to correspond with the manner in which we analyze our operating results.

	Three Months Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2009	2008	Variance	2009	2008	Variance
Revenues:
Minimum rent	$69,028	$70,131	$(1,103)	$209,476	$205,073	$4,403
Tenant recoveries	848	1,116	(268)	2,823	3,256	(433)
Other property related revenue	10,823	9,070	1,753	30,191	26,109	4,082
Construction revenues	-0-	654	(654)	36	9,102	(9,066)
Other non-property related revenues	3,987	5,186	(1,199)	11,366	15,542	(4,176)

Total revenue	84,686	86,157	(1,471)	253,892	259,082	(5,190)

Expenses:
Property operating expenses	25,615	23,093	2,522	70,979	62,783	8,196
Taxes, licenses and insurance	8,385	10,347	(1,962)	29,672	29,238	434
Construction expenses	—	673	(673)	35	8,503	(8,468)
Property management expenses	1,728	2,088	(360)	5,329	6,402	(1,073)
General and administrative expenses	4,073	5,993	(1,920)	12,982	17,562	(4,580)
Management fee and other expense	3,340	4,335	(995)	11,096	12,269	(1,173)
Restructuring charges	588	—	588	1,400	—	1,400
Investment and development	100	80	20	1,585	956	629
Depreciation & amortization	28,934	25,024	3,910	87,066	73,128	13,938
Impairment	221	—	221	1,839	—	1,839

Total operating expenses	72,984	71,633	1,351	221,983	210,841	11,142

Income from operations	11,702	14,524	(2,822)	31,909	48,241	(16,332)

Other income (expense):
Interest expense and debt cost amortization	(23,840)	(18,998)	(4,842)	(69,192)	(56,026)	(13,166)
Gains on retirement of debt	14,929	2,515	12,414	56,480	10,716	45,764
Interest income	345	634	(289)	1,095	2,609	(1,514)
(Loss) Income from partially-owned unconsolidated entities	(3,317)	1,190	(4,507)	(4,595)	13,497	(18,092)
Loss on hedging activities	(649)	(46)	(603)	(1,709)	(127)	(1,582)
Gain from sales of property, net of income taxes	507	1,814	(1,307)	5,745	4,250	1,495
Income taxes and other	(352)	216	(568)	2,518	892	1,626

Total other income (expense)	(12,377)	(12,675)	298	(9,658)	(24,189)	14,531

(Loss) Income from Continuing Operations	(675)	1,849	(2,524)	22,251	24,052	(1,801)

Trust
(Loss) Income from continuing operations	(675)	1,849	(2,524)	22,251	24,052	(1,801)
Income (Loss) from discontinued operations	274	34,403	(34,129)	(192)	48,973	(49,165)
Noncontrolling interest, continuing operations:
Noncontrolling interest in CRLP — common unitholders	623	304	319	(1,445)	(1,981)	536
Noncontrolling interest in CRLP — preferred unitholders	(1,813)	(1,813)	—	(5,438)	(5,452)	14
Noncontrolling interest of limited partners	—	(68)	68	(999)	(316)	(683)
Noncontrolling interest, discontinued operations:
Noncontrolling interest in CRLP — Common	(60)	(5,733)	5,673	(60)	(8,458)	8,398
Noncontrolling interest of limited partners	155	71	84	597	341	256

Income attributable to noncontrolling interest	(1,095)	(7,239)	6,144	(7,345)	(15,866)	8,521

Net (loss) income attributable to parent company	(1,496)	29,013	(30,509)	14,714	57,159	(42,445)

Dividends to preferred shareholders	(1,998)	(2,037)	39	(6,108)	(6,705)	597
Preferred share issuance costs write-off, net of discount	30	240	(210)	25	(27)	52

Net (loss) income available to common shareholders	$(3,464)	$27,216	$(30,680)	$8,631	$50,427	$(41,796)

CRLP
(Loss) Income from continuing operations	(675)	1,849	(2,524)	22,251	24,052	(1,801)
Income (Loss) from discontinued operations	274	34,403	(34,129)	(192)	48,973	(49,165)

Noncontrolling interest
Noncontrolling interest of limited partners — continuing operations	—	(68)	68	(999)	(316)	(683)
Noncontrolling interest of limited partners — discontinued operations	155	71	84	597	341	256

Net (loss) income attributable to CRLP	(246)	36,255	(36,501)	21,657	73,050	(51,393)

Distributions to limited partner preferred unitholders	(1,813)	(1,813)	—	(5,438)	(5,452)	14
Distributions to general partner preferred unitholders	(1,998)	(2,037)	39	(6,108)	(6,705)	597
Preferred unit issuance costs write-off, net of discount	30	240	(210)	25	(27)	52

Net (loss) income available to common unitholders	$(4,027)	$32,645	$(36,672)	$10,136	$60,866	$(50,730)

Results of Operations — Three Months Ended September 30, 2009 and 2008
Minimum rent
Minimum rent for the three months ended September 30, 2009 was $69.0 million, a decrease of $1.1 million from the comparable prior year period. The decrease in minimum rent was primarily attributable to a $4.7 million decrease in minimum rent at multifamily apartment communities that were stabilized during both periods and $0.6 million decrease in minimum rent due to the sale of Colonial Promenade Fultondale in the first quarter of 2009, partially offset by a $3.8 million increase attributable to multifamily and retail developments placed into service since the third quarter of 2008. We define “stabilized” communities as those that have attained 93% physical occupancy.
Tenant recoveries
Tenant recoveries for the three months ended September 30, 2009 was $0.8 million, a decrease of $0.3 million from the comparable prior year period as a result of expense reconciliations performed in 2008 for all commercial properties.
Other property related revenue
Other property related revenue for the three months ended September 30, 2009 was $10.8 million, an increase of $1.8 million from the comparable prior year period, primarily resulting from an increase in multifamily cable revenue. As of September 30, 2009, we had 88 multifamily apartment communities fully subscribed, with the remaining 12 communities in our bulk cable program expected to be fully subscribed by the end of 2009.
Other non-property related revenues
Other non-property related revenues, which consist primarily of management fees, development fees, and other miscellaneous fees, decreased $1.2 million for the three months ended September 30, 2009 as compared to the same period in 2008, due to an overall decline in fee income.
Property operating expenses
Property operating expenses for the three months ended September 30, 2009 were $25.6 million, an increase of $2.5 million from the comparable prior year period. Of the increase, $1.7 million is attributable to communities that were stabilized during both periods, which consists of $1.1 million in cable television expenses related to the ongoing rollout of our bulk cable program and $0.6 million in salaries and wages. The remaining increase is due to expenses from development properties placed into service since the third quarter 2008.
Taxes, licenses and insurance
Taxes, licenses and insurance expenses for the three months ended September 30, 2009 were $8.4 million, a decrease of $2.0 million from the comparable prior year period. The decrease was primarily attributable to our annual adjustment of self insurance reserves, including expenses based on an actuarial study of claims history.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses for the three months ended September 30, 2009 were $1.7 million, a decrease of $0.4 million from the comparable prior year period. The decrease was primarily due to reduced overhead, including through employee terminations, and a reduction in other various expenses.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2009 were $4.1 million, a decrease of $1.9 million from the comparable prior year period. The decrease was primarily due to a reduction in salary expenses as a result of our previously announced efforts to reduce overhead.

Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the three months ended September 30, 2009 were $3.3 million, a decrease of $1.0 million from the comparable prior year period. The decrease was primarily due to reduced overhead, including through employee terminations and a reduction in other various expenses.
Restructuring charges
The restructuring charges for the three months ended September 30, 2009 were $0.6 million and were a result of our continued efforts to reduce overhead. See Note 3 and Note 4 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
Depreciation and amortization
Depreciation and amortization expense for the three months ended September 30, 2009 was $28.9 million, an increase of $3.9 million from the comparable prior year period. Of the increase, $2.0 million is attributable to developments placed into service since the third quarter of 2008 and $1.8 million is attributable to properties, previously classified as held for sale, that have been reclassified as held for use and incurring depreciation charges.
Impairment
Impairment charges for the three months ended September 30, 2009 were $0.5 million ($0.2 million presented in continuing operations and $0.3 million in discontinued operations, which appears in “(Loss) Income from discontinued operations”). Of the charge, $0.2 million is related to our noncontrolling interest in the Colonial Grand at Traditions joint venture and $0.3 million is related to the sale of the remaining units at Portofino at Jensen Beach, a condominium conversion project. See Note 4 and Note 5, respectively, to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
Interest expense and debt cost amortization
Interest expense and debt cost amortization for the three months ended September 30, 2009 was $23.8 million, an increase of $4.8 million from the comparable prior year period. The increase is primarily a result of a reduction in capitalized interest of approximately $6.2 million as a result of no longer capitalizing interest on assets held for future development. This increase was partially offset by a reduction in interest expense related to a lower weighted average interest rate and average monthly balance on our unsecured credit facility when compared to the prior year period.
Gains on retirement of debt
Gains on retirement of debt for the three months ended September 30, 2009 were $14.9 million, compared to $2.5 million for the comparable prior year period. During the third quarter 2009, we recognized gains on the repurchase of $166.8 million of outstanding unsecured senior notes of CRLP at an average of 10.0% discount to par value. For the third quarter 2008, we recognized gains as a result of the repurchase of $57.8 million of outstanding unsecured senior notes of CRLP at an average 5.4% discount to par value.
Interest income
Interest income for the three months ended September 30, 2009 was $0.3 million, a decrease of $0.3 million from the comparable prior year period. The decrease is attributable to a decrease in interest income earned on loans outstanding in 2008.
(Loss) Income from partially-owned unconsolidated entities
(Loss) Income from partially-owned unconsolidated entities for the three months ended September 30, 2009 was a loss of $3.3 million compared to income of $1.2 million from the comparable prior year period. The $3.3 million loss includes a $3.5 million charge due to our determination that it was probable that we will have to fund the partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a property in which we have a 35% noncontrolling interest. The loss from operations during the three months ended September 30, 2008 was offset by a $4.0 million gain from the sale of a portion of our interest in the Huntsville TIC joint venture.

Loss on hedging activities
Loss on hedging activities for the three months ended September 30, 2009 was $0.6 million. We recognized a loss on hedging activities as a result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that we will not make interest payments associated with previously hedged debt as a result of repurchases of CRLP senior notes. See Note 12 and Note 13 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
Gain from sale of property
Gain from sale of property for the three months ended September 30, 2009 was $0.5 million, compared to a gain of $1.8 million from the comparable prior year period. The decrease in gains was attributable to a reduction in our condominium conversion and for-sale residential property sales in 2009.
Income (Loss) from discontinued operations
Income from discontinued operations for the three months ended September 30, 2009 was $0.4 million ($0.3 million attributable to the Trust, $0.1 million attributable to noncontrolling interest), compared to income of $34.4 million, all attributable to the Trust, from the comparable prior year period.  At September 30, 2009, we had classified one retail asset, nine for-sale developments and one land parcel as held for sale.  During the three months ended September 30, 2009, we recorded a $0.3 million impairment charge in connection with the sale of the remaining units at a condominium conversion project (See the discussion of “Impairment” above). Income of $34.4 million recorded during the three months ended September 30, 2008 is primarily attributable to $33.9 million of gains, net of income taxes, recognized on the sale of Colonial Grand at Hunter’s Creek.
Results of Operations — Nine Months Ended September 30, 2009 and 2008
Minimum rent
Minimum rent for the nine months ended September 30, 2009 was $209.5 million, an increase of $4.4 million from the comparable prior year period. The change in minimum rent was primarily attributable to $15.0 million from multifamily and commercial developments placed into service since the third quarter of 2008, partially offset by a $9.1 million decrease in minimum rent at our multifamily apartment communities that were stabilized during both periods and a $1.3 million decrease in minimum rent due to the sale of Colonial Promenade Fultondale in the first quarter of 2009. We defined “stabilized” communities as those that have attained 93% physical occupancy.
Tenant recoveries
Tenant recoveries for the nine months ended September 30, 2009 was $2.8 million, a decrease of $0.4 million from the comparable prior year period as a result of expense reconciliations performed in 2008 for all commercial properties.
Other property related revenue
Other property related revenue for the nine months ended September 30, 2009 was $30.2 million, an increase of $4.1 million from the comparable prior year period primarily as a result of an increase in multifamily cable revenue. As of September 30, 2009, we had 88 multifamily apartment communities fully subscribed, with the remaining 12 communities in our bulk cable program expected to be fully subscribed by the end of 2009.
Construction activities
Revenues and expenses from construction activities for the nine months ended September 30, 2009 decreased approximately $9.1 million and $8.5 million, respectively, from the comparable prior year period as a result of a decrease in construction activity year over year.

Other non-property related revenues
Other non-property related revenues, which consist primarily of management fees, development fees and other miscellaneous fees decreased $4.2 million for the nine months ended September 30, 2009 as compared to the same period in 2008. Of the decrease, $1.3 million is from fees recorded in 2008 from our partner’s sale in our Canyon Creek joint venture and GPT Colonial Retail joint venture. The remaining decrease is attributable to an overall decline in fee income.
Property operating expenses
Property operating expenses for the nine months ended September 30, 2009 were $71.0 million, an increase of $8.2 million from the comparable prior year period. Of the increase, $4.3 million is attributable to communities that were stabilized during both periods, which consists of $3.0 million in cable television expenses related to the ongoing rollout of our bulk cable program and $1.0 million in salaries and wages. The remaining increase is due to expenses from development properties placed into service since the third quarter 2008.
Taxes, licenses and insurance
Taxes, licenses and insurance expenses for the nine months ended September 30, 2009 were $29.7 million, an increase of $0.4 million from the comparable prior year period. The increase was primarily attributable to developments placed into service since the third quarter of 2008, partially offset by our annual adjustment of self insurance reserves, including expenses based on an actuarial study of claims history.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses for the nine months ended September 30, 2009 were $5.3 million, a decrease of $1.1 million from the comparable prior year period. The decrease was primarily due to reduced overhead, including through employee terminations and a reduction in other various expenses.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2009 were $13.0 million, a decrease of $4.6 million from the comparable prior year period. The decrease was primarily due to a reduction in salary expenses as a result of our previously announced effort to reduce overhead.
Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the nine months ended September 30, 2009 were $11.1 million, a decrease of $1.2 million from the comparable prior year period. The decrease was primarily due to reduced overhead, including through employee terminations and a reduction in other various expenses.
Restructuring charges
The restructuring charges for the nine months ended September 30, 2009 were $1.4 million, of which $0.4 million was primarily due to the resignation of our Executive Vice President – Multifamily division, $0.5 million was associated with our plan to downsize construction and development personnel in light of the current market conditions and our decision to delay future development projects and the additional $0.5 million is a result of our overall continued effort to reduce overhead. See Note 3 and Note 4 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
Investment and development
Investment and development expenses include costs incurred related to potential mergers, acquisitions and abandoned pursuits. These expenses for the nine months ended September 30, 2009 were $1.6 million, an increase of $0.6 million from the comparable prior year period. The increase in 2009 was the result of the write off of costs related to a change in strategic direction with respect to our Nord Du Lac development. See Notes 7 and 8, to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
We incur costs prior to land acquisition, including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If we determine that it is probable that we will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. Abandoned pursuits are volatile and, therefore, vary between periods.

Depreciation and amortization
Depreciation and amortization expense for the nine months ended September 30, 2009 was $87.1 million, an increase of $13.9 million from the comparable prior year period, of which $9.9 million is attributable to developments placed into service since the third quarter of 2008 and $3.3 million is attributable to properties previously classified as held for sale that have been reclassified as held for use and incurring depreciation charges.
Impairment
Impairment charges for the nine months ended September 30, 2009 were $3.9 million ($1.8 million in continuing operations and $2.1 million in discontinued operations, which appears in “(Loss) Income from discontinued operations”). Of the charge, $0.2 million is related to our noncontrolling interest in the Colonial Grand at Traditions joint venture, $0.7 million associated with the sale of our remaining 15% interest in Colonial Pinnacle Craft Farms and $3.0 million is related to the sale of the remaining units at two of our for-sale residential projects and two condominium conversion properties. See Note 4 and Note 5, respectively, to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
Interest expense and debt cost amortization
Interest expense and debt cost amortization for the nine months ended September 30, 2009 was $69.2 million, an increase of $13.2 million from the comparable prior year period. The increase is primarily a result of a reduction in capitalized interest of approximately $16.4 million as a result of no longer capitalizing interest on assets held for future developments partially offset by a decrease in interest expense related to our unsecured credit facility due to a lower weighted average interest rate and average monthly balance when compared to the prior year period.
Gains on retirement of debt
Gains on retirement of debt for the nine months ended September 30, 2009 were $56.5 million, compared to $10.7 million for the comparable prior year period. During the nine month period ended September 30, 2009, we recognized gains on the repurchase of $579.2 million of outstanding unsecured senior notes of CRLP at an average of 10.6% discount to par value. For the nine month period ended September 30, 2008, we recognized gains on the repurchase of $139.6 million of outstanding unsecured senior notes.
Interest income
Interest income for the nine months ended September 30, 2009 was $1.1 million, a decrease of $1.5 million from the comparable prior year period. The decrease is attributable to a decrease in interest income earned on loans outstanding in 2008.
(Loss) Income from partially-owned unconsolidated entities
(Loss) Income from partially-owned unconsolidated entities for the nine months ended September 30, 2009 was a loss of $4.6 million compared to income of $13.5 million from the comparable prior year period. The $4.6 million loss includes a $3.5 million charge due to our determination that it was probable that we will have to fund the partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a property in which we have a 35% noncontrolling interest. Income was higher during the nine months ended September 30, 2008 as a result of an aggregate gain of $16.2 million from the sale of our interest in the GPT/Colonial Retail Joint Venture and the sale of a portion of our interest in the Huntsville TIC joint venture.

Loss on hedging activities
Loss on hedging activities for the nine months ended September 30, 2009 was a loss of $1.7 million. In 2009, we recognized a loss on hedging activities as a result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that we will not make interest payments associated with previously hedged debt as a result of repurchases under our senior note repurchase program.
Gain from sale of property
Gain from sale of property for the nine months ended September 30, 2009 was $5.7 million, an increase of $1.6 million from the comparable prior year period. The $5.7 million of gains recognized was primarily attributable to the disposition of Colonial Promenade Fultondale, a retail development.
Income taxes and other
Income taxes and other for the nine months ended September 30, 2009 was a benefit of $2.5 million, an increase of $1.6 million from the comparable prior year period.  The income tax benefit presented in “Income taxes and other” for the nine months ended September 30, 2009 is partially offset by income taxes recorded on the sale of Colonial Promenade Fultondale presented in “Gain on Sale of Property, net of income taxes”.   Income tax benefit for the nine months ended September 30, 2008 includes $1.0 million received as a result of forfeited earnest money.
Income (loss) from discontinued operations
Income from discontinued operations for the nine months ended September 30, 2009 was $0.4 million ($0.2 million loss attributable to the Trust, $0.6 million of income attributable to noncontrolling interest), compared to income of $40.9 million ($49.0 million of income attributable to the Trust, $8.1 million loss attributable to noncontrolling interest) from the comparable prior year period.  At September 30, 2009, we had classified one retail asset, nine for-sale developments and one land parcel as held for sale.  During the nine months ended September 30, 2009, we recorded a $2.1 million impairment charge in connection with two condominium conversion properties that were sold during 2009. (See the discussion of “Impairment” above). Income of $40.9 million recorded during the nine months ended September 30, 2008 is attributable to gains, net of income taxes, recognized on the sale of six multifamily apartment communities and one office asset.
Liquidity and Capital Resources
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in each of the Trust’s and CRLP’s Consolidated Condensed Statements of Cash Flows contained in this Form 10-Q.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2009 decreased $26.3 million from the comparable prior year period for the Trust, to $74.5 million from $100.8 million, and decreased $26.4 million from the comparable prior year period for CRLP, to $74.5 million from $100.9 million. The primary reasons were due to cash outflows attributable to changes in our working capital accounts (primarily in prepaid expenses and accrued expenses) and the decline in operating performance of our fully stabilized communities. For the remainder of 2009, we expect cash flows from operating activities to be less than 2008 primarily driven by the challenging economic environment and a projected decrease in our core multifamily operations, which we expect to be partially offset by reduced overhead expenses.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2009 was $15.5 million compared to net cash used of $96.9 million for the comparable prior year period for each of the Trust and CRLP. The change is the result of our strategic focus for 2009, as previously discussed, which has resulted in a significant decrease in development expenditures, capital expenditures and issuances of notes receivable in 2009 compared to prior periods. In addition, we have had a reduced level of disposition activity, which has resulted in a decrease in the proceeds from property sales. We expect this trend to continue for the foreseeable future until economic conditions improve.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2009 increased to $95.3 million from $69.3 million for the comparable prior year period for each of the Trust and CRLP. The primary reason for the change in cash used in financing activities for the nine months ended September 30, 2009, for both the Trust and CRLP was due to the repurchase of the CDD bonds related to the Colonial Pinnacle Nord du Lac development in Covington, Louisiana discussed below under “-Contingencies.” Given our availability under our unsecured credit facility, or recently completed equity offerings described below, limited debt maturities in 2009 and 2010, the number of unencumbered multifamily properties and our projected asset sales, we expect to have adequate liquidity to execute our previously discussed business strategy.
Credit Ratings
As of September 30, 2009, our current credit ratings are as follows:

Rating Agency	Rating		Last update

Fitch	BB+	(1)	May 29, 2009
Moody’s	Ba1	(2)	September 15, 2009
Standard & Poor’s	BB+	(1)	October 20, 2009

(1)	Ratings outlook is “stable”.

(2)	Ratings outlook is “negative”.
In March 2009, Moody’s Investors Service lowered the credit rating on CRLP’s senior unsecured debt to Ba1 from Baa3 and Standard & Poor’s lowered the credit rating on CRLP’s senior unsecured debt to BB+ from BBB-.  While the downgrades by both Moody’s Investors Service and Standard & Poor’s do not affect our ability to draw proceeds under our unsecured line of credit, the pricing on the credit facility was adjusted from LIBOR plus 75 basis points to LIBOR plus 105 basis points as a result of those downgrades. In addition, on May 13, 2009, Fitch Ratings lowered the credit rating on CLP to BB+ from BBB- and on CRLP’s unsecured revolving credit facility and senior unsecured notes to BB+ from BBB-. Fitch also revised its Rating Outlook from Negative to Stable. Fitch had previously revised its Rating Outlook from Stable to Negative in March 2009. The previous downgrade by Fitch does not affect our ability to draw proceeds under our unsecured line of credit or otherwise result in any pricing or other changes under our unsecured credit facility. See below for further discussion on the effects of credit rating downgrades on our ability to access the credit and capital markets.
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
The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants and residents, and the ability of these tenants and residents to make their rental payments. The weak economy and job market in the U.S., and the slowdown in the overall U.S. housing market, which has resulted in increased supply and deterioration in the multifamily market generally, has adversely affected our ability to lease our multifamily properties as well as the rents we are able to charge and thereby adversely affected our revenues.

We believe that cash generated from dispositions of assets, borrowings under our credit facility, our recently completed equity offerings and cash generated from operations, although reduced, will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow. The Trust has filed a registration statement with the Securities and Exchange Commission allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. As described above, management has recently issued 4,802,971 common shares through our continuous equity offering program and 12,109,500 common shares through a separate public offering that we completed in October 2009, generating aggregate net proceeds of $152.4 million. The proceeds were used to repay a portion of our unsecured credit facility and for general corporate purposes. We will continue to review liquidity sufficiency, as well as events that could affect our credit ratings and our ability to access the capital markets and our credit facilities. The volatility and liquidity disruptions in the capital and credit markets may make it more difficult or costly for us to raise additional capital through the issuance of our common shares, preferred shares or subordinated notes or through private financings and may create additional risks in the upcoming months and possibly years. A prolonged downturn in the financial markets may cause us to seek alternative sources of financing potentially less attractive than our current financing, and may require us to further adjust our business plan accordingly.
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
Long-Term Liquidity Needs
Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant capital expenditures that need to be made at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares, capital raised through the disposition of assets and joint venture capital transactions. As described above, the Trust has filed a registration statement to facilitate issuance of equity securities on an as-needed basis and has recently completed two separate equity offerings. We will continue to monitor our ability to effect additional offerings on satisfactory terms based on prevailing conditions. We believe these capital raising options will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our continued access to these capital sources.
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. As discussed above in “Credit Ratings,” earlier this year, we received credit rating downgrades, making it less favorable and less likely, that we will access the unsecured public debt market in the foreseeable future.
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
Over the last few years, we have maintained our asset recycling program, which helps us to maximize our investment returns through the sale of assets that have reached their investment potential and reinvest the proceeds into opportunities with more growth potential. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. In the current market, our ability to sell properties to raise cash is challenging. For example, we may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the nine months ended September 30, 2009, we sold Colonial Promenade Fultondale, a retail development for $30.7 million, the remaining 17 units at Regents Park, a for-sale residential development, for $16.3 million and an additional 109 units at our for-sale residential projects and the remaining 238 units at our condominium conversion projects for sales proceeds of $34.1 million. The proceeds from the asset sales were used to repay a portion of borrowings under our unsecured credit facility.

At September 30, 2009, our total outstanding debt balance was $1.67 billion. The outstanding balance includes fixed-rate debt of $1.38 billion, or 82.5% of the total debt balance, and floating-rate debt of $292.4 million, or 17.5% of the total debt balance. Our total market capitalization as of September 30, 2009 was $2.9 billion, which includes joint venture debt, and our ratio of total outstanding indebtedness to market capitalization was 72.4%. As further discussed below, at September 30, 2009, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.
Distributions
The distribution on the Trust’s common shares and CRLP’s common units payable on November 16, 2009 to holders of record on November 9, 2009, is $0.15 per share. This reduced dividend (compared to the dividend level during 2008) this has allowed us to improve our liquidity position, further enhance our ability to take advantage of opportunities, and protect against uncertainties in the capital markets. We also pay regular quarterly distributions on preferred shares in the Trust and on preferred units in CRLP. The maintenance of these distributions is subject to various factors, including the discretion of the Trust’s Board of Trustees, the Trust’s ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to the Trust’s shareholders (excluding net capital gains).
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
In the second quarter of 2009, we, through a wholly-owned special purpose subsidiary of CRLP, closed on a $156.4 million collateralized loan (the “Second FNM Loan”) originated by Grandbridge Real Estate Capital LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for the Second FNM Loan is 5.31%. The Second FNM Loan matures on June 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required to the maturity date. The Second FNM Loan is collateralized by eight of CRLP’s multifamily apartment communities totaling 2,816 units. The proceeds from the Second FNM Loan were used to repay a portion of the outstanding borrowings under our $675.0 million Credit Facility.
Unsecured Revolving Credit Facility
As of September 30, 2009, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $2.0 million as of September 30, 2009.
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

The Credit Facility and cash management line, which are primarily used to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares of the Trust, had an aggregate outstanding balance at September 30, 2009 of $279.0 million. The interest rate of the Credit Facility, including the cash management line, was 1.30% at September 30, 2009.
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
Equity Repurchases
On October 29, 2008, the Trust’s Board of Trustees authorized a repurchase program which allows the Trust to repurchase up to $25.0 million of our outstanding 8 1/8% Series D preferred depositary shares over a 12 month period. Each Series D preferred depositary share represents 1/10 of a share of the Trust’s 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. In connection with the repurchase of the Series D preferred depositary shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units.
The Trust did not repurchase any of its outstanding Series D preferred depositary shares during the three month periods ended March 31 or June 30, 2009. During the three months ended September 30, 2009, the Trust repurchased 6,515 shares of its outstanding 8 1/8% Series D preferred depositary shares in open market transactions for a purchase price of $126,761, or $19.46 per depositary share. The Trust received a 22.2% discount on the repurchase to the liquidation preference price of $25.00 per depositary share and wrote off a nominal amount of issuance costs.
The Trust purchased $24.1 million of outstanding Series D preferred depositary shares (and CRLP has repurchased a corresponding amount of Series D Preferred Units) under this program, which expired in late October 2009.
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
In addition to the repurchase program noted above, during the nine months ended September 30, 2009, we completed two separate cash tender offers for the outstanding unsecured senior notes of CRLP. In April 2009, we completed a cash tender offer for $250 million in principal amount of outstanding notes maturing in 2010 and 2011, and in September 2009, we completed an additional cash tender offer for $148.2 million in principal amount of outstanding notes maturing in 2014, 2015 and 2016.
During the nine months ended September 30, 2009, we repurchased an aggregate of $579.2 million of CRLP’s outstanding unsecured senior notes. Of this amount, $181.0 million was purchased under our senior notes repurchase program and $398.2 million was repurchased in the above-described tender offers at an aggregate average of 10.6% discount to par value, which represents an 8.1% yield to maturity. As a result of the repurchases, during the three and nine months ended September 30, 2009, we have recognized aggregate gains of approximately $14.3 million and $54.8 million, respectively, which is included in “Gains on retirement of debt” on our Consolidated Statements of Income. We will continue to monitor the debt markets and repurchase certain senior notes, as funds are available to take advantage of favorable conditions to repurchase outstanding CRLP bonds.

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
In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $13.5 million at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, no liability was recorded for these guarantees.
As previously disclosed, we have postponed or phasing of future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. As a result of the postponement/phasing of this development, we have been evaluating various alternatives for this development, including with respect to our existing contractual obligations to certain future tenants who had previously committed to this development.  If we are unable to reach alternative agreements with these future tenants, the tenants may choose not to participate in this development or seek damages from us as a result of the postponement/phasing of the development, or both. As discussed in Notes 7 and 8 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, in July 2009, we decided to hold this project for investment purposes.
During the second quarter of 2009, we, through our wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac community development district (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds.  The proceeds from the CDD bonds were to be used by the CDD to construct infrastructure for the benefit of the development. As a result of the solicitation, we repurchased $14.8 million during the second quarter of 2009. The remaining $9.2 million was purchased during the third quarter of 2009 in separate transactions. In connection with these repurchases, our liabilities were reduced by $24.0 million, of which $1.6 million, representing the discount on the purchase of the bonds net of interest and fees, was treated as a non-cash transaction and a reduction to basis. In accordance with EITF 91-10, also known as ASC 970-470-05, we recorded restricted cash and other liabilities for the $24.0 million CDD bond issuance.  We anticipate liquidation of this CDD and cancellation of these CDD bonds, which would result in the release of the remaining net cash proceeds received from the bond issuance held in escrow ($15.7 million as of September 30, 2009). See Notes 14 to the Notes to Consolidated Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.

In connection with the office and retail joint venture transactions, which occurred in 2007, we assumed certain contingent obligations for a total of $15.7 million, of which $6.4 million remains outstanding as of September 30, 2009.
We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations or cash flows.
Guarantees and Other Arrangements
During April 2007, we and our joint venture partner each committed to guarantee up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. We, along with our joint venture partner, committed to each provide 50% of the guarantee. Construction at this site is complete as the project was placed into service during 2008. As of June 30, 2009, the joint venture had drawn $33.4 million on the construction loan, which matures in April 2010. On September 25, 2009, we determined it was probable that we will have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan. Accordingly, at September 30, 2009, $3.5 million was recorded for the guarantee.
During November 2006, we and our joint venture partner each committed to guarantee up to $17.3 million, for an aggregate of up to $34.6 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. We and our joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is complete as the project was placed into service during 2008. As of September 30, 2009, the Colonial Promenade Smyrna joint venture had $29.6 million outstanding on the construction loan, which matures in December 2009. At September 30, 2009, no liability was recorded for the guarantee.
During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of September 30, 2009, this guarantee, which, matures in January 2010, had been reduced to $17.0 million as a result of the pay down of the associated secured debt from the sales of assets. At September 30, 2009, no liability was recorded for the guarantee.
In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At September 30, 2009, the total amount of debt of the joint venture was approximately $16.1 million and matures in December 2012. At September30, 2009, no liability was recorded for the guarantee.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness totaling $21.2 million at September 30, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by us.
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

Off-Balance Sheet Arrangements
At September 30, 2009, our pro-rata share of mortgage debt of unconsolidated joint ventures is $445.7 million. The aggregate maturities of this mortgage debt are as follows:

(in millions)
2009	$71.9
2010	117.6
2011	5.9
2012	6.5
Thereafter	243.8

$445.7

Of this debt, $63.3 million, $11.7 million and $5.9 million for years 2009, 2010 and 2011, respectively, includes an option for at least a one-year extension. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
In July 2009, we agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. On September 14, 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, we made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, we began consolidating the CMS/Colonial Canyon Creek joint venture in our financial statements beginning with the quarter ended September 30, 2009.
During the three months ended September 30, 2009, certain of our unconsolidated joint ventures exercised options to extend an aggregate of approximately $48.5 million of outstanding mortgage debt from 2009 to 2010. In addition, in September 2009, one of our unconsolidated joint ventures disposed of its only property, a 280-unit multifamily apartment community, a portion of the proceeds of which were used to repay an outstanding $14.0 million mortgage loan on the property (of which, our pro rata share was $2.8 million). We intend to cooperate with our joint venture partners in connection with the efforts to refinance and/or replace other outstanding joint venture indebtedness (which may also include, for example, property dispositions), which cooperation may include additional capital contributions from time to time in connection therewith.
•	In March 2009, a loan collateralized by Broward Financial Center, a 326,000 office building located in Ft. Lauderdale, Florida, in the amount of $46.5 million matured. This property is one of the properties in the DRA/CRT joint venture, in which we are a 15% noncontrolling partner. The joint venture did not repay the principal amount due on the loan when it matured, but continues to make interest payments. The loan is non-recourse, but our pro rata share of the principal amount of the loan is $7.0 million (based on our ownership interest in the joint venture). We and are joint venture partner are currently in negotiations with the special servicer regarding refinancing options that may be available from the current lender. To date, the joint venture has been unsuccessful in renegotiating an extension of the current loan with the existing lender and no assurance can be given that the joint venture will be able to refinance the loan on reasonable terms (if at all).

•	We were recently notified that the DRA/CRT joint venture received a notice of default on its $155.9 million outstanding note collateralized by Charlotte University Center, located in Charlotte, North Carolina, Orlando University Center, located in Orlando, Florida, and Jacksonville Baymeadows, located in Jacksonville, Florida. The loan matures in September 2010 and is non-recourse, but our pro rata share of the principal amount of the loan is $23.3 million (based on its ownership interest in the joint venture). The DRA/CRT joint venture is currently in negotiations with the lender regarding refinancing options, but no assurance can be given that the joint venture will be able to refinance the loan on reasonable terms (if at all).

There can be no assurance that our joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to our joint venture interests discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 may materially adversely impact the value of the Company’s joint venture interests, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Critical Accounting Policies and Estimates
Please refer to the Trust’s 2008 Annual Report on Form 10-K and to CRLP’s 2008 Annual Report on Form 10-K (in each case, as updated by the Form 8-K filed with the SEC on May 21, 2009) for discussions of our critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the nine months ended September 30, 2009 there were no material changes to these policies.
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
The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We did not have any active cash flow hedges during the three or nine months ended September 30, 2009.
At September 30, 2009, we had $3.1 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on our variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of our senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt was $0.1 million and $0.4 million during the three and nine months ended September 30, 2009, respectively, compared to $0.2 million and $0.3 million during the three and nine months ended September 30, 2008, respectively. The changes in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of our senior note repurchase program was $0.6 million and $1.7 million for the three and nine months ended September 30, 2009, respectively, compared to $0.1 million for the three and nine months ended September 30, 2008.
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements.. As of September 30, 2009, we had no derivatives that were not designated as a hedge in a qualifying hedging relationship.

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
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2009, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 83%, which represents an increase of 1% since December 31, 2008. This increase is a result of the proceeds received from the fixed-rate Fannie Mae Loans which were used to pay down a portion of the borrowings outstanding on our variable rate unsecured credit facility. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
Funds From Operations
Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before noncontrolling interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in our industry. We believe that the line on our consolidated statement of operations entitled “net income available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to company management evaluating the operating performance of our reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to key employees. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of our needs, including our ability to make distributions.

The following information is provided to reconcile net income available to common shareholders of the Trust, the most comparable GAAP measure, to FFO, and to show the items included in our FFO for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and unit data)	2009	2008	2009	2008

Net (loss) income available to common shareholders	$(3,464)	$27,216	$8,631	$50,427
Noncontrolling interest in CRLP	(563)	5,429	1,506	10,439
Noncontrolling interest in gain on sale of undepreciated property	—	—	992	—

Total	$(4,027)	$32,645	$11,129	$60,866

Adjustments (consolidated):
Real estate depreciation	27,567	24,108	82,753	70,414
Real estate amortization	288	331	1,016	1,033
Consolidated gains from sales of property, net of income tax and noncontrolling interest	(503)	(35,170)	(5,753)	(47,464)
Gains from sales of undepreciated property, net of income tax and noncontrolling interest (1)	589	1,846	4,133	5,976
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	5,016	4,124	14,250	14,565
Real estate amortization	1,700	1,973	5,152	6,791
Gains from sales of property	(1,787)	(1,763)	(1,736)	(18,558)

Funds from operations (2)	$28,843	$28,094	$110,944	$93,623

Income allocated to participating securities	(136)	(233)	(534)	(761)

Funds from Operations available to common shareholders and unitholders	$28,707	$27,861	$110,410	$92,862

FFO per Share (2)
Basic	$0.49	$0.49	$1.91	$1.63

Diluted	$0.49	$0.49	$1.91	$1.63

Weighted average common shares outstanding — basic	50,787	47,369	49,222	47,046
Weighted average partnership units outstanding — basic (3)	8,325	9,553	8,636	9,842

Weighted average shares and units outstanding — basic	59,112	56,922	57,858	56,888
Effect of diluted securities	—	—	—	107

Weighted average shares and units outstanding — diluted	59,112	56,922	57,858	56,995

(1)	We recognize incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds, less costs of sales, from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by our taxable REIT subsidiary.

(2)	FFO for the three and nine months ended September 30, 2009 includes $0.5 million and $3.9 million of non-cash impairment charges, respectively, which is equivalent to $0.01 and $0.07 per basic and diluted share (net of income taxes), respectively.

(3)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2009, we had approximately $292.4 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.1 billion of total assets as of September 30, 2009.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $2.9 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.9 million. This assumes that the amount outstanding under our variable rate debt remains approximately $292.4 million, the balance as of September 30, 2009.
As of September 30, 2009, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, on behalf of both the Trust and CRLP, of the effectiveness as of September 30, 2009 of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risk factors contained in the Annual Reports on Form 10-K for the fiscal year ended December 31, 2008 of the Trust and CRLP, respectively, and the quarterly report on Form 10-Q of the Trust and CRLP for the quarter ended March 31, 2009 (“First Quarter 10-Q”) and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein, in the 2008 Annual Reports on Form 10-K of the Trust and CRLP, respectively, and the First Quarter 10-Q are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of repurchases by the Trust of our common shares for the three months ended September 30, 2009 is as follows:

			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet be
	Total Number of Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans

July 1 – July 31, 2009	1,848	$7.95	—	—
August 1 – August 31, 2009	354	$8.68	—	—

September 1 – September 30, 2009	—	$—	—	—

Total	2,202	$8.07	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of common units. Accordingly, during the three months ended September 30, 2009, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the Table above.
The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plans, and its 2008 Omnibus Incentive Plan in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended September 30, 2009, CRLP issued 81,461 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $0.7 million.
The Trust has also issued common shares under its continuous equity offering program that are registered under the Act. Pursuant to the Partnership Agreement, each time the Trust issues common shares pursuant to this program, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended September 30, 2009, CRLP issued 4,201,571 common units to the Trust for shares issued under the Trust’s continuous equity issuance program for an aggregate of approximately $37.7 million.
Item 6. Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

Date: November 6, 2009	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

Date: November 6, 2009	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP,
A Delaware limited partnership

	By:	Colonial Properties Trust
Its General Partner

Date: November 6, 2009	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III President and Chief Financial Officer

Date: November 6, 2009	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

Page

10.1	Purchase Agreement, dated as of September 30, 2009, by and among the Trust, the CRLP, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and UBS Securities LLC, as representatives of the several underwriters	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2009	—

12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Share Distributions for the Trust	Filed herewith	Page 85

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith	Page 86

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 87

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 88

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 89

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 90

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 91

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 92

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 93

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 94