Form 10-K
period 2009-12-31
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2010-02-26
CIK 909111, 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12358 (Colonial Properties Trust)
Commission File Number 0-20707 (Colonial Realty Limited Partnership)
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Alabama (Colonial Properties Trust)	59-7007599
Delaware (Colonial Realty Limited Partnership)	63-1098468
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)
2101 Sixth Avenue North, Suite 750, Birmingham, Alabama 35203
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (205) 250-8700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest of Colonial Properties
Trust,	New York Stock Exchange
$.01 par value per share
Depositary shares of Colonial Properties Trust, each
representing 1/10 of a share of 8 1/8% Series D Cumulative
Redeemable
Preferred Shares of Beneficial Interest,	New York Stock Exchange
par value $.01 per share
Securities registered pursuant to Section 12(g) of the Act: Class A Units of Limited Partnership Interest of Colonial Realty Limited Partnership
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Colonial Properties Trust	YES ☐	NO ☑
Colonial Realty Limited Partnership	YES ☐	NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Colonial Properties Trust	YES ☐	NO ☑
Colonial Realty Limited Partnership	YES ☐	NO ☑
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Colonial Properties Trust

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Colonial Realty Limited Partnership

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Colonial Properties Trust	YES ☐	NO ☑
Colonial Realty Limited Partnership	YES ☐	NO ☑
     The aggregate market value of the 44,550,255 Common Shares of Beneficial Interest held by non-affiliates of Colonial Properties Trust was approximately $329,671,887 based on the closing price of $7.40 as reported on the New York Stock Exchange for such Common Shares of Beneficial Interest on June 30, 2009. The aggregate market value of the 3,035,213 common units of partnership interest held by non-affiliates of the Colonial Realty Limited Partnership was approximately $22,460,576 based on the closing price of $7.40 of the common shares of Colonial Properties Trust into which the common units are exchangeable, as reported on the New York Stock Exchange on June 30, 2009. Number of Colonial Properties Trust’s Common Shares of Beneficial Interest outstanding as of February 24, 2010: 66,788,853

Contents

		PAGE
PART I

Item 1	Business	3
Item 1A	Risk Factors	16
Item 1B	Unresolved Staff Comments	31
Item 2	Properties	31
Item 3	Legal Proceedings	40
Item 4	Submission of Matters to a Vote of Security Holders	40

PART II

Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase’s of Equity Securities	40
Item 6	Selected Financial Data	43
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	70
Item 8	Financial Statements and Supplementary Data	71
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	163
Item 9A	Controls and Procedures	163
Item 9B	Other Information	165

PART III

Item 10	Trustees, Executive Officers and Corporate Governance	166
Item 11	Executive Compensation	166
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	166
Item 13	Certain Relationships and Related Transactions, and Director Independence	167
Item 14	Principal Accountant Fees and Services	167

PART IV

Item 15	Exhibits and Financial Statement Schedules	168

	Signatures	181
EX-10.56
EX-10.57
EX-12.1
EX-12.2
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-23.4
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

Explanatory Note
This Form 10-K includes information with respect to both Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned an 89.1% limited partner interest as of December 31, 2009. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Separate financial statements and accompanying notes are provided for each of the Trust and CRLP. Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both the Trust and CRLP since the Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries.

          Documents Incorporated by Reference
          Portions of the proxy statement for the annual shareholders meeting to be held on April 28, 2010 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2009.
PART I
          This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described herein. Such factors include, among others, the following:
•	the deterioration of the economy and high unemployment in the U.S., together with the downturn in the overall U.S. housing market resulting in weakness in the multifamily market;

•	national and local economic, business and real estate conditions generally, including, but not limited to, the effect on demand for multifamily units and commercial rental space or the creation of new multifamily and commercial developments, the extent, strength and duration of the current recession or recovery, the availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and commercial space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;

•	exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;

•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and developments;

•	ability to obtain financing at reasonable rates, if at all;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	uncertainties associated with our ability to sell our existing inventory of condominium and for-sale residential assets, including timing, volume and terms of sales;

•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;

•	legislative or other regulatory decisions, including tax legislation, government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	the Trust’s ability to continue to satisfy complex rules in order for it to maintain its status as a REIT for federal income tax purposes, the ability of CRLP to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on availability of financing;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other risks identified in this annual report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

          We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
Item 1. Business.
          As used herein, the term the “Trust” refers to Colonial Properties Trust, and the term “CRLP” refers to Colonial Realty Limited Partnership, of which the Trust is the sole general partner and in which the Trust owned an 89.1% limited partner interest as of December 31, 2009. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
          We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets, primarily through joint venture investments, and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 156 properties as of December 31, 2009, located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.
          As of December 31, 2009, we owned or maintained a partial ownership in 111 multifamily apartment communities containing a total of 33,520 apartment units (including 105 consolidated properties, of which 104 are wholly-owned and one is partially-owned and six properties partially-owned through unconsolidated joint venture entities aggregating 31,520 and 2,004 units, respectively) (the “multifamily apartment communities”), 45 commercial properties containing a total of approximately 12.8 million square feet (consisting of nine wholly-owned consolidated properties and 36 properties partially-owned through unconsolidated joint-venture entities aggregating 3.2 million and 9.6 million square feet, respectively) (the “commercial properties”) and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties.” As of December 31, 2009, consolidated multifamily and commercial properties that had achieved stabilized occupancy (which we have defined as having occurred once the property has attained 93% physical occupancy) were 94.7% and 89.9% leased, respectively.
          The Trust is the direct general partner of, and as of December 31, 2009, held approximately 89.1% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including one consolidated and certain other unconsolidated joint venture entities. We perform the majority of our for-sale residential and condominium conversion activities through CPSI.
          As a lessor, the majority of our revenue is derived from residents under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our residents, and the ability of these residents to make their rental payments. We also receive third-party management fees related to management of properties.
          The Trust was formed in Maryland on July 9, 1993. The Trust was reorganized as an Alabama real estate investment trust in 1995. Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700.
Business Strategy
          As a result of the transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned office and retail properties were transferred into separate joint ventures. Simplifying our business plan has allowed us to concentrate the majority of our resources primarily on our multifamily business.
          The United States economy is believed to have entered a recession sometime during 2008. In addition, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. As a result of this economic downturn and the related credit crisis experienced in 2008 and 2009, in 2009, our priorities were strengthening the balance sheet, improving liquidity, addressing near term debt maturities, operating our portfolio efficiently and reducing overhead and postponing/phasing development activities. Despite the challenging environment, we executed our strategic initiatives during 2009 through the following activities:
Strengthening the Balance Sheet
•	From April 2009 through October 2009, we raised net proceeds of $42.6 million through the issuance of 4,802,971 of the Trust’s common shares under our $50.0 million continuous equity offering program, which was terminated following our October 2009 public offering.

•	In October 2009, we completed a public offering of 12,109,500 of the Trust’s common shares generating net proceeds to us of $109.8 million.

•	During 2009, we sold assets for aggregate proceeds of approximately $157.7 million.
Improving Liquidity
•	During 2009, we closed on two 10-year secured credit facilities totaling $506.4 million with a weighted average interest rate of 5.81%, both of which are with Fannie Mae.
•	With respect to the final three quarters of 2009, the Trust’s Board of Trustees declared reduced quarterly cash dividends on the Trust’s common shares and CRLP’s partnership units of $0.15 per common share and per partnership unit, compared to $0.25 for the first quarter 2009.
Addressing Near Term Maturities
•	During 2009, we repurchased an aggregate of $579.2 million of our outstanding unsecured notes and recognized aggregate net gains of approximately $54.7 million.
•	During 2009, we exited seven existing joint venture arrangements including 37 properties and eliminated $231.1 million of our pro-rata portion of property specific mortgage debt exposure.
Reducing Overhead
•	Since October 2008, we have eliminated a total of 177 employee positions, which equals approximately 10% of the workforce, and have generated anticipated annualized cost reductions of approximately $20.7 million.
Postponing/Phasing Developments
•	Following our decision in January 2009 to postpone future development activities until the economic environment sufficiently improves, we preserved capital by reducing development spending, recording an aggregate of approximately $46.1 million during 2009.
          We believe that the steps that we have made to achieve our 2009 initiatives have positioned us to be able to continue to work through this challenging economic environment. During 2010, we expect to continue to focus our business efforts on strengthening our balance sheet, including, if the market conditions permit, through preferred share and bond repurchases, asset sales and potential additional equity offerings, simplifying our business through additional dispositions of joint venture interests, improving operating margins by controlling expenses and opportunistically pursuing development and acquisition opportunities to grow long-term shareholder value. Any continuing or prolonged downturn in the financial markets may require us, however, to adjust our business plan.
          For additional discussion regarding management’s assessment of the current economic environment, see “Business Strategy and Outlook” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Operating Strategy
     Our general business objective as a multifamily focused REIT is to generate stable and increasing cash flow and portfolio value for our shareholders through a strategy of:

•	realizing growth in income from our existing portfolio of properties;

•	selectively acquiring and developing multifamily properties to grow our core portfolio and improve the age and quality of our multifamily apartment communities in growth markets located in the Sunbelt region of the United States;

•	employing a comprehensive capital maintenance program to maintain properties in first-class condition, including recycling capital by selectively disposing of assets and reinvesting the proceeds into opportunities with more perceived growth potential;

•	managing our own properties, including our assets through joint venture arrangements, which enables us to better control our operating expenses and establish and maintain long-term relationships with our commercial tenants; maintaining our third-party property management business, which increases cash flow through management fee income stream and establishes additional relationships with investors and tenants; and

•	executing our plan to dispose of our for-sale residential assets and land held for future sale.
Financing Strategy
We seek to maintain a well-balanced, conservative and flexible capital structure by:
•	pursuing long-term debt financings and refinancings on a secured or unsecured basis subject to market conditions;

•	borrowing primarily at fixed rates;

•	extending and sequencing the maturity dates of our debt; and

•	targeting appropriate debt service and fixed charge coverage.
          We believe that these strategies have enabled, and should continue to enable, us to access the debt and equity capital markets to fund debt refinancings and the acquisition and development of additional properties consistent with our 2010 business objectives. As further discussed under “Liquidity and Capital Resources” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, we expect that our availability under our existing unsecured credit facility, minimal debt maturities in 2010, the number of unencumbered properties in our multifamily portfolio and the additional financing through secured agency financing obtained in 2009 and anticipated in 2010 will provide sufficient liquidity to execute our business plan. This liquidity, along with our projected asset sales is expected to allow us to execute our plan in the short-term. See Item 1A — “Risk Factors – Risks Associated with Our Indebtedness and Financing Activities — A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.”
          During 2008 and 2009, certain long-term unsecured senior notes issued by CRLP traded at a discount to the current debt amount. In 2008, the Trust’s Board of Trustees authorized up to $550 million in repurchases of outstanding unsecured senior notes of CRLP, including up to $500 million in repurchases through a repurchase program that ran through December 31, 2009. During 2009, we repurchased an aggregate of $181.0 million of our outstanding unsecured senior notes in separate transactions at a weighted-average discount of 25.4% to par value, which represents a 12.5% yield to maturity.
          In addition, during 2009, we completed two cash tender offers for unsecured senior notes of CRLP. In April 2009, we completed a cash tender offer for $250 million in aggregate principal amount of outstanding notes maturing in 2010 and 2011. In September 2009, we completed an additional cash tender offer for $148.2 million in aggregate principal amount of outstanding notes maturing in 2014, 2015 and 2016.
          In total, during 2009, we repurchased an aggregate of $579.2 million of outstanding unsecured senior notes of CRLP at an aggregate average of 10.6% discount to par value, which represents an 8.1% yield to maturity.
          On January 27, 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows us to repurchase up to $100 million of outstanding unsecured senior notes of CRLP. This new repurchase program runs through December 31, 2010. We will continue to selectively repurchase the unsecured debt of our operating partnership as funds are available and as current market conditions permit.
          We may modify our borrowing policy and may increase or decrease our ratio of debt to gross asset value in the future. To the extent that the Trust’s Board of Trustees determines to seek additional capital, we may raise such capital through additional asset dispositions, equity offerings, secured financings, debt financings or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended, requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

Property Management
          We are experienced in management and leasing of multifamily and commercial properties and believe that the management and leasing of our own portfolio has helped maintain consistent income growth and has resulted in reduced operating expenses from the properties.
Operational Structure and Segments
          Prior to December 31, 2008, we had four operating segments: multifamily, office, retail and for-sale residential. Since January 1, 2009, we have managed our business based on the performance of two operating segments: multifamily and commercial. See Note 10 — “Segment Information” in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for information on our segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations and noncontrolling interest for the years ended December 31, 2009, 2008 and 2007, and total segment assets to total assets as of December 31, 2009 and 2008. Information regarding our segments contained in such Note 10 — “Segment Information” in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K is incorporated by reference herein.
          Additional information with respect to each operating segment is set forth below as of December 31, 2009:
          Multifamily Operations — Multifamily management is responsible for all aspects of multifamily operations, including day-to-day management and leasing of our 111 multifamily apartment communities (including 105 consolidated properties, of which 104 are wholly-owned and one is partially-owned and six of which are partially-owned through unconsolidated joint venture entities), as well as providing third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest. Multifamily management is also responsible for all aspects of our for-sale residential disposition activities. As of December 31, 2009, we had three for-sale properties remaining, two of which are residential and one of which is a lot development project. During 2009, we disposed of the remaining units at Regents Park, located in Atlanta, Georgia; Azur at Metrowest and Capri and Hunters Creek, located in Orlando, Florida; Murano, located in Delray Beach, Florida; Portofino, located in Jensen Beach, Florida, The Grander, located in Gulf Shores, Alabama and Regatta located in Charleston, South Carolina.
          Commercial Operations — Commercial management is responsible for all aspects of our commercial property operations, including the management and leasing services for our 45 commercial properties (nine of which are wholly-owned properties and 36 of which are partially-owned through unconsolidated joint venture entities), as well as third-party management services for commercial properties in which we do not have an ownership interest and for brokerage services in other commercial property transactions.
Developments
          The following table summarizes our developments that were completed in 2009. For the purposes of the following table and throughout this Form 10-K, multifamily properties are measured by the number of units and commercial properties are measured in square feet. Project development costs, including land acquisition costs, were funded through our unsecured credit facility.

		Total Units/	Total
		Square Feet (1)	Cost
	Location	(unaudited)	(in thousands)
Completed Developments:

Multifamily Properties
Colonial Grand at Onion Creek	Austin, TX	300	$32,210
Colonial Grand at Ashton Oaks	Austin, TX	362	34,254
Colonial Grand at Desert Vista	Las Vegas, NV	380	51,918

		1,042	$118,382

Commercial Development
Colonial Promenade Tannehill (2)	Birmingham, AL	84	2,964

Total Completed Developments			$121,346

Footnotes on following page

(1)	Square footage is presented in thousands. Square footage for commercial assets excludes anchor-owned square footage.

(2)	Total cost and development costs for this completed development, including the portion of the project placed into service during 2008, was $46.9 million, net of $4.5 million, which is expected to be received from local municipalities as reimbursement for infrastructure costs.
          In addition, we completed one unconsolidated commercial development, Colonial Pinnacle Turkey Creek III, a joint venture in which we own a 50% interest. This property is a 166,000 square foot development located in Knoxville, Tennessee. Our portion of the project development costs, including land acquisition costs, was $12.4 million and was funded primarily through a secured construction loan.
          All of the new multifamily communities listed above will have numerous amenities, including a cyber café, a fitness center, a resort style swimming pool and a resident business center.
Ongoing Development Activity
          In January 2009, we decided to postpone future development activities (including the future development activity identified below) until we determine that the current economic environment has sufficiently improved. The following table summarizes the project under construction as of December 31, 2009. This development is expected to be funded through our unsecured credit facility (discussed in this Form 10-K below under the heading “Management’s Discussion and Analysis – Liquidity and Capital Resources”):

		Total			Costs
		Square		Estimated	Capitalized
		Feet (1)	Estimated	Total Costs	to Date
	Location	(unaudited)	Completion	(in thousands)	(in thousands)
Commercial Project:
Colonial Promenade Craft Farms (2)	Gulf Shores, AL	68	2010	9,900	$6,865

Construction in Progress for Active Developments					$6,865

(1)	Square footage is presented in thousands and excludes anchor-owned square-footage.

(2)	As part of our agreement to transfer our remaining interest in Colonial Promenade Craft Farms, we commenced development of an additional 67,700-square foot phase of a commercial shopping center (See Note 9 – “Investment in Partially-Owned Entities and Other Arrangements” in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K).
Future Development Activity
          As discussed above, in 2009, we made a strategic decision to accelerate our plan to dispose of our for-sale residential assets and land held for future sale and for-sale residential and mixed-use developments and postpone future development activities (including the future development activities identified below). We plan to complete the development project described above but do not intend to start any new developments until we determine that the current economic environment has sufficiently improved.
          Of the developments listed below, in 2010, we expect to resume development on the first phase of the Colonial Promenade Nord du Lac commercial development, located in Covington, Louisiana. Our intention is to develop a power center in phases over time, as opposed to our original lifestyle center plan.
          The remaining projects listed below are the consolidated development projects that we had planned to pursue, but that we have suspended indefinitely. While we currently anticipate developing the other projects in the future, given the current economic uncertainties, we can give no assurance that we will pursue any of these particular development projects in the future.

		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)
Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,294
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,155
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,473
Colonial Grand at South End	Charlotte, NC	353	12,084
Colonial Grand at Azure	Las Vegas, NV	188	7,851
Colonial Grand at Cityway	Austin, TX	320	4,980

		2,536	$74,216

Commercial Projects:
Colonial Promenade Huntsville	Huntsville, AL	111	9,712
Colonial Promenade Nord du Lac (3)	Covington, LA	—	37,737

		111	$47,449

Other Projects and Undeveloped Land
Multifamily			3,434
Commercial			48,105
For-Sale Residential (4)			57,031

			$108,570

Consolidated Construction in Progress			$230,235

(1)	Square footage is presented in thousands and excludes anchor-owned square-footage.

(2)	This project is part of a mixed-use development.

(3)	Costs capitalized to date are net of a $6.5 million impairment charge recorded during 2009 and a $19.3 million impairment charge recorded during 2008. Total square feet is yet undetermined, however, Colonial Promenade Nord du Lac Phase I will consist of approximately 100,000 square-feet, excluding anchor-owned square feet.

(4)	These costs are presented net of a $23.2 million non-cash impairment charge recorded on one of projects in 2007.
Dispositions
          During 2009, we sold assets for aggregate proceeds of approximately $157.7 million, $117.4 million from consolidated assets, $40.3 million from unconsolidated assets, which amount represents our pro-rata share of the proceeds, as well as $55.7 million in gross proceeds from condominium conversion and for-sale residential assets and $10.8 million from land sales. These transactions are described below.

		Percent	Total Units/			Gain on Sales
Property	Location	Owned	Square Feet(1)	Sales Price		of Property
			(unaudited)	(in millions)		(in millions)
Consolidated Dispositions
Commercial Properties
Colonial Promenade Fultondale	Fultondale, AL	100%	159	$30.7		$4.5
Colonial Promenade Winter Haven	Orlando, FL	100%	286	20.8		1.7

			445	$51.5		$6.2

Unconsolidtaed Dispositions
Multifamily Properties
CMS Joint Venture (2)
CMS / Colonial Joint Venture I (CG at Mountain Brook)	Birmingham, AL	15.00%	392
CMS / Colonial Joint Venture II (CV at Rocky Ridge)	Birmingham, AL	15.00%	226
CMS Florida (CV at Palma Sola)	Sarasota, FL	25.00%	340
CMS Tennessee (CG at Brentwood)	Nashville, TN	25.00%	254

			1,212	$17.3		$1.8

DRA Cunningham (3)	Austin, TX	20.00%	280	3.6		—
DRA Alabama (Colony Woods) (4)	Birmingham, AL	10.00%	414	2.5		0.2

			1,906	$23.4		$2.0

Commercial Properties
Colonial Pinnacle Craft Farms	Gulf Shores, AL	15.00%	220	$—	(5)	$—	(5)
OZRE	Multiple Locations	17.10%	2,311	—	(6)	—	(6)
Mansell (7)	Atlanta, GA	15.00%	689	16.9		2.8
DRA/CRT	Multiple Locations	15.00%	8,406	—	(8)	—	(8)

			11,626	$16.9		$2.8

(1)	Square footage is presented in thousands and excludes anchor-owned square-footage.

(2)	These four multifamily properties were included in a joint venture with CMS and were sold in one transaction. Of total proceeds, $15.3 million was our pro-rata share of associated mortgage debt.

(3)	Of total proceeds, $2.8 million was our pro-rata share of associated mortgage debt.

(4)	Of total proceeds, $1.6 million was our pro-rata share of associated mortgage debt.

(5)	In April 2009, we transferred our remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms to the majority joint venture partner. As a result of this transaction and the resulting valuation, we recorded an impairment of approximately $0.7 million with respect to our remaining equity interest in the joint venture.

(6)	In December 2009, we transferred our entire 17.1% noncontrolling joint venture interest in OZ/CLP Retail, LLC (OZRE) to OZRE’s majority partner, made a cash payment of $45.1 million that was used by OZRE to repay $38.0 million of mortgage debt and related fees and expenses, and $7.1 million of which was used for the discharge of deferred purchase price owed by OZRE to former unitholders who elected to redeem their units in OZRE in June 2008. The total cash payment by us was made through borrowings under our unsecured line of credit. In exchange, we received 100% ownership of one of the OZRE assets, Colonial Promenade Alabaster, a 612,000-square-foot retail center located in Birmingham, Alabama.

(7)	Of total proceeds, $13.9 million was our pro-rata share of associated mortgage debt.

(8)	In November 2009, we transferred our entire 15% noncontrolling joint venture interest in the DRA/CRT joint venture, a 17-asset office joint venture (“DRA/CRT”). Pursuant to the transaction, we transferred our membership interest back to DRA/CRT. As part of this transaction, we acquired 100% ownership in one of the DRA/CRT properties, Three Ravinia, an 813,000-square-foot, Class A office building located in Atlanta, Georgia and made a cash payment of $24.7 million. We retained management of the other assets in this portfolio that we were managing prior this transaction.
          In addition, throughout 2009, we sold various parcels of land for an aggregate sales price of approximately $10.7 million (excluding $0.1 million of sales proceeds from unconsolidated land sales). In connection with the sale of one land parcel, we extended $5.0 million of seller-financing with a term of six months and an interest rate of 7.5%. We recognized an aggregate gain of approximately $0.3 million on the sale of these parcels of land. The proceeds from the 2009 dispositions were used to repay a portion of the borrowings under our unsecured credit facility and for general corporate purposes.

          For-Sale Projects
          During 2009, we completed the sale of the following condominium conversion and for-sale residential projects:

		Units Sold	Gross Proceeds(1)
			(in millions)
Condominium Conversion (2):
Azur at Metrowest	Orlando, FL	7	$0.7
Capri at Hunters Creek	Orlando, FL	20	0.5
Murano	Delray Beach, FL	93	9.0
Portofino	Jensen Beach, FL	118	6.7

For-Sale Residential
Regents Park (3)	Atlanta, GA	17	16.3
Grander (3)	Gulf Shores, AL	14	3.3
Regatta (3)	Charleston, SC	63	7.7
Metropolitan	Charlotte, NC	24	7.6
Southgate	Charlotte, NC	14	3.9

		370	$55.7

(1)	Our portion of the proceeds from these dispositions was used to reduce the outstanding balance on our unsecured credit facility.

(2)	As of December 31, 2009, we had sold all remaining units at these condominium conversion properties.

(3)	As of December 31, 2009, we had sold all remaining units at these for-sale residential projects.
     During 2009, “Gains from sales of property” on the Consolidated Statements of Operations and Comprehensive Income (Loss) included $1.0 million ($0.9 million net of income taxes) from these condominium conversion and for-sale residential sales. A summary of the revenues and costs from these sales of for-sale projects are set forth in the table below.

Year Ended
December 31,
(in thousands)	2009
Condominium conversion revenues	$16,851
Condominium conversion costs	(16,592)

Gains on condominium conversion sales, before noncontrolling interest and income taxes	259

For-sale residential revenues	38,839
For-sale residential costs	(38,161)

Gains on for-sale residential sales, before noncontrolling interest and income taxes	678

Noncontrolling interest	—
Provision for income taxes	(71)

Gains on condominium conversion and for-sale residential sales, net of noncontrolling interest and income taxes	$866

          The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated as an apartment community. For 2009, 2008 and 2007, gains on condominium unit sales, net of income taxes, of $0.2 million, $0.1 million and $9.3 million, respectively, are included in discontinued operations. Completed for-sale residential projects of approximately $65.0 million are reflected in real estate assets held for sale as of December 31, 2009.
          For cash flow statement purposes, we classify capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and for-sale residential sales are also included in investing activities.

Impairment
          During 2009, we recorded impairment charges totaling $12.4 million. Of the $10.4 million presented in “Impairment and other losses” in continuing operations on the Consolidated Statements of Operations and Other Comprehensive Income (Loss), $10.3 million relates to a reduction of the carrying value of certain of our for-sale residential assets, one retail development and certain land parcels. The $2.0 million presented in “Income (loss) from discontinued operations” on the Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to the sale of the remaining units at two of our condominium conversion properties. The remaining amount in continuing operations, $0.1 million, was recorded as the result of fire damage at one of our multifamily apartment communities. In addition to these impairment charges, we determined that it was probable that we will have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a joint venture asset in which CRLP has a 35% noncontrolling interest, and recognized a charge to earnings. This charge is reflected in “(Loss) income from partially-owned unconsolidated entities” on the Consolidated Statements of Operations and Other Comprehensive Income (Loss).
          See Item 1A — “Risk Factors — Risks Associated with Our Operations — Our ability to dispose of our existing inventory of condominium and for-sale residential assets could adversely affect our results of operations.”
Recent Events
          Unsecured Notes and Preferred Securities Repurchase Programs
          On December 31, 2009, our previously announced unsecured notes repurchase program expired. On January 27, 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows us to repurchase up to $100 million of outstanding unsecured senior notes of CRLP. This new repurchase program runs through December 31, 2010. Under the new repurchase program, senior unsecured notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. We will continue to monitor the debt markets and repurchase certain senior notes that meet our required criteria, as funds are available. We anticipate funding potential repurchases from borrowings under our existing credit facility, proceeds from property sales and/or other available funds. In February 2010, we repurchased $8.7 million in unsecured senior notes, at a minimal discount to par value, which represents a 6.51% yield to maturity and resulted in the recognition of immaterial net gains.
          Additionally, on January 27, 2010, the Trust’s Board of Trustees authorized a new preferred securities repurchase program which allows us to repurchase up to $25 million of the Trust’s outstanding 8 1/8 percent Series D preferred depositary shares. The preferred shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. This repurchase program does not obligate us to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. We will continue to monitor the equity markets and repurchase certain preferred shares that meet our required criteria, as funds are available. In connection with the repurchase of the Series D preferred depositary shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units of CRLP.
          Continuous Equity Offering Program
          On February 22, 2010, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of common shares of the Trust under an at-the-market continuous equity offering program.
          Distribution
          During January 2010, the Trust’s Board of Trustees declared a cash distribution to our shareholders and the partners of CRLP in the amount of $0.15 per share and per partnership unit, totaling approximately $11.2 million. The distribution was made to shareholders and partners of record as of February 8, 2010 and was paid on February 16, 2010. The Trust’s Board of Trustees reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

Competition
          The ownership, development, operation and leasing of multifamily, office and retail properties are highly competitive. We compete with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. See Item 1A — “Risk Factors – Risks Associated with Our Operations – Competition for acquisitions could reduce the number of acquisition opportunities available to us and result in increased prices for properties, which could adversely affect our return on properties we purchase” in this Form 10-K for further discussion. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. With respect to our multifamily business, we also compete with other quality apartment and for-sale (condominium) projects owned by public and private companies. The number of competitive multifamily properties in a particular market could adversely affect our ability to lease our multifamily properties and develop and lease or sell new properties, as well as the rents we are able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for-sale (condominium) units. With respect to the multifamily business we compete for residents in our apartment communities based on our high level of resident service, the quality of our apartment communities (including our landscaping and amenity offerings) and the desirability of our locations. Resident leases at our apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities. We do not seek to compete on the basis of providing a low-cost solution for all residents.
Environmental Matters
          We believe that our properties are in material compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental conditions and liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations or future interpretations of existing requirements will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us. See “Risk Factors—Risks Associated with Our Operations—We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability” in this Form 10-K for further discussion.
Insurance
          We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our majority-owned properties. We believe the policy specifications, insured limits of these policies and self insurance reserves are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, which generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate levels of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at reasonable costs in the future. In addition, as of December 31, 2009, we are self insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $1.0 million per person. Our policy for all self insured risk is to accrue for expected losses on reported claims and for estimated losses related to claims incurred but not reported as of the end of the reporting period. See “Risk Factors – Risks Associated with Our Operations – Uninsured or underinsured losses could adversely affect our financial condition.”
Employees
          As of December 31, 2009, CRLP employed 1,037 persons, including on-site property employees who provide services for the properties that we own and/or manage. The Trust employs all employees through CRLP and its subsidiaries.
Tax Status
          We are considered a corporation for federal income tax purposes. We qualify as a REIT and generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We may be subject to certain state and local taxes on our income and property. Distributions to shareholders are generally partially taxable as ordinary income and long-term capital gains, and partially non-taxable as return of capital. During 2009, our total common distributions had the following overall characteristics:

	Distribution Per			Return of
Quarter	Share	Ordinary Income	Capital Gain	Capital
1st	$0.25	96.20%	3.80%	0.00%
2nd	$0.15	96.20%	3.80%	0.00%
3rd	$0.15	96.20%	3.80%	0.00%
4th	$0.15	96.20%	3.80%	0.00%
          In addition, our financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for joint ventures and third party owned properties and administrative services to us. In addition, we perform all of our for-sale residential and condominium conversion activities through CPSI. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We recognized an income tax expense (benefit) of $(7.9) million, $0.8 million and $(7.4) million in 2009, 2008 and 2007, respectively, related to the taxable income of CPSI.
Available Information
          Our website address is www.colonialprop.com. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report. You can obtain on our website in the “Investors” section, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also available on our website, free of charge, are our corporate governance guidelines, the charters of the governance, audit and executive compensation committees of the Trust’s Board of Trustees and our code of ethics (which applies to all trustees and employees, including our principal executive officer, principal financial officer and principal accounting officer). If you are not able to access our website, the information is available in print form to any shareholder who should request the information directly from us at 1-800-645-3917.

Executive Officers of the Company
          The following is a biographical summary of our executive officers:
          Thomas H. Lowder, 60, was re-appointed Chief Executive Officer effective December 30, 2008. Mr. Lowder has served as Chairman of the Trust’s Board of Trustees since the Company’s formation in July 1993. Additionally he served as President and Chief Executive Officer from July 1993 until April 2006. Mr. Lowder became President and Chief Executive Officer of Colonial Properties, Inc., the Company’s predecessor, in 1976, and has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Company and its predecessors. He presently serves as a member of the Board of the following organizations: Birmingham-Southern College, Crippled Children’s Foundation, Children’s Hospital of Alabama, the University of Alabama Health Services Foundation and the National Association of Real Estate Investment Trusts (“NAREIT”). Mr. Lowder is a past board member of The Community Foundation of Greater Birmingham, past chairman of the Birmingham Area Chapter of the American Red Cross, past chairman of Children’s Hospital of Alabama and he served as chairman of the 2001 United Way Campaign for Central Alabama and Chairman of the Board in 2007. He graduated with honors from Auburn University with a Bachelor of Science Degree. Mr. Lowder holds an honorary Doctorate of Humanities from University of Alabama at Birmingham and a honorary Doctorate of Law from Birmingham Southern College. Mr. Lowder is the brother of James K. Lowder, one of the Company’s trustees.
          C. Reynolds Thompson, III, 46, has served as President and Chief Financial Officer since December 30, 2008. Mr. Thompson previously served in the following additional positions within the company since being hired in February 1997: Chief Executive Officer, Chief Operating Officer, Chief Investment Officer, Executive Vice President, Office Division, Senior Vice President, Office Acquisitions, and Trustee. Responsibilities within these positions included overseeing management, leasing, acquisitions, and development within operating divisions; investment strategies; market research; due diligence; merger and acquisitions; joint venture development and cross-divisional acquisitions. Prior to joining Colonial Properties Trust, Mr. Thompson worked for CarrAmerica Realty Corporation, a then-publicly traded office REIT, in office building acquisitions and due diligence. Mr. Thompson serves on the Board of Visitors for the University of Alabama Culverhouse College of Commerce and Business Administration, the Board of Directors of Birmingham Business Alliance, and the Board of Directors of United Way of Central Alabama. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.
          Paul F. Earle, 52, has been our Chief Operating Officer since January 2008, and is responsible for all operations of the properties owned and/or managed by the Company. From May 1997 to January 2008, Mr. Earle served as Executive Vice President-Multifamily Division and was responsible for management of all multifamily properties owned and/or managed by us. He joined us in 1991 and has previously served as Vice President – Acquisitions, as well as Senior Vice President – Multifamily Division. Mr. Earle is past Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also is a board member and is on the Executive Committee of the National Multifamily Housing Council. He is past President and current Board member of Big Brothers/Big Sisters. Before joining us, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.
          John P. Rigrish, 61, has been our Chief Administrative Officer since August 1998 and is responsible for the supervision of Corporate Governance, Information Technology, Human Resources and Employee Services. Prior to joining the Company, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor’s degree from Samford University and did his postgraduate study at Birmingham-Southern College. He previously served on the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee. Mr. Rigrish is a current member and previous Chairman of the American Red Cross Board of Directors-Alabama Chapter. He also serves on the City of Hoover Veteran’s Committee, John Carroll Educational Foundation Board of Directors, and the Edward Lee Norton Board of Advisors at Birmingham-Southern College.
          Jerry A. Brewer, 38, has been our Executive Vice President, Finance since January 2008, and is responsible for all Corporate Finance and Investor Relations activities of the Company. Mr. Brewer previously served as our Senior Vice President – Corporate Treasury since September 2004. Mr. Brewer joined the Company in February 1999 and served as Vice President of Financial Reporting for the Company until September 2004 and was responsible for overseeing all of the Company’s filings with the Securities and Exchange Commission, and internal and external consolidated financial reporting. Prior to joining the Company, Mr. Brewer worked for Arthur Andersen LLP, serving on independent audits of public and private entity financial statements, mergers and acquisitions due diligence, business risk assessment and registration statement work for public debt and stock offerings. Mr. Brewer is a member of the American Institute of Certified Public Accountants, the Alabama State Board of Public Accountancy and Auburn University School of Accountancy Advisory Council. He is a Certified Public Accountant, and holds a Bachelor of Science degree in Accounting from Auburn University and a Masters of Business Administration from the University of Alabama at Birmingham.

          Bradley P. Sandidge, 40, was appointed Executive Vice President, Accounting effective January 30, 2009, and is responsible for all accounting operations of the Company to include Internal Control functions, compliance with generally accepted accounting principles, SEC financial reporting, regulatory agency compliance and reporting and management reporting. Mr. Sandidge previously served as our Senior Vice President, Multifamily Accounting and Finance, since joining the Company in 2004, and was responsible for overseeing the accounting operations of the Company’s multifamily operations. Mr. Sandidge is a Certified Public Accountant with over 15 years of real estate experience. Prior to joining the Company, Mr. Sandidge served as Tax Manager for the North American and Asian portfolios of Archon Group, L.P. / Goldman Sachs from January 2001 through June 2004, and worked in the tax real estate practice of Deloitte & Touche LLP from January 1994 through October 1999. Mr. Sandidge holds a Bachelor’s degree in accounting and a Master’s degree in tax accounting from the University of Alabama.

Item 1A. Risk Factors
     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, and the trading price of the Trust’s common shares could decline.
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
          The United States economy is believed to have entered a recession sometime during 2008. The trends in both the real estate industry and the broader United States economy continue to be unfavorable and continue to adversely affect our revenues. The downturn in the U.S. economy and related reduction in spending, falling home prices and high unemployment, together with the price volatility, dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our residents at our multifamily properties and our tenants at our commercial properties and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our residents, tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by the increase in supply and deterioration in the multifamily market stemming from ongoing recession and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums, which increases the supply of multifamily units and housing alternatives, may further reduce our ability to lease our multifamily units and further depress rental rates in certain markets. With regard to for-sale residential properties, the market for our for-sale residential properties depends on an active demand for new for-sale housing and high consumer confidence. Continuing decline in demand, exacerbated by tighter credit standards for home buyers and foreclosures, has further contributed to an oversupply of housing alternatives adversely affecting the timing of sales and price at which we are able to sell our for-sale residential properties and thereby adversely affecting our profits from for-sale residential properties. We cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak or deteriorate further, our ability to lease our properties, our ability to increase or maintain rental rates in certain markets and the pace of condominium sales and closings and/or the related sales prices may continue to weaken during 2010.
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
          As a real estate company, we are subject to various changes in real estate conditions, particularly in the Sunbelt region where our properties are concentrated, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:
•	worsening of national and regional economic conditions, such as those we are currently experiencing as a result of the ongoing recession as described above, as well as the deteriorating local economic conditions in our principal market areas;

•	availability of financing;

•	the inability of residents and tenants to pay rent;

•	the existence and quality of the competition, such as the attractiveness of our property as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	oversupply of multifamily, commercial space or single-family housing or a reduction in demand for real estate in the markets in which our properties are located;

•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs; and

•	changing trends in the demand by consumers for merchandise offered by retailers conducting business at our retail properties.
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
          Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in a particular area and an increase in the affordability of owner occupied single and multi-family homes due to, among other things, declining housing prices, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment homes and increase or maintain rents.
          We are subject to significant regulations, which could adversely affect our results of operations through increased costs and/or an inability to pursue business opportunities.
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
          Real estate investments are illiquid, and therefore, we may not be able to sell our properties in response to economic changes which could adversely affect our results of operations or financial condition.
          Real estate investments are relatively illiquid generally, and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell a property or properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our results of operations if we cannot sell an unprofitable property. In the case of our for-sale residential properties, our inability to sell units in a timely manner could adversely affect our financial condition, among other things, by causing us to hold properties for a longer period than is otherwise desirable and requiring us to record impairment charges in connection with the properties (see Note 4 – “Impairment” to our Notes to Consolidated Financial Statements of the Trust and CRLP included in this Annual Report on Form 10-K). Our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity. In addition, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position.
          Compliance or failure to comply with the Americans with Disabilities Act and Fair Housing Act could result in substantial costs.
          Under the Americans with Disabilities Act of 1990, or ADA, and the Fair Housing Amendment Act of 1988, or FHAA, and various state and local laws, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Noncompliance with the ADA, FHAA or related laws or regulations could result in the imposition of fines by government authorities, awards to private litigants of damages against us, substantial litigation costs and the incurrence of additional costs associated with bringing the properties into compliance.
Risks Associated with Our Operations
          Our revenues are significantly influenced by demand for multifamily properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.
          Our portfolio is focused predominately on multifamily properties. As a result, we are subject to risks inherent in investments in a single industry. A decrease in the demand for multifamily properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Resident demand at multifamily properties has been and could continue to be adversely affected by the downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment, together with the price volatility, dislocations and liquidity disruptions the in financial and credit markets, as well as the rate of household formation or population growth in our markets, changes in interest rates or changes in supply of, or demand for, similar or competing multifamily properties in an area. To the extent that any of these conditions occur and continue to occur, they are likely to affect occupancy and market rents at multifamily properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy our substantial debt service obligations or make distributions to our shareholders.
          Our ability to dispose of our existing inventory of condominium and for-sale residential assets could adversely affect our results of operations.
          To help implement our plans to strengthen the balance sheet and deleverage the company, in January 2009, the Trust’s Board of Trustees decided to accelerate plans to dispose of our for-sale residential assets including condominium conversions and land held for future for-sale residential and mixed-use developments until we determine that the current economic environment has sufficiently improved. As of December 31, 2009, we have 52 for sale-residential units remaining and 223 residential lots for sale. Exiting these markets may expose us to the following risks:
•	local real estate market conditions, such as oversupply or reduction in demand, may result in reduced or fluctuating sales;

•	for-sale properties acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold;

•	we may abandon development or conversion opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;

•	we may be unable to close on sales of individual units under contract;

•	buyers may be unable to qualify for financing;

•	sales prices may be lower than anticipated;

•	competition from other condominiums and other types of residential housing may result in reduced or fluctuating sales;

•	we could be subject to liability claims from condominium associations or others asserting that construction performed was defective, resulting in litigation and/or settlement discussions; and

•	we may be unable to attract sales prices with respect to our for-sale assets that compensate us for our costs (which may result in impairment charges).
          After reevaluating our operating strategy in light of the ongoing downturn in the U.S. economy and credit crisis, we recorded a non cash impairment charge of $116.9 million in the fourth quarter of 2008 largely attributable to our condominium and for-sale residential assets. In addition, during 2009, we recorded $12.3 million of non-cash impairment charges related to certain for-sale residential units, a commercial development and certain land parcels. See Item 1, “Impairment,” of this Annual Report on Form 10-K for additional information regarding this impairment charge. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect our shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.

          Our properties may not generate sufficient rental income to pay our expenses if we are unable to lease our new properties or renew leases or re-lease space at our existing properties as leases expire, which may adversely affect our operating results.
          We derive the majority of our income from residents and tenants who lease space from us at our properties. A number of factors may adversely affect our ability to attract residents and tenants at favorable rental rates and generate sufficient income, including:
•	local conditions such as an oversupply of, or reduction in demand for, multifamily or commercial properties;

•	the attractiveness of our properties to residents, shoppers and tenants;

•	decreases in market rental rates; and

•	our ability to collect rent from our residents and tenants.
If we cannot generate sufficient income to pay our expenses, maintain our properties and service our debt as a result of any of these factors, our operating results may be adversely affected. Furthermore, the ongoing deterioration of the U.S. economy and the related reduction in spending, falling home prices and high unemployment, together with the price volatility, dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our residents or tenants to perform their contractual obligations, which could lead to an increase in defaults by residents and tenants.
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
          Substantially all of our properties are located in the Sunbelt region of the United States. In particular, we derived approximately 84.3% of our net operating income in 2009 from top quartile cities located in the Sunbelt region. We are therefore subject to increased exposure to economic and other factors specific to these geographic areas. If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, AL; Atlanta, GA; Orlando, FL; Charlotte, NC and Dallas/Fort Worth, TX, experiences a recession or other slowdown in the economy, a natural disaster or an act of terrorism, our results of operations and financial condition may be negatively affected as a result of decreased revenues, increased costs or damage or loss of assets.

          Tenant bankruptcies and downturns in tenants’ businesses may adversely affect our operating results by decreasing our revenues.
          At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Additionally, the ongoing deterioration in the U.S. economy and related reduction in spending, reduced home prices and high unemployment, together with the price volatility, dislocations and liquidity disruptions in the financial and credit markets could, among other things, adversely affect our tenants financially and impede their ability to perform their contractual obligations. As a result, our tenants may delay lease commencement, cease or defer making rental payments or declare bankruptcy. A bankruptcy filing by or relating to one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a bankrupt tenant. The bankruptcy or financial difficulties of any of our tenants may negatively affect our operating results by decreasing our revenues.
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
          Under federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, generally impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable in the future for costs associated with investigation and remediation of hazardous substances released at or from such properties. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our assets. The presence of hazardous substances or the failure to properly remediate those substances may result in our being liable for damages suffered by a third party for personal injury, property damage, cleanup costs, or otherwise and may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. The restrictions themselves may change from time to time, and these changes may result in additional expenditures in order to achieve compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results. In addition, if a judgment is obtained against us or we otherwise become subject to a significant environmental liability, our financial condition may be adversely affected.
          During 2007, we engaged in the expansion of our Wal-Mart center at Colonial Promenade Winter Haven in Orlando, Florida. We received notice that the property that was purchased for the expansion contained environmental contamination that required remediation. We agreed to pay $0.9 million towards the remediation, which was paid during 2007. The expansion was completed in 2008, but we are still awaiting a “no further action” letter from the relevant regulatory agency. In 2009, we disposed of Colonial Promenade Winter Haven, but remain equally responsible with Wal-Mart for obtaining a “no further action” letter on the Wal-Mart parcel. In addition, we are obligated, using reasonable commercial efforts, to obtain a “no further action” letter for the two adjoining parcels on either side of the Wal-Mart parcel.

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
          As of December 31, 2009, we are self insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $1.0 million per person, according to plan policy limits. If the actual costs incurred to cover such uninsured claims are significantly greater than our budgeted costs, our financial condition will be adversely affected.
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
          Our operating strategy historically has included development of new properties, as well as expansion and/or redevelopment of existing properties. Even though we decided in January 2009 to postpone future development activities (including previously identified future development projects) until we determine that the current economic environment has sufficiently improved, we have completed all but one of our developments that were in process during 2009 and expect to reengage in the development of our Colonial Promenade Nord du Lac development during 2010. Development activity may be conducted through wholly-owned affiliates or through joint ventures. However, there are significant risks associated with such development activities in addition to those generally associated with the ownership and operation of developed properties. These risks include the following:
•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected leases;

•	local real estate market conditions, such as oversupply or reduction in demand, may result in reduced or fluctuating rental rates;

•	we may incur development costs for a property that exceed original estimates due to increased materials, labor or other costs, changes in development plans or unforeseen environmental conditions, which could make completion of the property more costly or uneconomical;

•	land, insurance and construction costs continue to increase in our markets and may continue to increase in the future and we may be unable to attract rents that compensate for these increases in costs;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;

•	rental rates and occupancy levels may be lower than anticipated;

•	changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment; and

•	we may experience late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.
          In addition, if a project is delayed, certain residents and tenants may have the right to terminate their leases. Furthermore, from time to time we may utilize tax-exempt bond financing through the issuance of community development and special assessment district bonds to fund development costs. Under the terms of such bond financings, we may be responsible for paying assessments on the underlying property to meet debt service obligations on the bonds until the underlying property is sold. Accordingly, if we are unable to complete or sell a development property subject to such bond financing and we are forced to hold the property longer than we originally projected, we may be obligated to continue to pay assessments to meet debt service obligations under the bonds. If we are unable to pay the assessments, a default will occur under the bonds and the property could be foreclosed upon. Any one or more of these risks may cause us to incur unexpected development costs, which would negatively affect our results of operations.
          Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.
          As of December 31, 2009, we had $17.4 million of equity invested in joint ventures. See Note 9 – “Investment in Partially-Owned Entities and Other Arrangements” in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K. Our investments in these joint ventures involve risks not customarily associated with our wholly-owned properties, including the following:
•	we share decision-making authority with some of our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and the joint venture properties, such as the acquisition of properties, the sale of the properties or the making of additional capital contributions for the benefit of the properties, which may prevent us from taking actions that are opposed by those joint venture partners;

•	prior consent of our joint venture partners is required for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;

•	our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a joint venture property or increase our financial commitment to the joint venture;

•	our joint venture partners may have business interests or goals with respect to the joint venture properties that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of such properties;

•	disputes may develop with our joint venture partners over decisions affecting the joint venture properties or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved (see, for example, the discussion under Note 19 — “Commitments, Contingencies, Guarantees and Other Arrangements” to our Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K);

•	our joint venture partners may be unsuccessful in refinancing or replacing existing mortgage indebtedness, or may choose not to do so, which could adversely affect the value of our joint venture interest;

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments; and

•	our joint venture partner may elect to sell or transfer its interests in the joint venture to a third party, which may result in our loss of management and leasing responsibilities and fees that we currently receive from the joint venture properties.

          During 2009, certain of our unconsolidated joint ventures exercised options to extend an aggregate of approximately $48.5 million of outstanding mortgage debt from 2009 to 2010. In addition, one of our unconsolidated joint ventures disposed of its only property, a 280-unit multifamily apartment community, a portion of the proceeds of which were used to repay an outstanding collateralized $14.0 million mortgage loan on the property (of which our pro rata share was $2.8 million). We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace any outstanding joint venture indebtedness (which may also include, for example, property dispositions), which cooperation may include additional capital contributions from time to time. There can be no assurance that our joint ventures will be successful in refinancing and/or replacing such existing debt at maturity or otherwise. The failure to refinance and/or restructure such debt could materially adversely affect the value of our joint venture interests and therefore the value of our joint venture investments, which, in turn, could have a material adverse effect on our financial condition and results of operations.
          Our results of operations could be adversely affected if we are required to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and retail developments.
          From time to time, we guarantee portions of the indebtedness of certain of our unconsolidated joint ventures. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Guarantees and Other Arrangements” of this Annual Report on Form 10-K, for a description of the guarantees that we have provided with respect to the indebtedness of certain of our joint ventures as of December 31, 2009. From time to time, in connection with certain retail developments, we receive funding from municipalities for infrastructure costs through the issuance of bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. In some instances, we guarantee the shortfall, if any, of tax revenues to the debt service requirements on these bonds. If we are required to fund any amounts related to any of these guarantees, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts.
          Competition for acquisitions could reduce the number of acquisition opportunities available to us and result in increased prices for properties, which could adversely affect our return on properties we purchase.
          We compete with other major real estate investors with significant capital for attractive investment opportunities in multifamily and commercial properties. These competitors include publicly traded REITs, private REITs, domestic and foreign financial institutions, life insurance companies, pension trusts, trust funds, investment banking firms, private institutional investment funds and national, regional and local real estate investors. This competition could increase the demand for multifamily properties, and therefore reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. As a result, our expected return from investment in these properties would deteriorate.
          Acquired properties may expose us to unknown liability.
          We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities that were not discovered during due diligence. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:
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
          We rely on debt financing for our business. As of December 31, 2009, the amount of our total debt was approximately $1.9 billion, consisting of $1.7 billion of consolidated debt and $0.2 billion of our pro rata share of joint venture debt. In addition, as of December 31, 2009, a significant amount of our indebtedness was secured by our real estate assets. Due to our high level of debt, we may be required to dedicate a substantial portion of our funds from operations to servicing our debt and our cash flow may be insufficient to meet required payments of principal and interest.
          If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.
          In addition, if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. Most of our indebtedness does not require significant principal payments prior to maturity. However, we will need to raise additional equity capital, obtain collateralized or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our indebtedness as it matures. We cannot assure you that these sources of financing or refinancing will be available to us at reasonable terms or at all. Our inability to obtain financing or refinancing to repay our maturing indebtedness, and our inability to refinance existing indebtedness on reasonable terms, may require us to make higher interest and principal payments, issue additional equity securities, or sell some of our assets on disadvantageous terms, all or any of which may result in foreclosure of properties, partial or complete loss on our investment and otherwise adversely affect our financial conditions and results of operation. Also see Item 1A — “Risk Factors – Risks Associated with Our Operations – Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.”
          Our degree of leverage could limit our ability to obtain additional financing and have other adverse effects which would negatively impact our results of operation and financial condition.
          As of December 31, 2009, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $1.7 billion of consolidated borrowings and $0.2 billion of unconsolidated borrowings. Our organizational documents do not contain any limitation on the incurrence of debt. Our leverage and any future increases in our leverage could place us at a competitive disadvantage compared to our competitors that have less debt, make us more vulnerable to economic and industry downturns, reduce our flexibility in responding to changing business and economic conditions, and adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our results of operation and financial condition.
          Due to the amount of our variable rate debt, rising interest rates would adversely affect our results of operation.
          As of December 31, 2009, we had approximately $384.6 million of variable rate debt outstanding, consisting of $323.9 million of our consolidated debt and $60.7 million of our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, failure to hedge effectively against interest rate changes may adversely affect our results of operations. Furthermore, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.
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
          Also, certain of our mortgage indebtedness contains customary covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.
          These restrictions, as well as any additional restrictions which we may become subject to in connection with additional financings or refinancings, will continue to hinder our operational flexibility through limitations on our ability to incur additional indebtedness, pursue certain business initiatives or make other changes to our business. These limitations could adversely affect our results of operations. In addition, violations of these covenants could cause the declaration of defaults and any related acceleration of indebtedness, which would result in adverse consequences to our financial condition. As of December 31, 2009, we were in compliance with all of the financial and operating covenants under our existing credit facility and indenture, and we believe that we will continue to remain in compliance with these covenants. However, given the deterioration in the U.S. economy and continued uncertainty in the credit markets, there can be no assurance that we will be able to maintain compliance with these ratios and other debt covenants in the future, particularly if conditions were to worsen.
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
          Disruptions in the financial markets could adversely affect our ability to obtain sufficient third party financing for our capital needs, including development, expansion, acquisition and other activities, on reasonable terms or at all and could have other adverse effects on us and the market price of the Trust’s common shares.
          During 2009, the United States credit markets experienced significant dislocations and liquidity disruptions, which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies who are otherwise qualified to obtain financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional financing for our capital needs, including development, expansion, acquisition activities and other purposes at reasonable terms or at all, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. In addition, we may be unable to obtain permanent financing on development projects we financed with construction loans or mezzanine debt. Our inability to obtain such permanent financing on favorable terms, if at all, could cause us to incur additional capital costs in connection with completing such projects, of which could have an adverse affect on our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of the Trust’s common shares, preferred shares or subordinated notes. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of the Trust’s common shares and other adverse effects on us and our business.
          Our senior notes do not have an established trading market, therefore, holders of our notes may not be able to sell their notes.
          Each series of CRLP’s senior notes is a new issue of securities with no established trading market. We do not intend to apply for listing of any series of notes on any national securities exchange. The underwriters in an offering of senior notes may advise us that they intend to make a market in the notes, but they are not obligated to do so and may discontinue market making at any time without notice. We can give no assurance as to the liquidity of or any trading market for any series of our notes.
          A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.
          During 2009, Moody’s Investors Service lowered the credit rating on our senior unsecured debt to Ba1 from Baa3. Additionally, Standard & Poor’s lowered the credit rating on our senior unsecured debt to BB+ from BBB- and the rating on our preferred shares to B+ from BB. While the downgrades by both Moody’s Investors Service and Standard & Poor’s do not affect our ability to draw proceeds under our unsecured line of credit, the pricing on the credit facility has adjusted from LIBOR plus 75 basis points to LIBOR plus 105 basis points. The downgrade had the effect of increasing our borrowing costs, and further downgrades, while not impacting our borrowing costs, could shorten borrowing periods, thereby adversely impacting our ability to borrow secured and unsecured debt and otherwise limiting our access to capital, which could adversely affect our business, financial condition and results of operations.
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

          Restrictions on the acquisition and change in control of the Company may have adverse effects on the value of the Trust’s common shares and CRLP’s partnership units.
          Various provisions of the Trust’s Declaration of Trust restrict the possibility for acquisition or change in control of us, even if the acquisition or change in control were in the shareholders’ interest. As a result, the value of the Trust’s common shares and CRLP’s partnership units may be less than they would otherwise be in the absence of such restrictions.
          The Trust’s Declaration of Trust contains ownership limits and restrictions on transferability. The Trust’s Declaration of Trust contains certain restrictions on the number of common shares and preferred shares that individual shareholders may own, which is intended to ensure that we maintain our qualification as a REIT. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To help avoid violating these requirements, the Trust’s Declaration of Trust contains provisions restricting the ownership and transfer of shares in certain circumstances. These ownership limitations provide that no person may beneficially own, or be deemed to own by virtue of the attribution provisions of the Code, more than:
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
These ownership limitations may be waived by the Trust’s Board of Trustees if it receives representations and undertakings of certain facts for the protection of our REIT status, and if requested, an IRS ruling or opinion of counsel.
          The Trust’s Declaration of Trust permits the Trust’s Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring us. The Trust’s Declaration of Trust permits the Board of Trustees of the Trust to issue up to 20,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by the Board of Trustees. Thus, the Board of Trustees of the Trust could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which some or a majority of shareholders might receive a premium for their shares over the then-prevailing market price of shares.
          The Trust’s Declaration of Trust and Bylaws contain other possible anti-takeover provisions. The Trust’s Declaration of Trust and Bylaws contain other provisions that may have the effect of delaying, deferring or preventing an acquisition or change in control of the Company, and, as a result could prevent our shareholders from being paid a premium for their common shares over the then-prevailing market prices. These provisions include:
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
          Our major policies, including our policies with respect to development, acquisitions, financing, growth, operations, debt capitalization and distributions, are determined by the Trust’s Board of Trustees. A change in these policies could adversely affect our financial condition or results of operations, including our ability to service debt. For example, in January 2009, we decided to accelerate our plan to dispose of our for-sale residential assets and land held for future for-sale residential and mixed-use developments and postpone future development activities (including previously identified future development projects) until we determine that the current economic environment has sufficiently improved. As a result of this decision, in the fourth quarter of 2008, we recorded a non-cash impairment charge of $116.9 million, $4.4 million of abandoned pursuit costs and $1.0 million of restructuring charges related to a reduction in our development staff and other overhead personnel. In

2009, we recorded non-cash impairment charges of $12.3 million, $2.0 million of abandoned pursuit costs and $1.4 million of restructuring charges related to a reduction in our development staff and other overhead personnel. The Trust’s Board of Trustees may amend or revise these and other policies from time to time in the future, and no assurance can be given that additional amendments or revisions to these or other policies will not result in additional charges or otherwise materially adversely affect our financial condition or results of operations.
Risks Related to the Trust’s Shares
          Market interest rates and low trading volume may have an adverse effect on the market value of the Trust’s common shares.
          The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of the Trust’s shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. This could cause the market price of the Trust’s common shares to go down. In addition, although the Trust’s common shares are listed on the New York Stock Exchange, the daily trading volume of the Trust’s shares may be lower than the trading volume for other industries. As a result, our investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.
          A large number of shares available for future sale could adversely affect the market price of the Trust’s common shares and may be dilutive to current shareholders.
          The sales of a substantial number of common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for the Trust’s common shares. In addition to issuances of shares pursuant to share option and share purchase plans, as of December 31, 2009, we may issue up to 8,162,845 common shares of the Trust upon redemption of currently outstanding units of CRLP. In addition, the Trust has filed a registration statement with the SEC allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. As of December 31, 2009, the Trust had issued 4,802,971 of its common shares, at a weighted average issue price of $9.07 per share, under a continuous equity issuance program and 12,109,500 of its common shares, at an aggregate public offering price of $115,040,250, in an underwritten public offering. The continuous equity issuance program was terminated by the Trust in October 2009 following the completion of the underwritten public offering. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 4,802,971 common units to the Trust, at a weighted average issue price of $9.07 per share, in connection with the continuous equity issuance program and 12,109,500 common units to the Trust, at $9.50 per unit, with respect to the common shares issued by the Trust in the underwritten equity offering. Additionally, the Trust’s Board of Trustees can authorize the issuance of additional securities without shareholder approval. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distribution or sales of common shares of the Trust will have on the market price of the Trust’s common shares.
          We may change our dividend policy.
          The Trust intends to continue to declare quarterly distributions on its common shares. Future distributions will be declared and paid at the discretion of the Trust’s Board of Trustees and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as the Trust’s Board of Trustees deem relevant. The Trust’s Board of Trustees reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.
          Changes in market conditions or a failure to meet the market’s expectations with regard to our earnings and cash distributions could adversely affect the market price of the Trust’s common shares.
          We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of the Trust’s common shares. In addition, we are subject to the risk that our cash flow will be insufficient to meet the required payments on our preferred shares and the Operating Partnership’s preferred units. Our failure to meet the market’s expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our shares.
          The stock markets, including The New York Stock Exchange (“NYSE”), on which the Trust lists its common shares, have experienced significant price and volume fluctuations. As a result, the market price of the Trust’s common shares could be similarly volatile, and investors in the Trust’s common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:
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
Risks Associated with Income Tax Laws
          The Trust’s failure to qualify as a REIT would decrease the funds available for distribution to its shareholders and adversely affect the market price of the Trust’s common shares.
          We believe that the Trust has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993. The Trust intends to continue to meet the requirements for taxation as a REIT, but it cannot assure shareholders that the Trust will qualify as a REIT. The Trust has not requested and does not plan to request a ruling from the IRS that the Trust qualifies as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. As a REIT, the Trust generally will not be subject to federal income tax on its income that it distributes currently to its shareholders. Many of the REIT requirements are highly technical and complex. The determination that the Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. The Trust generally is prohibited from owning more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, subject to certain exceptions, including an exception with respect to certain debt instruments and corporations electing to be “taxable REIT subsidiaries.” The Trust is also required to distribute to its shareholders at least 90% of its REIT taxable income (excluding capital gains). The fact that the Trust holds most of its assets through the CRLP further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Trust’s REIT status. Furthermore, Congress or the Internal Revenue Service might make changes to the tax laws and regulations, or the courts might issue new rulings that make it more difficult, or impossible, for the Trust to remain qualified as a REIT.
          If the Trust fails to qualify as a REIT for federal income tax purposes, and is unable to avail itself of certain savings provisions set forth in the Internal Revenue Code (“IRS”), the Trust would be subject to federal income tax at regular corporate rates. As a taxable corporation, the Trust would not be allowed to take a deduction for distributions to shareholders in computing its taxable income or pass through long term capital gains to individual shareholders at favorable rates. The Trust also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. The Trust would not be able to elect to be taxed as a REIT for four years following the year it first failed to qualify unless the IRS were to grant it relief under certain statutory provisions. If the Trust failed to qualify as a REIT, it would have to pay significant income taxes, which would reduce its net earnings available for investment or distribution to its shareholders. This likely would have a significant adverse effect on the Trust’s earnings and the value of the Trust’s common shares and CRLP’s partnership units. In addition, the Trust would no longer be required to pay any distributions to shareholders. If the Trust fails to qualify as a REIT for federal income tax purposes and is able to avail itself of one or more of the statutory savings provisions in order to maintain our REIT status, the Trust would nevertheless be required to pay penalty taxes of at least $50,000 or more for each such failure. Moreover, the Trust’s failure to qualify as a REIT also would cause an event of default under its credit facility and may adversely affect the Trust’s ability to raise capital and to service its debt.
          Even if the Trust qualifies as a REIT, it will be required to pay some taxes (particularly related to the Trust’s taxable REIT subsidiary).
          Even if the Trust qualifies as a REIT for federal income tax purposes, the Trust will be required to pay certain federal, state and local taxes on its income and property. For example, the Trust will be subject to income tax to the extent we distribute less than 100% of its REIT taxable income (including capital gains). Moreover, if the Trust has net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. However, the Trust will not be treated as a dealer in real property with respect to a property that it sells for the purposes of the 100% tax if (i) the Trust has held the property for at least two years for the production of rental income prior to the sale, (ii) capitalized expenditures on the property in the two years preceding the sale are less than 30% of the net selling price of the property, and (iii) the Trust either (a) has seven or fewer sales of property (excluding certain property obtained through foreclosure) for the year of sale or (b) the aggregate tax basis of property sold during the year of sale is 10% or less of the aggregate tax basis of all of the Trust’s assets as of the beginning of the taxable year or (c) the fair market value of the property sold during the year of sale is 10% or less of the aggregate fair market value of all of the Trust’s assets as of the beginning of the taxable year and in the case of (b) or (c), substantially all of the marketing and development expenditures with respect to the property sold are made through an independent contractor from whom the Trust derives no income. The sale of more than one property to one buyer as part of one transaction constitutes one sale for purposes of this “safe harbor.” The Trust intends to hold its properties, and CRLP intends to hold its properties, for investment with a view to long-term appreciation, to engage in the business of acquiring, developing, owning and operating properties, and to make occasional sales of properties as are consistent with our investment objectives. However, not all of the Trust’s sales will satisfy the “safe harbor” requirements described above. Furthermore, there are certain interpretive issues related to the application of the “safe harbor” that are not free from doubt under the federal income tax law. While we acquire and hold our properties with an investment objective and do not believe they constitute dealer property, we cannot provide any assurance that the IRS might not contend that one or more of these sales are subject to the 100% penalty tax or that the IRS would not challenge our interpretation of, or any reliance on, the “safe harbor” provisions.
          In addition, any net taxable income earned directly by the Trust’s taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from the Trust’s taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. The Trust has elected to treat CPSI as a taxable REIT subsidiary, and it may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of the Trust’s income even though as a REIT it is not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. To the extent that the Trust and its affiliates are required to pay federal, state and local taxes, the Trust will have less cash available for distributions to the Trust’s shareholders.
          REIT Distribution requirements may increase our indebtedness.
          The Trust may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. In such event, or upon the Trust’s repayment of principal on debt, it could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements.
          Tax elections regarding distributions may impact our future liquidity.
          Under certain circumstances, the Trust may make a tax election to treat future distributions to shareholders as distributions in the current year. This election may allow the Trust to avoid increasing its dividends or paying additional income taxes in the current year. However, this could result in a constraint on the Trust’s ability to decrease its dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability.

          We may in the future choose to pay dividends in our own common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.
          We may in the future distribute taxable dividends that are payable partly in cash and partly in our common shares. Under existing IRS guidance with respect to taxable years ending on or before December 31, 2011, up to 90% of such a dividend could be payable in our common shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes, regardless of whether such shareholder receives cash, REIT shares or a combination of cash and REIT shares. As a result, a shareholder may be required to pay income tax with respect to such dividends in excess of the cash received. If a shareholder sells the REIT shares it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, if the market value of our shares decreases following the distribution. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to dividends paid in our common shares. In addition, if a significant number of our shareholders determine to sell shares of our common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.
Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
General
          As of December 31, 2009, our consolidated real estate portfolio consisted of 114 consolidated operating properties. In addition, we maintain non-controlling partial interests ranging from 10% to 20% in an additional 42 properties held through unconsolidated joint ventures. These 156 properties, including consolidated and unconsolidated properties, are located in 10 states in the Sunbelt region of the United States.
Multifamily Properties
          Our multifamily segment is comprised of 111 multifamily apartment communities, including those properties in lease-up, including 105 consolidated properties, of which 104 are wholly-owned and one is partially-owned and six properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of 33,524 garden-style apartments and range in size from 80 to 586 units. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s) and/or a playground. We manage all of the multifamily properties.
          The following table sets forth certain additional information relating to the consolidated multifamily properties as of and for the year ended December 31, 2009.

Consolidated Multifamily Properties

						Average
			Number	Approximate		Rental
		Year	of	Rentable Area	Percent	Rate
Consolidated Multifamily Property (1)	Location	Completed (2)	Units (3)	(Square Feet)	Occupied	Per Unit (4)
Alabama:
CG at Liberty Park	Birmingham	2000	300	338,684	96.7%	$939
CV at Inverness II & III	Birmingham	1986/1987/1990/1997	586	508,472	93.0%	604
CV at Trussville	Birmingham	1996	376	410,340	93.9%	716
CV at Cypress Village	Gulf Shores	2008	96	205,992	93.8%	1,138
CG at Edgewater I	Huntsville	1990/1999	500	542,892	97.6%	709
CG at Madison	Huntsville	2000	336	354,592	97.3%	809
CV at Ashford Place	Mobile	1983	168	145,600	98.2%	609
CV at Huntleigh Woods	Mobile	1978	233	198,861	94.8%	547

Subtotal — Alabama			2,595	2,705,433	95.5%	721

Arizona:
CG at Inverness Commons	Scottsdale	2002	300	305,904	80.7%	746
CG at OldTown Scottsdale North	Scottsdale	1995	208	205,984	90.9%	822
CG at OldTown Scottsdale South	Scottsdale	1994	264	264,728	91.3%	858
CG at Scottsdale	Scottsdale	1999	180	201,569	95.0%	959

Subtotal — Arizona			952	978,185	88.6%	834

Florida:
CG at Heather Glen	Orlando	2000	448	523,228	96.2%	942
CG at Heathrow	Orlando	1997	312	353,040	93.6%	909
CG at Town Park Reserve	Orlando	2004	80	77,416	98.8%	1,063
CG at Town Park(Lake Mary)	Orlando	2002	456	535,340	96.9%	964
CV at Twin Lakes	Orlando	2004	460	417,808	96.3%	819
CG at Lakewood Ranch	Sarasota	1999	288	301,656	100.0%	944
CG at Seven Oaks	Tampa	2004	318	301,684	96.9%	857

Subtotal — Florida			2,362	2,510,172	96.7%	911

Georgia:
CG at Barrett Creek	Atlanta	1999	332	309,962	95.5%	761
CG at Berkeley Lake	Atlanta	1998	180	244,217	97.2%	896
CG at McDaniel Farm	Atlanta	1997	425	450,696	96.7%	753
CG at McGinnis Ferry	Atlanta	1997	434	509,455	93.8%	833
CG at Mount Vernon	Atlanta	1997	213	257,180	96.7%	1,011
CG at Pleasant Hill	Atlanta	1996	502	501,816	95.2%	733
CG at River Oaks	Atlanta	1992	216	276,208	97.2%	826
CG at River Plantation	Atlanta	1994	232	310,364	94.4%	848
CG at Shiloh	Atlanta	2002	498	533,243	95.0%	795
CG at Sugarloaf	Atlanta	2002	250	328,558	94.0%	846
CG at Godley Station I	Savannah	2005	312	337,344	97.1%	806
CG at Hammocks	Savannah	1997	308	323,844	97.1%	936
CV at Godley Lake	Savannah	2008	288	269,504	97.6%	836
CV at Greentree	Savannah	1984	194	165,216	95.4%	695
CV at Huntington	Savannah	1986	147	121,112	96.6%	752
CV at Marsh Cove	Savannah	1983	188	197,200	100.0%	779

Subtotal — Georgia			4,719	5,135,919	96.0%	812

Nevada:
CG at Desert Vista (5)	Las Vegas	2008	380	338,288	LU	—

Subtotal — Nevada			380	338,288	—	—

North Carolina:
CV at Pinnacle Ridge	Asheville	1948/1985	166	146,856	98.8%	714
CG at Ayrsley	Charlotte	2008	368	371,652	94.6%	821
CG at Beverly Crest	Charlotte	1996	300	278,685	95.0%	710
CG at Huntersville	Charlotte	2008	250	247,908	98.8%	787
CG at Legacy Park	Charlotte	2001	288	300,768	95.8%	732
CG at Mallard Creek	Charlotte	2004	252	232,646	99.6%	774
CG at Mallard Lake	Charlotte	1998	302	300,806	98.0%	738
CG at Matthews Commons	Charlotte	2008	216	203,280	96.3%	785
CG at University Center	Charlotte	2006	156	167,051	98.1%	735
CV at Chancellor Park	Charlotte	1996	340	326,560	95.6%	683
CV at Charleston Place	Charlotte	1986	214	172,405	94.4%	552
CV at Greystone	Charlotte	1998/2000	408	386,988	81.4%	629
CV at Matthews	Charlotte	1990	270	255,712	92.6%	742
CV at Meadow Creek	Charlotte	1984	250	230,430	95.2%	598
CV at South Tryon	Charlotte	2002	216	236,088	93.1%	681
CV at Stone Point	Charlotte	1986	192	172,992	92.7%	650
CV at Timber Crest	Charlotte	2000	282	273,408	94.0%	640
Enclave	Charlotte	2008	85	108,345	94.1%	1,456
Heatherwood	Charlotte	1980	476	438,563	78.6%	594
Autumn Park I & II	Greensboro	2001/2004	402	403,776	93.5%	717
CG at Arringdon	Raleigh	2003	320	311,200	94.7%	762
CG at Crabtree Valley	Raleigh	1997	210	209,670	91.4%	716
CG at Patterson Place	Raleigh	1997	252	236,756	96.8%	787
CG at Trinity Commons	Raleigh	2000/2002	462	484,404	93.9%	748
CV at Deerfield	Raleigh	1985	204	198,180	98.5%	727
CV at Highland Hills	Raleigh	1987	250	262,639	91.6%	728
CV at Woodlake	Raleigh	1996	266	255,124	92.1%	667
CG at Wilmington	Wilmington	1998/2002	390	355,896	98.7%	675
CV at Mill Creek	Winston-Salem	1984	220	209,680	91.8%	563
Glen Eagles I & II	Winston-Salem	1990/2000	310	312,320	88.1%	635

Subtotal — North Carolina			8,317	8,090,788	93.3%	707

						Average
			Number	Approximate		Rental
		Year	of	Rentable Area	Percent	Rate
Consolidated Multifamily Property (1)	Location	Completed (2)	Units (3)	(Square Feet)	Occupied	Per Unit (4)
South Carolina:
CG at Cypress Cove	Charleston	2001	264	303,996	98.1%	859
CG at Quarterdeck	Charleston	1987	230	218,880	95.2%	830
CV at Hampton Pointe	Charleston	1986	304	314,600	96.1%	726
CV at Waters Edge	Charleston	1985	204	187,640	99.5%	644
CV at Westchase	Charleston	1985	352	258,170	99.4%	613
CV at Windsor Place	Charleston	1985	224	213,440	98.2%	656

Subtotal — South Carolina			1,578	1,496,726	97.8%	718

Tennessee:
CG at Bellevue	Nashville	1996	349	344,954	96.6%	878

Subtotal — Tennessee			349	344,954	96.6%	878

Texas:
Ashton Oaks	Austin	2008	362	307,514	93.9%	757
CG at Onion Creek	Austin	2008	300	312,520	99.0%	930
CG at Round Rock	Austin	2006	422	429,645	95.3%	792
CG at Silverado	Austin	2004	238	239,668	94.1%	761
CG at Silverado Reserve	Austin	2006	256	266,146	96.9%	835
CV at Canyon Hills	Austin	1996	229	183,056	95.2%	702
CV at Quarry Oaks	Austin	1996	533	469,899	94.2%	694
CV at Sierra Vista	Austin	1999	232	205,604	97.8%	674
CG at Canyon Creek (6)	Austin	2007	336	348,960	92.0%	811
Brookfield	Dallas/Fort Worth	1984	232	165,672	90.9%	564
CG at Valley Ranch	Dallas/Fort Worth	1997	396	462,104	98.2%	1,011
CV at Main Park	Dallas/Fort Worth	1984	192	180,258	97.4%	755
CV at Oakbend	Dallas/Fort Worth	1996	426	382,751	85.7%	747
CV at Vista Ridge	Dallas/Fort Worth	1985	300	237,468	97.0%	584
Paces Cove	Dallas/Fort Worth	1982	328	219,726	95.1%	501
Remington Hills	Dallas/Fort Worth	1984	362	346,592	90.6%	744
Summer Tree	Dallas/Fort Worth	1980	232	136,272	94.0%	495
CG at Bear Creek	Dallas/Fort Worth	1998	436	395,137	92.2%	834
CV at Grapevine I & II	Dallas/Fort Worth	1985	450	387,244	92.9%	702
CV at North Arlington	Dallas/Fort Worth	1985	240	190,540	93.3%	591
CV at Shoal Creek	Dallas/Fort Worth	1996	408	381,756	93.6%	794
CV at Willow Creek	Dallas/Fort Worth	1996	478	426,764	94.1%	769

Subtotal — Texas			7,388	6,675,296	94.0%	741

Virginia:
Autumn Hill	Charlottesville	1970	425	369,664	91.5%	739
CV at Harbour Club	Norfolk	1988	213	193,163	91.1%	818
CV at Tradewinds	Norfolk	1988	284	279,884	92.6%	817
Ashley Park	Richmond	1988	272	194,464	100.0%	691
CR at West Franklin	Richmond	1964/1965	332	169,854	93.4%	763
CV at Chase Gayton	Richmond	1984	328	311,266	98.8%	805
CV at Hampton Glen	Richmond	1986	232	177,760	98.7%	805
CV at Waterford	Richmond	1989	312	288,840	100.0%	833
CV at West End	Richmond	1987	224	156,332	100.0%	737
CV at Greenbrier	Washington DC	1980	258	217,245	100.0%	868

Subtotal — Virginia			2,880	2,358,472	96.4%	785

TOTAL			31,520	30,634,233	94.7%	$761

(1)	All properties are 100% owned by us, including the one property that is in lease-up. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Represents year initially completed or, where applicable, year(s) in which additional phases were completed at the property.

(3)	Units (in this table only) refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2009.

(4)	Represents weighted average rental rate per unit of the 105 consolidated multifamily properties, excluding the one property in lease-up, at December 31, 2009.

(5)	This property is currently in lease-up and is not included in the Percent Occupied and Average Rental Rate per Unit Totals.

(6)	During the third quarter 2009, the Company contributed preferred equity to the joint venture thus resulting in consolidation of the property.

          The following table sets forth certain additional information relating to the unconsolidated multifamily properties as of and for the year ended December 31, 2009.
Unconsolidated Multifamily Properties

						Average
			Number	Approximate		Rental
		Year	of	Rentable Area	Percent	Rate
Unconsolidated Multifamily Property (1)	Location	Completed (2)	Units (3)	(Square Feet)	Occupied	Per Unit (4)
Alabama:
The Grove at Riverchase	Birmingham	1996	345	327,223	94.2%	740
CG at Traditions	Gulf Shores	2007	324	321,744	94.8%	546

Subtotal — Alabama			669	648,967	94.5%	646

Georgia:
CG at Huntcliff	Atlanta	1997	358	364,633	95.0%	841

Subtotal — Georgia			358	364,633	95.0%	841

North Carolina:
CG at Research Park (Durham)	Raleigh	2002	370	377,050	93.0%	766
CV at Cary	Raleigh	1995	319	400,127	93.4%	835

Subtotal — North Carolina			689	777,177	93.2%	798

Texas:
Belterra	Fort Worth	2006	288	278,292	93.4%	847

Subtotal — Texas			288	278,292	93.4%	847

TOTAL			2,004	2,069,069	94.0%	$762

(1)	We hold between a 10% — 20% non-controlling interest in the unconsolidated joint venture that owns these properties. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Represents year initially completed or, where applicable, year(s) in which additional phases were completed at the property.

(3)	For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2009.

(4)	Represents weighted average rental rate per unit of the six unconsolidated multifamily properties not in lease-up at December 31, 2009.
          The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our consolidated multifamily properties:

			Average Base
	Number	Percent	Rental Rate
Year-End	of Units	Leased (1)	Per Unit (1)
December 31, 2009	31,520	94.7%	$761
December 31, 2008	30,353	94.1%	784
December 31, 2007	30,371	96.0%	880
December 31, 2006	32,715	95.5%	851
December 31, 2005	34,272	95.3%	817

(1)	Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period (excluding one property in lease-up at December 31, 2009).
          The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our unconsolidated multifamily properties:

			Average Base
	Number	Percent	Rental Rate
Year-End	of Units	Leased (1)	Per Unit (1)
December 31, 2009	2,004	94.0%	$762
December 31, 2008	4,246	92.3%	800
December 31, 2007	5,943	96.1%	803
December 31, 2006	5,396	94.6%	746
December 31, 2005	10,065	95.1%	666

(1)	Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period.

For-Sale Residential
          As of December 31, 2009, we had three consolidated for-sale developments, including one lot development. During 2009, the Company sold the remaining units in three of the for-sale developments. As of December 31, 2009, we had approximately $22.3 million of capital cost, net of $26.6 million of non-cash impairment charges (based on book value, including pre-development and land costs) invested in these three consolidated projects. See Note 6 – “For-Sale Activities” in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional discussion.
Commercial Properties
          Our commercial segment is comprised of 45 properties, consisting of nine wholly-owned consolidated properties and 36 properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of approximately 12.8 million net rentable square feet. The commercial properties range in size from approximately 38,000 square feet to 922,000 square feet. All of the commercial properties are managed by us, except Parkway Place and Metropolitan Midtown — Retail, which are managed by other affiliated third parties.
          The following table sets forth certain additional information relating to our consolidated commercial properties as of and for the year ended December 31, 2009:
Consolidated Commercial Properties

							Average Base
			Net Rentable	Anchor		Total	Rent Per
		Year	Area	Owned	Percent	Annualized	Leased
Consolidated Commercial Properties (1)	Location	Completed (2)	Square Feet (3)	Square Feet (4)	Leased (5)	Base Rent (6)	Square Foot (7)
Alabama:
Brookwood Village Center (8)	Birmingham	1974	4,708	n/a	100.0%	$83,528	$17.74
Colonial Brookwood Village	Birmingham	1973/91/00	604,606	231,953	93.1%	4,750,793	27.95
Colonial Promenade Tannehill	Birmingham	2008	432,717	127,000	94.7%	1,554,986	20.43
Colonial Promenade Alabaster	Birmingham	2005	685,326	392,868	98.6%	1,217,355	19.46
Colonial Center Brookwood Village	Birmingham	2007	169,965	n/a	100.0%	4,960,195	29.18

Subtotal-Alabama			1,897,322	751,821	96.0%	12,566,857	26.00

Georgia:
Three Ravinia	Atlanta	1991	813,145	n/a	84.1%	18,139,633	27.10

Subtotal-Georgia			813,145		84.1%	18,139,633	27.10

Florida:
Colonial Center Town Park 400	Orlando	2008	175,674	n/a	34.1%	1,220,163	23.50

Subtotal-Florida			175,674		34.1%	1,220,163	23.50

North Carolina:
Metropolitan Midtown Retail	Charlotte	2008	172,129	n/a	75.9%	655,007	33.04
Metropolitan Midtown Office	Charlotte	2008	170,401	n/a	77.0%	3,799,208	28.94

Subtotal-North Carolina			342,530		76.5%	4,454,215	29.48

TOTAL			3,228,671	751,821	82.2%	$36,380,868	$26.84

(1)	At December 31, 2009, the nine properties listed above are 100% owned by us.

(2)	Represents year initially completed or, where applicable, the most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Net Rentable Area for Retail properties includes leasable area and space owned by anchor tenants.

(4)	Represents space owned by anchor tenants.

(5)	Percent leased excludes anchor-owned space.

(6)	Total Annualized Base Rent includes all base rents at our wholly-owned properties for leases in place at December 31, 2009.

(7)	Average Base Rent per Leased Square Foot excludes Retail anchor tenants over 10,000 square feet.

(8)	This property includes an aggregate of 88,158 square-feet. However, only 4,708 square-feet is currently being leased due to redevelopment plans.
     The following table sets forth certain additional information relating to the unconsolidated commercial properties as of and for the year ended December 31, 2009.

Unconsolidated Commercial Properties

							Average Base
			Net Rentable	Anchor		Total	Rent Per
		Year	Area	Owned	Percent	Annualized	Leased
Unconsolidated Commercial Properties (1)	Location	Completed (2)	Square Feet (3)	Square Feet (4)	Leased (5)	Base Rent (6)	Square Foot (7)
Alabama:
Colonial Pinnacle Tutwiler II	Birmingham	2007	65,000	n/a	100.0%	$899,761	$13.84
Colonial Promenade Alabaster II	Birmingham	2007	355,269	225,921	97.6%	943,127	21.14
Colonial Promenade Hoover	Birmingham	2002	380,632	215,766	92.4%	1,165,209	18.32
Colonial Shoppes Colonnade	Birmingham	1989/2005	125,462	n/a	86.9%	1,446,187	18.34
Colonial Center Blue Lake	Birmingham	1982-2005	166,590	n/a	80.8%	2,615,459	22.03
Colonial Center Colonnade	Birmingham	1989/99	419,387	n/a	92.9%	8,520,995	22.01
Riverchase Center	Birmingham	1985	306,143	n/a	92.1%	2,862,453	10.71
Land Title Bldg.	Birmingham	1975	29,987	n/a	100.0%	411,087	13.71
International Park	Birmingham	1987/99	210,984	n/a	92.9%	3,871,520	20.41
Independence Plaza	Birmingham	1979-2000	106,216	n/a	98.4%	2,008,364	19.27
Colonial Plaza	Birmingham	1999	170,850	n/a	91.6%	2,726,164	18.58
Parkway Place	Huntsville	1999	623,436	348,164	90.7%	5,548,908	28.96
Colonial Center Lakeside	Huntsville	1989/90	122,162	n/a	100.0%	2,143,001	17.54
Colonial Center Research Park	Huntsville	1999	133,750	n/a	100.0%	2,450,958	18.54
Colonial Center Research Place	Huntsville	1979/84/88	274,657	n/a	100.0%	3,865,546	14.07
DRS Building	Huntsville	1972/86/90/03	215,485	n/a	100.0%	1,923,432	8.93
Regions Center	Huntsville	1990	154,297	n/a	95.1%	2,780,901	19.65
Perimeter Corporate Park	Huntsville	1986/89	234,597	n/a	94.3%	3,653,637	18.57
Progress Center	Huntsville	1987/89	221,992	n/a	96.8%	2,751,355	12.81
Research Park Office Center	Huntsville	1998/99	236,453	n/a	99.5%	3,009,943	12.79
Northrop Grumman	Huntsville	2007	110,275	n/a	100.0%	1,517,466	13.76
Colonial Promenade Madison	Madison	2000	110,655	n/a	95.4%	369,981	14.91

Subtotal-Alabama			4,774,279	789,851	94.2%	57,485,454	17.20

Florida:
Colonial Promenade TownPark	Orlando	2005	198,421	n/a	90.8%	1,901,102	25.14
901 Maitland Center Orlando		1985	158,327	n/a	73.2%	2,247,807	19.53
Colonial Center at TownPark	Orlando	2001	657,844	n/a	92.3%	13,073,541	21.76
Colonial Center Heathrow	Orlando	1988/96/97/98/99/2000/2001	922,266	n/a	86.4%	15,738,755	19.87
Colonial TownPark Office	Orlando	2004	37,970	n/a	71.5%	662,020	24.40
Colonial Center at Bayside	Tampa	1988/94/97	212,896	n/a	66.3%	2,747,730	19.80
Colonial Place I & II	Tampa	1984/1986	371,478	n/a	81.8%	7,656,966	25.46
Concourse Center	Tampa	1982-2005/1983-2003/1984	294,369	n/a	78.7%	4,666,041	20.25

Subtotal-Florida			2,853,571		84.2%	48,693,962	21.35

Georgia:
The Peachtree	Atlanta	1989	316,635	n/a	89.9%	6,810,709	24.58

Subtotal-Georgia			316,635		89.9%	6,810,709	24.58

North Carolina:
Esplanade	Charlotte	1981/2007	202,810	n/a	84.2%	3,066,678	19.76

Subtotal-North Carolina			202,810		84.2%	3,066,678	19.76

Tennessee:
Colonial Pinnacle Turkey Creek	Knoxville	2005	485,569	n/a	95.0%	3,880,544	23.41
Colonial Pinnacle Turkey Creek III	Knoxville (8)	2009	165,858	n/a	LU
Colonial Promenade Smyrna	Smyrna	2008	415,835	267,502	96.6%	1,480,206	20.39

Subtotal-Tennessee			1,067,262	267,502	95.4%	5,360,750	22.49

Texas:
Research Park Plaza III and IV	Austin	2001	357,689	n/a	81.5%	6,275,125	21.95

Subtotal-Texas			357,689		81.5%	6,275,125	21.95

TOTAL			9,572,246	1,057,353	89.9%	$127,692,678	$19.42

(1)	We hold between a 5% -50% noncontrolling interests in the unconsolidated joint ventures that own these properties.

(2)	Represents year initially completed or, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Net Rentable Area for Retail properties includes leasable area and space owned by anchor tenants.

(4)	Represents space owned by anchor tenants.

(5)	Percent leased excludes anchor-owned space.

(6)	Total Annualized Base Rent includes all base rents at our partially-owned properties for leases in place at December 31, 2009.

(7)	Average Base Rent per Leased Square Foot excludes Retail anchor tenants over 10,000 square feet.

(8)	This property is currently in lease-up and is not included in the Percent Leased and Average Base Rent per Leased Square Foot property totals.

          The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2009, for our consolidated commercial properties:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)(2)	Expiring Leases (1)

2010	17	32,596	$761,145	2.2%
2011	25	125,136	2,398,290	6.8%
2012	24	100,414	2,216,172	6.3%
2013	27	120,059	2,566,021	7.3%
2014	15	69,000	1,141,131	3.2%
2015	18	200,056	3,583,885	10.1%
Thereafter	51	1,291,741	22,672,974	64.2%

	177	1,939,002	$35,339,618	100.0%

(1)	Excludes approximately 537,848 square feet of space not leased as of December 31, 2009.

(2)	Annualized base rent is calculated using base rents as of December 31, 2009.
          The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2009, for our unconsolidated commercial properties:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)(2)	Expiring Leases (1)

2010	133	737,247	$14,014,925	10.2%
2011	148	1,103,520	21,064,222	15.3%
2012	143	1,613,580	31,759,928	23.1%
2013	118	837,375	16,035,899	11.7%
2014	65	475,343	9,253,828	6.7%
2015	38	707,380	10,059,807	7.3%
Thereafter	138	1,947,293	35,337,038	25.7%

	783	7,421,738	$137,525,647	100.0%

(1)	Excludes approximately 1,093,155 square feet of space not leased as of December 31, 2009.

(2)	Annualized base rent is calculated using base rents as of December 31, 2009.
          The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our consolidated commercial properties:

			Average Base
	Rentable Area	Total	Rent Per Leased
Year-End	(Square Feet)	Percent Leased (1)	Square Foot (1) (2)
December 31, 2009	3,228,671	89.9%	$26.88
December 31, 2008	2,270,880	96.8%	24.87
December 31, 2007	1,249,000	95.4%	22.49
December 31, 2006	13,805,300	93.9%	17.70
December 31, 2005	16,295,300	92.0%	18.27

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot is calculated excluding two properties in lease-up at December 31, 2009.

(2)	Average Base Rent per Leased Square Foot excludes retail anchor tenants over 10,000 square feet.

          The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our unconsolidated commercial properties:

			Average Base
	Rentable Area	Total	Rent Per Leased
Year-End	(Square Feet)	Percent Leased (1)	Square Foot (1) (2)
December 31, 2009	9,572,246	89.9%	$19.42
December 31, 2008	21,842,150	89.5%	19.82
December 31, 2007	25,380,000	91.4%	19.23
December 31, 2006	15,859,700	90.4%	19.27
December 31, 2005	16,657,700	88.5%	17.52

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot is calculated excluding one property in lease-up at December 31, 2009.

(2)	Average Base Rent per Leased Square Foot excludes Retail anchor tenants over 10,000 square feet.
Undeveloped Land
          We currently own various parcels of land that are held for future developments. Land adjacent to multifamily properties typically would be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at office and retail properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings and expansion of shopping centers, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers. However, as previously discussed, we have postponed future development activities (including previously identified future development projects) and conversion projects in the near term and we have decided to accelerate plans to dispose of our for-sale residential assets and land held for future for-sale residential and mixed-use developments.
Property Markets
          The table below sets forth certain information with respect to the geographic concentration of our consolidated properties as of December 31, 2009.
Geographic Concentration of Consolidated Properties

	Units (Multifamily)
State	(1)	NRA (2)

Alabama	2,595	2,649,143
Arizona	952	—
Florida	2,362	175,674
Georgia	4,719	813,145
Nevada	380	—
North Carolina	8,317	342,530
South Carolina	1,578	—
Tennessee	349	—
Texas	7,388	—
Virginia	2,880	—

Total	31,520	3,980,492

(1)	Units (in this table only) refer to multifamily apartment units.

(2)	NRA refers to net rentable area of commercial space, which includes gross leasable area and space owned by anchor tenants.
          Our primary markets are Birmingham, Alabama; Orlando, Florida; Atlanta and Savannah, Georgia; Charlotte and Raleigh, North Carolina; Austin and Dallas/Fort Worth, Texas; and Richmond, Virginia. We believe that our markets in these states are characterized by stable and increasing populations. However, as a result of the downturn in the U.S. economy, the markets in which our properties are located have experienced reduced spending, falling home prices and high unemployment. Although the weakening economy and high unemployment in the U.S., together with the downturn in the overall U.S. housing market have resulted in increased supply and led to deterioration in the multifamily market generally, we believe that in the long run these markets should continue to provide a steady demand for multifamily and commercial properties.
Mortgage Financing
          As of December 31, 2009, we had approximately $1.7 billion of collateralized and unsecured indebtedness outstanding with a weighted average interest rate of 5.1% and a weighted average maturity of 5.7 years. Of this amount, approximately $624.7 million was collateralized mortgage financing and $1.1 billion was unsecured debt. Our mortgaged indebtedness was collateralized by 33 of our consolidated properties and carried a weighted average interest rate of 5.7% and a weighted average maturity of 9.1 years. The following table sets forth our collateralized and unsecured indebtedness in more detail.
(dollars in thousands)

				Anticipated
			Principal	Annual Debt
	Interest		Balance (as of	Service (1/1/10 -	Maturity	Balance Due
Property (1)	Rate		12/31/09)	12/31/10)	Date	on Maturity
Multifamily Properties
CG at Canyon Creek	5.640%		$15,569	$878	09/14/19	$15,569
CG at Arringdon (2)	6.040%		18,104	1,093	02/27/19	18,104
CG at Barrett Creek (3)	5.310%		18,378	976	06/01/19	18,378
CG at Bear Creek (2)	6.040%		22,567	1,363	02/27/19	22,568
CG at Beverly Crest (2)	6.040%		14,521	877	02/27/19	14,521
CG at Crabtree Valley (2)	6.040%		9,869	596	02/27/19	9,869
CG at Edgewater I (3)	5.310%		26,456	1,405	06/01/19	26,456
CG at Godley Station	5.550%		17,149	952	06/01/25	17,149
CG at Heathrow (2)	6.040%		19,299	1,166	02/27/19	19,299
CG at Huntersville (3)	5.310%		14,165	752	06/01/19	14,165
CG at Liberty Park (2)	6.040%		16,702	1,009	02/27/19	16,703
CG at Madison (3)	5.310%		21,473	1,140	06/01/19	21,473
CG at Mallard Creek (2)	6.040%		14,647	885	02/27/19	14,647
CG at Mallard Lake (2)	6.040%		16,533	999	02/27/19	16,533
CG at McGinnis Ferry (2)	6.040%		23,888	1,443	02/27/19	2,388
CG at Mount Vernon (2)	6.040%		14,364	868	02/27/19	14,364
CG at Patterson Place (2)	6.040%		14,395	869	02/27/19	14,396
CG at River Oaks (3)	5.310%		11,147	592	06/01/19	11,147
CG at Round Rock (2)	6.040%		22,945	1,386	02/27/19	22,945
CG at Seven Oaks (3)	5.310%		19,774	1,050	06/01/19	19,774
CG at Shiloh (2)	6.040%		28,540	1,724	02/27/19	28,540
CG at Town Park (Lake Mary) (3)	5.310%		31,434	1,669	06/01/19	31,434
CG at Trinity Commons	5.430%		30,500	1,656	04/01/18	30,500
CG at Wilmington	5.380%		27,100	1,458	04/01/15	27,100
CV at Greystone (3)	5.310%		13,532	719	06/01/19	13,532
CV at Matthews	5.800%		14,700	853	03/29/16	14,700
CV at Oakbend (2)	6.040%		20,305	1,225	02/27/19	20,305
CV at Quarry Oaks (2)	6.040%		25,145	1,519	02/27/19	25,145
CV at Shoal Creek (2)	6.040%		21,373	1,291	02/27/19	21,373
CV at Sierra Vista (2)	6.040%		10,215	617	02/27/19	10,215
CV at Timber Crest	3.150	%(4)	13,371	421	08/15/15	13,371
CV at West End (2)	6.040%		11,818	714	02/27/19	11,818
CV at Willow Creek (2)	6.040%		24,768	1,496	02/27/19	24,768
Other debt:
Unsecured Credit Facility (5)	1.280	%(4)	310,546	3,978	06/15/12	310,546
Medium Term Notes (6)	8.800%		20,000	147	02/01/10	20,000
Medium Term Notes	8.800%		10,000	880	03/15/10	10,000
Medium Term Notes	8.050%		10,000	805	12/27/10	10,000
Medium Term Notes	8.080%		10,000	808	12/24/10	10,000
Senior Unsecured Notes	6.875%		79,726	5,485	08/15/12	79,726
Senior Unsecured Notes	6.150%		99,437	6,115	04/15/13	99,437
Senior Unsecured Notes	4.800%		57,085	2,740	04/01/11	57,085
Senior Unsecured Notes	6.250%		200,229	12,514	06/15/14	200,229
Senior Unsecured Notes (6)	4.750%		4,204	17	02/01/10	4,204
Senior Unsecured Notes	5.500%		193,333	10,633	10/01/15	193,333
Senior Unsecured Notes	6.050%		95,037	5,750	09/01/16	95,037

TOTAL CONSOLIDATED DEBT	5.094%		$1,714,343	$85,533		$1,692,846

Footnotes on following page

(1)	Certain of the properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	These properties are cross-collateralized under the same secured credit facility and bear a weighted average interest rate of 6.04%.

(3)	These properties are cross-collateralized under the same secured credit facility and bear a weighted average interest rate of 5.31%.

(4)	Represents variable rate debt.

(5)	This unsecured credit facility bears interest at a variable rate, based on LIBOR plus a spread of 105 basis points. The facility also includes a competitive bid feature that allows us to convert up to $337.5 million under the unsecured credit facility to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2009, we had no amounts outstanding under the competitive bid feature.

(6)	These notes matured subsequent to December 31, 2009, and thus were paid in full with borrowings from the Company’s unsecured credit facility.
          In addition to our consolidated debt, the majority of our unconsolidated joint venture properties are also subject to mortgage loans. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. Our pro-rata share of such indebtedness as of December 31, 2009 was $239.1 million. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace other outstanding joint venture indebtedness (which may also include, for example, property dispositions), which cooperation may include additional capital contributions from time to time. See Item 1A — “Risk Factors — Risks Associated with Our Operations — Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.”
          In addition, we have made certain guarantees in connection with our investment in unconsolidated joint ventures (see Note 19 — “Commitments, Contingencies, Guarantees and Other Arrangements” to our Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K).

Item 3.	Legal Proceedings.
          We are involved in various lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of these normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations. In addition, neither we nor any of our properties are presently subject to any material litigation arising out of the ordinary course of business. For additional information regarding legal disputes, see Note 19 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.
          No Matters were submitted to a vote of our shareholders during the fourth quarter of 2009.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
          The Trust’s common shares are traded on the NYSE under the symbol “CLP”. The following sets forth the high and low sale prices for the common shares for each quarter in the two-year period ended December 31, 2009, as reported by the New York Stock Exchange Composite Tape, and the distributions paid by us with respect to each such period.

	Calendar Period	High	Low	Distribution
2009:
	First Quarter	$9.09	$2.72	$0.25
	Second Quarter	$8.85	$3.57	$0.15
	Third Quarter	$11.43	$6.98	$0.15
	Fourth Quarter	$12.41	$9.72	$0.15

2008:
	First Quarter	$27.44	$19.46	$0.50
	Second Quarter	$26.35	$19.11	$0.50
	Third Quarter	$21.66	$16.70	$0.50
	Fourth Quarter	$18.84	$3.43	$0.25

          On February 24, 2010, the last reported sale price of the Trust’s common shares on the NYSE was $11.89. On February 8, 2010, the Trust had approximately 3,479 shareholders of record.
          There is no established public trading market for CRLP’s common units. The common unitholders of CRLP received quarterly distributions in same amounts as the common shareholders of the Trust (as set forth in the table above) during the two years ended December 31, 2009. On February 8, 2010, CRLP had 70 holders of record of common units and 8,153,899 common units outstanding, excluding the 66,769,120 common units owned by the Trust.
Issuance of Unregistered Equity Securities
          In November 2009, the Trust issued 23,000 common shares in exchange for common units of CRLP. In addition, in August 2009, the Trust issued 10,000 common shares in exchange for common units of CRLP. The units were tendered for redemption by limited partners of CRLP in accordance with the terms of CRLP’s Third Amended and Restated Agreement of Limited Partnership, as amended (the “CRLP Partnership Agreement”). These common shares were issued in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on an exchange ratio of one common share for each common unit of CRLP.
          The Trust from time to time issues common shares pursuant to its Direct Investment Program, its 2008 Omnibus Incentive Plan and its Employee Share Option and Restricted Share Plan (which expired during 2008), in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to the CRLP Partnership Agreement, each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended December 31, 2009, CRLP issued 39,260 common units to the Trust for direct investments and other issuances under these plans for an aggregate of approximately $0.4 million.
          During the quarter ended December 31, 2009, the Trust issued 12,109,500 common shares in the underwritten equity offering referenced in Item 7, which common shares are registered under the Act. Pursuant to the CRLP Partnership Agreement, CRLP issued to the Trust an equal number of units for the same price at which the common shares were sold, in a transaction that was not registered under the Act in reliance on Section 4(2) of the Act due to the fact that the units were issued only to the Trust and therefore, did not involve a public offering. Accordingly, during the quarter ended December 31, 2009, CRLP issued 12,109,500 common units to the Trust for shares issued under the Trust’s equity offering for an aggregate of approximately $115.0 million.
Dividend Policy
          The Trust intends to continue to declare quarterly distributions on the Trust’s common shares. In order to maintain its qualification as a REIT, the Trust must make annual distributions to shareholders of at least 90% of our taxable income. Future distributions will be declared and paid at the discretion of our Board of Trustees of the Trust and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board of Trustees of the Trust deem relevant. The Board of Trustees of the Trust reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.
          The CRLP partnership agreement requires CRLP to distribute at least quarterly 100% of our available cash (as defined in the partnership agreement) to holders of CRLP partnership units. Consistent with the partnership agreement, we intend to continue to distribute quarterly an amount of our available cash sufficient to enable the Trust to pay quarterly dividends to its shareholders in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code and to eliminate federal income and excise tax liability.

Issuer Purchases of Equity Securities
          A summary of our repurchases of the Trust’s common shares for the three months ended December 31, 2009 is as follows:

			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet be
	Total Number of Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans
October 1 – October 31, 2009	2,737	$11.37	—	—
November 1 – November 30, 2009	1,050	$10.47	—	—
December 1 – December 31, 2009	411	$11.57	—	—

Total	4,198	$11.16	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Stock Option Plan and Restricted Stock Plan and our 2008 Omnibus Incentive Plan.

Item 6.	Selected Financial Data.
          The following tables set forth selected financial and operating information on a historical basis for each of the five years ended December 31, 2009 for the Trust and CRLP. The following information should be read together with the consolidated financial statements of the Trust and CRLP and notes thereto included in Item 8 of this Form 10-K. Our historical results may not be indicative of future results due, among other things, to our strategic initiative of being a multifamily-focused REIT and our decision to accelerate the disposal of our for-sale residential assets and land held for future for-sale residential and mixed-use developments and to postpone future development activities (including previously identified future development projects) until we determine that the current economic environment has sufficiently improved, as discussed further under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy and Outlook.”
COLONIAL PROPERTIES TRUST
SELECTED FINANCIAL INFORMATION

(in thousands, except per share data)	2009	2008	2007	2006	2005

OPERATING DATA

Total revenue	$340,352	$343,567	$421,571	$464,440	$379,852
Expenses:
Depreciation and amortization	117,190	104,713	119,246	143,549	150,329
Impairment and other losses	10,390	93,100	44,129	1,600	—
Other operating	178,640	184,197	228,893	222,552	159,106
Income (loss) from operations	34,132	(38,443)	29,303	96,739	70,417
Interest expense	91,986	75,153	92,475	121,416	118,062
Interest income	1,446	2,776	8,359	7,754	4,354
Gains from sales of property	5,875	6,776	314,292	66,794	105,608
Gains (losses) on retirement of debt	56,427	15,951	(10,363)	(641)	—
Other income, net	7,134	13,145	27,295	40,127	4,431
Income (loss) from continuing operations	13,028	(74,948)	276,411	89,357	66,748
Income from discontinued operations	2,150	24,427	102,162	165,283	222,541
Dividends to preferred shareholders	8,142	8,773	13,439	20,902	22,391
Distributions to preferred unitholders	7,250	7,251	7,250	7,251	7,250

Net (loss) income available to common shareholders (1)	(509)	(55,429)	342,102	180,449	197,250

Per share — basic:
Income (loss) from continuing operations	$(0.06)	$(1.63)	$5.51	$1.06	$0.65
Income from discontinued operations	0.05	0.44	1.75	2.88	4.51

Net (loss) income per share — basic (2)	$(0.01)	$(1.19)	$7.26	$3.94	$5.16

Per share — diluted:
Income (loss) from continuing operations	$(0.06)	$(1.63)	$5.46	$1.05	$0.65
Income from discontinued operations	0.05	0.44	1.73	2.86	4.46

Net (loss) income per share — diluted (2)	$(0.01)	$(1.19)	$7.19	$3.91	$5.11

Dividends declared per common share (3)	$0.70	$1.75	$13.29	$2.72	$2.70

BALANCE SHEET DATA

Land, buildings and equipment, net	$2,755,644	$2,665,700	$2,394,589	$3,562,954	$3,888,932
Total assets	3,172,632	3,155,169	3,229,830	4,431,777	4,499,258
Total long-term liabilities	1,704,343	1,762,019	1,602,523	2,397,906	2,494,350
Redeemable preferred stock	4	4	5	6	26

OTHER DATA

Funds from operations (4) *	$129,409	$1,637	$101,192	$215,460	$177,931
Cash flow provided by (used in)
Operating activities	109,259	117,659	99,030	171,796	154,174
Investing activities	(167,131)	(167,497)	657,456	135,418	(310)
Financing activities	53,277	(34,010)	(751,100)	(250,182)	(133,974)
Total properties (at end of year)	156	192	200	223	261

Footnotes on following page

(1)	For 2008, includes a $116.9 million non-cash impairment charge attributable to certain of our for-sale residential properties, land held for future development and one retail development property.

(2)	All periods have been adjusted to reflect the adoption of ASC 260, Earnings per Share.

(3)	For 2007, includes a special distribution paid of $10.75 per share during the second quarter of 2007 as a result of our office and retail joint venture strategic transactions in which we sold 85% of our interests in 26 commercial assets into the DRA/CLP joint venture and 11 of our commercial assets into the OZRE joint venture. We disposed of our interests in these joint ventures in late 2009 (see Item 1 — Business — Dispositions).

(4)	Funds from Operations (FFO), as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before noncontrolling interest (determined in accordance with GAAP), excluding sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in the company’s industry. We believe that the line on its consolidated statements of operations entitled “net income available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to company management evaluating the operating performance of its reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to key employees. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (A) as an alternative to net income (determined in accordance with GAAP), (B) as an indicator of financial performance, (C) as cash flow from operating activities (determined in accordance with GAAP) or (D) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of the company’s needs, including our ability to make distributions.

*	Non-GAAP financial measure. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations” for reconciliation.

COLONIAL REALTY LIMITED PARTNERSHIP
SELECTED FINANCIAL INFORMATION

(in thousands, except per unit data)	2009	2008	2007	2006	2005

OPERATING DATA

Total revenue	$340,352	$343,567	$421,571	$464,440	$379,852
Expenses:
Depreciation and amortization	117,190	104,713	119,246	143,549	150,329
Impairment charges	10,390	93,100	44,129	1,600	—
Other operating	178,640	184,197	228,893	222,552	159,106
Income from operations	34,132	(38,443)	29,303	96,739	70,417
Interest expense	91,986	75,153	92,475	121,416	118,062
Interest income	1,446	2,776	7,591	7,754	4,354
Gains from sales of property	5,875	6,776	29,525	66,794	105,608
Other income, net	63,561	29,096	5,906	40,127	4,431
Income (loss) from continuing operations	13,028	(74,948)	(20,150)	89,357	66,748
Income from discontinued operations	2,150	24,427	102,162	130,844	222,106
Distributions to preferred unitholders	(15,392)	(16,024)	(20,689)	28,153	29,641

Net (loss) income available to common unitholders (1)	(591)	(66,654)	55,639	222,584	253,828

Per unit — basic:
(Loss) income from continuing operations	$(0.06)	$(1.63)	$(0.86)	$1.06	$0.65
Income from discontinued operations	0.05	0.44	1.74	2.88	4.51

Net (loss) income per unit — basic (2)	$(0.01)	$(1.19)	$0.88	$3.94	$5.16

Per unit — diluted:
(Loss) income from continuing operations	$(0.06)	$(1.63)	$(0.85)	$1.05	$0.65
Income from discontinued operations	0.05	0.44	1.73	2.86	4.46

Net (loss) income per unit — diluted (2)	$(0.01)	$(1.19)	$0.88	$3.91	$5.11

Distributions per unit (3)	$0.70	$1.75	$2.75	$2.72	$2.70

BALANCE SHEET DATA

Land, buildings and equipment, net	$2,755,643	$2,665,698	$2,394,587	$3,562,951	$3,888,927
Total assets	3,171,960	3,154,501	3,229,637	4,431,774	4,499,227
Total long-term liabilities	1,704,343	1,762,019	1,641,839	2,397,906	2,494,350

OTHER DATA
Total properties (at end of year)	156	192	200	223	261

(1)	For 2008, includes a $116.9 million non-cash impairment charge attributable to certain of our for-sale residential properties, land held for future development and one retail development property.

(2)	All periods have been adjusted in accordance with ASC 205-20, Discontinued Operations and to reflect the adoption of ASC 260, Earnings per Share.

(3)	Includes a special distribution paid of $0.21 per unit during the second quarter of 2007 as a result of our office and retail joint venture strategic transactions in which we sold 85% of our interests in 26 commercial assets into the DRA/CLP joint venture and 11 of our commercial assets into the OZRE joint venture. We disposed of our interests in these joint ventures in late 2009 (see Item 1 — Business — Dispositions).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust, or “the Trust”, and Colonial Realty Limited Partnership, or “CRLP”, of which the Trust is the sole general partner and in which the Trust owned an 89.1% limited partner interest as of December 31, 2009. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
          The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together, except as otherwise noted, with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in Item 8 of this Form 10-K.
General
          As of December 31, 2009, we owned or maintained a partial ownership in 111 multifamily apartment communities containing a total of 33,524 apartment units (including 105 consolidated properties, of which 104 are wholly-owned and one is partially-owned and six properties partially-owned through unconsolidated joint venture entities aggregating 31,520 and 2,004 units, respectively), 45 commercial properties (the “commercial properties”), containing a total of approximately 12.8 million square feet (consisting of nine wholly-owned consolidated properties and 36 properties partially-owned through unconsolidated joint-venture entities aggregating 3.2 million and 9.6 million square feet, respectively) and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, commercial properties and the land are referred to herein collectively as the “properties.” As of December 31, 2009, consolidated multifamily and commercial properties that had achieved stabilized occupancy (which occurs once a property has attained 93% physical occupancy) were 94.7% and 89.9% leased, respectively.
          The Trust is the direct general partner of, and as of December 31, 2009, held approximately 89.1% of the interests in, CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform the majority of our for-sale residential and condominium conversion activities through CPSI.
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
Business Strategy and Outlook
          Since mid-2008, we have experienced a global financial and economic crisis, which included, among other things, significant reductions and disruptions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or volatility in equity values worldwide and concerns that the weakening U.S. and worldwide economies could enter into a prolonged recessionary period. These circumstances have materially impacted liquidity in the financial markets making terms for certain financings less attractive, and in some cases, resulted in the unavailability of financing even for companies who were otherwise qualified to obtain financing. In addition, the weakening economy and mounting job losses in the U.S., and the slowdown in the overall U.S. housing market, resulting in increased supply, led to deterioration in the multifamily market. The turmoil in the credit and capital markets, high unemployment, the increased housing supply and our expectation that the economy would continue to remain weak caused us to recalibrate our business plan at the beginning of 2009.
          As a result of the economic decline, our focus for 2009 was on our outlined priorities of strengthening the balance sheet, improving liquidity, addressing our near term debt maturities, managing our existing properties and operating our portfolio efficiently, including reducing our overhead and postponing or phasing future development activities. We made significant progress in implementing this business strategy during 2009 as outlined below.

          Strengthening the Balance Sheet
          Despite a challenging transaction environment, we sold assets, including consolidated and unconsolidated assets, for aggregate proceeds of approximately $157.7 million during the year ended December 31, 2009, including the following significant transactions:
•	Colonial Promenade Fultondale, a retail asset that we developed, for $30.7 million (including $16.9 million of seller-financing), recognizing a gain of $4.5 million, net of income taxes;

•	Colonial Promenade Winter Haven, a retail asset, for $20.8 million, recognizing a gain of $1.7 million;

•	132 units at five of our for-sale residential communities for $38.8 million, which included the remaining units at three of the communities; and

•	The remaining 238 units at our condominium conversion projects for $16.9 million, which included the sale of Portofino at Jensen Beach and Murano at Delray Beach.
          During 2009, the Trust issued 4,802,971 common shares under its $50.0 million continuous equity offering program, at a weighted average issue price of $9.07 per share, raising net proceeds of approximately $42.6 million, after deducting commissions and other offering expenses payable by the Company. The proceeds from the offering were used to repay a portion of the outstanding balance under our unsecured revolving credit facility. Upon commencement of the public underwritten equity offering noted below, we terminated this program. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Company an equal number of units for the same price at which the common shares were sold. Accordingly, during 2009, CRLP issued 4,802,971 common units to the Trust, at a weighted average issue price of $9.07 per share, in connection with the continuous equity issuance program.
          In October 2009, the Trust completed an equity offering of 12,109,500 common shares, including shares issued to cover over-allotments, at $9.50 per share. Total net proceeds from this offering were approximately $109.8 million, after deducting the underwriting discount and other offering expenses payable by the Company. These proceeds were used to pay down a portion of the outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes. In accordance with the CRLP partnership agreement, CRLP issued 12,109,500 common units to the Trust, at $9.50 per unit, for the common shares issued by the Trust in the equity offering.
          In addition to the equity offerings discussed above, we also repurchased an aggregate of $774.2 million of outstanding unsecured senior notes of CRLP as more fully discussed under “Addressing Near-Term Maturities”.
          Improving Liquidity
          As the economic uncertainty continues, ensuring adequate liquidity remains critical. During the year ended December 31, 2009, we closed on a 10-year, $350.0 million collateralized facility, with a weighted-average fixed interest rate of 6.04%, and on an additional 10-year, $156.4 million collateralized facility, with a weighted-average fixed interest rate of 5.31%, both with Fannie Mae (NYSE: FNM). The proceeds from these facilities were used to repay a portion of the outstanding borrowings under our $675.0 million unsecured credit facility, as discussed further under “Liquidity and Capital Resources.”
          Beginning in the first quarter 2009, the Trust’s Board of Trustees declared a reduced quarterly cash dividend on the Trust’s common shares and the partnership units of CRLP of $0.15 per common share and per partnership unit, compared with $0.25 for the fourth quarter 2008. The $1.05 per share/unit reduction in the aggregate annual dividend amount from prior year has enabled us to retain approximately $80.0 million of cash.
          Additionally, in February 2010, the Trust’s Board of Trustees authorized management to issue up to $50 million of common shares of the Trust under a continuous equity issuance program, which we expect to put in place during the first quarter of 2010. These actions were intended to help us further improve our liquidity position, enhance our ability to take advantage of opportunities and help protect against uncertainties in the capital markets.
          Addressing Near-Term Maturities
          During the year ended December 31, 2009, we focused on addressing our near term maturities through repurchases of outstanding unsecured senior notes of CRLP as we continued to see significant discounts. Since inception of our repurchase efforts in 2008, which included a $550 million repurchase program announced during 2008, a $250 million tender offer and an additional $148.2 million tender offer, we have repurchased an aggregate of $774.2 million of outstanding unsecured senior notes, recognizing aggregate net gains of approximately $70.3 million. Of this amount, we repurchased $579.2 million in unsecured senior notes during the year ended December 31, 2009, at an average discount of 10.6% to par value, which represents an 8.1% yield to maturity and resulted in the recognition of net gains of $54.7 million. As a result of these repurchases, at December 31, 2009, we have only $44.2 million of unsecured notes maturing in 2010. In January 2010, the Trust’s Board of Trustees authorized a new $100 million unsecured notes repurchase program (the prior repurchase program expired at the end of 2009) and a new $25.0 million Series D preferred share repurchase program. We will continue to monitor the bond market in 2010 and take advantage of favorable conditions to repurchase outstanding CRLP notes and/or Trust preferred shares.
          In addition to our successful unsecured note repurchase program, we made significant progress in simplifying our business during the fourth quarter of 2009, which included addressing our unconsolidated debt maturities associated with certain joint ventures. During 2009, we exited seven of our joint ventures including 37 properties and eliminated $231.1 million of our pro-rata share of property-specific mortgage debt exposure. In particular, during the fourth quarter of 2009, we eliminated $191.1 million of near-term debt maturity exposure through the disposition of our 15% interest in the 17-asset DRA/CRT office joint venture with DRA Advisors LLC and through the disposition of our 17.1% interest in the 11-asset OZ/CLP Retail LLC joint venture. These joint venture dispositions not only helped us to address near-term debt maturities, but also reduced our overall leverage and further strengthened the balance sheet (See Note 9 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details).
          As of December 31, 2009, we had $364.5 million available on our unsecured credit facility, with $3-5 million in development spending remaining on active projects, no debt secured by consolidated properties maturing in 2010 and $68.9 million of joint venture debt maturing in 2010 (of which $5.9 million is available to be extended by the joint venture). Therefore, we believe, based on our current strategy, that we have adequate liquidity in order to address our capital needs through 2011, including the remaining $44.2 million of unsecured consolidated debt maturing in 2010.
          Reducing Overhead
          Since October 2008, we have aggressively cut overhead costs, primarily through the elimination of 177 employee positions (many of which were construction, development and leasing personnel). These actions resulted in us incurring $1.4 million and $1.0 million in termination benefits and severance related charges in 2009 and 2008, respectively. With the staff reductions in 2009, we have now reduced the size of our total workforce by more than 10% compared to the workforce size as of October 2008. With these reductions, we expect to generate approximately $20.7 million in annualized savings. Throughout 2010, we intend to continue focusing on controlling costs, which will, in turn, help preserve capital and improve liquidity.
          Postponing/Phasing Developments
          As previously disclosed, in January 2009, we decided to postpone/phase future development activities until we determined that the current economic environment had sufficiently improved. Our development expenditures for the year ended December 31, 2009 were $46.1 million, and we anticipate total expenditures for 2010 to be approximately $25 to $30 million. Expenditures for 2010 include completing one commercial development project and Phase I of the development at our Colonial Promenade Nord du Lac property. Postponing/phasing future development activities has helped us preserve capital during this uncertain economic environment.
          We believe that the steps that we have made to achieve our 2009 objectives have positioned us to be able to continue to work through this challenging economic environment. Looking ahead to 2010, we will continue to simplify the business by looking for opportunities to exit additional joint ventures. We expect that property level margins will continue to be under pressure for the majority of 2010, but we will look to improve our overall corporate operating margins through the disposition of our non-income producing assets and through controlling expenses. We will look to further strengthen the balance sheet and grow the Company through debt repurchases and the funding of new acquisitions through existing availability under our unsecured credit facility and the issuance of common equity.
          Executive Summary of Results of Operations
          The following discussion of results of operations should be read in conjunction with the Consolidated Statements of Operations of the Trust and CRLP and the Operating Results Summary included below.
          For the year ended December 31, 2009, the Trust reported a net loss to common shareholders of $0.5 million, compared with a net loss to common shareholders of $55.4 million for the comparable prior year period. For the year ended December 31, 2009, CRLP reported a net loss to common unitholders of $0.6 million, compared with a net loss to common unitholders of $66.7 million for the comparable prior year period.

          The principal factors that influenced our operating results for 2009 are as follows:
•	A weak economy and high unemployment in the U.S., as well as the downturn in the overall U.S. housing market, has resulted in increased supply and led to deterioration in the multifamily market. For 2009, we experienced greater rental rate pricing pressure, resulting in a $12.5 million decrease in minimum rent at our multifamily apartment communities that were stabilized during both periods. In addition, property operating expenses at these stabilized properties increased $6.8 million, including $3.7 million attributable to cable expenses associated with the ongoing rollout of our bulk cable program;

•	We recognized net gains of $54.7 million from the repurchase of $579.2 of unsecured senior notes at an average discount of 10.6% to par value;

•	We recognized $7.6 million of gains, net of income taxes, from the disposition of assets described above in our Business Strategy and Outlook section;

•	We recorded a $7.9 million income tax benefit as a result of the new net operating loss (“NOL”) carryback rules under the Worker, Homeownership and Business Assistance Act of 2009;

•	We recorded $12.4 million of impairment charges and other losses, which includes $10.3 million related to a reduction of the carrying value of certain of our for-sale residential assets, one retail development and certain land parcels, and $2.0 million related to the sale of the remaining units at two of our condominium conversion properties;

•	We recognized $1.4 million in restructuring charges related to the elimination of 72 employee positions during 2009; and

•	We recognized a $3.5 million charge related to our potential funding of a partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a property in which we have a 35% noncontrolling interest.
Additionally, our multifamily portfolio physical occupancy for consolidated properties was 94.7%, 94.1% and 96.0% for the years ended December 31, 2009, 2008 and 2007.
Operating Results Summary
          The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This information is presented to correspond with the manner in which we analyze our operating results.

(amounts in thousands)

	The Trust					CRLP
	For the Years Ended December 31,			Variance		For the Years Ended December 31,			Variance
	2009	2008	2007	2009 v 2008	2008 v 2007	2009	2008	2007	2009 v 2008	2008 v 2007
Revenues:
Rentals	$279,513	$276,388	$320,624	$3,125	$(44,236)	$279,513	$276,388	$320,624	$3,125	$(44,236)
Tenant recoveries	4,353	4,249	11,484	104	(7,235)	4,353	4,249	11,484	104	(7,235)
Other property related revenue	41,447	34,466	31,671	6,981	2,795	41,447	34,466	31,671	6,981	2,795
Construction revenues	36	10,137	38,448	(10,101)	(28,311)	36	10,137	38,448	(10,101)	(28,311)
Other non-property related revenues	15,003	18,327	19,344	(3,324)	(1,017)	15,003	18,327	19,344	(3,324)	(1,017)

Total revenue	340,352	343,567	421,571	(3,215)	(78,004)	340,352	343,567	421,571	(3,215)	(78,004)

Expenses:
Property operating expenses	95,395	84,134	92,433	11,261	(8,299)	95,395	84,134	92,433	11,261	(8,299)
Taxes, licenses and insurance	39,948	38,383	43,886	1,565	(5,503)	39,948	38,383	43,886	1,565	(5,503)
Construction expenses	35	9,530	34,546	(9,495)	(25,016)	35	9,530	34,546	(9,495)	(25,016)
Property management expenses	7,749	8,426	12,178	(677)	(3,752)	7,749	8,426	12,178	(677)	(3,752)
General and administrative expenses	17,940	23,185	25,650	(5,245)	(2,465)	17,940	23,185	25,650	(5,245)	(2,465)
Management fee and other expense	14,184	15,153	15,665	(969)	(512)	14,184	15,153	15,665	(969)	(512)
Restructuring charges	1,400	1,028	3,019	372	(1,991)	1,400	1,028	3,019	372	(1,991)
Investment and development	1,989	4,358	1,516	(2,369)	2,842	1,989	4,358	1,516	(2,369)	2,842
Depreciation & amortization	117,190	104,713	119,246	12,477	(14,533)	117,190	104,713	119,246	12,477	(14,533)
Impairment and other losses	10,390	93,100	44,129	(82,710)	48,971	10,390	93,100	44,129	(82,710)	48,971

Total operating expenses	306,220	382,010	392,268	(75,790)	(10,258)	306,220	382,010	392,268	(75,790)	(10,258)

Income (loss) from operations	34,132	(38,443)	29,303	72,575	(67,746)	34,132	(38,443)	29,303	72,575	(67,746)

Other income (expense):
Interest expense and debt cost amortization	(91,986)	(75,153)	(92,475)	(16,833)	17,322	(91,986)	(75,153)	(92,475)	(16,833)	17,322
Gains (losses) on retirement of debt	56,427	15,951	(10,363)	40,476	26,314	56,427	15,951	(10,363)	40,476	26,314
Interest income	1,446	2,776	8,359	(1,330)	(5,583)	1,446	2,776	7,591	(1,330)	(4,815)
(Loss) income from partially- owned unconsolidated entities	(1,243)	12,516	11,207	(13,759)	1,309	(1,243)	12,516	11,207	(13,759)	1,309
(Loss) gains from hedging activities	(1,709)	(385)	345	(1,324)	(730)	(1,709)	(385)	345	(1,324)	(730)
Gains from sales of property, net of income taxes	5,875	6,776	314,292	(901)	(307,516)	5,875	6,776	29,525	(901)	(22,749)
Transaction costs	—	—	—	—	—	—	—	(11,026)	—	11,026
Income taxes and other	10,086	1,014	15,743	9,072	(14,729)	10,086	1,014	15,743	9,072	(14,729)

Total other income (expense)	(21,104)	(36,505)	247,108	15,401	(283,613)	(21,104)	(36,505)	(49,453)	15,401	12,948

Income (loss) from continuing operations	13,028	(74,948)	276,411	87,976	(351,359)	13,028	(74,948)	(20,150)	87,976	(54,798)

Income from discontinued operations	2,150	24,427	102,162	(22,277)	(77,735)	2,150	24,427	102,162	(22,277)	(77,735)
Operating Results — 2009 compared to 2008
          Minimum rent
          Minimum rent for the year ended December 31, 2009 was $279.5 million, an increase of $3.1 million from the comparable prior year period. The change in minimum rent was primarily attributable to $17.3 million from multifamily and commercial developments placed into service since the fourth quarter of 2008, partially offset by a $12.5 million decrease in minimum rent at our multifamily apartment communities that were stabilized during both periods and a $2.0 million decrease in minimum rent due to the sale of Colonial Promenade Fultondale in the first quarter of 2009. We defined “stabilized” communities as those that have attained 93% physical occupancy.
          Other property related revenue
          Other property related revenue for the year ended December 31, 2009 was $41.4 million, an increase of $6.9 million from the comparable prior year period primarily as the result of the ongoing roll-out of our bulk cable program at our multifamily apartment communities. As of December 31, 2009, we had 97 multifamily apartment communities fully subscribed, with the remaining three communities in our bulk cable program expected to be fully subscribed by the end of the first quarter 2010.
          Construction activities
          Revenues and expenses from construction activities for the year ended December 31, 2009 decreased approximately $10.1 million and $9.5 million, respectively, from the comparable prior year period as a result of our decision to delay most construction activity in 2009.
          Other non-property related revenues
          Other non-property related revenues, which consist primarily of management fees, development fees, and other miscellaneous fees, decreased $3.3 million for the year ended December 31, 2009 as compared to the same period in 2008. The decline is primarily the result of the lost management fees associated with the joint ventures we exited in 2008 and 2009. Due to us exiting certain joint ventures, we anticipate a further decline in management fees in 2010.
          Property operating expenses
           Property operating expenses for the year ended December 31, 2009 were $95.4 million, an increase of $11.3 million from the comparable prior year period. Of the increase, $6.8 million of expenses is attributable to communities that were stabilized during both periods. This $6.8 million increase includes $3.7 million which is attributable to cable expenses associated with the ongoing rollout of our bulk cable program. The remaining increase is due to expenses from development properties placed into service since the fourth quarter 2008.
          Taxes, licenses and insurance
           Taxes, licenses and insurance expenses for the year ended December 31, 2009 were $39.9 million, an increase of $1.6 million from the comparable prior year period. The increase was primarily attributable to developments placed into service since the fourth quarter of 2008, partially offset by our annual expense adjustment of self insurance reserves, which is based on an actuarial study of claims history.
          Property management expenses
          Property management expenses consist of regional supervision and accounting costs related to property operations. These expenses for the year ended December 31, 2009 were $7.7 million, a decrease of $0.7 million from the comparable prior year period. The decrease was primarily due to reduced overhead, including through employee terminations and a reduction in other various expenses.
          General and administrative expenses
          General and administrative expenses for the year ended December 31, 2009 were $17.9 million, a decrease of $5.2 million from the comparable prior year period. The decrease was primarily due to a reduction in salary expenses as a result of reduced overhead.
          Management fee and other expenses
          Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the year ended December 31, 2009 were $14.2 million, a decrease of $1.0 million from the comparable prior year period. The decrease was primarily due to reduced overhead, including employee terminations and a reduction in other various expenses, as well as reduced expenses as a result of exiting certain joint ventures during 2009.

          Restructuring charges
          The restructuring charges for the year ended December 31, 2009 were $1.4 million, which is primarily comprised of termination and severance costs attributable to our overall continued effort to reduce overhead. See Note 3 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.
          Investment and development
          Investment and development expense for the year ended December 31, 2009 was $2.0 million, a decrease of $2.4 million from the comparable prior year period. The decrease from 2008 was the result of our decision in the fourth quarter 2008 to abandon pursuit of certain future development opportunities which resulted in the write-off of previously capitalized expenses. Investment and development expenses incurred during 2009 are the result of the write-off of costs related to a change in the strategic direction with respect to our Colonial Promenade Nord Du Lac development, as well as costs associated with the acquisition of properties from unconsolidated joint ventures.
          Depreciation and amortization
          Depreciation and amortization expense for the year ended December 31, 2009 was $117.2 million, an increase of $12.5 million from the comparable prior year period, of which $11.5 million is attributable to developments placed into service since the third quarter of 2008 and $1.0 million is attributable to the acquisition of Three Ravinia and the consolidation of Colonial Grand at Canyon Creek during 2009.
          Impairment and other losses
          Impairment charges for the year ended December 31, 2009 were $12.5 million ($10.4 million presented in continuing operations and $2.1 million presented in discontinued operations, which appears in “(Loss) Income from discontinued operations”). See Note 4 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.
          Interest expense and debt cost amortization
          Interest expense and debt cost amortization for the year ended December 31, 2009 was $92.0 million, an increase of $16.8 million from the comparable prior year period. The increase is primarily a result of a reduction in capitalized interest of approximately $21.2 million due to no longer capitalizing interest on assets held for future developments, which was partially offset by a decrease in interest expense related to our unsecured credit facility resulting from a lower weighted average interest rate and average monthly balance when compared to the prior year period.
          Gain (losses) on retirement of debt
          Gains on retirement of debt for the year ended December 31, 2009 were $56.4 million, compared with $16.0 million for the comparable prior year period. In 2009, we recognized gains on the repurchase of $579.2 million of outstanding unsecured senior notes of CRLP at an average of 10.6% discount to par value. In 2008, we recognized gains on the repurchase of $195.0 million of outstanding unsecured senior notes of CRLP at an average of 9.1% discount to par value.
          Interest income
          Interest income for the year ended December 31, 2009 was $1.4 million, a decrease of $1.3 million from the comparable prior year period. The decrease is attributable to loan payoffs in 2008, partially offset by new loans extended during 2009 for the sale of a commercial development and a land parcel.
          (Loss) income from partially-owned unconsolidated entities
          (Loss) income from unconsolidated entities for the year ended December 31, 2009 was a loss of $1.2 million, compared to income of $12.5 million for the comparable prior year period. The $1.2 million loss includes a $3.5 million charge due to our determination that it was probable that we would have to fund the partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a property in which we have a 35% noncontrolling interest, partially offset by a $2.7 million gain from the sale of our interest in the Colonial Center Mansell joint venture. During 2008, we recognized an aggregate gain of $16.2 million from the sale of our interest in the GPT/Colonial Retail Joint Venture and the sale of a portion of our interest in the Huntsville TIC joint venture.

          (Loss) gains on hedging activities
          Losses on hedging activities for the year ended December 31, 2009 was $1.7 million, compared to a loss of $0.4 million for the comparable prior year period. We recognized a loss on hedging activities in 2009 and 2008 as a result of a reclassification of amounts in “Accumulated Other Comprehensive Loss” as a result of our repurchases of CRLP senior notes under our bond repurchase program. See Note 11 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.
          Gain on sale of property
          Gain on sale of property for the year ended December 31, 2009 was $5.9 million, a decrease of $0.9 million from the comparable prior year period. The gains recognized during 2009 are primarily attributable to the disposition of Colonial Promenade Fultondale, a retail development. The gains recognized during 2008 are primarily attributable to the sale of outparcels and for-sale residential units.
          Income taxes and other
          Income taxes and other income for the year ended December 31, 2009 was $10.1 million, compared to income of $1.0 million from the comparable prior year period. The income tax benefit presented in “Income taxes and other” for 2009 is primarily attributable to an income tax benefit of $7.9 million as a result of the new net operating loss carryback rules. Refunds are anticipated to be collected in 2010. The additional tax benefit presented in 2009 is partially offset by income taxes recorded on the sale of Colonial Promenade Fultondale presented in “Gain on Sale of Property, net of income taxes”. For 2008, “Income taxes and other” includes $1.0 million received as a result of forfeited earnest money.
          Income from discontinued operations
          Income from discontinued operations for the year ended December 31, 2009 was $2.2 million, a decrease of $22.2 million from the comparable prior year period. At December 31, 2009, we did not have any properties classified as held for sale. The operating property sales that occurred in the twelve months ended December 31, 2009 and 2008, which resulted in gains on disposal of $1.7 million (net of income taxes of $0.1 million) and $43.1 million (net of income taxes of $1.1 million), respectively, are classified as discontinued operations (see Note 5 in Item 8 of this Form 10-K for the Trust and CRLP). Gains on dispositions in 2009 are primarily attributable to the sale of one commercial asset. Gains on dispositions in 2008 include the sale of six multifamily apartment communities and one commercial asset. Income from discontinued operations also includes $2.1 million and $25.5 million of impairment charges recorded during 2009 and 2008, respectively.
Operating Results — 2008 compared to 2007
          Minimum rent
          Minimum rent for the year ended December 31, 2008 was $276.4 million, a decrease of $44.2 million from the comparable prior year period. The decline in minimum rent was attributable to a decrease of approximately $58.0 million due to a reduced number of consolidated office and retail properties in 2008 resulting from the office and retail joint venture transactions that closed during 2007. This decrease was offset by increases in multifamily rental revenues of $14.6 million, of which $7.0 million is due to development projects placed into service, $4.7 million due to new property acquisitions and approximately $1.5 million as a result of increased rental revenues related to condominium projects placed into the rental pool, which were previously for-sale residential development properties.
          Tenant recoveries
          Tenant recoveries for the year ended December 31, 2008 was $4.2 million, a decrease of $7.2 million from the comparable prior year period as a result of a decrease in the number of consolidated office and retail properties in 2008 resulting from the office and retail joint venture transactions that closed during 2007.
          Other property related revenue
          Other property related revenue for the year ended December 31, 2008 was $34.5 million, an increase of $2.8 million from the comparable prior year period as a result of an increase in multifamily cable revenue of $2.5 million and other ancillary income of $3.2 million. This increase was partially offset by approximately $3.5 million due to a reduced number of consolidated office and retail properties in 2008 resulting from the office and retail joint venture transactions that closed during 2007.
          Construction activities
          Revenues and expenses from construction activities for the year ended December 31, 2008 decreased approximately $28.3 million and $25.0 million, respectively, from the comparable prior year period as a result of a decrease in construction activity year over year.
          Other non-property related revenues
          Other non-property related revenues, which consist primarily of management fees, development fees, and other miscellaneous fees decreased $1.0 million for the year ended December 31, 2008 as compared to the same period in 2007. Management and development fees increased $0.5 million in 2008 as we began to recognize fees in the third quarter of 2007 following the office and retail joint venture transactions that closed in June 2007. The increase in fees was offset by a $1.5 million reserve related to a note receivable.
          Property operating expenses
           Property operating expenses for the year ended December 31, 2008 were $84.1 million, a decrease of $8.3 million from the comparable prior year period. The decline in property operating expenses was attributable to a decrease of approximately $15.0 million as a result of the office and retail joint venture dispositions in 2007, offset by increased multifamily property operating expenses of approximately $5.9 million primarily related to condominium projects placed into the rental pool, development projects placed into service and increases in cable television expenses related to our cable ancillary income program. In addition, operating expenses increased approximately $1.0 million related new property acquisitions.
          Taxes, licenses and insurance
           Taxes, licenses and insurance expenses for the year ended December 31, 2008 were $38.4 million, a decrease of $5.5 million from the comparable prior year period. The decline was attributable to a decrease of approximately $6.8 million as a result of the disposition of the office and retail joint venture transactions that closed during 2007, partially offset by increased multifamily property tax expenses of $1.4 million primarily related to condominium projects placed into the rental pool and development projects placed into service.
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
          General and administrative expenses
          General and administrative expenses for the year ended December 31, 2008 were $23.2 million, a decrease of $2.5 million from the comparable prior year period. The decrease was primarily due to a $1.4 million charge associated with the termination of our pension plan recorded during 2007 and a reduction in salary expenses as a result of our 2007 strategic transactions.
          Management fee and other expenses
          Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the year ended December 31, 2008 were $15.2 million, a decrease of $0.5 million from the comparable prior year period. This decrease is related to a reduction in salary expense and commissions in 2008 offset with an increase in legal fees associated with various contingencies discussed in Note 19 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K.

          Restructuring charges
          The restructuring charges for the year ended December 31, 2008 were $1.0 million associated with our plan to downsize construction and development personnel in light of the then-current market conditions and our decision to delay future development projects, which we communicated in October 2008. The restructuring charges recorded in the year ended December 31, 2007 were comprised of termination benefits and severance costs recorded in the second and fourth quarters of 2007 associated with our strategic initiative to become a multifamily focused REIT. See Note 3 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.
          Investment and development
          Investment and development expenses for the year ended December 31, 2008 were $4.4 million, an increase of $2.8 million from the comparable prior year period. The increase in 2008 was the result of the decision in the fourth quarter 2008 to abandon pursuit of certain future development opportunities which resulted in the write-off of previously capitalized expenses.
          Depreciation and amortization
          Depreciation and amortization expense for the year ended December 31, 2008 was $104.7 million, a decrease of $14.5 million from the comparable prior year period. This decrease is primarily related to the office and retail joint venture transactions that closed in June 2007.
          Impairment and other losses
          Impairment charges and other losses for the year ended December 31, 2008 were $118.6 million ($93.1 million presented in continuing operations and $25.5 million in discontinued operations, which appears in “(Loss) Income from discontinued operations”). See Note 4 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.
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
          Interest income
          Interest income for the year ended December 31, 2008 was $2.8 million, a decrease of $5.6 million for the Trust and $4.8 million for CRLP, from the comparable prior year period. This decrease is attributable to interest income earned on mezzanine loans outstanding in 2007 and additional cash generated by our 2007 strategic transactions.
          (Loss) income from partially-owned unconsolidated entities
          Income from unconsolidated entities for the year ended December 31, 2008 was $12.5 million, an increase of $1.3 million from the comparable prior year period, due primarily to an increase in gains on the sale of our joint venture ownership interest year over year. We recognized an aggregate gain of $18.2 million from the sale of our interest in the GPT/Colonial Retail Joint Venture and the sale of a portion of our interest in the Huntsville TIC joint venture during 2008 compared to a gain of $17.5 million from the sale of our interest in Colonial Grand at Bayshore, Las Olas Centre (a DRA/CRT JV property) and Colonial Village at Hendersonville during the year ended 2007. The remaining increase is attributable to the gains recognized from the sale of our interest in seven multifamily apartment communities and one office asset during 2008.

          Gains (losses) from hedging activities
          Losses on hedging activities for the year ended December 31, 2008 were $0.4 million, compared to a gain of $0.3 million for the comparable prior year period. In 2008, we recognized a loss on hedging activities as a result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that we will not make interest payments associated with previously hedged debt as a result of repurchases under our senior note repurchase program.
          Gains from sales of property — Trust
          Gains from sales of property for the Trust for the year ended December 31, 2008 was $6.8 million, a decrease of $307.5 million from the comparable prior year period. The decrease was primarily the result of a reduction in property sales in 2008 compared to 2007 (see below). In particularly, we recognized net gains of approximately $276.5 million in 2007 in connection with the sale of our 69.8% interest in the DRA/CLP JV and our 69.8% interest in the OZRE JV during June 2007 as a part of our 2007 strategic transactions.
          Gains from sales of property- CRLP
          Gains from sales of property for CRLP for the year ended December 31, 2008 was $6.8 million, a decrease of $22.8 million from the comparable prior year period due to fewer asset sales in 2008. During 2008, we sold six multifamily apartment communities and one office asset. During 2007, we sold 12 multifamily apartment communities, 15 retail assets (11 of which were sold for no gain) and our 90% interest in Village on the Parkway. In addition, we sold our interest in three retail development properties including the sale of 85% of Colonial Pinnacle Craft Farms I and the sale of 95% of each of Colonial Promenade Alabaster II and Colonial Pinnacle Tutwiler II during 2007.
          Transaction costs-CRLP
          Transaction costs for CRLP were $11.0 million for the year ended December 31, 2007, as a result of the office and retail joint venture transactions that occurred during June 2007.
          Income taxes and other
          Income taxes and other income for the year ended December 31, 2008 was $1.0 million, a decrease of $14.7 million from the comparable prior year period. The decrease was the result of a $16.5 million income tax benefit associated with the $43.3 million non-cash impairment charge related to our for-sale residential business recorded during 2007.
          Income from discontinued operations
          Income from discontinued operations for the year ended December 31, 2008 was $24.4 million, a decrease of $77.3 million from the comparable prior year period. Included in the income of $24.4 million, is a $25.5 million impairment charge related to condominium conversion properties. The operating property sales that occurred in the twelve months ended December 31, 2008 and 2007, which resulted in gains on disposal of $43.1 million (net of income taxes of $1.1 million) and $91.1 million (net of income taxes of $1.8 million), respectively, are classified as discontinued operations (see Note 5 in Item 8 of this Form 10-K for the Trust and CRLP). Gains on dispositions in 2008 include the sale of six multifamily apartment communities and one commercial asset. Gains on dispositions in 2007 include the sale of 12 multifamily apartment communities and 16 commercial assets.
Liquidity and Capital Resources
          The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in the Consolidated Statements of Cash Flows for the Trust and CRLP contained in Item 8 of this Form 10-K.
          Operating Activities
          Net cash provided by operating activities for the year ended December 31, 2009 decreased $9.1 million from the comparable prior year period for the Trust, to $108.6 million from $117.7 million, and decreased $9.5 million from the comparable prior year period for CRLP, to $108.6 million from $118.1 million. The decrease in cash provided was due to the decline in operating performance of our fully stabilized communities. In 2010, we expect cash flows from operating activities to be consistent with or slightly less than 2009 primarily driven by the challenging economic environment and a projected decrease in our core multifamily operations.
          Investing Activities
          Net cash used in investing activities for the year ended December 31, 2009 decreased $1.0 million to $166.5 million from $167.5 million for the comparable prior year period for the Trust and CRLP. The change was primarily due to reduced development expenditures and a decline in property sales during 2009, which was offset by the acquisitions of Three Ravinia and Colonial Promenade Alabaster, as well as the purchase of the Colonial Promenade Nord du Lac community development district bonds. In 2010, we expect cash used in investing activities to be consistent or slightly less than 2009 levels as we continue to strengthen the balance sheet by disposing of non-core assets and reducing expenditures attributable to our development pipeline, while continuing to pursue valuable acquisition opportunities.
          Financing Activities
          Net cash provided by financing activities for the year ended December 31, 2009 was $53.3 million compared to net cash used in financing activities in the comparable prior year period of $34.0 million for the Trust. Net cash provided by financing activities for the year ended December 31, 2009 was $53.3 million compared to net cash used in financing activities in the comparable prior year period of $34.3 million for CRLP. The change in 2009 was primarily the result of our successful equity offerings, generating $151.9 million of net cash proceeds. For 2010, our focus continues to be on our balance sheet as our Board of Trustees recently approved an additional $100.0 million unsecured senior note repurchase program as well as a $25.0 million Series D preferred repurchase program. We believe that our business strategy, the availability of borrowings under our credit facilities and limited debt maturities in 2010 has us positioned well to work through this challenging economic environment including the volatile capital and credit markets.
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
          The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our residents and tenants, and the ability of these residents and tenants to make their rental payments. The weak economy and job market in the U.S., has resulted in deterioration in the multifamily market generally, and has adversely affected our ability to lease our multifamily properties as well as the rents we are able to charge and thereby adversely affected our revenues.
          We believe that cash generated from operations, dispositions of assets and borrowings under our credit facility will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.
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

          The Trust has filed a registration statement with the SEC allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as- needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. As described above in the Business Strategy and Outlook section, we issued 4,802,971 common shares of the Trust through our continuous equity offering program and 12,109,500 common shares of the Trust through a separate public offering generating aggregate net proceeds of $152.4 million. The proceeds were used to repay a portion of our unsecured credit facility and for general corporate purposes. Pursuant to the CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing program, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold.
          Our ability to raise funds through sales of common shares and preferred shares in the future is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. The financial and economic crisis and deterioration in the stock and credit markets over the past year and a half have resulted in significant price volatility, which have caused market prices of many stocks, including the price of the Trust’s common shares, to fluctuate substantially. With respect to both debt and equity, a prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of the Trust‘s common shares, preferred shares or subordinated notes or through private financings. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not be consistently available on terms that are attractive.
          Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our assets, our degree of leverage and borrowing restrictions imposed by our current lenders. As discussed below in “Credit Ratings,” earlier this year, we received credit rating downgrades, making it less favorable and less likely, that we will access the unsecured public debt market in the foreseeable future. In light of the credit downgrades, during 2009 we were able to obtain secured financing of $506.4 million, for a 10-year term, through Fannie Mae. The proceeds from those financings were used to repay a portion of our unsecured credit facility. In 2010, we intend to continue to access secured borrowings through Fannie Mae and/or Freddie Mac, as market conditions permit.
          Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. In the current market, our ability to sell properties to raise cash is challenging. For example, we may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During 2009, we sold assets for aggregate proceeds of approximately $157.7 million ($117.4 million from consolidated assets, $40.3 million from unconsolidated assets, which represents our pro-rata share of the proceeds, $55.7 million from condominium conversion and for-sale residential assets and $10.8 million from land sales, including $0.1 million which is our pro-rata share from an unconsolidated land parcel).
          At December 31, 2009, our total outstanding debt balance was $1.7 billion. The outstanding balance includes fixed-rate debt of $1.38 billion, or 80.9% of the total debt balance, and floating-rate debt of $323.9 million, or 19.1% of the total debt balance. Our total market capitalization as of December 31, 2009 was $3.0 billion, which includes joint venture debt. As further discussed below, at December 31, 2009, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.
          Distributions
          The dividend on the Trust’s common shares and CRLP’s partnership units was $0.25 per share and per partnership unit per quarter for the first quarter of 2009 and $0.15 per share and per partnership unit for the last three quarters of 2009, or $0.70 per share and per partnership unit during 2009. This reduced dividend (compared to the dividend level during 2008) has allowed us to improve our liquidity position, further enhance our ability to take advantage of opportunities, and protect against uncertainties in the capital markets. We also pay regular quarterly distributions on preferred shares in the Trust and on preferred units in CRLP. The maintenance of these distributions is subject to various factors, including the discretion of the Trust’s Board of Trustees, the Trust’s ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to the Trust’s shareholders (excluding net capital gains).
          Unsecured Revolving Credit Facility
          As of December 31, 2009, CRLP, with the Trust as guarantor, has a $675 million unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Company (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association (“Wells Fargo”),

Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $18.5 million as of December 31, 2009.
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
          The Credit Facility and cash management line, which are primarily used to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes, had an aggregate outstanding balance at December 31, 2009 of $310.5 million. The interest rate of the Credit Facility (including the cash management line) was 1.28% and 2.04% at December 31, 2009 and 2008, respectively.
          The Credit Facility contains various ratios and covenants that are more fully described in Note 11 to the Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact our ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants in the future. We expect to be able to comply with these ratios and covenants in 2010, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants, particularly if economic conditions worsen.
          As described above, many of the recent disruptions in the financial markets have been brought about in large part by failures in the U.S. banking system. If any of the financial institutions that have extended credit commitments to us under the Credit Facility or otherwise are adversely affected by the conditions of the financial markets, they may become unable to fund borrowings under their credit commitments to us under the Credit Facility, the cash management line or otherwise. If our lenders become unable to fund our borrowings pursuant to their commitments to us, we may need to obtain replacement financing, and such financing, if available, may not be available on commercially attractive terms.
          Collateralized Credit Facilities
          In the first quarter of 2009, we, through a wholly-owned special purpose subsidiary of CRLP, closed on a $350 million collateralized credit facility (the “First FNM facility”) originated by PNC ARCS LLC for repurchase by Fannie Mae. Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the First FNM facility is 6.04%. The First FNM facility matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The First FNM facility is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire First FNM facility amount was drawn on February 27, 2009. The proceeds from the First FNM facility were used to repay a portion of the outstanding borrowings under our $675.0 million Credit Facility.
          In the second quarter of 2009, we, through a wholly-owned special purpose subsidiary of CRLP, closed on a $156.4 million collateralized credit facility (the “Second FNM facility”) originated by Grandbridge Real Estate Capital LLC for repurchase by Fannie Mae. Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for the Second FNM facility is 5.31%. The Second FNM facility matures on June 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required to the maturity date. The Second FNM facility is collateralized by eight of CRLP’s multifamily apartment communities totaling 2,816 units. The proceeds from the Second FNM facility were used to repay a portion of the outstanding borrowings under our $675.0 million Credit Facility.
          Mortgage Refinancing
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

          During September 2008, we refinanced a mortgage associated with Colonial Village at Timber Crest, a 282-unit apartment community located in Charlotte, North Carolina. Loan proceeds were $13.7 million, with a floating rate of LIBOR plus 292 basis points, which was 3.4% at December 31, 2008. The proceeds, along with additional borrowings of $0.6 million from our Credit Facility, were used to repay the $14.3 million outstanding mortgage. As of December 31, 2009, the outstanding loan balance is $13.4 million with an interest rate of 3.2%.
          During September 2009, the CMS/Colonial Canyon Creek (which we began consolidating beginning with the third quarter of 2009) joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by Colonial Grand Canyon Creek with an interest rate of 5.64%.
          Equity Repurchases
          In January 2008, the Trust’s Board of Trustees authorized the repurchase of up to $25.0 million of our 8 1/8% Series D preferred depositary shares in a limited number of separate, privately negotiated transactions. Each Series D preferred depositary share represents 1/10 of a share of the Trust’s 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. During 2008, the Trust repurchased 988,750 shares of the Trust’s outstanding 8 1/8% Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $24.0 million, at an average price of $24.17 per depositary share. The Trust received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.8 million on the repurchase and wrote off approximately $0.9 million of issuance costs.
          In October, 2008, the Trust’s Board of Trustees authorized a repurchase program which allowed the Trust to repurchase up to an additional $25.0 million of its outstanding 8 1/8% Series D preferred depositary shares over a 12 month period. The Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units of CRLP.
          During 2009, the Trust repurchased 6,515 shares of its outstanding 8 1/8% Series D preferred depositary shares (and CRLP repurchased a corresponding amount of Series D Preferred Units) in open market transactions for a purchase price of $126,761, or $19.46 per depositary share. The Trust received a 22.2% discount on the repurchase to the liquidation preference price of $25.00 per depositary share and wrote off a nominal amount of issuance costs.
          In aggregate, the Trust repurchased $24.1 million of its outstanding Series D preferred depositary shares (and CRLP has repurchased a corresponding amount of Series D Preferred Units) under this program, which expired in late October 2009. On January 27, 2010, the Trust’s Board of Trustees authorized a new preferred securities repurchase program which allows the Trust to repurchase up to $25 million of the Trust’s outstanding 8 1/8 percent Series D preferred depositary shares and a corresponding amount of Series D Preferred Units of CRLP. The preferred shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. This repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement.
          Unsecured Senior Note Repurchases
          In January 2008, the Trust’s Board of Trustees authorized the Trust to repurchase up to $50.0 million of outstanding unsecured senior notes of CRLP. During 2008, the Trust’s Board of Trustees authorized a senior note repurchase program to allow us to repurchase up to an additional $500.0 million of outstanding unsecured senior notes of CRLP from time to time through December 31, 2009. During 2008, we repurchased an aggregate of $195.0 million of our outstanding unsecured senior notes in separate transactions at an average 9.1% discount to par value, which represents an 8.5% yield to maturity. As a result of the repurchases, we recognized an aggregate gain of $16.0 million, which is included in “Gains (losses) on retirement of debt” on our Consolidated Statements of Operations and Comprehensive Income (Loss).
          During 2009, we repurchased an aggregate of $181.0 million of our outstanding unsecured senior notes under the repurchase program described above in separate transactions. In addition, during 2009, we completed two separate cash tender offers for outstanding unsecured senior notes of CRLP. In April 2009, we completed a cash tender offer for $250 million in aggregate principal amount of outstanding notes maturing in 2010 and 2011, and in September 2009, we completed an additional cash tender offer for $148.2 million in aggregate principal amount of outstanding notes maturing in 2014, 2015 and 2016. As a result, during 2009, we repurchased an aggregate of $579.2 million of our outstanding unsecured senior notes at an aggregate average of 10.6% discount to par value, which represents an 8.1% yield to maturity. As a result of the repurchases, during 2009, we recognized net gains of approximately $54.7 million, which is included in “Gains on retirement of debt” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We will continue to monitor the debt markets and repurchase certain senior notes, as funds are available to take advantage of favorable conditions to repurchase outstanding CRLP bonds.
          On January 27, 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows us to repurchase up to $100 million of outstanding unsecured senior notes of CRLP. This new repurchase program runs through December 31, 2010. The senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate us to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.
          Investing Activities
          In November 2009, we disposed of our 15% ownership interest in the DRA/CRT office joint and acquired 100% ownership of one of the joint venture’s properties, Three Ravinia. In connection with this transaction, we made aggregate payments of $127.2 million ($102.5 million of which was used to repay existing indebtedness secured by Three Ravinia). In December 2009, we disposed of our 17.1% ownership interest in the OZ/CLP Retail joint venture and made a cash payment of $45.1 million to the joint venture partner. As part of the transaction, we received 100% ownership of one of the joint venture assets, Colonial Promenade Alabaster. Also during 2009, we completed the development of three wholly-owned multifamily apartment communities, adding 1,042 units to our multifamily portfolio, for $118.4 million. Also, we completed the development of two commercial assets, consisting of the final phase of one wholly-owned retail development and one partially-owned retail development, totaling 0.3 million square feet, for an aggregate cost of $15.4 million.
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
          We regularly incur significant expenditures in connection with the leasing of our commercial space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on the particular market and the negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During 2009, we incurred approximately $1.3 million related to tenant improvements and leasing commissions, and approximately $25.6 million of recurring capital expenditures. We expect to pay for future leasing and recurring capital expenditures out of cash from operations.
Credit Ratings
          Our current corporate credit ratings are as follows:

Rating Agency	Rating		Last update

Fitch	BB+	(1)	May 29, 2009
Moody’s	Ba1	(2)	September 15, 2009
Standard & Poor’s	BB+	(1)	October 20, 2009

(1)	Ratings outlook is “stable”.

(2)	Ratings outlook is “negative”.
In March 2009, Moody’s Investors Service lowered the credit rating on CRLP’s senior unsecured debt to Ba1 from Baa3 and Standard & Poor’s lowered the credit rating on CRLP’s senior unsecured debt to BB+ from BBB-. While the downgrades by both Moody’s Investors Service and Standard & Poor’s do not affect our ability to draw proceeds under our unsecured line of credit, the pricing on the credit facility was adjusted from LIBOR plus 75 basis points to LIBOR plus 105 basis points as a result of those downgrades. In addition, on May 13, 2009, Fitch Ratings lowered the credit rating on CLP to BB+ from BBB- and on CRLP’s unsecured revolving credit facility and senior unsecured notes to BB+ from BBB-. Fitch also revised its Rating Outlook from Negative to Stable. Fitch had previously revised its Rating Outlook from Stable to Negative in March 2009. The previous downgrade by Fitch does not affect our ability to draw proceeds under our unsecured line of credit or otherwise result in any pricing or other changes under our unsecured credit facility. See Item 1A — “Risk Factors — Risks Associated with Our Indebtedness and Financing Activities — A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.”
          If we experience a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund our investment activities. In addition, as previously discussed, our spread on our unsecured credit facility would increase.
Market Risk
          In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. However, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2009.
(in thousands)

								Estimated
								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value

Fixed Rate Debt	$44,202	$57,085	$79,726	$99,437	$200,229	$899,747	$1,380,426	$1,352,952
Average interest rate at December 31, 2009	8.1%	4.8%	6.9%	6.2%	6.3%	5.7%	5.9%

Variable Debt	$—	$—	$310,546	$—	$—	$13,371	$323,917	$323,917
Average interest rate at December 31, 2009	N/A	N/A	1.3%	N/A	N/A	3.2%	N/A
          The table incorporates only those exposures that exist as of December 31, 2009. It does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.
          As of December 31, 2009, we had approximately $323.9 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.2 billion of total assets as of December 31, 2009.
          If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $3.2 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.2 million. This assumes that the amount outstanding under our variable rate debt remains approximately $323.9 million, the balance as of December 31, 2009.
          Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps (including forward starting interest rate swaps) and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of December 31, 2009, we had no outstanding interest rate swap agreements.

          At December 31, 2009, 2008 and 2007, there were no derivatives included in other assets. There was no change in net unrealized gains/(losses) in 2009 or 2008. The change in net unrealized gains/(losses) of ($0.5) million in 2007 for derivatives designated as cash flow hedges is separately disclosed in the statements of changes in shareholders’ equity and comprehensive income (loss). At December 31, 2009, 2008 and 2007, there were no derivatives that were not designated as hedges. There was no hedge ineffectiveness during 2009, 2008 and 2007. As of December 31, 2009, all of our hedges are designated as cash flow hedges, and we do not enter into derivative transactions for speculative or trading purposes.
          Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on our hedged debt or to “Gains (losses) on hedging activities” at such time that the interest payments on the hedged debt become no longer probable to occur as originally specified. A portion of the interest payments on the hedged debt became no longer probable to occur as a result of our bond repurchase program (See Note 11 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details). The changes in accumulated other comprehensive loss for reclassifications to “Interest expense and debt cost amortization” tied to interest payments made on the hedged debt was $0.5 million, $0.5 million and $0.6 million during 2009, 2008 and 2007, respectively. The changes in accumulated other comprehensive loss for reclassification to “Gains (losses) on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of repurchases under our senior note repurchase program were losses of $1.7 million and $0.3 million during 2009 and 2008, respectively, with no impact during 2007.
          During May 2007, we settled a $100.0 million interest rate swap and received a payment of approximately $0.6 million. This interest rate swap was in place to convert a portion of the floating rate payments on our Credit Facility to a fixed rate. This derivative originally qualified for hedge accounting, however, in May of 2007, due to our 2007 office and retail joint venture transactions and the expected resulting pay down of our then-outstanding term loan and Credit Facility, this derivative no longer qualified for hedge accounting which resulted in a gain of approximately $0.4 million.
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
Contractual Obligations and Other Commercial Commitments
          The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2009:
Contractual Obligations

	Payments Due in Fiscal
(in thousands)	Total	2010	2011	2012	2013	2014	Thereafter

Long-Term Debt Principal:
Consolidated (1)	$1,704,343	$44,202	$57,085	$390,272	$99,437	$200,229	$913,118
Partially-Owned Entities (2)	239,073	68,869	129	2,000	6,097	116,436	45,542
Long-Term Debt Interest:
Consolidated	528,725	84,637	80,820	75,920	66,317	57,735	163,296
Partially-Owned Entities (2)	51,075	10,446	9,773	9,760	9,494	5,956	5,646
Long-Term Debt Principal and Interest:
Consolidated (1)	2,233,068	128,839	137,905	466,192	165,754	257,964	1,076,414
Partially-Owned Entities (2)	290,148	79,315	9,903	11,760	15,591	122,391	51,188

Total	$2,523,216	$208,154	$147,807	$477,952	$181,345	$380,355	$1,127,603

(1)	Amounts due in 2012 include our unsecured line of credit, which matures on June 15, 2012.

(2)	Represents our pro-rata share of principal maturities (excluding net premiums and discounts) and interest.

          Other Commercial Commitments
(in thousands)

	Total Amounts
	Committed	2010	2011	2012	2013	2014	Thereafter

Standby Letters of Credit	$2,271	$2,103	$168	$—	$—	$—	$—
Guarantees	5,300	4,300	—	—	1,000	—	—

Total Commercial Commitments	$7,571	$6,403	$168	$—	$1,000	$—	$—

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
          We are continuing to evaluate our options and investigate certain of these claims, including possible claims against the contractor and other parties. We intend to vigorously defend ourselves against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
          In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at December 31, 2009 and 2008. At December 31, 2009 and December 31, 2008, no liability was recorded for these guarantees.
          As previously disclosed, we postponed most future development activities. Of these developments, the only one that we currently expect to resume development on in 2010, is the first phase of the Colonial Promenade Nord du Lac commercial development, located in Covington, Louisiana. During 2009, we evaluated various alternatives for this development, including with respect to our existing contractual obligations to certain future tenants who had previously committed to this development. Our intention is to develop a power center in phases over time, as opposed to our original lifestyle center plan.
          During 2009, we, through a wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac community development district (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds. The proceeds from the CDD bonds were to be used by the CDD to construct infrastructure for the benefit of the development. As a result of the solicitation, during 2009, we purchased all of the $24.0 million of the outstanding CDD bonds for total consideration of $22.0 million, representing an 8.2% discount to the par amount. In December 2009, we unwound this CDD, which resulted in the release of the remaining net cash proceeds of $17.4 million received from the bond issuance, which were being held in escrow. In connection with this transaction, our “Other liabilities” were reduced by $24.0 million, of which $1.6 million, representing the discount on the purchase of the bonds, net of interest and fees, was treated as a non-cash transaction and a reduction to basis. In accordance with EITF 91-10, also known as ASC 970-470-05, we recorded restricted cash and other liabilities for $24.0 million when the CDD bonds were issued. This issuance was treated as a non-cash transaction in our Consolidated Statements of Cash Flows for the twelve months ended December 31, 2008.

          In connection with the office and retail joint venture transactions completed in 2007, we assumed certain contingent obligations for a total of $15.7 million, of which $6.3 million remains outstanding as of December 31, 2009.
          We are a party to various other legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations or cash flows.
          Guarantees and Other Arrangements
          Active Guarantees
          During April 2007, we and our joint venture partner each committed to guarantee up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. Construction at this site is complete as the project was placed into service during 2008. As of December 31, 2009, the joint venture had drawn $33.4 million on the construction loan, which matures in March 2010. In September 2009, we determined it was probable that we would have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan. Accordingly, at December 31, 2009, $3.5 million was recorded for the guarantee (See Note 9 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details).
          During November 2006, we, along with our joint venture partner, each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. We, along with our joint venture partner, each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is complete as the project was placed into service during 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, during 2009, the guarantee was reduced to $4.3 million. As of December 31, 2009, the Colonial Promenade Smyrna joint venture had $29.6 million outstanding on the construction loan, which matured in December 2009. The joint venture is currently in negotiations with the lender on refinancing options. At December 31, 2009, no liability was recorded for the guarantee.
          In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender; only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2009, the total amount of debt of the joint venture was approximately $16.1 million and the debt matures in December 2012. At December 31, 2009, no liability was recorded for the guarantee.
          In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $21.2 million at December 31, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.
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
          Terminated Guarantees
          During February 2006, we committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. Construction at this site is complete as the project was placed into service during 2007. This guarantee was terminated in connection with the refinancing of the construction loan in September 2009 (see Note 9 — “Investments in Partially-Owned Entities and Other Arrangements — Investments in Consolidated Partially-Owned Entities” in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K).
          During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. This guarantee, which was set to mature in January 2010, had been reduced to $17.0 million as a result of the pay down of associated collateralized debt from the sales of assets. In connection with the redemption of our interests in this joint venture in November 2009, this guarantee was terminated.

Off-Balance Sheet Arrangements
          At December 31, 2009, our pro-rata share of mortgage debt of unconsolidated joint ventures is $239.1 million. The aggregate maturities of this mortgage debt are as follows:

(in millions)
2010	$68.9
2011	0.1
2012	2.0
2013	6.1
Thereafter	162.0

$239.1

Of this debt, $5.9 million and $2.0 million for years 2011 and 2012, respectively, includes an option for at least a one-year extension.
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
          As described above, in November 2009, we disposed of our 15% noncontrolling interest in the 17-asset DRA/CRT office joint venture with DRA Advisors LLC. As a result of this transaction, we no longer have an interest in this joint venture and we no longer have any responsibility with respect to the joint venture’s mortgage debt, of which our pro rata share was $141.1 million on the 16 properties remaining in the joint venture. Of this amount, approximately $117.8 million was scheduled to mature in 2010, and $7.0 million matured in 2009 and was then in default.
          In December 2009, as described above, we disposed of our 17.1% noncontrolling interest in the 11-asset OZ/CLP Retail joint venture. As a result of this transaction, we no longer have an interest in this joint venture and we no longer have any responsibility with respect to this joint venture’s mortgage debt, of which our pro rata share was $50 million on the properties remaining in the joint venture.
          With respect to Colonial Grand at Traditions joint venture, we and our joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture, which matures March 2010. The joint venture is currently in negotiations with the lender regarding refinancing options for the construction loan.
          As of December 31, 2009, the Colonial Promenade Smyrna joint venture had $29.6 million outstanding on the construction loan, which matured in December 2009. We have guaranteed up to $8.65 million (currently $4.3 million) of this loan. The joint venture is currently in negotiations with the lender on refinancing options.
          There can be no assurance that our joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to our joint venture interests discussed in “Item 1A: Risk Factors” of this Form 10-K may materially adversely impact the value of our joint venture interests, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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
Summary of Critical Accounting Policies
          We believe our accounting policies are in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. A comprehensive listing of our significant accounting policies is discussed in Note 2 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K. We consider the following accounting policies to be critical to our reported operating results:
          Principles of Consolidation— We consolidate entities in which we have a controlling interest or entities where we are determined to be the primary beneficiary under ASC 810-20, Control of Partnerships and Similar Entities. Variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.
          Revenue Recognition— Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.
          Under the terms of residential leases, the residents of our residential communities are obligated to reimburse us for certain utility usage, cable, water, electricity and trash, where we are the primary obligor to the public utility entity. These utility reimbursements from residents are included as “Other property related revenue” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
          Rental income attributable to commercial leases is recognized on a straight-line basis over the terms of the leases. Certain commercial leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.
          Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects including developed condominiums are recognized in accordance with ASC 360-20, Real Estate Sales. For condominium conversion and for-sale residential projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). We use the relative sales value method to allocate costs and recognize profits from condominium conversion and for-sale residential sales.
          Real Estate Assets, Impairment and Depreciation—Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. Undeveloped land and construction in progress is stated at cost unless such assets are impaired in which case such assets are recorded at fair value. We review our long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. We determine fair value based on inputs management believes are consistent with those other market participants would use. Estimates are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
          Cost Capitalization— Costs incurred during predevelopment are capitalized after we have identified a development site, determined that a project is feasible and concluded that it is probable that the project will proceed. While we believe we will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it is no longer probable that a development will be successful, the predevelopment costs that have been previously capitalized are expensed.
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
          Acquisition of Real Estate Assets— We account for our acquisitions of investments in real estate in accordance with ASC 805-10, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on the fair values.
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
          We record acquired intangible assets (including above-market leases, customer relationships and in-place leases) and acquired intangible liabilities (including below—market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
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

          An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2009, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt (80.9%). As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
Funds from Operations
          Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before noncontrolling interest (determined in accordance with GAAP), excluding sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in the company’s industry. We believe that the line on our consolidated statements of operations entitled “net income available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to company management evaluating the operating performance of our reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to key employees. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of the company’s needs, including our ability to make distributions.
          The following information is provided to reconcile net income available to common shareholders, the most comparable GAAP financial measure, to FFO, and to show the items included in our FFO for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

(in thousands, except per share and unit data)	2009	2008	2007	2006	2005

Net (loss) income available to common shareholders	(509)	(55,429)	342,102	180,449	197,250
Adjustments (consolidated):
Noncontrolling interest in CRLP	(82)	(11,225)	10,099	42,135	56,578
Noncontrolling interest in gain on sale of undepreciated property	992	—	1,340	1,967	5,241
Real estate depreciation	111,220	101,035	112,475	147,898	135,121
Real estate amortization	1,582	1,272	9,608	21,915	58,029
Consolidated gains from sales of property, net of income tax and minority interest	(7,606)	(49,851)	(401,420)	(201,413)	(288,621)
Gains from sales of undepreciated property, net of income tax and minority interest	4,327	7,335	20,240	44,502	8,063

Adjustments (unconsolidated subsidiaries):
Real estate depreciation	17,927	18,744	16,563	15,576	7,501
Real estate amortization	6,516	8,699	7,481	5,713	969
Gains from sales of property	(4,958)	(18,943)	(17,296)	(43,282)	(2,200)

Funds from operations	$129,409	$1,637	$101,192	$215,460	$177,931

Income allocated to participating securities	$(559)	$(717)	$(1,095)	$(1,038)	$(570)

Funds from operations available to common shareholders and unitholders	$128,850	$920	$100,097	$214,422	$177,361

Funds from operations per share and unit — basic	$2.09	$0.02	$1.76	$3.82	$3.63

Funds from operations per share and unit — diluted	$2.09	$0.02	$1.75	$3.79	$3.61

Weighted average common shares outstanding — basic	53,266	47,231	46,356	45,484	38,071
Weighted average partnership units outstanding — basic (1)	8,519	9,673	10,367	10,678	10,740

Weighted average shares and units outstanding — basic	61,785	56,904	56,723	56,162	48,811
Effect of diluted securities	—	—	477	443	378

Weighted average shares and units outstanding — diluted	61,785	56,904	57,200	56,605	49,189

(1)	Represents the weighted average of outstanding units of noncontrolling interest in CRLP.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
          The information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

Item 8.	Financial Statements and Supplementary Data
          The following are filed as a part of this report:
          Financial Statements:

COLONIAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	December 31,
	2009	2008
ASSETS
Land, buildings and equipment	$3,210,350	$2,873,274
Undeveloped land and construction in progress	237,100	309,010
Less: Accumulated depreciation	(519,728)	(403,858)
Real estate assets held for sale	65,022	196,284
Net real estate assets	2,992,744	2,974,710

Cash and cash equivalents	4,590	9,185
Restricted cash	7,952	29,766
Accounts receivable, net	33,934	23,102
Notes receivable	22,208	2,946
Prepaid expenses	16,503	5,332
Deferred debt and lease costs	22,560	16,783
Investment in partially-owned unconsolidated entities	17,422	46,221
Deferred tax asset	—	9,311
Other assets	54,719	37,813

Total assets	$3,172,632	$3,155,169

LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$1,393,797	$1,450,389
Unsecured credit facility	310,546	311,630

Total long-term liabilities	1,704,343	1,762,019

Accounts payable	28,299	53,565
Accrued interest	13,133	20,717
Accrued expenses	26,142	7,521
Other liabilities	15,054	38,890

Total liabilities	1,786,971	1,882,712

Redeemable Noncontrolling Interest:
Common Units	133,537	124,848

Commitments and Contingencies (see Note 19)
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,004,735 and 4,011,250 depositary shares issued and outstanding at December 31, 2009 and 2008, respectively	4	4
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 71,989,227 and 54,169,418 shares issued at December 31, 2009 and 2008, respectively	720	542
Additional paid-in capital	1,760,362	1,619,897
Cumulative earnings	1,296,188	1,281,330
Cumulative distributions	(1,753,015)	(1,700,739)
Noncontrolling Interest	100,985	101,943
Treasury shares, at cost; 5,623,150 shares at December 31, 2009 and 2008	(150,163)	(150,163)
Accumulated other comprehensive loss	(2,957)	(5,205)

Total shareholders’ equity	1,252,124	1,147,609

Total liabilities, noncontrolling interest and shareholders’ equity	$3,172,632	$3,155,169

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	For the Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Revenue:
Rentals	$279,217	$275,874	$318,554
Rentals from affiliates	77	96	1,153
Percentage rent	219	418	917
Tenant recoveries	4,353	4,249	11,484
Other property related revenue	41,447	34,466	31,671
Construction revenues	36	10,137	38,448
Other non-property related revenue	15,003	18,327	19,344

Total revenue	340,352	343,567	421,571

Operating expenses:
Property operating expenses	95,395	84,134	92,433
Taxes, licenses, and insurance	39,948	38,383	43,886
Construction expenses	35	9,530	34,546
Property management expenses	7,749	8,426	12,178
General and administrative expenses	17,940	23,185	25,650
Management fee and other expenses	14,184	15,153	15,665
Restructuring charges	1,400	1,028	3,019
Investment and development expenses	1,989	4,358	1,516
Depreciation	113,100	101,342	108,771
Amortization	4,090	3,371	10,475
Impairment and other losses	10,390	93,100	44,129

Total operating expenses	306,220	382,010	392,268

Income (loss) from operations	34,132	(38,443)	29,303

Other income (expense):
Interest expense and debt cost amortization	(91,986)	(75,153)	(92,475)
Gains (losses) on retirement of debt	56,427	15,951	(10,363)
Interest income	1,446	2,776	8,359
(Loss) income from partially-owned unconsolidated entities	(1,243)	12,516	11,207
(Losses) gains on hedging activities	(1,709)	(385)	345
Gains from sales of property, net of income taxes of $3,157, $1,546 and $6,548 for 2009, 2008 and 2007, respectively	5,875	6,776	314,292
Income tax benefit and other	10,086	1,014	15,743

Total other income (expense)	(21,104)	(36,505)	247,108

Income (loss) from continuing operations	13,028	(74,948)	276,411

Income (loss) from discontinued operations	421	(18,635)	11,018
Gain on disposal of discontinued operations, net of income taxes of $70, $1,064 and $1,839 for 2009, 2008 and 2007, respectively	1,729	43,062	91,144

Income from discontinued operations	2,150	24,427	102,162

Net income (loss)	15,178	(50,521)	378,573

Continuing operations
Noncontrolling interest in CRLP — common unitholders	463	15,436	7,856
Noncontrolling interest in CRLP — preferred unitholders	(7,250)	(7,251)	(7,250)
Noncontrolling interest of limited partners	(999)	(531)	(2,085)
Discontinued operations
Noncontrolling interest in CRLP from discontinued operations	(381)	(4,211)	(17,954)
Noncontrolling interest of limited partners in discontinued operations	597	449	(3,239)

Income attributable to noncontrolling interest	(7,570)	3,892	(22,672)

Net income (loss) attributable to parent company	7,608	(46,629)	355,901

Dividends to preferred shareholders	(8,142)	(8,773)	(13,439)
Preferred share issuance costs write-off	25	(27)	(360)

Net (loss) income available to common shareholders	$(509)	$(55,429)	$342,102

Net (loss) income per common share — basic:
(Loss) income from continuing operations	$(0.06)	$(1.63)	$5.51
Income from discontinued operations	0.05	0.44	1.75

Net (loss) income per common share — basic	$(0.01)	$(1.19)	$7.26

Net (loss) income per common share — diluted:
(Loss) income from continuing operations	$(0.06)	$(1.63)	$5.46
Income from discontinued operations	0.05	0.44	1.73

Net (loss) income per common share — diluted	$(0.01)	$(1.19)	$7.19

Weighted average common shares outstanding — basic	53,266	47,231	46,356
Weighted average common shares outstanding — diluted	53,266	47,231	46,833

Net income (loss)	$15,178	$(50,521)	$378,573
Other comprehensive income (loss):
Unrealized (loss) on cash flow hedging activities	—	(100)	(535)
Adjust for amounts included in Net (loss) income	2,248	—	—
Change related to pension plan termination	—	—	2,615

Comprehensive income (loss)	$17,426	$(50,621)	$380,653

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

For the Years Ended December 31, 2009, 2008, 2007

			Additional					Accumulated Other	Total	Redeemable
	Preferred	Common	Paid-In	Cumulative	Cumulative	Noncontrolling	Treasury	Comprehensive	Shareholders’	Common
	Shares	Shares	Capital	Earnings	Distributions	Interest	Shares	Loss	Equity	Units

Balance December 31, 2006	$6	$518	$1,437,475	$957,919	$(957,705)	$107,406	$(150,163)	$(8,706)	$1,386,750	$496,361

Net income (loss)				362,791		5,324			368,115	10,098
Net change in derivative value								(535)	(535)
Termination of pension plan								2,615	2,615
Adjustment for amounts included in net income								568	568
Distributions on common shares ($2.54 per share)					(116,358)				(116,358)	(28,593)
Special distribution at $10.75 per share					(506,515)				(506,515)	(41,027)
Distributions on preferred shares					(13,439)				(13,439)
Distributions on preferred units of CRLP					(7,250)				(7,250)
Issuance of Restricted Common Shares of Beneficial Interest		2	5,363						5,365
Amortization of stock based compensation			6,727						6,727
Redemption of Series E preferred shares of beneficial interest	(1)		(104,436)						(104,437)
Cancellation of vested restricted shares to pay taxes			(1,207)						(1,207)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		2	9,811						9,813
Issuance of common shares of beneficial interest through options exercised		1	3,568						3,569
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		5	21,336						21,341	(21,341)
Change in interest of limited partners						(10,291)			(10,291)
Change in redemption value of common units			201,332						201,332	(201,332)

Balance December 31, 2007	$5	$528	$1,579,969	$1,320,710	$(1,601,267)	$102,439	$(150,163)	$(6,058)	$1,246,163	$214,166

Net income (loss)				(39,380)		82			(39,298)	$(11,225)
Net change in derivative value								(100)	(100)
Adjustment for amounts included in net income								953	953
Distributions on common shares ($1.75 per share)					(83,421)				(83,421)	(17,011)
Distributions on preferred shares					(8,800)				(8,800)
Distributions on preferred units of CRLP					(7,251)
Issuance of Restricted Common Shares of Beneficial Interest		1	(2,416)						(2,415)
Amortization of stock based compensation			4,556						4,556
Redemption of Series D preferred shares of beneficial interest	(1)		(23,843)						(23,844)
Cancellation of vested restricted shares to pay taxes			(710)						(710)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		1	575						576
Issuance of common shares of beneficial interest through options exercised			696						696
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		12	16,891						16,903	(16,903)
Change in interest of limited partners						(578)			(578)
Change in redemption value of common units			44,179						44,179	(44,179)

Balance December 31, 2008	$4	$542	$1,619,897	$1,281,330	$(1,700,739)	$101,943	$(150,163)	$(5,205)	$1,147,609	$124,848

Net income				14,858		402			15,260	$(82)
Adjustment for amounts included in net income								2,248	2,248
Distributions on common shares ($0.70 per share)					(36,884)				(36,884)	(5,978)
Distributions on preferred shares					(8,142)				(8,142)
Distributions on preferred units of CRLP					(7,250)				(7,250)
Issuance of Restricted Common Shares of Beneficial Interest			(251)						(251)
Amortization of stock based compensation			2,574						2,574
Redemption of Series D preferred shares of beneficial interest			(157)						(157)
Cancellation of vested restricted shares to pay taxes			(213)						(213)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		2	1,390						1,392
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		7	4,936						4,943	(4,943)
Equity Offering Programs, net of cost		169	151,878						152,047
Change in interest of limited partners						(1,360)			(1,360)
Change in redemption value of common units			(19,692)						(19,692)	19,692

Balance December 31, 2009	$4	$720	$1,760,362	$1,296,188	$(1,753,015)	$100,985	$(150,163)	$(2,957)	$1,252,124	$133,537

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$15,178	$(50,523)	$378,573
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118,952	107,610	123,811
(Loss) income from partially-owned unconsolidated entities	1,243	(12,516)	(11,207)
Distributions of income from partially-owned unconsolidated entities	11,621	13,344	13,207
Gains from sales of property	(10,705)	(52,652)	(413,823)
Impairment and other losses	12,441	116,900	46,629
(Gain) loss on retirement of debt	(56,427)	(16,021)	12,521
Prepayment penalties	—	—	(29,207)
Other, net	4,005	1,439	(10,105)
Decrease (increase) in:
Restricted cash	16,515	440	5,902
Accounts receivable, net	2,414	2,276	(276)
Prepaid expenses	(11,187)	3,362	10,943
Other assets	9,839	217	(12,700)
Increase (decrease) in:
Accounts payable	(16,596)	6,821	(3,912)
Accrued interest	(7,584)	(2,348)	(9,405)
Accrued expenses and other	18,885	(690)	(1,921)

Net cash provided by operating activities	108,594	117,659	99,030

Cash flows from investing activities:
Acquisition of properties	(172,303)	(7,369)	(125,400)
Development expenditures paid to non-affiliates	(34,669)	(280,492)	(314,298)
Development expenditures paid to affiliates	(11,374)	(50,605)	(77,036)
Tenant improvements and leasing commissions	(1,265)	(3,046)	(5,960)
Capital expenditures	(25,620)	(24,613)	(34,198)
Issuance of notes receivable	(21)	(9,436)	(26,195)
Repayments of notes receivable	2,431	5,939	56,708
Proceeds from sales of property, net of selling costs	90,655	176,997	1,134,225
Distributions from partially-owned unconsolidated entities	6,605	32,734	100,131
Capital contributions to partially-owned unconsolidated entities	(98)	(13,363)	(43,142)
Redemption of community development district bonds	(22,429)	—	—
Sales (purchase) of investments	1,622	5,757	(7,379)

Net cash (used in) provided by investing activities	(166,466)	(167,497)	657,456

Cash flows from financing activities:
Principal reductions of debt	(550,872)	(223,295)	(655,076)
Proceeds from additional borrowings	521,959	71,302	818,748
Proceeds from borrowings on revolving credit lines	610,000	410,000	527,857
Payments on revolving credit lines and overdrafts	(617,476)	(150,689)	(675,000)
Dividends paid to common and preferred shareholders, and distributions to preferred unitholders	(52,276)	(99,472)	(137,047)
Distributions to common unitholders noncontrolling interest partners	(5,978)	(17,010)	(32,679)
Proceeds from common share issuances, net of expenses	151,878	—	—
Payment of debt issuance costs	(5,841)	(2,272)	—
Special distribution	—	—	(506,515)
Proceeds from dividend reinvestment plan and exercise of stock options	2,040	1,270	13,382
Redemption of Preferred Series D shares	(157)	(23,844)	—
Redemption of Preferred Series E shares	—	—	(105,157)
Other financing activities, net	—	—	387

Net cash provided by (used in) financing activities	53,277	(34,010)	(751,100)

Increase (Decrease) in cash and cash equivalents	(4,595)	(83,848)	5,386
Cash and cash equivalents, beginning of period	9,185	93,033	87,647

Cash and cash equivalents, end of period	$4,590	$9,185	$93,033

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, including amounts capitalized	$98,475	$97,331	$127,271
Cash (received) paid during the year for income taxes	$(9,849)	$4,755	$5,799

Supplemental disclosure of non-cash transactions:
Issuance of community development district bonds related to Nor du Lac project	—	$(24,000)	—
Conversion of notes receivable balance due from Regents Park Joint Venture (Phase I)	—	$(30,689)	—
Consolidation of CMS V/ CG at Canyon Creek Joint Venture	$27,116	—	—
Seller-financing for property/land parcel dispositions	$(21,670)
Exchange of interest in DRA/CRT for acquisition of Three Ravinia	$19,700	—	—
Exchange of interest in OZ/CLP for acquisition of CP Alabaster	$(8,146)	—	—
Cash flow hedging activities	—	$(100)	$(535)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
1. Organization and Basis of Presentation
     As used herein, “the Company,” “Colonial” or the “Trust” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 156 properties as of December 31, 2009, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of December 31, 2009, including properties in lease-up, the Company owns interests in 111 multifamily apartment communities (including 105 consolidated properties, of which 104 are wholly-owned and one is partially-owned and six properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including five wholly-owned consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities).
2. Summary of Significant Accounting Policies
     Basis of Presentation—The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned an approximate 89.1% and 84.6% interest in CRLP at December 31, 2009 and 2008, respectively. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. CRLP, an SEC registrant, files separate financial statements under the Securities and Exchange Act of 1934, as amended. The Company allocates income to the noncontrolling interest in CRLP based on the weighted average noncontrolling ownership percentage for the periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss). At the end of each period, the Company adjusts the Consolidated Balance Sheet for CRLP’s noncontrolling interest balance based on the noncontrolling ownership percentage at the end of the period.
     The Company also consolidates other entities in which it has a controlling interest or entities where it is determined to be the primary beneficiary under Accounting Standards Codification “ASC” 810-20, Control of Partnerships and Similar Entities. Under ASC 810-20, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The application of ASC 810-20 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. Where the Company has less than a controlling financial interest in an entity or the Company is not the primary beneficiary of the entity, the entity is accounted for on the equity method of accounting. Accordingly, the Company’s share of net earnings or losses of these entities is included in consolidated net income. A description of the Company’s investments accounted for using the equity method of accounting is included in Note 9. All intercompany accounts and transactions have been eliminated in consolidation.
     The Company recognizes noncontrolling interest in its Consolidated Balance Sheets for partially-owned entities that the Company consolidates. The noncontrolling partners’ share of current operations is reflected in “Noncontrolling Interest of limited partners” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
     In 2009, the Company corrected its presentation of proceeds and payments on revolving lines of credit in the Consolidated Statements of Cash Flows of 2008 and 2007 to present these amounts gross. Previously, such terms were reported on a net basis.
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
     The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. All intercompany transactions are eliminated in the accompanying Consolidated Financial Statements. CPSI has an income tax receivable of $17.8 million and $10.1 million as of December 31, 2009 and 2008, respectively, which is included in “Accounts receivable, net” on the Company’s Consolidated Balance Sheet. CPSI’s consolidated provision (benefit) for income taxes was ($7.9) million, $0.8 million and ($7.4) million for the years ended December 31, 2009, 2008 and 2007, respectively. CPSI’s effective income tax rate was 50.15%, -0.90% and 41.87% for the years ended December 31, 2009, 2008 and 2007, respectively.
     As of December 31, 2009 the Company did not have a deferred tax asset after the effect of the valuation allowance. As of December 31, 2008, the Company had a net deferred tax asset of $9.3 million, which resulted primarily from the impairment charge related to the Company’s for-sale residential properties. The portion of the net deferred tax asset that the Company deemed recoverable approximated the amount of unutilized carryback potential related to the 2007 tax year.
     On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchases applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. The Company anticipates making this election with regard to a portion of the CRLP debt repurchased in 2009.
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law, which expands the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI will carryback tax losses that occurred in the year ending December 31, 2009, against income that was recognized in 2005 and 2006. During the fourth quarter 2009, CPSI recorded an income tax benefit as a result of the new NOL carryback rules. Refunds are anticipated to be collected in 2010.
     Tax years 2003 through 2008 are subject to examination by the federal taxing authorities. Generally, tax years 2006 through 2008 are subject to examination by state tax authorities. There is one state tax examination currently in process.
     The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
     Real Estate Assets, Impairment and Depreciation—Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. Undeveloped land and construction in progress is stated at cost unless such assets are impaired in which case such assets are recorded at fair value. The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. The Company’s determination of fair value is based on inputs management believes are consistent with those that market participants would use. Estimates are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives
Buildings	20 – 40 years
Furniture and fixtures	5 or 7 years
Equipment	3 or 5 years
Land improvements	10 or 15 years
Tenant improvements	Life of lease
     Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets.
     Acquisition of Real Estate Assets— The Company accounts for its acquisitions of investments in real estate in accordance with ASC 805-10, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on the fair values.
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
     The Company records acquired intangible assets (including above-market leases, customer relationships and in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
     As of December 31, 2009, the Company had $13.0 million, $2.0 million, and $12.4 million of unamortized in-place lease intangible assets, net market lease intangibles and intangibles related to relationships with customers, respectively. The aggregate amortization expense for in-place lease intangible assets recorded during 2009, 2008, and 2007 was $0.2 million, $0.5 million, and $7.3 million, respectively.
     Cost Capitalization—Costs incurred during predevelopment are capitalized after the Company has identified a development site, determined that a project is feasible and concluded that it is probable that the project will proceed. While the Company believes it will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it is no longer probable that a development will be successful, the predevelopment costs that have been previously capitalized are expensed.
     The capitalization of costs during the development of assets (including interest, property taxes and other direct costs) begins when an active development commences and ends when the asset, or a portion of an asset, is completed and is ready for its intended use. Cost capitalization during redevelopment of assets (including interest and other direct costs) begins when the asset is taken out-of-service for redevelopment and ends when the asset redevelopment is completed and the asset is transferred back into service.
     Cash and Equivalents—The Company includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents. The majority of the Company’s cash and equivalents are held at major commercial banks.
     The Company has included in accounts payable book overdrafts representing outstanding checks in excess of funds on deposit of $3.9 million and $10.3 million as of December 31, 2009 and 2008, respectively.
     Restricted Cash—Restricted cash is comprised of cash balances which are legally restricted as to use and consists primarily of resident and tenant deposits, deposits on for-sale residential lots and units and cash in escrow for self insurance retention.
     As of December 31, 2009, the Company had repurchased all of the outstanding community development district (“CDD”) special assessment bonds at its Colonial Promenade Nord du Lac development and the CDD was subsequently dissolved. The Company released $17.4 million of net cash proceeds from the bond issuance, which had been held in escrow. At December 31, 2008, “Restricted cash” on the Company’s Balance Sheet included $20.2 million of CDD special assessment bonds (see Note 19).
     Valuation of Receivables— Due to the short-term nature of the leases at the Company’s multifamily properties, generally six months to one year, the Company’s exposure to tenant defaults and bankruptcies is minimized. The Company’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.
     The Company is subject to tenant defaults and bankruptcies at its commercial properties that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs a credit review and analysis on commercial tenants and significant leases before they are executed. The Company evaluates the collectability of outstanding receivables and records allowances as appropriate. The Company’s policy is to record allowances for all outstanding invoices greater than 60 days past due at its office and retail properties.
     The Company had an allowance for doubtful accounts of $1.7 million and $1.0 million as of December 31, 2009 and 2008, respectively.
     Notes Receivable— Notes receivable consist primarily of promissory notes issued to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the collateral if the note is collateral dependent.
     As of December 31, 2009, the Company had notes receivable of $24.1 million, primarily consisting of the following:
(1)	In February 2009, the Company disposed of Colonial Promenade at Fultondale for $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6% (see Note 5).

(2)	In November 2009, the Company disposed of a tract of land for $7.3 million, which included $5.0 million of seller-financing for a term of six months at an interest rate of 7.5%.
     The Company had accrued interest related to its outstanding notes receivable of $0.1 million and $0.1 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company had recorded a reserve of $1.9 million and $1.5 million, respectively, against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at December 31, 2009 and 2008 was approximately 6.0% and 5.9%, respectively. Interest income is recognized on an accrual basis.
     The Company received principal payments of $2.2 million and $1.7 million on these and other outstanding subordinated loans during 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company had outstanding notes receivable balances of $22.2 million, net of a $1.9 million reserve, and $2.9 million, net of a $1.5 million reserve, respectively.
     Deferred Debt and Lease Costs—Deferred debt costs consist of loan fees and related expenses which are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. Deferred lease costs include leasing charges, direct salaries and other costs incurred by the Company to originate a lease, which are amortized on a straight-line basis over the terms of the related leases.
     Derivative Instruments—All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives that do not qualify for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. The Company enters into derivative financial instruments from time to time, but does not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable-rate debt.
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
     Share-Based Compensation—The Company currently sponsors share option plans and restricted share award plans (see Note 15). The Company accounts for share based compensation in accordance with ASC 718, Stock Compensation, which requires compensation costs related to share-based payment transactions to be recognized in financial statements.
     Revenue Recognition— Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.
     Under the terms of residential leases, the residents of the Company’s residential communities are obligated to reimburse the Company for certain utility usage, cable, water, electricity and trash, where the Company is the primary obligor to the utility entity. These utility reimbursements from residents are included as “Other property related revenue” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
     Rental income attributable to commercial leases is recognized on a straight-line basis over the terms of the leases. Certain commercial leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.
     Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects including developed condominiums are recognized in accordance with ASC 360-20, Real Estate Sales. For condominium conversion and for-sale residential projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). The Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion and for-sale residential sales.
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
     Other income received from long-term contracts signed in the normal course of business, including property management and development fee income, is recognized when earned for services provided to third parties, including joint ventures in which the Company owns a noncontrolling interest.
     Net Income Per Share— Basic net income per common share is computed under the “two class method” as described in ASC 260, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. According to the guidance, the Company has included share-based payment awards that have non-forfeitable rights to dividends prior to vesting as participating securities. Diluted net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period, the dilutive effect of restricted shares issued, and the assumed conversion of all potentially dilutive outstanding share options.
     Self Insurance Accruals—The Company is self insured up to certain limits for general liability claims, workers’ compensation claims, property claims and health insurance claims. Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.

     Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     Segment Reporting—The Company reports on its segments in accordance with ASC 260, Segment Reporting, which defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance and for which discrete financial information is available. The Company manages its business based on the performance of two separate operating segments: multifamily and commercial.
     Noncontrolling Interests and Redeemable Common Units- Amounts reported as limited partners’ interest in consolidated partnerships on the Company’s Consolidated Balance Sheets are presented as noncontrolling interests within equity. Additionally, amounts reported as preferred units in CRLP are presented as noncontrolling interests within equity. Noncontrolling interests in common units of CRLP are included in the temporary equity section (between liabilities and equity) of the Company’s Consolidated Balance Sheets because of the redemption feature of these units. These units are redeemable at the option of the holders for cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share. Based on the requirements of ASC 480-10-S99, the measurement of noncontrolling interests is presented at “redemption value” — i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Company’s share price multiplied by the number of outstanding units), or the aggregate value of the individual partners’ capital balances, whichever is greater. See the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007 for the presentation and related activity of the noncontrolling interests and redeemable common units.
     Investments in Joint Ventures - To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income of the joint venture. In accordance ASC 323, Investments — Equity Method and Joint Ventures, the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. During 2009, the Company determined that its 35% noncontrolling joint venture interest in Colonial Grand Traditions was impaired and that this impairment was other than temporary. As a result, the Company recognized a non-cash impairment charge of $0.2 million during 2009. Other than Colonial Grand at Traditions, the Company has determined that these investments were not other than temporarily impaired as of December 31, 2009 and 2008.
     Investment and Development Expenses - Investment and development expenses consist primarily of costs related to potential mergers, acquisitions, and abandoned development pursuits. Abandoned development costs are costs incurred prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If the Company determines that it is probable that it will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. The Company recorded $2.0 million, $4.4 million and $1.5 million in investment and development expenses in 2009, 2008 and 2007, respectively.
     Assets and Liabilities Measured at Fair Value - The Company applies ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between willing market participants. Additional disclosures focusing on the methods used to determine fair value are also required using the following hierarchy:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the assets or liability.
     The Company applies ASC 820 in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4) and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 11) and notes receivable (see above). The following table presents the Company’s real estate assets, notes receivable and long-term indebtedness reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures at December 31, 2009:

(in thousands)	Fair value measurements as of December 31, 2009
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including land held for sale	$51,965	$—	$—	$51,965
     Real estate assets, including land held for sale were valued using sales activity for similar assets, current contracts and using inputs management believes are consistent with those that market participants would use.
     At December 31, 2009, the estimated fair value of fixed-rate debt was approximately $1.35 billion (carrying value of $1.38 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s line of credit, is consistent with the carrying value of $323.9 million.
     At December 31, 2009, the estimated fair value of the Company’s notes receivable was approximately $22.2 million based on market rates and similar financing arrangements.
     Accounting Pronouncements Recently Adopted — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, now known as ASC 810-10-65, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements under certain circumstances. ASC 810-10-65 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. ASC 810-10-65 also requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of ASC 810-10-65 became effective for fiscal years beginning after November 15, 2008, including interim periods beginning January 1, 2009. Based on the Company’s evaluation of ASC 810-10-65, the Company has concluded that it will continue to classify its noncontrolling interest related to CRLP common units held by limited partners as “temporary equity” in its consolidated balance sheet. As discussed above, these common units are redeemable for either common shares of the Company or, at the option of the Company, cash equal to the fair market value of a common share at the time of redemption. The Company has classified these common units of CRLP as temporary equity. This is primarily due to the fact that the Company has provided registration rights to CRLP common unitholders, which effectively require the Company to provide the ability to resell exchanged shares under a “resale” registration statement when presented by the exchanging unitholders. As the ability to effectively issue marketable shares under the provision of the registration rights agreements is outside of the exclusive control of the Company, the Company has concluded that it does not meet the requirements for permanent equity classification under the provisions of ASC 815-40, Contracts in an Entity’s Own Equity. All other noncontrolling interests are classified as equity in the accompanying Consolidated Balance Sheets. Also effective with the adoption of ASC 810-10, previously reported noncontrolling interests have been re-characterized on the accompanying Consolidated Statements of Operations to noncontrolling interests and placed below “Net income (loss)” before arriving at “Net income (loss) attributable to parent company.”
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, now known as ASC 260-10-65-2, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC 260, Earnings per Share. Under the guidance in ASC 260-10-65-2, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10-65-2 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented has been adjusted retrospectively. The adoption of ASC 260-10-65-2 requires the Company to include participating securities in the computation of earnings per share calculation (see Note 21). The application of this FSP did not have a material impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, now known as ASC 825-10, Financial Instruments. ASC 825-10 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. ASC 825-10 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, now known as ASC 855-10, Subsequent Events. ASC 855-10 establishes the principles and requirements for recognizing and disclosing subsequent events under GAAP. ASC 855-10 incorporates the principles and accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB, as well as prescribes disclosure regarding the date through which subsequent events have been evaluated. Companies are required to evaluate subsequent events through the date the financial statements are issued. ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material impact on the Company’s consolidated financial statements.
     Accounting Pronouncements Not Yet Effective- In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. FIN 46(R), now known as ASC 810-10-30, Initial Measurement. ASC 810-10-30 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, ASC 810-10-30 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. ASC 810-10-30 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. ASC 810-10-30 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently assessing the impact of ASC 810-10-30.
3. Restructuring Charges
     During 2009, the Company reduced its workforce by 90 employees through the elimination of certain positions resulting in the Company incurring an aggregate of $1.4 million in termination benefits and severance-related charges. Of the $1.4 million in restructuring charges recorded in 2009, approximately $0.5 million was associated with the Company’s multifamily segment, including $0.2 million associated with development personnel, $0.8 million was associated with the Company’s commercial segment, including $0.3 million associated with development personnel and $0.1 million of these restructuring costs were non-divisional charges. Of the $1.4 million of restructuring charges in 2009, $0.7 million is accrued in “Accrued expenses” on the Company’s Consolidated Balance Sheet at December 31, 2009.
     On December 30, 2008, Weston M. Andress resigned from the Company, including his positions as President and Chief Financial Officer and as a member of the Board of Trustees of the Company. In connection with his resignation, the Company and Mr. Andress entered into a severance agreement resulting in a cash payment of $1.3 million. In addition, all of Mr. Andress’ unvested restricted stock and non-qualified stock options granted on his behalf were forfeited, and as a result, previously recognized stock based compensation expense of $1.8 million was reversed. Therefore, due to the resignation of Mr. Andress, a net of ($0.5) million was recognized as “Restructuring charges” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) reducing the Company’s overall expense.
     Additionally, in 2008, the Company reevaluated its operating strategy as it related to certain aspects of its business and decided to postpone/phase future development activities in an effort to focus on maintaining efficient operations of the current portfolio. As a result, the Company reduced its workforce by 87 employees through the elimination of certain positions resulting in the Company incurring an aggregate of $1.5 million in termination benefits and severance related charges. Of the $1.5 million in restructuring charges, approximately $0.6 million was associated with the Company’s multifamily segment, $0.5 million with the Company’s commercial segment and $0.4 million of these restructuring costs were non-divisional charges.
     As a result of the actions noted above in 2008, the Company recognized $1.0 million of restructuring charges during 2008, of which $0.5 million is accrued in “Accrued expenses” on the Company’s Consolidated Balance Sheet at December 31, 2008.

     During 2007, as a direct result of the strategic initiative to become a multifamily focused REIT, the Company incurred $3.0 million in termination benefits and severance costs. Of the $3.0 million in restructuring charges, approximately $0.5 million was associated with the Company’s multifamily segment and $1.0 million with the Company’s commercial segment. The remainder of these restructuring costs was non-divisional charges.
4. Impairment
     High unemployment and overall economic deterioration continued to adversely affect the condominium and single family housing markets in 2009. The for-sale real estate markets remained unstable due to the limited availability of lending and other types of mortgages, the tightening of credit standards and an oversupply of such assets, resulting in reduced sales velocity and reduced pricing in the real estate market.
     During 2009, the Company recorded an impairment charge of $12.4 million. Of the $10.4 million presented in “Impairment and other losses” in continuing operations on the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss), $10.3 million relates to a reduction of the carrying value of certain of its for-sale residential assets, a retail development and certain land parcels. The $2.0 million presented in “Income (loss) from discontinued operations” on the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to the sell out of the remaining units at two of the Company’s condominium conversion properties. The remaining amount in continuing operations, $0.1 million, was recorded as the result of fire damage at one of the Company’s multifamily apartment communities. In addition to these impairment charges, the Company determined that it is probable that it will have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a joint venture asset in which the Company has a 35% noncontrolling interest, and recognized a charge to earnings. This charge is reflected in "(Loss) income from partially-owned unconsolidated entities” on the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss).
     During 2008, the Company recorded an impairment charge of $116.9 million. Of the $93.1 million presented in “Impairment and other losses” in continuing operations on the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss), $35.9 million is attributable to certain of the Company’s completed for-sale residential properties, $36.2 million is attributable to land held for future sale and for-sale residential and mixed-use developments and $19.3 million is attributable to a retail development. The remaining amount in continuing operations, $1.7 million, relates to casualty losses due to fire damage at four apartment communities. The $25.5 million presented in “Income (loss) from discontinued operations” on the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to condominium conversion properties. The impairment charge was calculated as the difference between the estimated fair value of each property and the Company’s current book value plus the estimated costs to complete. The Company also incurred $4.4 million of abandoned pursuit costs as a result of the Company’s decision to postpone future development activities (including previously identified future development projects).
     During 2007, the Company recorded an impairment charge of $46.6 million. The $43.3 million presented in “Impairment and other losses” in continuing operations on the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to a reduction of the carrying value of certain of its for-sale residential developments and condominium conversions to their estimated fair value, due primarily to a softening in the condominium market and certain units that were under contract did not close because buyers elected not to consummate the purchase of the units. The $2.5 million presented in “Income (loss) from discontinued operations” on the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to a retail asset that was subsequently sold during 2007. The remaining amount in continuing operations, $0.8 million, was recorded as the result of casualty losses due to fire damage at two apartment communities.
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

5. Property Acquisitions and Dispositions
     Property Acquisitions
     In September 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, the Company made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. As a result of the preferred equity contribution to the joint venture, the Company began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the quarter ending September 30, 2009. In November 2009, the Company disposed of its 15% ownership interest in the DRA/CRT office joint and acquired 100% ownership of one of the joint venture’s properties, Three Ravinia. In connection with this transaction, the Company made aggregate payments of $127.2 million ($102.5 million of which was used to repay existing indebtedness secured by Three Ravinia). In December 2009, the Company disposed of its 17.1% ownership interest in the OZ/CLP Retail joint venture and made a cash payment of $45.1 million to the joint venture partner. As part of the transaction, the Company received 100% ownership of one of the joint venture assets, Colonial Promenade Alabaster (see Note 9 and 11).
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
     The consolidated operating properties acquired during 2009, 2008 and 2007 are listed below:

		Effective
	Location	Acquisition Date	Units/Square Feet (1)
			(unaudited)
Multifamily Properties:
Colonial Grand at Canyon Creek	Austin, TX	September 14, 2009	236
Colonial Village at Matthews	Charlotte, NC	January 16, 2008	270
Colonial Grand at Old Town Scottsdale North	Phoenix, AZ	January 31, 2007	208
Colonial Grand at Old Town Scottsdale South	Phoenix, AZ	January 31, 2007	264
Colonial Grand at Inverness Commons	Phoenix, AZ	March 1, 2007	300
Merritt at Godley Station	Savannah, GA	May 1, 2007	312

Commercial Properties:
Three Ravinia	Atlanta, GA	November 25, 2009	813,000
Colonial Promenade Alabaster	Birmingham, AL	December 14, 2009	288,000

(1)	Retail square-footage excludes anchored owned-square footage.
     Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of the Company. The cash paid to acquire these properties is included in the consolidated statements of cash flows. For properties acquired through acquisitions, assets were recorded at fair value based on an independent third party appraisal and internal models using assumptions consistent with those made by other market participants. The property acquisitions during 2009, 2008 and 2007 are comprised of the following:

	2009		2008	2007

Assets purchased:
Land, buildings, and equipment	$186,918		$22,297	$144,229

Intangibles (1)	27,510		—	—
Other assets	5,575		—	522

	220,003		22,297	144,751
Notes and mortgages assumed	15,600		(14,700)	(18,944)
Other liabilities assumed or recorded	586		(228)	(407)

Total consideration	$236,189	(2)	$7,369	$125,400

(1)	Includes $13.0 million, $2.0 million and $12.4 million of unamortized in-place lease intangible assets, above (below) market lease intangibles and intangibles related to relationships with customers, respectively.

(2)	See Note 9 and Note 11 regarding details for these transactions.
     The following unaudited pro forma financial information for the years ended December 31, 2009, 2008 and 2007, give effect to the above operating property acquisitions as if they had occurred at the beginning of the periods presented. The information for the year ended December 31, 2009 includes pro forma results for the months during the year prior to the acquisition date and actual results from the date of acquisition through the end of the year. The pro forma results are not intended to be indicative of the results of future operations.

	***** Pro Forma (Unaudited) *****
	Year Ended December 31,
in thousands, except per share data	2009	2008	2007
Total revenue	$361,984	$369,107	$430,618

Net income (loss) available to common shareholders	$2,241	$(52,596)	$344,228

Net income (loss) per common share — dilutive	$0.04	$(1.11)	$7.32
     Property Dispositions — Continuing Operations
     During 2009, 2008 and 2007, the Company sold various consolidated parcels of land for an aggregate sales price of $10.7 million, $16.6 million and $15.2 million, respectively, which were used to repay a portion of the borrowings under the Company’s unsecured credit facility and for general corporate purposes.
     During 2009, the Company sold its joint venture interest in six multifamily apartment communities, representing 1,906 units, its joint venture interest in an office park, representing 689,000 square feet, and its joint venture interest in a retail center, representing 345,000 square feet, for an aggregate sales price of $26.4 million, of which $19.7 million was used to pay the Company’s pro-rata portion of the outstanding debt. The net gains from the sale of these interests, of approximately $4.4 million, are included in “(Loss) income from partially-owned unconsolidated entities” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). In addition to the transactions described above, the Company exited two commercial joint ventures that owned an aggregate of 26 commercial assets (see
Note 9).
     During 2008, the Company sold its 10%-15% joint venture interest in seven multifamily apartment communities representing approximately 1,751 units, its 15% joint venture interest in one office asset representing 0.2 million square feet and its 10% joint venture interest in the GPT/Colonial Retail Joint Venture, which included six retail malls totaling an aggregate 3.9 million square feet, including anchor-owned square footage. The Company’s interests in these properties were sold for approximately $59.7 million. The gains from the sales of these interests are included in “(Loss) income from partially-owned unconsolidated entities” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) (see Note 9).
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
     Property Dispositions — Discontinued Operations
     During 2009, the Company sold a wholly-owned commercial asset containing 286,000 square feet for a total sales price of $20.7 million, and recognized a gain of approximately $1.8 million on the sale. The proceeds were used to repay a portion of the borrowings under the Company’s unsecured credit facility.
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
     In some cases, the Company uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, a portion of the funds were utilized to fund investment activities. The Company incurred an income tax indemnity payment in 2008 of approximately $1.3 million with respect to the decision not to reinvest sales proceeds from a previously tax deferred property exchange that was originally expected to occur in 2008. The payment was a requirement under a contribution agreement between CRLP and existing holders of units in CRLP.
     In accordance with ASC 205-20, Discontinued Operations, net income (loss) and gain (loss) on disposition of operating properties sold through December 31, 2009, in which the Company does not maintain continuing involvement, are reflected in its Consolidated Statements of Operations and Comprehensive Income (Loss) on a comparative basis as “Income (Loss) from discontinued operations” for the years ended December 31, 2009, 2008 and 2007. Following is a listing of the properties the Company disposed of in 2009, 2008 and 2007 that are classified as discontinued operations:

			Units/Square
Property	Location	Date	Feet
			(unaudited)
Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200
Beacon Hill	Charlotte, NC	January 2007	349
Clarion Crossing	Raleigh, NC	January 2007	260
Colonial Grand at Enclave	Atlanta, GA	January 2007	200
Colonial Village at Poplar Place	Atlanta, GA	January 2007	324
Colonial Village at Regency Place	Raleigh, NC	January 2007	180
Colonial Village at Spring Lake	Atlanta, GA	January 2007	188
Colonial Village at Timothy Woods	Athens, GA	January 2007	204
Colonial Grand at Promenade	Montgomery, AL	February 2007	384
Mayflower Seaside	Virginia Beach, VA	June 2007	265
Cape Landing	Myrtle Beach, SC	June 2007	288
Colonial Grand at Natchez Trace	Jackson, MS	June 2007	328
Colonial Grand at The Reservoir	Jackson, MS	June 2007	170
Stonebrook	Atlanta, GA	July 2007	188

Commercial (1)
Colonial Promenade Winter Haven	Orlando, FL	December 2009	286,297
250 Commerce Center	Montgomery, AL	February 2008	37,000
Rivermont Shopping Center	Chattanooga, TN	February 2007	73,481
Colonial Shoppes Yadkinville	Yadkinville, NC	March 2007	90,917
Colonial Shoppes Wekiva	Orlando, FL	May 2007	208,568
Britt David Shopping Center	Columbus, GA	July 2007	102,564
Colonial Mall Decatur	Huntsville, AL	July 2007	495,198
Colonial Mall Lakeshore	Gainesville, GA	July 2007	518,290
Colonial Mall Staunton	Staunton, VA	July 2007	423,967
Colonial Mayberry Mall	Mount Airy, NC	July 2007	149,140
Colonial Promenade Montgomery	Montgomery, AL	July 2007	165,114
Colonial Promenade Montgomery North	Montgomery, AL	July 2007	108,112
Colonial Shoppes Bellwood	Montgomery, AL	July 2007	88,482
Colonial Shoppes McGehee Place	Montgomery, AL	July 2007	98,255
Colonial Shoppes Quaker Village	Greensboro, NC	July 2007	102,223
Olde Town Shopping Center	Montgomery, AL	July 2007	38,660
Village on the Parkway	Dallas, TX	July 2007	381,166
Colonial Center at Mansell Overlook	Atlanta, GA	September 2007	188,478

(1)	Square footage for retail assets excludes anchor-owned square footage.
     Development Dispositions
     During 2009, the Company sold a commercial development, consisting of approximately 159,000 square-feet (excluding anchor-owned square feet) of retail shopping space. The development was sold for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The gain of approximately $4.4 million, net of income taxes, from the sale of this development is included in “Gains from sales of property, net of income taxes” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

     During 2008, the Company recorded gains on sales of commercial developments totaling $1.7 million, net of income taxes. This amount relates to changes in development cost estimates, including stock-based compensation costs, which were capitalized into certain of the Company’s commercial developments that were sold in previous periods.
     In addition, during 2008, the Company recorded a gain on sale of $2.8 million ($1.7 million net of income taxes) from the Colonial Grand at Shelby Farms II multifamily expansion phase development as discussed in Property Dispositions — Discontinued Operations.
     During December 2007, the Company sold 95% of its interest in Colonial Promenade Alabaster II and two build-to-suit outparcels at Colonial Pinnacle Tutwiler II (hhgregg & Havertys) to a joint venture between the Company and Watson LLC (Watson). The retail assets include 418,500 square feet, including anchor-owned square-footage, and are located in Birmingham, Alabama. The Company’s interest was sold for approximately $48.1 million. The Company recognized a gain of approximately $8.3 million after tax and noncontrolling interest on the sale. The Company’s remaining 5% investment in the partnership is comprised of $0.5 million in contributed property and $2.0 million of newly issued mortgage debt. The proceeds from the sale were used to fund other developments and for other general corporate purposes. Because the Company retained an interest in these properties and management and leasing responsibilities for these properties, the gain on the sale was included in continuing operations.
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
     At December 31, 2009, the Company had classified seven for-sale developments as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheets at $65.0 million at December 31, 2009, which represents the lower of depreciated cost or fair value less costs to sell.
     At December 31, 2008, the Company had classified two commercial assets, two condominium conversion properties and six for-sale developments as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheets at $37.2 million, $0.8 million and $64.7 million, respectively, at December 31, 2008, which represents the lower of depreciated cost or fair value less costs to sell.
     In accordance with ASC 205-20, Discontinued Operations, the operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in “Income (Loss) from discontinued operations” on the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented. In addition, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Any impairment losses on assets held for continuing use are included in continuing operations.
     Below is a summary of the operations of the properties sold during 2009, 2008 and 2007 and properties classified as held for sale as of December 31, 2009, that are classified as discontinued operations:

	(in thousands)
	Year Ended December 31,
	2009	2008	2007
Property revenues:
Base rent	$3,526	$12,806	$34,879
Tenant recoveries	202	169	3,640
Other revenue	827	2,169	4,327

Total revenues	4,555	15,144	42,846

Property operating and maintenance expense	1,952	6,772	18,299
Impairment	2,051	25,475	2,500
Depreciation	130	1,694	5,276
Amortization	1	21	184

Total operating expenses	4,134	33,962	26,259
Interest expense	—	183	(3,416)
Interest income	—	—	7
Other	—	—	(2,160)

Income (loss) from discontinued operations before net gain on disposition of discontinued operations	421	(18,635)	11,018
Net gain on disposition of discontinued operations	1,729	43,062	91,144
Noncontrolling interest in CRLP from discontinued operations	(381)	(4,211)	(17,954)
Noncontrolling interest to limited partners	597	449	(3,239)

Income attributable to parent company	$2,366	$20,665	$80,969

6. For-Sale Activities
     During 2009, the Company completed the following transactions:
•	sold the remaining 17 units at the Regents Park for total sales proceeds of $16.3 million. As discussed in Note 4, the Company recorded an impairment charge of $0.3 million;

•	sold the remaining seven units at Azur at Metrowest and 20 units at Capri at Hunter’s Creek for total sales proceeds of $1.1 million;

•	sold the remaining condominium units at Murano at Delray Beach and Portofino at Jensen Beach, 93 units and 118 units, respectively, in two separate bulk transactions for total sales proceeds of $15.7 million. These assets were originally condominium conversion properties but the remaining units were in the multifamily rental pool at time of sale;

•	sold the remaining 14 units at The Grander for total sales proceeds of $3.3 million; and

•	sold the remaining 63 units at Regatta for total sales proceeds of $7.7 million.
     In addition to the units described above, during 2009, the Company sold 41 other units, including 38 for-sale residential units and three lots for aggregate sales proceeds of $11.6 million.
     The total number of units sold for condominium conversion properties, for-sale residential units and lots for the years ended 2009, 2008 and 2007 are as follows:

	2009	2008	2007
For-Sale Residential	132	76	101
Condominium Conversion	238	3	262
Residential Lot	3	1	14
     These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the Company’s unsecured revolving credit facility.

     During 2009, 2008 and 2007, “Gains from sales of property” on the Consolidated Statements of Operations and Comprehensive Income (Loss) included $1.0 million ($0.9 million net of income taxes), $1.7 million ($1.1 million net of income taxes) and $13.2 million ($10.9 million net of income taxes and noncontrolling interest), respectively, from these condominium conversion and for-sale residential sales. A summary of revenues and costs of condominium conversion and for-sale residential sales for 2009, 2008 and 2007 are as follows:

	(in thousands)
	Year Ended December 31,
	2009	2008	2007
Condominium conversion revenues	$16,851	$448	$51,073
Condominium conversion costs	(16,592)	(401)	(40,972)

Gains on condominium conversion sales, before noncontrolling interest and income taxes	259	47	10,101

For-sale residential revenues	38,839	17,851	26,153
For-sale residential costs	(38,161)	(16,226)	(23,016)

Gains on for-sale residential sales, before noncontrolling interest and income taxes	678	1,625	3,137

Noncontrolling interest	—	—	250
Provision for income taxes	(71)	(552)	(2,630)

Gains on condominium conversion and for-sale residential sales, net of noncontrolling interest and income taxes	$866	$1,120	$10,858

     Completed for-sale residential projects of approximately $65.0 million and $64.7 million are reflected in real estate assets held for sale as of December 31, 2009 and 2008, respectively.
     The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For 2009, 2008 and 2007, gains on condominium unit sales, net of income taxes, of $0.2 million, $0.1 million and $9.3 million, respectively, are included in discontinued operations. As of December 31, 2009, the Company had sold all remaining condominium conversion properties.
     For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
7. Land, Buildings and Equipment
     Land, buildings, and equipment consist of the following at December 31, 2009 and 2008:

		(in thousands)
	Useful Lives	2009	2008
Buildings	20 to 40 years	$2,369,035	$2,183,062
Furniture and fixtures	5 or 7 years	118,857	102,501
Equipment	3 or 5 years	36,029	32,057
Land improvements	10 or 15 years	222,231	181,944
Tenant improvements	Life of lease	59,853	42,076

		2,806,005	2,541,640
Accumulated depreciation		(519,728)	(403,858)

		2,286,277	2,137,782
Real estate assets held for sale		65,022	196,284
Land		404,345	331,634

		$2,755,644	$2,665,700

8. Undeveloped Land and Construction in Progress
     During 2009, the Company completed the construction of three wholly-owned multifamily developments adding 1,042 apartment homes to the portfolio. The Company also completed the development of two commercial developments, one of which the Company is a 50% partner, adding an aggregate of 250,000 square feet to the commercial portfolio. These completed developments are:

		Total Units/	Total
		Square Feet (1)	Cost
	Location	(unaudited)	(in thousands)
Completed Developments:

Multifamily Properties
Colonial Grand at Onion Creek	Austin, TX	300	$32,210
Colonial Grand at Ashton Oaks	Austin, TX	362	34,254
Colonial Grand at Desert Vista	Las Vegas, NV	380	51,918

		1,042	$118,382

Commercial Development
Colonial Promenade Tannehill (2)	Birmingham, AL	84	2,964

Total Completed Developments			$121,346

(1)	Square footage is presented in thousands and excludes anchor-owned square footage.

(2)	Total cost and development costs for this completed development, including the portion of the project placed into service during 2008, was $46.9 million, net of $4.5 million, which is expected to be received from local municipalities as reimbursement for infrastructure costs.
     In addition, the Company completed one unconsolidated commercial development, Colonial Pinnacle Turkey Creek III, a joint venture in which we own a 50% interest. This property is a 166,000 square feet development located in Knoxville, Tennessee. The Company’s portion of the project development costs, including land acquisition costs, was $12.4 million and was funded primarily through a secured construction loan.
     The Company has one ongoing consolidated development project as of December 31, 2009, which consists of:

		Total			Costs
		Square		Estimated	Capitalized
		Feet (1)	Estimated	Total Costs	to Date
	Location	(unaudited)	Completion	(in thousands)	(in thousands)
Commercial Project:
Colonial Promenade Craft Farms	Gulf Shores, AL	68	2010	9,900	$6,865

Construction in Progress for Active Developments					$6,865

(1)	Square footage is presented in thousands and excludes anchor-owned square footage.
     Interest capitalized on construction in progress during 2009, 2008 and 2007 was $3.9 million, $25.0 million and $27.1 million, respectively.
     The Company owns approximately $108.6 million of land parcels that are held for future developments. In 2009, the Company elected to defer developments of land parcels held for future development (other than land parcels held for future sale and for-sale residential and mixed-use developments, which the Company plans to sell, as further discussed in Note 5) until the economy improves. These developments and undeveloped land include:

		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)
Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,294
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,155
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,473
Colonial Grand at South End	Charlotte, NC	353	12,084
Colonial Grand at Azure	Las Vegas, NV	188	7,851
Colonial Grand at Cityway	Austin, TX	320	4,980

		2,536	$74,216

Commercial Projects:
Colonial Promenade Huntsville	Huntsville, AL	111	9,712
Colonial Promenade Nord du Lac (3)	Covington, LA	—	37,737

		111	$47,449

Other Projects and Undeveloped Land
Multifamily			3,434
Commercial			48,105
For-Sale Residential (4)			57,031

			$108,570

Consolidated Construction in Progress			$230,235

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square footage.

(2)	This project is part of mixed-use development.

(3)	Costs capitalized to date are net of a $6.5 million impairment charge recorded during 2009 and a $19.3 million impairment charge recorded during 2008.

(4)	These costs are presented net of a $23.2 million non-cash impairment charge recorded on one of the projects in 2007.
     Of these developments, in 2010, the Company expects to resume development on the first phase of the Colonial Promenade Nord du Lac commercial development, located in Covington, Louisiana. During 2009, the Company recorded a $6.5 million non-cash impairment charge on this development. The charge is a result of the Company’s intention to develop a power center in phases over time, as opposed to its original lifestyle center plan.
9. Investment in Partially-Owned Entities and Other Arrangements
     Investments in Consolidated Partially-Owned Entities
     During 2009, the Company agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. In September 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, the Company made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs, and terminated the previous $4.0 million guarantee with respect to the prior loan. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, the Company began consolidating the CMS/Colonial Canyon Creek joint venture, with a fair value of the property of $26.0 million recorded in its financial statements beginning with the quarter ending September 30, 2009. The Company’s determination of fair value was based on inputs management believed were consistent with those other market participants would use.
     During 2008, the Company converted its outstanding note receivable due from the Regents Park Joint Venture to preferred equity after the Regents Park Joint Venture defaulted on this note receivable. The Company negotiated amendments to the operating agreement for the joint venture such that the $29.5 million outstanding balance of the note receivable, as well as all of the Company’s original equity of $3.0 million (plus a preferred return) will receive priority distributions over the joint venture partner’s original equity of $4.5 million (plus a preferred return). The Company also amended the joint venture operating agreement to expressly grant the Company control rights with respect to the management and future funding of this project. As a result of the foregoing, the Company began consolidating this joint venture in its financial statements as of September 30, 2008. During 2009, the Company sold the remaining units in Phase I of the Regents Park Joint Venture.
     Investments in Unconsolidated Partially-Owned Entities
     Investments in unconsolidated partially-owned entities at December 31, 2009 and 2008 consisted of the following:

			(amounts in thousands)
	Percent		As of December 31,
	Owned		2009	2008
Multifamily:
Belterra, Ft. Worth, TX	10.00%		525	616
Regents Park (Phase II), Atlanta, GA	40.00	% (1)	3,387	3,424
CG at Huntcliff, Atlanta, GA	20.00%		1,646	1,894
CG at McKinney, Dallas, TX	25.00	% (1)	1,721	1,521
CG at Research Park, Raleigh, NC	20.00%		914	1,053
CG at Traditions, Gulf Shores, AL	35.00	% (2)	—	570
CMS / Colonial Joint Venture I	—	(3)	—	289
CMS / Colonial Joint Venture II	—	(3)	—	(461)
CMS Florida	—	(3)	—	(561)
CMS Tennessee	—	(3)	—	114
CMS V/CG at Canyon Creek, Austin, TX	25.00	% (4)	—	638
DRA Alabama	—	(5)	—	921
DRA CV at Cary, Raleigh, NC	20.00%		1,440	1,752
DRA Cunningham, Austin, TX	—	(6)	—	896
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,133	1,291

Total Multifamily			10,766	13,957

Commercial
600 Building Partnership, Birmingham, AL	33.33%		154	118
Colonial Center Mansell JV	—	(7)	—	727
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(190)	(173)
Colonial Pinnacle Craft Farms, Gulf Shores, AL	—	(8)	—	823
Colonial Promenade Madison, Huntsville, AL	25.00%		2,119	2,187
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,174	2,378
DRA / CRT JV	—	(9)	—	24,091
DRA / CLP JV	15.00	% (10)	(15,321)	(10,976)
Highway 150, LLC, Birmingham, AL	10.00%		59	67
Huntville TIC, Huntsville, AL	10.00	% (11)	(4,617)	(3,746)
OZRE JV	—	(12)	—	(7,579)
Parkside Drive LLC I, Knoxville, TN	50.00%		3,073	4,673
Parkside Drive LLC II, Knoxville, TN	50.00%		7,210	6,842
Parkway Place Limited Partnership, Huntsville, AL	50.00%		10,168	10,690

Total Commercial			4,829	30,122

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		35	33
Heathrow, Orlando, FL	50.00	% (1)	1,792	2,109

			1,827	2,142

			$17,422	$46,221

Footnotes on following page

(1)	These joint ventures consist of undeveloped land.

(2)	In September 2009, the Company recorded a $0.2 million impairment charge as a result of its noncontrolling interest in this joint venture being other-than-temporarily impaired and a $3.5 million charge to earnings for the probable payment of the partial loan repayment guarantee provided on the original construction loan (see below).

(3)	In July 2009, the Company disposed of its noncontrolling interests in these joint ventures (see below).

(4)	The Company began consolidating this joint venture in its financial statements during the third quarter 2009 (as discussed above).

(5)	In October 2009, the Company disposed of its 10% noncontrolling interest in this joint venture (see below).

(6)	In August 2009, the DRA Cunningham joint venture sold Cunningham, a 280-unit multifamily apartment community (see below).

(7)	In December 2009, the Company sold its 15% noncontrolling interest in this joint venture (see below).

(8)	In April 2009, the Company completed the transaction to transfer its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farm (see below).

(9)	In November 2009, the Company disposed of its 15% noncontrolling interest in this joint venture and obtained 100% interest in one commercial property located in Atlanta, Georgia (see below). This joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas. The Company sold its 15% noncontrolling interest in Decoverly, located in Rockville, Maryland, during May 2008 (see below).

(10)	As of December 31, 2009, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Amount includes the value of the Company’s investment of approximately $17.4 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $32.7 million, which is being amortized over the life of the properties.

(11)	Equity investment includes the Company’s investment of approximately $2.7 million, offset by the excess basis difference on the transaction of approximately $7.3 million, which is being amortized over the life of the properties.

(12)	In December 2009, the Company disposed of its 17.1% noncontrolling interest in this joint venture and obtained 100% interest in one commercial property located in Birmingham, Alabama (see below). This joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas.
     In April 2009, the Company transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. The Company had previously sold 85% of its interest in this development for $45.7 million in July 2007 and recognized a gain of approximately $4.2 million, after tax, from that sale. As a result of this agreement and the resulting valuation, the Company recorded an impairment of approximately $0.7 million with respect to the Company’s remaining equity interest in the joint venture. As part of its agreement to transfer the Company’s remaining interest in Colonial Pinnacle Craft Farms, the Company commenced development of an additional 67,700-square foot phase of a retail shopping center (Colonial Promenade Craft Farms) during 2009, which will be anchored by a 45,600-square-foot Publix. The development is expected to be completed in the second quarter 2010, and costs are anticipated to be $9.9 million.
     In July 2009, the Company closed on the transaction with its joint venture partner CMS in which CMS purchased all of the Company’s noncontrolling interest in four single asset multifamily joint ventures, which includes an aggregate of 1,212 apartment units. The properties included in the four joint ventures are Colonial Grand at Brentwood, Colonial Grand at Mountain Brook, Colonial Village at Palma Sola and Colonial Village at Rocky Ridge. Of the $17.3 million in proceeds, the Company received a $2.0 million cash payment and the remaining $15.3 million was used to repay the associated mortgage debt. The Company recognized a $1.8 million gain on this transaction.
     In August 2009, the DRA Cunningham joint venture sold Cunningham, a 280-unit multifamily apartment community located in Austin, Texas. The Company held a 20% noncontrolling interest in this asset and received $3.6 million for its pro-rata share of the sales proceeds. Of the $3.6 million of proceeds, $2.8 million was used to repay the Company’s pro-rata share of the associated debt on the asset. The Company did not recognize a gain on this transaction.
     The Company owns a 35% noncontrolling joint venture interest in Colonial Grand at Traditions, a 324-unit apartment community located in Gulf Shores, Alabama. In September 2009, the Company determined that its 35% noncontrolling joint venture interest is impaired and that this impairment is other than temporary. As a result, the Company recognized a non-cash impairment charge of $0.2 million during the three months ended September 30, 2009 for this other than temporary impairment. The impairment charge was calculated as the difference between the estimated fair value of our joint venture interest and the current book value of our joint venture interest. See additional discussion below under “Unconsolidated Variable Interest Entities”.
     In October 2009, the Company sold its 10% noncontrolling joint venture interest in Colony Woods (DRA Alabama), a 414-unit multifamily apartment community located in Birmingham, Alabama. The Company received $2.5 million for its portion of the sales proceeds, of which $1.6 million was used to repay the associated mortgage debt and the remaining proceeds were used to repay a portion of the outstanding borrowings on the Company’s unsecured revolving credit facility. The Company recognized a $0.2 million gain on this transaction.

     In November 2009, the Company disposed of its 15% noncontrolling joint venture interest in DRA/CRT, a 17-asset office joint venture. Pursuant to the transaction, the Company transferred its membership interest back to the joint venture. As part of this transaction, the Company acquired 100% ownership of one of the Joint Venture’s properties, Three Ravinia, an 813,000-square-foot, Class A office building located in Atlanta, Georgia and made a cash payment of $24.7 million. In connection with the transaction, the existing indebtedness on Three Ravinia was repaid, which consisted of $102.5 million of loans secured by the Three Ravinia property that were schedule to mature in January 2010, and the corresponding $17.0 million loan guaranty provided by CRLP on Three Ravinia was terminated. The total cash payment of $127.2 million made by the Company to acquire Three Ravinia and to repay the outstanding indebtedness was made through borrowings under the Company’s unsecured credit facility.
     In December 2009, the Company sold its 15% noncontrolling joint venture interest in the Mansell Joint Venture, a suburban office park totaling 689,000 square feet located in Atlanta, Georgia, to the majority partner. The Company received $16.9 million for its portion of the sales proceeds, of which $13.9 million was used to repay the associated mortgage debt and the remaining proceeds, $3.0 million, were used to repay a portion of the outstanding borrowings on the Company’s unsecured revolving credit facility. As a result of this transaction, the Company no longer has an interest in the Mansell Joint Venture.
     In December 2009, the Company disposed of its 17.1% noncontrolling joint venture interest in OZ/CLP Retail, LLC (OZRE) to the OZRE’s majority partner, made a cash payment of $45.1 million that was due by OZRE to repay $38.0 million of mortgage debt and related fees and expenses, and $7.1 million of which was used for the discharge of deferred purchase price owed by OZRE to former unitholders who elected to redeem their units in June 2008. The total cash payment by the Company was made through borrowings under the Company’s unsecured line of credit. In exchange, the Company received 100% ownership of one of the OZRE assets, Colonial Promenade Alabaster, a 612,000-square-foot retail center located in Birmingham, Alabama. As a result of this transaction, the Company no longer has an interest in OZRE.
     During January and February 2008, the Company disposed of its noncontrolling joint venture interests in four multifamily apartment communities, containing an aggregate of 884 units and an aggregate sales price of approximately $11.2 million, which represents the Company’s share of the sales proceeds. The properties sold include:

		Units	Sales Price
	Location	(unaudited)	(in millions)
Park Crossing	Fairfield, CA	200	$3.4
Auberry at Twin Creek	Dallas, TX	216	3.2
Fairmont at Fossil Creek	Fort Worth, TX	240	3.2
Arbors at Windsor Lake	Columbia, SC	228	1.4

		884	$11.2

The proceeds from these dispositions were used to fund future investment activities and for general corporate purposes.
     In February 2008, the Company disposed of its 10% noncontrolling joint venture interest in the GPT/Colonial Retail Joint Venture, which included six retail malls totaling an aggregate of 3.9 million square feet (including anchor-owned square footage). The Company’s interest in this asset was sold for a total sales price of approximately $38.3 million. The proceeds from the sale were used to fund future investment activities and for general corporate purposes.
     In May 2008, the DRA/CRT joint venture distributed Decoverly, a 156,000 square foot office asset located in Rockville, Maryland, to its equity partners (85% to DRA and 15% to the Company). Subsequently, DRA purchased the Company’s 15% noncontrolling joint venture interest in the asset for approximately $5.4 million, including the assumption of $3.8 million of debt and $1.6 million in cash. The proceeds from the sale of this asset were used to fund future investment activities and for general corporate purposes.
     In June 2008, the Company disposed of its 10% noncontrolling joint venture interest in Stone Ridge, a 191-unit multifamily apartment community located in Columbia, South Carolina. The Company’s interest in this asset was sold for a total sales price of approximately $0.8 million. The proceeds were used to fund future investment activities and for general corporate purposes.
     In December 2008, the Company disposed of its 10% noncontrolling joint venture interest in Madison at Shoal Run, a 276-unit multifamily apartment community, and Meadows of Brook Highland, a 400-unit multifamily apartment community, both of which are located in Birmingham, Alabama. The Company’s interests in these assets were sold for a total sales price of $4.1 million and the proceeds were used to fund future investment activities and for general corporate purposes.

     During 2008, the Company disposed of a portion of its noncontrolling interest in the Huntsville TIC through a series of ten transactions. As a result of these transactions, the Company’s interest was effectively reduced from 40.0% to 10.0%. Proceeds from sales totaled $15.7 million. The proceeds from the sale of this interest were used to repay a portion of the borrowings outstanding under the Company’s unsecured line of credit.
     Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the date of the Company’s acquisitions is as follows:

	As of December 31,
(in thousands)	2009	2008

Balance Sheet
Assets
Land, building, & equipment, net	$1,416,526	$3,130,487
Construction in progress	19,695	57,441
Other assets	118,095	317,164

Total assets	$1,554,316	$3,505,092

Liabilities and Partners’ Equity
Notes payable (1)	$1,211,927	$2,711,059
Other liabilities	108,277	156,700
Partners’ Equity	234,112	637,333

Total liabilities and partners’ capital	$1,554,316	$3,505,092

	For the Year Ended December 31,
	2009	2008	2007

Statement of Operations
Revenues	$395,686	$457,088	$425,115
Operating expenses	(173,705)	(180,731)	(174,278)
Interest expense	(139,309)	(165,258)	(154,896)
Depreciation, amortization and other	(158,013)	(159,426)	(68,927)

Net (loss) income (2)	$(75,341)	$(48,327)	$27,014

(1)	The Company’s pro rata portion of indebtedness, as calculated based on ownership percentage, at December 31, 2009 and 2008 was $239.1 million and $476.3 million, respectively.

(2)	In addition to the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “(Loss) income from partially-owned unconsolidated entities” of ($1.2) million and $12.5 million for the years ended December 31, 2009 and 2008, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.
     Investments in Variable Interest Entities
     The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary.
     Based on the Company’s evaluation, as of December 31, 2009, the Company does not have a controlling interest in, nor is the Company the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above “Investments in Consolidated Partially-Owned Entities”, CMS/Colonial Canyon Creek, which the Company began consolidating in September 2009 (see Note 19).
     Unconsolidated Variable Interest Entities
     As of December 31, 2009, the Company has an interest in one VIE with significant variable interests for which the Company is not the primary beneficiary.
     At the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. The

Company and its joint venture partner each committed to provide 50% of the guarantee, which is different from the venture’s voting and economic interests. As a result, this investment qualifies as a VIE but the Company has determined that it would not absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment. In September 2009, CRLP determined that it was probable that the Company will have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions and recognized a charge to earnings. In addition, the Company determined that its 35% noncontrolling joint venture interest was impaired and that this impairment was other than temporary. As a result, CRLP wrote-off its investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the quarter ended September 30, 2009.
     In connection with the acquisition of CRT with DRA in September 2005, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT joint venture with respect to 10 of the CRT properties. In connection with the Company’s disposition of its 15% interest in the DRA/CRT joint venture in November 2009, the above described guarantee was terminated (see Note 11).
10. Segment Information
     Prior to December 31, 2008, the Company had four operating segments: multifamily, office, retail and for-sale residential. Since January 1, 2009, the Company has managed its business based on the performance of two operating segments: multifamily and commercial. The change in reporting segments is a result of the Company’s strategic initiative to reorganize and streamline the Company’s business as a multifamily-focused REIT.
     The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment. The multifamily management team is responsible for all aspects of for-sale developments, including disposition activities, as well as the condominium conversion properties and related sales. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations (which were previously reported as a separate operating segment) in the periods presented. Commercial management is responsible for all aspects of our commercial property operations, including the management and leasing services for our 45 commercial properties, as well as third-party management services for commercial properties in which we do not have an ownership interest and for brokerage services in other commercial property transactions.
     The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Management evaluates the performance of its for-sale residential business based on net gains / losses. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the years ended December 31, 2009, 2008 and 2007, and total segment assets to total assets as of December 31, 2009 and 2008. Additionally, the Company’s net losses on for-sale residential projects for the years ended December 31, 2009, 2008 and 2007 are presented below:

	For the Year Ended December 31,
(in thousands)	2009	2008	2007
Revenues:
Segment Revenues:
Multifamily	$307,204	$314,563	$307,936
Commercial	91,433	94,107	169,396

Total Segment Revenues	398,637	408,670	477,332

Partially-owned unconsolidated entities — Multifamily	(6,500)	(8,604)	(10,287)
Partially-owned unconsolidated entities — Commercial	(62,269)	(69,819)	(60,420)
Construction revenues	36	10,137	38,448
Other non-property related revenue	15,003	18,327	19,344
Discontinued operations property revenues	(4,555)	(15,144)	(42,846)

Total Consolidated Revenues	340,352	343,567	421,571

NOI:
Segment NOI:
Multifamily	177,098	188,256	182,950
Commercial	58,257	60,821	111,234

Total Segment NOI	235,355	249,077	294,184

Partially-owned unconsolidated entities — Multifamily	(3,224)	(4,224)	(4,963)
Partially-owned unconsolidated entities — Commercial	(39,558)	(43,895)	(37,214)
Other non-property related revenue	15,003	18,327	19,344
Discontinued operations property NOI	(552)	17,103	(22,047)
Impairment — discontinued ops (1)	(2,051)	(25,475)	(2,500)
Impairment and other losses — continuing ops (1)	(10,390)	(93,100)	(44,129)
Construction NOI	1	607	3,902
Property management expenses	(7,749)	(8,426)	(12,178)
General and administrative expenses	(17,940)	(23,185)	(25,650)
Management fee and other expenses	(14,184)	(15,153)	(15,665)
Restructuring charge	(1,400)	(1,028)	(3,019)
Investment and development	(1,989)	(4,358)	(1,516)
Depreciation	(113,100)	(101,342)	(108,771)
Amortization	(4,090)	(3,371)	(10,475)

Income (loss) from operations	34,132	(38,443)	29,303

Total other income (expense), net (2)	(21,104)	(36,505)	247,108

Income (loss) from continuing operations	$13,028	$(74,948)	$276,411

	December 31,	December 31,
(in thousands)	2009	2008
Assets
Segment Assets
Multifamily	$2,502,772	$2,579,376
Commercial	538,046	402,914

Total Segment Assets	3,040,818	2,982,290

Unallocated corporate assets (3)	131,814	172,879

	$3,172,632	$3,155,169

Footnotes on following page

(1)	See Note 4 — “Impairment” for details of these charges.

(2)	For-sale residential activities including net gain on sales and income tax expense (benefit) are included in other income. (See table below for additional details on for-sale residential activities and also Note 6 related to for-sale activities).

(3)	Includes the Company’s investment in partially-owned entities of $17,422 and $46,221 as of December 31, 2009 and 2008, respectively.
     For-Sale Residential
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

	For the Year Ended December 31,
(in thousands)	2009	2008	2007
Gains on for-sale residential sales	$678	$1,625	$3,137
Impairment	(818)	(35,900)	(43,300)
Income tax (expense) benefit	(1)	(562)	15,398

Loss from for-sale residential sales	$(141)	$(34,837)	$(24,765)

11. Notes and Mortgages Payable
     Notes and mortgages payable at December 31, 2009 and 2008 consist of the following:

	(in thousands)
	For the year ended December 31,
	2009	2008
Unsecured credit facility	$310,546	$311,630
Mortgages and other notes:
3.15% to 6.00%	612,862	755,786
6.01% to 6.88%	740,935	649,603
6.89% to 8.80%	40,000	45,000

	$1,704,343	$1,762,019

     In the first quarter of 2009, the Company, through a wholly-owned special purpose subsidiary of CRLP, closed on a $350 million collateralized credit facility (the “First FNM Facility”) originated by PNC ARCS LLC for repurchase by Fannie Mae. Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the First FNM Facility is 6.04%. The First FNM Facility matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The First FNM Facility is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire First FNM Facility amount was drawn on February 27, 2009. The proceeds from the First FNM Facility were used to repay a portion of the outstanding borrowings under the Company’s $675.0 million unsecured credit facility.
     In the second quarter of 2009, the Company, through a wholly-owned special purpose subsidiary of CRLP, closed on a $156.4 million collateralized credit facility (the “Second FNM Facility”) originated by Grandbridge Real Estate Capital LLC for repurchase by Fannie Mae. Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for the Second FNM Facility is 5.31%. The Second FNM Facility matures on June 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required to the maturity date. The Second FNM Facility is collateralized by eight multifamily properties totaling 2,816 units. The entire Second FNM Facility amount was drawn on May 29, 2009. The proceeds from the Second FNM Facility were used to repay a portion of the outstanding borrowings under the Company’s $675.0 million unsecured credit facility.
     As of December 31, 2009, CRLP, with the Company as guarantor, had a $675.0 million unsecured credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as

Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 15, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wachovia that will expire on June 15, 2012. The cash management line had an outstanding balance of $18.5 million as of December 31, 2009.
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
     The Credit Facility and the cash management line, which are primarily used by the Company to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an outstanding balance at December 31, 2009 of $310.5 million. The interest rate of the Credit Facility (including the cash management line) was 1.28% and 2.04% at December 31, 2009 and 2008, respectively.
     The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as they become due. At December 31, 2009, the Company was in compliance with these covenants. Specific financial ratios with which the Company must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio as well as the Debt to Total Asset Value Ratio. Both of these ratios are measured quarterly. The Fixed Charge ratio generally requires that the Company’s earnings before interest, taxes, depreciation and amortization be at least equal to 1.5 times the Company’s Fixed Charges. Fixed Charges generally include interest payments (including capitalized interest) and preferred dividends. The Debt to Total Asset Value ratio generally requires the Company’s debt to be less than 60% of its total asset value. As of December 31, 2009, the Fixed Charge ratio was 1.69 times and the Debt to Total Asset Value ratio was 53.7%. The Company does not anticipate any events of noncompliance with either of these ratios in 2010. However, given the ongoing recession and continued uncertainty in the stock and credit markets, there can be no assurance that we will be able to maintain compliance with these ratios and other debt covenants in the future, particularly if conditions worsen.
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
     At December 31, 2009, the Company had $323.9 million in unsecured indebtedness including balances outstanding under its Credit Facility and certain other notes payable. The remainder of the Company’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of approximately $1.4 billion at December 31, 2009.
     The aggregate maturities of notes and mortgages payable, including the Company’s Credit Facility at December 31, 2009, were as follows:

(in thousands)
2010	$44,202
2011	57,085
2012 (1)	390,272
2013	99,437
2014	200,229
Thereafter	913,118

$1,704,343

(1)	Year 2012 includes $310.5 million outstanding on the Company’s credit facility as of December 31, 2009, which matures in June 2012.

     Based on borrowing rates available to the Company for notes and mortgages payable with similar terms, the estimated fair value of the Company’s notes and mortgages payable at December 31, 2009 and 2008 was approximately $1.4 billion and $1.5 billion, respectively.
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
     During March 2008, the Company refinanced mortgages associated with two of its multifamily apartment communities, Colonial Grand at Trinity Commons, a 462-unit apartment community located in Raleigh, North Carolina, and Colonial Grand at Wilmington, a 390-unit apartment community located in Wilmington, North Carolina. The Company financed an aggregate of $57.6 million, at a weighted average interest rate of 5.4%. The loan proceeds were used to repay the mortgages of $29.0 million and the balance was used to pay down the Credit Facility.
     During September 2008, the Company refinanced a mortgage associated with Colonial Village at Timber Crest, a 282-unit apartment community located in Charlotte, North Carolina. Loan proceeds were $13.7 million, with a floating interest rate of LIBOR plus 292 basis points, which was 3.2% at December 31, 2009. The proceeds, along with additional borrowings of $0.6 million from the Company’s Credit Facility, were used to repay the $14.3 million outstanding mortgage.
     Unsecured Senior Notes Repurchases
     In January 2008, the Company’s Board of Trustees authorized the repurchase up to $50.0 million of outstanding unsecured senior notes of CLRP. In addition, during 2008, the Company’s Board of Trustees authorized the repurchase of an additional $500.0 million of outstanding unsecured senior notes of CRLP under a senior note repurchase program. On December 31, 2009, the Company’s unsecured notes repurchase program expired (see Note 22).
     Repurchases of unsecured senior notes during 2009 are as follows:

			Average
		Average	Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain (1)
1st Quarter	$96.9	27.1%	12.64%	$24.2
2nd Quarter (2)	315.5	5.9%	6.75%	16.2
3rd Quarter (3)	166.8	10.0%	7.87%	14.3
4th Quarter	—	—	—	—

Year-to-Date	$579.2	10.6%	8.06%	$54.7

(1)	Gains are presented net of the loss on hedging activities of $1.1 million recorded during the three months ended March 31, 2009 and $0.6 million recorded during the three months ended September 30, 2009 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.

(2)	Repurchases include $250.0 million repurchased pursuant to the Company’s tender offer that closed on May 4, 2009, which was conducted outside of the senior note repurchase program.

(3)	Repurchases include $148.2 million repurchased pursuant to the Company’s tender offer that closed on August 31, 2009, which was conducted outside of the senior note repurchase program.

     Repurchases of unsecured senior notes during 2008 were as follows:

			Average
		Average	Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain (1)
1st Quarter	$50.0	12.0%	8.18%	$5.5
2nd Quarter	31.8	10.0%	7.80%	2.7
3rd Quarter	57.8	5.0%	7.40%	2.6
4th Quarter	55.4	9.8%	10.42%	4.8

Total	$195.0	9.1%	8.53%	$15.6

(1)	Gains are presented net of the loss on hedging activities of $0.4 million recorded during the three months ended December 31, 2008 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.
     Unconsolidated Joint Venture Financing Activity
     In November 2009, as part of the DRA/CRT disposition transaction described in Note 9 above, the existing indebtedness on Three Ravinia was repaid, which consisted of $102.5 million of loans secured by the Three Ravinia property that were schedule to mature in January 2010, and the corresponding $17.0 million loan guaranty provided by the Company on Three Ravinia was terminated. The total cash payment of $127.2 million made by the Company to acquire Three Ravinia and to repay the outstanding indebtedness was made through borrowings under the Company’s unsecured credit facility. As a result of this transaction, the Company is no longer responsible for the loans collateralized by Broward Financial Center, located in Ft. Lauderdale, Florida, which matured in March of 2009 and Charlotte University Center, located in Charlotte, North Carolina and Orlando University Center, located in Orlando, Florida, which matures September 2010.
     At the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture, which matures in March 2010. The joint venture is currently in negotiations with the lender regarding refinancing options (see Note 19).
     As of December 31, 2009, the Colonial Promenade Smyrna joint venture had $29.6 million outstanding on the construction loan, which matured in December 2009. The joint venture is currently in negotiations with the lender regarding refinancing options.
     There can be no assurance that the Company’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to the Company’s joint venture interests discussed in the “Item 1A: Risk Factors” on this Form 10-K, may materially adversely impact the value of the Company’s joint venture interests, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
12. Derivative Instruments
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
     The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not have any active cash flow hedges during the three or twelve months ended December 31, 2009.
     At December 31, 2009, the Company had $3.0 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on the Company’s variable-rate debt or to “(Losses) gains on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of the repurchases of senior notes of CRLP. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt were $0.5 million for each of the twelve months ended December 31, 2009 and 2008. For the twelve months ended December 31, 2009 and 2008, the change in “Accumulated other comprehensive loss” for reclassification to “(Losses) gains on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of the repurchases of senior notes of CRLP was $1.7 million and $0.4 million, respectively.
     Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. As of December 31, 2009, the Company had no derivatives that were not designated as a hedge in a qualifying hedging relationship.
     The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) as of December 31, 2009.
13. Capital Structure
     Company ownership is maintained through common shares of beneficial interest (the “common shares”), preferred shares of beneficial interest (the “preferred shares”) and noncontrolling interest in CRLP (the “units”). Common shareholders represent public equity owners and common unitholders represent noncontrolling interest owners. Each unit may be redeemed for either one common share or, at the option of the Company, cash equal to the fair market value of a common share at the time of redemption. When a common unitholder redeems a unit for a common share or cash, noncontrolling interest is reduced. In addition, the Company has acquired properties since its formation by issuing distribution paying and non-distribution paying units. The non-distribution paying units convert to distribution paying units at various dates subsequent to their original issuance. At December 31, 2009 and 2008, 8,162,845 and 8,860,971 units were outstanding, respectively, all of which were distribution paying units.
     Other Capital Events
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
14. Equity Offerings
     October 2009 Equity Offering
     In October 2009, the Company completed an equity offering of 12,109,500 common shares, including shares issued to cover over-allotments, at $9.50 per share. Total net proceeds from this offering were approximately $109.8 million after deducting the underwriting discount and other offering expenses payable by the Company. These proceeds were used to pay down a portion of the outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 12,109,500 common units to the Trust, at $9.50 per unit, for the common shares issued by the Trust in the equity offering.

     At-the-Market Continuous Equity Offering Program
     In April 2009, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of common shares under an at-the-market continuous equity offering program.
     During 2009, the Trust issued a total of 4,802,971 shares at a weighted average issue price of $9.07 per share generating net proceeds of approximately $42.6 million, which includes $1.0 million of one-time administrative costs. These proceeds were used to pay down a portion of the outstanding borrowings on the Company’s unsecured credit facility. Following completion of the Company’s equity offering on October 6, 2009, the Company terminated this program (see Note 22). Pursuant to the CRLP partnership agreement, CRLP issued 4,802,971 common units to the Trust, at a weighted average issue price of $9.07 per share, in connection with the continuous equity issuance program.
     Repurchases of Series D Preferred Depositary Shares
     In April 2003, the Trust issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series D Preferred Shares”). The depositary shares are currently callable by the Company and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.
     In January 2008, the Board of Trustees authorized the repurchase of up to $25.0 million of the Trust’s 8 1/8% Series D preferred depositary shares (and a corresponding amount of Series D Preferred Units) in a limited number of separate, privately negotiated transactions. In October 2008, the Board of Trustees authorized a repurchase program which allows the repurchase of up to an additional $25.0 million of the Trust’s outstanding 8 1/8% Series D preferred depositary shares (and a corresponding amount of Series D Preferred Units) over a 12 month period. This repurchase program expired in October 2009.
     During 2009, the Trust repurchased 6,515 of its outstanding 8 1/8% Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $0.1 million, at an average price of $19.46 per depositary share. The Trust received an approximate $36,000 discount to the liquidation preference price of $25.00 per depositary share on the repurchase and wrote-off an immaterial amount of issuance costs. In connection with the repurchase of the Series D preferred depositary shares, CRLP also repurchased a corresponding amount of Series D Preferred Units.
     During 2008, the Trust repurchased 988,750 of its outstanding 8 1/8% Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $24.0 million, at an average price of $24.17 per depositary share. The Trust received an approximate $0.8 million discount to the liquidation preference price of $25.00 per depositary share on the repurchase and wrote-off approximately $0.9 million of issuance costs. In connection with the repurchase of the Series D preferred depositary shares, CRLP also repurchased a corresponding amount of Series D Preferred Units.
     Other Transactions
     In June 2007, the Company implemented its strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company’s wholly-owned office and retail properties were transferred into separate joint ventures (i.e., the DRA/CLP JV and the OZRE JV). In connection with these transactions, all limited partners of CRLP were distributed units in the DRA/CLP JV and the OZRE JV based on 85% of their ownership interest in CRLP. The Company recorded this distribution at book value, which reduced common unit equity by approximately $41.0 million during 2007.
     In April 2005, in connection with the acquisition of Cornerstone Realty Income Trust, the Company issued 5,326,349 Series E preferred depositary shares each representing 1/100th of a 7.62% Series E Cumulative Redeemable Preferred Share of Beneficial Interest, liquidation preference $2,500 per share, of the Company. In February 2006, the Company announced the Board of Trustees’ authorization of the repurchase of up to $65.0 million of the Company’s Series E depositary shares. During 2006, the Company repurchased 1,135,935 million Series E depositary shares for a total cost of approximately $28.5 million. The Company wrote off approximately $0.3 million of issuance costs associated with this redemption. In April 2007, the Trust’s Board of Trustees authorized the redemption of, and in May 2007 the Company redeemed all of, its remaining outstanding 4,190,414 Series E depositary shares (and a corresponding number of Series E Preferred Units of CRLP) for a total cost of $104.8 million. In connection with this redemption, the Company wrote off $0.3 million of associated issuance costs. The redemption price was $25.00 per Series E depositary share plus accrued and unpaid dividends for the period from April 1, 2007 through and including the redemption date, for an aggregate redemption price per Series E depositary share of $25.3175.

15. Share-based Compensation
     Incentive Share Plans
     On March 7, 2008, the Board of Trustees approved the 2008 Omnibus Incentive Plan (the “2008 Plan”). The 2008 Plan was approved by the Company’s shareholders on April 23, 2008. The Third Amended and Restated Share Option and Restricted Share Plan (the “Prior Plan”) expired by its terms in April 2008. The 2008 Plan provides the Company with the opportunity to grant long-term incentive awards to employees and non-employee directors, as well independent contractors, as appropriate. The 2008 Plan authorizes the grant of seven types of share-based awards – share options, restricted shares, unrestricted shares, share units, share appreciation rights, performance shares and performance units. Five million common shares were reserved for issuance under the 2008 Plan. At December 31, 2009, 4,083,944 shares were available for issuance under the 2008 Plan.
     In connection with the grant of options under the 2008 Plan, the Executive Compensation Committee of the Board of Trustees determines the option exercise period and any vesting requirements. All outstanding options granted to date under the 2008 Plan and the Prior Plan have a term of ten years and vest over a periods ranging from one to five years. Similarly, restricted shares vest over periods ranging from one to five years.
     Compensation costs for share options have been valued on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option pricing model were as follows:

		December 31,
	2009	2008	2007
Dividend yield	5.25%	7.92%	5.76%
Expected volatility	48.83%	20.70%	19.42%
Risk-free interest rate	2.98%	3.77%	4.64%
Expected option term (years)	6.5	7.1	7.2
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
     During the year ended December 31, 2009, the Company granted share options to purchase 50,474 common shares to the Company’s employees and trustees. For the years ended December 31, 2009, 2008 and 2007, the Company recognized compensation expense related to share options of $0.3 million, $0.3 million ($0.1 million of compensation expense related to share options was reversed due to the Company’s restructuring) and $0.7 million, respectively. Upon the exercise of share options, the Company issues common shares from authorized but unissued common shares. There were no options exercised during 2009. Total cash proceeds from exercise of stock options were $1.1 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively.
     The following table presents a summary of share option activity under all plans for the year ended December 31, 2009:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	1,524,385	$24.00
Granted	50,474	7.05
Exercised	—	—
Forfeited	(213,448)	23.59

Options outstanding, end of period	1,361,411	$23.44

     The weighted average grant date fair value of options granted in 2009, 2008 and 2007 was $1.89, $1.40 and $5.13, respectively. There were no options exercised during 2009. The total intrinsic value of options exercised during 2008 and 2007 was $0.5 million and $2.9 million, respectively.

     As of December 31, 2009, the Company had approximately 1.4 million share options outstanding with a weighted average exercise price of $23.44 and a weighted average remaining contractual life of 3.9 years. The intrinsic value for the share options outstanding as of December 31, 2009 was $0.2 million. The total number of exercisable options at December 31, 2009 was approximately 1.2 million. As of December 31, 2009, the weighted average exercise price of exercisable options was $23.56 and the weighted average remaining contractual life was 3.2 years for these exercisable options. These exercisable options did not have an aggregate intrinsic value at December 31, 2009. As of December 31, 2009, the total number of options expected to vest is approximately 0.2 million. The weighted average exercise price of options expected to vest is $22.69 and the weighted average remaining contractual life is 8.1 years. The options expected to vest have an aggregate intrinsic value at December 31, 2009 of $0.2 million. At December 31, 2009, there was $0.3 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted average period of 1.6 years.
     The following table presents the change in nonvested restricted share awards:

		Weighted Average
	For the Year Ended	Grant Date
	December 31, 2009	Fair Value
Nonvested Restricted Shares, December 31, 2008	408,537	$32.08

Granted	31,870	7.56
Vested	(107,442)	28.30
Cancelled/Forfeited	(64,793)	21.06

Nonvested Restricted Shares, December 31, 2009	268,172	$33.47

     The weighted average grant date fair value of restricted share awards issued during 2009, 2008 and 2007 was $7.56, $21.38 and $40.44, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company recognized compensation expense related to restricted share awards of $2.6 million, $3.3 million ($1.0 million of compensation expense related to restricted share awards was reversed and $0.2 million was accelerated due to the Company’s restructuring) and $3.9 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company separately capitalized $0.1 million, $1.3 million and $5.4 million, respectively, for restricted share awards granted in connection with certain real estate developments. The total intrinsic value for restricted share awards that vested during 2009, 2008 and 2007 was $0.8 million, $2.6 million and $3.2 million, respectively. At December 31, 2009, the unrecognized compensation cost related to nonvested restricted share awards is $3.6 million, which is expected to be recognized over a weighted average period of 1.5 years.
     Adoption of Incentive Program
     On April 26, 2006, the Executive Compensation Committee of the Board of Trustees of the Company adopted a new incentive program in which seven executive officers of the Company participate. The program provided for the following awards:
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
     A participant would forfeit his right to receive a performance payment if the participant’s employment were terminated prior to the end of the Performance Period, unless termination of employment resulted from the participant’s death or disability, in which case the participant (or the participant’s beneficiary) would earn a pro-rata portion of the applicable award. Performance payments, if earned, were payable in cash, common shares or a combination of the two. Each performance award had a specified threshold, target and maximum payout amounts ranging from $5,000 to $6,000,000 per participant. The performance awards were valued with a binomial model by a third party valuation firm. The performance awards, which had a fair value on the grant date of $5.4 million ($4.9 million net of estimated forfeitures), were valued as equity awards tied to a market condition.

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
     To calculate Total Shareholder Return for each company that was defined by the Trust’s Board of Trustees as a peer, the Company compared the projected December 31, 2008 stock price plus the expected cumulative dividends paid during the performance measurement period to the actual closing price on December 31, 2005. The last (normalized) dividend payment made for each such company in 2005 was annualized and this annual dividend amount was assumed to be paid in each year of the performance measurement period.
     Due to the fact that the form of payout (cash, common shares, or a combination of the two) is determined solely by the Trust’s Board of Trustees, and not the employee, the grant was valued as an equity award.
     For the years ended December 31, 2008, 2007 and 2006, the Company recognized $1.4 million, $1.9 million and $1.3 million, respectively, of compensation expense attributable to the performance based share awards. As a result of the departure of certain grantees of performance based share awards, the Company reduced compensation expense by $1.0 million during 2008. As of December 31, 2008, these awards were fully expensed.
     Employee Share Purchase Plan
     The Company maintains an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Company, through payroll deductions, to purchase common shares at market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Company issued 16,567, 9,405 and 3,725 common shares pursuant to the Purchase Plan during 2009, 2008 and 2007, respectively.
16. Employee Benefits
     Noncontributory Defined Benefit Pension Plan
     Employees of the Company hired prior to January 1, 2002 participate in a noncontributory defined benefit pension plan designed to cover substantially all employees. During 2007, the Trust’s Board of Trustees approved the termination of its noncontributory defined benefit pension plan. Accordingly, during 2007, the Company expensed $2.3 million in connection with this termination, including a one-time pension bonus of approximately $1.4 million. As of December 31, 2007, the termination of the pension plan was substantially complete. In addition, the remaining settlement payments of $0.5 million were paid in 2008 upon final determination from the IRS.
     401(k) Plan
     The Company maintains a 401(k) plan covering all eligible employees. From January 1 — June 30, 2009, this plan provided, with certain restrictions, that employees could contribute a portion of their earnings with the Company matching 100% of such contributions up to 4% and 50% on contributions between 4% and 6%, solely at its discretion. Effective July 1, 2009, the Company’s Executive Committee, as authorized by the Board of Trustees, exercised its option to stop the matching contribution. Prior to December 31, 2007, this plan provided, with certain restrictions, that employees may contribute a portion of their earnings with the Company matching one-half of such contributions up to 6%, solely at its discretion. Contributions by the Company were approximately $0.8 million, $2.0 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
     Income tax expense of CPSI for the years ended December 31, 2009, 2008 and 2007 is comprised of the following:

	(in thousands)
	2009	2008	2007
Current tax expense (benefit):
Federal	$(17,370)	$(10,417)	$7,929
State	158	56	1,401

	(17,212)	(10,361)	9,330

Deferred tax expense (benefit):
Federal	9,311	11,063	(14,187)
State	—	72	(2,587)

	9,311	11,135	(16,774)

Total income tax (benefit) expense	$(7,901)	$774	$(7,444)

Income tax expense — discontinued operations	$70	$1,064	$1,839
Income tax (benefit) expense — continuing operations	$(7,971)	$1,838	$(5,605)
     In 2009, 2008 and 2007, income tax expense resulting from condominium conversion unit sales was allocated to discontinued operations (see Note 6).
     The components of CPSI’s deferred income tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	(in thousands)
	2009	2008
Deferred tax assets:
Real estate asset basis differences	$—	$84
Impairments	27,659	44,550
Deferred revenue	1,324	1,971
Deferred expenses	6,712	—
Allowance for doubtful accounts	237	737
Accrued liabilities	351	340

	$36,283	$47,682

Deferred tax liabilities:
Real estate asset basis differences	(3,683)	(4,088)

	(3,683)	(4,088)

Net deferred tax assets, before valuation allowance	$32,600	$43,594

Valuation allowance	(32,600)	(34,283)

Net deferred tax assets, included in other assets	$—	$9,311

     Reconciliations of the 2009 and 2008 effective tax rates of CPSI to the federal statutory rate are detailed below. As shown above, a portion of the 2009 and 2008 income tax expense was allocated to discontinued operations.

	2009	2008
Federal tax rate	35.00%	35.00%

Valuation reserve	15.17%	-35.87%
State income tax, net of federal income tax benefit	—	-0.10%
Other	-0.02%	0.07%

CPSI provision for income taxes	50.15%	-0.90%

     For the years ended December 31, 2009 and 2008, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee and the margin-based tax in Texas.
18. Leasing Operations
     The Company’s business includes leasing and management of multifamily and commercial properties. For commercial properties owned by the Company, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2009 are as follows:

(amounts in thousands)
2010	$35,867
2011	35,416
2012	33,329
2013	32,145
2014	30,240
Thereafter	132,744

$299,741

     The noncancelable leases are with tenants engaged in commercial operations in Alabama, Florida, Georgia and North Carolina. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2009 balance sheet. However, financial difficulties of tenants could impact their ability to make lease payments on a timely basis which could result in actual lease payments being less than amounts shown above. Leases with residents in multifamily properties are generally for one year or less and are thus excluded from the above table.

Substantially all of the Company’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.
     Rental income from continuing operations for 2009, 2008 and 2007 includes percentage rent of $0.2 million, $0.4 million and $0.9 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.
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
     The Company is continuing to evaluate its options and investigate certain of these claims, including possible claims against the contractor and other parties. The Company intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
     In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at December 31, 2009 and 2008. At December 31, 2009 and December 31, 2008, no liability was recorded for these guarantees.
     During 2009, the Company postponed most future development activities. Of these developments, the only one that the Company currently expects to resume development on in 2010 is the first phase of the Nor du Lac commercial development, located in Covington, Louisiana. During 2009, the Company evaluated various alternatives for this development, including with respect to its existing contractual obligations to certain future tenants who had previously committed to this development. The Company’s intention is to develop a power center in phases over time, as opposed to our original lifestyle center plan. In July 2009, the Company decided to hold this project for investment purposes. If the Company is unable to reach alternative agreements with these future tenants, the tenants may choose not to participate in this development or seek damages from the Company as a result of the postponement of the development, or both.
     During 2009, the Company, through a wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac community development district (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds. As a result of the solicitation, during 2009, the Company purchased all $24.0 million of the outstanding CDD bonds for total consideration of $22.0 million, representing an 8.2% discount to the par amount. In December 2009, the CDD was dissolved, which resulted in the release of the remaining net cash proceeds of $17.4 million received from the bond issuance, which were then being held in escrow. In connection with this transaction, the Company’s “other liabilities” were reduced by $24.0 million, of which $1.6 million, representing the discount on the purchase of the bonds, net of interest and fees, was treated as a non-cash transaction and a reduction to basis. In accordance with EITF 91-10, now known as ASC 970-470-05, the Company recorded restricted cash and other liabilities for $24.0 million when the CDD bonds were issued. This issuance was treated as a non-cash transaction in the Company’s Consolidated Statements of Cash Flows for the twelve months ended December 31, 2008.

     In connection with the commercial joint venture transactions completed in 2007, the Company assumed certain contingent obligations for a total of $15.7 million, of which $6.3 million remains outstanding as of December 31, 2009.
     As of December 31, 2009, the Company is self insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $1.0 million per person.
     The Company is a party to various other legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of the Company.
     Guarantees and Other Arrangements
     Active Guarantees
     During April 2007, the Company and its joint venture partner each committed to guarantee up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. The Company and its joint venture partner each committed to provide 50% of the guarantee. Construction at this site is complete as the project was placed into service during 2008. As of December 31, 2009, the joint venture had drawn $33.4 million on the construction loan, which matures in March 2010. On September 25, 2009, the Company determined it was probable that it would have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan. Accordingly, at December 31, 2009, $3.5 million was recorded for the guarantee (see Note 9).
     During November 2006, the Company and its joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is complete as the project was placed into service during 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. As of December 31, 2009, the Colonial Promenade Smyrna joint venture had $29.6 million outstanding on the construction loan, which matured in December 2009. The joint venture is currently in negotiations with the lender with respect to refinancing options. At December 31, 2009, no liability was recorded for the guarantee.
     In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2009, the total amount of debt of the joint venture was approximately $16.1 million and the debt matures in December 2012. At December 31, 2009, no liability was recorded for the guarantee.
     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $21.2 million at December 31, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.
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
     Terminated Guarantees
     During February 2006, the Company committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. Construction at this site is complete as the project was placed into service during 2007. In July 2009, the Company agreed to certain amendments to the partnership agreement with CMS with respect to the CMS/Colonial Canyon Creek joint venture, pursuant to which the Company agreed to provide an additional contribution in connection with the refinancing of the existing construction loan to a permanent loan secured by Colonial Grand at Canyon Creek, a 336-unit apartment community located in Austin, Texas. In connection with the refinancing, the

Company made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, the Company began consolidating the CMS/Colonial Canyon Creek joint venture, with a fair value of the property of $26.0 million recorded in its financial statements beginning with the quarter ending September 30, 2009.
     During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT joint venture with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT joint venture is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT joint venture partners. This guarantee, which was set to mature in January 2010, had been reduced to $17.0 million as a result of the pay down of associated collateralized debt from the sales of assets. As part of the November 2009 transaction to unwind the joint venture, this guarantee was terminated.
20. Related Party Transactions
     The Company has implemented a specific procedure for reviewing and approving related party construction activities. The Company historically has used Brasfield & Gorrie, LLC, a commercial construction company controlled by Mr. M. Miller Gorrie (a trustee of the Company), to manage and oversee certain of its development, re-development and expansion projects. This construction company is headquartered in Alabama and has completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data and in-house development expertise, the Company negotiates the fees and contract prices of each development, re-development or expansion project with this company in compliance with the Company’s “Policy on Hiring Architects, Contractors, Engineers, and Consultants”, which policy was developed to allow the selection of certain preferred vendors who have demonstrated an ability to consistently deliver a quality product at a fair price and in a timely manner. Additionally, this company outsources all significant subcontractor work through a competitive bid process. Upon approval by the Management Committee, the Management Committee (a non-board level committee composed of various members of management of the Company) presents each project to the independent members of the Executive Committee of the Board of Trustees for final approval.
     The Company paid $11.4 million, $50.6 million and $77.0 million for property construction and tenant improvement costs to Brasfield & Gorrie, LLC during the years ended December 31, 2009, 2008 and 2007, respectively. Of these amounts, $6.9 million, $38.4 million and $67.0 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2009, 2008 and 2007, respectively. The Company had $2.3 million, $0.6 million, and $6.5 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2009, 2008 and 2007, respectively. Mr. Gorrie has a 3.8% economic interest in Brasfield & Gorrie, LLC. These transactions were unanimously approved by the independent members of the Executive Committee consistent with the procedure described above.
     The Company also leases space to Brasfield & Gorrie, LLC, pursuant to a lease originally entered into in 2003. The original lease, which ran through October 31, 2008, was amended in 2007 to extend the term of the lease through October 31, 2013. The amended lease provides for aggregate remaining lease payments of approximately $2.6 million from 2010 through the end of the extended lease term. The amended lease also provides the tenant with a right of first refusal to lease additional vacant space in the same building in certain circumstances. The underlying property was contributed to a joint venture during 2007 in which the Company retained a 15% interest. The Company continues to manage the underlying property. The aggregate amount of rent paid under the lease was approximately $0.4 million during 2009 and $0.5 million during 2008.
     Since 1993, Colonial Insurance Agency, a corporation wholly-owned by The Colonial Company (indirectly owned and controlled equally by Thomas H. Lowder and James K. Lowder and trusts under their control), has provided insurance risk management, administration and brokerage services for the Company. As part of this service, the Company placed insurance coverage with unaffiliated insurance brokers and agents, including Willis of Alabama, McGriff Siebels & Williams, Colonial Insurance Agency, and Marsh, USA, through a competitive bidding process. The premiums paid to these unaffiliated insurance brokers and agents (as they deducted their commissions prior to paying the carriers) totaled $5.7 million, $5.0 million, and $7.8 million for 2009, 2008 and 2007, respectively. The aggregate amounts paid by the Company to Colonial Insurance Agency, Inc. for these services during the years ended December 31, 2009, 2008 and 2007 were $0.6 million, $0.5 million, and $0.6 million, respectively. Neither Mr. T. Lowder nor Mr. J. Lowder has an interest in these premiums.
     In October 2009, the Trust completed an equity offering of 12,109,500 common shares, including shares issued to cover over-allotments, at $9.50 per share. Certain members of the Board of Trustees of the Trust, including Miller Gorrie (10,526 shares), Thomas Lowder (50,000 shares) and Harold Ripps (100,000 shares), purchased shares in this offering. These common shares, which were all purchased at the public offering price of $9.50 per share, were equal in value to the following amounts on the date of purchase: Mr. Gorrie, $100,000; Mr. T. Lowder, $475,000 and Mr. Ripps, $950,000.
     In December 2009, the Trust transferred its entire noncontrolling joint venture interest in its retail joint venture, OZ/CLP Retail, LLC, to the retail joint venture’s majority member in a transaction that resulted in the Trust’s exit from the retail joint venture and the receipt of a 100% ownership interest in one of the retail joint venture’s properties, Colonial Promenade Alabaster. As part of this transaction, the Trust made a cash payment of $45.1 million. Approximately $38.0 million of the Trust’s cash payment was used to repay mortgage debt and related fees and expenses associated with the Colonial Promenade Alabaster property, and the remaining approximately $7.1 million was used for the discharge of deferred purchase price owed by the retail joint venture to former unitholders who elected to redeem their units in the retail joint venture in June 2008. The transaction was conditioned on, among other things, former retail joint venture unitholders agreeing to sell to the Trust their respective rights to receive payment of deferred purchase price from the retail joint venture. All of the former retail joint venture unitholders elected to sell their payment interests to the Trust for a discounted cash amount (i.e., 90% of the deferred purchase price amount). The aggregate amount paid by the Trust to former retail joint venture unitholders included amounts paid to certain of the Trust’s trustees in the their capacities as former retail joint venture unitholders, including: Mr. Gorrie, $228,330; Mr. J. Lowder, $620,797; Mr. T. Lowder, $620,796; The Colonial Company (in which Messrs. T. and J. Lowder have interests, as described above), $1,462,437; and Mr. Ripps, $1,649,987.
     Other than a specific procedure for reviewing and approving related party construction activities, the Company has not adopted a formal policy for the review and approval of related persons’ transactions generally. Pursuant to its charter, our audit committee reviews and discusses with management and our independent registered public accounting firm any such transaction if deemed material and relevant to an understanding of the Company’s financial statements. Our policies and practices may not be successful in eliminating the influence of conflicts.
21. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands)	2009	2008	2007
Numerator:
Net (loss) income attributable to parent company	$7,608	$(46,629)	$355,901
Less:
Preferred stock dividends	(8,142)	(8,773)	(13,439)
Income from discontinued operations including noncontrolling interest	(2,366)	(20,665)	(80,969)
Income allocated to participating securities	(185)	(716)	(5,593)
Preferred share issuance costs write-off, net of discount	25	(27)	(360)

(Loss) income from continuing operations available to common shareholders	$(3,060)	$(76,810)	$255,540

Denominator:
Denominator for basic net income per share — weighted average common shares	53,266	47,231	46,356
Effect of dilutive securities	—	—	477

Denominator for diluted net income per share — adjusted weighted average common shares	53,266	47,231	46,833

     For the years ended December 31, 2009 and 2008, the Company reported a net loss from continuing operations (after preferred dividends), and as such, calculated dilutive share equivalents have been excluded from per share computations because including such shares would be anti-dilutive. There were no dilutive share equivalents for the year ended December 31, 2009 and 56,587 share equivalents were excluded for the year ended December 31, 2008. For the year ended December 31, 2007 there were 285,800 outstanding share options excluded from the computation of diluted net income per share for 2007 because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In connection with the special distribution paid by the Company during the year ended December 31, 2007

(see Note 2), the exercise price of all of the Company’s then outstanding options had been reduced by $10.63 per share for all periods presented as required under the terms of the Company’s option plans.
22. Subsequent Events
     Unsecured Notes and Preferred Securities Repurchase Programs
     On January 27, 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows the Company to repurchase up to $100 million of outstanding unsecured senior notes of CRLP. This new repurchase program runs through December 31, 2010. Under the new repurchase program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Company will continue to monitor the debt markets and repurchase certain senior notes that meet the Company’s required criteria, as funds are available. The Company anticipates funding potential repurchases from borrowings under its existing credit facility, proceeds from property sales and/or other available funds. In February 2010, the Company repurchased $8.7 million in unsecured senior notes, at a minimal discount to par value, which represents a 6.51% yield to maturity and resulted in the recognition of immaterial net gains.
     Additionally, on January 27, 2010, the Trust’s Board of Trustees authorized a new preferred securities repurchase program which allows the Trust to repurchase up to $25 million of outstanding 8 1/8 percent Series D preferred depositary shares. The preferred shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. This repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Trust will continue to monitor the equity markets and repurchase certain preferred shares that meet the Trust’s required criteria, as funds are available.
     Continuous Equity Offering Program
     On February 22, 2010, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of common shares of the Trust under an at-the-market continuous equity offering program.
     Distribution
     During January 2010, the Trust’s Board of Trustees declared a cash distribution on the common shares of the Company and on the partnership units of CRLP in the amount of $0.15 per share and per partnership unit, totaling an aggregate of approximately $11.2 million. The distribution was made to shareholders and partners of record as of February 8, 2010, and was paid on February 16, 2010. The Trust’s Board of Trustees reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.
     Management of the Company has evaluated all events and transactions that occurred after December 31, 2009 up through February 26, 2010, the date these financial statements were issued. During this period, there were no material subsequent events other that those disclosed above.
23. Quarterly Financial Information (Unaudited)
     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008. The information provided herein has been reclassified in accordance with ASC 205-20, Discontinued Operations, and adjusted to reflect ASC 260, Earnings per Share, for all periods presented.

2009
(in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$84,129	$85,338	$84,344	$86,541
Income (loss) from continuing operations	14,917	1,147	(1,298)	(9,523)
Income (loss) from discontinued operations	1,035	(1,011)	337	2,006
Net income (loss) attributable to parent company	15,952	136	(961)	(7,517)
Preferred dividends	(2,073)	(2,037)	(1,997)	(2,035)
Preferred share issuance costs write-off	(5)	—	30	—
Net income (loss) available to common shareholders	13,874	(1,901)	(2,930)	(9,552)

Net income (loss) per share:
Basic	$0.29	$(0.04)	$(0.05)	$(0.15)
Diluted	$0.29	$(0.04)	$(0.05)	$(0.15)

Weighted average common shares outstanding:
Basic	48,202	48,649	50,787	65,265
Diluted	48,202	48,649	50,787	65,265

2008
(in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$88,612	$83,872	$85,939	$85,144
Income (loss) from continuing operations	12,327	3,801	1,104	(84,527)
Income (loss) from discontinued operations	4,660	7,967	28,884	(20,856)
Net income (loss) attributable to parent company	16,988	11,768	29,998	(105,383)
Preferred dividends	(2,488)	(2,180)	(2,037)	(2,068)
Preferred share issuance costs write-off	(184)	(83)	240	—
Net income (loss) available to common shareholders	14,316	9,505	28,201	(107,451)

Net income (loss) per share:
Basic	$0.31	$0.20	$0.59	$(2.26)
Diluted	$0.30	$0.20	$0.59	$(2.26)

Weighted average common shares outstanding:
Basic	46,854	46,927	47,369	47,796
Diluted	47,015	47,095	47,369	47,796

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Colonial Properties Trust:
We have audited the accompanying consolidated balance sheet of Colonial Properties Trust and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2009. Our audit also included the financial statement schedules as of and for the year ended December 31, 2009, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colonial Properties Trust and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
February 26, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders
    of Colonial Properties Trust:
In our opinion, the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations and comprehensive income (loss), of shareholders’ equity and of cash flows for each of two years in the period ended December 31, 2008 present fairly, in all material respects, the financial position of Colonial Properties Trust and its subsidiaries (the “Company”) at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period ended December 31, 2008 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 10, beginning January 1, 2009, the Company changed the manner in which it manages its business, which changed the disclosure surrounding its reportable segments. As discussed in Note 2, the Company changed the manner in which it accounts for and presents its noncontrolling interests effective January 1, 2009. As discussed in Note 2, the Company changed the manner in which it computes earnings per share effective January 1, 2009. As discussed in Note 5, the Company has reflected the impact of properties sold subsequent to January 1, 2009 in discontinued operations.
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 27, 2009, except for the effects of the changes in disclosure for reportable segments discussed in Note 10, the changes in noncontrolling interest discussed in Note 2, and changes in earnings per share discussed in Note 2, collectively as to which the date is May 21, 2009 and except for changes in items reflected in discontinued operations discussed in Note 5, as to which the date is February 26, 2010

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per unit data)

	December 31,	December 31,
	2009	2008

ASSETS
Land, buildings and equipment	$3,210,336	$2,873,256
Undeveloped land and construction in progress	237,101	309,010
Less: Accumulated depreciation	(519,715)	(403,842)
Real estate assets held for sale	65,022	196,284

Net real estate assets	2,992,744	2,974,708

Cash and equivalents	4,590	9,185
Restricted cash	7,952	29,766
Accounts receivable, net	33,915	23,102
Notes receivable	22,208	2,946
Prepaid expenses	16,503	5,332
Deferred debt and lease costs	22,560	16,783
Investment in partially owned entities	17,422	46,221
Deferred tax asset	—	9,311
Other assets	54,066	37,147

Total Assets	$3,171,960	$3,154,501

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,393,797	$1,450,389
Unsecured credit facility	310,546	311,630

Total long-term liabilities	1,704,343	1,762,019

Accounts payable	27,626	52,898
Accrued interest	13,133	20,716
Accrued expenses	26,142	7,520
Other liabilities	8,805	32,140

Total liabilities	1,780,049	1,875,293

Redeemable units, at redemption value - 8,162,845 and 8,860,971 units outstanding at December 31, 2009 and 2008, respectively	133,537	124,848

General partner —
Common equity - 66,366,077 and 48,546,268 units outstanding at December 31, 2009 and 2008, respectively	1,066,390	963,509
Preferred equity ($125,000 liquidation preference)	96,550	96,707

Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Limited partners’ noncontrolling interest in consolidated partnerships	985	1,943
Accumulated other comprehensive income	(2,957)	(5,205)

Total equity	1,258,374	1,154,360

Total liabilities and equity	$3,171,960	$3,154,501

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per unit data)

	For the years ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Revenue:
Base rent	$279,217	$275,874	$318,554
Base rent from affiliates	77	96	1,153
Percentage rent	219	418	917
Tenant recoveries	4,353	4,249	11,484
Other property related revenue	41,447	34,466	31,671
Construction revenues	36	10,137	38,448
Other non-property related revenue	15,003	18,327	19,344

Total revenue	340,352	343,567	421,571

Operating expenses:
Property operating expenses	95,395	84,134	92,433
Taxes, licenses, and insurance	39,948	38,383	43,886
Construction expenses	35	9,530	34,546
Property management expenses	7,749	8,426	12,178
General and administrative expenses	17,940	23,185	25,650
Management fee and other expenses	14,184	15,153	15,665
Restructuring charges	1,400	1,028	3,019
Investment and development expenses	1,989	4,358	1,516
Depreciation	113,100	101,342	108,771
Amortization	4,090	3,371	10,475
Impairment and other losses	10,390	93,100	44,129

Total operating expenses	306,220	382,010	392,268

Income (loss) from operations	34,132	(38,443)	29,303

Other income (expense):
Interest expense	(91,986)	(75,153)	(92,475)
Gains (losses) on retirement of debt	56,427	15,951	(10,363)
Interest income	1,446	2,776	7,591
(Loss) income from partially-owned unconsolidated entities	(1,243)	12,516	11,207
(Losses) gains on hedging activities	(1,709)	(385)	345
Gains from sales of property, net of income taxes of $3,157, $1,546 and $6,548 for 2009, 2008 and 2007, respectively	5,875	6,776	29,525
Transaction costs	—	—	(11,026)
Income taxes and other	10,086	1,014	15,743

Total other (expense) income	(21,104)	(36,505)	(49,453)

Income (loss) from continuing operations	13,028	(74,948)	(20,150)

Income (loss) from discontinued operations	421	(18,635)	11,018
Gain on disposal of discontinued operations, net of income taxes of $70, $1,064 and $1,839 for 2009, 2008 and 2007, respectively	1,729	43,062	91,144

Income from discontinued operations	2,150	24,427	102,162

Net income (loss)	15,178	(50,521)	82,012

Noncontrolling interest of limited partners — continuing operations	(999)	(531)	(2,085)
Noncontrolling interest of limited partners — discontinued operations	597	449	(3,239)

Income attributable to noncontrolling interest	(402)	(82)	(5,324)

Net income (loss) attributable to CRLP	14,776	(50,603)	76,688

Distributions to general partner preferred unitholders	(8,142)	(8,773)	(13,439)
Distributions to limited partner preferred unitholders	(7,250)	(7,251)	(7,250)
Preferred unit issuance costs write-off	25	(27)	(360)

Net (loss) income available to common unitholders	(591)	(66,654)	55,639

Net income (loss) available to common unitholders allocated to limited partners	82	11,225	(10,099)

Net (loss) income available to common unitholders allocated to general partner	$(509)	$(55,429)	$45,540

Net (loss) income available to common unitholders per common unit — basic:
(Loss) income from continuing operations	$(0.06)	$(1.63)	$(0.86)
Income from discontinued operations	0.05	0.44	1.74

Net (loss) income available to common unitholders per common unit — basic	$(0.01)	$(1.19)	$0.88

Net (loss) income available to common unitholders per common unit — diluted:
(Loss) income from continuing operations	$(0.06)	$(1.63)	$(0.85)
Income from discontinued operations	0.05	0.44	1.73

Net (loss) income available to common unitholders per common unit — diluted	$(0.01)	$(1.19)	$0.88

Weighted average common units outstanding — basic	61,785	56,904	56,723
Weighted average common units outstanding — diluted	61,785	56,904	57,200

Net income (loss) attributable to CRLP	$14,776	$(50,603)	$76,688
Other comprehensive income (loss):
Unrealized loss on cash flow hedging activities	—	(100)	(535)
Change related to pension plan termination	—	—	2,615

Comprehensive income (loss)	$14,776	$(50,703)	$78,768

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands)

			Limited	Limited	Accumulated
	General Partner		Partners’	Partners’	Other		Redeemable
	Common	Preferred	Preferred	Noncontrolling	Comprehensive		Common
For the years ended December 31, 2009, 2008 and 2007	Equity	Equity	Equity	Interest	Income (Loss)	Total	Units

Balance, December 31, 2006	$1,065,658	$224,986	$97,406	$7,406	$(8,706)	$1,386,750	$496,361

Net income (loss)	45,540	13,439	7,250	5,324		71,553	10,098
Net change in derivative value					2,615	2,615
Adjustment for amounts included in net income					568	568
Termination of pension plan					(535)	(535)
Special distribution of joint venture units	(229,409)					(229,409)
Distributions to common unitholders	(116,368)		—			(116,368)	(28,593)
Distributions to preferred unitholders		(13,439)	(7,250)			(20,689)
Special cash distribution	29,028					29,028	(41,027)
Change in interest of limited partners				(10,291)		(10,291)
Contributions from partners and the Company related to employee stock purchase and dividend reinvestment plans	21,860					21,860
Redemption of preferred units	—	(104,436)				(104,436)
Redeemption of partnership units for shares	21,341					21,341	(21,341)
Change in redeembable noncontrolling interest	201,332					201,332	(201,332)

Balance, December 31, 2007	$1,038,982	$120,550	$97,406	$2,439	$(6,058)	$1,253,319	$214,166

Net income (loss)	(55,429)	8,773	7,251	82		(39,323)	(11,225)
Net change in derivative value					(100)	(100)
Adjustment for amounts included in net income					953	953
Distributions to common unitholders	(83,447)					(83,447)	(17,011)
Distributions to preferred unitholders		(8,773)	(7,251)			(16,024)
Change in interest of limited partners				(578)		(578)
Contributions from partners and the Company related to employee stock purchase and dividend reinvestment plans	2,321					2,321
Redemption of preferred units		(23,843)				(23,843)
Redeemption of partnership units for shares	16,903					16,903	(16,903)
Change in redeembable noncontrolling interest	44,179					44,179	(44,179)

Balance, December 31, 2008	$963,509	$96,707	$97,406	$1,943	$(5,205)	$1,154,360	$124,848

Net income	(509)	8,142	7,250	402		15,285	(82)
Adjustment for amounts included in net income					2,248	2,248
Distributions to common unitholders	(36,884)					(36,884)	(5,978)
Distributions to preferred unitholders		(8,142)	(7,250)			(15,392)
Change in interest of limited partners				(1,360)		(1,360)
Contributions from partners and the Company related to employee employee stock purchase, dividend reinvestment plans and equity offerings	155,023					155,023
Redemption of preferred units		(157)				(157)
Redeemption of partnership units for shares	4,943					4,943	(4,943)
Change in redeembable noncontrolling interest	(19,692)					(19,692)	19,692

Balance, December 31, 2009	$1,066,390	$96,550	$97,406	$985	$(2,957)	$1,258,374	$133,537

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	15,178	(50,521)	82,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118,952	107,610	123,811
Loss (Income) from partially-owned unconsolidated entities	1,243	(12,516)	(11,207)
Distributions of income from partially-owned unconsolidated entities	11,621	13,344	13,207
Gains from sales of property	(10,705)	(52,652)	(128,287)
Transaction costs	—	—	11,026
(Gain) loss on retirement of debt	(56,427)	(16,021)	12,521
Prepayment penalties	—	—	(29,207)
Impairment and other losses	12,441	116,900	46,629
Other, net	4,005	1,877	(10,106)
Decrease (increase) in:
Restricted cash	16,515	440	5,902
Accounts receivable, net	2,414	2,276	(276)
Prepaid expenses	(11,187)	3,362	10,943
Other assets	9,839	234	(12,700)
Increase (decrease) in:
Accounts payable	(16,596)	6,838	(4,104)
Accrued interest	(7,584)	(2,348)	(9,405)
Accrued expenses and other	18,885	(690)	(1,921)

Net cash provided by operating activities	108,594	118,133	98,838

Cash flows from investing activities:
Acquisition of properties	(172,303)	(7,369)	(125,400)
Development expenditures paid to non-affiliates	(34,669)	(280,492)	(314,299)
Development expenditures paid to an affiliate	(11,374)	(50,605)	(77,035)
Tenant improvements and leasing commissions	(1,265)	(3,046)	(5,960)
Capital expenditures	(25,620)	(24,613)	(34,198)
Issuance of notes receivable	(21)	(9,436)	(26,195)
Repayments of notes receivable	2,431	5,939	56,708
Proceeds from sales of property, net of selling costs	90,655	176,997	650,735
Transaction costs	—	—	(11,026)
Distributions from partially owned unconsolidated entities	6,605	32,734	100,131
Capital contributions to partially owned unconsolidated entities	(98)	(13,363)	(43,142)
Redemption of community development district bonds	(22,429)	—	—
Sales (purchase) of investments	1,622	5,757	(7,379)

Net cash (used in) provided by investing activities	(166,466)	(167,497)	162,940

Cash flows from financing activities:
Principal reductions of debt	(550,872)	(223,295)	(655,076)
Payment of debt issuance costs	(5,841)	(2,272)	—
Proceeds from additional borrowings	521,959	71,302	818,748
Proceeds from borrowings on revolving credit lines	610,000	410,000	527,857
Payments on revolving credit lines and overdrafts	(617,476)	(150,689)	(675,000)
Distributions paid common and preferred unitholders	(58,254)	(116,482)	(165,649)
Proceeds from common share issuances, net of expenses	151,878	—	—
Special cash distribution	—	—	(11,999)
Redemption of preferred units	(157)	(23,844)	(105,157)
Proceeds from dividend reinvestment plan and exercise of stock options	2,040	1,270	21,859
Other financing activities, net	—	(282)	(12,167)

Net cash provided by (used in) financing activities	53,277	(34,292)	(256,584)

Increase in cash and equivalents	(4,595)	(83,656)	5,194
Cash and equivalents, beginning of period	9,185	92,841	87,647

Cash and equivalents, end of period	$4,590	$9,185	$92,841

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, including amounts capitalized	$98,475	$97,331	$127,271
Cash (received) paid during the year for income taxes	$(9,849)	$4,755	$5,799

Supplemental disclosure of non cash transactions:
Issuance of community development district bonds (“CDD”) related to Nor du Lac project	—	$(24,000)	—
Conversion of notes receivable balance due from Regents Park Joint Venture (Phase I)	—	$(30,689)	—
Consolidation of CMS V/ CG at Canyon Creek Joint Venture	$27,116	—	—
Seller-financing for property/land parcel dispositions	$(21,670)	—	—
Exchange of interest in DRA/CRT for acquisition of Three Ravinia	$19,700	—	—
Exchange of interest in OZ/CLP for acquisition of CP Alabaster	$(8,146)	—	—
Cash flow hedging activities	—	$(100)	$(535)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
1. Organization and Basis of Presentation
     Colonial Realty Limited Partnership (“CRLP”), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are listed on the New York Stock Exchange (“NYSE”). As used herein, the “Company” refers to the Trust and its subsidiaries, including CRLP. The Trust owns substantially all of its assets and conducts all of its operations through CRLP. The Trust is the sole general partner of CRLP and owned approximately 89.1% and 84.6% interest in CRLP at December 31, 2009 and 2008, respectively. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Trust’s activities include full or partial ownership and operation of a portfolio of 156 properties as of December 31, 2009, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of December 31, 2009, including properties in lease-up, the Trust, through its subsidiaries, including CRLP, owns interests in 111 multifamily apartment communities (including 105 consolidated properties, of which 104 are wholly-owned and one is partially-owned), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including five wholly-owned consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities).
2. Summary of Significant Accounting Policies
     Basis of Presentation—The consolidated financial statements include CRLP, and its subsidiaries including Colonial Properties Services Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”), and CLNL Acquisition Sub, LLC (“CLNL”). CPSI is a taxable REIT subsidiary of the Trust that is not entitled to a dividend paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP.
     CRLP consolidates entities in which it has a controlling interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Additionally, Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” provides guidance in determining whether a general partner controls and therefore should consolidate a limited partnership. The application of FIN 46R and EITF No. 04-5, requires management to make significant estimates and judgments about CRLP’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which CRLP has less than a controlling financial interest or entities where it is not the primary beneficiary under FIN 46R, the entities are accounted for on the equity method of accounting. Accordingly, CRLP’s share of the net earnings or losses of these entities is included in consolidated net income. A description of CRLP’s investments accounted for on the equity method of accounting is included in Note 9. All intercompany accounts and transactions have been eliminated in consolidation.
     CRLP recognizes noncontrolling interest in its Consolidated Balance Sheets for partially-owned entities that CRLP consolidates. The noncontrolling partners’ share of current operations is reflected in “Noncontrolling interest of limited partners” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
     In 2009, CRLP corrected its presentation of proceeds and payments on revolving lines of credit in the Consolidated Statements of Cash Flows of 2008 and 2007 to present these amounts gross. Previously, such terms were reported on a net basis.
     Federal Income Tax Status—CRLP is a partnership for federal income tax purposes. As a partnership CRLP is not subject to federal income tax on its income. Instead, each of CRLP’s partners, including the Trust, is required to pay tax on such partner’s allocable share of income. The Trust, which is considered a corporation for federal income tax purposes, qualifies as a REIT for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax on its taxable income at regular corporate rates. The Trust may be subject to certain state and local taxes on its income and property.
     In addition, CRLP’s financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP.
     CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. All inter-company transactions are eliminated in the accompanying Consolidated Financial Statements. CPSI has an income tax receivable of $17.8 million and $10.1 million as of December 31, 2009 and 2008, respectively, which is included in “Accounts receivable, net” on CRLP’s Consolidated Balance Sheet. CPSI’s consolidated provision (benefit) for income taxes was ($7.9) million, $0.8 million and ($7.4) million for the years ended December 31, 2009, 2008 and 2007, respectively. CPSI’s effective income tax rate was 50.15%, -0.90% and 41.87% for the years ended December 31, 2009, 2008 and 2007, respectively.
     As of December 31, 2009, CRLP did not have a deferred tax asset after the effect of the valuation allowance. As of December 31, 2008, CRLP had a net deferred tax asset of $9.3 million, which resulted primarily from the impairment charge related to the Trust’s for-sale residential properties. The portion of the net deferred tax asset that CRLP deemed recoverable approximated the amount of unutilized carryback potential related to the 2007 tax year.
     On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchases applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. CRLP anticipates making this election with regard to a portion of the CRLP debt repurchased in 2009.
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law, which expands the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI will carry back tax losses that occurred in the year ending December 31, 2009, against income that was recognized in 2005 and 2006. During the fourth quarter 2009, CPSI recorded an income tax benefit as a result of the new NOL carryback rules. Refunds are anticipated to be collected in 2010.
     Tax years 2003 through 2008 are subject to examination by the federal taxing authorities. Generally, tax years 2006 through 2008 are subject to examination by state tax authorities. There is one state tax examination currently in process.
     CRLP may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When CRLP has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
     Real Estate Assets, Impairment and Depreciation—Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. Undeveloped land and construction in progress is stated at cost unless such assets are impaired in which case such assets are recorded at fair value. CRLP reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell.
     CRLP’s determination of fair value is based on inputs management believes are consistent with those that market participants would use. Estimates are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives
Buildings	20 – 40 years
Furniture and fixtures	5 or 7 years
Equipment	3 or 5 years
Land improvements	10 or 15 years
Tenant improvements	Life of lease
     Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets.
     Acquisition of Real Estate Assets— CRLP accounts for its acquisitions of investments in real estate in accordance with ASC 805-10, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on the fair values.
     CRLP allocates purchase price to the fair value of the tangible assets of an acquired property (which includes the land and building) determined by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land and buildings based on management’s determination of the relative fair values of these assets. CRLP also allocates value to tenant improvements based on the estimated costs of similar tenants with similar terms.
     CRLP records acquired intangible assets (including above-market leases, customer relationships and in-place leases) and acquired intangible liabilities (including below–market leases) at their estimated fair value separate and apart from goodwill. CRLP amortizes identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
     As of December 31, 2009, CRLP had $13.0 million, $2.0 million, and $12.4 million of unamortized in-place lease intangible assets, net market lease intangibles, and intangibles related to relationships with customers, respectively. The aggregate amortization expense for in-place lease intangible assets recorded during 2009, 2008, and 2007 was $0.2 million, $0.5 million, and $7.3 million, respectively.
     Cost Capitalization—Costs incurred during predevelopment are capitalized after CRLP has identified a development site, determined that a project is feasible and concluded that it is probable that the project will proceed. While CRLP believes it will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it is no longer probable that a development will be successful, the predevelopment costs that have been previously capitalized are expensed.
     The capitalization of costs during the development of assets (including interest, property taxes and other direct costs) begins when an active development commences and ends when the asset, or a portion of an asset, is completed and is ready for its intended use. Cost capitalization during redevelopment of assets (including interest and other direct costs) begins when the asset is taken out-of-service for redevelopment and ends when the asset redevelopment is completed and the asset is transferred back into service.
     Cash and Equivalents—CRLP includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents. The majority of CRLP’s cash and equivalents are held at major commercial banks.
     CRLP has included in accounts payable book overdrafts representing outstanding checks in excess of funds on deposit of $3.9 million and $10.3 million as of December 31, 2009 and 2008, respectively.
     Restricted Cash—Restricted cash is comprised of cash balances which are legally restricted as to use and consists primarily of resident and tenant deposits, deposits on for-sale residential lots and units and cash in escrow for self insurance retention.

     As of December 31, 2009, CRLP had repurchased all of the outstanding community development district (“CDD”) special assessment bonds at its Colonial Promenade Nord du Lac development and the CDD was subsequently dissolved. CRLP released $17.4 million of net cash proceeds from the bond issuance, which had been held in escrow. At December 31, 2008, “Restricted cash” on CRLP’s Balance Sheet included $20.2 million of CDD special assessment bonds (see Note 19).
     Valuation of Receivables— Due to the short-term nature of the leases at its multifamily properties, generally six months to one year, CRLP’s exposure to tenant defaults and bankruptcies is minimized. CRLP’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.
     CRLP is subject to tenant defaults and bankruptcies at its commercial properties that could affect the collection of outstanding receivables. In order to mitigate these risks, CRLP performs a credit review and analysis on commercial tenants and significant leases before they are executed. CRLP evaluates the collectability of outstanding receivables and records allowances as appropriate. CRLP’s policy is to record allowances for all outstanding invoices greater than 60 days past due at its office and retail properties.
     CRLP had an allowance for doubtful accounts of $1.7 million and $1.0 million as of December 31, 2009 and 2008, respectively.
     Notes Receivable— Notes receivable consist primarily of promissory notes issued to third parties. CRLP records notes receivable at cost. CRLP evaluates the collectability of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the collateral if the note is collateral dependent.
     As of December 31, 2009, CRLP had notes receivable of $24.1 million, primarily consisting of the following:
(1)	In February 2009, CRLP disposed of Colonial Promenade at Fultondale for $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6% (see Note 5).
(2)	In November 2009, CRLP disposed of a tract of land for $7.3 million, which included $5.0 million of seller-financing for a term of six months at an interest rate of 7.5%.
     CRLP had accrued interest related to its outstanding notes receivable of $0.1 million and $0.1 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, CRLP had recorded a reserve of $1.9 million and $1.5 million, respectively, against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at December 31, 2009 and 2008 was approximately 6.0% and 5.9%, respectively. Interest income is recognized on an accrual basis.
     CRLP received principal payments of $2.2 million and $1.7 million on these and other outstanding subordinated loans during 2009 and 2008, respectively. As of December 31, 2009 and 2008, CRLP had outstanding notes receivable balances of $22.2 million, net of a $1.9 million reserve, and $2.9 million, net of a $1.5 million reserve, respectively.
     Deferred Debt and Lease Costs—Deferred debt costs consist of loan fees and related expenses which are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. Deferred lease costs include leasing charges, direct salaries and other costs incurred by CRLP to originate a lease, which are amortized on a straight-line basis over the terms of the related leases.
     Derivative Instruments—All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives that do not qualify for hedge treatment must be recorded at fair value with gains or losses recognized in earnings in the period of change. CRLP enters into derivative financial instruments from time to time, but does not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable-rate debt.
     CRLP formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge (see Note 12). This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, CRLP assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. CRLP discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.
     Share-Based Compensation—The Trust currently sponsors share option plans and restricted share award plans (see Note 15). The Trust accounts for share based compensation in accordance with ASC 718, Stock Compensation, which requires compensation costs related to share-based payment transactions to be recognized in financial statements.
     Revenue Recognition— Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.
     Under the terms of residential leases, the residents of CRLP’s residential communities are obligated to reimburse CRLP for certain utility usage, cable, water, electricity and trash, where CRLP is the primary obligor to the utility entity. These utility reimbursements from residents are included as “Other property related revenue” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
     Rental income attributable to commercial leases is recognized on a straight-line basis over the terms of the leases. Certain commercial leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.
     Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects including developed condominiums are recognized in accordance with ASC 360-20, Real Estate Sales. For condominium conversion and for-sale residential projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). CRLP uses the relative sales value method to allocate costs and recognize profits from condominium conversion and for-sale residential sales.
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
     Other income received from long-term contracts signed in the normal course of business, including property management and development fee income, is recognized when earned for services provided to third parties, including joint ventures in which CRLP owns a noncontrolling interest.
     Net Income Per Unit— Basic net income per common unit is computed under the “two class method” as described in ASC 260, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per unit for each class of unit and participating security according to dividends declared and participation rights in undistributed earnings. According to the guidance, CRLP has included share-based payment awards that have non-forfeitable rights to dividends prior to vesting as participating securities. Diluted net income per common unit is computed by dividing the net income available to common unitholders by the weighted average number of common units outstanding during the period, the dilutive effect of restricted shares issued, and the assumed conversion of all potentially dilutive outstanding share options.
     Self Insurance Accruals—CRLP is self insured up to certain limits for general liability claims, workers’ compensation claims, property claims and health insurance claims. Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.

     Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     Segment Reporting—CRLP reports on its segments in accordance with ASC 260, Segment Reporting, which defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance and for which discrete financial information is available. CRLP manages its business based on the performance of two separate operating segments: multifamily and commercial.
     Noncontrolling Interests and Redeemable Common Units — Amounts reported as limited partners’ interest in consolidated partnerships on CRLP’s Consolidated Balance Sheets are presented as noncontrolling interests within equity. Additionally, amounts reported as preferred units in CRLP are presented as noncontrolling interests within equity. Noncontrolling interests in common units of CRLP are included in the temporary equity section (between liabilities and equity) of CRLP’s Consolidated Balance Sheets because of the redemption feature of these units. These units are redeemable at the option of the holders for cash equal to the fair market value of a common share of the Trust at the time of redemption or, at the option of the Trust, one common share. Based on the requirements of ASC 480-10-S99, the measurement of noncontrolling interests is presented at “redemption value” – i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Trust’s share price multiplied by the number of outstanding units), or the aggregate value of the individual partners’ capital balances, whichever is greater. See the Consolidated Statements of Equity for the years ended December 31, 2009, 2008 and 2007 for the presentation and related activity of the noncontrolling interests and redeemable common units.
     Investments in Joint Ventures — To the extent that CRLP contributes assets to a joint venture, CRLP’s investment in the joint venture is recorded at CRLP’s cost basis in the assets that were contributed to the joint venture. To the extent that CRLP’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in CRLP’s share of equity in net income of the joint venture. In accordance ASC 323, Investments – Equity Method and Joint Ventures, CRLP recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. On a periodic basis, management assesses whether there are any indicators that the value of CRLP’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. During 2009, CRLP determined that its 35% noncontrolling joint venture interest in Colonial Grand Traditions was impaired and that this impairment was other than temporary. As a result, CRLP recognized a non-cash impairment charge of $0.2 million during 2009. Other than Colonial Grand at Traditions, CRLP has determined that these investments were not other than temporarily impaired as of December 31, 2009 and 2008.
     Investment and Development Expenses — Investment and development expenses consist primarily of costs related to potential mergers, acquisitions, and abandoned development pursuits. Abandoned development costs are costs incurred prior to land acquisition, including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If CRLP determines that it is probable that it will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. CRLP recorded $2.0 million, $4.4 million and $1.5 million in investment and development expenses in 2009, 2008 and 2007, respectively.
     Assets and Liabilities Measured at Fair Value — CRLP applies ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between willing market participants. Additional disclosures focusing on the methods used to determine fair value are also required using the following hierarchy:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3 – Unobservable inputs for the assets or liability.
     CRLP applies ASC 820 in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4) and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 11) and notes receivable (see above). The following table presents CRLP’s real estate assets, notes receivable and long-term indebtedness reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures at December 31, 2009:

(in thousands)	Fair value measurements as of December 31, 2009
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including land held for sale	$51,965	$—	$—	$51,965
     Real estate assets, including land held for sale were valued using sales activity for similar assets, current contracts and using inputs management believes are consistent with those that market participants would use.
     At December 31, 2009, the estimated fair value of fixed-rate debt was approximately $1.35 billion (carrying value of $1.38 billion) and the estimated fair value of CRLP’s variable rate debt, including CRLP’s line of credit, is consistent with the carrying value of $323.9 million.
     At December 31, 2009, the estimated fair value of CRLP’s notes receivable was approximately $22.2 million based on market rates and similar financing arrangements.
     Accounting Pronouncements Recently Adopted — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, now known as ASC 810-10-65, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements under certain circumstances. ASC 810-10-65 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. ASC 810-10-65 also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of ASC 810-10-65 became effective for fiscal years beginning after November 15, 2008, including interim periods beginning January 1, 2009. Based on CRLP’s evaluation of ASC 810-10-65, CRLP has concluded that it will continue to classify its noncontrolling interest related to CRLP common units held by limited partners as “temporary equity” in its consolidated balance sheet. As discussed above, these common units are redeemable for either common shares of the Trust or, at the option of the Trust, cash equal to the fair market value of a common share at the time of redemption. CRLP has classified these common units of CRLP as temporary equity. This is primarily due to the fact that the Trust has provided registration rights to CRLP common unitholders, which effectively require the Trust to provide the ability to resell exchanged shares under a “resale” registration statement when presented by the exchanging unitholders. As the ability to effectively issue marketable shares under the provision of the registration rights agreements is outside of the exclusive control of the Trust, CRLP has concluded that it does not meet the requirements for permanent equity classification under the provisions of ASC 815-40, Contracts in an Entity’s Own Equity. All other noncontrolling interests are classified as equity in the accompanying Consolidated Balance Sheets. Also effective with the adoption of ASC 810-10, previously reported noncontrolling interests have been re-characterized on the accompanying Consolidated Statements of Operations to noncontrolling interests and placed below “Net income (loss)” before arriving at “Net income (loss) attributable to common unitholders.”
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, now known as ASC 260-10-65-2, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per unit under the two-class method as described in ASC 260, Earnings per Share. Under the guidance in ASC 260-10-65-2, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per unit pursuant to the two-class method. ASC 260-10-65-2 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per unit data presented has been adjusted retrospectively. The adoption of ASC 260-10-65-2 requires CRLP to include participating securities in the computation of earnings per unit calculation (see Note 21). The application of this FSP did not have a material impact on CRLP’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, now known as ASC 825-10, Financial Instruments. ASC 825-10 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. ASC 825-10 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of ASC 825-10 did not have a material impact on CRLP’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, now known as ASC 855-10, Subsequent Events. ASC 855-10 establishes the principles and requirements for recognizing and disclosing subsequent events under GAAP. ASC 855-10 incorporates the principles and accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB, as well as prescribes disclosure regarding the date through which subsequent events have been evaluated. Companies are required to evaluate subsequent events through the date the financial statements are issued. ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material impact on CRLP’s consolidated financial statements.
     Accounting Pronouncements Not Yet Effective- In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. FIN 46(R), now known as ASC 810-10-30, Initial Measurement. ASC 810-10-30 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, ASC 810-10-30 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. ASC 810-10-30 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. ASC 810-10-30 is effective for fiscal years and interim periods beginning after November 15, 2009. CRLP is currently assessing the impact of ASC 810-10-30.
3. Restructuring Charges
     During 2009, CRLP reduced its workforce by 90 employees through the elimination of certain positions resulting in CRLP incurring an aggregate of $1.4 million in termination benefits and severance-related charges. Of the $1.4 million in restructuring charges recorded in 2009, approximately $0.5 million was associated with CRLP’s multifamily segment, including $0.2 million associated with development personnel, $0.8 million was associated with CRLP’s commercial segment, including $0.3 million associated with development personnel and $0.1 million of these restructuring costs were non-divisional charges. Of the $1.4 million of restructuring charges in 2009, $0.7 million is accrued in “Accrued expenses” on CRLP’s Consolidated Balance Sheet at December 31, 2009.
     On December 30, 2008, Weston M. Andress resigned from the Trust, including his positions as President and Chief Financial Officer and as a member of the Trust’s Board of Trustees. In connection with his resignation, the Trust and Mr. Andress entered into a severance agreement resulting in a cash payment of $1.3 million. In addition, all of Mr. Andress’ unvested restricted stock and non-qualified stock options granted on his behalf were forfeited, and as a result, previously recognized stock based compensation expense of $1.8 million was reversed. Therefore, due to the resignation of Mr. Andress, a net of ($0.5) million was recognized as “Restructuring charges” on CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss) reducing CRLP’s overall expense.
     Additionally, in 2008, CRLP reevaluated its operating strategy as it related to certain aspects of its business and decided to postpone/phase future development activities in an effort to focus on maintaining efficient operations of the current portfolio. As a result, CRLP reduced its workforce by 87 employees through the elimination of certain positions resulting in CRLP incurring an aggregate of $1.5 million in termination benefits and severance related charges. Of the $1.5 million in restructuring charges, approximately $0.6 million was associated with CRLP’s multifamily segment, $0.5 million with CRLP’s commercial segment and $0.4 million of these restructuring costs were non-divisional charges.
     As a result of the actions noted above in 2008, CRLP recognized $1.0 million of restructuring charges during 2008, of which $0.5 million is accrued in “Accrued expenses” on CRLP’s Consolidated Balance Sheet at December 31, 2008.
     During 2007, as a direct result of the strategic initiative to become a multifamily focused REIT, CRLP incurred $3.0 million in termination benefits and severance costs. Of the $3.0 million in restructuring charges, approximately $0.5 million was associated with CRLP’s multifamily segment and $1.0 million with CRLP’s commercial segment. The remainder of these restructuring costs was non-divisional charges.
4. Impairment
     High unemployment and overall economic deterioration continued to adversely affect the condominium and single family housing markets in 2009. The for-sale real estate markets remained unstable due to the limited availability of lending and other types of mortgages, the tightening of credit standards and an oversupply of such assets, resulting in reduced sales velocity and reduced pricing in the real estate market.
     During 2009, CRLP recorded an impairment charge of $12.4 million. Of the $10.4 million presented in “Impairment and other losses” in continuing operations on CRLP’s Consolidated Statements of Operations and Other Comprehensive Income (Loss), $10.3 million relates to a reduction of the carrying value of certain of its for-sale residential assets, a retail development and certain land parcels. The $2.0 million presented in “Income (loss) from discontinued operations” on CRLP’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to the sell out of the remaining units at two of CRLP’s condominium conversion properties. The remaining amount in continuing operations, $0.1 million, was recorded as the result of fire damage at one of CRLP’s multifamily apartment communities. In addition to these impairment charges, CRLP determined that it is probable that it will have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a joint venture asset in which CRLP has a 35% noncontrolling interest, and recognized a charge to earnings. This charge is reflected in “(Loss) income from partially-owned unconsolidated entities” on CRLP’s Consolidated Statements of Operations and Other Comprehensive Income (Loss).
     During 2008, CRLP recorded an impairment charge of $116.9 million. Of the $93.1 million presented in “Impairment and other losses” in continuing operations on CRLP’s Consolidated Statements of Operations and Other Comprehensive Income (Loss), $35.9 million is attributable to certain of CRLP’s completed for-sale residential properties, $36.2 million is attributable to land held for future sale and for-sale residential and mixed-use developments and $19.3 million is attributable to a retail development. The remaining amount in continuing operations, $1.7 million, relates to casualty losses due to fire damage at four apartment communities. The $25.5 million presented in “Income (loss) from discontinued operations” on CRLP’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to condominium conversion properties. The impairment charge was calculated as the difference between the estimated fair value of each property and CRLP’s current book value plus the estimated costs to complete. CRLP also incurred $4.4 million of abandoned pursuit costs as a result of CRLP’s decision to postpone future development activities (including previously identified future development projects).
     During 2007, CRLP recorded an impairment charge of $46.6 million. The $43.3 million presented in “Impairment and other losses” in continuing operations on CRLP’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to a reduction of the carrying value of certain of its for-sale residential developments and condominium conversions to their estimated fair value, due primarily to a softening in the condominium market and certain units that were under contract did not close because buyers elected not to consummate the purchase of the units. The $2.5 million presented in “Income (loss) from discontinued operations” on CRLP’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to a retail asset that was subsequently sold during 2007. The remaining amount in continuing operations, $0.8 million, was recorded as the result of casualty losses due to fire damage at two apartment communities.
     CRLP will continue to monitor the specific facts and circumstances at CRLP’s for-sale properties and development projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects CRLP can sell, the timing of the sales and/or the prices at which CRLP can sell them in future periods. If CRLP is unable to sell projects, CRLP may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of CRLP’s assets as reflected on the balance sheet and adversely affect net income and shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
5. Property Acquisitions and Dispositions
     Property Acquisitions
     In September 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, CRLP made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. As a result of the preferred equity contribution to the joint venture, CRLP began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the quarter ending September 30, 2009. In November 2009, CRLP disposed of its 15% ownership interest in the DRA/CRT office joint and acquired 100% ownership of one of the joint venture’s properties, Three Ravinia. In connection with this transaction, CRLP made aggregate payments of $127.2 million ($102.5 million of which was used to repay existing indebtedness secured by Three Ravinia). In December 2009, CRLP disposed of its 17.1% ownership interest in the OZ/CLP Retail joint venture and made a cash payment of $45.1 million to the joint venture partner. As part of the transaction, CRLP received 100% ownership of one of the joint venture assets, Colonial Promenade Alabaster (see Note 9 and 11).

     During 2008, CRLP acquired the remaining 75% interest in one multifamily apartment community containing 270 units for a total cost of $18.4 million, which consisted of the assumption of $14.7 million of existing mortgage debt ($3.7 million of which was previously unconsolidated by CRLP as a 25% partner) and $7.4 million of cash. During 2007, CRLP acquired four multifamily apartment communities containing 1,084 units for an aggregate cost of approximately $138.2 million, which consisted of the assumption of $18.9 million of existing mortgage debt ($6.6 million of which was previously unconsolidated by CRLP as a 35% partner) and $125.4 million of cash. Also, during 2007, CRLP acquired a partnership interest in three multifamily apartment communities containing 775 units for an aggregate cost of approximately $12.3 million, which consisted of $9.5 million of newly issued mortgage debt and $2.8 million of cash.
     The consolidated operating properties acquired during 2009, 2008 and 2007 are listed below:

		Effective
	Location	Acquisition Date	Units/Square Feet(1)
			(unaudited)
Multifamily Properties:
Colonial Grand at Canyon Creek	Austin, TX	September 14, 2009	236
Colonial Village at Matthews	Charlotte, NC	January 16, 2008	270
Colonial Grand at Old Town Scottsdale North	Phoenix, AZ	January 31, 2007	208
Colonial Grand at Old Town Scottsdale South	Phoenix, AZ	January 31, 2007	264
Colonial Grand at Inverness Commons	Phoenix, AZ	March 1, 2007	300
Merritt at Godley Station	Savannah, GA	May 1, 2007	312

Commercial Properties:
Three Ravinia	Atlanta, GA	November 25, 2009	813,000
Colonial Promenade Alabaster	Birmingham, AL	December 14, 2009	288,000

(1)	Retail square-footage excludes anchored owned-square footage.
     Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the consolidated statements of cash flows. For properties acquired through acquisitions, assets were recorded at fair value based on an independent third party appraisal and internal models using assumptions consistent with those made by other market participants. The property acquisitions during 2009, 2008 and 2007 are comprised of the following:

	2009		2008	2007

Assets purchased:
Land, buildings, and equipment	$186,918		$22,297	$144,229

Intangibles (1)	27,510		—	—
Other assets	5,575		—	522

	220,003		22,297	144,751
Notes and mortgages assumed	15,600		(14,700)	(18,944)
Other liabilities assumed or recorded	586		(228)	(407)

Total consideration	$236,189	(2)	$7,369	$125,400

(1)	Includes $13.0 million, $2.0 million and $12.4 million of unamortized in-place lease intangible assets, above (below) market lease intangibles and intangibles related to relationships with customers, respectively.

(2)	See Note 9 and Note 11 regarding details for these transactions.
     The following unaudited pro forma financial information for the years ended December 31, 2009, 2008 and 2007, give effect to the above operating property acquisitions as if they had occurred at the beginning of the periods presented. The information for the year ended December 31, 2009 includes pro forma results for the months during the year prior to the acquisition date and actual results from the date of acquisition through the end of the year. The pro forma results are not intended to be indicative of the results of future operations.

	***** Pro Forma (Unaudited) *****
	Year Ended December 31,
in thousands, except per unit data	2009	2008	2007
Total revenue	$361,984	$369,107	$430,618

Net income (loss) available to common unitholders	$2,241	$(52,596)	$344,228

Net income (loss) per common unit — dilutive	$0.04	$(1.11)	$7.32
     Property Dispositions — Continuing Operations
     During 2009, 2008 and 2007, CRLP sold various consolidated parcels of land for an aggregate sales price of $10.7 million, $16.6 million and $15.2 million, respectively, which were used to repay a portion of the borrowings under CRLP’s unsecured credit facility and for general corporate purposes.
     During 2009, CRLP sold its joint venture interest in six multifamily apartment communities, representing 1,906 units, its joint venture interest in an office park, representing 689,000 square feet, and its joint venture interest in a retail center, representing 345,000 square feet, for an aggregate sales price of $26.4 million, of which $19.7 million was used to pay CRLP’s pro-rata portion of the outstanding debt. The net gains from the sale of these interests, of approximately $4.4 million, are included in “(Loss) income from partially-owned unconsolidated entities” in CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss). In addition to the transactions described above, CRLP exited two commercial joint ventures that owned an aggregate of 26 commercial assets (see Note 9).
     During 2008, CRLP sold its 10%-15% joint venture interest in seven multifamily apartment communities representing approximately 1,751 units, its 15% joint venture interest in one office asset representing 0.2 million square feet and its 10% joint venture interest in the GPT/Colonial Retail Joint Venture, which included six retail malls totaling an aggregate 3.9 million square feet, including anchor-owned square footage. CRLP’s interests in these properties were sold for approximately $59.7 million. The gains from the sales of these interests are included in “(Loss) income from partially-owned unconsolidated entities” in CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss) (see Note 9).
     During 2007, in addition to the joint venture transactions discussed in Note 10, CRLP sold a majority interest in three development properties representing a total of 786,500 square feet, including anchor-owned square footage. CRLP’s interests in these properties were sold for approximately $93.8 million (see Development Dispositions below). Also during 2007, CRLP sold a wholly-owned retail asset containing 131,300 square feet. CRLP’s interest in this property was sold for approximately $20.6 million. Because CRLP retained management and leasing responsibilities for this property, the gain on the sale was included in continuing operations.
     Property Dispositions — Discontinued Operations
     During 2009, CRLP sold a wholly-owned commercial asset containing 286,000 square feet for a total sales price of $20.7 million, and recognized a gain of approximately $1.8 million on the sale. The proceeds were used to repay a portion of the borrowings under CRLP’s unsecured credit facility.
     During 2008, CRLP sold six wholly-owned multifamily apartment communities representing 1,746 units for a total cost of approximately $139.5 million. CRLP also sold a wholly-owned office property containing 37,000 square feet for a total sales price of $3.1 million. The proceeds were used to repay a portion of the borrowings under CRLP’s unsecured credit facility and fund future investments and for general corporate purposes.
     During 2007, CRLP disposed of 12 consolidated multifamily apartment communities representing 3,140 units and 15 consolidated retail assets representing 3.3 million square feet, including anchor-owned square footage. The multifamily and retail assets were sold for a total sales price of $479.2 million, which was used to repay a portion of the borrowings under CRLP’s unsecured credit facility and fund future investments.
     In some cases, CRLP uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, a portion of the funds were utilized to fund investment activities. CRLP incurred an income tax indemnity payment in 2008 of approximately $1.3 million with respect to the decision not to reinvest sales proceeds from a previously tax deferred property exchange that was originally expected to occur in 2008. The payment was a requirement under a contribution agreement between CRLP and existing holders of units in CRLP.
     In accordance with ASC 205-20, Discontinued Operations, net income (loss) and gain (loss) on disposition of operating properties sold through December 31, 2009, in which CRLP does not maintain continuing involvement, are reflected in its Consolidated Statements of Operations and Comprehensive Income (Loss) on a comparative basis as “Income (Loss) from discontinued operations” for the years ended December 31, 2009, 2008 and 2007. Following is a listing of the properties CRLP disposed of in 2009, 2008 and 2007 that are classified as discontinued operations:

			Units/Square
Property	Location	Date	Feet
			(unaudited)
Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200
Beacon Hill	Charlotte, NC	January 2007	349
Clarion Crossing	Raleigh, NC	January 2007	260
Colonial Grand at Enclave	Atlanta, GA	January 2007	200
Colonial Village at Poplar Place	Atlanta, GA	January 2007	324
Colonial Village at Regency Place	Raleigh, NC	January 2007	180
Colonial Village at Spring Lake	Atlanta, GA	January 2007	188
Colonial Village at Timothy Woods	Athens, GA	January 2007	204
Colonial Grand at Promenade	Montgomery, AL	February 2007	384
Mayflower Seaside	Virginia Beach, VA	June 2007	265
Cape Landing	Myrtle Beach, SC	June 2007	288
Colonial Grand at Natchez Trace	Jackson, MS	June 2007	328
Colonial Grand at The Reservoir	Jackson, MS	June 2007	170
Stonebrook	Atlanta, GA	July 2007	188

Commercial (1)
Colonial Promenade Winter Haven	Orlando, FL	December 2009	286,297
250 Commerce Center	Montgomery, AL	February 2008	37,000
Rivermont Shopping Center	Chattanooga, TN	February 2007	73,481
Colonial Shoppes Yadkinville	Yadkinville, NC	March 2007	90,917
Colonial Shoppes Wekiva	Orlando, FL	May 2007	208,568
Britt David Shopping Center	Columbus, GA	July 2007	102,564
Colonial Mall Decatur	Huntsville, AL	July 2007	495,198
Colonial Mall Lakeshore	Gainesville, GA	July 2007	518,290
Colonial Mall Staunton	Staunton, VA	July 2007	423,967
Colonial Mayberry Mall	Mount Airy, NC	July 2007	149,140
Colonial Promenade Montgomery	Montgomery, AL	July 2007	165,114
Colonial Promenade Montgomery North	Montgomery, AL	July 2007	108,112
Colonial Shoppes Bellwood	Montgomery, AL	July 2007	88,482
Colonial Shoppes McGehee Place	Montgomery, AL	July 2007	98,255
Colonial Shoppes Quaker Village	Greensboro, NC	July 2007	102,223
Olde Town Shopping Center	Montgomery, AL	July 2007	38,660
Village on the Parkway	Dallas, TX	July 2007	381,166
Colonial Center at Mansell Overlook	Atlanta, GA	September 2007	188,478

(1)	Square footage for retail assets excludes anchor-owned square footage.
     Development Dispositions
     During 2009, CRLP sold a commercial development, consisting of approximately 159,000 square-feet (excluding anchor-owned square feet) of retail shopping space. The development was sold for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The gain of approximately $4.4 million, net of income taxes, from the sale of this development is included in “Gains from sales of property, net of income taxes” in CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss).
     During 2008, CRLP recorded gains on sales of commercial developments totaling $1.7 million, net of income taxes. This amount relates to changes in development cost estimates, including stock-based compensation costs, which were capitalized into certain of CRLP’s commercial developments that were sold in previous periods.
     In addition, during 2008, CRLP recorded a gain on sale of $2.8 million ($1.7 million net of income taxes) from the Colonial Grand at Shelby Farms II multifamily expansion phase development as discussed in Property Dispositions – Discontinued Operations.
     During December 2007, CRLP sold 95% of its interest in Colonial Promenade Alabaster II and two build-to-suit outparcels at Colonial Pinnacle Tutwiler II (hhgregg & Havertys) to a joint venture between CRLP and Watson LLC (Watson). The retail assets include 418,500 square feet, including anchor-owned square-footage, and are located in Birmingham, Alabama. CRLP’s interest was sold for approximately $48.1 million. CRLP recognized a gain of approximately $8.3 million after tax and noncontrolling interest on the sale. CRLP’s remaining 5% investment in the partnership is comprised of $0.5 million in contributed property and $2.0 million of newly issued mortgage debt. The proceeds from the sale were used to fund other developments and for other general corporate purposes. Because CRLP retained an interest in these properties and management and leasing responsibilities for these properties, the gain on the sale was included in continuing operations.
     During July 2007, CRLP sold 85% of its interest in Colonial Pinnacle Craft Farms I located in Gulf Shores, Alabama. The retail shopping center development includes 368,000 square feet, including anchor-owned square-footage. CRLP sold its 85% interest for approximately $45.7 million and recognized a gain of approximately $4.2 million, after income tax, from the sale. The proceeds from the sale were used to fund developments and for other general corporate purposes. Because CRLP retained an interest in this property, the gain on the sale was included in continuing operations.
     Held for Sale
     CRLP classifies real estate assets as held for sale, only after CRLP has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of CRLP’s management it is probable the asset will sell within the next 12 months.
     At December 31, 2009, CRLP had classified seven for-sale developments as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheets at $65.0 million at December 31, 2009, which represents the lower of depreciated cost or fair value less costs to sell.
     At December 31, 2008, CRLP had classified two commercial assets, two condominium conversion properties and six for-sale developments as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheets at $37.2 million, $0.8 million and $64.7 million, respectively, at December 31, 2008, which represents the lower of depreciated cost or fair value less costs to sell.
     In accordance with ASC 205-20, Discontinued Operations, the operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in “Income (Loss) from discontinued operations” on the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented. In addition, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Any impairment losses on assets held for continuing use are included in continuing operations.
     Below is a summary of the operations of the properties sold during 2009, 2008 and 2007 and properties classified as held for sale as of December 31, 2009, that are classified as discontinued operations:

	(amounts in thousands)
	Year Ended December 31,
	2009	2008	2007
Property revenues:
Base rent	$3,526	$12,806	$34,879
Tenant recoveries	202	169	3,640
Other revenue	827	2,169	4,327

Total revenues	4,555	15,144	42,846

Property operating and maintenance expense	1,952	6,772	18,299
Impairment	2,051	25,475	2,500
Depreciation	130	1,694	5,276
Amortization	1	21	184

Total operating expenses	4,134	33,962	26,259
Interest expense	—	183	(3,416)
Interest income	—	—	7
Other	—	—	(2,160)

Income (loss) from discontinued operations before net gain on disposition of discontinued operations	421	(18,635)	11,018
Net gain on disposition of discontinued operations	1,729	43,062	91,144
Noncontrolling interest to limited partners	597	449	(3,239)

Income attributable to parent company	$2,747	$24,876	$98,923

6. For-Sale Activities
     During 2009, CRLP completed the following transactions:
•	sold the remaining 17 units at the Regents Park for total sales proceeds of $16.3 million. As discussed in Note 4, CRLP recorded an impairment charge of $0.3 million;
•	sold the remaining seven units at Azur at Metrowest and 20 units at Capri at Hunter’s Creek for total sales proceeds of $1.1 million;
•	sold the remaining condominium units at Murano at Delray Beach and Portofino at Jensen Beach, 93 units and 118 units, respectively, in two separate bulk transactions for total sales proceeds of $15.7 million. These assets were originally condominium conversion properties but the remaining units were in the multifamily rental pool at time of sale;
•	sold the remaining 14 units at The Grander for total sales proceeds of $3.3 million; and
•	sold the remaining 63 units at Regatta for total sales proceeds of $7.7 million.
     The total number of units sold for condominium conversion properties, for-sale residential units and lots for the years ended 2009, 2008 and 2007 are as follows:

	2009	2008	2007
For-Sale Residential	132	76	101
Condominium Conversion	238	3	262
Residential Lot	3	1	14
     These dispositions eliminate the operating expenses and costs to carry the associated units. CRLP’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on CRLP’s unsecured revolving credit facility.
     During 2009, 2008 and 2007, “Gains from sales of property” on the Consolidated Statements of Operations and Comprehensive Income (Loss) included $1.0 million ($0.9 million net of income taxes), $1.7 million ($1.1 million net of income taxes) and $13.2 million ($10.9 million net of income taxes and noncontrolling interest), respectively, from these condominium conversion and for-sale residential sales. A summary of revenues and costs of condominium conversion and for-sale residential sales for 2009, 2008 and 2007 are as follows:

	(in thousands)
	Year Ended December 31,
	2009	2008	2007
Condominium conversion revenues	$16,851	$448	$51,073
Condominium conversion costs	(16,592)	(401)	(40,972)

Gains on condominium conversion sales, before noncontrolling interest and income taxes	259	47	10,101

For-sale residential revenues	38,839	17,851	26,153
For-sale residential costs	(38,161)	(16,226)	(23,016)

Gains on for-sale residential sales, before noncontrolling interest and income taxes	678	1,625	3,137

Noncontrolling interest	—	—	250
Provision for income taxes	(71)	(552)	(2,630)

Gains on condominium conversion and for-sale residential sales, net of noncontrolling interest and income taxes	$866	$1,120	$10,858

     Completed for-sale residential projects of approximately $65.0 million and $64.7 million are reflected in real estate assets held for sale as of December 31, 2009 and 2008, respectively.
     The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. For 2009, 2008 and 2007, gains on condominium unit sales, net of income taxes, of $0.2 million, $0.1 million and $9.3 million, respectively, are included in discontinued operations.
     As of December 31, 2009, CRLP had sold all remaining condominium conversion properties.
     For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
7. Land, Buildings and Equipment
     Land, buildings, and equipment consist of the following at December 31, 2009 and 2008:

		(in thousands)
	Useful Lives	2009	2008
Buildings	20 to 40 years	$2,369,034	$2,183,060
Furniture and fixtures	5 or 7 years	118,857	102,501
Equipment	3 or 5 years	36,029	32,057
Land improvements	10 or 15 years	222,231	181,944
Tenant improvements	Life of lease	59,853	42,076

		2,806,004	2,541,638
Accumulated depreciation		(519,728)	(403,858)

		2,286,276	2,137,780
Real estate assets held for sale		65,022	196,284
Land		404,345	331,634

		$2,755,643	$2,665,698

8. Undeveloped Land and Construction in Progress
     During 2009, CRLP completed the construction of three wholly-owned multifamily developments adding 1,042 apartment homes to the portfolio. CRLP also completed the development of two commercial developments, one of which CRLP is a 50% partner, adding an aggregate of 250,000 square feet to the commercial portfolio. These completed developments are:

		Total Units/	Total
		Square Feet (1)	Cost
	Location	(unaudited)	(in thousands)
Completed Developments:

Multifamily Properties
Colonial Grand at Onion Creek	Austin, TX	300	$32,210
Colonial Grand at Ashton Oaks	Austin, TX	362	34,254
Colonial Grand at Desert Vista	Las Vegas, NV	380	51,918

		1,042	$118,382

Commercial Development
Colonial Promenade Tannehill (2)	Birmingham, AL	84	2,964

Total Completed Developments			$121,346

(1)	Square footage is presented in thousands and excludes anchor-owned square footage.

(2)	Total cost and development costs for this completed development, including the portion of the project placed into service during 2008, was $46.9 million, net of $4.5 million, which is expected to be received from local municipalities as reimbursement for infrastructure costs.
     In addition, CRLP completed one unconsolidated commercial development, Colonial Pinnacle Turkey Creek III, a joint venture in which we own a 50% interest. This property is a 166,000 square feet development located in Knoxville, Tennessee. CRLP’s portion of the project development costs, including land acquisition costs, was $12.4 million and was funded primarily through a secured construction loan.
     CRLP has one ongoing consolidated development project as of December 31, 2009, which consists of:

		Total			Costs
		Square		Estimated	Capitalized
		Feet (1)	Estimated	Total Costs	to Date
	Location	(unaudited)	Completion	(in thousands)	(in thousands)
Commercial Project:
Colonial Promenade Craft Farms	Gulf Shores, AL	68	2010	9,900	$6,865

Construction in Progress for Active Developments					$6,865

(1)	Square footage is presented in thousands and excludes anchor-owned square footage.
     Interest capitalized on construction in progress during 2009, 2008 and 2007 was $3.9 million, $25.0 million and $27.1 million, respectively.
     CRLP owns approximately $108.6 million of land parcels that are held for future developments. In 2009, CRLP elected to defer developments of land parcels held for future development (other than land parcels held for future sale and for-sale residential and mixed-use developments, which CRLP plans to sell, as further discussed in Note 5) until the economy improves. These developments and undeveloped land include:

		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)
Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,294
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,155
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,473
Colonial Grand at South End	Charlotte, NC	353	12,084
Colonial Grand at Azure	Las Vegas, NV	188	7,851
Colonial Grand at Cityway	Austin, TX	320	4,980

		2,536	$74,216

Commercial Projects:
Colonial Promenade Huntsville	Huntsville, AL	111	9,712
Colonial Promenade Nord du Lac (3)	Covington, LA	—	37,737

		111	$47,449

Other Projects and Undeveloped Land
Multifamily			3,434
Commercial			48,105
For-Sale Residential (4)			57,031

			$108,570

Consolidated Construction in Progress			$230,235

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square footage.

(2)	This project is part of mixed-use development.

(3)	Costs capitalized to date are net of a $6.5 million impairment charge recorded during 2009 and a $19.3 million impairment charge recorded during 2008.

(4)	These costs are presented net of a $23.2 million non-cash impairment charge recorded on one of the projects in 2007.
     Of these developments, in 2010, CRLP expects to resume development on the first phase of the Colonial Promenade Nord du Lac commercial development, located in Covington, Louisiana. During 2009, CRLP recorded a $6.5 million non-cash impairment charge on this development. The charge is a result of CRLP’s intention to develop a power center in phases over time, as opposed to its original lifestyle center plan.
9. Investment in Partially-Owned Entities and Other Arrangements
     Investments in Consolidated Partially-Owned Entities
     During 2009, CRLP agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. In September 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, CRLP made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs, and terminated the previous $4.0 million guaranty with respect to the prior loan. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, CRLP began consolidating the CMS/Colonial Canyon Creek joint venture, with a fair value of the property of $26.0 million recorded in its financial statements beginning with the quarter ending September 30, 2009. CRLP’s determination of fair value was based on inputs management believed were consistent with those other market participants would use.
     During 2008, CRLP converted its outstanding note receivable due from the Regents Park Joint Venture to preferred equity after the Regents Park Joint Venture defaulted on this note receivable. CRLP negotiated amendments to the operating agreement for the joint venture such that the $29.5 million outstanding balance of the note receivable, as well as all of CRLP’s original equity of $3.0 million (plus a preferred return) will receive priority distributions over the joint venture partner’s original equity of $4.5 million (plus a preferred return). CRLP also amended the joint venture operating agreement to expressly grant CRLP control rights with respect to the management and future funding of this project. As a result of the foregoing, CRLP began consolidating this joint venture in its financial statements as of September 30, 2008. During 2009, CRLP sold the remaining units in Phase I of the Regents Park Joint Venture.
     Investments in Unconsolidated Partially-Owned Entities
     Investments in unconsolidated partially-owned entities at December 31, 2009 and 2008 consisted of the following:

			(in thousands)
	Percent		As of December 31,
	Owned		2009	2008
Multifamily:
Belterra, Ft. Worth, TX	10.00%		525	616
Regents Park (Phase II), Atlanta, GA	40.00	% (1)	3,387	3,424
CG at Huntcliff, Atlanta, GA	20.00%		1,646	1,894
CG at McKinney, Dallas, TX	25.00	% (1)	1,721	1,521
CG at Research Park, Raleigh, NC	20.00%		914	1,053
CG at Traditions, Gulf Shores, AL	35.00	% (2)	—	570
CMS / Colonial Joint Venture I	—	(3)	—	289
CMS / Colonial Joint Venture II	—	(3)	—	(461)
CMS Florida	—	(3)	—	(561)
CMS Tennessee	—	(3)	—	114
CMS V/CG at Canyon Creek, Austin, TX	25.00	% (4)	—	638
DRA Alabama	—	(5)	—	921
DRA CV at Cary, Raleigh, NC	20.00%		1,440	1,752
DRA Cunningham, Austin, TX	—	(6)	—	896
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,133	1,291

Total Multifamily			10,766	13,957

Commercial
600 Building Partnership, Birmingham, AL	33.33%		154	118
Colonial Center Mansell JV	—	(7)	—	727
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(190)	(173)
Colonial Pinnacle Craft Farms, Gulf Shores, AL	—	(8)	—	823
Colonial Promenade Madison, Huntsville, AL	25.00%		2,119	2,187
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,174	2,378
DRA / CRT JV	—	(9)	—	24,091
DRA / CLP JV	15.00	% (10)	(15,321)	(10,976)
Highway 150, LLC, Birmingham, AL	10.00%		59	67
Huntville TIC, Huntsville, AL	10.00	% (11)	(4,617)	(3,746)
OZRE JV	—	(12)	—	(7,579)
Parkside Drive LLC I, Knoxville, TN	50.00%		3,073	4,673
Parkside Drive LLC II, Knoxville, TN	50.00%		7,210	6,842
Parkway Place Limited Partnership, Huntsville, AL	50.00%		10,168	10,690

Total Commercial			4,829	30,122

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		35	33
Heathrow, Orlando, FL	50.00	% (1)	1,792	2,109

			1,827	2,142

			$17,422	$46,221

Footnotes on following page

(1)	These joint ventures consist of undeveloped land.

(2)	In September 2009, CRLP recorded a $0.2 million impairment charge as a result of its noncontrolling interest in this joint venture being other-than-temporarily impaired and a $3.5 million charge to earnings for the probable payment of the partial loan repayment guarantee provided on the original construction loan (see below).

(3)	In July 2009, CRLP disposed of its noncontrolling interests in these joint ventures (see below).

(4)	CRLP began consolidating this joint venture in its financial statements during the third quarter 2009 (as discussed above).

(5)	In October 2009, CRLP disposed of its 10% noncontrolling interest in this joint venture (see below).

(6)	In August 2009, the DRA Cunningham joint venture sold Cunningham, a 280-unit multifamily apartment community (see below).

(7)	In December 2009, CRLP sold its 15% noncontrolling interest in this joint venture (see below).

(8)	In April 2009, CRLP completed the transaction to transfer its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farm (see below).

(9)	In November 2009, CRLP disposed of its 15% noncontrolling interest in this joint venture and obtained 100% interest in one commercial property located in Atlanta, Georgia (see below). This joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas. CRLP sold its 15% noncontrolling interest in Decoverly, located in Rockville, Maryland, during May 2008 (see below).

(10)	As of December 31, 2009, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Amount includes the value of CRLP’s investment of approximately $17.4 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $32.7 million, which is being amortized over the life of the properties.

(11)	Equity investment includes CRLP’s investment of approximately $2.7 million, offset by the excess basis difference on the transaction of approximately $7.3 million, which is being amortized over the life of the properties.

(12)	In December 2009, CRLP disposed of its 17.1% noncontrolling interest in this joint venture and obtained 100% interest in one commercial property located in Birmingham, Alabama (see below). This joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas.
     In April 2009, CRLP transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. CRLP had previously sold 85% of its interest in this development for $45.7 million in July 2007 and recognized a gain of approximately $4.2 million, after tax, from that sale. As a result of this agreement and the resulting valuation, CRLP recorded an impairment of approximately $0.7 million with respect to CRLP’s remaining equity interest in the joint venture. As part of its agreement to transfer CRLP’s remaining interest in Colonial Pinnacle Craft Farms, CRLP commenced development of an additional 67,700-square foot phase of a retail shopping center (Colonial Promenade Craft Farms) during 2009, which will be anchored by a 45,600-square-foot Publix. The development is expected to be completed in the second quarter 2010, and costs are anticipated to be $9.9 million.
     In July 2009, CRLP closed on the transaction with its joint venture partner CMS in which CMS purchased all of CRLP’s noncontrolling interest in four single asset multifamily joint ventures, which includes an aggregate of 1,212 apartment units. The properties included in the four joint ventures are Colonial Grand at Brentwood, Colonial Grand at Mountain Brook, Colonial Village at Palma Sola and Colonial Village at Rocky Ridge. CRLP received a cash payment and no longer has an interest in these joint ventures. Of the $17.3 million in proceeds, CRLP received a $2.0 million cash payment and the remaining $15.3 million was used to repay the associated mortgage debt. CRLP recognized a $1.8 million gain on this transaction.
     In August 2009, the DRA Cunningham joint venture sold Cunningham, a 280-unit multifamily apartment community located in Austin, Texas. CRLP held a 20% noncontrolling interest in this asset and received $3.6 million for its pro-rata share of the sales proceeds. Of the $3.6 million of proceeds, $2.8 million was used to repay CRLP’s pro-rata share of the associated debt on the asset. CRLP did not recognize a gain on this transaction.
     CRLP owns a 35% noncontrolling joint venture interest in Colonial Grand at Traditions, a 324-unit apartment community located in Gulf Shores, Alabama. In September 2009, CRLP determined that its 35% noncontrolling joint venture interest is impaired and that this impairment is other than temporary. As a result, CRLP recognized a non-cash impairment charge of $0.2 million during the three months ended September 30, 2009 for this other than temporary impairment. The impairment charge was calculated as the difference between the estimated fair value of our joint venture interest and the current book value of our joint venture interest. See additional discussion below under “Unconsolidated Variable Interest Entities”.
     In October 2009, CRLP sold its 10% noncontrolling joint venture interest in Colony Woods (DRA Alabama), a 414-unit multifamily apartment community located in Birmingham, Alabama. CRLP received $2.5 million for its portion of the sales proceeds, of which $1.6 million was used to repay the associated mortgage debt and the remaining proceeds were used to repay a portion of the outstanding borrowings on CRLP’s unsecured revolving credit facility. CRLP recognized a $0.2 million gain on this transaction.

     In November 2009, CRLP disposed of its 15% noncontrolling joint venture interest in DRA/CRT, a 17-asset office joint venture. Pursuant to the transaction, CRLP transferred its membership interest back to the joint venture. As part of this transaction, CRLP acquired 100% ownership of one of the Joint Venture’s properties, Three Ravinia, an 813,000-square-foot, Class A office building located in Atlanta, Georgia and made a cash payment of $24.7 million. In connection with the transaction, the existing indebtedness on Three Ravinia was repaid, which consisted of $102.5 million of loans secured by the Three Ravinia property that were schedule to mature in January 2010, and the corresponding $17.0 million loan guaranty provided by CRLP on Three Ravinia was terminated. The total cash payment of $127.2 million made by CRLP to acquire Three Ravinia and to repay the outstanding indebtedness was made through borrowings under CRLP’s unsecured credit facility.
     In December 2009, CRLP sold its 15% noncontrolling joint venture interest in the Mansell Joint Venture, a suburban office park totaling 689,000 square feet located in Atlanta, Georgia, to the majority partner. CRLP received $16.9 million for its portion of the sales proceeds, of which $13.9 million was used to repay the associated mortgage debt and the remaining proceeds, $3.0 million, were used to repay a portion of the outstanding borrowings on CRLP’s unsecured revolving credit facility. As a result of this transaction, CRLP no longer has an interest in the Mansell Joint Venture.
     In December 2009, CRLP disposed of its 17.1% noncontrolling joint venture interest in OZ/CLP Retail, LLC (OZRE) to the OZRE’s majority partner, made a cash payment of $45.1 million that was due by OZRE to repay $38.0 million of mortgage debt and related fees and expenses, and $7.1 million of which was used for the discharge of deferred purchase price owed by OZRE to former unitholders who elected to redeem their units in June 2008. The total cash payment by CRLP was made through borrowings under CRLP’s unsecured line of credit. In exchange, CRLP received 100% ownership of one of the OZRE assets, Colonial Promenade Alabaster, a 612,000-square-foot retail center located in Birmingham, Alabama. As a result of this transaction, CRLP no longer has an interest in OZRE.
     During January and February 2008, CRLP disposed of its noncontrolling joint venture interests in four multifamily apartment communities, containing an aggregate of 884 units and an aggregate sales price of approximately $11.2 million, which represents CRLP’s share of the sales proceeds. The properties sold include:

		Units	Sales Price
	Location	(unaudited)	(in millions)
Park Crossing	Fairfield, CA	200	$3.4
Auberry at Twin Creek	Dallas, TX	216	3.2
Fairmont at Fossil Creek	Fort Worth, TX	240	3.2
Arbors at Windsor Lake	Columbia, SC	228	1.4

		884	$11.2

The proceeds from these dispositions were used to fund future investment activities and for general corporate purposes.
     In February 2008, CRLP disposed of its 10% noncontrolling joint venture interest in the GPT/Colonial Retail Joint Venture, which included six retail malls totaling an aggregate of 3.9 million square feet (including anchor-owned square footage). CRLP’s interest in this asset was sold for a total sales price of approximately $38.3 million. The proceeds from the sale were used to fund future investment activities and for general corporate purposes.
     In May 2008, the DRA/CRT joint venture distributed Decoverly, a 156,000 square foot office asset located in Rockville, Maryland, to its equity partners (85% to DRA and 15% to CRLP). Subsequently, DRA purchased CRLP’s 15% noncontrolling joint venture interest in the asset for approximately $5.4 million, including the assumption of $3.8 million of debt and $1.6 million in cash. The proceeds from the sale of this asset were used to fund future investment activities and for general corporate purposes.
     In June 2008, CRLP disposed of its 10% noncontrolling joint venture interest in Stone Ridge, a 191-unit multifamily apartment community located in Columbia, South Carolina. CRLP’s interest in this asset was sold for a total sales price of approximately $0.8 million. The proceeds were used to fund future investment activities and for general corporate purposes.
     In December 2008, CRLP disposed of its 10% noncontrolling joint venture interest in Madison at Shoal Run, a 276-unit multifamily apartment community, and Meadows of Brook Highland, a 400-unit multifamily apartment community, both of which are located in Birmingham, Alabama. CRLP’s interests in these assets were sold for a total sales price of $4.1 million and the proceeds were used to fund future investment activities and for general corporate purposes.

     During 2008, CRLP disposed of a portion of its noncontrolling interest in the Huntsville TIC through a series of ten transactions. As a result of these transactions, CRLP’s interest was effectively reduced from 40.0% to 10.0%. Proceeds from sales totaled $15.7 million. The proceeds from the sale of this interest were used to repay a portion of the borrowings outstanding under CRLP’s unsecured line of credit.
     Combined financial information for CRLP’s investments in unconsolidated partially-owned entities since the date of CRLP’s acquisitions is as follows:

	As of December 31,
(in thousands)	2009	2008

Balance Sheet
Assets
Land, building, & equipment, net	$1,416,526	$3,130,487
Construction in progress	19,695	57,441
Other assets	118,095	317,164

Total assets	$1,554,316	$3,505,092

Liabilities and Partners’ Equity
Notes payable (1)	$1,211,927	$2,711,059
Other liabilities	108,277	156,700
Partners’ Equity	234,112	637,333

Total liabilities and partners’ capital	$1,554,316	$3,505,092

	For the Year Ended December 31,
	2009	2008	2007

Statement of Operations
Revenues	$395,686	$457,088	$425,115
Operating expenses	(173,705)	(180,731)	(174,278)
Interest expense	(139,309)	(165,258)	(154,896)
Depreciation, amortization and other	(158,013)	(159,426)	(68,927)

Net (loss) income (2)	$(75,341)	$(48,327)	$27,014

(1)	CRLP’s pro rata portion of indebtedness, as calculated based on ownership percentage, at December 31, 2009 and 2008 was $239.1 million and $476.3 million, respectively.

(2)	In addition to CRLP’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “(Loss) income from partially-owned unconsolidated entities” of ($1.2) million and $12.5 million for the years ended December 31, 2009 and 2008, respectively, includes gains on CRLP’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.
     Investments in Variable Interest Entities
     CRLP evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether CRLP is the primary beneficiary.
     Based on CRLP’s evaluation, as of December 31, 2009, CRLP does not have a controlling interest in, nor is CRLP the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above “Investments in Consolidated Partially-Owned Entities”, CMS/Colonial Canyon Creek, which CRLP began consolidating in September 2009 (see Note 19).
     Unconsolidated Variable Interest Entities
     As of December 31, 2009, CRLP has an interest in one VIE with significant variable interests for which CRLP is not the primary beneficiary.
     At the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee, which is different from the venture’s voting and economic interests. As a result, this investment qualifies as a VIE but CRLP has determined that it would not absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment. In September 2009, CRLP determined that it was probable that CRLP will have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions and recognized a charge to earnings. In addition, CRLP determined that its 35% noncontrolling joint venture interest was impaired and that this impairment was other than temporary. As a result, CRLP wrote-off its investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the quarter ended September 30, 2009.
     In connection with the acquisition of CRT with DRA in September 2005, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT joint venture with respect to 10 of the CRT properties. In connection with CRLP’s disposition of its 15% interest in the DRA/CRT joint venture in November 2009, the above described guarantee was terminated (see Note 11).
10. Segment Information
     Prior to December 31, 2008, CRLP had four operating segments: multifamily, office, retail and for-sale residential. Since January 1, 2009, CRLP has managed its business based on the performance of two operating segments: multifamily and commercial. The change in reporting segments is a result of CRLP’s strategic initiative to reorganize and streamline CRLP’s business as a multifamily-focused REIT.
     The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment. The multifamily management team is responsible for all aspects of for-sale developments, including disposition activities, as well as the condominium conversion properties and related sales. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations (which were previously reported as a separate operating segment) in the periods presented. Commercial management is responsible for all aspects of our commercial property operations, including the management and leasing services for our 45 commercial properties, as well as third-party management services for commercial properties in which we do not have an ownership interest and for brokerage services in other commercial property transactions.
     The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Management evaluates the performance of its for-sale residential business based on net gains / losses. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the years ended December 31, 2009, 2008 and 2007, and total segment assets to total assets as of December 31, 2009 and 2008. Additionally, CRLP’s net losses on for-sale residential projects for the years ended December 31, 2009, 2008 and 2007 are presented below:

	For the Year Ended December 31,
(in thousands)	2009	2008	2007

Revenues:
Segment Revenues:
Multifamily	$307,204	$314,563	$307,936
Commercial	91,433	94,107	169,396

Total Segment Revenues	398,637	408,670	477,332

Partially-owned unconsolidated entities — Multifamily	(6,500)	(8,604)	(10,287)
Partially-owned unconsolidated entities — Commercial	(62,270)	(69,819)	(60,420)
Construction revenues	36	10,137	38,448
Other non-property related revenue	15,003	18,327	19,344
Discontinued operations property revenues	(4,554)	(15,144)	(42,846)

Total Consolidated Revenues	340,352	343,567	421,571

NOI:

Segment NOI:
Multifamily	177,098	188,256	182,950
Commercial	58,257	60,821	111,234

Total Segment NOI	235,355	249,077	294,184

Partially-owned unconsolidated entities — Multifamily	(3,224)	(4,224)	(4,963)
Partially-owned unconsolidated entities — Commercial	(39,558)	(43,895)	(37,214)
Other non-property related revenue	15,003	18,327	19,344
Discontinued operations property NOI	(552)	17,103	(22,047)
Impairment — discontinued ops (1)	(2,051)	(25,475)	(2,500)
Impairments — continuing ops (1)	(10,390)	(93,100)	(44,129)
Construction NOI	1	607	3,902
Property management expenses	(7,749)	(8,426)	(12,178)
General and administrative expenses	(17,940)	(23,185)	(25,650)
Management fee and other expenses	(14,184)	(15,153)	(15,665)
Restructuring charge	(1,400)	(1,028)	(3,019)
Investment and developments	(1,989)	(4,358)	(1,516)
Depreciation	(113,100)	(101,342)	(108,771)
Amortization	(4,090)	(3,371)	(10,475)

Income (loss) from operations	34,132	(38,443)	29,303

Total other (expense) income, net (2)	(21,104)	(36,505)	(49,453)

Income (loss) from continuing operations	$13,028	$(74,948)	$(20,150)

	December 31,	December 31,
(in thousands)	2009	2008

Assets
Segment Assets
Multifamily	$2,502,772	$2,579,376
Commercial	538,046	402,914

Total Segment Assets	3,040,818	2,982,290

Unallocated corporate assets (3)	131,142	172,211

	$3,171,960	$3,154,501

(1)	See Note 4 — “Impairment” for details of these charges.

(2)	For-sale residential activities including net gain on sales and income tax expense (benefit) are included in other income. (See table below for additional details on for-sale residential activities and also Note 6 related to for-sale activities).

(3)	Includes CRLP’s investment in partially-owned entities of $17,422 and $46,221 as of December 31, 2009 and 2008, respectively.

     For-Sale Residential
     As a result of the impairment charge recorded during the third quarter of 2007 and the fourth quarter of 2008 related to CRLP’s for-sale residential projects, CRLP’s for-sale residential operating segment met the quantitative threshold to be considered a reportable segment. Prior to 2007, the results of operations and assets of the for-sale residential activities were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of these activities in prior periods.

	For the Year Ended December 31,
(in thousands)	2009	2008	2007

Gains on for-sale residential sales	$678	$1,625	$3,137
Impairment	(818)	(35,900)	(43,300)
Income tax (expense) benefit	(1)	(562)	15,398

Loss from for-sale residential sales	$(141)	$(34,837)	$(24,765)

11. Notes and Mortgages Payable
     Notes and mortgages payable at December 31, 2009 and 2008 consist of the following:

	(in thousands)
	For the year ended December 31,
	2009	2008
Unsecured credit facility	$310,546	$311,630
Mortgages and other notes:
3.15% to 6.00%	612,862	755,786
6.01% to 6.88%	740,935	649,603
6.89% to 8.80%	40,000	45,000

	$1,704,343	$1,762,019

     In the first quarter of 2009, CRLP, together with the Trust, closed on a $350 million collateralized credit facility (the “First FNM Facility”) originated by PNC ARCS LLC for repurchase by Fannie Mae. Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the First FNM Facility is 6.04%. The First FNM Facility matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The First FNM Facility is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire First FNM Facility amount was drawn on February 27, 2009. The proceeds from the First FNM Facility were used to repay a portion of the outstanding borrowings under CRLP’s $675.0 million unsecured credit facility.
     In the second quarter of 2009, CRLP, together with the Trust, closed on a $156.4 million collateralized credit facility (the “Second FNM Facility”) originated by Grandbridge Real Estate Capital LLC for repurchase by Fannie Mae. Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for the Second FNM Facility is 5.31%. The Second FNM Facility matures on June 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required to the maturity date. The Second FNM Facility is collateralized by eight multifamily properties totaling 2,816 units. The entire Second FNM Facility amount was drawn on May 29, 2009. The proceeds from the Second FNM Facility were used to repay a portion of the outstanding borrowings under CRLP’s $675.0 million unsecured credit facility.
     As of December 31, 2009, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 15, 2012. In addition to the Credit Facility, CRLP has a $35.0 million cash management line provided by Wachovia that will expire on June 15, 2012. The cash management line had an outstanding balance of $18.5 million as of December 31, 2009.

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
     The Credit Facility and the cash management line, which are primarily used by CRLP to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an outstanding balance at December 31, 2009 of $310.5 million. The interest rate of the Credit Facility (including the cash management line) was 1.28% and 2.04% at December 31, 2009 and 2008, respectively.
     The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of CRLP; and generally not paying CRLP’s debts as they become due. At December 31, 2009, CRLP was in compliance with these covenants. Specific financial ratios with which CRLP must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio as well as the Debt to Total Asset Value Ratio. Both of these ratios are measured quarterly. The Fixed Charge ratio generally requires that CRLP’s earnings before interest, taxes, depreciation and amortization be at least equal to 1.5 times CRLP’s Fixed Charges. Fixed Charges generally include interest payments (including capitalized interest) and preferred dividends. The Debt to Total Asset Value ratio generally requires CRLP’s debt to be less than 60% of its total asset value. As of December 31, 2009, the Fixed Charge ratio was 1.69 times and the Debt to Total Asset Value ratio was 53.7%. CRLP does not anticipate any events of noncompliance with either of these ratios in 2010. However, given the ongoing recession and continued uncertainty in the stock and credit markets, there can be no assurance that we will be able to maintain compliance with these ratios and other debt covenants in the future, particularly if conditions worsen.
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
     At December 31, 2009, CRLP had $323.9 million in unsecured indebtedness including balances outstanding under its Credit Facility and certain other notes payable. The remainder of CRLP’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of approximately $1.4 billion at December 31, 2009.
     The aggregate maturities of notes and mortgages payable, including CRLP’s Credit Facility at December 31, 2009, were as follows:

(in thousands)
2010	$44,202
2011	57,085
2012 (1)	390,272
2013	99,437
2014	200,229
Thereafter	913,118

$1,704,343

(1)	Year 2012 includes $310.5 million outstanding on CRLP’s credit facility as of December 31, 2009, which matures in June 2012.
     Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP’s notes and mortgages payable at December 31, 2009 and 2008 was approximately $1.4 billion and $1.5 billion, respectively.

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
     During March 2008, CRLP refinanced mortgages associated with two of its multifamily apartment communities, Colonial Grand at Trinity Commons, a 462-unit apartment community located in Raleigh, North Carolina, and Colonial Grand at Wilmington, a 390-unit apartment community located in Wilmington, North Carolina. CRLP financed an aggregate of $57.6 million, at a weighted average interest rate of 5.4%. The loan proceeds were used to repay the mortgages of $29.0 million and the balance was used to pay down the Credit Facility.
     During September 2008, CRLP refinanced a mortgage associated with Colonial Village at Timber Crest, a 282-unit apartment community located in Charlotte, North Carolina. Loan proceeds were $13.7 million, with a floating interest rate of LIBOR plus 292 basis points, which was 3.2% at December 31, 2009. The proceeds, along with additional borrowings of $0.6 million from CRLP’s Credit Facility, were used to repay the $14.3 million outstanding mortgage.
     Unsecured Senior Notes Repurchases
     In January 2008, the Trust’s Board of Trustees authorized the repurchase up to $50.0 million of outstanding unsecured senior notes of CLRP. In addition, during 2008, the Trust’s Board of Trustees authorized the repurchase of an additional $500.0 million of outstanding unsecured senior notes of CRLP under a senior note repurchase program. On December 31, 2009, unsecured notes repurchase program expired (see Note 22).
     Repurchases of unsecured senior notes during 2009 are as follows:

			Average
		Average	Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain (1)

1st Quarter	$96.9	27.1%	12.64%	$24.2
2nd Quarter (2)	315.5	5.9%	6.75%	16.2
3rd Quarter (3)	166.8	10.0%	7.87%	14.3
4th Quarter	—	—	—	—

Year-to-Date	$579.2	10.6%	8.06%	$54.7

(1)	Gains are presented net of the loss on hedging activities of $1.1 million recorded during the three months ended March 31, 2009 and $0.6 million recorded during the three months ended September 30, 2009 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that CRLP will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.

(2)	Repurchases include $250.0 million repurchased pursuant to a tender offer that closed on May 4, 2009, which was conducted outside of the senior note repurchase program.

(3)	Repurchases include $148.2 million repurchased pursuant to a tender offer that closed on August 31, 2009, which was conducted outside of the senior note repurchase program.

     Repurchases of unsecured senior notes during 2008 were as follows:

			Average
		Average	Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain (1)

1st Quarter	$50.0	12.0%	8.18%	$5.5
2nd Quarter	31.8	10.0%	7.80%	2.7
3rd Quarter	57.8	5.0%	7.40%	2.6
4th Quarter	55.4	9.8%	10.42%	4.8

Total	$195.0	9.1%	8.53%	$15.6

(1)	Gains are presented net of the loss on hedging activities of $0.4 million recorded during the three months ended December 31, 2008 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.
     Unconsolidated Joint Venture Financing Activity
     In November 2009, as part of the DRA/CRT disposition transaction described in Note 9 above, the existing indebtedness on Three Ravinia was repaid, which consisted of $102.5 million of loans secured by the Three Ravinia property that were schedule to mature in January 2010, and the corresponding $17.0 million loan guaranty provided by CRLP on Three Ravinia was terminated. The total cash payment of $127.2 million made by CRLP to acquire Three Ravinia and to repay the outstanding indebtedness was made through borrowings under CRLP’s unsecured credit facility. As a result of this transaction, CRLP is no longer responsible for the loans collateralized by Broward Financial Center, located in Ft. Lauderdale, Florida, which matured in March of 2009 and Charlotte University Center, located in Charlotte, North Carolina and Orlando University Center, located in Orlando, Florida, which matures September 2010.
     At the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture, which matures in March 2010. The joint venture is currently in negotiations with the lender regarding refinancing options (see Note 19).
     As of December 31, 2009, the Colonial Promenade Smyrna joint venture had $29.6 million outstanding on the construction loan, which matured in December 2009. The joint venture is currently in negotiations with the lender regarding refinancing options.
     There can be no assurance that CRLP’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to CRLP’s joint venture interests discussed in the “Item 1A: Risk Factors” on this Form 10-K, may materially adversely impact the value of CRLP’s joint venture interests, which, in turn, could have a material adverse effect on CRLP’s financial condition and results of operations.
12. Derivative Instruments
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

     The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. CRLP did not have any active cash flow hedges during the three or twelve months ended December 31, 2009.
     At December 31, 2009, CRLP had $3.0 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on CRLP’s variable-rate debt or to "(Losses) gains on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of the repurchases of senior notes of CRLP. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt were $0.5 million for each of the twelve months ended December 31, 2009 and 2008. For the twelve months ended December 31, 2009 and 2008, the change in “Accumulated other comprehensive loss” for reclassification to "(Losses) gains on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of the repurchases of senior notes of CRLP was $1.7 million and $0.4 million, respectively.
     Derivatives not designated as hedges are not speculative and are used to manage CRLP’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. As of December 31, 2009, CRLP had no derivatives that were not designated as a hedge in a qualifying hedging relationship.
     The tables below present the effect of CRLP’s derivative financial instruments on the Consolidated Statements of Operations as of December 31, 2009.
13. Capital Structure
     Company ownership is maintained through common shares of beneficial interest (the “common shares”), preferred shares of beneficial interest (the “preferred shares”) and noncontrolling interest in CRLP (the “units”). Common shareholders represent public equity owners and common unitholders represent noncontrolling interest owners. Each unit may be redeemed for either one common share or, at the option of the Company, cash equal to the fair market value of a common share at the time of redemption. When a common unitholder redeems a unit for a common share or cash, noncontrolling interest is reduced. In addition, CRLP has acquired properties since its formation by issuing distribution paying and non-distribution paying units. The non-distribution paying units convert to distribution paying units at various dates subsequent to their original issuance. At December 31, 2009 and 2008, 8,162,845 and 8,860,971 units were outstanding, respectively, all of which were distribution paying units.
     Other Capital Events
     In February 1999, CRLP issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”), valued at $100.0 million in a private placement, net of offering costs of $2.6 million. On February 18, 2004, CRLP modified the terms of the $100.0 million 8.875% Preferred Units. Under the modified terms, the Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009. The Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.
14. Cash Contributions
     October 2009 Equity Offering
     In October 2009, the Trust completed an equity offering of 12,109,500 common shares, including shares issued to cover over-allotments, at $9.50 per share. Total net proceeds from this offering were approximately $109.8 million after deducting the underwriting discount and other offering expenses payable by the Trust. These proceeds were used to pay down a portion of the outstanding borrowings under CRLP’s unsecured credit facility and for general corporate purposes. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 12,109,500 common units to the Trust, at $9.50 per unit, for the common shares issued by the Trust in the equity offering.

     At-the-Market Continuous Equity Offering Program
     In April 2009, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of common shares under an at-the-market continuous equity offering program.
     During 2009, the Trust issued a total of 4,802,971 shares at a weighted average issue price of $9.07 per share generating net proceeds of approximately $42.6 million, which includes $1.0 million of one-time administrative costs. These proceeds were used to pay down a portion of the outstanding borrowings on CRLP’s unsecured credit facility. Following completion of the Trust’s equity offering on October 6, 2009, the Trust terminated this program (see Note 22). Pursuant to the CRLP partnership agreement, CRLP issued 4,802,971 common units to the Trust, at a weighted average issue price of $9.07 per share, in connection with the continuous equity issuance program.
     Repurchases of Series D Preferred Depositary Shares/Units
     In April 2003, the Trust issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series D Preferred Shares”). The depositary shares are currently callable by the Trust and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust.
     In January 2008, the Trust’s Board of Trustees authorized the repurchase of up to $25.0 million of the Trust’s 8 1/8% Series D preferred depositary shares (and a corresponding amount of Series D Preferred Units) in a limited number of separate, privately negotiated transactions. In October 2008, the Board of Trustees authorized a repurchase program which allows the repurchase of up to an additional $25.0 million of the Trust’s outstanding 8 1/8% Series D preferred depositary shares (and a corresponding amount of Series D Preferred Units) over a 12 month period. This repurchase program expired in October 2009.
     During 2009, the Trust repurchased 6,515 of its outstanding 8 1/8% Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $0.1 million, at an average price of $19.46 per depositary share. The Trust received an approximate $36,000 discount to the liquidation preference price of $25.00 per depositary share on the repurchase and wrote-off an immaterial amount of issuance costs. In connection with the repurchase of the Series D preferred depositary shares, CRLP also repurchased a corresponding amount of Series D Preferred Units.
     During 2008, the Trust repurchased 988,750 of its outstanding 8 1/8% Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $24.0 million, at an average price of $24.17 per depositary share. The Trust received an approximate $0.8 million discount to the liquidation preference price of $25.00 per depositary share on the repurchase and wrote-off approximately $0.9 million of issuance costs. In connection with the repurchase of the Series D preferred depositary shares, CRLP also repurchased a corresponding amount of Series D Preferred Units.
     Other Transactions
     In June 2007, In June 2007, the Company implemented its strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company’s wholly-owned office and retail properties were transferred into separate joint ventures (i.e., the DRA/CLP JV and the OZRE JV). In connection with these transactions, all limited partners of CRLP were distributed units in the DRA/CLP JV and the OZRE JV based on 85% of their ownership interest in CRLP. CRLP recorded this distribution at book value, which reduced common unit equity by approximately $229.4 million during 2007. Additionally, in connection with these transactions, all common equity partners received a special cash distribution of $0.21 per unit, or $12.0 million in the aggregate.
     In April 2005, in connection with the acquisition of Cornerstone Realty Income Trust, the Trust issued 5,326,349 Series E preferred depositary shares each representing 1/100th of a 7.62% Series E Cumulative Redeemable Preferred Share of Beneficial Interest, liquidation preference $2,500 per share, of the Trust. In connection with the issuance of the Series E preferred depositary shares, the Board of Trustees of the Trust authorized the issuance of a corresponding number of Series E Preferred Units of CRLP. In February 2006, the Board of Trustees of the Trust announced authorization of the repurchase of up to $65.0 million of the Trust’s Series E depositary shares (and a corresponding number of Series E Preferred Units of CRLP). During 2006, the Trust repurchased 1,135,935 million Series E depositary shares for a total cost of approximately $28.5 million. CRLP wrote off approximately $0.3 million of issuance costs associated with this redemption. In April 2007, the Trust’s Board of Trustees authorized the redemption of, and in May 2007 the Trust redeemed all of, its remaining outstanding 4,190,414 Series E depositary shares (and a corresponding number of Series E Preferred Units of CRLP) for a total cost of $104.8 million. In connection with this redemption, CRLP wrote off $0.3 million of associated issuance costs. The redemption price was $25.00 per Series E depositary share plus accrued and unpaid dividends for the period from April 1, 2007 through and including the redemption date, for an aggregate redemption price per Series E depositary share of $25.3175.
15. Share-based Compensation
     Incentive Share Plans
     On March 7, 2008, the Board of Trustees of the Trust approved the 2008 Omnibus Incentive Plan (the “2008 Plan”). The 2008 Plan was approved by the Trust’s shareholders on April 23, 2008. The Third Amended and Restated Share Option and Restricted Share Plan (the “Prior Plan”) expired by its terms in April 2008. The 2008 Plan provides the Trust with the opportunity to grant long-term incentive awards to employees and non-employee directors, as well independent contractors, as appropriate. The 2008 Plan authorizes the grant of seven types of share-based awards – share options, restricted shares, unrestricted shares, share units, share appreciation rights, performance shares and performance units. Five million common shares were reserved for issuance under the 2008 Plan. At December 31, 2009, 4,083,944 shares were available for issuance under the 2008 Plan. Pursuant to CRLP’s partnership agreement, whenever common shares are issued by the Trust, a corresponding number of common units of CRLP are issued by CRLP to the Trust.
     In connection with the grant of options under the 2008 Plan, the Executive Compensation Committee of the Board of Trustees of the Trust determines the option exercise period and any vesting requirements. All outstanding options granted to date under the 2008 Plan and the Prior Plan have a term of ten years and vest over a periods ranging from one to five years. Similarly, Trust restricted shares vest over periods ranging from one to five years.
     Compensation costs for share options have been valued on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option pricing model were as follows:

		December 31,
	2009	2008	2007
Dividend yield	5.25%	7.92%	5.76%
Expected volatility	48.83%	20.70%	19.42%
Risk-free interest rate	2.98%	3.77%	4.64%
Expected option term (years)	6.5	7.1	7.2
     For this calculation, the expected dividend yield reflects the Trust’s current historical yield. Expected volatility was based on the historical volatility of the Trust’s common shares. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S Treasury yield curve. The weighted average expected option term was based on the Trust’s historical data for prior period share option exercises and forfeiture activity.
     During the year ended December 31, 2009, the Trust granted share options to purchase 50,474 common shares to the Trust’s employees and trustees. For the years ended December 31, 2009, 2008 and 2007, CRLP recognized compensation expense related to share options of $0.3 million, $0.3 million ($0.1 million of compensation expense related to share options was reversed due to CRLP’s restructuring) and $0.7 million, respectively. Upon the exercise of share options, the Trust issues common shares from authorized but unissued common shares. There were no options exercised during 2009. Total cash proceeds from exercise of stock options were $1.1 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively.
     The following table presents a summary of share option activity under all plans for the year ended December 31, 2009:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	1,524,385	$24.00
Granted	50,474	7.05
Exercised	—	—
Forfeited	(213,448)	23.59

Options outstanding, end of period	1,361,411	$23.44

     The weighted average grant date fair value of options granted in 2009, 2008 and 2007 was $1.89, $1.40 and $5.13, respectively. There were no options exercised during 2009. The total intrinsic value of options exercised during 2008 and 2007 was $0.5 million and $2.9 million, respectively.
     As of December 31, 2009, the Trust had approximately 1.4 million share options outstanding with a weighted average exercise price of $23.44 and a weighted average remaining contractual life of 3.9 years. The intrinsic value for the share options outstanding as of December 31, 2009 was $0.2 million. The total number of exercisable options at December 31, 2009 was approximately 1.2 million. As of December 31, 2009, the weighted average exercise price of exercisable options was $23.56 and the weighted average remaining contractual life was 3.2 years for these exercisable options. These exercisable options did not have an aggregate intrinsic value at December 31, 2009. As of December 31, 2009, the total number of options expected to vest is approximately 0.2 million. The weighted average exercise price of options expected to vest is $22.69 and the weighted average remaining contractual life is 8.1 years. The options expected to vest have an aggregate intrinsic value at December 31, 2009 of $0.2 million. At December 31, 2009, there was $0.3 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted average period of 1.6 years.
     The following table presents the change in nonvested restricted share awards:

		Weighted
		Average
	For the Year Ended	Grant Date
	December 31, 2009	Fair Value
Nonvested Restricted Shares, December 31, 2008	408,537	$32.08

Granted	31,870	7.56
Vested	(107,442)	28.30
Cancelled/Forfeited	(64,793)	21.06

Nonvested Restricted Shares, December 31, 2009	268,172	$33.47

     The weighted average grant date fair value of restricted share awards issued during 2009, 2008 and 2007 was $7.56, $21.38 and $40.44, respectively. For the years ended December 31, 2009, 2008 and 2007, CRLP recognized compensation expense related to restricted share awards of $2.6 million, $3.3 million ($1.0 million of compensation expense related to restricted share awards was reversed and $0.2 million was accelerated due to CRLP’s restructuring) and $3.9 million, respectively. For the years ended December 31, 2009, 2008 and 2007, CRLP separately capitalized $0.1 million, $1.3 million and $5.4 million, respectively, for restricted share awards granted in connection with certain real estate developments. The total intrinsic value for restricted share awards that vested during 2009, 2008 and 2007 was $0.8 million, $2.6 million and $3.2 million, respectively. At December 31, 2009, the unrecognized compensation cost related to nonvested restricted share awards is $3.6 million, which is expected to be recognized over a weighted average period of 1.5 years.
     Adoption of Incentive Program
     On April 26, 2006, the Executive Compensation Committee of the Board of Trustees of the Trust adopted a new incentive program in which seven executive officers of the Trust participate. The program provided for the following awards:
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
     A participant would forfeit his right to receive a performance payment if the participant’s employment were terminated prior to the end of the Performance Period, unless termination of employment resulted from the participant’s death or disability, in which case the participant (or the participant’s beneficiary) would earn a pro-rata portion of the applicable award. Performance payments, if earned, were payable in cash, common shares or a combination of the two. Each performance award had a specified threshold, target and maximum payout amounts ranging from $5,000 to $6,000,000 per participant. The performance awards were valued with a binomial model by a third party valuation firm. The performance awards, which had a fair value on the grant date of $5.4 million ($4.9 million net of estimated forfeitures), were valued as equity awards tied to a market condition.
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
     The Trust used a third party valuation firm to assist in valuing these awards using a binomial model. The significant assumptions used to measure the fair value of the performance awards are as follows:
•	risk-free rate,
•	expected standard deviation of returns (i.e., volatility),
•	expected dividend yield, and
•	correlation in stock price movement.
     The risk-free rate was set equal to the yield, for the term of the remaining duration of the performance period, on treasury securities as of April 26, 2006 (the grant date). The data was obtained from the Federal Reserve for constant maturity treasuries for 2-year and 3-year bonds. Standard deviations of stock price movement for the Trust and its peer companies (as defined by the Board of Trustees of the Trust) were set equal to the annualized daily volatility measured over the 3-year period ending on April 26, 2006. Annual stock price correlations over the ten-year period from January 1, 1996 through December 31, 2005, for a total of 595 correlation measurements, were examined. The average correlation was 0.54.
     To calculate Total Shareholder Return for each company that was defined by the Trust’s Board of Trustees as a peer, the Trust compared the projected December 31, 2008 stock price plus the expected cumulative dividends paid during the performance measurement period to the actual closing price on December 31, 2005. The last (normalized) dividend payment made for each such company in 2005 was annualized and this annual dividend amount was assumed to be paid in each year of the performance measurement period.
     Due to the fact that the form of payout (cash, common shares, or a combination of the two) is determined solely by the Trust’s Board of Trustees, and not the employee, the grant was valued as an equity award.
     For the years ended December 31, 2008, 2007 and 2006, CRLP recognized $1.4 million, $1.9 million and $1.3 million, respectively, of compensation expense attributable to the performance based share awards. As a result of the departure of certain grantees of performance based share awards, CRLP reduced compensation expense by $1.0 million during 2008. As of December 31, 2008, these awards were fully expensed.
     Employee Share Purchase Plan
     The Trust maintains an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of Trust, through payroll deductions, to purchase common shares at market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Trust issued 16,567, 9,405 and 3,725 common shares pursuant to the Purchase Plan during 2009, 2008 and 2007, respectively.
16. Employee Benefits
     Noncontributory Defined Benefit Pension Plan
     Employees of CRLP hired prior to January 1, 2002 participate in a noncontributory defined benefit pension plan designed to cover substantially all employees. During 2007, the Trust’s Board of Trustees approved the termination of its noncontributory defined benefit pension plan. Accordingly, during 2007, CRLP expensed $2.3 million in connection with this termination, including a one-time pension bonus of approximately $1.4 million. As of December 31, 2007, the termination of the pension plan was substantially complete. In addition, the remaining settlement payments of $0.5 million were paid in 2008 upon final determination from the IRS.

401(k) Plan
     CRLP maintains a 401(k) plan covering all eligible employees. From January 1 — June 30, 2009, this plan provided, with certain restrictions, that employees could contribute a portion of their earnings with CRLP matching 100% of such contributions up to 4% and 50% on contributions between 4% and 6%, solely at its discretion. Effective July 1, 2009, the Trust’s Executive Committee, as authorized by the Board of Trustees of the Trust, exercised its option to stop the matching contribution. Prior to December 31, 2007, this plan provided, with certain restrictions, that employees may contribute a portion of their earnings with CRLP matching one-half of such contributions up to 6%, solely at its discretion. Contributions by CRLP were approximately $0.8 million, $2.0 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
17. Income Taxes
     CRLP’s consolidated financial statements include the operations of its taxable REIT subsidiary, CPSI, which is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to CRLP. In addition, CRLP performs all of its for-sale residential and condominium conversion activities through CPSI. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of CPSI’s income tax expense to the statutory federal rate are reflected in the tables below.
     Income tax expense of CPSI for the years ended December 31, 2009, 2008 and 2007 is comprised of the following:

	(in thousands)
	2009	2008	2007
Current tax expense (benefit):
Federal	$(17,370)	$(10,417)	$7,929
State	158	56	1,401

	(17,212)	(10,361)	9,330

Deferred tax expense (benefit):
Federal	9,311	11,063	(14,187)
State	—	72	(2,587)

	9,311	11,135	(16,774)

Total income tax (benefit) expense	$(7,901)	$774	$(7,444)

Income tax expense — discontinued operations	$70	$1,064	$1,839
Income tax (benefit) expense — continuing operations	$(7,971)	$1,838	$(5,605)
     In 2009, 2008 and 2007, income tax expense resulting from condominium conversion unit sales was allocated to discontinued operations (see Note 6).
     The components of CPSI’s deferred income tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	(in thousands)
	2009	2008
Deferred tax assets:
Real estate asset basis differences	$—	$84
Impairments	27,659	44,550
Deferred revenue	1,324	1,971
Deferred expenses	6,712	—
Allowance for doubtful accounts	237	737
Accrued liabilities	351	340

	$36,283	$47,682

Deferred tax liabilities:
Real estate asset basis differences	(3,683)	(4,088)

	(3,683)	(4,088)

Net deferred tax assets, before valuation allowance	$32,600	$43,594

Valuation allowance	(32,600)	(34,283)

Net deferred tax assets, included in other assets	$—	$9,311

     Reconciliations of the 2009 and 2008 effective tax rates of CPSI to the federal statutory rate are detailed below. As shown above, a portion of the 2009 and 2008 income tax expense was allocated to discontinued operations.

	2009	2008
Federal tax rate	35.00%	35.00%

Valuation reserve	15.17%	-35.87%
State income tax, net of federal income tax benefit	—	-0.10%
Other	-0.02%	0.07%

CPSI provision for income taxes	50.15%	-0.90%

     For the years ended December 31, 2009 and 2008, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee and the margin-based tax in Texas.
18. Leasing Operations
     CRLP’s business includes leasing and management of multifamily and commercial properties. For commercial properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2009 are as follows:

(amounts in thousands)
2010	$35,867
2011	35,416
2012	33,329
2013	32,145
2014	30,240
Thereafter	132,744

$299,741

     The noncancelable leases are with tenants engaged in commercial operations in Alabama, Florida Georgia and North Carolina. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2009 balance sheet. However, financial difficulties of tenants could impact their ability to make lease payments on a timely basis which could result in actual lease payments being less than amounts shown above. Leases with residents in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.
     Rental income from continuing operations for 2009, 2008 and 2007 includes percentage rent of $0.2 million, $0.4 million and $0.9 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.
19. Commitments, Contingencies, Guarantees and Other Arrangements
     Commitments and Contingencies
     CRLP is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which are being developed in a joint venture in which CRLP is a majority owner. The contractor is affiliated with CRLP’s joint venture partner.
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
     CRLP is continuing to evaluate its options and investigate certain of these claims, including possible claims against the contractor and other parties. CRLP intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
     In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at December 31, 2009 and 2008. At December 31, 2009 and December 31, 2008, no liability was recorded for these guarantees.
     During 2009, CRLP postponed most future development activities. Of these developments, the only one that CRLP currently expects to resume development on in 2010 is the first phase of the Nor du Lac commercial development, located in Covington, Louisiana. During 2009, CRLP evaluated various alternatives for this development, including with respect to its existing contractual obligations to certain future tenants who had previously committed to this development. CRLP’s intention is to develop a power center in phases over time, as opposed to our original lifestyle center plan. In July 2009, CRLP decided to hold this project for investment purposes. If CRLP is unable to reach alternative agreements with these future tenants, the tenants may choose not to participate in this development or seek damages from CRLP as a result of the postponement of the development, or both.
     During 2009, CRLP, through a wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac community development district (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds. As a result of the solicitation, during 2009, CRLP purchased all $24.0 million of the outstanding CDD bonds for total consideration of $22.0 million, representing an 8.2% discount to the par amount. In December 2009, this CDD was dissolved, which resulted in the release of the remaining net cash proceeds of $17.4 million received from the bond issuance, which were then being held in escrow. In connection with this transaction, CRLP’s “Other liabilities” were reduced by $24.0 million, of which $1.6 million, representing the discount on the purchase of the bonds, net of interest and fees, was treated as a non-cash transaction and a reduction to basis. In accordance with EITF 91-10, now known as ASC 970-470-05, CRLP recorded restricted cash and other liabilities for $24.0 million when the CDD bonds were issued. This issuance was treated as a non-cash transaction in CRLP’s Consolidated Statement of Cash Flows for the twelve months ended December 31, 2008.

     In connection with the commercial joint venture transactions completed in 2007, CRLP assumed certain contingent obligations for a total of $15.7 million, of which $6.3 million remains outstanding as of December 31, 2009.
     As of December 31, 2009, CRLP is self insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. CRLP is also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $1.0 million per person.
     CRLP is a party to various other legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of CRLP.
     Guarantees and Other Arrangements
     Active Guarantees
     During April 2007, CRLP and its joint venture partner each committed to guarantee up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee. Construction at this site is complete as the project was placed into service during 2008. As of December 31, 2009, the joint venture had drawn $33.4 million on the construction loan, which matures in March 2010. On September 25, 2009, CRLP determined it was probable that it would have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan. Accordingly, at December 31, 2009, $3.5 million was recorded for the guarantee (see Note 9).
     During November 2006, CRLP and its joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. CRLP and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is complete as the project was placed into service during 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, during 2009, the guarantee was reduced to $4.3 million. As of December 31, 2009, the Colonial Promenade Smyrna joint venture had $29.6 million outstanding on the construction loan, which matured in December 2009. The joint venture is currently in negotiations with the lender on refinancing options. At December 31, 2009, no liability was recorded for the guarantee.
     In connection with the formation of Highway 150 LLC in 2002, CRLP executed a guarantee, pursuant to which CRLP serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2009, the total amount of debt of the joint venture was approximately $16.1 million and the debt matures in December 2012. At December 31, 2009, no liability was recorded for the guarantee.
     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $21.2 million at December 31, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.
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
     Terminated Guarantees
     During February 2006, CRLP committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. Construction at this site is complete as the project was placed into service during 2007. In July 2009, CRLP agreed to certain amendments to the partnership agreement with CMS with respect to the CMS/Colonial Canyon Creek joint venture, pursuant to which CRLP agreed to provide an additional contribution in connection with the refinancing of the existing construction loan to a permanent loan secured by Colonial Grand at Canyon

Creek, a 336-unit apartment community located in Austin, Texas. In connection with the refinancing, CRLP made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, CRLP began consolidating the CMS/Colonial Canyon Creek joint venture, with a fair value of the property of $26.0 million recorded in its financial statements beginning with the quarter ending September 30, 2009.
     During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT joint venture with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT joint venture is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT joint venture partners. This guarantee, which was set to mature in January 2010, had been reduced to $17.0 million as a result of the pay down of associated collateralized debt from the sales of assets. As part of the November 2009 transaction to unwind the joint venture, this guarantee was terminated.
20. Related Party Transactions
     The Trust has implemented a specific procedure for reviewing and approving related party construction activities. CRLP historically has used Brasfield & Gorrie, LLC, a commercial construction company controlled by Mr. M. Miller Gorrie (a trustee of the Trust), to manage and oversee certain of its development, re-development and expansion projects. This construction company is headquartered in Alabama and has completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data and in-house development expertise, CRLP negotiates the fees and contract prices of each development, re-development or expansion project with this company in compliance with Trust’s “Policy on Hiring Architects, Contractors, Engineers, and Consultants”, which policy was developed to allow the selection of certain preferred vendors who have demonstrated an ability to consistently deliver a quality product at a fair price and in a timely manner. Additionally, this company outsources all significant subcontractor work through a competitive bid process. Upon approval by the Management Committee, the Management Committee (a non-board level committee composed of various members of management of the Trust) presents each project to the independent members of the Executive Committee of the Board of Trustees of the Trust for final approval.
     CRLP paid $11.4 million, $50.6 million and $77.0 million for property construction and tenant improvement costs to Brasfield & Gorrie, LLC during the years ended December 31, 2009, 2008 and 2007, respectively. Of these amounts, $6.9 million, $38.4 million and $67.0 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2009, 2008 and 2007, respectively. CRLP had $2.3 million, $0.6 million, and $6.5 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2009, 2008 and 2007, respectively. Mr. Gorrie has a 3.8% economic interest in Brasfield & Gorrie, LLC. These transactions were unanimously approved by the independent members of the Trust’s Executive Committee consistent with the procedure described above.
     CRLP also leases space to Brasfield & Gorrie, LLC, pursuant to a lease originally entered into in 2003. The original lease, which ran through October 31, 2008, was amended in 2007 to extend the term of the lease through October 31, 2013. The amended lease provides for aggregate remaining lease payments of approximately $2.6 million from 2010 through the end of the extended lease term. The amended lease also provides the tenant with a right of first refusal to lease additional vacant space in the same building in certain circumstances. The underlying property was contributed to a joint venture during 2007 in which CRLP retained a 15% interest. CRLP continues to manage the underlying property. The aggregate amount of rent paid under the lease was approximately $0.4 million during 2009 and $0.5 million, during 2008.
     Since 1993, Colonial Insurance Agency, a corporation wholly-owned by The Colonial Company (indirectly owned and controlled equally by Thomas H. Lowder and James K. Lowder and trusts under their control), has provided insurance risk management, administration and brokerage services for CRLP. As part of this service, CRLP placed insurance coverage with unaffiliated insurance brokers and agents, including Willis of Alabama, McGriff Siebels & Williams, Colonial Insurance Agency, and Marsh, USA, through a competitive bidding process. The premiums paid to these unaffiliated insurance brokers and agents (as they deducted their commissions prior to paying the carriers) totaled $5.7 million, $5.0 million, and $7.8 million for 2009, 2008 and 2007, respectively. The aggregate amounts paid by CRLP to Colonial Insurance Agency, Inc. for these services during the years ended December 31, 2009, 2008 and 2007 were $0.6 million, $0.5 million, and $0.6 million, respectively. Neither Mr. T. Lowder nor Mr. J. Lowder has an interest in these premiums.
     In October 2009, the Trust completed an equity offering of 12,109,500 common shares, including shares issued to cover over-allotments, at $9.50 per share. Certain members of the Board of Trustees of the Trust, including Miller Gorrie (10,526 shares), Thomas Lowder (50,000 shares) and Harold Ripps (100,000 shares), purchased shares in this offering. These common shares, which were all purchased at the public offering price of $9.50 per share, were equal in value to the following amounts on the date of purchase: Mr. Gorrie, $100,000; Mr. T. Lowder, $475,000 and Mr. Ripps, $950,000.
     In December 2009, CRLP transferred its entire noncontrolling joint venture interest in its retail joint venture, OZ/CLP Retail, LLC, to the retail joint venture’s majority member in a transaction that resulted in CRLP’s exit from the retail joint venture and the receipt of a 100% ownership interest in one of the retail joint venture’s properties, Colonial Promenade Alabaster. As part of this transaction, the Trust made a cash payment of $45.1 million. Approximately $38.0 million of CRLP’s cash payment was used to repay mortgage debt and related fees and expenses associated with the Colonial Promenade Alabaster property, and the remaining approximately $7.1 million was used for the discharge of deferred purchase price owed by the retail joint venture to former unitholders who elected to redeem their units in the retail joint venture in June 2008. The transaction was conditioned on, among other things, former retail joint venture unitholders agreeing to sell to CRLP their respective rights to receive payment of deferred purchase price from the retail joint venture. All of the former retail joint venture unitholders elected to sell their payment interests to CRLP for a discounted cash amount (i.e., 90% of the deferred purchase price amount). The aggregate amount paid by CRLP to former retail joint venture unitholders included amounts paid to certain of the Trust’s trustees in the their capacities as former retail joint venture unitholders, including: Mr. Gorrie, $228,330; Mr. J. Lowder, $620,797; Mr. T. Lowder, $620,796; The Colonial Company (in which Messrs. T. and J. Lowder have interests, as described above), $1,462,437; and Mr. Ripps, $1,649,987.
     Other than a specific procedure for reviewing and approving related party construction activities, the Trust has not adopted a formal policy for the review and approval of related persons’ transactions generally. Pursuant to its charter, our audit committee reviews and discusses with management and our independent registered public accounting firm any such transaction if deemed material and relevant to an understanding of CRLP’s financial statements. Our policies and practices may not be successful in eliminating the influence of conflicts.
21. Net Income (Loss) Per Unit
     The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands)	2009	2008	2007
Numerator:
Income (loss) from continuing operations	$13,028	$(74,948)	$(20,155)
Less:
Income allocated to participating securities	(185)	(716)	(5,593)
Noncontrolling interest of limited partners - continuing operations	(999)	(531)	(2,085)
Distributions to limited partner preferred unitholders	(7,250)	(7,251)	(7,250)
Distributions to general partner preferred unitholders	(8,142)	(8,773)	(13,439)
Preferred unit issuance costs, net of discount	25	(27)	(360)

(Loss) income from continuing operations available to common unitholders	$(3,523)	$(92,246)	$(48,882)

Denominator:
Denominator for basic net income per unit — weighted average common units	61,785	56,904	56,723
Effect of dilutive securities	—	—	477

Denominator for diluted net income per unit — adjusted weighted average common units	61,785	56,904	57,200

     For the years ended December 31, 2009 and 2008, CRLP reported a net loss from continuing operations (after preferred dividends), and as such, calculated dilutive unit equivalents have been excluded from per unit computations because including such units would be anti-dilutive. There were no dilutive unit equivalents for the year ended December 31, 2009 and 56,587 unit equivalents were excluded for the year ended December 31, 2008. For the year ended December 31, 2007, there were 285,800 outstanding share options (and a corresponding number of units) excluded from the computation of diluted net income per unit for 2007 because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive. In connection with the special distribution paid by CRLP during the year ended December 31, 2007 (see Note 2), the exercise price of all of the Trust’s then outstanding options had been reduced by $10.63 per share for all periods presented as required under the terms of the Trust’s option plans.
22. Subsequent Events
     Unsecured Notes and Preferred Securities Repurchase Programs
     On January 27, 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows for the repurchase up to $100 million of outstanding unsecured senior notes of CRLP. This new repurchase program runs through December 31, 2010. Under the new repurchase program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. CRLP will continue to monitor the debt markets and repurchase certain senior notes that meet the CRLP’s required criteria, as funds are available. CRLP anticipates funding potential repurchases from borrowings under its existing credit facility, proceeds from property sales and/or other available funds. In February 2010, CRLP repurchased $8.7 million in unsecured senior notes, at a minimal discount to par value, which represents a 6.51% yield to maturity and resulted in the recognition of immaterial net gains.
     Additionally, on January 27, 2010, the Trust’s Board of Trustees authorized a new preferred securities repurchase program which allows the Trust to repurchase up to $25 million of outstanding 8 1/8 percent Series D preferred depositary shares (and a corresponding number of Series D Preferred Units). The preferred shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. This repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Trust will continue to monitor the equity markets and repurchase certain preferred shares that meet the Trust’s required criteria, as funds are available.
     Continuous Equity Offering Program
     On February 22, 2010, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of common shares of the Trust under an at-the-market continuous equity offering program.
     Distribution
     During January 2010, the Board of Trustees of the Trust declared a cash distribution on the common shares of the Trust and on the partnership units of CRLP in the amount of $0.15 per share and per partnership unit, totaling an aggregate of approximately $11.2 million. The distribution was made to shareholders and partners of record as of February 8, 2010, and was paid on February 16, 2010. The Trust’s Board of Trustees reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.
     Management of CRLP has evaluated all events and transactions that occurred after December 31, 2009 up through February 26, 2010, the date these financial statements were issued. During this period, there were no material subsequent events other that those disclosed above.
23. Quarterly Financial Information (Unaudited)
     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008. The information provided herein has been reclassified in accordance with ASC 205-20, Discontinued Operations, and adjusted to reflect ASC 260, Earnings per Unit, for all periods presented.

2009
(in thousands, except per unit data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$84,129	$85,338	$84,344	$86,541
Income (loss) from continuing operations	19,072	2,801	(645)	(9,198)
Income (loss) from discontinued operations	1,224	(1,191)	400	2,315
Net income (loss) attributable to CRLP	20,296	1,610	(245)	(6,883)
Distributions to preferred unitholders	(3,886)	(3,850)	(3,810)	(3,846)
Preferred share issuance costs write-off	(5)	—	30	—
Net income (loss) available to common unitholders	16,405	(2,240)	(4,026)	(10,730)

Net income (loss) per unit:
Basic	$0.29	$(0.04)	$(0.07)	$(0.15)
Diluted	$0.29	$(0.04)	$(0.07)	$(0.15)

Weighted average common units outstanding:
Basic	57,062	57,378	59,112	73,437
Diluted	57,062	57,378	59,112	73,437
2008
(in thousands, except per unit data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$88,612	$83,872	$85,939	$85,144
Income (loss) from continuing operations	16,088	5,410	1,596	(98,573)
Income (loss) from discontinued operations	5,653	9,642	34,659	(25,078)
Net income (loss) attributable to CRLP	21,741	15,052	36,255	(123,651)
Distributions to preferred unitholders	(4,315)	(3,993)	(3,850)	(3,866)
Preferred share issuance costs write-off	(184)	(83)	240	—
Net income (loss) available to common unitholders	17,242	10,976	32,645	(127,517)

Net income (loss) per unit:
Basic	$0.30	$0.19	$0.57	$(2.25)
Diluted	$0.30	$0.19	$0.57	$(2.25)

Weighted average common units outstanding:
Basic	56,869	56,876	56,922	56,904
Diluted	57,027	57,021	56,922	56,953

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Colonial Properties Trust and Partners of Colonial Realty Limited Partnership:
We have audited the accompanying consolidated balance sheet of Colonial Realty Limited Partnership and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year ended December 31, 2009. Our audit also included the financial statement schedules as of and for the year ended December 31, 2009, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
February 26, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Trustees of Colonial Properties Trust
and Partners of Colonial Realty Limited Partnership:
In our opinion, the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of two years in the period ended December 31, 2008 present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership and its subsidiaries (the “Company”) at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period ended December 31, 2008 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 10, beginning January 1, 2009, the Company changed the manner in which it manages its business, which changed the disclosure surrounding its reportable segments. As discussed in Note 2, the Company changed the manner in which it accounts for and presents its noncontrolling interests effective January 1, 2009. As discussed in Note 2, the Company changed the manner in which it computes earnings per unit effective January 1, 2009. As discussed in Note 5, the Company has reflected the impact of properties sold subsequent to January 1, 2009 in discontinued operations.
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 27, 2009, except for the effects of the changes in disclosure for reportable segments discussed in Note 10, the changes in noncontrolling interest discussed in Note 2, and changes in earnings per unit discussed in Note 2, collectively as to which the date is May 21, 2009 and except for changes in items reflected in discontinued operations discussed in Note 5, as to which the date is February 26, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedure
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Trust’s Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting
     Management of Colonial Properties Trust and CRLP is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In connection with the preparation of the Trust’s and CRLP’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of the Trust’s Board of Trustees.
     Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which appear herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Colonial Properties Trust:
We have audited the internal control over financial reporting of Colonial Properties Trust and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph related to the change in method of accounting for noncontrolling interests.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Colonial Properties Trust and Partners of Colonial Realty Limited Partnership:
We have audited the internal control over financial reporting of Colonial Realty Limited Partnership and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph related to the change in method of accounting for noncontrolling interests.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
February 26, 2010
Item 9B. Other Information.
     None.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance.
     The information required by this item with respect to trustees, compliance with the Section 16(a) reporting requirements, procedures relating to trustee nominations, the audit committee and the audit committee financial expert is hereby incorporated by reference from the material appearing in our definitive proxy statement for the annual meeting of shareholders to be held in 2010 (the “Proxy Statement”) under the captions “Election of Trustees — Nominees for Election”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding Trustees and Corporate Governance — Committees of the Board of Trustees — Audit Committee”, “Information Regarding Trustees and Corporate Governance -Committee Membership”, respectively. Information required by this item with respect to executive officers is provided in Item 1 of this Form 10-K. See “Executive Officers of the Company.” Information required by this item with respect to the availability of our code of ethics is provided in Item 1 of this Form 10-K. See “Item 1-Available Information.”
     We intend to disclose any amendment to, or waiver from, our code of ethics on our website within four business days following the date of the amendment or waiver.
Item 11. Executive Compensation.
     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation of Trustees and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information with respect to the Trust pertaining to security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Voting Securities Held by Principal Shareholders and Management.”
The following table sets forth information regarding the beneficial ownership of CRLP units as of February 8, 2010 for:
     (1) each person known by CRLP to be the beneficial owner of more than five percent of CRLP’s outstanding units;
     (2) each trustee of the Trust and each named executive officer of the Trust; and
     (3) the trustees and executive officers of the Trust as a group.
     Each person named in the table has sole voting and investment power with respect to all units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. References in the table to “units” are to units of limited partnership interest in CRLP. Unless otherwise provided in the table, the address of each beneficial owner is Colonial Plaza, Suite 750, 2101 Sixth Avenue North, Birmingham, Alabama 35203.

Name and Business Address	Number of		Percent of
of Beneficial Owner	Units		Units (1)
Colonial Properties Trust	66,769,120		89.1%
Thomas H. Lowder	1,419,940	(2)	1.9%
James K. Lowder	1,420,006	(3)	1.9%
Carl F. Bailey	17,595		*
M. Miller Gorrie	266,523	(4)	*
William M. Johnson	290,200		*
Glade M. Knight	—		*
Herbert A. Meisler	544,529	(5)	*
Claude B. Nielsen	5,865		*
Harold W. Ripps	1,925,975		2.6%
John W. Spiegel	—		*
C. Reynolds Thompson, III	—		*
Jerry A. Brewer	—		*
Paul F. Earle	—		*
John P. Rigrish	17,595	(6)	*
All executive officers and trustees as a group (16 persons)	5,213,053	(7)	7.0%

*	Less than 1%

(1)	The number of units outstanding as of February 8, 2010 was 74,923,019.

(2)	Includes 89,415 units owned by Thomas H. Lowder Investments, LLC, 695,175 units owned by Colonial Commercial Investments, Inc. (“CCI”), and 635,350 units directly owned by Thomas H. Lowder. Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas H. Lowder and again as beneficially owned by James K. Lowder.

(3)	Includes 89,285 units owned by James K. Lowder Investments, LLC, 695,175 units owned by CCI, 195 units held in trust for the benefit of James K. Lowder’s children and 635,351 units directly owned by James K. Lowder.

(4)	Includes 157,140 units owned by MJE, LLC, and 109,383 units directly owned by Mr. Gorrie.

(5)	Includes 526,934 units owned by Meisler Partnership, LP, a limited partnership of which Mr. Meisler and his wife are partners, and 17,595 units directly owned by Mr. Meisler.

(6)	Includes 17,595 units owned directly by Mr. Rigrish, which are pledged to a bank loan.

(7)	Units held by CCI have been counted only once for this purpose.
     The following table summarizes information, as of December 31, 2009, relating to the Trust’s equity compensation plans pursuant to which options to purchase common shares and restricted common shares may be granted from time to time.

Number of securities
remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights (a)	warrants and rights (b)	in column (a))

Equity compensation plans approved by security holders (1)	1,534,928 (2)	$23.46 (3)	3,935,968

Equity compensation plans not approved by security holders	—	—	—

Total	1,534,928	$23.46	3,935,968

(1)	These plans include the Trust 2008 Omnibus Incentive Plan, Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended in 1998 and 2006, Non-Employee Trustee Share Plan, as amended in 1997, and Trustee Share Option Plan, as amended in 1997.

(2)	Includes 268,172 restricted shares that had not vested as of December 31, 2009.

(3)	Weighted-average exercise price of outstanding options has been adjusted for the special distribution paid in June 2007. In connection with the special distribution, the exercise price of all of the then outstanding options was reduced by $10.63 per share as required under the terms of the option plans. Weighted-average exercise price of outstanding options also excludes value of outstanding restricted shares.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
15(a)(1) Financial Statements
The following financial statements of Trust are included in Part II, Item 7 of this report:
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms
The following financial statements of CRLP are included in Part II, Item 7 of this report:
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms
15(a)(2) Financial Statement Schedules
     Financial statement schedules for the Trust and CRLP are listed on the financial statement schedule index at the end of this report.
     All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.
15(a)(3) Exhibits

Exhibit No.	Exhibit	Reference
3.1	Declaration of Trust of the Trust, as amended	Incorporated by reference to Exhibit 3.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

3.2	Bylaws of the Trust, as amended	Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed with the SEC on February 1, 2010

4.1	Indenture dated as of July 22, 1996, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 4.1 to the CRLP’s Annual Report on Form 10-K/A filed with the SEC on October 10, 2003

Exhibit No.	Exhibit	Reference
4.2	First Supplemental Indenture dated as of December 31, 1998, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 10.13.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

4.5	Deposit Agreement for Series D depository shares by and among the Trust and Equiserve Trust Company, N.A. and Equiserve, Inc.	Incorporated by reference to Exhibit 4.4 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.1	Third Amended and Restated Agreement of Limited Partnership of CRLP, as amended	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.2	Registration Rights and Lock-Up Agreement dated September 29, 1993, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993

10.3	Registration Rights and Lock-Up Agreement dated March 25, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.2 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.4	Registration Rights and Lock-Up Agreement dated November 4, 1994, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.3 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.5	Supplemental Registration Rights and Lock-Up Agreement dated August 20, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.4 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.6	Supplemental Registration Rights and Lock-Up Agreement dated November 1, 1997, among the Trust, CRLP and B&G Properties Company LLP	Incorporated by reference to Exhibit 10.2.5 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.7	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1997, among the Trust, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.6 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

Exhibit No.	Exhibit	Reference
10.8	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1996, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.7 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.9	Registration Rights Agreement dated February 23, 1999, among the Trust, Belcrest Realty Corporation, and Belair Real Estate Corporation	Incorporated by reference to Exhibit 10.2.8 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.10	Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.9 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.11	Registration Rights and Lock-Up Agreement dated July 31, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.10 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.12	Supplemental Registration Rights and Lock-Up Agreement dated November 18, 1998, among the Trust, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.11 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.13	Registration Rights and Lock-Up Agreement dated April 30, 1999, among the Trust, CRLP and MJE, L.L.C.	Incorporated by reference to Exhibit 10.2.13 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.14.1	Form of Employee Share Option and Restricted Share Plan Agreement — 2 Year Vesting †	Incorporated by reference to Exhibit 10.18.1 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.2	Form of Employee Share Option and Restricted Shares Plan Agreement — 3 Year Vesting †	Incorporated by reference to Exhibit 10.18.2 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.3	Form of Employee Share Option and Restricted Shares Plan Agreement — 5 Year Vesting †	Incorporated by reference to Exhibit 10.18.3 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

Exhibit No.	Exhibit	Reference
10.14.4	Form of Employee Share Option and Restricted Shares Plan Agreement — 8 Year Vesting †	Incorporated by reference to Exhibit 10.18.4 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.5	Amended and Restated Trustee Restricted Share Agreement — 1 Year Vesting †	Incorporated by reference to Exhibit 10.18.5 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.6	Amended and Restated Trustee Non-Incentive Share Option Agreement †	Incorporated by reference to Exhibit 10.18.6 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.15	Non-employee Trustee Share Option Plan †	Incorporated by reference to the Trust’s Registration Statement on Form S-8, No. 333-27203, filed with the SEC on May 15, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.16	Non-employee Trustee Share Plan †	Incorporated by reference to the Trust’s Registration Statement on Form S-8, No. 333-27205, filed with the SEC on May 15, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.17	Employee Share Purchase Plan †	Incorporated by reference to Exhibit 10.21 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.17.1	Amendment to Employee Share Purchase Plan †	Incorporated by reference to Exhibit 10.21.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2006

10.18	Annual Incentive Plan †	Incorporated by reference to Exhibit 10.16 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.19	Executive Unit Purchase Program — Program Summary †	Incorporated by reference to Exhibit 10.15 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.20	Non-employee Trustee Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993

Exhibit No.	Exhibit	Reference
10.21.1	Non-Competition Agreement, dated May 4, 2007, among Colonial Realty Limited Partnership, Colonial Properties Trust and Thomas H. Lowder †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.22	Retirement Agreement between the Trust and Howard B. Nelson, Jr. †	Incorporated by reference to Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.23	Officers and Trustees Indemnification Agreement †	Incorporated by reference to Exhibit 10.7 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.24	Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.8 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.24.1	First Amendment to Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.28.1 to the Trust’s Annual Report on Form 10-K for the period ended December 31, 2005

10.25	Articles of Incorporation of Colonial Real Estate Services, Inc., predecessor of CPSI, as amended	Incorporated by reference to Exhibit 10.9 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1994 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

Exhibit No.	Exhibit	Reference
10.26	Bylaws of predecessor of Colonial Real Estate Services, Inc., predecessor of CPSI	Incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.27	Credit Agreement dated as of March 22, 2005, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wachovia Bank, as Agent for the Lenders, and the Lenders named therein	Incorporated by reference to Exhibit 10.38 to the Trust’s Current Report on Form 8-K filed with the SEC on March 25, 2005

10.27.1	First Amendment to Credit Agreement, dated June 2, 2006, among CRLP, the Trust, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.27.2	Second Amendment to Credit Agreement, dated June 21, 2007, among CRLP, the Trust, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on July 24, 2007

10.28	Bridge Credit Agreement dated October 28, 2004, by and among CRLP, as Borrower, and the Trust, as Guarantor, SouthTrust Bank, as Agent for Lenders, and the Lenders names therein	Incorporated by reference to Exhibit 10.37 to the Trust’s Current Report on Form 8-K filed with the SEC on November 3, 2004

10.29	Facility and Guaranty Agreement among the Trust, CRLP, Bank One, N.A. and the Lenders named therein dated as of December 17, 1999	Incorporated by reference to Exhibit 10.34 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.30	Form of Promissory Note under Facility and Guarantee Agreement dated as of December 17, 1999 among the Trust, CRLP, Bank One, N.A. and certain lenders	Incorporated by reference to Exhibit 10.16 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.31	Form of Restricted Share Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.32	Form of Restricted Share Agreement (50%/25%/25% vesting) †	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.33	Form of Restricted Share Agreement (33 1/3% per year vesting) †	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.34	Form of Restricted Share Agreement (60%/40% vesting) †	Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.35	Form of Restricted Share Agreement (eighth anniversary vesting) †	Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.36	Form of Share Option Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

Exhibit No.	Exhibit	Reference
10.37	Amended and Restated Limited Liability Company Agreement of CRTP OP LLC, dated as of September 27, 2005, between DRA CRT Acquisition Corp and Colonial Office JV LLC	Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2005

10.38	Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.39	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.40	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Performance Share Agreement †	Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.41	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.42	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Share Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.43	Summary of Incentive Program †	Incorporated by reference to Exhibit 10.5 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.44	2008 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.44 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

10.44.1	Summary of 2009 Annual Incentive Plan †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009

10.44.2	Form of Colonial Properties Trust Non-Qualified Share Option Agreement (Employee Form) †	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2008

10.44.3	Form of Colonial Properties Trust Non-Qualified Share Option Agreement (Trustee Form) †	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2008

10.44.4	Form of Colonial Properties Trust Restricted Share Agreement (Employee Form) †	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2008

10.44.5	Form of Colonial Properties Trust Restricted Share Agreement (Trustee Form) †	Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2008

10.45	Consulting Agreement, dated as of December 30, 2008, among the Trust, CPSI and Weston Andress †	Incorporated by reference to Exhibit 10.45 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

10.46	Severance Agreement, dated as of December 30, 2008, among the Trust, CPSI and Weston Andress †	Incorporated by reference to Exhibit 10.46 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

10.47	Settlement Agreement and General Release, dated as of March 31, 2008 between the Trust and Charles McGehee †	Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

10.48	Master Credit Facility Agreement by and between CMF 15 Portfolio LLC, as Borrower, CRLP, as Guarantor, and PNC ARCS LLC, as Lender	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

Exhibit No.	Exhibit	Reference
10.49	Fixed Facility Note (Standard Maturity) dated February 27, 2009, in the original principal amount of $259 million made by CMF 15 Portfolio LLC to the order of PNC ARCS LLC	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.50	Fixed Facility Note (Standard Maturity) dated February 27, 2009, in the original principal amount of $91 million made by CMF 15 Portfolio LLC to the order of PNC ARCS LLC	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.51	Master Credit Facility Agreement by and between CMF 7 Portfolio LLC, as Borrower, CRLP, as Guarantor, and Grandbridge Real Estate Capital LLC, as Lender.	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.52	Fixed Facility Note (Standard Maturity) dated May 29, 2009, in the original principal amount of $145.2 million made by CMF 7 Portfolio LLC to the order of Grandbridge Real Estate Capital LLC.	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.53	Fixed Facility Note (Standard Maturity) dated May 29, 2009, in the original principal amount of $11.2 million made by CMF 7 Portfolio LLC to the order of Grandbridge Real Estate Capital LLC.	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.54	Equity Distribution Agreement, dated May 22, 2009, by and among the Trust, CRLP and Wachovia Capital Markets, LLC, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust’s Current Report on Form 8-K filed with the SEC on May 22, 2009

10.55	Purchase Agreement, dated as of September 30, 2009, by and among the Trust, the CRLP, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and UBS Securities LLC, as representatives of the several underwriters	Incorporated by reference to Exhibit 1.1 to the Trust’s Current Report on Form 8-K filed with the SEC on October 2, 2009

10.56	Agreement for Purchase of Membership Interests, dated November 25, 2009, by and among CRTP OP, LLC, ACP Fitness Center LLC, Colonial Office JV LLC and Colonial Properties Services, Inc.	Filed herewith

10.57	Redemption of Membership Interests Agreement, dated November 25, 2009, by and among Colonial Office JV LLC, CRTP OP LLC and DRA CRT Acquisition Corp.	Filed herewith

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Distributions	Filed herewith

12.2	Ration of Earnings to Fixed Charges for CRLP	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

23.2	Consent of PricewaterhouseCoopers LLP

23.3	Consent of Weiser LLP	Filed herewith

23.4	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Trust CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Trust CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Reference
31.3	CRLP CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	CRLP CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Trust CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Trust CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	CRLP CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.4	CRLP CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

†	Denotes a management contract or compensatory plan, contract or arrangement.

15(b)	Exhibits

The list of Exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c)	Financial Statements

The Trust and CRLP file as part of this report the financial statement schedules listed on the financial statement schedule index at the end of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

Colonial Properties Trust
By:	/s/ Thomas H. Lowder
Thomas H. Lowder
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2010.

Signature

/s/ Thomas H. Lowder Thomas H. Lowder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	President and Chief Financial Officer (Principal Financial Officer)

/s/ Bradley P. Sandidge Bradley P. Sandidge	Executive Vice President — Accounting (Principal Accounting Officer)

/s/ Carl F. Bailey Carl F. Bailey	Trustee

/s/ M. Miller Gorrie M. Miller Gorrie	Trustee

/s/ William M. Johnson William M. Johnson	Trustee

/s/ Glade M. Knight Glade M. Knight	Trustee

/s/ James K. Lowder James K. Lowder	Trustee

/s/ Herbert A. Meisler Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen Claude B. Nielsen	Trustee

/s/ Harold W. Ripps Harold W. Ripps	Trustee

/s/ John W. Spiegel John W. Spiegel	Trustee

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

COLONIAL REALTY LIMITED PARTNERSHIP a Delaware limited partnership By: Colonial Properties Trust, its general partner
By:	/s/ Thomas H. Lowder
Thomas H. Lowder
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Colonial Properties Trust indicated on February 26, 2010.

Signature

/s/ Thomas H. Lowder Thomas H. Lowder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	President and Chief Financial Officer (Principal Financial Officer)

/s/ Bradley P. Sandidge Bradley P. Sandidge	Executive Vice President — Accounting (Principal Accounting Officer)

/s/ Carl F. Bailey Carl F. Bailey	Trustee

/s/ M. Miller Gorrie M. Miller Gorrie	Trustee

/s/ William M. Johnson William M. Johnson	Trustee

/s/ Glade M. Knight Glade M. Knight	Trustee

/s/ James K. Lowder James K. Lowder	Trustee

/s/ Herbert A. Meisler Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen Claude B. Nielsen	Trustee

/s/ Harold W. Ripps Harold W. Ripps	Trustee

/s/ John W. Spiegel John W. Spiegel	Trustee

Colonial Properties Trust
Index to Financial Statement Schedules

S-1	Consolidated Financial Statements of DRA/CLP Office LLC and Subsidiaries for the Period from June 13, 2007 (Date of Inception) through December 31, 2009, and Report of Independent Registered Public Accounting Firm

S-2	Consolidated Financial Statements of OZ/CLP Retail LLC and Subsidiaries for the Period from June 15, 2007 (Date of Inception) through December 31, 2009, and Report of Independent Registered Public Accounting Firm

S-3	Schedule II — Valuation and Qualifying Accounts and Reserves

S-4	Schedule III — Real Estate and Accumulated Depreciation

Appendix S-1
DRA/CLP Office LLC and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the
Report Included Herein), and the Period from June 13, 2007 (Inception) to
December 31, 2007

DRA/CLP Office LLC and Subsidiaries
Contents
Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008, and
the Period from June 13, 2007
(Inception) to December 31, 2007

Report of Independent Registered Public Accounting Firm
To the Members
of DRA/CLP Office LLC
We have audited the accompanying consolidated statements of operations, changes in temporary equity and equity, and cash flows of DRA/CLP Office LLC and Subsidiaries (the “Company”) for the period June 13, 2007 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of DRA/CLP Office LLC and Subsidiaries for the period June 13, 2007 (Inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.
We express no opinion herein on the financial statements of DRA/CLP Office LLC and Subsidiaries as of, and for the years ended December 31, 2009 and 2008.
/s/ Weiser LLP
New York, NY
February 26, 2008

DRA/CLP Office LLC and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008 (Not Covered by the Report Included Herein)
(in thousands)

	2009	2008
ASSETS
Real estate investments
Land	$83,029	$83,029
Land improvements	97,735	97,650
Buildings and improvements	645,526	643,005
Tenant improvements	61,457	58,173

	887,747	881,857

Accumulated depreciation and amortization	75,786	45,393

Total real estate	811,961	836,464

Cash and cash equivalents	16,358	23,451
Restricted cash	1,848	—
Tenant receivables, net of allowance for doubtful accounts of $944 in 2009 and $1,265 in 2008	1,728	4,403
Prepaid expenses and other assets	1,008	857
In-place leases, net of accumulated amortization of $19,986 in 2009 and $12,327 in 2008	20,852	29,121
Deferred financing and leasing costs, net of accumulated amortization of $15,699 in 2009 and $9,071 in 2008	22,747	26,904
Deferred rent receivable, net of allowance for doubtful accounts of $459 in 2009 and $326 in 2008	8,723	6,197

Total assets	$885,225	$927,397

LIABILITIES
Mortgage payable	$741,907	$741,907
Acquired net below market leases, net of accumulated amortization of $3,826 in 2009 and $2,422 in 2008	11,900	14,193
Accounts payable, accrued expenses and other liabilities	4,322	4,770
Interest payable	3,584	3,584
Accrued real estate taxes payable	1,957	2,200
Advance rents and security deposits	5,937	6,781

Total liabilities	769,607	773,435

Commitment and contingencies

TEMPORARY EQUITY
Redeemable common units at redemption value — Colonial	5,563	11,126
Redeemable common units at redemption value — Rollover LP’s	6,236	6,519

	11,799	17,645

Equity — Nonredeemable common units	103,819	136,317

Total liabilities, temporary equity and equity	$885,225	$927,397

The accompanying notes are an integral part of these consolidated financial statements.

DRA/CLP Office LLC and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008 (Not Covered by the Report Included Herein)
and the Period from June 13, 2007 (Inception) to December 31, 2007
(in thousands)

			For the Period From
			June 13.2007
	(Not Covered by the Report Included Herein)		(Inception) to
	2009	2008	December 31,2007
Revenues
Rent	$94,643	$98,591	$54,106
Tenant escalations	10,598	12,538	6,296
Other	5,960	6,316	2,410

Total revenues	111,201	117,445	62,812

Property operating expenses
General operating expenses	15,105	15,770	8,290
Management fees paid to affiliate	4,198	4,390	2,384
Repairs and maintenance	9,875	11,073	5,114
Taxes, licenses and insurance	12,421	13,638	8,258
General and administrative	2,201	2,467	1,424
Depreciation and amortization	47,171	46,495	23,670

Total property operating expenses	90,971	93,833	49,140

Income from operations	20,230	23,612	13,672

Other income (expense)
Interest expense	(42,199)	(42,315)	(22,662)
Interest income	104	811	743

Total other income (expense)	(42,095)	(41,504)	(21,919)

Loss from continuing operations	(21,865)	(17,892)	(8,247)
Income from discontinued operations	—	—	6,565

Net loss	$(21,865)	$(17,892)	$(1,682)

The accompanying notes are an integral part of these consolidated financial statements.

DRA/CLP Office LLC and Subsidiaries
Consolidated Statement of Changes in Temporary Equity and Equity
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein)
and the Period from June 13, 2007 (Inception) to December 31, 2007
(in thousands)

	Equity	Temporary Equity
	G&I VI
	Investment
	DRA/CLP Office,	Colonial Office
	LLC	Holdings, LLC	Rollover LP’s	Total
Balance — June 13, 2007	$—	$—	$—	$—
Issuance of redeemable common units for real estate	—	81,446	68,589	150,035
Cash proceeds from issuance of nonredeemable common units	392,938	—	—	—
Distributions	(251,175)	(52,062)	(43,844)	(95,906)
Net loss	(1,217)	(252)	(213)	(465)
Change in redemption value of redeemable common units	(5,151)	3,083	2,068	5,151

Balance — December 31, 2007	135,395	32,215	26,600	58,815

Purchase and sale of redeemable common units between unitholders	1,581	—	(1,581)	(1,581)
Distributions	(16,268)	(3,353)	(2,735)	(6,088)
Net loss	(13,048)	(2,684)	(2,160)	(4,844)
Change in redemption value of redeemable common units	28,657	(15,052)	(13,605)	(28,657)

Balance — December 31, 2008	136,317	11,126	6,519	17,645

Purchase and sale of redeemable common units between unitholders	39	—	(39)	(39)
Distributions	(12,077)	(2,472)	(1,930)	(4,402)
Net loss	(16,027)	(3,280)	(2,558)	(5,838)
Change in redemption value of redeemable common units	(4,433)	189	4,244	4,433

Balance — December 31, 2009	$103,819	$5,563	$6,236	$11,799

The accompanying notes are an integral part of these consolidated financial statements.

DRA/CLP Office LLC and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein)
and for the Period from June 13, 2007 (Inception) to December 31, 2007
(in thousands)

			For the Period from June
			13, 2007 (Inception) to
	2009	2008	December 31, 2007
Cash flows from operating activities
Net loss	$(21,865)	$(17,892)	$(1,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,171	46,495	23,670
Amortization of above and below market leases	(2,293)	(1,890)	(1,177)
Deferred rent receivable	(2,527)	(3,506)	(3,082)
Bad debt expense	(320)	898	367
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of effects of real estate portfolio purchase in 2007
Tenant and other receivables	2,995	(2,462)	(3,206)
Prepaid expenses and other assets	(151)	31	411
Accounts payable, accrued expenses and other liabilities	(448)	712	(3,716)
Payable to members	—	(4,937)	4,937
Interest payable	—	—	3,584
Accrued real estate taxes payable	(243)	178	(2,851)
Advanced rents and security deposits	(843)	(266)	(2,053)

Net cash provided by operating activities	21,476	17,361	15,202

Cash flows from investing activities
Cash paid in acquisition, net of cash acquired	—	—	(972,086)
Net cash deposited in restricted account	(1,848)	—	—
Capital expenditures	(7,099)	(8,541)	(6,967)
Net proceeds from disposition of real estate	—	—	218,942
Leasing costs paid	(3,143)	(2,529)	(1,772)

Net cash used in investing activities	(12,090)	(11,070)	(761,883)

Cash flows from financing activities
Proceeds from mortgage notes payable	—	—	741,907
Repayment of loans from members	—	—	(15,005)
Proceeds from loans from members	—	—	15,005
Proceeds from issuance of nonredeemable common units	—	—	392,938
Distributions paid to equity member	(12,077)	(16,268)	(251,175)
Distributions paid to temporary equity members	(4,402)	(6,088)	(95,906)
Deferred loan costs paid	—	—	(1,567)

Net cash (used in) provided by financing activities	(16,479)	(22,356)	786,197

Net (decrease) increase in cash and cash equivalents	(7,093)	(16,065)	39,516
Cash and cash equivalents at beginning of year	23,451	39,516	—

Cash and cash equivalents at end of year	$16,358	$23,451	$39,516

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$42,199	$42,315	$19,299

Supplemental information of non-cash investing and financing activities:
Issuance of redeemable common units for real estate	$—	$—	$150,035

The accompanying notes are an integral part of these consolidated financial statements.

DRA/CLP Office LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein), and
the Period from June 13, 2007 (Inception) to December 31, 2007
1. Organization
          On June 15, 2007, DRA/CLP Office LLC (the “Company”) became the owner of 24 office properties, consisting of 59 buildings and two retail properties that were previously owned by Colonial Realty Limited Partnership (“CRLP”). The properties are owned by limited liability companies (the “Subsidiaries”), which are owned directly or indirectly by the Company. The Company portfolio consists of 6.9 million square feet of Class A suburban and urban office buildings and two adjoining retail centers located in suburban and urban office markets in Alabama, Florida, Georgia, North Carolina and Texas. At December 31, 2007, G& I VI Investment DRA/CLP Office LLC (“DRA”) held approximately 72.4% of the limited liability company interests of the Company; Colonial Office Holdings LLC, a subsidiary of CRLP, holds 15% of the limited liability company interests in the Company (and serves as the “Manager” of the Company); and certain limited partners of CRLP (“Rollover LPs”), that did not elect to sell their interests in the Company to DRA, hold the remaining approximately 12.6% of the limited liability company interests in the Company.
          In May 2009 and 2008, certain Rollover LPs sold their membership interests to DRA; reducing the Rollover LPs’ interests from 12.6% to approximately 11.7% of the limited liability company interests in the Company as of December 31, 2009. DRA purchased these Rollover LPs’ units with cash, increasing DRA’s ownership interest from 72.4% to 73.3% of the limited liability company interests of the Company. As of December 31, 2009, Colonial Office Holdings LLC continues to hold 15% of the limited liability interests in the Company.
          In November 2007, the Company sold nine properties consisting of 19 buildings with combined square feet of 1.7 million located in Huntsville, Alabama. As of December 31, 2009 and 2008, the Company owned 15 office properties, consisting of 40 office buildings and two retail centers totaling approximately 5.2 million square feet located in suburban and urban office markets in Alabama, Florida, Georgia, North Carolina and Texas.
          Operating Agreement - The Company will distribute cash flow from operations for each fiscal quarter first to the holders of common units pro rata, in accordance with their respective percentage interests until the “9% Preferred Return Account” (as defined in the Amended Operating Agreement) of each such holder has been reduced to zero, and thereafter, 15% to the Manager and 85% to the holders of common units (including the Manager), pro rata among such holders of common units in accordance with their respective percentage interests. Capital proceeds from a merger, consolidation or sale of all or substantially all of the properties, and from other re-financings and asset sales, and proceeds in liquidation shall be distributed to holders of common units pro rata in accordance with their respective percentage interests. All distributions are subject to any payments required to be made by the Company in respect of any partner loans made by the Manager or DRA. In addition, the Manager is not required to make any distribution of cash to the members if such distribution would cause a default under a loan agreement to which the Company is a party.
          As of December 31, 2009 and 2008, and for the years then ended, the Company does not meet the criteria of a significant subsidiary to Colonial Properties Trust and as a result, the financial statements for those periods are audited but the report is not presented herein.
2. Summary of Significant Accounting Policies
          FASB Accounting Standards Codification — In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105-10 is effective for financial statements issued for fiscal years and interim period ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements; however the historical GAAP references have been adjusted in these financial statements.

DRA/CLP Office LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein), and
the Period from June 13, 2007 (Inception) to December 31, 2007
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
          Depreciation and Amortization — The Company computes depreciation on its land improvements and buildings and improvements using the straight-line method based on estimated useful lives, which generally range from 3 to 59 years. Tenant improvements are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). The values of above-market leases are amortized as a reduction of rental income over the remaining non-cancelable term of the lease. The values of below-market leases are amortized as an increase to rental income over the initial term and any fixed-rate renewal period of the associated lease. The value associated with in-place leases and tenant relationships is amortized as a leasing cost over the initial term of the respective leases and any probability-weighted renewal periods. As of December 31, 2009, the initial term and any probability-weighted renewal periods have a weighted average composite life of 6.1 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles will be written-off.
          Deferred Financing and Leasing Costs — Deferred leasing costs consist of legal fees and brokerage costs incurred to initiate and renew operating leases and leasing costs acquired at inception and are amortized on a straight-line basis over the related lease term. Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing that are integral to the closing of such financing. These costs are amortized over the terms of the respective loan agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
          Deferred financing and leasing costs consist of the following:

(in thousands)	December 31,
	2009	2008
Financing costs	$1,567	$1,567
Leasing costs	36,879	34,408

	38,446	35,975
Less accumulated amortization	15,699	9,071

	$22,747	$26,904

          Future amortization of acquired leasing costs subject to amortization for each of the next five years and thereafter is estimated as follows:

DRA/CLP Office LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein), and
the Period from June 13, 2007 (Inception) to December 31, 2007

(in thousands)
2010	$4,895
2011	3,512
2012	2,276
2013	1,921
2014	1,243
Thereafter	2,610

$16,457

          Impairment and Disposal of Long-Lived Assets — The Company applies ASC 360 to account for the impairment or disposal of long-lived assets. In accordance with ASC 360-10, the results of operations of real estate held for sale and real estate sold during the year are presented in discontinued operations. The Company no longer records depreciation and amortization on assets held for sale. The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. The Company’s determination of fair value is based on inputs management believes are consistent with those that market participants would use. Estimates are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For the years ended December 31, 2009 and 2008, and the period ended December 31, 2007, no impairment charges were recorded.
          Revenue Recognition — Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent receivable on the accompanying balance sheets. The Company establishes, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The deferred rent receivable reflected on the balance sheets is net of such allowance.
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
          Tenant Receivables and Allowances for Doubtful Accounts — Tenant receivables consists of receivables from tenants for rent and other charges, recorded according to the terms of their leases. The Company maintains an allowance for doubtful accounts for estimated losses due to the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. As of December 31, 2009 and 2008, respectively, allowance for doubtful accounts amounted to approximately $0.9 million and $1.3 million. The Company may or may not require collateral for tenant receivables.
          Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At various times throughout the year, the Company maintained balances in excess of Federal Deposit Insurance Corporation insured limits with two financial institutions.
          Restricted Cash — Restricted cash represents amounts placed in escrow for purposes of making payments for certain tenant improvements and leasing commissions, in accordance with the loan agreement (See Note 5).

DRA/CLP Office LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein), and
the Period from June 13, 2007 (Inception) to December 31, 2007
     Income Taxes — No provision or benefit for income taxes has been included in the consolidated financial statements because such taxable income or loss passes through to, and is reportable by, the members of the Company.
     Fair Value Measurements — The Company applies ASC 820-10 for financial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820-10 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
     ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset and liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset and liability; which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance or a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset and liability.
     Fair Value of Financial Instruments — The Company believes the carrying amount of its temporary investments, tenant receivables, accounts payable, accrued expenses and other liabilities is a reasonable estimate of fair value of these instruments. Based on the estimated market interest rates of approximately 6.5%, the fair value of the Company’s mortgage payable is approximately $716.0 million as of December 31, 2009.
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
     Redeemable Common Units — In accordance with ASC 480-10-S99, the Company has elected to recognize changes in the redemption value of the Redeemable Common Units immediately as they occur and to adjust the carrying value to equal the redemption value at the end of each reporting period. The accrued changes are reflected in the Consolidated Statement of Changes in Temporary Equity and Equity as Changes in Redemption Value of Redeemable Common Units.
     Accounting Pronouncements Recently Adopted — In May 2009, the FASB issued SFAS No. 165, Subsequent Events, now known as ASC 855-10, Subsequent Events. ASC 855-10 establishes the principles and requirements for recognizing and disclosing subsequent events under GAAP. ASC 855-10 incorporates the principles and accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB, as well as prescribes disclosure regarding the date through which subsequent events have been evaluated. Companies are required to

DRA/CLP Office LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein), and
the Period from June 13, 2007 (Inception) to December 31, 2007 evaluate the subsequent events through the date the financial statements are issued. ASC 855-10 is effective for fiscal years and interim periods ending after June 30, 2009. The adoption of ASC 855-10 did not have a material impact on the Company’s consolidated financial statements.
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

          The purchase price of approximately $1.1 billion consists of:
(1)	Cash of approximately $972 million arising from the issuance of nonredeemable common units and proceeds from mortgage payable

(2)	Redeemable common units issued with a fair value of approximately $150 million
          The Company allocated the purchase price to the acquired tangible and identifiable intangible assets, including land, buildings, tenant improvements, above and below market leases, acquired in-place leases, other assets and assumed liabilities in accordance with ASC 805-10. The allocation to identifiable intangible assets is based upon various factors including the above or below market component of in-place leases, the value of in-place leases and the value of tenant relationships, if any. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate that reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The aggregate value of in-place leases acquired is measured based on the difference between (i) the property values with existing in-place leases adjusted to market rental rates, and (ii) the property valued as if vacant. The allocation of the purchase price to tangible assets (buildings and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could have resulted in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

DRA/CLP Office LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein), and
the Period from June 13, 2007 (Inception) to December 31, 2007
4. In-Place and Acquired Net Below-Market Leases
          For the years ended December 31, 2009 and 2008, and the period ended December 31, 2007, the Company recognized a net increase of approximately $2.3 million, $1.9 million, and $1.2 million, respectively, in rental revenue for the amortization of acquired below-market leases, net of acquired above-market leases (“acquired net below-market leases”). The amortization for the above-market leases and below-market leases were $2.4 million and ($4.7) million, respectively, for the year ended December 31, 2009. For the year ended December 31, 2008, the amortization for the above-market leases and below-market leases were $3.4 million and ($5.3) million, respectively. For the period ended December 31, 2007, the amortization for the above-market leases and below-market leases was $1.5 million and ($2.7) million, respectively. The Company recognized approximately $7.9 million and $8.3 million of amortization of in-place leases for the years ended December 31, 2009 and 2008, respectively. For the period ended December 31, 2007, the Company recognized approximately $4.6 million of amortization of in-place leases.
          Future amortization of acquired in-place leases and acquired net below-market leases for each of the next five years and thereafter is estimated as follows:

	(in thousands)
		Acquired
	In-Place	Net Below
For the Year Ended December 31,	Leases	Market Leases
2010	$7,327	$2,063
2011	4,251	2,450
2012	2,023	1,746
2013	1,748	1,530
2014	1,316	1,338
Thereafter	4,187	2,773

	$20,852	$11,900

5. Mortgage Payable
          The Company has a non-recourse loan with an amount of approximately $742 million outstanding at December 31, 2009 and 2008 payable to Wells Fargo Bank, N.A. The loan is interest only and bears monthly interest at a fixed rate of 5.61%. The loan matures on July 1, 2014, is cross collateralized by various properties, and is guaranteed up to $15 million by DRA G&I Fund VI Real Estate Investment Trust, the sole owner of DRA. The loan may not be prepaid prior to the maturity date without the payment of a Yield Maintenance Premium, as defined in the loan agreement. In addition, the Company may defease one or more of the properties from a lien on the loan upon satisfaction of conditions as stated in the loan agreement. The loan requires that the Company maintain a certain debt service coverage ratio. As of December 31, 2009, the Company was in compliance with this covenant. Interest expense in the amount of approximately $42.2 million, $42.3 million and $22.5 million was incurred during the years ended December 31, 2009 and 2008, and the period ended December 31, 2007, respectively.
6. Discontinued Operations
          In November 2007, the Company sold nine properties consisting of 19 buildings with combined square feet of 1.7 million located in Huntsville, Alabama. The buildings were sold for a total net price of approximately $209 million. The Company did not recognize a gain or loss from the sale of these buildings because the sale of these buildings provided relevant data to the Company that resulted in a modified allocation of the purchase price to those buildings.

DRA/CLP Office LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein), and
the Period from June 13, 2007 (Inception) to December 31, 2007
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
The future minimum fixed base rentals under these non-cancelable leases are approximately as follows:

(in thousands)
2010	$84,760
2011	74,207
2012	53,319
2013	38,352
2014	31,492
Thereafter	53,934

$336,064

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

DRA/CLP Office LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein), and
the Period from June 13, 2007 (Inception) to December 31, 2007
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
9. Redeemable Common Units
          Rollover LP Put Rights
          At any time after June 15, 2010, each Rollover LP or any group of Rollover LPs holding in the aggregate a number of the Company common units greater than or equal to the lesser of (x) 526,150 common units or 75% of the remaining common units held by the Rollover LPs, will have the right to require the Company to buy all, but not fewer than all, of its common units during an Annual Redemption Period (as defined in the Amended Operating Agreement) for a purchase price equal to the “Redemption Value.” The “Redemption Value” of the Rollover LP’s common units will equal the product of (x) the percentage interest represented by such common units times (y) an amount equal to (i) the aggregate Fair Market Value of the properties, plus (ii) the net current assets of the Company, minus (iii) the Fair Market Value of the indebtedness of the Company and its subsidiaries, minus (iv) the aggregate liquidation preference of any preferred Company units then outstanding, minus (v) an amount equal to 1.0% of the amount in clause (i) as an estimate of sales costs in connection with the sale of such properties. The Rollover LPs’ common units subject to the put rights are referred to as Redeemable common units and are shown in the accompanying consolidated balance sheet as Temporary Equity-Redeemable common units at its redemption value. The Fair Market Value of the properties will be based on the most recent independent appraisal obtained by the Company (which shall not be older than 15 months).
          Rollover LP Redemption in Kind
          At any time after the seventh anniversary of the Amended Operating Agreement, dated June 15, 2007, any Rollover LP or a group of Rollover LPs holding in the aggregate a number of common units greater than or equal to the lesser of (x) the number of common units with an aggregate purchase price of $5 million under the Purchase Agreements, or (y) 75% of the remaining common units held by Rollover LPs, may require the Company to redeem all, but not less than all, of such Rollover LPs’ common units in exchange for one or more properties owned by the Company for at least two years (“Existing Properties”); (or common units in entities the sole assets of which are such properties). The Company shall use its reasonable

DRA/CLP Office LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein), and
the Period from June 13, 2007 (Inception) to December 31, 2007 discretion in selecting the Existing Properties to be distributed to the Rollover LPs. The “Redemption Value” of the Rollover LP’s common units will equal the product of (x) the percentage interest represented by such common units times (y) an amount equal to the (i) aggregate Fair Market Value of the properties, plus (ii) the net current assets of the Company, minus (iii) the principal amount of indebtedness of the Company and its subsidiaries, minus (iv) the aggregate liquidation preference of any preferred Company units then outstanding. The Fair Market Value of the properties will be based on the most recent independent appraisals obtained by the Company (which shall not be older than 15 months).
          Colonial Office Holdings Put Right
          At any time after June 15, 2010, the expiration of the Lockout Period, Colonial Office Holdings (“Office Holdings”) will have the right to require the Company to purchase all (but not less than all) of its common units. The purchase price will equal the Fair Market Value of Office Holdings’ common units, which is an amount equal to the percentage interest represented by such Common Units, times (i) the aggregate Fair Market Value of the Properties, plus (ii) the net current assets of the Company, minus (iii) the principal amount of the indebtedness of the Company and its subsidiaries, minus (iv) the aggregate liquidation preference of any preferred common units then outstanding. The Fair Market Value of the Properties will be determined in accordance with the Valuation Method, as defined in the Operating Agreement. The Company may sell properties of DRA’s choice in order to satisfy its obligations to Office Holdings under the Office Holdings put option. Office Holdings will make any required payments of Tax Damages Amounts to the Rollover LPs arising as a result of the sale of one or more Properties in connection with the exercise of Office Holdings’ put option. Colonial Office Holdings’ common units subject to the put rights are referred to as Redeemable common units and are shown in the accompanying consolidated balance sheet as Temporary Equity-Redeemable common units at its redemption value.
10. Related Party Transactions
          The Company’s properties are managed by Colonial Properties Services, Inc. (the “Property Manager”), a subsidiary of CRLP. During the term of the management agreements, the Company will pay to the Property Manager a management fee equal to 4% of Gross Receipts as defined by the management agreements, construction management fees, and reimbursement for payroll, payroll related benefits and administrative expenses. Management fees incurred by the Company for the years ending December 31, 2009 and 2008, and the period ending December 31, 2007, were approximately $4.2 million, $4.4 million, and $2.8 million, respectively. As of December 31, 2009 and 2008, approximately $0.4 million, $0.5 million in management fees were included in accounts payable, respectively. Construction management fees incurred by the Company for the years ending December 31, 2009 and 2008, and the period ending December 31, 2007, were approximately $0.3 million, $0.3 million, and $0.1 million respectively. As of December 31, 2009 and 2008, there were no construction management fees included in accounts payable. For the years ending December 31, 2009 and 2008, and the period ending December 31, 2007, the Company reimbursed the Property Manager approximately $3.4 million, $3.7 million, and $2.1 million, respectively, for payroll, payroll related benefits and administrative costs. The Company has accrued payroll of approximately $0.2 million as of December 31, 2009 and 2008.
          For the years ended December 31, 2009 and 2008, and the period ending December 31, 2007, the Company paid leasing commissions to the Property Manager of approximately $2.7 million, $1.7 million, and $2.3 million respectively. As of December 31, 2008, approximately $0.7 million in leasing commissions were included in accounts payable. As of December 31, 2009, there were no leasing commissions in accounts payable.
          For the period ended December 31, 2007, the Company incurred approximately $0.5 million in disposition fees associated with the properties sold in November payable to the Property Manager. These fees were paid in 2008.
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

DRA/CLP Office LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Not Covered By the Report Included Herein), and
the Period from June 13, 2007 (Inception) to December 31, 2007
          As discussed in Note 6, in November 2007, the Company disposed of its interest in nine office properties totaling 1.7 million square feet located in Huntsville, Alabama. As part of the transaction, CLP acquired a 40% interest in three tenancies in common (TIC) investments of the same nine office properties.
          The Company leased space to the Property Manager and its affiliates. For the years ended December 31, 2009 and 2008, and the period ended December 31, 2007, rent and other income received from the entities totaled approximately $1.7 million, $1.5 million and $0.9 million, respectively.
          The Company entered into a lease renewal and expansion agreement between the Company and the Property Manager during the same periods. Tenant improvement costs of $0.1 million and $0.7 million were incurred by the Company for the year ended December 31, 2008, and the period ending December 31, 2007, respectively, as required by the terms of the lease agreement. There were no tenant improvement costs incurred in 2009.
          The Company leased space to an entity in which a trustee of CLP has an interest. The Company received rent from this entity for approximately $0.6 million, $0.5 million and $0.3 million, during the years ended December 31, 2009 and 2008, and the period ending December 31, 2007, respectively.
11. Subsequent Events
          In February 2010, the Company paid $2.0 million in distributions to the Members.
          Management of the Company has evaluated all events and transactions that occurred after December 31, 2009; up through February 26, 2010, the date of issuance of these financial statements. During this period, there were no material subsequent events other than the one disclosed above.

Appendix S-2
OZ/CLP Retail LLC and Subsidiaries
Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 and 2007

OZ/CLP Retail LLC and Subsidiaries
Contents
Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein) and 2007

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
PricewaterhouseCoopers LLP
Birmingham, Alabama
February 29, 2008, except for changes in items reflected in discontinued operations discussed in Note 1, as to which the date is February 26, 2010

OZ/CLP Retail LLC and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(in thousands)

	(Not Covered by the	(Not Covered by the
	Report Included	Report Included
	Herein) 2009	Herein) 2008
ASSETS
Land, buildings and equipment, net	$280,656	$324,738
Cash	2,982	3,230
Restricted cash	2,813	2,217
Accounts receivable, net	1,616	2,095
Deferred lease costs, net	4,824	7,014
Deferred mortgage costs, net	535	738
In place leases, net	12,128	16,404
Acquired above market leases, net	4,344	6,085
Other assets	1,264	1,068

Total assets	$311,162	$363,589

LIABILITIES, TEMPORARY EQUITY and MEMBERS’ EQUITY
Mortgages payable	$246,073	$284,000
Accounts payable and accrued expenses	2,087	1,672
Unpaid redemption value of redeeming Rollover LP members	—	8,713
Accrued interest	1,057	1,245
Acquired below market leases, net	11,093	14,272
Tenant deposits	422	420
Unearned rent	702	1,121

Total liabilities	261,434	311,443

COMMITMENTS AND CONTINGENCIES (NOTE 7)

TEMPORARY EQUITY — REDEEMABLE COMMON UNITS
Redeemable common units (Redemption value of $118)	118	137

EQUITY — NONREDEEMABLE COMMON UNITS	49,610	52,009

Total liabilities, temporary equity and members’ equity	$311,162	$363,589

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries
Consolidated Statements of Operations
For the Periods Ended December 31, 2009, 2008 and 2007
(in thousands)

	(Not Covered by the	(Not Covered by the
	Report Included	Report Included	For the Period
	Herein) For the	Herein) For the	From June 15, 2007
	Period Ended	Period Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2007
Revenues
Rent	$23,600	$23,835	$13,021
Percentage rent	36	51	18
Tenant recoveries	5,820	6,092	3,250
Other	652	722	396

Total revenues	30,108	30,700	16,685

Property operating expenses
General operating expenses	1,276	1,270	601
Management fees paid to affiliate	1,111	992	620
Repairs and maintenance	1,896	2,083	1,110
Taxes, licenses and insurance	3,760	3,692	1,935
General and administrative	824	667	417
Depreciation	8,722	8,424	5,261
Amortization	5,191	6,772	3,128

Total property operating expenses	22,780	23,900	13,072

Income from operations	7,328	6,800	3,613
Other income (expense)
Interest expense	(16,464)	(16,422)	(8,683)
Interest income	9	85	52

Total other expense	(16,455)	(16,337)	(8,631)

Loss from continuing operations	(9,127)	(9,537)	(5,018)

Discontinued operations

Income (loss) from discontinued operations	60	(379)	(296)
Gain on disposal of discontinued operations	863	—	—

Income (loss) from discontinued operations	923	(379)	(296)

Net loss	$(8,204)	$(9,916)	$(5,314)

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries
Consolidated Statements of Members’ Equity and Temporary Equity
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report
Included Herein) and 2007
(in thousands)

	Equity			Temporary
		Colonial Retail		Equity
	OZRE Retail LLC	Holdings LLC	Total	Rollover LP’s
Balance – Beginning of Period — June 15, 2007 (Inception)	$—	$—	$—	$—

Issuance of redeemable common units	—	—	—	21,617
Issuance of nonredeemable common units	125,248	25,917	151,165	—
Distributions	(68,025)	(14,076)	(82,101)	(11,741)
Net loss	(3,852)	(797)	(4,649)	(665)
Change in redemption value of redeemable common units	(528)	(110)	(638)	638

Balance – December 31, 2007	$52,843	$10,934	$63,777	$9,849

Redemption of redeemable common units	$(614)	$(127)	$(741)	$(8,368)
Distributions	(1,851)	(383)	(2,234)	(221)
Net loss	(7,804)	(1,615)	(9,419)	(497)
Change in redemption value of redeemable common units	517	109	626	(626)

Balance – December 31, 2008	$43,091	$8,918	$52,009	$137

Distributions	$(1,072)	$(222)	$(1,294)	$(7)
Contributions	—	7,087	7,087
Net loss	(6,781)	(1,403)	(8,184)	(20)
Transfer value of nonredeemable common units	14,380	(14,380)	—	—
Change in redemption value of redeemable common units	(8)	—	(8)	8

Balance – December 31, 2009	$49,610	$—	$49,610	$118

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries
Consolidated Statements of Cash Flows
For the Periods Ended December 31, 2009, 2008 and 2007
(in thousands)

	(Not Covered by the	(Not Covered by the
	Report Included	Report Included	For the Period
	Herein) For the	Herein) For the	From June 15, 2007
	Period Ended	Period Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2007
Cash flows from operating activities
Net loss	$(8,204)	$(9,916)	$(5,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,123	16,460	9,166
Above/Below market amortization	(1,246)	(961)	(514)
Gain from sale of property	(863)	—	—
Bad debt expense	519	210	123
Changes in operating assets and liabilities
Accounts receivable	(264)	(957)	(574)
Other assets	(453)	(368)	(469)
Accounts payable and accrued expenses	415	(91)	(631)
Accrued interest	248	309	1,245
Tenant deposits	2	(22)	(110)
Unearned rent	(419)	(51)	(10)

Net cash provided by operating activities	4,858	4,613	2,912

Cash flows from investing activities
Cash paid in acquisition, net of cash acquired	—	—	(311,219)
Proceeds from sale of property, net of selling costs	37,735	—	—
Restricted cash	(596)	(335)	(1,882)
Capital expenditures	(1,304)	(1,121)	(276)
Leasing costs paid	(421)	(682)	(86)

Net cash provided by (used in) investing activities	35,414	(2,138)	(313,463)

Cash flows from financing activities
Borrowing of long-term debt	—	—	284,000
Repayment of long-term debt	(37,927)	—	—
Repayment of loans to members	—	—	(4,952)
Proceeds from loans of members	—	—	4,952
Proceeds from issuance of nonredeemable common units	—	—	125,248
Contributions received from equity members	7,087	—	—
Distributions paid to equity members	(1,294)	(2,234)	(82,101)
Distributions paid to temporary equity members	(7)	(221)	(11,741)
Repayment of redemption value to redeeming Rollover LP members	(8,379)	(705)	—
Deferred loan costs	—	—	(940)

Net cash (used in) provided by financing activities	(40,520)	(3,160)	314,466

(Decrease) Increase in cash	(248)	(685)	3,915
Cash
Beginning of period	3,230	3,915	—

End of period	$2,982	$3,230	$3,915

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$18,175	$18,223	$8,503

Supplemental information of non-cash investing and financing activities
Issuance of redeemable common units for real estate	$—	$—	$47,534

Redemption value of redeemable common units to Rollover LP members	$—	$(9,109)	$—
Discount on redemption value of redeeming Rollover LP members	$770	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
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
     In June 2008, certain Rollover LP’s exercised an option to sell their membership interests totaling approximately $9.1 million reducing the Rollover LP’s interests to approximately 0.2% of the limited liability company interests in the Company. The redeemed units were purchased by the joint venture increasing OZRE’s ownership interest from 72.5% to 82.7% and Retail Holdings’ interest from 15.0% to 17.1%. The purchase price of the redeemed units is payable in installments to the redeeming Rollover LP’s using 50% of the funds otherwise available for distribution to the holders of common company units. During 2008, $0.7 million in payments were made to these redeeming Rollover LP’s. The unpaid portion of the redemption value accrues interest at the rate of 6% per annum and compounds quarterly.
     On December 14, 2009, the Company completed a transaction with CRLP, in which CRLP transferred its 17.1% interest in the Company to OZRE and paid cash of $45.1 million. Of the $45.1 million, $38.0 million was used by the Company to repay the associated mortgage debt and other costs and $7.1 million was used to discharge the unpaid Redemption Value to redeeming Rollover LP’s who elected to redeem their units in June 2008. In exchange, CRLP received 100% ownership of one of the Company’s properties, Colonial Promenade Alabaster, a 612,000-square-foot center located in Birmingham, Alabama. As a result of the transaction, OZRE holds approximately 99.8% of the limited liability company interest in the Company and certain Rollover LP’s hold the remaining approximately 0.2% of the limited liability company interest in the Company.
     In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 205-20, Discontinued Operations, net income (loss) and gain (loss) on disposition of operating properties sold through December 31, 2009, in which the Company does not maintain continuing involvement, are reflected in its Consolidated Statements of Operations on a comparative basis as “Income (loss) from discontinued operations” for the periods ended December 31, 2009, 2008 and 2007.
     As of December 31, 2009, the Company owned 10 properties totaling approximately 2.4 million square feet located in Alabama, Florida, Georgia and Texas.

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
and 2007
     Operating Agreement — The Company will distribute 50% of cash flow from operations for each fiscal quarter to the redeeming Rollover LP’s until such time the redeeming Rollover LP’s are paid in full. As a result of the transaction mentioned above, the redeeming Rollover LP’s were discharged of the unpaid Redemption Value in December 2009.
     The Company will distribute cash flows from operations for each fiscal quarter, first to the holders of any outstanding preferred company units (if any preferred company units are outstanding at the time of such distribution; as of December 31, 2009 and 2008, there were no preferred company units outstanding), second to the holders of common company units, pro-rata, in accordance with their respective percentage interests until the “8% Preferred Return Account” (as defined in the Amended Operating Agreement) of each such holder shall have been reduced to zero, and thereafter; 15% to the Manager (the “Promote Payment”) and 85% to the holders of common company units (including the Manager), pro-rata among such holders of common company units in accordance with their respective percentage interests. In the event that members of the Company have a positive balance in their “8% Preferred Return Account” after the final distribution of cash flow following any fiscal year of the Company and the Manager shall have received a Promote Payment with respect to such fiscal year, then within 15 days after such distribution of cash flow, the Manager shall pay to the members pro-rata in accordance with their respective percentage interests the lesser of: (i) the aggregate amount of the Promote Payment received by Manager with respect to such preceding fiscal year or (ii) the aggregate amount of the members’ positive balances in their respective 8% Preferred Return Accounts. The actual amount (if any) received by each such member shall reduce the positive balance in their respective 8% Preferred Return Account.
     Subject to the provisions of any agreement to which the Company is a party, net capital proceeds from a merger, consolidation or sale of all or substantially all of the properties, from re-financings and other asset sales, and proceeds in liquidation shall be distributed first to the holders of any outstanding preferred company units and thereafter to the holders of common company units, pro-rata in accordance with their respective percentage interests. All distributions are subject to any loan or similar agreements to which the Company is a party, and repayment of any Partner Loans made by Retail Holdings. In addition, the Manager is not required to make any distribution of cash to the members if such distribution would cause a default under a loan agreement to which the Company is party.
     As of December 31, 2009 and 2008, and for the years then ended, the Company does not meet the criteria of a significant subsidiary to Colonial Properties Trust and as a result, the financial statements for those periods are audited but the report is not presented herein.
2. Summary of Significant Accounting Policies
     Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     Land, Buildings and Equipment — Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company computes depreciation on its operating properties using the straight-line method based on estimated useful lives, which generally range from 3 to 48 years. Tenant improvements are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. The Company

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
and 2007
recognizes sales of real estate properties only upon the closing of a transaction. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under ASC 360-20, Real Estate Sales. Further, the profit is limited by the amount of cash received for which the Company has no commitment to reinvest pursuant to the partial sale provisions found in ASC 970-323, Investments – Equity Method and Joint Ventures.
     As discussed in Note 1, in December 2009, the Company completed a transaction with CRLP. As a result of the transaction, the Company transferred Colonial Promenade Alabaster for a sales price of $38.0 million and recognized a gain of $0.9 million. There were no sales transactions for the year ended December 31 2008.
Land, buildings and equipment consist of the following as of December 31, 2009 and 2008:

	(in thousands)
	December 31, 2009	December 31, 2008
Land	$51,779	$58,173
Buildings and improvements	230,063	256,899
Land improvements	20,528	24,507

	302,370	339,579
Accumulated depreciation	(21,714)	(14,841)

	$280,656	$324,738

     Depreciation expense (including amounts classified as Income (loss) from discontinued operations) for the periods ended December 31, 2009, 2008 and 2007 were $9.7 million, $9.5 million and $5.9 million, respectively.
     Acquisition of Real Estate Assets — The Company accounts for its acquisitions or investments in real estate in accordance with ASC 805-10, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on fair values. The Company considers acquisitions of operating real estate assets to be “businesses” as that term is contemplated in Emerging Issues Task Force (EITF) Issue No. 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business, which has not yet been codified in the ASC.
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
     Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
and 2007
respective leases. These above (below) market lease intangibles have a weighted-average composite life of 5.5 years as of December 31, 2009.
     The value associated with in-place leases and tenant relationships is amortized as a leasing cost over the initial term of the respective leases and any probability-weighted renewal periods. The initial term and any probability-weighted renewal periods have a current weighted average composite life of 4.0 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles will be written off. Amortization expense for in-place lease intangible assets for the periods ended December 31, 2009, 2008 and 2007 were approximately $3.8 million, $5.0 million and $2.5 million, respectively.
     The aggregate value of other intangible assets acquired are measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
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
     Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.
     As of December 31, 2009 and 2008, the Company maintained cash of approximately $3.0 million and $3.2 million, respectively, with one financial institution which exceeds the FDIC insured limits.
     Restricted Cash — Restricted cash is comprised of cash balances which are legally restricted as to use and consists of escrowed funds for property taxes, insurance and future capital improvements.
     Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist of receivables from tenants for rent and other charges recorded according to the terms of their leases. The Company maintains an allowance for doubtful accounts for estimated losses due to the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. The Company had an allowance for doubtful accounts of $0.5 million and $0.3 million as of December 31, 2009 and 2008, respectively. The Company may or may not require collateral for tenant receivables.

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
and 2007
     Deferred Lease Costs and Mortgage Costs — Deferred leasing costs and leasing costs acquired at inception consist of legal fees and brokerage costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized on a straight-line basis over the terms of the respective loan agreements, which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Deferred costs as of December 31, 2009 and 2008 consist of the following:

	(in thousands)
	2009	2008
Financing Costs	$940	$940
Leasing Costs	9,295	9,143

	10,235	10,083
Less Accumulated Amortization	4,876	2,331

	$5,359	$7,752
     Impairment and Disposal of Long-Lived Assets — The Company follows ASC 360-10-55, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-55, the results of operations of real estate held for sale and real estate sold during the year are presented in discontinued operations. The Company no longer records depreciation and amortization on assets held for sale. The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. The Company’s determination of fair value is based on inputs management believes are consistent with those that market participants would use. Estimates are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For the periods ended December 31, 2009, 2008 and 2007, no impairment charges were recorded.
     Revenue Recognition — Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in Other assets on the accompanying balance sheet with a balance of approximately $1.0 million and $0.8 million at December 31, 2009 and 2008, respectively. The Company establishes, on a current basis, an allowance for future potential tenant credit losses which may occur against this account. As of December 31, 2009 and 2008, the allowance was approximately $51,000 and $38,000, respectively.
     In addition to base rent, tenants also generally will pay their pro-rata share in real estate taxes and operating expenses for the building. In certain leases, in lieu of paying additional rent based upon building operating expenses, the tenant will pay additional rent based upon increases in the consumer price index over the index value in effect during a base year. In addition, certain leases contain fixed percentage increases over the base rent to cover escalations.
     Income Taxes — No provision or benefit for income taxes has been included in the consolidated financial statements because such taxable income or loss passes through to, and is reportable by, the members of the Company.
     Assets and Liabilities Measured at Fair Value — The Company applies ASC 820, Fair Value Measurements and Disclosures for financial assets and liabilities. ASC 820 defines fair value, establishes a framework for

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
and 2007
measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
     ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
     Fair Value of Financial Instruments — The Company believes the carrying amount of its temporary investments, tenant receivables, accounts payable and other liabilities is a reasonable estimate of fair value of these instruments. Based on estimated market interest rates for comparable issuances of approximately 7.0% and 7.5% at December 31, 2009 and 2008, respectively, the fair value of the Company’s mortgage payable was approximately $239.0 million and $268.0 million as of December 31, 2009 and 2008, respectively.
     Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results could differ from the Company’s estimates under different assumptions or conditions. On an ongoing basis, the Company evaluates the reasonableness of its estimates.
     Redeemable Common Units — In accordance with ASC 480-10-S99, Classification and Measurement of Redeemable Securities, the Company recognizes changes in the redemption value of the Redeemable Common Units immediately as they occur and adjust the carrying value to equal the redemption value at the end of each reporting period. The accrued changes are reflected in the Consolidated Statement of Members’ Equity and Temporary Equity as Changes in Redemption Value of Redeemable Common Units.
     Accounting Pronouncements Recently Adopted — In May 2009, the FASB issued SFAS No. 165, Subsequent Events, now known as ASC 855-10, Subsequent Events. ASC 855-10 establishes the principles and requirements for recognizing and disclosing subsequent events under GAAP. ASC 855-10 incorporates the principles and accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB, as well as prescribes disclosure regarding the date through which subsequent events have been evaluated. Companies are required to evaluate subsequent events through the date the financial statements are issued. ASC 855-10 is effective

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
and 2007
for fiscal years and interim periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material impact on the Company’s consolidated financial statements.
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

     The Company allocated the purchase price to acquired tangible and intangible assets, including land, buildings, tenant improvements, above and below market leases, acquired in-place leases, other assets and assumed liabilities in accordance with ASC 805-10, Business Combinations. The allocation to intangible assets is based upon various factors including the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships, if any. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The allocation of the purchase price to tangible assets is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could have resulted in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
and 2007
4. Intangibles
     For the periods ended December 31, 2009, 2008 and 2007, the Company recognized a net increase of approximately $1.2 million, $1.0 million and $0.5 million, respectively, in rental revenue for the amortization of above (below) market leases. The Company recognized approximately $3.8 million and $5.0 million of amortization for or related to in-place leases for the periods ended December 31, 2009 and 2008, respectively.
     Future amortization of acquired in-place leases and above (below) market leases for each of the next five years and thereafter is estimated as follows:

(in thousands)	In-Place	Above (Below)
For the Year Ended December 31,	Lease	Market Leases
2010	$2,897	$(1,027)
2011	2,041	(1,064)
2012	1,462	(988)
2013	1,183	(888)
2014	1,055	(834)
Thereafter	3,490	(1,948)

	$12,128	$(6,749)

5. Mortgage Payable
     The Company has a non-recourse loan with an amount of $246.1 million and $284.0 million outstanding on December 31, 2009 and 2008, respectively, payable to Key Bank Real Estate Capital (“Key Bank”). The loan is interest only and bears monthly interest at a fixed rate of 6.312%. The loan matures on August 6, 2014 and is collateralized by certain properties. Interest expense incurred on the mortgage payable was $18.0 million, $18.2 million and $9.7 million during the periods ended December 31, 2009, 2008 and 2007, respectively.
6. Leases
     The Company’s operations consist principally of owning and leasing retail space. Terms of the leases generally range from 5 to 10 years. The Company principally pays all operating expenses, including real estate taxes and insurance. Substantially all of the Company’s leases are subject to rent escalations based on changes in the consumer price index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow for leases to renew for varying periods. The Company’s leases are operating leases and expire at various dates through 2024. The future minimum fixed base rentals under these noncancelable leases are approximately as follows:

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
and 2007

For the Year Ended December 31,	(in thousands)
2010	$20,332
2011	16,750
2012	13,497
2013	11,201
2014	9,200
Thereafter	30,293

$101,273

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
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
and 2007
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
     As discussed in Note 1, in June 2008, certain Rollover LP’s exercised an option to sell their membership interests totaling approximately $9.1 million reducing the Rollover LP’s interests to approximately 0.2% of the limited liability company interests in the Company. The redemption value was $0.1 million at December 31, 2009 and 2008. Interest expense in the amount of $0.4 million and $0.3 million related to the unpaid portion of the redemption value was incurred during the periods ended December 31, 2009 and 2008, respectively.
     As discussed in Note 1, in December 2009, the Company completed a transaction with CRLP. As a result of the transaction, $7.1 million was used for the discharge of the unpaid Redemption Value to the redeeming Rollover LP’s.
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
9. Related Party Transactions
     The Company’s properties were managed by Colonial Properties Services, Inc. (the “Property Manager”), an affiliate of CRLP. During the term of the management agreements, the Company paid to the Property Manager a management fee equal to 4% of gross receipts as defined by the management agreements and reimbursement for payroll, payroll related benefits and administrative expenses. Management fees incurred by the Company for the periods ended December 31, 2009, 2008 and 2007 were approximately $1.3 million, $1.1 million and $0.7 million, respectively. For the periods ended December 31, 2009, 2008 and 2007, the Company reimbursed the Property

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2009, 2008 (Not Covered by the Report Included Herein)
and 2007
Manager approximately $0.5 million, $0.6 million and $0.4 million, respectively, for payroll, payroll related benefits and administrative costs. In addition, the Company had accrued payroll of approximately $23,000 and $28,000, for the periods ended December 31, 2009 and 2008, respectively.
     The Company received payments from the Property Manager of approximately $0.4 million for the periods ended December 31, 2009 and 2008 and $0.2 million for the period ended December 31, 2007, related to a master lease agreement for tenant space at one of the properties.
10. Subsequent Events
     In February 2010, the Company paid distributions to its members totaling approximately $1.7 million.
     Effective December 31, 2009, as a result of the transaction between the Company and CRLP, Colonial Properties Services, Inc., an affiliate of CRLP, will no longer provide management and leasing services for the 10 properties owned by the Company.
     Management of the Company has evaluated all events and transactions that occurred after December 31, 2009 up through February 26, 2010, the date these financial statements were issued. During this period, there were no material subsequent events other than those disclosed above.

Appendix S-3
Schedule II — Valuation and Qualifying Accounts and Reserves

	Beginning Balance	Charged to	Charged to Other				Balance End of
Description	of Period	Expense	Accounts		Deductions		Period
Allowance for uncollectable accounts deducted from accounts receivable in the balance sheet
2009	$999	1,209	—		(520)	(1)	$1,688
2008	$2,259	669	—		(1,929)	(1)	$999
2007	$1,720	1,853	—		(1,314)	(1)	$2,259

Allowance for uncollectable accounts deducted from notes receivable in the balance sheet
2009	$1,500	—	350	(2)	—		$1,850
2008	—	—	1,500	(3)	—		$1,500
2007	—	—	—		—		—

Allowance for straight line rent deducted from other assets in the balance sheet
2009	$323	—	507	(4)	—		$830
2008	$330	—	175	(4)	(182)	(5)	$323
2007	$1,330	—	87	(4)	(1,087)	(5)	$330

Valuation allowance deducted from deferred tax assets on the balance sheet
2009	$34,283	6,218	—		(7,901)		$32,600
2008	—	34,283	—		—		$34,283
2007	—	—	—		—		—

(1)	Uncollectible accounts written off, and payments received on previously written-off accounts

(2)	Of the $0.4 million, $0.1 million was netted against Gains from sales of property on the Consolidated Statements of Operations and Comprehensive Income (Loss) and $0.3 million was added back to Undeveloped Land and Construction in Progress on the Consolidated Balance Sheets.

(3)	Amounts netted against other non-property related revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss)

(4)	Amounts netted against minimum rent in the Consolidated Statements of Operations and Comprehensive Income (Loss)

(5)	Amounts reversed upon sale of property or property deferred rent equals zero

1

Appendix S-4
SCHEDULE III
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

		Initial Cost to Company							Date
			Buildings and	Cost Capitalized	Gross Amount at which Carried at Close of Period			Accumulated	Completed/Placed		Depreciable Lives
Description	Encumbrances (1)	Land	Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Depreciation	in Service	Date Acquired	-Years
Multifamily:
Ashley Park	—	3,702,098	15,332,923	1,311,977	3,702,098	16,644,900	20,346,998	(4,614,378)	1988	2005	3-40 Years
Autumn Hill	—	7,146,496	24,811,026	3,135,583	7,146,496	27,946,609	35,093,105	(5,354,603)	1970	2005	3-40 Years
Autumn Park I & II	—	4,407,166	35,387,619	534,837	4,407,166	35,922,455	40,329,622	(4,801,903)	2001/04	2005	3-40 Years
Brookfield	—	1,541,108	6,022,656	820,516	1,541,108	6,843,172	8,384,280	(1,897,733)	1984	2005	3-40 Years
Colonial Grand at Arringdon	18,104,424	3,016,358	23,295,172	1,136,802	3,016,358	24,431,974	27,448,332	(5,318,922)	2003	2004	3-40 Years
Colonial Grand at Ayrsley	—	4,261,351	—	31,955,643	4,261,351	31,955,643	36,216,994	(2,825,790)	2008	2006	3-40 Years
Colonial Grand at Barrett Creek	18,378,000	3,320,000	27,237,381	612,210	3,320,000	27,849,591	31,169,591	(4,805,846)	1999	2005	3-40 Years
Colonial Grand at Bear Creek	22,567,667	4,360,000	32,029,388	1,253,446	4,360,000	33,282,834	37,642,834	(5,930,417)	1998	2005	3-40 Years
Colonial Grand at Bellevue	—	3,490,000	31,544,370	2,014,929	3,490,986	33,558,313	37,049,299	(5,536,544)	1996	2005	3-40 Years
Colonial Grand at Berkeley Lake	—	1,800,000	16,551,734	574,809	1,800,000	17,126,543	18,926,543	(3,716,172)	1998	2004	3-40 Years
Colonial Grand at Beverly Crest	14,521,257	2,400,000	20,718,143	1,496,214	2,400,000	22,214,357	24,614,357	(4,691,326)	1996	2004	3-40 Years
Colonial Grand at Canyon Creek	15,569,117	4,032,000	24,272,721	24,393	4,032,000	24,297,114	28,329,114	(2,660,726)	2008	2005	3-40 Years
Colonial Grand at Crabtree Valley	9,869,425	2,100,000	15,272,196	1,007,723	2,100,000	16,279,919	18,379,919	(2,657,985)	1997	2005	3-40 Years
Colonial Grand at Cypress Cove	—	3,960,000	24,721,680	1,766,004	3,960,000	26,487,684	30,447,684	(3,442,013)	2001	2006	3-40 Years
Colonial Grand at Edgewater I	26,456,000	1,540,000	12,671,606	16,770,159	2,602,325	28,379,439	30,981,765	(12,725,311)	1990	1994	3-40 Years
Colonial Grand at Godley Station I	17,149,442	1,594,008	27,057,678	873,467	1,894,008	27,631,145	29,525,153	(3,084,626)	2001	2006	3-40 Years
Colonial Grand at Hammocks	—	3,437,247	26,514,000	1,835,670	3,437,247	28,349,670	31,786,917	(4,877,689)	1997	2005	3-40 Years
Colonial Grand at Heather Glen	—	3,800,000	—	35,871,043	4,134,235	35,536,809	39,671,043	(12,407,403)	2000	1998	3-40 Years
Colonial Grand at Heathrow	19,298,813	2,560,661	17,612,990	2,073,716	2,560,661	19,686,706	22,247,367	(8,578,920)	1997	1994/97	3-40 Years
Colonial Grand at Huntersville	14,165,000	3,593,366	—	22,541,561	5,439,551	20,695,376	26,134,927	(1,968,244)	2008	2006	3-40 Years
Colonial Grand at Inverness Commons	—	6,976,500	33,892,731	631,987	6,976,500	34,524,718	41,501,218	(3,923,142)	2001	2006	3-40 Years
Colonial Grand at Lakewood Ranch	—	2,320,442	—	24,384,467	2,359,875	24,345,034	26,704,909	(8,649,031)	1999	1997	3-40 Years
Colonial Grand at Legacy Park	—	2,212,005	23,076,117	958,003	2,212,005	24,034,120	26,246,125	(3,695,331)	2001	2005	3-40 Years
Colonial Grand at Liberty Park	16,702,589	2,296,019	—	26,493,365	2,296,019	26,493,365	28,789,384	(9,846,213)	2000	1998	3-40 Years
Colonial Grand at Madison	21,473,000	1,689,400	—	22,602,780	1,831,550	22,460,630	24,292,180	(8,499,547)	2000	1998	3-40 Years
Colonial Grand at Mallard Creek	14,646,982	2,911,443	1,277,575	16,572,092	3,320,438	17,440,672	20,761,110	(3,248,183)	2005	2003	3-40 Years
Colonial Grand at Mallard Lake	16,532,859	3,020,000	24,070,350	1,729,665	3,020,000	25,800,015	28,820,015	(4,348,388)	1998	2005	3-40 Years
Colonial Grand at Matthews Commons	—	2,026,288	—	19,418,865	3,002,207	18,442,946	21,445,153	(1,156,128)	2008	2007	3-40 Years
Colonial Grand at McDaniel Farm	—	4,240,000	36,239,339	1,447,443	4,240,000	37,686,782	41,926,782	(5,538,833)	1997	2006	3-40 Years
Colonial Grand at McGinnis Ferry	23,887,781	5,000,114	34,600,386	1,410,577	5,001,194	36,010,963	41,012,157	(7,184,631)	1997	2004	3-40 Years
Colonial Grand at Mount Vernon	14,364,100	2,130,000	24,943,402	829,587	2,130,000	25,772,989	27,902,989	(5,555,883)	1997	2004	3-40 Years
Colonial Grand at OldTown Scottsdale North	—	4,837,040	5,271,474	23,939,161	4,837,040	29,210,635	34,047,675	(3,417,297)	2001	2006	3-40 Years
Colonial Grand at OldTown Scottsdale South	—	6,139,320	6,558,703	30,307,737	6,139,320	36,866,440	43,005,760	(4,343,591)	2001	2006	3-40 Years
Colonial Grand at Patterson Place	14,395,531	2,016,000	19,060,725	1,103,578	2,016,000	20,164,303	22,180,303	(4,210,341)	1997	2004	3-40 Years
Colonial Grand at Pleasant Hill	—	6,024,000	38,454,690	2,333,618	6,006,978	40,805,330	46,812,308	(5,328,256)	1996	2006	3-40 Years
Colonial Grand at Quarterdeck	—	9,123,452	12,297,699	1,224,114	9,123,452	13,521,813	22,645,265	(2,840,075)	1987	2005	3-40 Years
Colonial Grand at River Oaks	11,147,000	2,160,000	17,424,336	1,848,003	2,160,000	19,272,339	21,432,339	(4,300,466)	1992	2004	3-40 Years
Colonial Grand at River Plantation	—	2,320,000	19,669,298	1,626,631	2,320,000	21,295,929	23,615,929	(4,732,623)	1994	2004	3-40 Years
Colonial Grand at Round Rock	22,944,843	2,647,588	—	32,550,219	2,700,769	32,497,038	35,197,807	(4,964,256)	1997	2004	3-40 Years
Colonial Grand at Scottsdale	—	3,780,000	25,444,988	510,054	3,780,000	25,955,042	29,735,042	(3,562,327)	1999	2006	3-40 Years
Colonial Grand at Seven Oaks	19,774,000	3,439,125	19,943,544	1,415,134	3,439,125	21,358,678	24,797,803	(5,393,527)	2004	2004	3-40 Years
Colonial Grand at Shiloh	28,539,612	5,976,000	43,556,770	1,145,447	5,976,000	44,702,217	50,678,217	(5,972,129)	2002	2006	3-40 Years
Colonial Grand at Silverado	—	2,375,425	17,744,643	672,231	2,375,425	18,416,874	20,792,299	(3,901,569)	2005	2003	3-40 Years
Colonial Grand at Silverado Reserve	—	2,392,000	—	22,117,736	2,726,325	21,783,411	24,509,736	(3,373,916)	2005	2003	3-40 Years
Colonial Grand at Sugarloaf	—	2,500,000	21,811,418	1,274,797	2,500,000	23,086,215	25,586,215	(4,928,683)	2002	2004	3-40 Years
Colonial Grand at Town Park (Lake Mary)	31,434,000	2,647,374	—	36,764,375	3,110,118	36,301,631	39,411,749	(13,188,690)	2005	2004	3-40 Years
Colonial Grand at Town Park Reserve	—	867,929	—	9,075,164	957,784	8,985,309	9,943,093	(1,860,152)	2004	2004	3-40 Years
Colonial Grand at Trinity Commons	30,500,000	5,333,807	35,815,269	1,305,870	5,333,807	37,121,139	42,454,946	(5,286,699)	2000/02	2005	3-40 Years
Colonial Grand at University Center	—	1,872,000	12,166,656	653,872	1,872,000	12,820,528	14,692,528	(1,665,416)	2005	2006	3-40 Years
Colonial Grand at Valley Ranch	—	2,805,241	38,037,251	2,677,515	2,805,241	40,714,766	43,520,007	(6,060,999)	1997	2005	3-40 Years
Colonial Grand at Wilmington	27,100,000	3,344,408	30,554,367	1,569,918	3,344,408	32,124,285	35,468,693	(4,888,345)	1998/2002	2005	3-40 Years
Colonial Reserve at West Franklin	—	4,743,279	14,416,319	6,583,748	4,743,279	21,000,067	25,743,346	(4,244,629)	1964/65	2005	3-40 Years
Colonial Village at Ashford Place	—	537,600	5,839,838	1,214,842	537,600	7,054,680	7,592,280	(2,788,310)	1983	1996	3-40 Years
Colonial Village at Canyon Hills	—	2,345,191	11,274,917	930,135	2,345,191	12,205,052	14,550,243	(2,179,057)	1996	2005	3-40 Years
Colonial Village at Chancellor Park	—	4,080,000	23,213,840	1,307,174	4,080,000	24,521,014	28,601,014	(3,480,789)	1999	2006	3-40 Years
Colonial Village at Charleston Place	—	1,124,924	7,367,718	841,467	1,124,924	8,209,185	9,334,109	(2,006,768)	1986	2005	3-40 Years
Colonial Village at Chase Gayton	—	3,270,754	26,910,024	1,866,648	3,270,754	28,776,672	32,047,426	(7,235,759)	1984	2005	3-40 Years
Colonial Village at Cypress Village (6)	—	5,839,590	—	21,689,194	3,355,493	24,182,755	27,538,248	(1,292,014)	2008	2006	3-40 Years
Colonial Village at Deerfield	—	2,032,054	14,584,057	947,411	2,032,054	15,531,469	17,563,523	(2,884,991)	1985	2005	3-40 Years
Colonial Village at Godley Lake	—	1,053,307	—	25,624,915	2,958,793	23,719,429	26,678,222	(1,878,448)	N/A	2007	3-40 Years
Colonial Village at Grapevine	—	6,221,164	24,463,050	2,154,681	6,221,164	26,617,731	32,838,895	(4,746,730)	1985/86	2005	3-40 Years
Colonial Village at Greenbrier	—	2,620,216	25,498,161	1,238,302	2,620,216	26,736,463	29,356,679	(4,000,019)	1980	2005	3-40 Years
Colonial Village at Greentree	—	1,920,436	10,288,950	1,167,799	1,878,186	11,498,999	13,377,185	(2,094,176)	1984	2005	3-40 Years
Colonial Village at Greystone	13,532,000	3,155,483	28,875,949	1,620,123	3,155,483	30,496,072	33,651,555	(4,495,573)	1998/2000	2005	3-40 Years
Colonial Village at Hampton Glen	—	3,428,098	17,966,469	1,630,089	3,428,098	19,596,557	23,024,655	(3,965,160)	1986	2005	3-40 Years
Colonial Village at Hampton Pointe	—	8,875,840	15,359,217	1,363,663	8,875,840	16,722,880	25,598,720	(3,445,639)	1986	2005	3-40 Years
Colonial Village at Harbour Club	—	3,209,585	20,094,356	1,202,437	3,209,585	21,296,793	24,506,378	(3,883,540)	1988	2005	3-40 Years
Colonial Village at Highland Hills	—	1,981,613	17,112,176	914,688	1,981,613	18,026,864	20,008,477	(4,169,704)	1987	2005	3-40 Years
Colonial Village at Huntington	—	1,315,930	7,605,360	1,233,632	1,315,930	8,838,992	10,154,922	(1,636,631)	1986	2005	3-40 Years
Colonial Village at Huntleigh Woods	—	745,600	4,908,990	2,075,210	730,688	6,999,112	7,729,800	(3,112,584)	1978	1994	3-40 Years
Colonial Village at Inverness	—	2,349,487	16,279,416	14,143,009	2,936,991	29,834,921	32,771,912	(14,877,880)	1986/87/90/97	1986/87/90/97	3-40 Years
Colonial Village at Main Park	—	1,208,434	10,235,978	1,209,997	1,208,434	11,445,976	12,654,410	(2,242,925)	1984	2005	3-40 Years
Colonial Village at Marsh Cove	—	2,023,460	11,095,073	1,498,448	2,023,460	12,593,521	14,616,981	(2,838,814)	1983	2005	3-40 Years
Colonial Village at Matthews	14,700,000	2,700,000	20,295,989	667,183	2,700,000	20,963,172	23,663,172	(1,760,295)	2008	2008	3-40 Years
Colonial Village at Meadow Creek	—	1,548,280	11,293,190	1,171,604	1,548,280	12,464,794	14,013,074	(2,890,440)	1984	2005	3-40 Years
Colonial Village at Mill Creek	—	2,153,567	9,331,910	923,845	2,153,567	10,255,755	12,409,322	(3,156,562)	1984	2005	3-40 Years
Colonial Village at North Arlington	—	2,439,102	10,804,027	954,612	2,439,102	11,758,639	14,197,741	(2,426,295)	1985	2005	3-40 Years
Colonial Village at Oakbend	20,304,614	5,100,000	26,260,164	1,302,256	5,100,000	27,562,420	32,662,420	(3,628,132)	1997	2006	3-40 Years
Colonial Village at Pinnacle Ridge	—	1,212,917	8,499,638	706,059	1,212,917	9,205,697	10,418,614	(2,044,546)	1951/85	2005	3-40 Years

1

SCHEDULE III
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

		Initial Cost to Company							Date
			Buildings and	Cost Capitalized	Gross Amount at which Carried at Close of Period			Accumulated	Completed/Placed		Depreciable Lives
Description	Encumbrances (1)	Land	Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Depreciation	in Service	Date Acquired	-Years
Colonial Village at Quarry Oaks	25,145,033	5,063,500	27,767,505	2,061,059	5,063,500	29,828,564	34,892,064	(5,292,371)	1996	2003	3-40 Years
Colonial Village at Shoal Creek	21,373,278	4,080,000	29,214,707	1,847,738	4,080,000	31,062,445	35,142,445	(4,547,315)	1996	2006	3-40 Years
Colonial Village at Sierra Vista	10,215,170	2,320,000	11,370,600	1,097,489	2,308,949	12,479,140	14,788,089	(2,857,892)	1999	2004	3-40 Years
Colonial Village at South Tryon	—	1,510,535	14,696,088	622,267	1,510,535	15,318,355	16,828,890	(2,299,129)	2002	2005	3-40 Years
Colonial Village at Stone Point	—	1,417,658	9,291,464	731,145	1,417,658	10,022,610	11,440,268	(2,398,947)	1986	2005	3-40 Years
Colonial Village at Timber Crest	13,370,779	2,284,812	19,010,168	950,977	2,284,812	19,961,145	22,245,957	(3,041,628)	2000	2005	3-40 Years
Colonial Village at Tradewinds	—	5,220,717	22,479,977	417,444	5,220,717	22,897,421	28,118,138	(4,033,724)	1988	2005	3-40 Years
Colonial Village at Trussville	—	1,504,000	18,800,253	3,197,227	1,510,409	21,991,071	23,501,480	(9,121,072)	1996/97	1997	3-40 Years
Colonial Village at Twin Lakes	—	4,966,922	29,925,363	1,488,736	5,624,063	30,756,958	36,381,021	(6,496,221)	2005	2001	3-40 Years
Colonial Village at Vista Ridge	—	2,003,172	11,186,878	1,009,894	2,003,172	12,196,772	14,199,944	(2,552,098)	1985	2005	3-40 Years
Colonial Village at Waterford	—	3,321,325	26,345,195	1,833,239	3,321,325	28,178,434	31,499,759	(5,583,593)	1989	2005	3-40 Years
Colonial Village at Waters Edge	—	888,386	13,215,381	1,155,503	888,386	14,370,884	15,259,270	(4,005,237)	1985	2005	3-40 Years
Colonial Village at West End	11,818,165	2,436,588	14,800,444	1,699,835	2,436,588	16,500,279	18,936,867	(3,431,750)	1987	2005	3-40 Years
Colonial Village at Westchase	—	10,418,496	10,348,047	1,576,618	10,418,496	11,924,665	22,343,161	(3,462,858)	1985	2005	3-40 Years
Colonial Village at Willow Creek	24,767,857	4,780,000	34,143,179	1,372,039	4,780,000	35,515,218	40,295,218	(5,212,412)	1996	2006	3-40 Years
Colonial Village at Windsor Place	—	1,274,885	15,017,745	1,583,547	1,274,885	16,601,292	17,876,177	(3,664,679)	1985	2005	3-40 Years
Colonial Village at Woodlake	—	2,781,279	17,694,376	764,958	2,781,279	18,459,334	21,240,613	(3,112,070)	1996	2005	3-40 Years
Enclave (6)	—	4,074,823	—	22,705,966	3,144,405	23,636,384	26,780,789	(1,727,790)	2008	2005	3-40 Years
Glen Eagles I & II	—	2,028,204	17,424,915	1,308,847	2,028,204	18,733,762	20,761,966	(3,425,143)	1990/2000	2005	3-40 Years
Heatherwood	—	3,550,362	23,731,531	3,978,648	3,550,362	27,710,179	31,260,541	(5,422,089)	1980	2005	3-40 Years
Paces Cove	—	1,509,933	11,127,122	850,079	1,509,933	11,977,201	13,487,134	(2,950,475)	1982	2005	3-40 Years
Remington Hills	—	2,520,011	22,451,151	2,324,971	2,520,011	24,776,122	27,296,133	(4,372,667)	1984	2005	3-40 Years
Summer Tree	—	2,319,541	5,975,472	622,115	2,319,541	6,597,586	8,917,127	(1,778,406)	1980	2005	3-40 Years
Southgate at Fairview (3)(5)(6)	—	1,993,941	—	1,789,558	1,993,941	1,789,558	3,783,499	—	2007	2005	N/A
Metropolitan Midtown — Condominiums (3)(4)(5)	—	—	—	16,510,375	3,000,103	13,510,272	16,510,375	—	2008	2006	N/A
Whitehouse Creek (3)	—	451,391	—	1,852,863	451,391	1,852,863	2,304,254	—	2008	2006	N/A
Commercial:						—
Colonial Center Brookwood Village	—	1,285,379	—	42,168,436	1,285,379	42,168,436	43,453,815	(3,570,230)	2007	2007	3-40 Years
Colonial Center Ravinia		9,007,010	112,741,447	—	9,007,010	112,741,447	121,748,457	(642,209)	1991	2009	3-40 Years
Colonial Center TownPark 400	—	3,301,914	—	23,551,784	3,301,914	23,551,784	26,853,698	(1,501,261)	2008	1999	3-40 Years
Metropolitan Midtown — Plaza	—	2,088,796	—	31,867,951	2,005,996	31,950,751	33,956,747	(2,591,861)	2008	2006	3-40 Years
Colonial Brookwood Village	—	6,851,321	24,435,002	70,210,631	7,117,672	94,379,282	101,496,954	(41,768,632)	1973/91/00	1997	3-40 Years
Colonial Promenade Alabaster		5,202,767	25,762,327	—	5,202,767	25,762,327	30,965,094	—	2007	2009	3-40 Years
Colonial Pinnacle Tannehill	—	19,097,386	—	26,746,947	14,794,624	31,049,709	45,844,333	(1,627,302)	2008	2006	3-40 Years
Metropolitan Midtown — Retail	—	3,481,826	—	34,573,903	3,343,914	34,711,815	38,055,729	(1,590,175)	2008	2006	3-40 Years
Active Development Projects:						—
Colonial Grand at Ashton Oaks	—	3,659,400	—	30,616,207	5,259,160	29,016,447	34,275,607	(1,253,055)	N/A	2007	3-40 Years
Colonial Grand at Desert Vista	—	12,000,000	—	39,941,361	13,592,844	38,348,517	51,941,361	(1,345,394)	N/A	2007	3-40 Years
Colonial Grand at Onion Creek	—	3,505,449	—	28,721,514	5,125,022	27,101,941	32,226,963	(2,283,122)	N/A	2005	3-40 Years
Future Development Projects:						—
Colonial Grand at Azure	—	6,016,000	—	1,752,879	6,016,000	1,752,879	7,768,879	—	N/A	2007	N/A
Colonial Grand at Cityway	—	3,656,250	—	1,323,779	3,656,250	1,323,779	4,980,029	—	N/A	2006	N/A
Colonial Grand at Hampton Preserve	—	10,500,000	—	3,972,786	10,500,000	3,972,786	14,472,786	—	N/A	2007	N/A
Colonial Grand at Randal Park	—	7,200,000	—	11,954,798	7,200,000	11,954,798	19,154,798	—	N/A	2006	N/A
Colonial Grand at South End	—	9,382,090	—	2,702,045	9,382,090	2,702,045	12,084,135	—	N/A	2007	N/A
Colonial Grand at Sweetwater	—	5,238,000	—	2,055,880	5,238,000	2,055,880	7,293,880	—	N/A	2006	N/A
Colonial Grand at Thunderbird	—	6,500,500	—	1,878,091	6,500,500	1,878,091	8,378,591	—	N/A	2007	N/A
Colonial Promenade Huntsville	—	8,047,720	—	1,664,282	8,047,720	1,664,282	9,712,002	—	N/A	2007	N/A
Colonial Promenade Nor du Lac (4)(5)		20,346,000	—	18,710,296	20,346,000	18,710,296	39,056,296	—	N/A	2008	N/A
Unimproved Land:						—
Breland Land	—	9,400,000	—	854,695	9,400,000	854,695	10,254,695	—	N/A	2005	N/A
Canal Place and Infrastructure	—	10,951,968	—	6,150,941	10,951,968	6,150,941	17,102,909	—	N/A	2005	N/A
Colonial Center Town Park 500	—	2,903,795	—	1,904,696	2,903,795	1,904,696	4,808,491	—	N/A	1999	N/A
Colonial Pinnacle Tutwiler Farm II	—	4,682,430	—	1,293,050	4,682,430	1,293,050	5,975,480	—	N/A	2005	N/A
Colonial Promenade Burnt Store	—	615,380	—	—	615,380	—	615,380	—	N/A	1994	N/A
Craft Farms Mixed Use (3)(5)	—	4,400,000	—	(113,568)	4,400,000	(113,568)	4,286,432	—	N/A	2004	N/A
Cypress Village — Lot Development (3)(5)(6)	—	12,488,672	—	—	12,488,672	—	12,488,672	—	N/A	2006	N/A
Heathrow Land and Infrastructure	—	12,250,568	—	2,926,120	12,560,568	2,616,120	15,176,688	—	N/A	2002	N/A
Lakewood Ranch	—	479,900	—	874,511	479,900	874,511	1,354,411	—	N/A	1999	N/A
Randal Park (3)(5)	—	33,686,904	—	(14,097,076)	33,686,904	(14,097,076)	19,589,828	—	N/A	2006	N/A
Town Park Land and Infrastructure		6,600,000	—	2,597,033	6,600,000	2,597,033	9,197,033	—	N/A	1999	N/A
Whitehouse Creek — Lot Development and Infrastructure	—	4,498,609	—	9,726,032	4,498,609	9,726,032	14,224,641	—	N/A	2006	N/A
Woodlands — Craft Farms Residential	—	15,300,000	—	7,326,430	15,300,000	7,326,430	22,626,430	—	N/A	2004	N/A
Other Miscellaneous Projects	—	—	—	23,372,665	—	23,362,124	23,362,124	(450,179)	N/A	N/A	N/A
Corporate Assets:	—	—	—	19,638,533	—	19,638,530	19,638,530	(13,147,436)	N/A	N/A	3-7 Years

COLONIAL PROPERTIES TRUST	$624,748,338	$592,067,208	$1,891,796,127	$1,028,608,645	$601,640,569	$2,910,831,411	$3,512,471,980	$(519,728,050)

Corporate Assets specific to Colonial Properties Trust				(13,877)		(13,877)	(13,877)	13,010

COLONIAL REALTY LIMITED PARTNERSHIP	$624,748,338	$592,067,208	$1,891,796,127	$1,028,594,768	$601,640,569	$2,910,817,534	$3,512,458,103	$(519,715,040)

2

NOTES TO SCHEDULE III
December 31, 2009

(1)	See description of mortgage notes payable in Note 12 of Notes to Consolidated Financial Statements.

(2)	The aggregate cost for Federal Income Tax purposes was approximately $2.4 billion at December 31, 2009.

(3)	Amounts include real estate assets classified as held for sale at December 31, 2009.

(4)	These projects are net of an impairment charge of approximately $12.3 million which was recorded during 2009.

(5)	These projects are net of an impairment charge of approximately $116.9 million which was recorded during 2008.

(6)	These projects are net of an impairment charge of approximately $43.3 million which was recorded during 2007.

(7)	The following is a reconciliation of real estate to balances reported at the beginning of the year:
COLONIAL PROPERTIES TRUST
Reconciliation of Real Estate

	2009		2008		2007
Real estate investments:
Balance at beginning of year	$3,381,153,254		$3,253,753,317		$4,492,418,562
Acquisitions of new property	190,201,928		22,050,000		147,800,000
Improvements and development	62,572,080	(a)	219,240,957	(b)	342,861,295	(c)
Dispositions of property	(121,455,282)		(113,891,020)		(1,729,326,540)

Balance at end of year	$3,512,471,980		$3,381,153,254		$3,253,753,317

Reconciliation of Accumulated Depreciation

	2009	2008	2007
Accumulated depreciation:
Balance at beginning of year	$406,443,915	$327,754,602	$495,268,312
Depreciation	115,489,492	96,979,757	114,044,627
Depreciation of disposition of property	(2,205,357)	(18,290,444)	(281,558,337)

Balance at end of year	$519,728,050	$406,443,915	$327,754,602

COLONIAL REALTY LIMITED PARTNERSHIP
Reconciliation of Real Estate

	2009		2008		2007
Real estate investments:
Balance at beginning of year	$3,381,135,399		$3,253,753,317		$4,492,418,562
Acquisitions of new property	190,201,928		22,050,000		147,800,000
Improvements and development	62,576,058	(a)	219,240,957	(b)	342,861,295	(c)
Dispositions of property	(121,455,282)		(113,908,875)		(1,729,326,540)

Balance at end of year	$3,512,458,103		$3,381,135,399		$3,253,753,317

Reconciliation of Accumulated Depreciation

	2009	2008	2007
Accumulated depreciation:
Balance at beginning of year	$406,427,547	$327,754,602	$495,268,312
Depreciation	115,492,851	96,979,757	114,044,627
Depreciation of disposition of property	(2,205,357)	(18,306,812)	(281,558,337)

Balance at end of year	$519,715,041	$406,427,547	$327,754,602

(a)	This amount is net of an impairment charge of approximately $12.3 million which was recorded during 2009.

(b)	This amount is net of an impairment charge of approximately $116.9 million which was recorded during 2008.

(c)	This amount is net of an impairment charge of approximately $43.3 million which was recorded during 2007.

3

Colonial Properties Trust
Index to Exhibits
10.56	Agreement for Purchase of Membership Interests, dated November 25, 2009, by and among CRTP OP, LLC, ACP Fitness Center LLC, Colonial Office JV LLC and Colonial Properties Services, Inc.

10.57	Redemption of Membership Interests Agreement, dated November 25, 2009, by and among Colonial Office JV LLC, CRTP OP LLC and DRA CRT Acquisition Corp.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Distributions for the Trust

12.2	Computation of Ration of Earnings to Fixed Charges for CRLP

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

23.3	Consent of Weiser LLP

23.4	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities and Exchange Commission of 1934

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities and Exchange Commission of 1934

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

4