Form 10-Q
period 2010-03-31
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2010-05-07
CIK 909111, 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
As of May 5, 2010, Colonial Properties Trust had 70,083,087 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Page

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements:

Colonial Properties Trust

Consolidated Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	4

Consolidated Condensed Statements of Operations for the Three Months ended March 31, 2010 and 2009 (unaudited)	5

Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009 (unaudited)	6

Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2010 and 2009 (unaudited)	7

Notes to Consolidated Condensed Financial Statements (unaudited)	8

Colonial Realty Limited Partnership

Consolidated Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	25

Consolidated Condensed Statements of Operations for the Three Months ended March 31, 2010 and 2009 (unaudited)	26

Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009 (unaudited)	27

Consolidated Statements of Partners’ Equity for the Three Months ended March 31, 2010 and 2009 (unaudited)	28

Notes to Consolidated Condensed Financial Statements (unaudited)	29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3. Quantitative and Qualitative Disclosures about Market Risk	61

Item 4. Controls and Procedures	62

PART II: OTHER INFORMATION

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 6. Exhibits	63

SIGNATURES	64

EXHIBIT INDEX	65

Exhibit 10.1
Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

Explanatory Note
This Form 10-Q includes information with respect to both Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned an 89.5% limited partner interest as of March 31, 2010. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Separate financial statements and accompanying notes are provided for each of the Trust and CRLP. Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both the Trust and CRLP since the Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

		(audited)
	March 31, 2010	December 31, 2009
ASSETS
Land, buildings & equipment	$3,211,973	$3,210,350
Undeveloped land and construction in progress	276,009	237,100
Less: Accumulated depreciation	(549,677)	(519,728)
Real estate assets held for sale, net	33,950	65,022

Net real estate assets	2,972,255	2,992,744

Cash and cash equivalents	3,762	4,590
Restricted cash	7,752	7,952
Accounts receivable, net	34,397	33,934
Notes receivable	17,366	22,208
Prepaid expenses	16,916	16,503
Deferred debt and lease costs	21,687	22,560
Investment in partially-owned entities	15,693	17,422
Other assets	52,740	54,719

Total assets	$3,142,568	$3,172,632

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,360,674	$1,393,797
Unsecured credit facility	312,632	310,546

Total debt	1,673,306	1,704,343

Accounts payable	26,171	28,299
Accrued interest	17,809	13,133
Accrued expenses	18,528	26,142
Other liabilities	12,350	15,054

Total liabilities	1,748,164	1,786,971

Redeemable Noncontrolling interest:
Common units	137,695	133,537

Equity:
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized: 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,004,735 depositary shares (Liquidation value $100,118,000) issued and outstanding at March 31, 2010 and December 31, 2009, respectively	4	4
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 74,932,871 and 71,989,227 shares issued at March 31, 2010 and December 31, 2009, respectively	749	720
Additional paid-in capital	1,787,289	1,760,362
Cumulative earnings	1,287,706	1,296,188
Cumulative distributions	(1,766,877)	(1,753,015)
Noncontrolling interest:
Limited partners’ noncontrolling interest	844	985
7 1/4% Series B Cumulative Redeemable Preferred Units	100,000	100,000
Treasury shares, at cost; 5,623,150 shares at March 31, 2010 and December 31, 2009	(150,163)	(150,163)
Accumulated other comprehensive loss	(2,843)	(2,957)

Total equity	1,256,709	1,252,124

Total liabilities and equity	$3,142,568	$3,172,632

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Minimum rent	$73,482	$70,239
Tenant recoveries	2,789	1,066
Other property related revenue	11,544	9,500
Construction revenues	—	35
Other non-property related revenue	2,898	3,455

Total revenue	90,713	84,295

Expenses:
Property operating expenses	25,419	22,469
Taxes, licenses and insurance	11,059	10,976
Construction expenses	—	34
Property management expenses	1,807	1,918
General and administrative expenses	4,807	4,382
Management fees and other expenses	2,673	4,217
Restructuring charges	—	812
Investment and development	3	165
Depreciation	30,279	27,785
Amortization	2,224	873
Impairment and other losses	783	1,054

Total operating expenses	79,054	74,685

Income from operations	11,659	9,610

Other income (expense):
Interest expense	(20,901)	(20,432)
Debt cost amortization	(1,185)	(1,303)
Gains on retirement of debt	28	25,319
Interest income	393	301
Income (loss) from partially-owned investments	270	(650)
Loss on hedging activities	—	(1,063)
(Loss) gain from sales of property, net of income taxes of $0 (1Q10) and $3,177 (1Q09)	(7)	5,380
Income taxes and other	(249)	3,090

Total other income (expense)	(21,651)	10,642

(Loss) income from continuing operations	(9,992)	20,252

(Loss) income from discontinued operations	(32)	541
(Loss) gain on disposal of discontinued operations, net of income taxes of $0 (1Q10) and $26 (1Q09)	(35)	45

(Loss) income from discontinued operations	(67)	586

Net (loss) income	(10,059)	20,838

Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	1,492	(2,368)
Noncontrolling interest in CRLP — preferred unitholders	(1,813)	(1,813)
Noncontrolling interest of limited partners	82	(1,009)
Discontinued Operations
Noncontrolling interest in CRLP from discontinued operations	8	(163)
Noncontrolling interest of limited partners	(5)	468

Income attributable to noncontrolling interest	(236)	(4,885)

Net (loss) income attributable to parent company	(10,295)	15,953

Dividends to preferred shareholders	(2,034)	(2,073)
Preferred share issuance costs write-off, net of discount	—	(5)

Net (loss) income available to common shareholders	$(12,329)	$13,875

Net (loss) income per common share — Basic:
(Loss) income from continuing operations	$(0.19)	$0.27
Income from discontinued operations	—	0.02

Net (loss) income per common share — Basic	$(0.19)	$0.29

Net (loss) income per common share — Diluted:
(Loss) income from continuing operations	$(0.19)	$0.27
Income from discontinued operations	—	0.02

Net (loss) income per common share — Diluted	$(0.19)	$0.29

Weighted average common shares outstanding:
Basic	66,426	48,202
Diluted	66,426	48,202
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(10,059)	$20,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,632	29,296
(Income) loss from unconsolidated entities	(270)	650
Losses (gains) from sales of property	42	(8,537)
Impairment and other losses	783	1,054
Gain on retirement of debt	(28)	(25,319)
Distributions of income from unconsolidated entities	1,872	3,800
Other, net	1,315	1,094
Change in:
Restricted cash	200	(1,652)
Accounts receivable	(463)	175
Prepaid expenses	(507)	(7,190)
Other assets	248	3,832
Change in:
Accounts payable	492	(13,540)
Accrued interest	4,676	2,830
Accrued expenses and other	(10,318)	10,367

Net cash provided by operating activities	20,615	17,698

Cash flows from investing activities:
Acquisition of properties	(225)	—
Development expenditures	(6,127)	(22,758)
Tenant improvements and leasing commissions	(361)	—
Capital expenditures	(6,088)	(2,759)
Proceeds from sales of property, net of selling costs	1,327	32,805
Issuance of notes receivable	—	(249)
Repayments of notes receivable	4,842	55
Distributions from unconsolidated entities	—	—
Capital contributions to unconsolidated entities	(7)	(41)
Sale of securities	—	467

Net cash (used in) provided by investing activities	(6,639)	7,520

Cash flows from financing activities:
Proceeds from additional borrowings	—	350,000
Proceeds from dividend reinvestment plan and exercise of stock options	386	109
Proceeds from common share issuance, net of expenses	32,461	—
Principal reductions of debt	(33,224)	(71,777)
Payment of debt issuance costs	—	(4,126)
Proceeds from borrowings on revolving credit lines	240,000	210,000
Payments on revolving credit lines and overdrafts	(239,342)	(490,788)
Dividends paid to common and preferred shareholders	(13,862)	(16,042)
Distributions to noncontrolling partners in CRLP	(1,223)	(2,215)

Net cash used in financing activities	(14,804)	(24,839)

Decrease in cash and cash equivalents	(828)	379
Cash and cash equivalents, beginning of period	4,590	9,185

Cash and cash equivalents, end of period	$3,762	$9,564

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$16,593	$19,844
Cash (received) paid during the period for income taxes	$(133)	—
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share data)

	Series D		Additional			Limited Partners’	Series B		Accumulated Other	Total	Redeemable
	Preferred	Common	Paid-In	Cumulative	Cumulative	Noncontrolling	Preferred	Treasury	Comprehensive	Shareholders’	Common
For the three months ended March 31, 2010 and 2009	Shares	Shares	Capital	Earnings	Distributions	Interest	Units	Shares	Loss	Equity	Units

Balance December 31, 2008	$4	$542	$1,619,897	$1,281,330	$(1,700,739)	$1,943	$100,000	$(150,163)	$(5,205)	$1,147,609	$124,848

Net income				17,766		541				18,307	$2,531
Adjustment for amounts included in net income									1,206	1,206
Distributions on common shares ($0.25 per share)					(12,156)					(12,156)	(2,215)
Distributions on preferred shares					(2,073)					(2,073)
Distributions on preferred units of CRLP					(1,813)					(1,813)
Issuance of Restricted Common Shares of Beneficial Interest			(315)							(315)
Amortization of stock based compensation			513							513
Cancellation of vested restricted shares to pay taxes			(37)							(37)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			109							109
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership			31							31	(31)
Change in interest of limited partners						(995)				(995)
Change in redemption value of common units			7,168							7,168	(7,168)

Balance March 31, 2009	$4	$542	$1,627,366	$1,299,096	$(1,716,781)	$1,489	$100,000	$(150,163)	$(3,999)	$1,157,554	$117,965

Balance December 31, 2009	$4	$720	$1,760,362	$1,296,188	$(1,753,015)	$985	$100,000	$(150,163)	$(2,957)	$1,252,124	$133,537

Net income				(8,482)		(77)				(8,559)	$(1,500)
Adjustment for amounts included in net income									114	114
Distributions on common shares ($0.15 per share)					(10,015)					(10,015)	(1,223)
Distributions on preferred shares					(2,034)					(2,034)
Distributions on preferred units of CRLP					(1,813)					(1,813)
Issuance of Restricted Common Shares of Beneficial Interest		4	825							829
Amortization of stock based compensation			165							165
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			382							382
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership			131							131	(131)
Equity Offering Programs, net of cost		25	32,436							32,461
Change in interest of limited partners						(64)				(64)
Change in redemption value of common units			(7,012)							(7,012)	7,012

Balance March 31, 2010	$4	$749	$1,787,289	$1,287,706	$(1,766,877)	$844	$100,000	$(150,163)	$(2,843)	$1,256,709	$137,695

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
The consolidated condensed financial statements of Colonial Properties Trust (the “Trust”) have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2009 audited consolidated financial statements of Colonial Properties Trust and should be read together with the consolidated financial statements and notes thereto included in the Colonial Properties Trust 2009 Annual Report on Form 10-K.
Note 1 — Organization and Business
As used herein, “the Company” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”) and one or more of its subsidiaries and other affiliates, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 156 properties as of March 31, 2010, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2010, including properties in lease-up, the Company owns interests in 111 multifamily apartment communities (including 105 consolidated properties, of which 104 are wholly-owned and one is partially-owned, and six properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including five wholly-owned consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Except for the impact from the adoption of new accounting pronouncements (see Note 2), the consolidated condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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

The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to the Company and engages in for-sale development and condominium conversion activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI has an income tax receivable of $17.7 million and $17.8 million as of March 31, 2010 and December 31, 2009, respectively, which is included in “Accounts receivable, net” on the Company’s Consolidated Condensed Balance Sheet. CPSI’s consolidated provision for income taxes was zero for each of the three months ended March 31, 2010 and 2009. CPSI’s effective income tax rate was 0% for each of the three months ended March 31, 2010 and 2009.
Tax years 2003 through 2009 are subject to examination by the federal taxing authorities. Generally, tax years 2006 through 2008 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expands the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI is able to carryback tax losses that occurred in the year ending December 31, 2009 against income that was recognized in 2005 and 2006. During the fourth quarter 2009, CPSI recorded an income tax benefit as a result of the new NOL carryback rules. Refunds are anticipated to be collected in 2010.
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
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent.
As of March 31, 2010, the Company had notes receivable of $19.2 million, consisting primarily of a $16.9 million seller-financing note with a five year term at an interest rate of 5.6% associated with the disposition of Colonial Promenade at Fultondale in February 2009. In November 2009, the Company disposed of a tract of land for $7.3 million, which included a $5.0 million seller-financing note for a term of six months at an interest rate of 7.5%. The balance on this note was paid in full in March 2010.
The Company had accrued interest related to its outstanding notes receivable of $0.1 million as of March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, the Company had recorded a reserve of $1.9 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at March 31, 2010 and December 31, 2009 was approximately 5.6% and 6.0%, respectively. Interest income is recognized on an accrual basis.

Fair Value Measures
The Company applies ASC 820-10 “Fair Value Measurements and Disclosures”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4) and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 12) and notes receivable (see above). The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at March 31, 2010. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
The following table presents the Company’s real estate assets reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures:

(in thousands)	Fair value measurements as of March 31, 2010
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including land held for sale	$31,451	$—	$—	$31,451
Real estate assets, including land held for sale were valued using sales activity for similar assets, current contracts and other inputs management believes are consistent with those that market participants would use.
At March 31, 2010, the estimated fair value of fixed rate debt was approximately $1.31 billion (carrying value of $1.35 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $325.9 million.
The estimated fair value of the Company’s notes receivable at March 31, 2010 and December 31, 2009 was approximately $17.4 million and $22.2 million, respectively, based on market rates and similar financing arrangements.
Accounting Pronouncements
Pronouncements Recently Adopted
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. FIN 46(R), now known as ASC 810-10-30, Initial Measurement. ASC 810-10-30 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, ASC 810-10-30 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. ASC 810-10-30 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. ASC 810-10-30 is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of ASC 810-10-30 did not have a material impact on the Company’s consolidated condensed financial statements.
In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures. ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including, details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated condensed financial statements.

Note 3 — Restructuring Charges
As a result of the Company’s 2009 initiative to improve efficiencies with respect to management of its existing properties and operation of the Company’s portfolio, including reducing overhead and postponing or phasing future development activities, during the three months ended March 31, 2009, the Company reduced its workforce by eliminating certain positions resulting in the incurrence of an aggregate of $0.8 million in termination benefits and severance related charges. Of the $0.8 million in restructuring charges, approximately $0.4 million was associated with the Company’s multifamily segment, including $0.2 million associated with development personnel, $0.3 million was associated with the Company’s commercial segment, including $0.2 million associated with development personnel, and $0.1 million were non-divisional charges.
The expenses of the Company’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Condensed Statements of Operations for the three months ended March 31, 2009.
Note 4 — Impairment
During the three months ended March 31, 2010, the Company recorded $0.8 million as a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather.
In February 2009, the Company reached an agreement in principle to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. As a result of this agreement and the resulting asset valuation, the Company recorded an impairment charge of approximately $0.7 million during the three months ended March 31, 2009, which represented the Company’s remaining equity interest in the joint venture.
In March 2009, the Company completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia for $16.3 million in cash. Since the carrying value exceeded the sales price of the units, the Company recorded an impairment charge of $0.3 million.
These charges, as described above, are included in “Impairment and other losses” in the Consolidated Condensed Statements of Operations for the three months ended March 31, 2010 and 2009.
The Company’s determination of fair value is based on inputs management believes are consistent with those that market participants would use. The Company estimates the fair value of each property and development project evaluated for impairment based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing and cost structure. The Company will continue to monitor the specific facts and circumstances at the Company’s for-sale properties and development projects. Existing economic and market uncertainties may impact the number of projects the Company can sell, the timing of the sales and/or the prices at which the Company can sell them in future periods, and may result in additional impairment charges in connection with sales. If the Company is unable to sell projects, the Company may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of the Company’s assets as reflected on the balance sheet and adversely affect net income and equity. There can be no assurances of the amount or pace of future property sales and closings, particularly given current economic and market conditions.

Note 5 — Disposition Activity
Net income and gain on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations as “Discontinued Operations” for all periods presented. All of the operating properties sold during 2009 in which the Company did not maintain a continuing interest were classified as discontinued operations. The following are the properties the Company disposed of in 2009 that are classified as discontinued operations:

			Units/ Square
Property	Location	Date Sold	Feet
Multifamily
Portofino at Jensen Beach	Port St. Lucie, FL	September 2009	118
Murano at Delray Beach	West Palm Beach, FL	September 2009	93

Commercial
Colonial Promenade Winter Haven	Orlando, FL	December 2009	286,297
Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, the Company does not intend to retain a continuing interest in the property, and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of March 31, 2010, the Company had classified four for-sale developments as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $33.9 million as of March 31, 2010, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of March 31, 2010.
During the three months ended March 31, 2010, the Company transferred one commercial development and two for-sale developments from assets “held for sale” to “assets held for investment” as the Company has decided it will hold this land for a longer term. In addition, the Company reallocated the commercial portion of two mixed-use development sites from assets “held for sale” to “assets held for investment”.
As of March 31, 2010, there were no operating properties classified as held for sale. The operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale or sold, are included in discontinued operations in the Consolidated Condensed Statements of Operations for all periods presented. The reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, any impairment losses on assets held for continuing use are included in continuing operations.
Below is a summary of the operations of the properties classified as discontinued operations during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(amounts in thousands)	2010	2009

Property revenues:
Base rent	$(13)	$1,156
Tenant recoveries	(15)	65
Other revenue	—	104

Total revenues	(28)	1,325

Property operating and administrative expenses	4	645
Depreciation and amortization	—	139

Total expenses	4	784
(Loss) income from discontinued operations before net gain on disposition of discontinued operations	(32)	541
Net (loss) gain on disposition of discontinued operations, net of income taxes	(35)	45
Noncontrolling interest in CRLP from discontinued operations	8	(163)
Noncontrolling interest to limited partners	(5)	468

(Loss) income from discontinued operations attributable to parent company	$(64)	$891

Note 6 — For-Sale Activities
During the three months ended March 31, 2010 and 2009, the Company, through CPSI, sold four and 33 units, respectively, at its for-sale residential development properties, including six condominium conversion units in 2009.
The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(amounts in thousands)	2010	2009

Condominium conversion revenues, net	$—	$327
Condominium conversion costs	—	(259)

Gains on condominium conversion sales, before income taxes	—	68

For-sale residential revenues, net	1,508	19,234
For-sale residential costs	(1,531)	(19,255)

Losses on for-sale residential sales, before income taxes	(23)	(21)

Provision for income taxes	—	(26)

(Loss) gain on condominium conversions and for-sale residential sales, net of income taxes	$(23)	$21

The net gains on condominium conversion sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For the three months ended March 31, 2009, net gains on condominium conversion sales of approximately $42,000 are included in discontinued operations. As of December 31, 2009, the Company had sold all remaining condominium conversion properties.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 7 — Undeveloped Land and Construction in Progress
The Company currently has two active development projects, as outlined in the table below. In 2009, the Company decided to postpone development activities associated with the projects listed under “Future Developments” in the table below until it determines that the current economic environment has sufficiently improved.

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)
Active Developments:
Commercial Projects:
Colonial Promenade Craft Farms	Gulf Shores, AL	68	$8,003
Colonial Promenade Nord du Lac (Phase I) (2)	Covington, LA	174	7,282

		242	$15,285

Future Developments:
Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,246
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,312
Colonial Grand at Randal Park (3)	Orlando, FL	750	19,200
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,998
Colonial Grand at South End	Charlotte, NC	353	12,044
Colonial Grand at Azure	Las Vegas, NV	188	7,804
Colonial Grand at Cityway	Austin, TX	320	4,951

		2,536	$74,555

Commercial Projects:
Colonial Promenade Huntsville	Huntsville, AL	111	9,713
Colonial Promenade Nord du Lac (2)	Covington, LA	—	33,049

		111	$42,762

Other Projects and Undeveloped Land
Multifamily			3,593
Commercial			69,472
For-Sale Residential Land (4)			70,342

			$143,407

Consolidated Construction in Progress			$276,009

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square footage.

(2)	Costs capitalized to date for this development, including costs for Phase I, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	This project is part of a mixed-use development. The Company is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of development are subject to change.

(4)	These costs are presented net of a $24.6 million non-cash impairment charge recorded on two of the projects in 2009, 2008 and 2007.
Interest capitalized on construction in progress during the three months ended March 31, 2010 and 2009 was $0.4 million and $2.2 million, respectively.

Note 8 — Net (Loss) Income Per Share
For the three months ended March 31, 2010 and 2009, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended
	March 31,	March 31,
(amounts in thousands)	2010	2009

Numerator:
Net (loss) income attributable to parent company	$(10,295)	$15,953
Less:
Preferred stock dividends	(2,034)	(2,073)
Income from discontinued operations	64	(891)
Income allocated to participating securities	(98)	(106)
Preferred share issuance costs write-off, net of discount	—	(5)

(Loss) income from continuing operations available to common shareholders	$(12,363)	$12,878

Denominator:
Denominator for basic net income per share - weighted average common shares	66,426	48,202
Effect of dilutive securities	—	—

Denominator for diluted net income per share - adjusted weighted average common shares	66,426	48,202

For the three months ended March 31, 2010, the Company reported a net loss from continuing operations, and as such, 17,481 dilutive share equivalents have been excluded from the computation of diluted net income per share because including such shares would be anti-dilutive. For the three months ended March 31, 2009, 1,373,754 outstanding share options were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
Note 9 — Equity
The following table presents the changes in the issued common shares of beneficial interest since December 31, 2009 (but excluding 8,151,740 and 8,162,845 units of CRLP at March 31, 2010 and December 31, 2009, respectively, which are redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share):

Issued at December 31, 2009 (1)	71,989,227

Common shares issued through dividend reinvestments	22,048
Restricted shares issued (cancelled), net	397,281
Shares issued under “at-the-market” equity offering program	2,499,518
Redemption of CRLP units for common shares	11,105
Issuances under other employee and nonemployee share plans	13,692

Issued at March 31, 2010 (1)	74,932,871

(1)	Includes 5,623,150 treasury shares.
At-the-Market Equity Offering Program
On February 22, 2010, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of the Company’s common shares under an “at-the-market” equity offering program. On March 4, 2010, the Company and CRLP entered into separate Equity Distribution Agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (each an “Agent,” and together the “Agents”), respectively, pursuant to which the Company may sell from time to time, in an “at-the-market” equity offering program under its Registration Statement on Form S-3 (File No. 333-158081), up to $50.0 million in aggregate offering price of its common shares. During the three months ended March 31, 2010, the Company issued 2,499,518 common shares at a weighted average issue price of $13.25 per share generating net proceeds of approximately $32.4 million. The Company used these proceeds to repay a portion of the outstanding balance under its unsecured credit facility and for general corporate purposes.

Repurchases of Series D Preferred Depositary Shares
In October 2008, the Company’s Board of Trustees authorized a repurchase program which allowed the Company to repurchase up to an additional $25.0 million of its outstanding 8 1/8% Series D preferred depositary shares over a 12 month period. The Board of Trustees of the Company, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units of CRLP. During 2009, the Company repurchased 6,515 shares of its outstanding 8 1/8% Series D preferred depositary shares (and CRLP repurchased a corresponding amount of Series D Preferred Units) in open market transactions for a purchase price of $126,761, or $19.46 per depositary share. The Company received a 22.2% discount on the repurchase to the liquidation preference price of $25.00 per depositary share and wrote off a nominal amount of issuance costs. In the aggregate, the Company repurchased $24.1 million of its outstanding 8 1/8% Series D preferred depositary shares (and CRLP has repurchased a corresponding amount of Series D Preferred Units) under this program, which expired in late October 2009.
On January 27, 2010, the Trust’s Board of Trustees authorized a new preferred securities repurchase program which allows the Trust to repurchase up to $25 million of outstanding 8 1/8 percent Series D preferred depositary shares. The preferred shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. This repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Trust will continue to monitor the equity markets and repurchase certain preferred shares that meet the Trust’s required criteria, as funds are available. The Trust did not repurchase any 8 1/8% Series D preferred depositary shares during the first quarter of 2010.
Note 10 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment. The multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company’s commercial property operations, including the management and leasing services for 45 commercial properties, as well as third-party management services for commercial properties in which the Company does not have an ownership interest and for brokerage services in other commercial property transactions.
The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Management evaluates the performance of its for-sale residential business based on net gains / losses. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the three months ended March 31, 2010 and 2009, and total segment assets to total assets as of March 31, 2010 and December 31, 2009.

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Revenues:
Segment Revenues:
Multifamily	$75,877	$77,141
Commercial	20,991	23,474

Total Segment Revenues	96,868	100,615

Partially-owned unconsolidated entities - Multifamily	(943)	(2,001)
Partially-owned unconsolidated entities - Commercial	(8,138)	(16,484)
Construction revenues	—	35
Other non-property related revenue	2,898	3,455
Discontinued operations property revenues	28	(1,325)

Total Consolidated Revenues	90,713	84,295

NOI:
Segment NOI:
Multifamily	42,678	44,584
Commercial	14,649	15,059

Total Segment NOI	57,327	59,643

Partially-owned unconsolidated entities - Multifamily	(459)	(1,033)
Partially-owned unconsolidated entities - Commercial	(5,563)	(10,569)
Unallocated corporate revenues	2,898	3,455
Discontinued operations property NOI	32	(681)
Construction NOI	—	1
Property management expenses	(1,807)	(1,918)
General and administrative expenses	(4,807)	(4,382)
Management fee and other expenses	(2,673)	(4,217)
Restructuring charges	—	(812)
Investment and development (1)	(3)	(165)
Depreciation	(30,279)	(27,785)
Amortization	(2,224)	(873)
Impairment and other losses (2)	(783)	(1,054)

Income from operations	11,659	9,610

Total other income (expense), net (3)	(21,651)	10,642

(Loss) income from continuing operations	$(9,992)	$20,252

	March 31,	December 31,
(in thousands)	2010	2009
Assets
Segment Assets
Multifamily	$2,482,764	$2,502,772
Commercial	534,118	538,046

Total Segment Assets	3,016,882	3,040,818

Unallocated corporate assets (4)	125,686	131,814

	$3,142,568	$3,172,632

(1)	Reflects costs incurred related to potential mergers, acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(2)	For the three months ended March 31, 2010, the Company incurred casualty losses related to property damage at three of the Company’s multifamily apartment communities. For the three months ended March 31, 2009, the Company recorded a $1.0 million non-cash impairment charge. Of the charge, $0.7 million is related to the sale in April 2009 of our noncontrolling interest in the Colonial Pinnacle Craft Farms I joint venture and $0.3 million is related to the sale in March 2009 of the remaining 17 units at the Regents Park for-sale residential project.

(3)	For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)” (see Note 6 related to for-sale activities).

(4)	Includes the Company’s investment in partially-owned entities of $15,693 as of March 31, 2010 and $17,422 as of December 31, 2009.

Note 11 — Investment in Partially-Owned Entities
Investments in Consolidated Partially-Owned Entities
The Company has one partially-owned investment, the CMS/Colonial Canyon Creek joint venture, which is consolidated in its financial statements. As a result of a preferred equity contribution of $11.5 million made by the Company to the joint venture in September 2009 in connection with a construction loan refinancing, the Company began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the third quarter of 2009.
Investments in Unconsolidated Partially-Owned Entities
The Company accounts for the following investments in unconsolidated partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of March 31, 2010 and December 31, 2009:

			(in thousands)
	Percent		March 31,	December 31,
	Owned		2010	2009

Multifamily:
Belterra, Ft. Worth, TX	10.00%		$500	$525
Regents Park (Phase II), Atlanta, GA	40.00	%(1)	3,382	3,387
CG at Huntcliff, Atlanta, GA	20.00%		1,603	1,646
CG at McKinney, Dallas, TX	25.00	%(1)	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%		891	914
DRA CV at Cary, Raleigh, NC	20.00%		1,398	1,440
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,102	1,133

Total Multifamily			$10,597	$10,766

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		169	154
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00	%(2)	(54)	(190)
Colonial Promenade Madison, Huntsville, AL	25.00%		2,108	2,119
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,188	2,174
DRA / CLP JV	15.00	%(3)	(16,161)	(15,321)
Highway 150, LLC, Birmingham, AL	10.00%		53	59
Bluerock, Huntsville , AL	10.00	%(4)	(4,846)	(4,617)
Parkside Drive LLC I, Knoxville, TN	50.00%		2,777	3,073
Parkside Drive LLC II, Knoxville, TN	50.00%		7,227	7,210
Parkway Place Limited Partnership, Huntsville, AL	50.00%		9,852	10,168

Total Commercial			$3,313	$4,829

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		17	35
Heathrow, Orlando, FL	50.00	%(1)	1,766	1,792

			$1,783	$1,827

			$15,693	$17,422

(1)	These joint ventures consist of undeveloped land.

(2)	Equity investment includes the Company’s investment of approximately $274,000, offset by the excess basis difference on the transaction of approximately $328,000, which is being amortized over the life of the properties.

(3)	As of March 31, 2010, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $16.2 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $32.3 million, which is being amortized over the life of the properties.

(4)	Equity investment includes the Company’s investment of approximately $2.4 million, offset by the excess basis difference on the transaction of approximately $7.2 million, which is being amortized over the life of the properties.

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the date of the Company’s acquisitions is as follows:

	As of March 31,	As of December 31,
(in thousands)	2010	2009
Balance Sheet
Assets
Land, building, & equipment, net	$1,403,352	$1,416,526
Construction in progress	19,621	19,695
Other assets	112,028	118,095

Total assets	$1,535,001	$1,554,316

Liabilities and Partners’ Equity
Notes payable (1)	$1,210,337	$1,211,927
Other liabilities	104,698	108,277
Partners’ Equity	219,966	234,112

Total liabilities and partners’ capital	$1,535,001	$1,554,316

	Three Months Ended
	March 31,
	2010	2009
Statement of Operations
Revenues	$46,305	$107,195
Operating expenses	(16,263)	(40,679)
Interest expense	(17,627)	(38,913)
Depreciation, amortization and other	(19,690)	(39,972)

Net loss (2)	$(7,275)	$(12,369)

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at March 31, 2010 and December 31, 2009 is $238.4 million and $239.1 million, respectively.

(2)	In addition to the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income (loss) from partially-owned investments” of $0.3 million and ($0.7) million for the three months ended March 31, 2010 and 2009, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.
Investments in Variable Interest Entities
The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary.
Based on the Company’s evaluation, as of March 31, 2010, the Company does not have a controlling interest in, nor is the Company the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above “Investments in Consolidated Partially-Owned Entities”, CMS/Colonial Canyon Creek, which the Company began consolidating in September 2009, as discussed above in “—Investments in Consolidated Partially-Owned Entities”.
Unconsolidated Variable Interest Entities
As of March 31, 2010, the Company has an interest in one VIE with significant variable interests for which the Company is not the primary beneficiary.
With respect to the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the joint venture, for a total guarantee of $7.0 million of the principal amount. The Company and its joint venture partner each committed to provide 50% of the guarantee, which is different from the relative voting and economic interests of the parties in the joint venture. As a result, this investment qualifies as a VIE, but the Company has determined that it would not absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate the joint venture. In September 2009, the Company determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. In addition, the Company determined that its 35% noncontrolling joint venture interest was impaired and that this impairment was other than temporary. As a result, the Company wrote-off its entire investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the quarter ended September 30, 2009. The construction loan matured on April 15, 2010, but has not been repaid by the joint venture (see Note 12 - “Unconsolidated Joint Venture Financing Activity”).

Note 12 — Financing Activities
During 2009, the Company obtained the following secured financing from Fannie Mae:
•	In the first quarter of 2009, the Company closed on a $350.0 million collateralized credit facility (collateralized with 19 of CRLP’s multifamily apartment communities totaling 6,565 units). Of the $350.0 million, $259.0 million bears interest at a fixed interest rate equal to 6.07% and $91.0 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for this credit facility is 6.04%, and it matures on March 1, 2019; and
•	In the second quarter of 2009, the Company closed on a $156.4 million collateralized credit facility (collateralized by eight of CRLP’s multifamily apartment communities totaling 2,816 units). Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for this credit facility is 5.31%, and it matures on June 1, 2019.
Under both facilities, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from these financings were used to repay a portion of the outstanding borrowings under the Company’s unsecured credit facility.
As of March 31, 2010, CRLP, with the Company as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $7.6 million as of March 31, 2010.
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
The Credit Facility and the cash management line, which are primarily used by the Company to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an outstanding balance at March 31, 2010 of $312.6 million. The interest rate of the Credit Facility (including the cash management line) was 1.29% and 1.26% at March 31, 2010 and 2009, respectively.
The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as they become due. At March 31, 2010, the Company was in compliance with these covenants. However, given the recent downturn in the economy and continued uncertainty in the stock and credit markets, there can be no assurance that the Company will be able to maintain compliance with these ratios and other debt covenants in the future.

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
Unsecured Senior Notes Repurchases
During 2009, the Company repurchased an aggregate of $181.0 million of outstanding unsecured senior notes of CRLP in separate transactions. In addition, during 2009, the Company completed two separate cash tender offers for outstanding unsecured senior notes of CRLP. In April 2009, the Company completed a cash tender offer for $250 million in aggregate principal amount of outstanding notes maturing in 2010 and 2011, and in September 2009, the Company completed an additional cash tender offer for $148.2 million in aggregate principal amount of outstanding notes maturing in 2014, 2015 and 2016. As a result, during 2009, the Company repurchased an aggregate of $579.2 million of our outstanding unsecured senior notes at an aggregate average of 10.6% discount to par value, which represents an 8.1% yield to maturity. As a result of the repurchases, during 2009, the Company recognized net gains of approximately $54.7 million, which is included in “Gains on retirement of debt” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Repurchases of the outstanding unsecured senior notes of CRLP during 2009 are as follows:

			Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain (1)

1st Quarter	$96.9	27.1%	12.64%	$24.2
2nd Quarter (2)	315.5	5.9%	6.75%	16.2
3rd Quarter (3)	166.8	10.0%	7.87%	14.3
4th Quarter	—	—	—	—

Total	$579.2	10.6%	8.06%	$54.7

(1)	Gains are presented net of the loss on hedging activities of $1.1 million recorded during the three months ended March 31, 2009 and $0.6 million recorded during the three months ended September 30, 2009 as the result of a reclassification of amounts in Accumulated Other Comprehensive Income in connection with the conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.

(2)	Repurchases include $250.0 million repurchased pursuant to the Company’s tender offer that closed on May 4, 2009, which was conducted outside of the senior note repurchase program.

(3)	Repurchases include $148.2 million repurchased pursuant to the Company’s tender offer that closed on August 31, 2009, which was conducted outside of the senior note repurchase program.
On January 27, 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows the Company to repurchase up to $100 million of outstanding unsecured senior notes of CRLP. This new repurchase program runs through December 31, 2010. Under this program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Company will continue to monitor the debt markets and repurchase certain senior notes that meet the Company’s required criteria, as funds are available. The Company anticipates funding potential repurchases from borrowings under its existing credit facility, proceeds from property sales and/or other available funds.
During the three months ended March 31, 2010, the Company repurchased $8.7 million in unsecured senior notes, at a 1.0% discount to par value, which represents a 6.51% yield to maturity and resulted in the recognition of negligible net gains.

Unconsolidated Joint Venture Financing Activity
During April 2007, the Company and its joint venture partner each committed to guarantee up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. Construction at this site is complete as the project was placed into service during 2008. On September 25, 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee provided on the original construction loan. Accordingly, on September 30, 2009, $3.5 million was recorded for the guarantee. As of March 31, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount outstanding on this loan. To date, the joint venture has not repaid the outstanding principal amount due on the construction loan. The joint venture, including the Company and its joint venture partner, and the lender have engaged in discussions in an attempt to reach a mutually acceptable arrangement with respect to the outstanding loan. However, the parties have been unsuccessful in negotiating a mutually acceptable arrangement with respect to the outstanding loan. The lender has made a demand on the joint venture for the outstanding balance under the loan. The lender has also made a demand on the Company for the $3.5 million guarantee payment, together with outstanding interest on the loan (which as of April 16, 2010 was approximately $0.05 million). No assurance can be given that the joint venture or the Company will be able to reach a mutually satisfactory resolution of this dispute with the lender.
As of March 31, 2010, the Colonial Promenade Smyrna joint venture had $28.2 million outstanding on the construction loan, which matured by its terms in December 2009. The Company has guaranteed up to $8.65 million (currently $4.3 million) of this loan (see Note 14). The joint venture is currently in negotiations with the lender regarding its options (see Note 15).
There can be no assurance that the Company’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to the Company’s joint venture interests (discussed in the “Item 1A: Risk Factors” in the Company’s 2009 Annual Report on Form 10-K) may materially adversely impact the value of the Company’s joint venture interests, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
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
The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not have any active cash flow hedges during the three months ended March 31, 2010.

At March 31, 2010, the Company had $2.8 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of the Company’s senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $0.1 million during the three months ended March 31, 2010 and 2009. The Company did not reclassify amounts to “Loss on hedging activities” for the three months ended March 31, 2010. For the three months ended March 31, 2009, the change in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of the Company’s prior senior note repurchase program was $1.1 million.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. As of March 31, 2010, the Company had no derivatives that were not designated as a hedge in a qualifying hedging relationship.
Note 14 — Contingencies and Guarantees
Contingencies
The Company is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which were developed in a joint venture in which the Company is a majority owner. The contractor is affiliated with the Company’s joint venture partner.
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
In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, no liability was recorded for these guarantees.
As a result of transactions executed in 2007, the Company implemented its strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company’s wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, the Company disposed of its interest in one of these joint ventures but continues to retain its interest in the other joint venture. In connection with the 2007 joint venture transactions, the Company assumed certain contingent obligations for a total of $15.7 million, of which $6.1 million remains outstanding as of March 31, 2010.
As of March 31, 2010, the Company is self insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
The Company is a party to various other legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of the Company.

Guarantees and Other Arrangements
With respect to the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. As of March 31, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010 (see Note 12).
During November 2006, the Company and its joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. As of March 31, 2010, the Colonial Promenade Smyrna joint venture had $28.2 million outstanding on the construction loan, which matured by its terms in December 2009. The joint venture is currently in negotiations with the lender with respect to its options. At March 31, 2010, no liability was recorded for the guarantee (see Note 15).
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2010, the total amount of debt of the joint venture was approximately $16.0 million and the debt matures in December 2012. At March 31, 2010, no liability was recorded for the guarantee.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $21.2 million at March 31, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.
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
Note 15 — Subsequent Events
Financing Activity
On May 3, 2010, the Company acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see Note 14). This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of purchase. The Company has agreed with its joint venture partner to extend the maturity date of the note consistent with the original extension terms of the note, which provided for an option to extend maturity for two additional consecutive one year periods. Accordingly, the maturity date of the note has been extended to December 2010 with an option to extend for one additional year. As a result of this transaction, the Company’s guarantee on this note has terminated, but the joint venture partner’s guarantee (as discussed in Note 14) remains in place.
Distribution
On April 28, 2010, a cash distribution was declared to shareholders of the Trust and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $11.6 million. The distribution was declared to shareholders and partners of record as of May 10, 2010 and will be paid on May 17, 2010.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

		(audited)
	March 31, 2010	December 31, 2009
ASSETS
Land, buildings, & equipment	$3,211,959	$3,210,336
Undeveloped land and construction in progress	276,009	237,101
Less: Accumulated depreciation	(549,664)	(519,715)
Real estate assets held for sale, net	33,950	65,022

Net real estate assets	2,972,254	2,992,744

Cash and cash equivalents	3,762	4,590
Restricted cash	7,752	7,952
Accounts receivable, net	34,378	33,915
Notes receivable	17,366	22,208
Prepaid expenses	16,916	16,503
Deferred debt and lease costs	21,687	22,560
Investment in partially-owned entities	15,694	17,422
Other assets	51,596	54,066

Total assets	$3,141,405	$3,171,960

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,360,674	$1,393,797
Unsecured credit facility	312,632	310,546

Total debt	1,673,306	1,704,343

Accounts payable	25,007	27,626
Accrued interest	17,809	13,133
Accrued expenses	18,528	26,142
Other liabilities	6,212	8,805

Total liabilities	1,740,862	1,780,049

Redeemable units, at redemption value - 8,151,740 and 8,162,845 units outstanding at March 31, 2010 and December 31, 2009, respectively	137,695	133,537

General partner -
Common equity - 69,309,721 and 66,366,077 units outstanding at March 31, 2010 and December 31, 2009, respectively	1,070,891	1,066,390
Preferred equity ($125,000 liquidation preference)	96,550	96,550
Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Limited partners’ nonconrolling interest in consolidated partnership	844	985
Accumulated other comprehensive loss	(2,843)	(2,957)

Total equity	1,262,848	1,258,374

Total liabilities and equity	$3,141,405	$3,171,960

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Minimum rent	$73,482	$70,239
Tenant recoveries	2,789	1,066
Other property related revenue	11,544	9,500
Construction revenues	—	35
Other non-property related revenue	2,898	3,455

Total revenue	90,713	84,295

Expenses:
Property operating expenses	25,419	22,469
Taxes, licenses, and insurance	11,059	10,976
Construction expenses	—	34
Property management expenses	1,807	1,918
General and administrative expenses	4,807	4,382
Management fee and other expense	2,673	4,217
Restructuring charges	—	812
Investment and development	3	165
Depreciation	30,279	27,785
Amortization	2,224	873
Impairment and other losses	783	1,054

Total operating expenses	79,054	74,685

Income from operations	11,659	9,610

Other income (expense):
Interest expense	(20,901)	(20,432)
Debt cost amortization	(1,185)	(1,303)
Gains on retirement of debt	28	25,319
Interest income	393	301
Income (loss) from partially-owned unconsolidated entities	270	(650)
Loss on hedging activities	—	(1,063)
(Loss) gain from sales of property, net of income taxes of $0 (1Q10) and $3,177 (1Q09)	(7)	5,380
Income taxes and other	(249)	3,090

Total other income (expense)	(21,651)	10,642

(Loss) income from continuing operations	(9,992)	20,252

(Loss) income from discontinued operations	(32)	541
(Loss) gain on disposal of discontinued operations, net of income taxes (benefit) of of $0 (1Q10) and $26 (1Q09)	(35)	45

(Loss) income from discontinued operations	(67)	586

Net (loss) income	(10,059)	20,838

Noncontrolling interest of limited partners — continuing operations	82	(1,009)
Noncontrolling interest of limited partners — discontinued operations	(5)	468

(Income) loss attributable to noncontrolling interest	77	(541)

Net (loss) income attributable to CRLP	(9,982)	20,297

Distributions to limited partner preferred unitholders	(1,813)	(1,813)
Distributions to general partner preferred unitholders	(2,034)	(2,073)
Preferred unit issuance costs write-off, net of discount	—	(5)

Net (loss) income available to common unitholders	$(13,829)	$16,406

Net (income) loss available to common unitholders allocated to limited partners-continuing operations	1,492	(2,368)
Net (income) loss available to common unitholders allocated to limited partners -discontinued operations	8	(163)

Net (loss) income available to common unitholders allocated to general partner	$(12,329)	$13,875

Net (loss) income per common unit — Basic:
Income from continuing operations	$(0.19)	$0.27
Income from discontinued operations	—	0.02

Net (loss) income per common unit — Basic	$(0.19)	$0.29

Net (loss) income per common unit — Diluted:
Income from continuing operations	$(0.19)	$0.27
Income from discontinued operations	—	0.02

Net (loss) income per common unit — Diluted	$(0.19)	$0.29

Average units outstanding:
Basic	74,582	57,025
Diluted	74,582	57,025
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(10,059)	$20,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,632	29,296
(Income) loss from unconsolidated entities	(270)	650
(Losses) gains from sales of property	42	(8,537)
Impairment and other losses	783	1,054
Gain on retirement of debt	(28)	(25,319)
Distributions of income from unconsolidated entities	1,872	3,800
Other, net	1,315	1,094
Decrease (increase) in:
Restricted cash	200	(1,652)
Accounts receivable	(463)	175
Prepaid expenses	(507)	(7,190)
Other assets	739	3,832
Increase (decrease) in:
Accounts payable	1	(13,540)
Accrued interest	4,676	2,830
Accrued expenses and other	(10,318)	10,367

Net cash provided by operating activities	20,615	17,698

Cash flows from investing activities:
Acquisition of properties	(225)	—
Development expenditures	(6,127)	(22,758)
Tenant improvements and leasing commissions	(361)	—
Capital expenditures	(6,088)	(2,759)
Proceeds from sales of property, net of selling costs	1,327	32,805
Issuance of notes receivable		(249)
Repayments of notes receivable	4,842	55
Distributions from unconsolidated entities	—	—
Capital contributions to unconsolidated entities	(7)	(41)
Sale of securities	—	467

Net cash (used in) provided by investing activities	(6,639)	7,520

Cash flows from financing activities:
Proceeds from additional borrowings	—	350,000
Proceeds from dividend reinvestment plan and exercise of stock options	386	109
Proceeds from common share issuance, net of expenses	32,461	—
Principal reductions of debt	(33,224)	(71,777)
Payment of debt issuance costs	—	(4,126)
Proceeds from borrowings on revolving credit lines	240,000	210,000
Payments on revolving credit lines and overdrafts	(239,342)	(490,788)
Dividends paid to common and preferred unitholders	(13,862)	(16,042)
Distributions to noncontrolling partners in CRLP	(1,223)	(2,215)

Net cash used in financing activities	(14,804)	(24,839)

Increase (decrease) in cash and cash equivalents	(828)	379
Cash and cash equivalents, beginning of period	4,590	9,185

Cash and cash equivalents, end of period	$3,762	$9,564

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$16,593	$19,844
Cash (received) paid during the period for income taxes	$(133)	$—
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands)

			Limited	Limited	Accumulated
	General Partner		Partners’	Partners’	Other		Redeemable
	Common	Preferred	Preferred	Noncontrolling	Comprehensive		Common
For the three months ended March 31, 2010 and 2009	Equity	Equity	Equity	Interest	Income (Loss)	Total	Units

Balance, December 31, 2008	$963,509	$96,707	$97,406	$1,943	$(5,205)	$1,154,360	$124,848

Net income	13,880	2,073	1,813	541		18,307	2,531
Adjustment for amounts included in net income					1,206	1,206
Distributions to common unitholders	(12,152)					(12,152)	(2,215)
Distributions to preferred unitholders		(2,073)	(1,813)			(3,886)
Change in interest of limited partners				(995)		(995)
Contributions from partners and the Company related to employee employee stock purchase, dividend reinvestment plans	270					270
Redeemption of partnership units for shares	31					31	(31)
Change in redeembable noncontrolling interest	7,168					7,168	(7,168)

Balance, March 31, 2009	$972,706	$96,707	$97,406	$1,489	$(3,999)	$1,164,309	$117,965

Balance, December 31, 2009	$1,066,390	$96,550	$97,406	$985	$(2,957)	$1,258,374	$133,537

Net income	(12,329)	2,034	1,813	(77)		(8,559)	(1,500)
Adjustment for amounts included in net income					114	114
Distributions to common unitholders	(10,015)					(10,015)	(1,223)
Distributions to preferred unitholders		(2,034)	(1,813)			(3,847)
Change in interest of limited partners				(64)		(64)
Contributions from partners and the Company related to employee employee stock purchase, dividend reinvestment plans and equity offerings	33,726					33,726
Redeemption of partnership units for shares	131					131	(131)
Change in redeembable noncontrolling interest	(7,012)					(7,012)	7,012

Balance, March 31, 2010	$1,070,891	$96,550	$97,406	$844	$(2,843)	$1,262,848	$137,695

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
The consolidated condensed financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2009 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in the Colonial Realty Limited Partnership’s 2009 Annual Report on Form 10-K.
Note 1 — Organization and Business
Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Trust’s activities include full or partial ownership and operation of a portfolio of 156 properties as of March 31, 2010, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2010, including properties in lease-up, the Trust owns interests in 111 multifamily apartment communities (including 105 consolidated properties, of which 104 are wholly-owned and one is partially-owned, and six properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including five wholly-owned consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Except for the impact from the adoption of new accounting pronouncements (see Note 2), the consolidated condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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

CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI has an income tax receivable of $17.7 million and $17.8 million as of March 31, 2010 and December 31, 2009, respectively, which is included in “Accounts receivable, net” on CRLP’s Consolidated Condensed Balance Sheet. CPSI’s consolidated provision for income taxes was zero for each of the three months ended March 31, 2010 and 2009. CPSI’s effective income tax rate was 0% for each of the three months ended March 31, 2010 and 2009.
Tax years 2003 through 2009 are subject to examination by the federal taxing authorities. Generally, tax years 2006 through 2008 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expands the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI is able to carryback tax losses that occurred in the year ending December 31, 2009 against income that was recognized in 2005 and 2006. During the fourth quarter 2009, CPSI recorded an income tax benefit as a result of the new NOL carryback rules. Refunds are anticipated to be collected in 2010.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchases applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. CRLP anticipates making this election with regard to a portion of the debt repurchased in 2009.
CRLP may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to CRLP’s financial results. When CRLP has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by CRLP to third parties. CRLP records notes receivable at cost. CRLP evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent.
As of March 31, 2010, CRLP had notes receivable of $19.2 million, consisting primarily of a $16.9 million seller-financing note with a five year term at an interest rate of 5.6% associated with the disposition of Colonial Promenade at Fultondale in February 2009. In November 2009, CRLP disposed of a tract of land for $7.3 million, which included a $5.0 million seller-financing note for a term of six months at an interest rate of 7.5%. The balance on this note was paid in full in March 2010.

CRLP had accrued interest related to its outstanding notes receivable of $0.1 million as of March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, CRLP had recorded a reserve of $1.9 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at March 31, 2010 and December 31, 2009 was approximately 5.6% and 6.0%, respectively. Interest income is recognized on an accrual basis.
Fair Value Measures
CRLP applies ASC 820-10 “Fair Value Measurements and Disclosures”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4) and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 12) and notes receivable (see above). The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at March 31, 2010. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts CRLP could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
The following table presents CRLP’s real estate assets reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures:

(in thousands)	Fair value measurements as of March 31, 2010
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including land held for sale	$31,451	$—	$—	$31,451
Real estate assets, including land held for sale were valued using sales activity for similar assets, current contracts and other inputs management believes are consistent with those that market participants would use.
At March 31, 2010, the estimated fair value of fixed rate debt was approximately $1.31 billion (carrying value of $1.35 billion) and the estimated fair value of CRLP’s variable rate debt, including CRLP’s unsecured credit facility, is consistent with the carrying value of $325.9 million.
The estimated fair value of CRLP’s notes receivable at March 31, 2010 and December 31, 2009 was approximately $17.4 million and $22.2 million, respectively, based on market rates and similar financing arrangements.
Accounting Pronouncements
Pronouncements Recently Adopted
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. FIN 46(R), now known as ASC 810-10-30, Initial Measurement. ASC 810-10-30 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, ASC 810-10-30 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. ASC 810-10-30 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. ASC 810-10-30 is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of ASC 810-10-30 did not have a material impact on CRLP’s consolidated condensed financial statements.
In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures. ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including, details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on CRLP’s consolidated condensed financial statements.

Note 3 — Restructuring Charges
As a result of CRLP’s 2009 initiative to improve efficiencies with respect to management of its existing properties and operation of its portfolio, including reducing overhead and postponing or phasing future development activities, during the three months ended March 31, 2009, CRLP reduced its workforce by eliminating certain positions resulting in the incurrence of an aggregate of $0.8 million in termination benefits and severance related charges. Of the $0.8 million in restructuring charges, approximately $0.4 million was associated with CRLP’s multifamily segment, including $0.2 million associated with development personnel, $0.3 million was associated with CRLP’s commercial segment, including $0.2 million associated with development personnel, and $0.1 million were non-divisional charges.
The expenses of CRLP’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Condensed Statements of Operations for the three months ended March 31, 2009.
Note 4 — Impairment
During the three months ended March 31, 2010, CRLP recorded $0.8 million as a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather.
In February 2009, CRLP reached an agreement in principle to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. As a result of this agreement and the resulting asset valuation, CRLP recorded an impairment charge of approximately $0.7 million during the three months ended March 31, 2009, which represented CRLP’s remaining equity interest in the joint venture.
In March 2009, CRLP completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia for $16.3 million in cash. Since the carrying value exceeded the sales price of the units, CRLP recorded an impairment charge of $0.3 million.
These charges, as described above, are included in “Impairment and other losses” in the Consolidated Condensed Statements of Operations for the three months ended March 31, 2010 and 2009.
CRLP’s determination of fair value is based on inputs management believes are consistent with those that market participants would use. CRLP estimates the fair value of each property and development project evaluated for impairment based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing and cost structure. CRLP will continue to monitor the specific facts and circumstances at CRLP’s for-sale properties and development projects. Existing economic and market uncertainties may impact the number of projects CRLP can sell, the timing of the sales and/or the prices at which CRLP can sell them in future periods, and may result in additional impairment charges in connection with sales. If CRLP is unable to sell projects, CRLP may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of CRLP’s assets as reflected on the balance sheet and adversely affect net income and equity. There can be no assurances of the amount or pace of future property sales and closings, particularly given current economic and market conditions.

Note 5 — Disposition Activity
Net income and gain on disposition of real estate for properties sold in which CRLP does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations as “Discontinued Operations” for all periods presented. All of the operating properties sold during 2009 in which CRLP did not maintain a continuing interest were classified as discontinued operations. The following are the properties CRLP disposed of in 2009 that are classified as discontinued operations:

			Units/ Square
Property	Location	Date Sold	Feet
Multifamily
Portofino at Jensen Beach	Port St. Lucie, FL	September 2009	118
Murano at Delray Beach	West Palm Beach, FL	September 2009	93

Commercial
Colonial Promenade Winter Haven	Orlando, FL	December 2009	286,297
Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by its internal investment committee, CRLP has commenced an active program to sell the assets, CRLP does not intend to retain a continuing interest in the property, and in the opinion of CRLP’s management, it is probable the assets will sell within the next 12 months. As of March 31, 2010, CRLP had classified four for-sale developments as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $33.9 million as of March 31, 2010, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of March 31, 2010.
During the three months ended March 31, 2010, CRLP transferred one commercial development and two for-sale developments from assets “held for sale” to “assets held for investment” as CRLP has decided it will hold this land for a longer term. In addition, CRLP reallocated the commercial portion of two mixed-use development sites from assets “held for sale” to “assets held for investment”.
As of March 31, 2010, CRLP did not have any operating properties classified as held for sale. The operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale or sold, are included in discontinued operations in the Consolidated Condensed Statements of Operations for all periods presented. The reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, any impairment losses on assets held for continuing use are included in continuing operations.
Below is a summary of the operations of the properties classified as discontinued operations during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(amounts in thousands)	2010	2009

Property revenues:
Base rent	$(13)	$1,156
Tenant recoveries	(15)	65
Other revenue	—	104

Total revenues	(28)	1,325

Property operating and administrative expenses	4	645
Depreciation and amortization	—	139

Total expenses	4	784
(Loss) income from discontinued operations before net gain on disposition of discontinued operations	(32)	541
Net (loss) gain on disposition of discontinued operations, net of income taxes	(35)	45
Noncontrolling interest in CRLP from discontinued operations	8	(163)
Noncontrolling interest of limited partners	(5)	468

(Loss) income from discontinued operations, including noncontrolling interest	$(64)	$891

Note 6 — For-Sale Activities
During the three months ended March 31, 2010 and 2009, CRLP, through CPSI, sold four and 33 units, respectively, at its for-sale residential development properties, including six condominium conversion units in 2009.
The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(amounts in thousands)	2010	2009

Condominium conversion revenues, net	$—	$327
Condominium conversion costs	—	(259)

Gains on condominium conversion sales, before income taxes	—	68

For-sale residential revenues, net	1,508	19,234
For-sale residential costs	(1,531)	(19,255)

Losses on for-sale residential sales, before income taxes	(23)	(21)

Provision for income taxes	—	(26)

(Loss) gain on condominium conversions and for-sale residential sales, net of income taxes	$(23)	$21

The net gains on condominium conversion sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. For the three months ended March 31, 2009, net gains on condominium conversion sales of approximately $42,000 are included in discontinued operations. As of December 31, 2009, CRLP had sold all remaining condominium conversion properties.
For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.

Note 7 — Undeveloped Land and Construction in Progress
CRLP currently has two active development projects, as outlined in the table below. In 2009, CRLP decided to postpone development activities associated with the projects listed under “Future Developments” in the table below until it determines that the current economic environment has sufficiently improved.

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)
Active Developments:
Commercial Projects:
Colonial Promenade Craft Farms	Gulf Shores, AL	68	$8,003
Colonial Promenade Nord du Lac (Phase I) (2)	Covington, LA	174	7,282

		242	$15,285

Future Developments:
Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,246
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,312
Colonial Grand at Randal Park (3)	Orlando, FL	750	19,200
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,998
Colonial Grand at South End	Charlotte, NC	353	12,044
Colonial Grand at Azure	Las Vegas, NV	188	7,804
Colonial Grand at Cityway	Austin, TX	320	4,951

		2,536	$74,555

Commercial Projects:
Colonial Promenade Huntsville	Huntsville, AL	111	9,713
Colonial Promenade Nord du Lac (2)	Covington, LA	—	33,049

		111	$42,762

Other Projects and Undeveloped Land
Multifamily			3,593
Commercial			69,472
For-Sale Residential Land (4)			70,342

			$143,407

Consolidated Construction in Progress			$276,009

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square footage.

(2)	Costs capitalized to date for this development, including costs for Phase I, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	This project is part of a mixed-use development. CRLP is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of development are subject to change.

(4)	These costs are presented net of a $24.6 million non-cash impairment charge recorded on two of the projects in 2009, 2008 and 2007.
Interest capitalized on construction in progress during the three months ended March 31, 2010 and 2009 was $0.4 million and $2.2 million, respectively.

Note 8 — Net (Loss) Income Per Unit
For the three months ended March 31, 2010 and 2009, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended
	March 31,	March 31,
(amounts in table in thousands)	2010	2009
Numerator:
(Loss) income from continuing operations	$(9,992)	$20,252
Less:
Income allocated to participating securities	(98)	(106)
Noncontrolling interest of limited partners — continuing operations	82	(1,009)
Distributions to limited partner preferred unitholders	(1,813)	(1,813)
Distributions to general partner preferred unitholders	(2,034)	(2,073)
Preferred unit issuance costs, net of discount	—	(5)

(Loss) income from continuing operations available to common unitholders	$(13,855)	$15,246

Denominator:
Denominator for basic net income per unit — weighted average units	74,582	57,025
Effect of dilutive securities:
Trustee and employee stock options, treasury method	—	—

Denominator for diluted net income per unit — adjusted weighted average units	74,582	57,025

For the three months ended March 31, 2010, CRLP reported a net loss from continuing operations, and as such, 17,481 dilutive share equivalents have been excluded from the computation of diluted net income per unit because including such share equivalents would be anti-dilutive. For the three months ended March 31, 2009, 1,373,754 outstanding share options (and a corresponding number of units) were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.
Note 9 — Capital Structure
At March 31, 2010, the Trust controlled CRLP as CRLP’s sole general partner and as the holder of approximately 89.5% interest in CRLP. The limited partners of CRLP who hold redeemable common units are those persons (including certain officers and trustees of the Trust) who, at the time of the Trust’s initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market value of the Trust’s common shares or the aggregate value of the individual partners’ capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. Additionally, CRLP has outstanding $100 million of Series B Preferred Units issued in a private placement, that are exchangeable for 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust in whole or in part at anytime on or after January 1, 2014 at the option of the holders of the Series B Preferred Units. CRLP also has 400,474 outstanding Series D Preferred Units, all of which are held by the Trust, as general partner of CRLP.
The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP. The Trust’s interest in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.
At-the-Market Equity Offering Program
On February 22, 2010, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of the Trust’s common shares under an “at-the-market” equity offering program. On March 4, 2010, the Trust and CRLP entered into separate Equity Distribution Agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (each an “Agent,” and together the “Agents”), respectively, pursuant to which the Trust may sell from time to time, in an “at-the-market” equity offering program under its Registration Statement on Form S-3 (File No. 333-158081), up to $50.0 million in aggregate offering price of its common shares. During the three months ended March 31, 2010, the Trust issued 2,499,518 common shares at a weighted average issue price of $13.25 per share generating net proceeds of approximately $32.4 million. CRLP used these proceeds to repay a portion of the outstanding balance under its unsecured credit facility and for general corporate purposes.

Repurchases of Series D Preferred Depositary Shares
In October 2008, the Trust’s Board of Trustees authorized a repurchase program which allowed the Trust to repurchase up to an additional $25.0 million of its outstanding 8 1/8% Series D preferred depositary shares over a 12 month period. The Trust’s Board of Trustees, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units of CRLP. During 2009, the Trust repurchased 6,515 shares of its outstanding 8 1/8% Series D preferred depositary shares (and CRLP repurchased a corresponding amount of Series D Preferred Units) in open market transactions for a purchase price of $126,761, or $19.46 per depositary share. The Trust received a 22.2% discount on the repurchase to the liquidation preference price of $25.00 per depositary share and wrote off a nominal amount of issuance costs. In the aggregate, the Trust repurchased $24.1 million of its outstanding 8 1/8% Series D preferred depositary shares (and CRLP has repurchased a corresponding amount of Series D Preferred Units) under this program, which expired in late October 2009.
On January 27, 2010, the Trust’s Board of Trustees authorized a new preferred securities repurchase program which allows the Trust to repurchase up to $25 million of outstanding 8 1/8 percent Series D preferred depositary shares. The preferred shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. This repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Trust will continue to monitor the equity markets and repurchase certain preferred shares that meet the Trust’s required criteria, as funds are available. The Trust did not repurchase any 8 1/8% Series D preferred depositary shares during the first quarter of 2010.
Note 10 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment. The multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of CRLP’s commercial property operations, including the management and leasing services for 45 commercial properties, as well as third-party management services for commercial properties in which CRLP does not have an ownership interest and for brokerage services in other commercial property transactions.
The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities in which CRLP has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Management evaluates the performance of its for-sale residential business based on net gains / losses. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the three months ended March 31, 2010 and 2009, and total segment assets to total assets as of March 31, 2010 and December 31, 2009.

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Revenues:
Segment Revenues:
Multifamily	$75,877	$77,141
Commercial	20,991	23,474

Total Segment Revenues	96,868	100,615

Partially-owned unconsolidated entities - Multifamily	(943)	(2,001)
Partially-owned unconsolidated entities - Commercial	(8,138)	(16,484)
Construction revenues	—	35
Other non-property related revenue	2,898	3,455
Discontinued operations property revenues	28	(1,325)

Total Consolidated Revenues	90,713	84,295

NOI:
Segment NOI:
Multifamily	42,678	44,584
Commercial	14,649	15,059

Total Segment NOI	57,327	59,643

Partially-owned unconsolidated entities - Multifamily	(459)	(1,033)
Partially-owned unconsolidated entities - Commercial	(5,563)	(10,569)
Unallocated corporate revenues	2,898	3,455
Discontinued operations property NOI	32	(681)
Construction NOI	—	1
Property management expenses	(1,807)	(1,918)
General and administrative expenses	(4,807)	(4,382)
Management fee and other expenses	(2,673)	(4,217)
Restructuring charges	—	(812)
Investment and development (1)	(3)	(165)
Depreciation	(30,279)	(27,785)
Amortization	(2,224)	(873)
Impairment and other losses (2)	(783)	(1,054)

Income from operations	11,659	9,610

Total other income (expense), net (3)	(21,651)	10,642

(Loss) income from continuing operations	$(9,992)	$20,252

	March 31,	December 31,
(in thousands)	2010	2009
Assets
Segment Assets
Multifamily	$2,482,764	$2,502,772
Commercial	534,118	538,046

Total Segment Assets	3,016,882	3,040,818

Unallocated corporate assets (4)	124,523	131,142

	$3,141,405	$3,171,960

(1)	Reflects costs incurred related to potential mergers, acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(2)	For the three months ended March 31, 2010, CRLP incurred casualty losses related to property damage at three of CRLP’s multifamily apartment communities. For the three months ended March 31, 2009, CRLP recorded a $1.0 million non-cash impairment charge. Of the charge, $0.7 million is related to the sale in April 2009 of our noncontrolling interest in the Colonial Pinnacle Craft Farms I joint venture and $0.3 million is related to the sale in March 2009 of the remaining 17 units at the Regents Park for-sale residential project.

(3)	For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)” (see Note 6 related to for-sale activities).

(4)	Includes CRLP’s investment in partially-owned entities of $15,693 as of March 31, 2010 and $17,422 as of December 31, 2009.

Note 11 — Investment in Partially-Owned Entities
Investments in Consolidated Partially-Owned Entities
CRLP has one partially-owned investment, the CMS/Colonial Canyon Creek joint venture, which is consolidated in its financial statements. As a result of a preferred equity contribution of $11.5 million made by CRLP to the joint venture in September 2009 in connection with a construction loan refinancing, CRLP began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the third quarter of 2009.
Investments in Unconsolidated Partially-Owned Entities
CRLP accounts for the following investments in unconsolidated partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of March 31, 2010 and December 31, 2009:

			(in thousands)
	Percent		March 31,	December 31,
	Owned		2010	2009
Multifamily:
Belterra, Ft. Worth, TX	10.00%		$500	$525
Regents Park (Phase II), Atlanta, GA	40.00	% (1)	3,382	3,387
CG at Huntcliff, Atlanta, GA	20.00%		1,603	1,646
CG at McKinney, Dallas, TX	25.00	% (1)	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%		891	914
DRA CV at Cary, Raleigh, NC	20.00%		1,398	1,440
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,102	1,133

Total Multifamily			$10,597	$10,766

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		169	154
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00	% (2)	(54)	(190)
Colonial Promenade Madison, Huntsville, AL	25.00%		2,108	2,119
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,188	2,174
DRA / CLP JV	15.00	% (3)	(16,161)	(15,321)
Highway 150, LLC, Birmingham, AL	10.00%		53	59
Bluerock, Huntsville, AL	10.00	% (4)	(4,846)	(4,617)
Parkside Drive LLC I, Knoxville, TN	50.00%		2,777	3,073
Parkside Drive LLC II, Knoxville, TN	50.00%		7,227	7,210
Parkway Place Limited Partnership, Huntsville, AL	50.00%		9,852	10,168

Total Commercial			$3,313	$4,829

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		17	35
Heathrow, Orlando, FL	50.00	% (1)	1,766	1,792

			$1,783	$1,827

			$15,693	$17,422

(1)	These joint ventures consist of undeveloped land.

(2)	Equity investment includes CRLP’s investment of approximately $274,000, offset by the excess basis difference on the transaction of approximately $328,000, which is being amortized over the life of the properties.

(3)	As of March 31, 2010, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Equity investment includes the value of CRLP’s investment of approximately $16.2 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $32.3 million, which is being amortized over the life of the properties.

(4)	Equity investment includes CRLP’s investment of approximately $2.4 million, offset by the excess basis difference on the transaction of approximately $7.2 million, which is being amortized over the life of the properties.

Combined financial information for CRLP’s investments in unconsolidated partially-owned entities since the date of CRLP’s acquisitions is as follows:

	As of March 31,	As of December 31,
(in thousands)	2010	2009
Balance Sheet
Assets
Land, building, & equipment, net	$1,403,352	$1,416,526
Construction in progress	19,621	19,695
Other assets	112,028	118,095

Total assets	$1,535,001	$1,554,316

Liabilities and Partners’ Equity
Notes payable (1)	$1,210,337	$1,211,927
Other liabilities	104,698	108,277
Partners’ Equity	219,966	234,112

Total liabilities and partners’ capital	$1,535,001	$1,554,316

	Three Months Ended
	March 31,
	2010	2009
Statement of Operations
Revenues	$46,305	$107,195
Operating expenses	(16,263)	(40,679)
Interest expense	(17,627)	(38,913)
Depreciation, amortization and other	(19,690)	(39,972)

Net loss (2)	$(7,275)	$(12,369)

(1)	CRLP’s pro-rata share of indebtedness, as calculated based on ownership percentage, at March 31, 2010 and December 31, 2009 is $238.4 million and $239.1 million, respectively.

(2)	In addition to CRLP’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income (loss) from partially-owned investments” of $0.3 million and ($0.7) million for the three months ended March 31, 2010 and 2009, respectively, includes gains on CRLP’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.
Investments in Variable Interest Entities
CRLP evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether CRLP is the primary beneficiary.
Based on CRLP’s evaluation, as of March 31, 2010, CRLP does not have a controlling interest in, nor is CRLP the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above “Investments in Consolidated Partially-Owned Entities”, CMS/Colonial Canyon Creek, which CRLP began consolidating in September 2009, as discussed above in “—Investments in Consolidated Partially-Owned Entities”.
Unconsolidated Variable Interest Entities
As of March 31, 2010, CRLP has an interest in one VIE with significant variable interests for which CRLP is not the primary beneficiary.
With respect to the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the joint venture, for a total guarantee of $7.0 million of the principal amount. CRLP and its joint venture partner each committed to provide 50% of the guarantee, which is different from the relative voting and economic interests of the parties in the joint venture. As a result, this investment qualifies as a VIE, but CRLP has determined that it would not absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate the joint venture. In September 2009, CRLP determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. In addition, CRLP determined that its 35% noncontrolling joint venture interest was impaired and that this impairment was other than temporary. As a result, CRLP wrote-off its entire investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the quarter ended September 30, 2009. The construction loan matured on April 15, 2010, but has not been repaid by the joint venture (see Note 12 — “Unconsolidated Joint Venture Financing Activity”).

Note 12 — Financing Activities
During 2009, CRLP, together with the Trust, obtained the following secured financing from Fannie Mae:
•	In the first quarter of 2009, CRLP, together with the Trust, closed on a $350.0 million collateralized credit facility (collateralized with 19 of CRLP’s multifamily apartment communities totaling 6,565 units). Of the $350.0 million, $259.0 million bears interest at a fixed interest rate equal to 6.07% and $91.0 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for this credit facility is 6.04%, and it matures on March 1, 2019; and
•	In the second quarter of 2009, CRLP, together with the Trust, closed on a $156.4 million collateralized credit facility (collateralized by eight of CRLP’s multifamily apartment communities totaling 2,816 units). Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for this credit facility is 5.31%, and it matures on June 1, 2019.
Under both facilities, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from these financings were used to repay a portion of the outstanding borrowings under CRLP’s unsecured credit facility.
As of March 31, 2010, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, CRLP has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $7.6 million as of March 31, 2010.
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
The Credit Facility and the cash management line, which are primarily used by CRLP to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an outstanding balance at March 31, 2010 of $312.6 million. The interest rate of the Credit Facility (including the cash management line) was 1.29% and 1.26% at March 31, 2010 and 2009, respectively.
The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of CRLP; and generally not paying CRLP’s debts as they become due. At March 31, 2010, CRLP was in compliance with these covenants. However, given the recent downturn in the economy and continued uncertainty in the stock and credit markets, there can be no assurance that CRLP will be able to maintain compliance with these ratios and other debt covenants in the future.

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
Unsecured Senior Notes Repurchases
During 2009, CRLP repurchased an aggregate of $181.0 million of its outstanding unsecured senior notes in separate transactions. In addition, during 2009, CRLP completed two separate cash tender offers for its outstanding unsecured senior notes. In April 2009, CRLP completed a cash tender offer for $250 million in aggregate principal amount of its outstanding notes maturing in 2010 and 2011, and in September 2009, CRLP completed an additional cash tender offer for $148.2 million in aggregate principal amount of its outstanding notes maturing in 2014, 2015 and 2016. As a result, during 2009, CRLP repurchased an aggregate of $579.2 million of its outstanding unsecured senior notes at an aggregate average of 10.6% discount to par value, which represents an 8.1% yield to maturity. As a result of the repurchases, during 2009, CRLP recognized net gains of approximately $54.7 million, which is included in “Gains on retirement of debt” on CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Repurchases of the outstanding unsecured senior notes of CRLP during 2009 are as follows:

			Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain (1)

1st Quarter	$96.9	27.1%	12.64%	$24.2
2nd Quarter (2)	315.5	5.9%	6.75%	16.2
3rd Quarter (3)	166.8	10.0%	7.87%	14.3
4th Quarter	—	—	—	—

Total	$579.2	10.6%	8.06%	$54.7

(1)	Gains are presented net of the loss on hedging activities of $1.1 million recorded during the three months ended March 31, 2009 and $0.6 million recorded during the three months ended September 30, 2009 as the result of a reclassification of amounts in Accumulated Other Comprehensive Income (Loss) in connection with the conclusion that it is probable that CRLP will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.

(2)	Repurchases include $250.0 million repurchased pursuant to CRLP’s tender offer that closed on May 4, 2009, which was conducted outside of the senior note repurchase program.

(3)	Repurchases include $148.2 million repurchased pursuant to CRLP’s tender offer that closed on August 31, 2009, which was conducted outside of the senior note repurchase program.
On January 27, 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows CRLP to repurchase up to $100 million of its outstanding unsecured senior notes. This new repurchase program runs through December 31, 2010. Under this program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. CRLP will continue to monitor the debt markets and repurchase certain senior notes that meet CRLP’s required criteria, as funds are available. CRLP anticipates funding potential repurchases from borrowings under its existing credit facility, proceeds from property sales and/or other available funds.
During the three months ended March 31, 2010, CRLP repurchased $8.7 million in unsecured senior notes, at a 1.0% discount to par value, which represents a 6.51% yield to maturity and resulted in the recognition of negligible net gains.

Unconsolidated Joint Venture Financing Activity
During April 2007, CRLP and its joint venture partner each committed to guarantee up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. Construction at this site is complete as the project was placed into service during 2008. On September 25, 2009, CRLP determined it was probable that it would have to fund the partial loan repayment guarantee provided on the original construction loan. Accordingly, on September 30, 2009, $3.5 million was recorded for the guarantee. As of March 31, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount outstanding on this loan. To date, the joint venture has not repaid the outstanding principal amount due on the construction loan. The joint venture, including CRLP and its joint venture partner, and the lender have engaged in discussions in an attempt to reach a mutually acceptable arrangement with respect to the outstanding loan. However, the parties have been unsuccessful in negotiating a mutually acceptable arrangement with respect to the outstanding loan. The lender has made a demand on the joint venture for the outstanding balance under the loan. The lender has also made a demand on CRLP for the $3.5 million guarantee payment, together with outstanding interest on the loan (which as of April 16, 2010 was approximately $0.05 million). No assurance can be given that the joint venture or CRLP will be able to reach a mutually satisfactory resolution of this dispute with the lender.
As of March 31, 2010, the Colonial Promenade Smyrna joint venture had $28.2 million outstanding on the construction loan, which matured by its terms in December 2009. CRLP has guaranteed up to $8.65 million (currently $4.3 million) of this loan (see Note 14). The joint venture is currently in negotiations with the lender regarding its options (see Note 15).
There can be no assurance that CRLP’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to CRLP’s joint venture interests (discussed in the “Item 1A: Risk Factors” in CRLP’s 2009 Annual Report on Form 10-K) may materially adversely impact the value of CRLP’s joint venture interests, which, in turn, could have a material adverse effect on CRLP’s financial condition and results of operations.
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
The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. CRLP did not have any active cash flow hedges during the three months ended March 31, 2010.

At March 31, 2010, CRLP had $2.8 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on CRLP’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of CRLP’s senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $0.1 million during the three months ended March 31, 2010 and 2009. CRLP did not reclassify amounts to “Loss on hedging activities” for the three months ended March 31, 2010. For the three months ended March 31, 2009, the change in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of CRLP’s prior senior note repurchase program was $1.1 million.
Derivatives not designated as hedges are not speculative and are used to manage CRLP’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. As of March 31, 2010, CRLP had no derivatives that were not designated as a hedge in a qualifying hedging relationship.
Note 14 — Contingencies and Guarantees
Contingencies
CRLP is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which were developed in a joint venture in which CRLP is a majority owner. The contractor is affiliated with CRLP’s joint venture partner.
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
In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, no liability was recorded for these guarantees.
As a result of transactions executed in 2007, CRLP implemented its strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of CRLP’s wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, CRLP disposed of its interest in one of these joint ventures but continues to retain its interest in the other joint venture. In connection with the 2007 joint venture transactions, CRLP assumed certain contingent obligations for a total of $15.7 million, of which $6.1 million remains outstanding as of March 31, 2010.
As of March 31, 2010, CRLP is self insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. CRLP is also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
CRLP is a party to various other legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of CRLP.

Guarantees and Other Arrangements
With respect to the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. As of March 31, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010 (see Note 12).
During November 2006, CRLP and its joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. CRLP and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. As of March 31, 2010, the Colonial Promenade Smyrna joint venture had $28.2 million outstanding on the construction loan, which matured by its terms in December 2009. The joint venture is currently in negotiations with the lender with respect to its options. At March 31, 2010, no liability was recorded for the guarantee (see Note 15).
In connection with the formation of Highway 150 LLC in 2002, CRLP executed a guarantee, pursuant to which CRLP serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2010, the total amount of debt of the joint venture was approximately $16.0 million and the debt matures in December 2012. At March 31, 2010, no liability was recorded for the guarantee.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $21.2 million at March 31, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.
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
Note 15 — Subsequent Events
Financing Activity
On May 3, 2010, CRLP acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see Note 14). This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of purchase. CRLP has agreed with its joint venture partner to extend the maturity date of the note consistent with the original extension terms of the note, which provided for an option to extend maturity for two additional consecutive one year periods. Accordingly, the maturity date of the note has been extended to December 2010 with an option to extend for one additional year. As a result of this transaction, CRLP’s guarantee on this note has terminated, but the joint venture partner’s guarantee (as discussed in Note 14) remains in place.
Distribution
On April 28, 2010, a cash distribution was declared to shareholders of the Trust and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $11.6 million. The distribution was declared to shareholders and partners of record as of May 10, 2010 and will be paid on May 17, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust, or “the Trust”, and Colonial Realty Limited Partnership, or “CRLP”, of which the Trust is the sole general partner and in which the Trust owned an 89.5% limited partner interest as of March 31, 2010. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates’, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s and CRLP’s 2009 Annual Report on Form 10-K (the “2009 Form 10-K”). Such factors include, among others, the following:
•	the deterioration of the economy and high unemployment in the U.S., together with the downturn in the overall U.S. housing market resulting in weakness in the multifamily market;
•	national and local economic, business and real estate conditions generally, including, but not limited to, the effect on demand for multifamily units and commercial rental space from the creation of new multifamily and commercial developments, the extent, strength and duration of the current recession or recovery, the availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;
•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and commercial space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;
•	exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;
•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and developments;
•	ability to obtain financing at reasonable rates, if at all;
•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;
•	changes in operating costs, including real estate taxes, utilities, and insurance;
•	higher than expected construction costs;
•	uncertainties associated with our ability to sell our existing inventory of condominium and for-sale residential assets, including timing, volume and terms of sales;
•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;
•	legislative or other regulatory decisions, including tax legislation, government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;
•	the Trust’s ability to continue to satisfy complex rules in order for it to maintain its status as a REIT for federal income tax purposes, the ability of CRLP to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on availability of financing;
•	effect of any rating agency actions on the cost and availability of new debt financing;
•	level and volatility of interest or capitalization rates or capital market conditions;
•	effect of any terrorist activity or other heightened geopolitical crisis; and
•	other risks identified in the 2009 Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.
We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
General
We are a multifamily-focused self-administered equity REIT that owns, develops and operates multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets through joint venture investments and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 156 properties as of March 31, 2010, located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.
As of March 31, 2010, we owned or maintained a partial ownership in 111 multifamily apartment communities containing a total of 33,524 apartment units (including 105 consolidated properties aggregating 31,250 units, of which 104 are wholly-owned and one is partially-owned, and six properties partially-owned through unconsolidated joint venture entities aggregating 2,004 units) (the “multifamily apartment communities”), 45 commercial properties containing a total of approximately 12.7 million square feet (consisting of nine wholly-owned consolidated properties and 36 properties partially-owned through unconsolidated joint-venture entities aggregating 3.2 million and 9.5 million square feet, respectively) (the “commercial properties”) and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties.” As of March 31, 2010, consolidated multifamily apartment communities and commercial properties that had achieved stabilized occupancy (which we have defined as having occurred once the property has attained 93% physical occupancy) were 96.7% and 90.1% leased, respectively.
The Trust is the direct general partner of, and as of March 31, 2010 held approximately 89.5% of the interests in, CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential and condominium conversion activities through CPSI.
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

Business Strategy and Outlook
Since mid-2008, we have experienced a global financial and economic crisis, which included, among other things, significant reductions and disruptions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or volatility in equity values worldwide, significant job losses in the U.S., a slowdown in the overall U.S. housing market and concerns that the weakening U.S. and worldwide economies could enter into a prolonged recessionary period. In response to the economic crisis, we focused on the following strategic initiatives in 2009:
•	Strengthen the balance sheet;
•	Improve liquidity;
•	Address near-term maturities;
•	Reduce overhead; and
•	Postpone/phase future developments.
During 2009, we made significant progress in implementing each of these strategic initiatives, including selling $157.7 million of non-core assets, raising $152.4 million of equity capital through two separate equity offerings and securing a total of $506.4 million in fixed-rate financings with Fannie Mae. With the proceeds of these activities, we were able to eliminate a significant portion of our near-term debt maturities by repurchasing $579.2 million of unsecured senior notes of CRLP and by exiting seven joint ventures, which eliminated $231.1 million of our pro-rata share of property-specific mortgage debt exposure. In addition, since the fall of 2008, we have reduced our workforce by more than 10%, which we expect to generate approximately $20.7 million in annualized savings. We believe that the steps that we have taken to achieve our 2009 strategic initiatives have positioned us to be able to continue to work through the challenges created by the current economic environment.
For 2010, we have established the following strategic initiatives:
•	Simplify our business;
•	Improve operating margins;
•	Strengthen the balance sheet; and
•	Grow the company
Our first strategic initiative for 2010 is to simplify our business. We plan to maintain our primary focus on multifamily operations with a view toward increasing operating income generated from our multifamily portfolio to greater than 90% of our total operating income. We also plan to look for opportunities to exit from existing joint ventures. Additionally, we plan to continue refining our corporate operations, including streamlining our processes, procedures and organizational structure to create efficiencies and reduce associated overhead.
Our second strategic initiative for 2010 is to improve our operating margins. While we expect that property level margins will continue to be under pressure for the majority of 2010, we will look to improve our overall corporate operating margins through the selective sale of non-income producing assets and through additional efforts to control expenses. We anticipate that 2010 net income from our multifamily operations will remain under pressure from lack of job growth in the economy and the corresponding adverse effect of unemployment on rental revenue. Despite recent signs of economic improvement in our markets, we feel it is still too early to determine if there will be sustainable job growth, which is a key driver of income growth in multifamily real estate.
Our third strategic initiative for 2010 is to maintain our focus on strengthening the balance sheet, primarily by reducing our level of outstanding debt. During the three months ended March 31, 2010, the Trust issued 2,499,518 common shares under its $50.0 million “at-the-market” equity offering program at an average issue price of $13.25 per share, raising net proceeds of $32.4 million. We used these proceeds to repay a portion of the outstanding balance under our unsecured credit facility and for general corporate purposes. In addition, during the first quarter 2010, we repurchased $8.7 million of unsecured senior notes of CRLP under our existing note repurchase program. As of March 31, 2010, we have $20.0 million and $56.9 million of consolidated debt maturing in 2010 and 2011, respectively, with $362.4 million of availability under our unsecured credit facility. Through these actions we are continuing to build on the progress that we made in 2009 to strengthen the balance sheet.
Our fourth strategic initiative for 2010 is to grow the company. We intend to focus on achieving earnings growth from our existing multifamily portfolio to restore earnings to at least pre-recession levels. Additionally, we plan to actively explore new acquisition opportunities, focusing on newer, attractively priced assets in markets that have been significantly adversely affected by the economic downturn and are poised for potential economic recovery from which we believe are well-positioned to benefit. Continued fundamental improvement in our markets could also lead us to renewing our development efforts on multifamily land that we already own. We expect to fund any such potential transactions with availability under our unsecured credit facility and proceeds from our $50.0 million “at-the-market” equity offering program.

We expect the remainder of 2010 to continue to be challenging despite recent indications of improving economic conditions. As long as job growth continues to lag, we expect continued pressure on revenue. We believe, however, that a sustained increase in employment levels, among other things, will facilitate the successful execution of our 2010 strategic initiatives, which should position us for improvement into 2011 and 2012.
Executive Summary of Results of Operations
The following discussion of results of operations should be read in conjunction with the Consolidated Condensed Statements of Operations of the Trust and CRLP and the Operating Results Summary included below.
For the three months ended March 31, 2010, the Trust reported a net loss available to common shareholders of $12.3 million, compared with net income available to common shareholders of $13.9 million for the comparable prior year period. For the three months ended March 31, 2010, CRLP reported a net loss available to common unitholders of $13.8 million, compared with net income available to common unitholders of $16.4 million for the comparable prior year period.
Operating Results Summary
The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This information is presented to correspond with the manner in which we analyze our operating results.

	Three Months Ended March 31,
(amounts in thousands)	2010	2009	Variance
Revenues:
Minimum rent	$73,482	$70,239	$3,243
Tenant recoveries	2,789	1,066	1,723
Other property related revenue	11,544	9,500	2,044
Construction revenues	—	35	(35)
Other non-property related revenues	2,898	3,455	(557)

Total revenue	90,713	84,295	6,418

Expenses:
Property operating expenses	25,419	22,469	2,950
Taxes, licenses and insurance	11,059	10,976	83
Construction expenses	—	34	(34)
Property management expenses	1,807	1,918	(111)
General and administrative expenses	4,807	4,382	425
Management fee and other expense	2,673	4,217	(1,544)
Restructuring charges	—	812	(812)
Investment and development	3	165	(162)
Depreciation & amortization	32,503	28,658	3,845
Impairment	783	1,054	(271)

Total operating expenses	79,054	74,685	4,369

Income from operations	11,659	9,610	2,049

Other income (expense):
Interest expense	(20,901)	(20,432)	(469)
Debt cost amortization	(1,185)	(1,303)	118
Gains on retirement of debt	28	25,319	(25,291)
Interest income	393	301	92
(Loss) income from partially-owned unconsolidated entities	270	(650)	920
Loss on hedging activities	—	(1,063)	1,063
(Loss) gain from sales of property, net of income taxes	(7)	5,380	(5,387)
Income taxes and other	(249)	3,090	(3,339)

Total other income (expense)	(21,651)	10,642	(32,293)

(Loss) income from continuing operations	$(9,992)	$20,252	$(30,244)

(Loss) income from discontinued operations	$(67)	$586	$(653)

Results of Operations — Three Months Ended March 31, 2010 and 2009
Minimum rent
Minimum rent for the three months ended March 31, 2010 was $73.5 million, an increase of $3.2 million from the comparable prior year period. Minimum rent increased $4.5 million attributable to the effect of the consolidation of one multifamily apartment community and the acquisition of two commercial properties since the first quarter of 2009, partially offset by a decrease in minimum rent at multifamily apartment communities that were stabilized during both periods We define “stabilized” communities as those that have attained 93% physical occupancy.
Tenant recoveries
Tenant recoveries for the three months ended March 31, 2010 were $2.8 million, an increase of $1.7 million from the comparable prior year period as a result of the acquisition of two commercial properties during 2009.
Other property related revenue
Other property related revenue for the three months ended March 31, 2010 was $11.5 million, an increase of $2.0 million from the comparable prior year period. Of the increase, $1.3 million is attributable to our multifamily cable revenue program, which has now been fully implemented, and the remaining increase is attributable to the consolidation of one multifamily apartment community and developments placed into service since the first quarter of 2009.
Other non-property related revenues
Other non-property related revenues, which consist primarily of management fees, development fees, and other miscellaneous fees, were $2.9 million for the three months ended March 31, 2010, a decrease of $0.6 million as compared to the same period in 2009, due to terminated management contracts as a result of the disposition in 2009 of our interests in certain joint ventures.
Property operating expenses
Property operating expenses for the three months ended March 31, 2010 were $25.4 million, an increase of $3.0 million from the comparable prior year period. Of the increase, $1.6 million is attributable to the consolidation of one multifamily apartment community and the acquisitions of two commercial properties since the first quarter of 2009. The remaining increase is primarily due to repairs and maintenance expenses associated with an increase in occupancy rates, cable television expenses related to the rollout of our bulk cable program and salaries.
Taxes, licenses and insurance
Taxes, licenses and insurance expenses for the three months ended March 31, 2010 were $11.1 million, an increase of $0.1 million from the comparable prior year period. The increase was primarily attributable to the consolidation of one multifamily apartment community and the acquisitions of two commercial properties since the first quarter of 2009, offset by a decline in related expenses at our stabilized multifamily apartment communities.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses for the three months ended March 31, 2010 were $1.8 million, a decrease of $0.1 million from the comparable prior year period. The decrease was primarily due to a reduction in overhead.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2010 were $4.8 million, an increase of $0.4 million from the comparable prior year period primarily due to increases in incentive compensation.

Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the three months ended March 31, 2010 were $2.7 million, a decrease of $1.5 million from the comparable prior year period. The decrease was primarily due to overhead reductions related to the termination of management contracts in connection with the disposition of our interests in certain joint ventures in 2009.
Restructuring charges
We incurred no restructuring charges during the three months ended March 31, 2010. During the three months ended March 31, 2009, we incurred restructuring charges of $0.8 million as a result of our efforts to reduce overhead. See Note 3 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q for additional details.
Depreciation and amortization
Depreciation and amortization expense for the three months ended March 31, 2010 was $32.5 million, an increase of $3.8 million from the comparable prior year period. Of the increase, $3.3 million is attributable to the consolidation of one multifamily apartment community and the acquisitions of two commercial properties since the first quarter of 2009, with the remaining increase attributed to developments placed into service during 2009.
Impairment and other losses
Included in impairment and other losses for the three months ended March 31, 2010 are casualty losses of $0.8 million, which resulted from property damage at three of our multifamily apartment communities. The three months ended March 31, 2009, included $0.3 million associated with the closing on the sale of our remaining 17 units at Regents Park, a for-sale residential development, and $0.7 million related to the sale of our remaining 15% interest in Colonial Pinnacle Craft Farms I. See Note 4 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q for additional details.
Interest expense
Interest expense for the three months ended March 31, 2010 was $20.9 million, an increase of $0.5 million from the comparable prior year period. The increase is primarily attributable to a $1.9 million reduction in capitalized interest as a result of no longer capitalizing interest on assets held for future development, partially offset by a lower weighted average interest rate on our total consolidated debt when compared to the prior year period.
Debt cost amortization
Debt cost amortization for the three months ended March 31, 2010 was $1.2 million, a decrease of $0.1 million from the comparable prior year period. The decrease is attributable to a change in our debt mix — i.e., a decrease in the outstanding balance of our unsecured bonds and an increase in the outstanding balance of our credit facility — from the prior year period.
Gains on retirement of debt
Gains on retirement of debt for the three months ended March 31, 2010 were minimal as compared to a $25.3 million gain, excluding write-offs related to hedging activities, for the comparable prior year period. Gains in the first quarter of 2010 are related to the repurchase of $8.7 million of outstanding unsecured senior notes at an average 1.0% discount to par value. Gains in the first quarter of 2009 are related to the repurchase of $96.9 million of outstanding unsecured senior notes at an average discount to par value of 27.1%.
Interest income
Interest income for the three months ended March 31, 2010 was $0.4 million, an increase of $0.1 million from the comparable prior year period. The increase was primarily due to three months worth of interest earned on a note issued as a result of the sale of Colonial Promenade Fultondale during the first quarter of 2009.

Income (loss) from partially-owned unconsolidated entities
Income (loss) from partially-owned unconsolidated entities for the three months ended March 31, 2010 was income of $0.3 million compared to a loss of $0.7 million from the comparable prior year period. The increase was primarily attributable to the disposition of our interests in certain joint ventures during 2009.
Loss on hedging activities
We did not engage in any hedging activities during the three months ended March 31, 2010. Loss on hedging activities for the three months ended March 31, 2009 was $1.1 million. In 2009, we recognized a loss on hedging activities as a result of a reclassification of amounts in “Accumulated Other Comprehensive Loss” in connection with the conclusion that it is probable that we will not make interest payments associated with previously hedged debt as a result of repurchases under our senior note repurchase program. See Note 12 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q for additional details.
(Loss) gain from sale of property
(Loss) gain from sale of property, net of income taxes, for the three months ended March 31, 2010 was a negligible loss, compared to a gain of $5.4 million from the comparable prior year period. Gains recognized during the three months ended March 31, 2009 primarily were attributable to the disposition of Colonial Promenade Fultondale, a retail development, and a land outparcel at Colonial Promenade Tannehill.
Income taxes and other
Income taxes and other for the three months ended March 31, 2010 was an expense of $0.2 million, compared to an income tax benefit of $3.1 million in the comparable prior year period. Our provision for income taxes was $0 million for the three months ended March 31, 2010 and 2009 and our effective income tax rate was 0% for the three months ended March 31, 2010 and 2009. The income tax benefit of $3.1 million for the three months ended March 31, 2009 is offset by income tax expense of $3.2 million included in “Gain on Sale of Property, net of income taxes”.
(Loss) income from discontinued operations
(Loss) income from discontinued operations for the three months ended March 31, 2010 was a loss of $0.1 million, compared to income of $0.6 million from the comparable prior year period. At March 31, 2010, there were no operating properties classified as held for sale, nor were there disposals during the three months ended March 31, 2010.
Liquidity and Capital Resources
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in each of the Trust’s and CRLP’s Consolidated Condensed Statements of Cash Flows contained in this Form 10-Q.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2010 increased $3.3 million, to $21.0 million from $17.7 million for the prior year period for each of the Trust and CRLP. The increase was due primarily to the effect of the completed acquisitions of two commercial assets and the consolidation of one multifamily asset in 2009, as well as additional expense savings both in corporate overhead and overhead associated with our property management activities. For the remainder of 2010, we expect cash flows from operating activities to be slightly higher than 2009 primarily driven by the acquisitions discussed above and supplemented by any growth we are able to generate in our multifamily portfolio.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2010 was $7.0 million compared to net cash provided by investing activities of $7.5 million for the comparable prior year period for each of the Trust and CRLP. The change primarily is the result of a significantly reduced level of disposition activity, resulting in a decrease in proceeds from property sales when compared to the first quarter of 2009, partially offset by postponement of developments, as previously discussed. As we explore growth through potential acquisitions and developments, our cash flow used for investing activities could significantly increase.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2010 decreased $10.0 million, to $14.8 million from $24.8 million for the comparable prior year period for each of the Trust and CRLP. The change for both the Trust and CRLP was primarily attributable to a $0.10 per share reduction in dividend payments when compared to the prior year and a reduction in debt payments due to repurchases of unsecured senior notes of CRLP. Given our availability under our unsecured credit facility, remaining availability under our $50.0 million “at-the-market” equity offering program, limited debt maturities in 2010, our large number of unencumbered multifamily properties and our projected asset sales, we expect to have adequate liquidity to execute our previously discussed 2010 business strategy.
Credit Ratings
As of March 31, 2010, our current credit ratings are as follows:

Rating Agency	Rating	Last update

Fitch	BB+(1)	May 29, 2009
Moody’s	Ba1(2)	March 30, 2010
Standard & Poor’s	BB+(1)	March 18, 2010

(1)	Ratings outlook is “stable”.

(2)	Ratings outlook is “negative”.
In March 2010, Moody’s Investor Service (“Moody’s”) and Standard & Poor’s reaffirmed our 2009 ratings of Ba1 and BB+, respectively. In March 2009, Moody’s and Standard & Poor’s lowered their credit ratings on our senior unsecured debt, resulting in an increase in the pricing under our credit facility to LIBOR plus 105 points from LIBOR plus 75 points. See below for further discussion on the effects of credit rating downgrades on our ability to access the credit and capital markets.
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
The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our residents and tenants, and the ability of these residents and tenants to make their rental payments. The weak economy and job market in the U.S. has resulted in increased supply and deterioration in the multifamily market generally, and has adversely affected our ability to lease our multifamily apartment communities as well as the rents we are able to charge and thereby adversely affected our revenues.
We believe that cash generated from dispositions of assets, borrowings under our credit facility, net proceeds of our $50.0 million “at-the-market” equity offering program and cash generated from operations, will be sufficient to meet our short- term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.
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
The Trust has filed a registration statement with the SEC allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. As described herein, during the three months ended March 31, 2010, management issued 2,499,518 common shares through our “at-the-market” equity offering program generating aggregate net proceeds of $32.4 million. The proceeds were used to repay a portion of our unsecured credit facility and for general corporate purposes. Pursuant to the CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing program, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold.
Our ability to raise funds through sales of common shares and preferred shares in the future is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. The financial and economic crisis and deterioration in the stock and credit markets since mid-2008 have resulted in significant price volatility, which have caused market prices of many stocks, including the price of the Trust’s common shares, to fluctuate substantially. With respect to both debt and equity, a prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of the Trust’s common shares, preferred shares or subordinated notes or through private financings. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not be consistently available on terms that are attractive.
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our assets, our degree of leverage and borrowing restrictions imposed by our current lenders. As discussed above in “Credit Ratings,” in 2009, we received credit rating downgrades, reducing the likelihood that we would be able to access the unsecured public debt market on terms advantageous to us. Notwithstanding the credit downgrades, during 2009, we were able to obtain secured financing of $506.4 million, for a 10-year term, through Fannie Mae. The proceeds from those financings were used to repay a portion of our unsecured credit facility. In 2010, we intend to monitor the unsecured and secured debt markets, including Fannie Mae and/or Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. In the current market, our ability to sell properties to raise cash is challenging. For example, we may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the three months ended March 31, 2010, we sold assets for aggregate proceeds of approximately $2.1 million ($1.5 million from the sale of consolidated assets and $0.6 million, which is our pro-rata share, from the sale of an unconsolidated land parcel). The proceeds from the asset sales were used to repay a portion of outstanding borrowings under our unsecured credit facility.
At March 31, 2010, our total outstanding debt balance was $1.67 billion. The outstanding balance includes fixed-rate debt of $1.35 billion, or 80.8% of the total debt balance, and floating-rate debt of $325.9 million, or 19.2% of the total debt balance. As further discussed below, at March 31, 2010, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.
Distributions
The distribution on the Trust’s common shares and CRLP’s common units payable on May 17, 2010 to holders of record on May 10, 2010, is $0.15 per share. We also pay regular quarterly distributions on preferred shares in the Trust and on preferred units in CRLP. The maintenance of these distributions is subject to various factors, including the discretion of the Trust’s Board of Trustees, the Trust’s ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to the Trust’s shareholders (excluding net capital gains).

Unsecured Revolving Credit Facility
As of March 31, 2010, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $7.6 million as of March 31, 2010.
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
The Credit Facility and cash management line, which are primarily used to finance property acquisitions and developments, and periodically to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an aggregate outstanding balance at March 31, 2010 of $312.6 million. The interest rate of the Credit Facility, including the cash management line, was 1.29% at March 31, 2010.
The Credit Facility contains various ratios and covenants that are more fully described in Note 12 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, respectively, included in this Form 10-Q. The economic downturn and continued uncertainty in the stock and credit markets may negatively impact our ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants in the future. We expect to be able to comply with these ratios and covenants in 2010, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants, particularly if economic conditions worsen.
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
Collateralized Credit Facilities
During 2009, we obtained the following secured financing from Fannie Mae:
•	In the first quarter of 2009, we closed on a $350 million collateralized credit facility (collateralized with 19 of CRLP’s multifamily apartment communities totaling 6,565 units), with a weighted average interest rate of 6.04%, and which matures on March 1, 2019; and
•	In the second quarter of 2009, we closed on a $156.4 million (collateralized credit facility collateralized by eight of CRLP’s multifamily apartment communities totaling 2,816 units), with a weighted average interest rate of 5.31%, and which matures on June 1, 2019.
Under both facilities, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from these financings were used to repay a portion of the outstanding borrowings under our Credit Facility.

Equity Repurchases
In October 2008, the Trust’s Board of Trustees authorized a repurchase program which allowed the Trust to repurchase up to an additional $25.0 million of its outstanding 8 1/8% Series D preferred depositary shares over a 12 month period. The Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units of CRLP. During 2009, the Trust repurchased 6,515 shares of its outstanding 8 1/8% Series D preferred depositary shares (and CRLP repurchased a corresponding amount of Series D Preferred Units) in open market transactions for a purchase price of $126,761, or $19.46 per depositary share. The Trust received a 22.2% discount on the repurchase to the liquidation preference price of $25.00 per depositary share and wrote off a nominal amount of issuance costs. In the aggregate, the Trust repurchased $24.1 million of its outstanding 8 1/8% Series D preferred depositary shares (and CRLP has repurchased a corresponding amount of Series D Preferred Units) under this program, which expired in late October 2009.
On January 27, 2010, the Trust’s Board of Trustees authorized a new preferred securities repurchase program which allows the Trust to repurchase up to $25 million of its outstanding 8 1/8% Series D preferred depositary shares. The preferred shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. This repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Trust will continue to monitor the equity markets and repurchase certain preferred shares that meet the Trust’s required criteria, as funds are available. The Trust did not repurchase any 8 1/8% Series D preferred depositary shares during the three months ended March 31, 2010.
Unsecured Senior Note Repurchases
During 2009, we repurchased an aggregate of $181.0 million of our outstanding unsecured senior notes in separate transactions. In addition, during 2009, we completed two separate cash tender offers for outstanding unsecured senior notes of CRLP. In April 2009, we completed a cash tender offer for $250 million in aggregate principal amount of outstanding notes maturing in 2010 and 2011, and in September 2009, we completed an additional cash tender offer for $148.2 million in aggregate principal amount of outstanding notes maturing in 2014, 2015 and 2016. As a result, during 2009, we repurchased an aggregate of $579.2 million of our outstanding unsecured senior notes at an aggregate average of 10.6% discount to par value, which represents an 8.1% yield to maturity. As a result of the repurchases, during 2009, we recognized net gains of approximately $54.7 million, which is included in “Gains on retirement of debt” on our Consolidated Statements of Operations and Comprehensive Income (Loss).
On January 27, 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows for the repurchase of up to $100 million of outstanding unsecured senior notes of CRLP. This new repurchase program runs through December 31, 2010. Under this program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. We will continue to monitor the debt markets and repurchase certain senior notes that meet our required criteria, as funds are available. We anticipate funding potential repurchases from borrowings under our existing credit facility, proceeds from property sales and/or other available funds.
During the three months ended March 31, 2010, we repurchased $8.7 million in unsecured senior notes, at a 1% discount to par value, which represents a 6.51% yield to maturity and resulted in the recognition of negligible net gains.
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
In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, no liability was recorded for these guarantees.
As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures but continue to retain its interest in the other joint venture. In connection with the 2007 joint venture transactions, we assumed certain contingent obligations for a total of $15.7 million, of which $6.1 million remains outstanding as of March 31, 2010.
As of March 31, 2010, we are self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
We are a party to various other legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations or cash flows.
Guarantees and Other Arrangements
With respect to the Colonial Grand at Traditions joint venture, we and our joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the joint venture, for a total guarantee of $7.0 million of the principal amount. As further described below under “Off-Balance Sheet Arrangements”, the loan matured on April 15, 2010, but has not been repaid by the joint venture.
With respect to the Colonial Promenade Smyrna joint venture, we and our joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. As further described below under “Off-Balance Sheet Arrangements”, the loan matured in December 2009, but has not been repaid by the joint venture.
In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2010, the total amount of debt of the joint venture was approximately $16.0 million and the debt matures in December 2012. At March 31, 2010, no liability was recorded for the guarantee.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness totaling $21.2 million at March 31, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by us.
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
Off-Balance Sheet Arrangements
At March 31, 2010, our pro-rata share of mortgage debt of unconsolidated joint ventures is $238.4 million. The aggregate maturities of this mortgage debt are as follows:

(in millions)
2010	$68.3
2011	0.1
2012	2.0
2013	6.1
Thereafter	161.9

$238.4

Of this debt, $6.3 million and $2.0 million for years 2010 and 2012, respectively, includes an option for at least a one-year extension. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
During April 2007, we and our joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture, for a total guarantee of $7.0 million of the principal amount. Construction at this site has been completed and the project was placed into service during 2008. In late September 2009, we determined it was probable that we would have to fund the partial loan repayment guarantee provided on the original construction loan. Accordingly, on September 30, 2009, $3.5 million was recorded for the guarantee. As of March 31, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount outstanding on this loan. To date, the joint venture has not repaid the outstanding principal amount due on the construction loan. The joint venture, including us and our joint venture partner, and the lender have engaged in discussions in an attempt to reach a mutually acceptable arrangement with respect to the outstanding loan. However, the parties have been unsuccessful in negotiating a mutually acceptable arrangement with respect to the outstanding loan. The lender has made a demand on the joint venture for the outstanding balance under the loan. The lender has also made a demand on us for the $3.5 million guarantee payment, together with outstanding interest on the loan (which as of April 16, 2010 was approximately $0.05 million). No assurance can be given that we or the joint venture will be able to reach a mutually satisfactory resolution of this dispute with the lender.
During November 2006, we and our joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. We and our joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. As of March 31, 2010, the Colonial Promenade Smyrna joint venture had $28.2 million outstanding on the construction loan, which matured by its terms in December 2009. The joint venture is currently in negotiations with the lender with respect to its options. At March 31, 2010, no liability was recorded for the guarantee. See Note 15 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, for additional details.
There can be no assurance that our joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to our joint venture interests discussed in “Item 1A: Risk Factors” of the 2009 Form 10-K may materially adversely impact the value of our joint venture interests, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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
Critical Accounting Policies and Estimates
Please refer to the 2009 Form 10-K for discussions of our critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the three months ended March 31, 2010, there were no material changes to these policies.
The adoption of ASC 810-10-30, Initial Measurement, which amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs), did not have a material impact on our consolidated condensed financial statements. See Note 2 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q for additional details.
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
The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We did not have any active cash flow hedges during the three months ended March 31, 2010.
At March 31, 2010, we had $2.8 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of our senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt was $0.1 million during the three months ended March 31, 2010 and 2009. The changes in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of our senior note repurchase program was $1.1 million for the three months ended March 31, 2009.
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. As of March 31, 2010, we had no derivatives that were not designated as a hedge in a qualifying hedging relationship.
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

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2010, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 80.8%, which is consistent with our percentage as of December 31, 2009. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
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

	Three Months Ended
	March 31,
(in thousands, except per share and unit data)	2010	2009

Net (loss) income available to common shareholders	$(12,329)	$13,875
Noncontrolling interest in CRLP	(1,500)	2,531
Noncontrolling interest in gain on sale of undepreciated property	—	992

Total	$(13,829)	$17,398

Adjustments (consolidated):
Real estate depreciation	29,821	27,408
Real estate amortization	1,741	342
Consolidated gains from sales of property, net of income tax and noncontrolling interest	42	(5,425)
Gains from sales of undepreciated property, net of income tax and noncontrolling interest (1)	(10)	3,731
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	2,408	4,785
Real estate amortization	702	1,814
Gains from sales of property	(78)	19

Funds from operations (2)	$20,797	$50,072

Income allocated to participating securities	(182)	(324)

Funds from Operations available to common shareholders and unitholders	$20,615	$49,748

FFO per Share (2)
Basic	$0.28	$0.87

Diluted	$0.28	$0.87

Weighted average common shares outstanding — basic	66,426	48,202
Weighted average partnership units outstanding — basic (3)	8,157	8,823

Weighted average shares and units outstanding — basic	74,583	57,025
Effect of diluted securities	—	—

Weighted average shares and units outstanding — diluted	74,583	57,025

(1)	We recognize incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds, less costs of sales, from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by our taxable REIT subsidiary.

(2)	FFO for the three months ended March 31, 2009 includes $1.0 million non-cash impairment charges, which is equivalent to $0.02 per basic and diluted share, respectively.

(3)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2010, we had approximately $325.9 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.1 billion of total assets as of March 31, 2010.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $3.3 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.3 million. This assumes that the amount outstanding under our variable rate debt remains approximately $325.9 million, the balance as of March 31, 2010.
As of March 31, 2010, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4. Controls and Procedures
(a)	Disclosure controls and procedures.
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, on behalf of both the Trust and CRLP, of the effectiveness as of March 31, 2010 of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)	Changes in internal control over financial reporting.
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risk factors contained in the 2009 Form 10-K and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in the 2009 Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks identified in the 2009 Form 10-K, we are also subject to the following additional risk:
A large number of shares available for future sale could adversely affect the market price of our common shares and may be dilutive to current shareholders.
The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of March 31, 2010 there were 125,000,000 common shares authorized under our Declaration of Trust, as amended, of which 69,306,734 were outstanding. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to share option and share purchase plans. In addition to issuances of shares pursuant to share option and share purchase plans, as of March 31, 2010, we may issue up to 8,151,740 common shares upon redemption of currently outstanding units of our operating partnership. We also have filed a registration statement with the SEC allowing us to offer, from time to time, equity securities (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. As of March 31, 2010, we had issued an aggregate of $191.7 million in common shares under this registration statement, including $33.1 million under our $50.0 million “at-the-market” equity offering program. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distribution or sales of our common shares will have on the market price of our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of repurchases by the Trust of common shares of the Trust for the three months ended March 31, 2010 is as follows:

			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet be
	Total Number of Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans

January 1 - January 31, 2010	1,085	$12.16	—	—
February 1 - February 28, 2010	16	$11.80	—	—
March 1 - March 31, 2010	177	$13.30	—	—

Total	1,278	$12.31	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended March 31, 2010, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the Table above.
The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plan in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended March 31, 2010, CRLP issued 428,440 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $4.3 million.
The Trust has also issued common shares under its $50.0 million “at-the-market” equity offering program that are registered under the Act. Pursuant to the Partnership Agreement, each time the Trust issues common shares pursuant to this program, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended March 31, 2010, CRLP issued 2,499,518 common units to the Trust for shares issued under the Trust’s “at-the-market” equity offering program for an aggregate of approximately $32.4 million of net proceeds.
Item 6. Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

Date: May 7, 2010	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

Date: May 7, 2010	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP,
A Delaware limited partnership

		By:	Colonial Properties Trust Its General Partner

Date: May 7, 2010	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

Date: May 7, 2010	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

Page

10.1	Summary of the 2010 Annual Incentive Plan of the Trust	Filed herewith	Page 66

10.2	Equity Distribution Agreement, dated March 4, 2010, by and among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2010	—

10.3	Equity Distribution Agreement, dated March 4, 2010, by and among the Company, the Operating Partnership and Wells Fargo Securities, LLC, as Agent	Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2010	—

12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Share Distributions for the Trust	Filed herewith	Page 68

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith	Page 69

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 70

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 71

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 72

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 73

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 74

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 75

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 76

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 77