Form 10-Q
period 2010-06-30
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2010-08-06
CIK 909111, 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
As of August 4, 2010, Colonial Properties Trust had 71,240,649 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Explanatory Note
This Form 10-Q includes information with respect to both Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 90.6% limited partner interest as of June 30, 2010. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Separate financial statements and accompanying notes are provided for each of the Trust and CRLP. Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both the Trust and CRLP since the Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

		(audited)
	June 30, 2010	December 31, 2009
ASSETS
Land, buildings & equipment	$3,250,350	$3,210,350
Undeveloped land and construction in progress	276,768	237,100
Less: Accumulated depreciation	(579,517)	(519,728)
Real estate assets held for sale, net	33,323	65,022

Net real estate assets	2,980,924	2,992,744

Cash and cash equivalents	3,735	4,590
Restricted cash	8,169	7,952
Accounts receivable, net	17,732	33,934
Notes receivable	44,480	22,208
Prepaid expenses	24,833	16,503
Deferred debt and lease costs	22,209	22,560
Investment in partially-owned entities	39,007	17,422
Other assets	54,797	54,719

Total assets	$3,195,886	$3,172,632

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,404,716	$1,393,797
Unsecured credit facility	303,115	310,546

Total debt	1,707,831	1,704,343

Accounts payable	27,978	28,299
Accrued interest	11,834	13,133
Accrued expenses	25,302	26,142
Investment in partially-owned entities	22,110	—
Other liabilities	12,877	15,054

Total liabilities	1,807,932	1,786,971

Redeemable Noncontrolling interest:
Common units	133,399	133,537

Equity:
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,004,735 depositary shares (Liquidation value $100,118,000) issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4	4
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 76,854,582 and 71,989,227 shares issued at June 30, 2010 and December 31, 2009, respectively	769	720
Additional paid-in capital	1,807,115	1,760,362
Cumulative earnings	1,279,712	1,296,188
Cumulative distributions	(1,781,236)	(1,753,015)
Noncontrolling interest:
Limited partners’ noncontrolling interest	807	985
7 1/4% Series B Cumulative Redeemable Preferred Units	100,000	100,000
Treasury shares, at cost; 5,623,150 shares at June 30, 2010 and December 31, 2009	(150,163)	(150,163)
Accumulated other comprehensive loss	(2,453)	(2,957)

Total equity	1,254,555	1,252,124

Total liabilities and equity	$3,195,886	$3,172,632

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Minimum rent	$73,613	$70,210	$147,094	$140,448
Tenant recoveries	2,608	909	5,397	1,975
Other property related revenue	12,118	10,136	23,662	19,635
Construction revenues	—	315	—	350
Other non-property related revenue	3,400	3,924	6,298	7,379

Total revenue	91,739	85,494	182,451	169,787

Expenses:
Property operating expenses	25,979	22,893	51,399	45,361
Taxes, licenses and insurance	10,982	10,311	22,041	21,288
Construction expenses	—	315	—	349
Property management expenses	1,878	1,683	3,685	3,602
General and administrative expenses	5,458	4,525	10,264	8,908
Management fees and other expenses	2,585	3,540	5,258	7,756
Restructuring charges	—	—	—	812
Investment and development	31	1,319	34	1,484
Depreciation	30,243	28,276	60,521	56,061
Amortization	2,170	1,199	4,394	2,071
Impairment and other losses	—	564	783	1,617

Total operating expenses	79,326	74,625	158,379	149,309

Income from operations	12,413	10,869	24,072	20,478

Other income (expense):
Interest expense	(20,927)	(22,810)	(41,828)	(43,242)
Debt cost amortization	(1,131)	(807)	(2,316)	(2,110)
Gains on retirement of debt	1,015	16,232	1,044	41,551
Interest income	325	449	718	750
Income (loss) from partially-owned investments	395	(628)	665	(1,278)
(Loss) gain on hedging activities	(289)	4	(289)	(1,060)
(Loss) gain from sales of property, net of income taxes/(benefit) of $93 (2Q10) and ($21) (2Q09) and $93 (YTD10) and $3,156 (YTD09)	(654)	(143)	(661)	5,238
Income taxes and other	(439)	(221)	(688)	2,869

Total other income (expense)	(21,705)	(7,924)	(43,355)	2,718

(Loss) income from continuing operations	(9,292)	2,945	(19,283)	23,196

(Loss) income from discontinued operations	(15)	(1,288)	(46)	(745)
(Loss) gain on disposal of discontinued operations, net of income taxes of $- (2Q10) and $44 (2Q09) and $- (YTD10) and $70 (YTD09)	(13)	(32)	(48)	12

Loss from discontinued operations	(28)	(1,320)	(94)	(733)

Net (loss) income	(9,320)	1,625	(19,377)	22,463

Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	1,288	135	2,774	(2,210)
Noncontrolling interest in CRLP — preferred unitholders	(1,813)	(1,813)	(3,625)	(3,625)
Noncontrolling interest of limited partners	28	9	111	(999)
Discontinued Operations
Noncontrolling interest in CRLP from discontinued operations	2	204	11	44
Noncontrolling interest of limited partners	—	(26)	(5)	442

Income attributable to noncontrolling interest	(495)	(1,491)	(734)	(6,348)

Net (loss) income attributable to parent company	(9,815)	134	(20,111)	16,115

Dividends to preferred shareholders	(2,034)	(2,037)	(4,067)	(4,109)
Preferred share issuance costs write-off, net of discount	—	—	—	(5)

Net (loss) income available to common shareholders	$(11,849)	$(1,903)	$(24,178)	$12,001

Net (loss) income per common share — Basic:
(Loss) income from continuing operations	$(0.17)	$(0.02)	$(0.36)	$0.25
Loss from discontinued operations	—	(0.02)	—	—

Net (loss) income per common share — Basic	$(0.17)	$(0.04)	$(0.36)	$0.25

Net (loss) income per common share — Diluted:
(Loss) income from continuing operations	$(0.17)	$(0.02)	$(0.36)	$0.25
Loss from discontinued operations	—	(0.02)	—	—

Net (loss) income per common share — Diluted	$(0.17)	$(0.04)	$(0.36)	$0.25

Weighted average common shares outstanding:
Basic	69,553	48,649	67,998	48,427
Diluted	69,553	48,649	67,998	48,427
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(19,377)	$22,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,218	59,184
(Income) loss from partially-owned entities	(665)	1,278
Losses (gains) from sales of property	616	(8,385)
Impairment and other losses	783	3,418
Gain on retirement of debt	(1,044)	(41,551)
Distributions of income from partially-owned entities	3,789	7,113
Other, net	3,100	1,683
Change in:
Restricted cash	(217)	(1,236)
Accounts receivable	17,529	(146)
Prepaid expenses	(2,103)	(10,174)
Other assets	(756)	7,342
Change in:
Accounts payable	(1,165)	(16,006)
Accrued interest	(1,299)	(5,108)
Accrued expenses and other	(3,017)	14,682

Net cash provided by operating activities	61,392	34,557

Cash flows from investing activities:
Acquisition of properties	(3,866)	—
Development expenditures	(15,060)	(31,189)
Tenant improvements and leasing commissions	(4,813)	59
Capital expenditures	(15,347)	(6,474)
Proceeds from sales of property, net of selling costs	2,746	38,879
Issuance of notes receivable	(28,228)	(249)
Repayments of notes receivable	4,844	78
Distributions from partially-owned entities	768	—
Capital contributions to partially-owned entities	(5,376)	(57)
Sale of securities	—	586

Net cash (used in) provided by investing activities	(64,332)	1,633

Cash flows from financing activities:
Proceeds from additional borrowings	73,200	506,359
Proceeds from dividend reinvestment plan and exercise of stock options	700	783
Proceeds from common share issuance, net of expenses	48,822	4,380
Principal reductions of debt	(80,841)	(371,329)
Payment of debt issuance costs	(1,286)	(5,828)
Proceeds from borrowings on revolving credit lines	345,000	460,000
Payments on revolving credit lines and overdrafts	(352,949)	(587,679)
Dividends paid to common and preferred shareholders	(28,221)	(27,208)
Redemption of Nord du Lac CDD bonds	—	(13,055)
Distributions to noncontrolling partners in CRLP	(2,340)	(3,524)

Net cash provided by (used in) financing activities	2,085	(37,101)

Decrease in cash and cash equivalents	(855)	(911)
Cash and cash equivalents, beginning of period	4,590	9,185

Cash and cash equivalents, end of period	$3,735	$8,274

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$27,204	$31,575
Cash (received) paid during the period for income taxes	$(17,368)	$795

Supplemental disclosure of non-cash transactions:
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase Trails	$1,637	—
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share data)
For the six months ended June 30, 2010 and 2009

	Series D		Additional			Limited Partners’	Series B		Accumulated Other	Total	Redeemable
	Preferred	Common	Paid-In	Cumulative	Cumulative	Noncontrolling	Preferred	Treasury	Comprehensive	Shareholders’	Common
	Shares	Shares	Capital	Earnings	Distributions	Interest	Units	Shares	Loss	Equity	Units
Balance December 31, 2008	$4	$542	$1,619,897	$1,281,330	$(1,700,739)	$1,943	$100,000	$(150,163)	$(5,205)	$1,147,609	$124,848

Net income				19,715		557				20,272	$2,191
Adjustment for amounts included in net income									1,344	1,344
Distributions on common shares ($0.25 per share)					(19,474)					(19,474)	(3,524)
Distributions on preferred shares					(4,109)					(4,109)
Distributions on preferred units of CRLP					(3,625)					(3,625)
Issuance of Restricted Common Shares of Beneficial Interest			(315)							(315)
Amortization of stock based compensation			1,227							1,227
Cancellation of vested restricted shares to pay taxes			(150)							(150)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		7	4,847							4,854
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		2	658							660	(660)
Change in interest of limited partners						(1,059)				(1,059)
Change in redemption value of common units			4,297							4,297	(4,297)

Balance June 30, 2009	$4	$551	$1,630,461	$1,301,045	$(1,727,947)	$1,441	$100,000	$(150,163)	$(3,861)	$1,151,531	$118,558

Balance December 31, 2009	$4	$720	$1,760,362	$1,296,188	$(1,753,015)	$985	$100,000	$(150,163)	$(2,957)	$1,252,124	$133,537

Net income (loss)				(16,476)		(106)				(16,582)	$(2,795)
Adjustment for amounts included in net income (loss)									504	504
Distributions on common shares ($0.15 per share)					(20,529)					(20,529)	(2,340)
Distributions on preferred shares					(4,067)					(4,067)
Distributions on preferred units of CRLP					(3,625)					(3,625)
Issuance of Restricted Common Shares of Beneficial Interest		4	107							111
Amortization of stock based compensation			2,155							2,155
Cancellation of vested restricted shares to pay taxes			(202)							(202)
Issuance of Common Shares from Options Exercised			35							35
Issuance of Common Shares of Beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan			878							878
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		8	12,646							12,654	(12,654)
Equity Offering Programs, net of cost		37	48,785							48,822
Change in interest of limited partners						(72)				(72)
Change in redemption value of common units			(17,651)							(17,651)	17,651

Balance June 30, 2010	$4	$769	$1,807,115	$1,279,712	$(1,781,236)	$807	$100,000	$(150,163)	$(2,453)	$1,254,555	$133,399

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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
The Company’s activities include full or partial ownership and operation of a portfolio of 155 properties as of June 30, 2010, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia.  As of June 30, 2010, including properties in lease-up, the Company owns interests in 110 multifamily apartment communities (including 106 consolidated properties, of which 105 are wholly-owned and one is partially-owned, and four properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including five wholly-owned consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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

The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes.  CPSI uses the liability method of accounting for income taxes.  Deferred income tax assets and liabilities result from temporary differences.  Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods.  CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to the Company and engages in for-sale development and condominium conversion activity.  The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company.  All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements.  CPSI has an income tax receivable of $0.5 million and $17.8 million as of June 30, 2010 and December 31, 2009, respectively, which is included in “Accounts receivable, net” on the Company’s Consolidated Condensed Balance Sheet. CPSI’s consolidated provision for income taxes and effective income tax rate were zero for each of the three and six months ended June 30, 2010 and 2009, due to the continued assessment that CPSI’s deferred tax assets are not likely to be recoverable and, as such, are fully reserved.
Tax years 2003 through 2009 are subject to examination by the federal taxing authorities.  Generally, tax years 2006 through 2008 are subject to examination by state taxing authorities.  There is one state tax examination and one city tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expands the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years.  As a result of the new legislation, CPSI is able to carryback tax losses that occurred in the year ended December 31, 2009 against income that was recognized in 2005 and 2006.  During the fourth quarter 2009, CPSI recorded an income tax benefit as a result of the new NOL carryback rules.  During the three months ended June 30, 2010, the Company received $17.2 million of tax refunds.  The Company anticipates receiving the remaining refund amounts once all tax returns have been finalized and filed.
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
As of June 30, 2010, the Company had notes receivable of $46.2 million consisting primarily of:
•
$27.1 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. The note has an interest rate of one-month LIBOR plus 1.20% (see Note 12 – “Unconsolidated Joint Venture Financing Activity”).

•	$16.5 million outstanding on a seller-financing note with a five year term at an interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.

In November 2009, the Company disposed of a tract of land for $7.3 million, which included a $5.0 million seller-financing note for a term of six months at an interest rate of 7.5%. The balance on this note was paid in full in March 2010.
The Company had accrued interest related to its outstanding notes receivable of $0.3 million and $0.1 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, the Company had recorded a reserve of $2.0 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at June 30, 2010 and December 31, 2009 was approximately 5.2% and 6.0%, respectively. Interest income is recognized on an accrual basis.
Fair Value Measures
The Company applies ASC 820-10 “Fair Value Measurements and Disclosures”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4) and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 12) and notes receivable (see above). The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at June 30, 2010. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
The following table presents the Company’s real estate assets reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures:
(in thousands)

	Fair value measurements as of June 30, 2010
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets held for sale, net	$30,825	$—	$—	$30,825
Real estate assets, including land held for sale, were valued using sales activity for similar assets, current contracts and other inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, unit sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity.  The valuation technique and related inputs vary with the specific facts and circumstances of each project.
At June 30, 2010, the estimated fair value of fixed rate debt was approximately $1.39 billion (carrying value of $1.39 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $316.3 million.
The estimated fair value of the Company’s notes receivable at June 30, 2010 and December 31, 2009 was approximately $44.5 million and $22.2 million, respectively, based on market rates and similar financing arrangements.
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

In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures. ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including, details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated condensed financial statements.
Note 3 — Restructuring Charges
The Company did not incur restructuring charges during the three or six months ended June 30, 2010.
As a result of the Company’s 2009 initiative to improve efficiencies with respect to management of its existing properties and operation of the Company’s portfolio, including reducing overhead and postponing or phasing future development activities, during the first quarter of 2009, the Company reduced its workforce by eliminating certain positions resulting in the incurrence of an aggregate of $0.8 million in termination benefits and severance related charges. Of the $0.8 million in restructuring charges, approximately $0.4 million was associated with the Company’s multifamily segment, including $0.2 million associated with development personnel, $0.3 million was associated with the Company’s commercial segment, including $0.2 million associated with development personnel, and $0.1 million were non-divisional charges. The Company did not incur restructuring charges during the three months ended June 30, 2009.
The expenses of the Company’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Condensed Statements of Operations for the six months ended June 30, 2009.
Note 4 — Impairment and other losses
The Company did not incur impairment charges during the three months ended June 30, 2010.
During the six months ended June 30, 2010, the Company recorded $0.8 million as a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather. These charges are included in “Impairment and other losses” in the Consolidated Condensed Statements of Operations for the six months ended June 30, 2010.
During the three months ended June 30, 2009, the Company recorded an aggregate of $2.4 million in non-cash impairment charges. Of the charges reflected in “Impairment and other losses” in the Consolidated Condensed Statements of Operations, $0.5 million was recorded as a result of the sale of the remaining 14 units at Grander and $0.1 million was attributable to the sale of three outparcels at Colonial Promenade at Tannehill. Of the $1.8 million included in “(Loss) Income from discontinued operations” in the Consolidated Condensed Statements of Operations, $1.2 million was recorded as a result of the sale of the remaining 93 units at Murano at Delray Beach and $0.6 million was recorded as a result of the sale of the remaining 118 units at Portofino at Jensen Beach.
In addition to the 2009 charges described above, the $3.4 million of non-cash impairment charges ($1.6 million reflected in “Impairment and other losses” and $1.8 million reflected in “(Loss) Income from discontinued operations”) recorded during the six months ended June 30, 2009, included $0.7 million , which represented the Company’s remaining equity interest in the Colonial Pinnacle Craft Farms joint venture, and $0.3 million as a result of the sale of the remaining 17 units at Regents Park.

The Company’s determination of fair value is based on inputs management believes are consistent with those that market participants would use. The Company estimates the fair value of each property and development project evaluated for impairment based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve.  The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, unit sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity.   The Company will continue to monitor the specific facts and circumstances at the Company’s for-sale properties and development projects. Existing economic and market uncertainties may impact the number of projects the Company can sell, the timing of the sales and/or the prices at which the Company can sell them in future periods, and may result in additional impairment charges in connection with sales. If the Company is unable to sell projects, the Company may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of the Company’s assets as reflected on the balance sheet and adversely affect net income and equity.  There can be no assurances of the amount or pace of future property sales and closings, particularly given current economic and market conditions. In particular, the recent BP oil spill in the Gulf of Mexico has negatively impacted the current economic conditions in Gulf Shores, Alabama, where the Company owns several assets.  If economic conditions in the Gulf Shores area do not improve, the Company’s current basis in such assets could become impaired.
Note 5 — Acquisition and Disposition Activity
On June 30, 2010, the Company exited two single-asset multifamily joint ventures with DRA Advisors LLC, transferring its 20% ownership interest in Colonial Village at Cary, located in Raleigh, North Carolina, and making a net cash payment of $2.7 million in exchange for the remaining 80% ownership interest in Colonial Grand at Riverchase Trails, located in Birmingham, Alabama (see Note 11).
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

			Units/Square
Property	Location	Date Sold	Feet

Multifamily
Portofino at Jensen Beach	Port St. Lucie, FL	September 2009	118
Murano at Delray Beach	West Palm Beach, FL	September 2009	93

Commercial
Colonial Promenade Winter Haven	Orlando, FL	December 2009	286,297
Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, the Company does not intend to retain a continuing interest in the property, and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of June 30, 2010, the Company had classified four for-sale developments as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $33.3 million as of June 30, 2010, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of June 30, 2010.
During the three months ended March 31, 2010, the Company transferred one commercial development and two for-sale developments from assets “held for sale” to “assets held for investment” as the Company decided it will hold this land for a longer term. In addition, the Company reallocated the commercial portion of two mixed-use development sites from assets “held for sale” to “assets held for investment”.
As of June 30, 2010, there were no operating properties classified as held for sale. The operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale or sold, are included in discontinued operations in the Consolidated Condensed Statements of Operations for all periods presented. The reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, any impairment losses on assets held for continuing use are included in continuing operations.

Below is a summary of the operations of the properties classified as discontinued operations during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2010	2009	2010	2009
Property revenues:
Minimum rent	$7	$1,073	$—	$2,230
Tenant recoveries	—	52	—	117
Other revenue	—	119	—	224

Total revenues	7	1,244	—	2,571

Property operating and administrative expenses	22	741	46	1,385
Impairment	—	1,800	—	1,800
Depreciation and amortization	—	(9)	—	131

Total expenses	22	2,532	46	3,316

Loss from discontinued operations before net gain on disposition of discontinued operations	(15)	(1,288)	(46)	(745)
Net (loss) gain on disposition of discontinued operations, net of income taxes	(13)	(32)	(48)	12
Noncontrolling interest in CRLP from discontinued operations	2	204	11	44
Noncontrolling interest to limited partners	—	(26)	(5)	442

Loss from discontinued operations attributable to parent company	$(26)	$(1,142)	$(88)	$(247)

Note 6 — For-Sale Activities
The total number of units sold for condominium conversion properties, for-sale residential properties and lots for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months ended		Six Months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

For-Sale Residential	5	11	9	32
Condominium Conversion	—	21	—	21

	5	32	9	53

The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2010	2009	2010	2009

Condominium revenues, net	$—	$794	$—	$1,121
Condominium costs	—	(620)	—	(879)

Gains on condominium sales, before income taxes	—	174	—	242

For-sale residential revenues, net	1,126	5,464	2,634	24,698
For-sale residential costs	(1,157)	(5,568)	(2,688)	(24,823)

Losses on for-sale residential sales, before income taxes	(31)	(104)	(54)	(125)

Provision for income taxes	—	(44)	—	(70)

(Losses) gains on condominium conversions and for-sale residential sales, net of income taxes	$(31)	$26	$(54)	$47

The net gains on condominium conversion sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For the three and six months ended June 30, 2009, net gains on condominium conversion sales, net of income taxes, of approximately $131,000 and $172,000 are included in discontinued operations, respectively. As of December 31, 2009, the Company had sold all remaining condominium conversion properties.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 7 — Undeveloped Land and Construction in Progress
During the three months ended June 30, 2010, the Company placed into service Colonial Promenade Craft Farms, located in Gulf Shores, Alabama, adding 68,000 square feet to the Company’s commercial portfolio.
The Company currently has one active development project, as outlined in the table below. In 2009, the Company decided to postpone development activities associated with the projects listed under “Future Developments” in the table below until it determines that the current economic environment has sufficiently improved.

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)
Active Developments:
Commercial Projects:
Colonial Promenade Nord du Lac (Phase I) (2)	Covington, LA	174	$17,004

		174	$17,004

Future Developments:
Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,280
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Randal Park (3)	Orlando, FL	750	19,171
Colonial Grand at Hampton Preserve	Tampa, FL	486	15,028
Colonial Grand at South End	Charlotte, NC	353	12,787
Colonial Grand at Azure	Las Vegas, NV	188	7,804
Colonial Grand at Cityway	Austin, TX	320	5,004

		2,536	$75,453

Commercial Projects:
Colonial Promenade Huntsville	Huntsville, AL	111	9,720
Colonial Promenade Nord du Lac (2)	Covington, LA	—	30,508

		111	$40,228

Other Projects and Undeveloped Land
Multifamily			3,292
Commercial			54,930
Commercial Outparcels / Pads			15,429
For-Sale Residential Land (4)			70,432

			$144,083

Consolidated Construction in Progress			$276,768

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square footage.

(2)	Costs capitalized to date for this development, including costs for Phase I, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	This project is part of a mixed-use development. The Company is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of development are subject to change.

(4)	These costs are presented net of a $24.6 million non-cash impairment charge recorded on two of the projects in 2009, 2008 and 2007.

Interest capitalized on construction in progress during the three months ended June 30, 2010 and 2009 was $0.3 million and $0.8 million, respectively. Interest capitalized on construction in progress during the six months ended June 30, 2010 and 2009 was $0.7 million and $3.1 million, respectively.
Note 8 — Net (Loss) Income Per Share
For the three and six months ended June 30, 2010 and 2009, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(amounts in thousands)	2010	2009	2010	2009

Numerator:
Net (loss) income attributable to parent company	$(9,815)	$134	$(20,111)	$16,115
Less:
Preferred stock dividends	(2,034)	(2,037)	(4,067)	(4,109)
Income from discontinued operations	26	1,142	88	247
Income allocated to participating securities	(94)	(42)	(188)	(112)
Preferred share issuance costs write-off, net of discount	—	—	—	(5)

(Loss) income from continuing operations available to common shareholders	$(11,917)	$(803)	$(24,278)	$12,136

Denominator:
Denominator for basic net income per share — weighted average common shares	69,553	48,649	67,998	48,427
Effect of dilutive securities	—	—	—	—

Denominator for diluted net income per share — adjusted weighted average common shares	69,553	48,649	67,998	48,427

For the three and six months ended June 30, 2010, the Company reported a net loss from continuing operations, and as such, 38,804 and 19,559 dilutive share equivalents, respectively, have been excluded from the computation of diluted net income per share because including such shares would be anti-dilutive. For the three and six months ended June 30, 2010, 1,212,537 and 1,257,537 outstanding share options, respectively, were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the three and six months ended June 30, 2009, 1,404,809 outstanding share options were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 9 — Equity
The following table presents the changes in the issued common shares of beneficial interest since December 31, 2009 (but excluding 7,386,202 and 8,162,845 units of CRLP at June 30, 2010 and December 31, 2009, respectively, which are redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share):

Issued at December 31, 2009 (1)	71,989,227

Common shares issued through dividend reinvestments	39,716
Restricted shares issued (cancelled), net	388,322
Shares offered under “at-the-market” equity offering program	3,602,348
Redemption of CRLP units for common shares	776,643
Issuances under other employee and nonemployee share plans	58,326

Issued at June 30, 2010 (1)	76,854,582

(1)	Includes 5,623,150 treasury shares.
At-the-Market Equity Offering Program
On February 22, 2010, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of the Company’s common shares under an “at-the-market” equity offering program. On March 4, 2010, the Company and CRLP entered into separate Equity Distribution Agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (each an “Agent,” and together the “Agents”), respectively, pursuant to which the Company was permitted to sell from time to time, in an “at-the-market” equity offering program under its Registration Statement on Form S-3 (File No. 333-158081), up to $50.0 million in aggregate offering price of its common shares.
During the three months ended June 30, 2010, the Company issued 1,102,830 common shares at a weighted average issue price of $15.31 per share generating net proceeds of approximately $16.6 million. During the six months ended June 30, 2010, the Company issued 3,602,348 common shares at a weighted average issue price of $13.88 per share generating net proceeds of approximately $48.8 million. The Company used these proceeds to repay a portion of the outstanding balance under its unsecured credit facility and for general corporate purposes. The Company has exhausted its full $50.0 million authorization under this “at-the-market” equity offering program.
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
In January 2010, the Trust’s Board of Trustees authorized a new preferred securities repurchase program which allows the Trust to repurchase up to $25 million of its outstanding 8 1/8% Series D preferred depositary shares. The preferred shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. This repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Trust will continue to monitor the equity markets and repurchase certain preferred shares that meet the Trust’s required criteria, as funds are available. The Trust did not repurchase any 8 1/8% Series D preferred depositary shares during the six months ended June 30, 2010.

Note 10 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.
Multifamily management is responsible for all aspects of the Company’s multifamily property operations, including the management and leasing services for 110 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which the Company does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company’s commercial property operations, including the management and leasing services for 45 commercial properties, as well as third-party management services for commercial properties in which the Company does not have an ownership interest and for brokerage services in other commercial property transactions.
The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the three and six months ended June 30, 2010 and 2009, and total segment assets to total assets as of June 30, 2010 and December 31, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Revenues:
Segment Revenues:
Multifamily	$77,033	$77,623	$152,911	$154,765
Commercial	20,322	23,036	41,312	46,511

Total Segment Revenues	97,355	100,659	194,223	201,276

Partially-owned unconsolidated entities — Multifamily	(968)	(2,040)	(1,911)	(4,041)
Partially-owned unconsolidated entities — Commercial	(8,044)	(16,120)	(16,183)	(32,606)
Construction revenues	—	315	—	350
Other non-property related revenue	3,400	3,924	6,298	7,379
Discontinued operations property revenues	(4)	(1,244)	24	(2,571)

Total Consolidated Revenues	91,739	85,494	182,451	169,787

NOI:
Segment NOI:
Multifamily	43,476	44,952	86,173	89,537
Commercial	13,693	14,756	28,323	29,816

Total Segment NOI	57,169	59,708	114,496	119,353

Partially-owned unconsolidated entities — Multifamily	(418)	(1,038)	(877)	(2,071)
Partially-owned unconsolidated entities — Commercial	(5,387)	(10,116)	(10,952)	(20,687)
Unallocated corporate revenues	3,400	3,924	6,298	7,379
Discontinued operations property NOI	14	1,297	46	614
Impairment charge — discontinued operations (1)	—	(1,800)	—	(1,800)
Construction NOI	—	—	—	1
Property management expenses	(1,878)	(1,683)	(3,685)	(3,602)
General and administrative expenses	(5,458)	(4,525)	(10,264)	(8,908)
Management fee and other expenses	(2,585)	(3,540)	(5,258)	(7,756)
Restructuring charges	—	—	—	(812)
Investment and development (2)	(31)	(1,319)	(34)	(1,484)
Depreciation	(30,243)	(28,276)	(60,521)	(56,061)
Amortization	(2,170)	(1,199)	(4,394)	(2,071)
Impairment and other losses (1)	—	(564)	(783)	(1,617)

Income from operations	12,413	10,869	24,072	20,478

Total other income (expense), net (3)	(21,705)	(7,924)	(43,355)	2,718

(Loss) income from continuing operations	$(9,292)	$2,945	$(19,283)	$23,196

	June 30,	December 31,
(in thousands)	2010	2009
Assets
Segment Assets
Multifamily	$2,484,530	$2,502,772
Commercial	549,599	538,046

Total Segment Assets	3,034,129	3,040,818

Unallocated corporate assets (4)	161,757	131,814

	$3,195,886	$3,172,632

(1)	See Note 4 — “Impairment and other losses” for description of charges.

(2)	Reflects costs incurred related to potential mergers, acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(3)	For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)” (see Note 6 related to for-sale activities).

(4)	Includes the Company’s investment in partially-owned entities of $39,077 as of June 30, 2010 and net investment of $17,422 as of December 31, 2009. As of June 30, 2010, investments in partially-owned entities for which the Company’s basis is a credit balance have been classified as a liability.

Note 11 — Investment in Partially-Owned Entities
On June 30, 2010, the Company exited two single-asset multifamily joint ventures with DRA Advisors LLC (“DRA”) totaling 664 units, in each of which the Company had a 20% ownership interest. Pursuant to the transaction, the Company transferred its 20% ownership interest in Colonial Village at Cary to DRA and made a net cash payment of $2.7 million in exchange for DRA’s 80% ownership in the 345-unit Colonial Grand at Riverchase Trails located in Birmingham, Alabama. Additionally, the Company paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, which was set to mature in October 2010. The Company now owns 100% of Colonial Grand at Riverchase Trails and DRA now owns 100% of Colonial Village at Cary, with respect to which DRA assumed the existing secured mortgage. The Company will continue to manage Colonial Village at Cary pursuant to an existing management agreement. The transaction was funded by borrowings from the Company’s unsecured credit facility and proceeds from issuances of common shares through the Company’s “at-the-market” equity program.
Investments in Consolidated Partially-Owned Entities
The Company has one partially-owned investment, the CMS/Colonial Canyon Creek joint venture, which is consolidated in its financial statements. As a result of a preferred equity contribution of $11.5 million made by the Company to the joint venture in September 2009 in connection with a construction loan refinancing, the Company began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the third quarter of 2009. This joint venture is a variable interest entity and the Company’s $11.5 million preferred equity contribution constituted a reconsideration event. With the preferred equity contribution, the Company became the primary beneficiary, as it will absorb the majority of the variability in the joint venture’s operating results.

Investments in Unconsolidated Partially-Owned Entities
The Company accounts for the following investments in unconsolidated partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of June 30, 2010 and December 31, 2009:

			(in thousands)
	Percent		June 30,	December 31,
	Owned		2010	2009

Multifamily:
Belterra, Ft. Worth, TX	10.00%		$478	$525
Regents Park (Phase II), Atlanta, GA	40.00	%(1)	3,375	3,387
CG at Huntcliff, Atlanta, GA	20.00%		1,560	1,646
CG at McKinney, Dallas, TX	25.00	%(1)	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%		858	914
DRA CV at Cary, Raleigh, NC	20.00%		—	1,440
DRA The Grove at Riverchase, Birmingham, AL	20.00%		—	1,133

Total Multifamily			$7,992	$10,766

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		180	154
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		52	(190)
Colonial Promenade Madison, Huntsville, AL	25.00%		2,117	2,119
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,477	2,174
DRA / CLP JV	15.00	%(2)	(17,086)	(15,321)
Highway 150, LLC, Birmingham, AL	10.00%		56	59
Bluerock, Huntsville , AL	10.00	%(3)	(5,024)	(4,617)
Parkside Drive LLC I, Knoxville, TN	50.00%		2,290	3,073
Parkside Drive LLC II, Knoxville, TN	50.00%		7,132	7,210
Parkway Place Limited Partnership, Huntsville, AL	50.00%		14,919	10,168

Total Commercial			$7,113	$4,829

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		35	35
Heathrow, Orlando, FL	50.00	%(1)	1,757	1,792

			$1,792	$1,827

			$16,897	$17,422

(1)	These joint ventures consist of undeveloped land.

(2)	As of June 30, 2010, this joint venture included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $14.9 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $32.0 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of June 30, 2010.

(3)	Equity investment includes the Company’s investment of approximately $2.2 million, offset by the excess basis difference on the transaction of approximately $7.2 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of June 30, 2010.

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the date of the Company’s acquisitions is as follows:

	As of	As of
	June 30,	December 31,
(in thousands)	2010	2009
Balance Sheet
Assets
Land, building, & equipment, net	$1,340,638	$1,416,526
Construction in progress	19,621	19,695
Other assets	112,329	118,095

Total assets	$1,472,588	$1,554,316

Liabilities and Partners’ Equity
Notes payable (1)	$1,159,667	$1,211,927
Other liabilities	107,993	108,277
Partners’ Equity	204,927	234,112

Total liabilities and partners’ capital	$1,472,587	$1,554,316

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Statement of Operations

Revenues	$46,217	$104,800	$92,523	$211,995
Operating expenses	(16,977)	(41,274)	(33,240)	(81,953)
Interest expense	(18,499)	(37,534)	(36,330)	(77,017)
Depreciation, amortization and other	(18,361)	(40,794)	(37,848)	(80,196)

Net loss (2)	$(7,620)	$(14,802)	$(14,895)	$(27,171)

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at June 30, 2010 and December 31, 2009 was $225.4 million and $239.1 million, respectively.

(2)	In addition to the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income (loss) from partially-owned investments” of $0.4 million and ($0.6) million for the three months ended June 30, 2010 and 2009, respectively, and $0.7 million and ($1.3) million for the six months ended June 30, 2010 and 2009, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.
Investments in Variable Interest Entities
The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary.
Based on the Company’s evaluation, as of June 30, 2010, the Company does not have a controlling interest in, nor is the Company the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above “Investments in Consolidated Partially-Owned Entities”, CMS/Colonial Canyon Creek, which the Company began consolidating in September 2009, as discussed above in “—Investments in Consolidated Partially-Owned Entities”.
Unconsolidated Variable Interest Entities
As of June 30, 2010, the Company has an interest in one VIE with significant variable interests for which the Company is not the primary beneficiary.
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

Note 12 — Financing Activities
On June 29, 2010, the Company closed on $73.2 million of secured financing originated by Berkadia Commerical Mortgage LLC for repurchase by Fannie Mae. The financing has a 10-year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of outstanding balance on the Company’s unsecured credit facility.
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
As of June 30, 2010, CRLP, with the Company as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $8.1 million as of June 30, 2010.
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
The Credit Facility and the cash management line, which are primarily used by the Company to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an outstanding balance at June 30, 2010 of $303.1 million. The interest rate of the Credit Facility (including the cash management line) was 1.40% at June 30, 2010 and 2009.
The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as they become due. At June 30, 2010, the Company was in compliance with these covenants. However, given the recent downturn in the economy and continued uncertainty in the stock and credit markets, there can be no assurance that the Company will be able to maintain compliance with these ratios and other debt covenants in the future.

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
Unsecured Senior Notes Repurchases
In January 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows the Company to repurchase up to $100 million of outstanding unsecured senior notes of CRLP. This new repurchase program runs through December 31, 2010. Under this program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Company will continue to monitor the debt markets and repurchase certain senior notes that meet the Company’s required criteria, as funds are available. The Company anticipates funding potential repurchases from borrowings under its existing credit facility, proceeds from property sales and/or other available funds.
Repurchases of the outstanding unsecured senior notes of CRLP during 2010 are as follows:

			Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain (1)

1st Quarter	$8.7	1.00%	6.51%	$—
2nd Quarter	29.0	4.26%	6.76%	0.8

YTD’ 10	$37.7	3.53%	6.70%	$0.8

(1)	Gains are presented net of the loss on hedging activities of $0.3 million recorded during the three months ended June 30, 2010 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.
During 2009, under the Company’s prior senior note repurchase program, the Company repurchased an aggregate of $181.0 million of outstanding unsecured senior notes of CRLP in separate transactions. In addition to the shares repurchased pursuant to the senior note repurchase program, during 2009, the Company completed two separate cash tender offers for outstanding unsecured senior notes of CRLP. In April 2009, the Company completed a cash tender offer for $250 million in aggregate principal amount of outstanding notes maturing in 2010 and 2011, and in September 2009, the Company completed an additional cash tender offer for $148.2 million in aggregate principal amount of outstanding notes maturing in 2014, 2015 and 2016. The prior senior note repurchase program and both tender offers were approved by the Company’s Board of Trustees before they were commenced. As a result, during 2009, the Company repurchased an aggregate of $579.2 million of its outstanding unsecured senior notes at an aggregate average of 10.6% discount to par value, which represents an 8.1% yield to maturity. As a result of the repurchases, during 2009, the Company recognized net gains of approximately $54.7 million, which is included in “Gains on retirement of debt” on the Company’s Consolidated Statements of Operations.
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
In November 2006, the Company and its joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. On May 3, 2010, the Company acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture construction note. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of purchase. The note has an interest rate of one-month LIBOR plus 1.20%. The Company has agreed with its joint venture partner to extend the maturity date of the note consistent with the original extension terms of the note, which provided for an option to extend maturity for two additional consecutive one year periods. Accordingly, the maturity date of the note has been extended to December 2010 with an option to extend for one additional year.
On June 7, 2010, one of the Company’s joint ventures, Parkway Place Limited Partnership, completed the refinancing of a $51.0 million outstanding mortgage loan associated with the joint venture’s Parkway Place retail shopping center, located in Huntsville, Alabama, which was set to mature in June 2010. The joint venture, of which the Company has a 50% ownership interest, obtained a new ten-year $42.0 million mortgage loan that bears interest at a fixed rate of 6.5% per annum. Each of the Company and its joint venture partner contributed its pro-rata portion of the existing mortgage debt shortfall in cash to the joint venture, which was used to pay off the balance on the existing mortgage debt. The Company’s pro-rata portion of the cash payment, $5.4 million, was funded from the Company’s unsecured line of credit.
On June 30, 2010, upon completing its exit from two single-asset multifamily joint ventures (discussed above in Note 11), the Company paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, in which the Company now has a 100% ownership interest. The loan was originally set to mature in October 2010.
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
At June 30, 2010, the Company had $2.5 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt or to “(Loss) gain on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of the Company’s senior note repurchase programs. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were immaterial for all periods presented. The changes in “Accumulated other comprehensive loss” for reclassification to “(Loss) gain on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of the Company’s senior note repurchase program was $0.3 million for the three months ended June 30, 2010, and $0.3 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively. The Company did not reclassify amounts to “(Loss) gain on hedging activities” for the three months ended June 30, 2009.
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
Approximately 60 purchasers of condominium units at the Company’s Mira Vista at James Island property in Charleston, South Carolina, which is one of the Company’s condominium conversion properties that was completed in 2002, have filed a lawsuit against the Company seeking damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The Company is currently investigating the matter and evaluating its options, and the Company intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time. Further, no assurance can be given that the matter will be resolved favorably to the Company.
During the three months ended June 30, 2010, the Company accrued $0.8 million for certain contingent liabilities related to mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of these properties were sold by CPSI in previous years, and therefore are expensed as additional development costs in “(Loss) Gain on Sale of Property” in the Company’s Consolidated Condensed Statements of Operations.
As a result of transactions executed in 2007, the Company implemented its strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company’s wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, the Company disposed of its interest in one of these joint ventures but continues to retain its interest in the other joint venture. In connection with the 2007 joint venture transactions, the Company assumed certain contingent obligations for a total of $15.7 million, of which $6.0 million remains outstanding as of June 30, 2010.
As of June 30, 2010, the Company is self insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
The Company is a party to various other legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of the Company.
Guarantees and Other Arrangements
With respect to the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. As of June 30, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010 (see Note 12).
With respect to the Colonial Promenade Smyrna joint venture, the Company and its joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. On May 3, 2010, the Company acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see Note 12). As a result of this transaction, the Company’s guarantee on this note was terminated, but the joint venture partner’s guarantee remains in place.
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At June 30, 2010, the total amount of debt of the joint venture was approximately $15.9 million and the debt matures in December 2012. At June 30, 2010, no liability was recorded for the guarantee.

In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, no liability was recorded for these guarantees.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $21.2 million at June 30, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Note 15 — Subsequent Events
At-the-Market-Equity Offering Program
On July 21, 2010, the Trust’s Board of Trustees approved the issuance of up to $100.0 million of the Trust’s common shares under an “at-the-market” equity offering program.
On July 30, 2010, the Trust filed a prospectus supplement under which it may from time to time sell up to $100 million aggregate offering price of its common shares through a new “at-the-market” equity offering program. On August 2, 2010, the Trust completed the new “at-the-market” equity offering program, which resulted in the sale of 6,329,026 common shares of the Trust generating net proceeds of approximately $99.0 million, at an average price of $15.80 per share.
Distribution
On July 21, 2010, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $11.8 million. The distribution was declared to shareholders and partners of record as of August 2, 2010 and will be paid on August 9, 2010.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

		(audited)
	June 30, 2010	December 31, 2009
ASSETS
Land, buildings, & equipment	$3,250,336	$3,210,336
Undeveloped land and construction in progress	276,768	237,101
Less: Accumulated depreciation	(579,504)	(519,715)
Real estate assets held for sale, net	33,323	65,022

Net real estate assets	2,980,923	2,992,744

Cash and cash equivalents	3,735	4,590
Restricted cash	8,169	7,952
Accounts receivable, net	17,713	33,915
Notes receivable	44,480	22,208
Prepaid expenses	24,833	16,503
Deferred debt and lease costs	22,209	22,560
Investment in partially-owned entities	39,007	17,422
Other assets	54,135	54,066

Total assets	$3,195,204	$3,171,960

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,404,716	$1,393,797
Unsecured credit facility	303,115	310,546

Total debt	1,707,831	1,704,343

Accounts payable	27,295	27,626
Accrued interest	11,834	13,133
Accrued expenses	25,302	26,142
Investment in partially-owned entities	22,110	—
Other liabilities	6,886	8,805

Total liabilities	1,801,258	1,780,049

Redeemable units, at redemption value - 7,386,202 and 8,162,845 units outstanding at June 30, 2010 and December 31, 2009, respectively	133,399	133,537

General partner -
Common equity - 71,231,432 and 66,366,077 units outstanding at June 30, 2010 and December 31, 2009, respectively	1,068,237	1,066,390
Preferred equity ($125,000 liquidation preference)	96,550	96,550
Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Limited partners’ nonconrolling interest in consolidated partnership	807	985
Accumulated other comprehensive loss	(2,453)	(2,957)

Total equity	1,260,547	1,258,374

Total liabilities and equity	$3,195,204	$3,171,960

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Minimum rent	$73,613	$70,210	$147,094	$140,448
Tenant recoveries	2,608	909	5,397	1,975
Other property related revenue	12,118	10,136	23,662	19,635
Construction revenues	—	315	—	350
Other non-property related revenue	3,400	3,924	6,298	7,379

Total revenue	91,739	85,494	182,451	169,787

Expenses:
Property operating expenses	25,979	22,893	51,399	45,361
Taxes, licenses, and insurance	10,982	10,311	22,041	21,288
Construction expenses	—	315	—	349
Property management expenses	1,878	1,683	3,685	3,602
General and administrative expenses	5,458	4,525	10,264	8,908
Management fee and other expense	2,585	3,540	5,258	7,756
Restructuring charges	—	—	—	812
Investment and development	31	1,319	34	1,484
Depreciation	30,243	28,276	60,521	56,061
Amortization	2,170	1,199	4,394	2,071
Impairment and other losses	—	564	783	1,617

Total operating expenses	79,326	74,625	158,379	149,309

Income from operations	12,413	10,869	24,072	20,478

Other income (expense):
Interest expense	(20,927)	(22,810)	(41,828)	(43,242)
Debt cost amortization	(1,131)	(807)	(2,316)	(2,110)
Gains on retirement of debt	1,015	16,232	1,044	41,551
Interest income	325	449	718	750
Income (loss) from partially-owned unconsolidated entities	395	(628)	665	(1,278)
(Loss) gain on hedging activities	(289)	4	(289)	(1,060)
(Loss) gain from sales of property, net of income taxes/(benefit) of $93 (Q2) and $93 (YTD) in 2010 and ($21) (Q2) and $3,156 (YTD) in 2009	(654)	(143)	(661)	5,238
Income taxes and other	(439)	(221)	(688)	2,869

Total other income (expense)	(21,705)	(7,924)	(43,355)	2,718

(Loss) income from continuing operations	(9,292)	2,945	(19,283)	23,196

(Loss) income from discontinued operations	(15)	(1,288)	(46)	(745)
(Loss) gain on disposal of discontinued operations, net of income taxes (benefit) of $- (Q2) and $- (YTD) in 2010 and $44 (Q2) and $70 (YTD) in 2009	(13)	(32)	(48)	12

Loss from discontinued operations	(28)	(1,320)	(94)	(733)

Net (loss) income	(9,320)	1,625	(19,377)	22,463

Noncontrolling interest of limited partners — continuing operations	28	9	111	(999)
Noncontrolling interest of limited partners — discontinued operations	—	(26)	(5)	442

(Income) loss attributable to noncontrolling interest	28	(17)	106	(557)

Net (loss) income attributable to CRLP	(9,292)	1,608	(19,271)	21,906

Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(3,625)	(3,625)
Distributions to general partner preferred unitholders	(2,034)	(2,037)	(4,067)	(4,109)
Preferred unit issuance costs write-off, net of discount	—	—	—	(5)

Net (loss) income available to common unitholders	$(13,139)	$(2,242)	$(26,963)	$14,167

Net (income) loss available to common unitholders allocated to limited partners-continuing operations	1,288	135	2,774	(2,210)
Net (income) loss available to common unitholders allocated to limited partners -discontinued operations	2	204	11	44

Net (loss) income available to common unitholders allocated to general partner	$(11,849)	$(1,903)	$(24,178)	$12,001

Net (loss) income per common unit — Basic:
(Loss) income from continuing operations	(0.17)	$(0.02)	(0.36)	$0.25
Loss from discontinued operations	—	(0.02)	—	—

Net (loss) income per common unit — Basic	$(0.17)	$(0.04)	$(0.36)	$0.25

Net (loss) income per common unit — Diluted:
(Loss) income from continuing operations	$(0.17)	$(0.02)	$(0.36)	$0.25
Loss from discontinued operations	—	(0.02)	—	—

Net (loss) income per common unit — Diluted	$(0.17)	$(0.04)	$(0.36)	$0.25

Average units outstanding:
Basic	77,209	57,378	75,903	57,221
Diluted	77,209	57,378	75,903	57,221
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(19,377)	$22,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,218	59,184
(Income) loss from partially-owned entities	(665)	1,278
(Losses) gains from sales of property	616	(8,385)
Impairment and other losses	783	3,418
Gain on retirement of debt	(1,044)	(41,551)
Distributions of income from partially-owned entities	3,789	7,113
Other, net	3,100	1,683
Decrease (increase) in:
Restricted cash	(217)	(1,236)
Accounts receivable	17,529	(146)
Prepaid expenses	(2,103)	(10,174)
Other assets	(756)	7,342
Increase (decrease) in:
Accounts payable	(1,165)	(16,006)
Accrued interest	(1,299)	(5,108)
Accrued expenses and other	(3,017)	14,682

Net cash provided by operating activities	61,392	34,557

Cash flows from investing activities:
Acquisition of properties	(3,866)	—
Development expenditures	(15,060)	(31,189)
Tenant improvements and leasing commissions	(4,813)	59
Capital expenditures	(15,347)	(6,474)
Proceeds from sales of property, net of selling costs	2,746	38,879
Issuance of notes receivable	(28,228)	(249)
Repayments of notes receivable	4,844	78
Distributions from partially-owned entities	768	—
Capital contributions to partially-owned entities	(5,376)	(57)
Sale of securities	—	586

Net cash (used in) provided by investing activities	(64,332)	1,633

Cash flows from financing activities:
Proceeds from additional borrowings	73,200	506,359
Proceeds from dividend reinvestment plan and exercise of stock options	700	783
Proceeds from common share issuance, net of expenses	48,822	4,380
Principal reductions of debt	(80,841)	(371,329)
Payment of debt issuance costs	(1,286)	(5,828)
Proceeds from borrowings on revolving credit lines	345,000	460,000
Payments on revolving credit lines and overdrafts	(352,949)	(587,679)
Dividends paid to common and preferred unitholders	(28,221)	(27,208)
Redemption of Nord du Lac CDD bonds	—	(13,055)
Distributions to noncontrolling partners in CRLP	(2,340)	(3,524)

Net cash provided by (used in) financing activities	2,085	(37,101)

Increase (decrease) in cash and cash equivalents	(855)	(911)
Cash and cash equivalents, beginning of period	4,590	9,185

Cash and cash equivalents, end of period	$3,735	$8,274

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$27,204	$31,575
Cash (received) paid during the period for income taxes	$(17,368)	$795

Supplemental disclosure of non-cash transactions:
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase Trails	$1,637	—
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands)

			Limited	Limited	Accumulated
	General Partner		Partners’	Partners’	Other		Redeemable
For the three months ended	Common	Preferred	Preferred	Noncontrolling	Comprehensive		Common
June 30, 2010 and 2009	Equity	Equity	Equity	Interest	Income (Loss)	Total	Units

Balance, December 31, 2008	$963,509	$96,707	$97,406	$1,943	$(5,205)	$1,154,360	$124,848

Net income	11,981	4,109	3,625	557		20,272	2,191
Adjustment for amounts included in net income					1,344	1,344
Distributions to common unitholders	(19,474)					(19,474)	(3,524)
Distributions to preferred unitholders		(4,109)	(3,625)			(7,734)
Change in interest of limited partners				(1,059)		(1,059)
Contributions from partners and the Company related to employee employee stock purchase, dividend reinvestment plans	5,616					5,616
Redeemption of partnership units for shares	660					660	(660)
Change in redeembable noncontrolling interest	4,297					4,297	(4,297)

Balance, June 30, 2009	$966,589	$96,707	$97,406	$1,441	$(3,861)	$1,158,282	$118,558

Balance, December 31, 2009	$1,066,390	$96,550	$97,406	$985	$(2,957)	$1,258,374	$133,537

Net income (loss)	(24,168)	4,067	3,625	(106)		(16,582)	(2,795)
Adjustment for amounts included in net income (loss)					504	504
Distributions to common unitholders	(20,529)					(20,529)	(2,340)
Distributions to preferred unitholders		(4,067)	(3,625)			(7,692)
Change in interest of limited partners				(72)		(72)
Contributions from partners and the Company related to employee employee stock purchase, dividend reinvestment plans and equity offerings	51,541					51,541
Redeemption of partnership units for shares	12,654					12,654	(12,654)
Change in redeembable noncontrolling interest	(17,651)					(17,651)	17,651

Balance, June 30, 2010	$1,068,237	$96,550	$97,406	$807	$(2,453)	$1,260,547	$133,399

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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
The Trust’s activities include full or partial ownership and operation of a portfolio of 155 properties as of June 30, 2010, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2010, including properties in lease-up, the Trust owns interests in 110 multifamily apartment communities (including 106 consolidated properties, of which 105 are wholly-owned and one is partially-owned, and four properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including five wholly-owned consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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

CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI has an income tax receivable of $0.5 million and $17.8 million as of June 30, 2010 and December 31, 2009, respectively, which is included in “Accounts receivable, net” on CRLP’s Consolidated Condensed Balance Sheet. CPSI’s consolidated provision for income taxes and effective income tax rate were zero for each of the three and six months ended June 30, 2010 and 2009, due to the continued assessment that CPSI’s deferred tax assets are not likely to be recoverable and, as such, are fully reserved.
Tax years 2003 through 2009 are subject to examination by the federal taxing authorities. Generally, tax years 2006 through 2008 are subject to examination by state taxing authorities. There is one state tax examination and one city tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expands the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI is able to carryback tax losses that occurred in the year ended December 31, 2009 against income that was recognized in 2005 and 2006. During the fourth quarter 2009, CPSI recorded an income tax benefit as a result of the new NOL carryback rules. During the three months ended June 30, 2010, CRLP received $17.2 million of tax refunds. CRLP anticipates receiving the remaining refund amounts once all tax returns have been finalized and filed.
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
As of June 30, 2010, CRLP had notes receivable of $46.2 million consisting primarily of:
•	$27.1 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which CRLP acquired from the lender in May 2010. The note has an interest rate of one-month LIBOR plus 1.20% (see Note 12 — “Unconsolidated Joint Venture Financing Activity”).

•	$16.5 million outstanding on a seller-financing note with a five year term at an interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.
In November 2009, CRLP disposed of a tract of land for $7.3 million, which included a $5.0 million seller-financing note for a term of six months at an interest rate of 7.5%. The balance on this note was paid in full in March 2010.
CRLP had accrued interest related to its outstanding notes receivable of $0.3 million and $0.1 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, CRLP had recorded a reserve of $2.0 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at June 30, 2010 and December 31, 2009 was approximately 5.2% and 6.0%, respectively. Interest income is recognized on an accrual basis.
Fair Value Measures
CRLP applies ASC 820-10 “Fair Value Measurements and Disclosures”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4) and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 12) and notes receivable (see above). The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at June 30, 2010. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts CRLP could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
The following table presents CRLP’s real estate assets reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures:
(in thousands)

	Fair value measurements as of June 30, 2010
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets held for sale, net	$30,825	$—	$—	$30,825
Real estate assets, including land held for sale, were valued using sales activity for similar assets, current contracts and other inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, unit sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each project.
At June 30, 2010, the estimated fair value of fixed rate debt was approximately $1.39 billion (carrying value of $1.39 billion) and the estimated fair value of CRLP’s variable rate debt, including CRLP’s unsecured credit facility, is consistent with the carrying value of $316.3 million.
The estimated fair value of CRLP’s notes receivable at June 30, 2010 and December 31, 2009 was approximately $44.5 million and $22.2 million, respectively, based on market rates and similar financing arrangements.
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

In January 2010, the FASB issued ASU 2010-06, an update to Topic 820, Fair Value Measurements and Disclosures. ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including, details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on CRLP’s consolidated condensed financial statements.
Note 3 — Restructuring Charges
CRLP did not incur restructuring charges during the three or six months ended June 30, 2010.
As a result of CRLP’s 2009 initiative to improve efficiencies with respect to management of its existing properties and operation of its portfolio, including reducing overhead and postponing or phasing future development activities, during the first quarter of 2009, CRLP reduced its workforce by eliminating certain positions resulting in the incurrence of an aggregate of $0.8 million in termination benefits and severance related charges. Of the $0.8 million in restructuring charges, approximately $0.4 million was associated with CRLP’s multifamily segment, including $0.2 million associated with development personnel, $0.3 million was associated with CRLP’s commercial segment, including $0.2 million associated with development personnel, and $0.1 million were non-divisional charges. CRLP did not incur restructuring charges during the three months ended June 30, 2009.
The expenses of CRLP’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Condensed Statements of Operations for the six months ended June 30, 2009.
Note 4 — Impairment and other losses
CRLP did not incur impairment charges during the three months ended June 30, 2010.
During the six months ended June 30, 2010, CRLP recorded $0.8 million as a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather. These charges are included in “Impairment and other losses” in the Consolidated Condensed Statements of Operations for the six months ended June 30, 2010.
During the three months ended June 30, 2009, CRLP recorded an aggregate of $2.4 million in non-cash impairment charges. Of the charges reflected in “Impairment and other losses” in the Consolidated Condensed Statements of Operations, $0.5 million was recorded as a result of the sale of the remaining 14 units at Grander and $0.1 million was attributable to the sale of three outparcels at Colonial Promenade at Tannehill. Of the $1.8 million included in “(Loss) Income from discontinued operations” in the Consolidated Condensed Statements of Operations, $1.2 million was recorded as a result of the sale of the remaining 93 units at Murano at Delray Beach and $0.6 million was recorded as a result of the sale of the remaining 118 units at Portofino at Jensen Beach.
In addition to the 2009 charges described above, the $3.4 million of non-cash impairment charges ($1.6 million reflected in “Impairment and other losses” and $1.8 million reflected in “(Loss) Income from discontinued operations”) recorded during the six months ended June 30, 2009, included $0.7 million , which represented CRLP’s remaining equity interest in the Colonial Pinnacle Craft Farms joint venture, and $0.3 million as a result of the sale of the remaining 17 units at Regents Park.

CRLP’s determination of fair value is based on inputs management believes are consistent with those that market participants would use. CRLP estimates the fair value of each property and development project evaluated for impairment based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, unit sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity. CRLP will continue to monitor the specific facts and circumstances at CRLP’s for-sale properties and development projects. Existing economic and market uncertainties may impact the number of projects CRLP can sell, the timing of the sales and/or the prices at which CRLP can sell them in future periods, and may result in additional impairment charges in connection with sales. If CRLP is unable to sell projects, CRLP may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of CRLP’s assets as reflected on the balance sheet and adversely affect net income and equity. There can be no assurances of the amount or pace of future property sales and closings, particularly given current economic and market conditions. In particular, the recent BP oil spill in the Gulf of Mexico has negatively impacted the current economic conditions in Gulf Shores, Alabama, CRLP owns several assets. If economic conditions in the Gulf Shores area do not improve, CRLP’s current basis in such assets could become impaired.
Note 5 — Acquisition and Disposition Activity
On June 30, 2010, CRLP exited two single-asset multifamily joint ventures with DRA Advisors LLC, transferring its 20% ownership interest in Colonial Village at Cary, located in Raleigh, North Carolina, and making a net cash payment of $2.7 million in exchange for the remaining 80% ownership interest in Colonial Grand at Riverchase Trails, located in Birmingham, Alabama (see Note 11).
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
Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by its internal investment committee, CRLP has commenced an active program to sell the assets, CRLP does not intend to retain a continuing interest in the property, and in the opinion of CRLP’s management, it is probable the assets will sell within the next 12 months. As of June 30, 2010, CRLP had classified four for-sale developments as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $33.3 million as of June 30, 2010, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of June 30, 2010.
During the three months ended March 31, 2010, CRLP transferred one commercial development and two for-sale developments from assets “held for sale” to “assets held for investment” as CRLP decided it will hold this land for a longer term. In addition, CRLP reallocated the commercial portion of two mixed-use development sites from assets “held for sale” to “assets held for investment”.
As of June 30, 2010, there were no operating properties classified as held for sale. The operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale or sold, are included in discontinued operations in the Consolidated Condensed Statements of Operations for all periods presented. The reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, any impairment losses on assets held for continuing use are included in continuing operations.

Below is a summary of the operations of the properties classified as discontinued operations during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2010	2009	2010	2009
Property revenues:
Minimum rent	$7	$1,073	$—	$2,230
Tenant recoveries	—	52	—	117
Other revenue	—	119	—	224

Total revenues	7	1,244	—	2,571

Property operating and administrative expenses	22	741	46	1,385
Impairment	—	1,800	—	1,800
Depreciation and amortization	—	(9)	—	131

Total expenses	22	2,532	46	3,316
(Loss) income from discontinued operations before net gain on disposition of discontinued operations	(15)	(1,288)	(46)	(745)
Net (loss) gain on disposition of discontinued operations, net of income taxes	(13)	(32)	(48)	12
Noncontrolling interest in CRLP from discontinued operations	2	204	11	44
Noncontrolling interest of limited partners	—	(26)	(5)	442

Loss from discontinued operations, including noncontrolling interest	$(26)	$(1,142)	$(88)	$(247)

Note 6 — For-Sale Activities
The total number of units sold for condominium conversion properties, for-sale residential properties and lots for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months ended		Six Months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

For-Sale Residential	5	11	9	32
Condominium Conversion	—	21	—	21

	5	32	9	53

The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2010	2009	2010	2009

Condominium revenues, net	$—	$794	$—	$1,121
Condominium costs	—	(620)	—	(879)

Gains on condominium sales, before income taxes	—	174	—	242

For-sale residential revenues, net	1,126	5,464	2,634	24,698
For-sale residential costs	(1,157)	(5,568)	(2,688)	(24,823)

Losses on for-sale residential sales, before income taxes	(31)	(104)	(54)	(125)

Provision for income taxes	—	(44)	—	(70)

(Losses) gains on condominium conversions and for-sale residential sales, net of income taxes	$(31)	$26	$(54)	$47

The net gains on condominium conversion sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. For the three and six months ended June 30, 2009, net gains on condominium conversion sales, net of income taxes, of approximately $131,000 and $172,000 are included in discontinued operations, respectively. As of December 31, 2009, CRLP had sold all remaining condominium conversion properties.
For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 7 — Undeveloped Land and Construction in Progress
During the three months ended June 30, 2010, CRLP placed into service Colonial Promenade Craft Farms, located in Gulf Shores, Alabama, adding 68,000 square feet to CRLP’s commercial portfolio.
CRLP currently has one active development project, as outlined in the table below. In 2009, CRLP decided to postpone development activities associated with the projects listed under “Future Developments” in the table below until it determines that the current economic environment has sufficiently improved.

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)
Active Developments:
Commercial Projects:
Colonial Promenade Nord du Lac (Phase I) (2)	Covington, LA	174	$17,004

		174	$17,004

Future Developments:
Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,280
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Randal Park (3)	Orlando, FL	750	19,171
Colonial Grand at Hampton Preserve	Tampa, FL	486	15,028
Colonial Grand at South End	Charlotte, NC	353	12,787
Colonial Grand at Azure	Las Vegas, NV	188	7,804
Colonial Grand at Cityway	Austin, TX	320	5,004

		2,536	$75,453

Commercial Projects:
Colonial Promenade Huntsville	Huntsville, AL	111	9,720
Colonial Promenade Nord du Lac (2)	Covington, LA	—	30,508

		111	$40,228

Other Projects and Undeveloped Land
Multifamily			3,292
Commercial			54,930
Commercial Outparcels / Pads			15,429
For-Sale Residential Land (4)			70,432

			$144,083

Consolidated Construction in Progress			$276,768

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square footage.

(2)	Costs capitalized to date for this development, including costs for Phase I, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	This project is part of a mixed-use development. CRLP is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of development are subject to change.

(4)	These costs are presented net of a $24.6 million non-cash impairment charge recorded on two of the projects in 2009, 2008 and 2007.

Interest capitalized on construction in progress during the three months ended June 30, 2010 and 2009 was $0.3 million and $0.8 million, respectively. Interest capitalized on construction in progress during the six months ended June 30, 2010 and 2009 was $0.7 million and $3.1 million, respectively.
Note 8 — Net (Loss) Income Per Unit
For the three and six months ended June 30, 2010 and 2009, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(amounts in table in thousands)	2010	2009	2010	2009
Numerator:
(Loss) income from continuing operations	$(9,292)	$2,945	$(19,283)	$23,196
Less:
Income allocated to participating securities	(94)	(42)	(188)	(107)
Noncontrolling interest of limited partners — continuing operations	28	9	111	(999)
Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(3,625)	(3,625)
Distributions to general partner preferred unitholders	(2,034)	(2,037)	(4,067)	(4,109)
Preferred unit issuance costs, net of discount	—	—	—	(5)

(Loss) income from continuing operations available to common unitholders	$(13,205)	$(938)	$(27,052)	$14,351

Denominator:
Denominator for basic net income per unit — weighted average units	77,209	57,378	75,903	57,221
Effect of dilutive securities:
Trustee and employee stock options, treasury method	—	—	—	—

Denominator for diluted net income per unit — adjusted weighted average units	77,209	57,378	75,903	57,221

For the three and six months ended June 30, 2010, CRLP reported a net loss from continuing operations, and as such, 38,804 and 19,559 dilutive share equivalents, respectively, have been excluded from the computation of diluted net income per unit because including such share equivalents would be anti-dilutive. For the three and six months ended June 30, 2010, 1,212,537 and 1,257,537 outstanding share options (and a corresponding number of units), respectively, were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive. For the three and six months ended June 30, 2009, 1,404,809 outstanding share options (and a corresponding number of units) were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.
Note 9 — Capital Structure
At June 30, 2010, the Trust controlled CRLP as CRLP’s sole general partner and as the holder of approximately 90.6% interest in CRLP. The limited partners of CRLP who hold redeemable common units are those persons (including certain officers and trustees of the Trust) who, at the time of the Trust’s initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market value of the Trust’s common shares or the aggregate value of the individual partners’ capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. Additionally, CRLP has outstanding $100 million of Series B Preferred Units issued in a private placement, that are exchangeable for 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust in whole or in part at anytime on or after January 1, 2014 at the option of the holders of the Series B Preferred Units. CRLP also has 400,474 outstanding Series D Preferred Units, all of which are held by the Trust, as general partner of CRLP.

The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP. The Trust’s interest in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.
At-the-Market Equity Offering Program
On February 22, 2010, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of the Trust’s common shares under an “at-the-market” equity offering program. On March 4, 2010, the Trust and CRLP entered into separate Equity Distribution Agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (each an “Agent,” and together the “Agents”), respectively, pursuant to which the Trust was permitted to sell from time to time, in an “at-the-market” equity offering program under its Registration Statement on Form S-3 (File No. 333-158081), up to $50.0 million in aggregate offering price of its common shares.
During the three months ended June 30, 2010, the Trust issued 1,102,830 common shares at a weighted average issue price of $15.31 per share generating net proceeds of approximately $16.6 million. During the six months ended June 30, 2010, the Trust issued 3,602,348 common shares at a weighted average issue price of $13.88 per share generating net proceeds of approximately $48.8 million. CRLP used these proceeds to repay a portion of the outstanding balance under its unsecured credit facility and for general corporate purposes. The Trust has exhausted its full $50.0 million authorization under this “at-the-market” equity offering program.
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
In January 2010, the Trust’s Board of Trustees authorized a new preferred securities repurchase program which allows the Trust to repurchase up to $25 million of its outstanding 8 1/8% Series D preferred depositary shares. The preferred shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. This repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Trust will continue to monitor the equity markets and repurchase certain preferred shares that meet the Trust’s required criteria, as funds are available. The Trust did not repurchase any 8 1/8% Series D preferred depositary shares during the six months ended June 30, 2010.

Note 10 — Segment Information
CRLP currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.
Multifamily management is responsible for all aspects of CRLP’s multifamily property operations, including the management and leasing services for 110 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which CRLP does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of CRLP’s commercial property operations, including the management and leasing services for 45 commercial properties, as well as third-party management services for commercial properties in which CRLP does not have an ownership interest and for brokerage services in other commercial property transactions.
The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which CRLP has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the three and six months ended June 30, 2010 and 2009, and total segment assets to total assets as of June 30, 2010 and December 31, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Revenues:
Segment Revenues:
Multifamily	$77,033	$77,623	$152,911	$154,765
Commercial	20,322	23,036	41,312	46,511

Total Segment Revenues	97,355	100,659	194,223	201,276

Partially-owned unconsolidated entities — Multifamily	(968)	(2,040)	(1,911)	(4,041)
Partially-owned unconsolidated entities — Commercial	(8,044)	(16,120)	(16,183)	(32,606)
Construction revenues	—	315	—	350
Other non-property related revenue	3,400	3,924	6,298	7,379
Discontinued operations property revenues	(4)	(1,244)	24	(2,571)

Total Consolidated Revenues	91,739	85,494	182,451	169,787

NOI:
Segment NOI:
Multifamily	43,476	44,952	86,173	89,537
Commercial	13,693	14,756	28,323	29,816

Total Segment NOI	57,169	59,708	114,496	119,353

Partially-owned unconsolidated entities — Multifamily	(418)	(1,038)	(877)	(2,071)
Partially-owned unconsolidated entities — Commercial	(5,387)	(10,116)	(10,952)	(20,687)
Unallocated corporate revenues	3,400	3,924	6,298	7,379
Discontinued operations property NOI	14	1,297	46	614
Impairment charge — discontinued operations (1)	—	(1,800)	—	(1,800)
Construction NOI	—	—	—	1
Property management expenses	(1,878)	(1,683)	(3,685)	(3,602)
General and administrative expenses	(5,458)	(4,525)	(10,264)	(8,908)
Management fee and other expenses	(2,585)	(3,540)	(5,258)	(7,756)
Restructuring charges	—	—	—	(812)
Investment and development (2)	(31)	(1,319)	(34)	(1,484)
Depreciation	(30,243)	(28,276)	(60,521)	(56,061)
Amortization	(2,170)	(1,199)	(4,394)	(2,071)
Impairment and other losses (1)	—	(564)	(783)	(1,617)

Income from operations	12,413	10,869	24,072	20,478

Total other income (expense), net (3)	(21,705)	(7,924)	(43,355)	2,718

(Loss) income from continuing operations	$(9,292)	$2,945	$(19,283)	$23,196

	June 30,	December 31,
(in thousands)	2010	2009
Assets
Segment Assets
Multifamily	$2,484,530	$2,502,772
Commercial	549,599	538,046

Total Segment Assets	3,034,129	3,040,818

Unallocated corporate assets (4)	161,075	131,142

	$3,195,204	$3,171,960

(1)	See Note 4 — “Impairment and other losses” for description of charges.

(2)	Reflects costs incurred related to potential mergers, acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(3)	For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)” (see Note 6 related to for-sale activities).

(4)	Includes CRLP’s investment in partially-owned entities of $39,077 as of June 30, 2010 and net investment of $17,422 as of December 31, 2009. As of June 30, 2010, investments in partially-owned entities for which CRLP’s basis is a credit balance have been classified as a liability.

Note 11 — Investment in Partially-Owned Entities
On June 30, 2010, CRLP exited two single-asset multifamily joint ventures with DRA Advisors LLC (“DRA”) totaling 664 units, in each of which CRLP had a 20% ownership interest. Pursuant to the transaction, CRLP transferred its 20% ownership interest in Colonial Village at Cary to DRA and made a net cash payment of $2.7 million in exchange for DRA’s 80% ownership in the 345-unit Colonial Grand at Riverchase Trails located in Birmingham, Alabama. Additionally, CRLP paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, which was set to mature in October 2010. CRLP now owns 100% of Colonial Grand at Riverchase Trails and DRA now owns 100% of Colonial Village at Cary, with respect to which DRA assumed the existing secured mortgage. CRLP will continue to manage Colonial Village at Cary pursuant to an existing management agreement. The transaction was funded by borrowings from CRLP’s unsecured credit facility and proceeds from issuances of common shares through CRLP’s “at-the-market” equity program.
Investments in Consolidated Partially-Owned Entities
CRLP has one partially-owned investment, the CMS/Colonial Canyon Creek joint venture, which is consolidated in its financial statements. As a result of a preferred equity contribution of $11.5 million made by CRLP to the joint venture in September 2009 in connection with a construction loan refinancing, CRLP began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the third quarter of 2009. This joint venture is a variable interest entity and CRLP’s $11.5 million preferred equity contribution constituted a reconsideration event. With the preferred equity contribution, CRLP became the primary beneficiary, as it will absorb the majority of the variability in the joint venture’s operating results.

Investments in Unconsolidated Partially-Owned Entities
CRLP accounts for the following investments in unconsolidated partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of June 30, 2010 and December 31, 2009:

			(in thousands)
	Percent		June 30,	December 31,
	Owned		2010	2009

Multifamily:
Belterra, Ft. Worth, TX	10.00%		$478	$525
Regents Park (Phase II), Atlanta, GA	40.00	%(1)	3,375	3,387
CG at Huntcliff, Atlanta, GA	20.00%		1,560	1,646
CG at McKinney, Dallas, TX	25.00%	%(1)	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%		858	914
DRA CV at Cary, Raleigh, NC	20.00%		—	1,440
DRA The Grove at Riverchase, Birmingham, AL	20.00%		—	1,133

Total Multifamily			$7,992	$10,766

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		180	154
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		52	(190)
Colonial Promenade Madison, Huntsville, AL	25.00%		2,117	2,119
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,477	2,174
DRA / CLP JV	15.00	%(2)	(17,086)	(15,321)
Highway 150, LLC, Birmingham, AL	10.00%		56	59
Bluerock, Huntsville , AL	10.00	%(3)	(5,024)	(4,617)
Parkside Drive LLC I, Knoxville, TN	50.00%		2,290	3,073
Parkside Drive LLC II, Knoxville, TN	50.00%		7,132	7,210
Parkway Place Limited Partnership, Huntsville, AL	50.00%		14,919	10,168

Total Commercial			$7,113	$4,829

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		35	35
Heathrow, Orlando, FL	50.00	%(1)	1,757	1,792

			$1,792	$1,827

			$16,897	$17,422

(1)	These joint ventures consist of undeveloped land.

(2)	As of June 30, 2010, this joint venture included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Equity investment includes the value of CRLP’s investment of approximately $14.9 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $32.0 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on CRLP’s Consolidated Condensed Balance Sheet as of June 30, 2010.

(3)	Equity investment includes CRLP’s investment of approximately $2.2 million, offset by the excess basis difference on the transaction of approximately $7.2 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on CRLP’s Consolidated Condensed Balance Sheet as of June 30, 2010.

Combined financial information for CRLP’s investments in unconsolidated partially-owned entities since the date of CRLP’s acquisitions is as follows:

	As of	As of
	June 30,	December 31,
(in thousands)	2010	2009
Balance Sheet
Assets
Land, building, & equipment, net	$1,340,638	$1,416,526
Construction in progress	19,621	19,695
Other assets	112,329	118,095

Total assets	$1,472,588	$1,554,316

Liabilities and Partners’ Equity
Notes payable (1)	$1,159,667	$1,211,927
Other liabilities	107,993	108,277
Partners’ Equity	204,927	234,112

Total liabilities and partners’ capital	$1,472,587	$1,554,316

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statement of Operations	2010	2009	2010	2009
Revenues	$46,217	$104,800	$92,523	$211,995
Operating expenses	(16,977)	(41,274)	(33,240)	(81,953)
Interest expense	(18,499)	(37,534)	(36,330)	(77,017)
Depreciation, amortization and other	(18,361)	(40,794)	(37,848)	(80,196)

Net loss (2)	$(7,620)	$(14,802)	$(14,895)	$(27,171)

(1)	CRLP’s pro-rata share of indebtedness, as calculated based on ownership percentage, at June 30, 2010 and December 31, 2009 was $225.4 million and $239.1 million, respectively.

(2)	In addition to CRLP’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income (loss) from partially-owned investments” of $0.4 million and ($0.6) million for the three months ended June 30, 2010 and 2009, respectively, and $0.7 million and ($1.3) million for the six months ended June 30, 2010 and 2009, respectively, includes gains on CRLP’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.
Investments in Variable Interest Entities
CRLP evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether CRLP is the primary beneficiary.
Based on CRLP’s evaluation, as of June 30, 2010, CRLP does not have a controlling interest in, nor is CRLP the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above “Investments in Consolidated Partially-Owned Entities”, CMS/Colonial Canyon Creek, which CRLP began consolidating in September 2009, as discussed above in “—Investments in Consolidated Partially-Owned Entities”.
Unconsolidated Variable Interest Entities
As of June 30, 2010, CRLP has an interest in one VIE with significant variable interests for which CRLP is not the primary beneficiary.
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

Note 12 — Financing Activities
On June 29, 2010, CRLP closed on $73.2 million of secured financing originated by Berkadia Commerical Mortgage LLC for repurchase by Fannie Mae. The financing has a 10-year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of outstanding balance on CRLP’s unsecured credit facility.
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
As of June 30, 2010, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, CRLP has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $8.1 million as of June 30, 2010.
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
The Credit Facility and the cash management line, which are primarily used by CRLP to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an outstanding balance at June 30, 2010 of $303.1 million. The interest rate of the Credit Facility (including the cash management line) was 1.40% at June 30, 2010 and 2009.
The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of CRLP; and generally not paying CRLP’s debts as they become due. At June 30, 2010, CRLP was in compliance with these covenants. However, given the recent downturn in the economy and continued uncertainty in the stock and credit markets, there can be no assurance that CRLP will be able to maintain compliance with these ratios and other debt covenants in the future.

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
Unsecured Senior Notes Repurchases
In January 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows CRLP to repurchase up to $100 million of its outstanding unsecured senior notes. This new repurchase program runs through December 31, 2010. Under this program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. CRLP will continue to monitor the debt markets and repurchase certain senior notes that meet CRLP’s required criteria, as funds are available. CRLP anticipates funding potential repurchases from borrowings under its existing credit facility, proceeds from property sales and/or other available funds.
Repurchases of the outstanding unsecured senior notes of CRLP during 2010 are as follows:

			Yield-to-
(in millions)	Amount	Discount	Maturity	Net Gain (1)

1st Quarter	$8.7	1.00%	6.51%	$—
2nd Quarter	29.0	4.26%	6.76%	0.8

YTD’ 10	$37.7	3.53%	6.70%	$0.8

(1)	Gains are presented net of the loss on hedging activities of $0.3 million recorded during the three months ended June 30, 2010 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that CRLP will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.
During 2009, under the Trust’s prior senior notes repurchase program, CRLP repurchased an aggregate of $181.0 million of its outstanding unsecured senior notes in separate transactions. In addition to the shares repurchased pursuant to the senior note repurchase program, during 2009, CRLP completed two separate cash tender offers for its outstanding unsecured senior notes. In April 2009, CRLP completed a cash tender offer for $250 million in aggregate principal amount of outstanding notes maturing in 2010 and 2011, and in September 2009, CRLP completed an additional cash tender offer for $148.2 million in aggregate principal amount of outstanding notes maturing in 2014, 2015 and 2016. The prior senior note repurchase program and both tender offers were approved by the Trust’s Board of Trustees before they were commenced. As a result, during 2009, CRLP repurchased an aggregate of $579.2 million of its outstanding unsecured senior notes at an aggregate average of 10.6% discount to par value, which represents an 8.1% yield to maturity. As a result of the repurchases, during 2009, CRLP recognized net gains of approximately $54.7 million, which is included in “Gains on retirement of debt” on CRLP’s Consolidated Statements of Operations.
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
In November 2006, CRLP and its joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. CRLP and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. On May 3, 2010, CRLP acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture construction note. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of purchase. The note has an interest rate of one-month LIBOR plus 1.20%. CRLP has agreed with its joint venture partner to extend the maturity date of the note consistent with the original extension terms of the note, which provided for an option to extend maturity for two additional consecutive one year periods. Accordingly, the maturity date of the note has been extended to December 2010 with an option to extend for one additional year.
On June 7, 2010, one of CRLP’s joint ventures, Parkway Place Limited Partnership, completed the refinancing of a $51.0 million outstanding mortgage loan associated with the joint venture’s Parkway Place retail shopping center, located in Huntsville, Alabama, which was set to mature in June 2010. The joint venture, of which CRLP has a 50% ownership interest, obtained a new ten-year $42.0 million mortgage loan that bears interest at a fixed rate of 6.5% per annum. Each of CRLP and its joint venture partner contributed its pro-rata portion of the existing mortgage debt shortfall in cash to the joint venture, which was used to pay off the balance on the existing mortgage debt. CRLP’s pro-rata portion of the cash payment, $5.4 million, was funded from CRLP’s unsecured line of credit.
On June 30, 2010, upon completing its exit from two single-asset multifamily joint ventures (discussed above in Note 11), CRLP paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, in which CRLP now has a 100% ownership interest. The loan was originally set to mature in October 2010.
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
At June 30, 2010, CRLP had $2.5 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on CRLP’s variable-rate debt or to “(Loss) gain on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of CRLP’s senior note repurchase programs. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were immaterial for all periods presented. The changes in “Accumulated other comprehensive loss” for reclassification to “(Loss) gain on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of CRLP’s senior note repurchase program was $0.3 million for the three months ended June 30, 2010, and $0.3 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively. CRLP did not reclassify amounts to “(Loss) gain on hedging activities” for the three months ended June 30, 2009.
Note 14 —Contingencies and Guarantees
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

Approximately 60 purchasers of condominium units at CRLP’s Mira Vista at James Island property in Charleston, South Carolina, which is one of CRLP’s condominium conversion properties that was completed in 2002, have filed a lawsuit against CRLP seeking damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. CRLP is currently investigating the matter and evaluating its options, and CRLP intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time. Further, no assurance can be given that the matter will be resolved favorably to CRLP.
During the three months ended June 30, 2010, CRLP accrued $0.8 million for certain contingent liabilities related to mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of these properties were sold by CPSI in previous years, and therefore are expensed as additional development costs in “(Loss) Gain on Sale of Property” in CRLP’s Consolidated Condensed Statements of Operations.
As a result of transactions executed in 2007, CRLP implemented its strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of CRLP’s wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, CRLP disposed of its interest in one of these joint ventures but continues to retain its interest in the other joint venture. In connection with the 2007 joint venture transactions, CRLP assumed certain contingent obligations for a total of $15.7 million, of which $6.0 million remains outstanding as of June 30, 2010.
As of June 30, 2010, CRLP is self insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. CRLP is also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
CRLP is a party to various other legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of CRLP.
Guarantees and Other Arrangements
With respect to the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. As of June 30, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010 (see Note 12).
With respect to the Colonial Promenade Smyrna joint venture, CRLP and its joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. On May 3, 2010, CRLP acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see Note 12). As a result of this transaction, CRLP’s guarantee on this note was terminated, but the joint venture partner’s guarantee remains in place.
In connection with the formation of Highway 150 LLC in 2002, CRLP executed a guarantee, pursuant to which CRLP serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At June 30, 2010, the total amount of debt of the joint venture was approximately $15.9 million and the debt matures in December 2012. At June 30, 2010, no liability was recorded for the guarantee.
In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, no liability was recorded for these guarantees.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $21.2 million at June 30, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.

The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Note 15 — Subsequent Events
At-the-Market-Equity Offering Program
On July 21, 2010, the Trust’s Board of Trustees approved the issuance of up to $100.0 million of the Trust’s common shares under an “at-the-market” equity offering program.
On July 30, 2010, the Trust filed a prospectus supplement under which it may from time to time sell up to $100 million aggregate offering price of its common shares through a new “at-the-market” equity offering program. On August 2, 2010, the Trust completed the new “at-the-market” equity offering program, which resulted in the sale of 6,329,026 common shares of the Trust generating net proceeds of approximately $99.0 million, at an average price of $15.80 per share. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 6,329,026 common units to the Trust, at a weighted average issue price of $15.80 per unit, in connection with the “at-the-market” equity offering program.
Distribution
On July 21, 2010, a cash distribution was declared to shareholders of the Trust and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $11.8 million. The distribution was declared to shareholders and partners of record as of August 2, 2010 and will be paid on August 9, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust, or “the Trust”, and Colonial Realty Limited Partnership, or “CRLP”, of which the Trust is the sole general partner and in which the Trust owned a 90.6% limited partner interest as of June 30, 2010. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates’, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s and CRLP’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Such factors include, among others, the following:
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
General
We are a multifamily-focused self-administered equity REIT that owns, develops and operates multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets through joint venture investments and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 155 properties as of June 30, 2010, located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.
As of June 30, 2010, we owned or maintained a partial ownership in 110 multifamily apartment communities containing a total of 33,205 apartment units (including 106 consolidated properties aggregating 31,865 units, of which 105 are wholly-owned and one is partially-owned, and four properties partially-owned through unconsolidated joint venture entities aggregating 1,340 units) (the “multifamily apartment communities”), 45 commercial properties containing a total of approximately 12.8 million square feet (consisting of 9 wholly-owned consolidated properties and 36 properties partially-owned through unconsolidated joint-venture entities aggregating 3.3 million and 9.5 million square feet, respectively) (the “commercial properties”) and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties.” As of June 30, 2010, consolidated multifamily apartment communities and commercial properties that had achieved stabilized occupancy (which we have defined as having occurred once the property has attained 93% physical occupancy) were 96.4% and 87.9% leased, respectively.
The Trust is the direct general partner of, and as of June 30, 2010 held approximately 90.6% of the interests in, CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential and condominium conversion activities through CPSI.
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

Business Strategy and Outlook
Since mid-2008, we have experienced a global financial and economic crisis, which included, among other things, significant reductions and disruptions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or volatility in equity values worldwide, significant job losses in the U.S., a slowdown in the overall U.S. housing market and concerns that the weakening U.S. and worldwide economies could enter into a prolonged recessionary period. In response to the economic crisis, during 2009, we made significant progress in implementing each of the following strategic initiatives:
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
Our first strategic initiative for 2010 is to simplify our business. Our primary focus will continue to beon multifamily operations with a view toward increasing operating income generated from our multifamily portfolio to greater than 90% of our total operating income. In addition, we plan to continue looking for opportunities to exit from existing joint ventures and continue refining our corporate operations, including streamlining our processes, procedures and organizational structure to create efficiencies and reduce associated overhead. In furtherance of this initiative, during the six months ended June 30, 2010, we exited two single-asset multifamily joint ventures totaling 664 units, in each of which we had a 20% ownership interest.
Our second strategic initiative for 2010 is to improve our operating margins. While we expect that property level margins will continue to be under pressure for the majority of 2010, we will continue to look to improve our overall corporate operating margins through the selective sale of non-income producing assets and through additional efforts to control expenses. During the six months ended June 30, 2010, we disposed of nine condominium units for total sales proceeds of $2.6 million. In addition, our property revenue increased during such period, primarily from acquisitions completed since the second quarter of 2009, and our corporate overhead decreased during such period, when compared to the same period in prior year. We anticipate that 2010 net income from our multifamily operations will remain under pressure from lack of job growth in the economy and the corresponding adverse effect of unemployment on rental revenue. Despite recent signs of economic stabilization in our markets, we believe it is still too early to determine if there will be sustainable job growth, which is a key driver of income growth in multifamily real estate.
Our third strategic initiative for 2010 is to maintain our focus on strengthening the balance sheet. During the six months ended June 30, 2010, CRLP closed on $73.2 million of secured financing with a 10-year term and a fixed interest rate of 5.02% that are secured by three multifamily properties and the Trust issued 3,602,348 common shares under its former $50.0 million “at-the-market” equity offering program at an average issue price of $13.88 per share raising net proceeds of $48.8 million. We used the proceeds of these equity and debt financings to fund development activities, to repay a portion of the outstanding balance under our unsecured credit facility and for general corporate purposes. In addition, during the six months ended June 30, 2010, we repurchased $37.7 million of unsecured senior notes of CRLP under our existing note repurchase program, recognizing net gains of $0.7 million. As of June 30, 2010, we have $20.0 million and $56.9 million of consolidated debt maturing in 2010 and 2011, respectively, with $371.9 million of availability under our unsecured credit facility. Through these actions, we are continuing to build on the progress that we made in 2009 to strengthen the balance sheet.

Our fourth strategic initiative for 2010 is to grow the company. We intend to grow the company through focusing on restoring earnings growth in our existing multifamily portfolio to at least pre-recession levels, as well as through continuing to explore new acquisition opportunities. In addition, if we continue to see fundamental improvement in our markets, we may pursue growth opportunities through development efforts on multifamily land that we currently own. We expect to fund any such potential transactions/developments with availability under our unsecured credit facility and proceeds from the issuances of common stock through our new “at-the-market” equity offering programs.
We expect the remainder of 2010 to continue to be challenging despite recent indications of stabilizing economic conditions. As long as job growth continues to lag, we expect continued pressure on revenue. We believe, however, that a sustained increase in employment levels, among other things, will facilitate the successful execution of our 2010 strategic initiatives, which should position us for improvement into 2011 and 2012.
Executive Summary of Results of Operations
The following discussion of results of operations should be read in conjunction with the Consolidated Condensed Statements of Operations of the Trust and CRLP and the Operating Results Summary included below.
For the three months ended June 30, 2010, the Trust reported a net loss available to common shareholders of $11.8 million, compared with net loss available to common shareholders of $1.9 million for the comparable prior year period. For the three months ended June 30, 2010, CRLP reported a net loss available to common unitholders of $13.1 million, compared with a net loss available to common unitholders of $2.2 million for the comparable prior year period.
For the six months ended June 30, 2010, the Trust reported a net loss available to common shareholders of $24.2 million, compared with net income available to common shareholders of $12.0 million for the comparable prior year period. For the six months ended June 30, 2010, CRLP reported a net loss available to common unitholders of $27.0 million, compared with net income available to common unitholders of $14.2 million for the comparable prior year period.

Operating Results Summary
      The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This information is presented to correspond with the manner in which we analyze our operating results.
(amounts in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Revenues:
Minimum rent	$73,613	$70,210	$3,403	$147,094	$140,448	$6,646
Tenant recoveries	2,608	909	1,699	5,397	1,975	3,422
Other property related revenue	12,118	10,136	1,982	23,662	19,635	4,027
Construction revenues	—	315	(315)	—	350	(350)
Other non-property related revenues	3,400	3,924	(524)	6,298	7,379	(1,081)

Total revenue	91,739	85,494	6,245	182,451	169,787	12,664

Expenses:
Property operating expenses	25,979	22,893	3,086	51,399	45,361	6,038
Taxes, licenses and insurance	10,982	10,311	671	22,041	21,288	753
Construction expenses	—	315	(315)	—	349	(349)
Property management expenses	1,878	1,683	195	3,685	3,602	83
General and administrative expenses	5,458	4,525	933	10,264	8,908	1,356
Management fee and other expense	2,585	3,540	(955)	5,258	7,756	(2,498)
Restructuring charges	—	—	—	—	812	(812)
Investment and development	31	1,319	(1,288)	34	1,484	(1,450)
Depreciation & amortization	32,413	29,475	2,938	64,915	58,132	6,783
Impairment and other losses	—	564	(564)	783	1,617	(834)

Total operating expenses	79,326	74,625	4,701	158,379	149,309	9,070

Income from operations	12,413	10,869	1,544	24,072	20,478	3,594

Other income (expense):
Interest expense	(20,927)	(22,810)	1,883	(41,828)	(43,242)	1,414
Debt cost amortization	(1,131)	(807)	(324)	(2,316)	(2,110)	(206)
Gains on retirement of debt	1,015	16,232	(15,217)	1,044	41,551	(40,507)
Interest income	325	449	(124)	718	750	(32)
(Loss) income from partially-owned unconsolidated entities	395	(628)	1,023	665	(1,278)	1,943
Loss on hedging activities	(289)	4	(293)	(289)	(1,060)	771
(Loss) gain from sales of property, net of income taxes	(654)	(143)	(511)	(661)	5,238	(5,899)
Income taxes and other	(439)	(221)	(218)	(688)	2,869	(3,557)

Total other income (expense)	(21,705)	(7,924)	(13,781)	(43,355)	2,718	(46,073)

(Loss) income from continuing operations	$(9,292)	$2,945	$(12,237)	$(19,283)	$23,196	$(42,479)

Loss from discontinued operations	$(28)	$(1,320)	$1,292	$(94)	$(733)	$639
Results of Operations – Three Months Ended June 30, 2010 and 2009
Minimum rent
Minimum rent for the three months ended June 30, 2010 was $73.6 million, an increase of $3.4 million from the comparable prior year period. The increase in minimum rent is attributable to the effect of the consolidation of one multifamily apartment community and the acquisition of two commercial properties since the second quarter of 2009, partially offset by a decrease in minimum rent at multifamily apartment communities that were stabilized during both periods. We define “stabilized” communities as those that have attained 93% physical occupancy.

Tenant recoveries
Tenant recoveries for the three months ended June 30, 2010 were $2.6 million, an increase of $1.7 million from the comparable prior year period as a result of the acquisition of two commercial properties during the fourth quarter of 2009.
Other property related revenue
Other property related revenue for the three months ended June 30, 2010 was $12.1 million, an increase of $2.0 million from the comparable prior year period. Of the increase, $0.9 million is attributable to our multifamily cable revenue program, which has now been fully implemented, and the remaining increase is attributable to the consolidation of one multifamily apartment community and developments placed into service during 2009.
Other non-property related revenues
Other non-property related revenues, which consist primarily of management fees, development fees, and other miscellaneous fees, were $3.4 million for the three months ended June 30, 2010, a decrease of $0.5 million from the comparable prior year period, due to the termination of management contracts in connection with the disposition of our interests in certain joint ventures in 2009.
Property operating expenses
Property operating expenses for the three months ended June 30, 2010 were $26.0 million, an increase of $3.1 million from the comparable prior year period. Of the increase, $1.5 million is attributable to the consolidation of one multifamily apartment community and the acquisitions of two commercial properties since the second quarter of 2009. The remaining increase is primarily due to repairs and maintenance expenses associated with an increase in occupancy rates and cable television expenses related to the rollout of our bulk cable program.
Taxes, licenses and insurance
Taxes, licenses and insurance expenses for the three months ended June 30, 2010 were $11.0 million, an increase of $0.7 million from the comparable prior year period. The increase was primarily attributable to the consolidation of one multifamily apartment community and the acquisitions of two commercial properties since the second quarter of 2009, partially offset by a decline in related expenses at our stabilized multifamily apartment communities.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses for the three months ended June 30, 2010 were $1.9 million, an increase of $0.2 million from the comparable prior year period. The increase was primarily attributable to general overhead expenses incurred as a result of the consolidation of one multifamily apartment community and the acquisition of two commercial properties since the second quarter of 2009.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2010 were $5.5 million, an increase of $0.9 million from the comparable prior year period primarily due to increases in incentive compensation and legal expenses.
Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the three months ended June 30, 2010 were $2.6 million, a decrease of $1.0 million from the comparable prior year period. The decrease was primarily due to overhead reductions related to the termination of management contracts in connection with the disposition of our interests in certain joint ventures in 2009.

Investment and Development
Investment and development expenses include costs incurred related to potential mergers, acquisitions and abandoned pursuits. These expenses for the three months ended June 30, 2009 were $1.3 million as the result of the write off of costs primarily related to a change in strategic direction with respect to our Nord du Lac development.
Depreciation and amortization
Depreciation and amortization expense for the three months ended June 30, 2010 was $32.4 million, an increase of $2.9 million from the comparable prior year period. The increase is attributable to the consolidation of one multifamily apartment community and the acquisitions of two commercial properties since the second quarter of 2009, with the remaining increase attributable to developments placed into service during 2009.
Impairment and other losses
We did not incur impairment charges during the three months ended June 30, 2010. The impairment charges recorded during the three months ended June 30, 2009 were $2.4 million, including $0.5 million associated with closing the remaining 14 units at the Grander, a for-sale residential development, $1.2 million associated with the sale of the remaining 93 units at Murano at Delray Beach, $0.6 million associated with the sale of the remaining 118 units at Portofino at Jensen Beach and $0.1 million associated with the sale of three outparcels at Colonial Promenade at Tannehill.
Interest expense
Interest expense for the three months ended June 30, 2010 was $20.9 million, a decrease of $1.9 million from the comparable prior year period. The decrease is primarily attributable to a lower weighted average interest rate on our total consolidated debt when compared to the prior year period partially as a result of our repurchase of unsecured senior notes of CRLP having relatively higher interest rates and the closing of our new 10-year secured financings having a relatively lower interest rate.
Debt cost amortization
Debt cost amortization for the three months ended June 30, 2010 was $1.1 million, an increase of $0.3 million from the comparable prior year period. The increase is primarily attributable to $579.6 million of new secured financing obtained during 2010 and 2009. This increase was partially offset by a decrease in the outstanding balance of our unsecured senior notes.
Gains on retirement of debt
Gains on retirement of debt for the three months ended June 30, 2010 were $1.0 million, a decrease of $15.2 million, excluding write-offs related to hedging activities, from the comparable prior year period. Gains recognized in the second quarter of 2010 are related to the repurchase of $29.0 million of outstanding unsecured senior notes at an average 4.2% discount to par value. Gains recognized in the second quarter of 2009 are related to the repurchase of $315.5 million of outstanding unsecured senior notes at an average discount to par value of 5.9%.
Income (loss) from partially-owned unconsolidated entities
Income (loss) from partially-owned unconsolidated entities for the three months ended June 30, 2010 was income of $0.4 million compared to a loss of $0.6 million from the comparable prior year period. The increase was primarily attributable to the disposition of our interests in certain joint ventures during 2009.
(Loss) gain on hedging activities
(Loss) gain on hedging activities for the three months ended June 30, 2010 was $0.3 million. In 2010, we recognized a loss on hedging activities as a result of a reclassification of amounts in “Accumulated Other Comprehensive Loss” in connection with the conclusion that it is probable that we will not make interest payments associated with previously hedged debt as a result of repurchases under our senior note repurchase program. See Note 12 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q for additional details.

(Loss) gain from sale of property
(Loss) gain from sale of property, net of income taxes, for the three months ended June 30, 2010 was a $0.7 million loss, compared to a loss of $0.1 million in the comparable prior year period. Losses recognized during the three months ended June 30, 2010 are primarily attributable to mitigation of structural settlement and infrastructure costs related to two commercial assets disposed of in previous years.
Income taxes and other
Income taxes and other for the three months ended June 30, 2010 was expense of $0.4 million, compared to expense of $0.2 million in the comparable prior year period. Our provision for income taxes was $0 million for the three months ended June 30, 2010 and 2009 and our effective income tax rate was 0% for the three months ended June 30, 2010 and 2009.
Loss from discontinued operations
Loss from discontinued operations for the three months ended June 30, 2010 was a loss of $28,000, compared to a loss of $1.3 million, including a $1.8 million non-cash impairment charge, in the comparable prior year period.  At June 30, 2010, there were no operating properties classified as held for sale, nor were there dispositions of properties during the three months ended June 30, 2010.
Results of Operations – Six Months Ended June 30, 2010 and 2009
Minimum rent
Minimum rent for the six months ended June 30, 2010 was $147.1 million, an increase of $6.6 million from the comparable prior year period. The increase is minimum rent is attributable to the consolidation of one multifamily apartment community and the acquisitions of two commercial properties since the second quarter of 2009, partially offset by a decrease in minimum rent at multifamily apartment communities that were stabilized during both periods. We define “stabilized” communities as those that have attained 93% physical occupancy.
Tenant recoveries
Tenant recoveries for the six months ended June 30, 2010 were $5.4 million, an increase of $3.4 million from the comparable prior year period as a result of the acquisition of two commercial properties during the fourth quarter of 2009.
Other property related revenue
Other property related revenue for the six months ended June 30, 2010 was $23.7 million, an increase of $4.0 million from the comparable prior year period. Of the increase, $2.2 million is attributable to our multifamily cable revenue program, which has now been fully implemented, and the remaining increase is attributable to the consolidation of one multifamily apartment community and developments placed into service since the second quarter of 2009.
Other non-property related revenues
Other non-property related revenues, which consist primarily of management fees, development fees, and other miscellaneous fees, were $6.3 million for the six months ended June 30, 2010, a decrease of $1.1 million from the comparable prior year period, due to the termination of management contracts in connection with the disposition of our interests in certain joint ventures in 2009.
Property operating expenses
Property operating expenses for the six months ended June 30, 2010 were $51.4 million, an increase of $6.0 million from the comparable prior year period. Of the increase, $3.1 million is attributable to the consolidation of one multifamily apartment community and the acquisitions of two commercial properties since the second quarter of 2009. The remaining increase is primarily due to repairs and maintenance expenses associated with an increase in occupancy rates and cable television expenses related to the rollout of our bulk cable program.

Taxes, licenses and insurance
Taxes, licenses and insurance expenses for the six months ended June 30, 2010 were $22.0 million, an increase of $0.8 million from the comparable prior year period. The increase was primarily attributable property taxes associated with the consolidation of one multifamily apartment community and the acquisition of two commercial properties since the second quarter of 2009, partially offset by a decline in related expenses at our stabilized multifamily apartment communities.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses were relatively flat between comparable periods.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2010 were $10.3 million, an increase of $1.4 million from the comparable prior year period primarily due to increases in incentive compensation and legal expenses.
Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the six months ended June 30, 2010 were $5.3 million, a decrease of $2.5 million from the comparable prior year period. The decrease was primarily due to overhead reductions related to the termination of management contracts in connection with the disposition of our interests in certain joint ventures in 2009.
Restructuring charges
We did not incur restructuring charges during the six months ended June 30, 2010. During the six months ended June 30, 2009, we incurred restructuring charges of $0.8 million as a result of our efforts to reduce overhead. See Note 3 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q for additional details.
Investment and Development
Investment and development expenses include costs incurred related to potential mergers, acquisitions and abandoned pursuits. These expenses for the six months ended June 30, 2009 were $1.5 million, which were the result of the write-off of costs related to a change in strategic direction with respect to our Nord du Lac development.
Depreciation and amortization
Depreciation and amortization expense for the six months ended June 30, 2010 was $64.9 million, an increase of $6.8 million from the comparable prior year period. Of the increase, $6.3 million is attributable to the consolidation of one multifamily apartment community and the acquisitions of two commercial properties since the second quarter of 2009. The remaining increase is attributable to developments placed into service during 2009.
Impairment and other losses
Included in impairment and other losses for the six months ended June 30, 2010 is casualty losses of $0.8 million, which resulted from property damage at three of our multifamily apartment communities during the first quarter 2010. Impairment charges for the six months ended June 30, 2009 were $3.4 million ($1.6 million in continuing operations and $1.8 million in discontinued operations, which appears in “(Loss) income from discontinued operations”). Included in the 2009 impairment charge is $2.4 million associated with three for-sale residential projects, $0.3 million associated with the closing on the sale of our remaining 17 units at Regents Park, a for-sale residential development, and $0.7 million associated with the sale of our remaining 15% interest in Colonial Pinnacle Craft Farms. See Note 4 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q for additional details.

Interest expense
Interest expense for the six months ended June 30, 2010 was $41.8 million, a decrease of $1.4 million from the comparable prior year period. The decrease is primarily attributable to a lower weighted average interest rate on our total consolidated debt when compared to the prior year period partially as a result of our repurchase of unsecured senior notes of CRLP having relatively higher interest rates and the closing of our new 10-year secured financing having a relatively lower interest rate.
Debt cost amortization
Debt cost amortization for the six months ended June 30, 2010 was $2.3 million, an increase of $0.2 million from the comparable prior year period. The increase is primarily attributable to $579.6 million of new secured financing obtained during 2010 and 2009. This increase was partially offset by our repurchases of unsecured senior notes of CRLP.
Gains on retirement of debt
Gains on retirement of debt for the six months ended June 30, 2010 were $1.0 million compared to $41.6 million, excluding write-offs related to hedging activities, for the comparable prior year period. Gains recognized in the second quarter of 2010 are related to the repurchase of $37.7 million of outstanding unsecured senior notes at an average 3.5% discount to par value. During the six months ended June 30, 2009, we recognized gains on the repurchase of $412.4 million of outstanding unsecured senior notes at an average of 10.9% discount to par value.
Income (loss) from partially-owned unconsolidated entities
Income (loss) from partially-owned unconsolidated entities for the six months ended June 30, 2010 was income of $0.7 million compared to a loss of $1.3 million in the comparable prior year period. The increase was primarily attributable to the disposition of our interests in certain joint ventures during 2009.
Loss on hedging activities
Loss on hedging activities for the six months ended June 30, 2010 and 2009 was $0.3 million and $1.1 million, respectively. In 2010 and 2009 we recognized a loss on hedging activities as a result of a reclassification of amounts in “Accumulated Other Comprehensive Loss” in connection with the conclusion that it is probable that we will not make interest payments associated with previously hedged debt as a result of repurchases under our senior note repurchase program. See Note 12 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q for additional details.
(Loss) gain from sales of property
(Loss) gain from sale of property, net of income taxes, for the six months ended June 30, 2010 was a $0.7 million loss compared to a $5.2 million gain in the comparable prior year period. Losses recognized during the six months ended June 30, 2010 primarily were attributable to mitigation of structural settlement and infrastructure costs related to two commercial assets disposed of in previous years. Gains recognized during the six months ended June 30, 2009 were primarily attributable to the disposition of Colonial Promenade Fultondale, a retail development, and a land outparcel at Colonial Promenade Tannehill.
Income taxes and other
Income taxes and other for the six months ended June 30, 2010 was expense of $0.7 million, compared to an income tax benefit of $2.9 million in the comparable prior year period. Our provision for income taxes was zero for the six months ended June 30, 2010 and 2009 and our effective income tax rate was 0% for the six months ended June 30, 2010 and 2009. The income tax benefit of $2.9 million for the six months ended June 30, 2009 is offset by income tax expense related to certain property dispositions included in “(Loss) gain from sales of property, net of income taxes.”
Loss from discontinued operations
Loss from discontinued operations for the six months ended June 30, 2010 and 2009 was a loss of $0.1 million and $0.7 million, respectively.  At June 30, 2010, there were no operating properties classified as held for sale, nor were there dispositions of properties during the six months ended June 30, 2010.

Liquidity and Capital Resources
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in each of the Trust’s and CRLP’s Consolidated Condensed Statements of Cash Flows contained in this Form 10-Q.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2010 increased $26.8 million, to $61.4 million from $34.6 million for the prior year period for each of the Trust and CRLP. The increase was due primarily to the receipt of $17.2 million of tax refunds during the second quarter of 2010. See Note 2 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q for additional details. For the remainder of 2010, we expect cash flows from operating activities to be slightly higher than 2009 primarily driven by the effect of the completed acquisitions of two commercial assets and the consolidation of one multifamily apartment community in 2009 and supplemented by any growth we are able to generate in our multifamily portfolio.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2010 was $64.3 million compared to net cash provided by investing activities of $1.6 million for the comparable prior year period for each of the Trust and CRLP. The change primarily is the result of a significantly reduced level of disposition activity, resulting in a decrease in proceeds from property sales when compared to the comparable prior year period, the acquisition of one multifamily asset, and the acquisition of the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture from the lender at par, partially offset by postponement of developments, as previously discussed. As we explore growth through potential acquisitions and development expenditures, our cash flow used for investing activities could significantly increase.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2010 was $2.1 million, compared to net cash used in financing activities of $37.1 million for the comparable prior year period for each of the Trust and CRLP. The change for both the Trust and CRLP was primarily attributable to new secured financings of $73.2 million, the issuance of $50.0 million of the Trust’s common shares under the Trust’s previous $50.0 million “at-the-market” equity offering program, and a reduction in debt payments associated with repurchases of $37.7 million of unsecured senior notes of CRLP. Given the availability under our unsecured credit facility, proceeds from the issuances of common shares through our new “at-the-market” equity program, proceeds from our projected asset sales, and limited debt maturities in 2010, we expect to have adequate liquidity to execute our previously discussed 2010 business strategy.
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
We believe that cash generated from dispositions of assets, borrowings under our credit facility, net proceeds from our new “at-the-market” equity offering program and cash generated from operations, will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.

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
Long-Term Liquidity Needs
Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant capital expenditures that need to be made at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common shares (including through “at-the-market” equity offering programs), sales of preferred shares, capital raised through the disposition of assets and joint venture capital transactions.
The Trust has filed a registration statement with the SEC allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. As described herein, during the six months ended June 30, 2010, management issued 3,602,348 common shares through the ”at-the-market” equity offering program we commenced in March 2010 generating aggregate net proceeds of $48.8 million. The proceeds were used to repay a portion of our unsecured credit facility and for general corporate purposes. Pursuant to the CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing program, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold. We have exhausted our full $50.0 million authorization under the above-mentioned “at-the-market” equity offering program. In July 2010, the Trust’s Board of Trustees authorized a new $100.0 million “at-the-market” equity offering program.
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
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our assets, our degree of leverage and borrowing restrictions imposed by our current lenders. In March 2010, Moody’s Investor Service (“Moody’s”) and Standard & Poor’s reaffirmed our 2009 ratings of Ba1 and BB+, respectively. In March 2009, Moody’s and Standard & Poor’s lowered their credit ratings on our senior unsecured debt, resulting in an increase in the pricing under our credit facility to LIBOR plus 105 points from LIBOR plus 75 points. These credit rating downgrades have reduced the likelihood that we would be able to access the unsecured public debt market on terms advantageous to us. Notwithstanding the credit downgrades, during 2009, we were able to obtain secured financing of $506.4 million, for a 10-year term, through Fannie Mae. In addition, during the second quarter 2010, we closed on $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a 10-year term, carries a fixed interest rate of 5.02 percent and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of our unsecured credit facility. We will continue to monitor the unsecured and secured debt markets, including Fannie Mae and/or Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. In the current market, our ability to sell commercial properties to raise cash is challenging. For example, we may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the six months ended June 30, 2010, we sold assets for aggregate proceeds of approximately $5.3 million ($3.9 million from the sale of consolidated assets and $1.4 million, which is our pro-rata share, from the sale of an unconsolidated land parcel). The proceeds from the asset sales were used to repay a portion of outstanding borrowings under our unsecured credit facility.

At June 30, 2010, our total outstanding debt balance was $1.71 billion. The outstanding balance includes fixed-rate debt of $1.39 billion, or 81.5% of the total debt balance, and floating-rate debt of $316.3 million, or 18.5% of the total debt balance. As further discussed below, at June 30, 2010, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.
Distributions
The distribution on the Trust’s common shares and CRLP’s common units payable on August 9, 2010 to holders of record on August 2, 2010, is $0.15 per share. We also pay regular quarterly distributions on preferred shares in the Trust and on preferred units in CRLP. The maintenance of these distributions is subject to various factors, including the discretion of the Trust’s Board of Trustees, the Trust’s ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to the Trust’s shareholders (excluding net capital gains).
Unsecured Revolving Credit Facility
As of June 30, 2010, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $8.1 million as of June 30, 2010.
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
The Credit Facility and cash management line, which are primarily used to finance property acquisitions and developments and more recently to fund repurchases of CRLP senior notes, had an aggregate outstanding balance at June 30, 2010 of $303.1 million. The interest rate of the Credit Facility, including the cash management line, was 1.40% at June 30, 2010.
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

Collateralized Credit Facility
In the second quarter of 2010, we closed on a $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a 10-year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of the outstanding balance on our unsecured credit facility.
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
Under both facilities, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from these financings were used to repay a portion of the outstanding borrowings under our unsecured credit facility.
Equity Repurchases
On January 27, 2010, the Trust’s Board of Trustees authorized a new preferred securities repurchase program under which the Trust may repurchase up to $25 million of its outstanding 8 1/8% Series D preferred depositary shares. The preferred shares may be repurchased from time to time over the next 12 months in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. This repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Trust will continue to monitor the equity markets and repurchase certain preferred shares that meet the Trust’s required criteria, as funds are available. The Trust did not repurchase any 8 1/8% Series D preferred depositary shares during the six months ended June 30, 2010.
Unsecured Senior Note Repurchases
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
During the six months ended June 30, 2010, we repurchased $37.7 million in unsecured senior notes, at a 3.5% discount to par value, which represents a 6.7% yield to maturity and resulted in the recognition of $0.7 million in net gains.
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
Approximately 60 purchasers of condominium units at our Mira Vista at James Island property in Charleston, South Carolina, which is one of our condominium conversion properties that was completed in 2002, have filed a lawsuit against us seeking damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. We are currently investigating the matter and evaluating our options, and we intend to vigorously defend our self against these claims.  However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time.  Further, no assurance can be given that the matter will be resolved favorably to us.
During the three months ended June 30, 2010, we accrued $0.8 million for certain contingent liabilities related to mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale.  Both of these properties were sold by CPSI in previous years, and therefore are expensed as additional development costs in “(Loss) Gain on Sales of Property” in our Consolidated Condensed Statements of Operations.
As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures but continue to retain our interest in the other joint venture. In connection with the 2007 joint venture transactions, we assumed certain contingent obligations for a total of $15.7 million, of which $6.0 million remains outstanding as of June 30, 2010.
As of June 30, 2010, we are self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
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
With respect to the Colonial Promenade Smyrna joint venture, we and our joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. On May 3, 2010, we acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see below under “Off-Balance Sheet Arrangements”). As a result of this transaction, our guarantee of this loan was terminated, but our joint venture partner’s guarantee remains in place.
In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At June 30, 2010, the total amount of debt of the joint venture was approximately $15.9 million and the debt matures in December 2012. At June 30, 2010, no liability was recorded for the guarantee.

In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, no liability was recorded for these guarantees.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness totaling $21.2 million at June 30, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by us.
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
Off-Balance Sheet Arrangements
At June 30, 2010, our pro-rata share of mortgage debt of unconsolidated joint ventures is $225.4 million.
The aggregate maturities of this mortgage debt are as follows:

(in millions)
2010	$11.7
2011	20.4
2012	2.0
2013	6.0
2014	116.4
Thereafter	68.9

$225.4

Of this debt, $2.0 million maturing in 2012 includes an option for at least a one-year extension. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
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

In November 2006, we and our joint venture partner each committed to guarantee up to $8.65 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. We and our joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. On May 3, 2010, we acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of our purchase. The note has an interest rate of one-month LIBOR plus 1.20%. We agreed with our joint venture partner to extend the maturity date of the note in accordance with the original extension terms of the note, which provided for an optional extension of maturity for two additional consecutive one year periods. Accordingly, the maturity date of the note has been extended to December 2010 with an additional option to extend for one additional year.
On June 7, 2010, one of our joint ventures, Parkway Place Limited Partnership, completed the refinancing of a $51.0 million outstanding mortgage loan associated with the joint venture’s Parkway Place retail shopping center, located in Huntsville, Alabama, which was set to mature in June 2010. The joint venture, of which we have a 50% ownership interest, obtained a new ten-year $42.0 million mortgage loan that bears interest at a fixed rate of 6.5% per annum. We, along with our joint venture partner, each contributed our pro-rata portion of the existing mortgage debt shortfall in cash to the joint venture, which was used to pay off the balance on the existing mortgage debt. Our pro-rata portion of the cash payment, $5.4 million, was funded from our unsecured line of credit.
On June 30, 2010, upon completing our exit from two single-asset multifamily joint ventures, we paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, in which we now have a 100% ownership interest. The loan was originally set to mature in October 2010.
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
Critical Accounting Policies and Estimates
Please refer to the 2009 Form 10-K for discussions of our critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the three months ended June 30, 2010, there were no material changes to these policies.
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

At June 30, 2010, we had $2.5 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of our senior note repurchase programs. The changes in “Accumulated other comprehensive loss” for reclassification to “(Loss) gain on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of our senior note repurchase program was $0.3 million for the three months ended June 30, 2010, and $0.3 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively. We did not reclassify amounts to “(Loss) gain on hedging activities” for the three months ended June 30, 2009.
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
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2010, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 81.5%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and unit data)	2010	2009	2010	2009

Net (loss) income available to common shareholders	$(11,849)	$(1,903)	$(24,178)	$12,001
Noncontrolling interest in CRLP	(1,290)	(339)	(2,785)	2,166
Noncontrolling interest in gain on sale of undepreciated property	—	—	—	992

Total	$(13,139)	$(2,242)	$(26,963)	$15,159

Adjustments (consolidated):
Real estate depreciation	29,802	27,778	59,623	55,186
Real estate amortization	1,718	386	3,459	728
Consolidated gains from sales of property, net of income tax and noncontrolling interest	667	175	709	(5,250)
Gains from sales of undepreciated property, net of income tax and noncontrolling interest (1)	(631)	(187)	(641)	3,544
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	1,715	4,449	4,123	9,234
Real estate amortization	708	1,638	1,410	3,452
Gains from sales of property	(15)	35	(96)	52

Funds from operations (2)	$20,825	$32,032	$41,624	$82,105

Income allocated to participating securities	(169)	(156)	(343)	(401)

Funds from Operations available to common shareholders and unitholders	$20,656	$31,876	$41,281	$81,704

FFO per Share (2)
Basic	$0.27	$0.56	$0.54	$1.43

Diluted	$0.27	$0.56	$0.54	$1.43

Weighted average common shares outstanding — basic	69,553	48,649	67,998	48,427
Weighted average partnership units outstanding — basic (3)	7,656	8,729	7,905	8,794

Weighted average shares and units outstanding — basic	77,209	57,378	75,903	57,221
Effect of diluted securities	—	—	—	—

Weighted average shares and units outstanding — diluted	77,209	57,378	75,903	57,221

(1)	We recognize incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds, less costs of sales, from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by our taxable REIT subsidiary.

(2)	FFO for the three and six months ended June 30, 2009 includes $2.4 million and $3.4 million of non-cash impairment charges, respectively, which is equivalent to $0.04 and$0.06 per basic and diluted share, respectively.

(3)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2010, we had approximately $316.3 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.2 billion of total assets as of June 30, 2010.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $3.2 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.2 million. This assumes that the amount outstanding under our variable rate debt remains approximately $316.3 million, the balance as of June 30, 2010.
As of June 30, 2010, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4. Controls and Procedures
Controls and Procedures with respect to the Trust
(a) Disclosure controls and procedures.
The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, of the effectiveness as of June 30, 2010 of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
There were no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Controls and Procedures with respect to CRLP
(a) Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of June 30, 2010 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer of the Trust concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
There were no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the CRLP’s internal control over financial reporting.
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

The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of June 30, 2010 there were 125,000,000 common shares authorized under our Declaration of Trust, as amended, of which 71,231,432 were outstanding as of June 30, 2010. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to share option and share purchase plans. In addition to issuances of shares pursuant to share option and share purchase plans, as of June 30, 2010, we may issue up to 7,386,202 common shares upon redemption of currently outstanding units of our operating partnership. We also have filed a registration statement with the Securities and Exchange Commission allowing us to offer, from time to time, equity securities (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. As of June 30, 2010, we had issued an aggregate of $208.6 million in common shares under this registration statement. In July 2010, our Board of Trustees authorized us to issue up to $100.0 million of common shares under a new “at-the-market” equity offering program. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distribution or sales of our common shares will have on the market price of our common shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of repurchases by the Trust of common shares of the Trust for the three months ended June 30, 2010 is as follows:

			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet be
	Total Number of Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans

April 1 - April 30, 2010	11,831	$15.48	—	—
May 1 - May 31, 2010	—	—	—	—
June 1 - June 30, 2010	62	15.08	—	—

Total	11,893	$15.48	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended June 30, 2010, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the Table above.
The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plan in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended June 30, 2010, CRLP issued 66,384 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $1.3 million.
The Trust has also issued common shares under its $50.0 million “at-the-market” equity offering program that are registered under the Act. Pursuant to the Partnership Agreement, each time the Trust issues common shares pursuant to this program, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended June 30, 2010, CRLP issued 1,102,830 common units to the Trust for shares issued under the Trust’s “at-the-market” equity offering program for an aggregate of approximately $16.6 million of net proceeds.
Item 6. Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST
Date: August 6, 2010	By:	/s/ C. Reynolds Thompson, III
C. Reynolds Thompson, III
President and Chief Financial Officer

Date: August 6, 2010	By:	/s/ Bradley P. Sandidge
Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership
	By:	Colonial Properties Trust
Its General Partner

Date: August 6, 2010	By:	/s/ C. Reynolds Thompson, III
C. Reynolds Thompson, III
President and Chief Financial Officer

Date: August 6, 2010	By:	/s/ Bradley P. Sandidge
Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

Page

12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Share Distributions for the Trust	Filed herewith	Page 75

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith	Page 76

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 77

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 78

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 79

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 80

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 81

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 82

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 83

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 84