Form 10-Q
period 2010-09-30
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2010-11-05
CIK 909111, 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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

Colonial Properties Trust	Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Colonial Realty Limited Partnership	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Colonial Properties Trust	YES ☐ NO ☑
Colonial Realty Limited Partnership	YES ☐ NO ☑
As of November 2, 2010, Colonial Properties Trust had 77,684,026 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Explanatory Note
This Form 10-Q includes information with respect to both Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 91.4% limited partner interest as of September 30, 2010. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Separate financial statements and accompanying notes are provided for each of the Trust and CRLP. Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both the Trust and CRLP since the Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	(unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Land, buildings & equipment	$3,260,508	$3,210,350
Undeveloped land and construction in progress	283,482	237,100
Less: Accumulated depreciation	(610,031)	(519,728)
Real estate assets held for sale, net	29,793	65,022

Net real estate assets	2,963,752	2,992,744

Cash and cash equivalents	7,639	4,590
Restricted cash	9,327	7,952
Accounts receivable, net	15,738	33,934
Notes receivable	43,776	22,208
Prepaid expenses	26,151	16,503
Deferred debt and lease costs	21,992	22,560
Investment in partially-owned entities	38,052	17,422
Other assets	53,250	54,719

Total assets	$3,179,677	$3,172,632

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,404,466	$1,393,797
Unsecured credit facility	301,363	310,546

Total debt	1,705,829	1,704,343

Accounts payable	31,981	28,299
Accrued interest	17,646	13,133
Accrued expenses	26,425	26,142
Investment in partially-owned entities	23,073	—
Other liabilities	12,940	15,054

Total liabilities	1,817,894	1,786,971

Redeemable noncontrolling interest:
Common Units	136,783	133,537

Equity:
Preferred shares of beneficial interest, $0.01 par value, 20,000,000 shares authorized: 8 1/8% Series D Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25 per depositary share, 0 and 4,004,735 depositary shares (liquidation value of $0 and $100,118,000) issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	4
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 83,277,903 and 71,989,227 shares issued at September 30, 2010 and December 31, 2009, respectively	833	720
Additional paid-in capital	1,804,857	1,760,362
Cumulative earnings	1,266,361	1,296,188
Cumulative distributions	(1,795,317)	(1,753,015)
Noncontrolling interest:
Limited partners’ noncontrolling interest	780	985
7 1/4% Series B Cumulative Redeemable Preferred Units	100,000	100,000
Treasury shares, at cost; 5,623,150 shares at September 30, 2010 and December 31, 2009	(150,163)	(150,163)
Accumulated other comprehensive loss	(2,351)	(2,957)

Total equity	1,225,000	1,252,124

Total liabilities and equity	$3,179,677	$3,172,632

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Minimum rent	$73,751	$69,028	$220,842	$209,475
Tenant recoveries	2,416	848	7,798	2,823
Other property related revenue	12,358	10,870	36,016	30,505
Other non-property related revenue	2,614	3,987	8,912	11,402

Total Revenue	91,139	84,733	273,568	254,205

Expenses:
Property operating expenses	28,255	25,615	79,632	70,976
Taxes, licenses and insurance	9,826	8,386	31,866	29,674
Property management expenses	2,323	1,728	6,008	5,329
General and administrative expenses	3,757	4,073	14,022	12,982
Management fees and other expenses	2,001	3,340	7,259	11,131
Restructuring charges	—	588	—	1,400
Investment and development	9	100	42	1,585
Depreciation	30,554	28,070	91,075	84,130
Amortization	2,299	864	6,693	2,936
Impairment and other losses	131	221	914	1,839

Total operating expenses	79,155	72,985	237,511	221,982

Income from operations	11,984	11,748	36,057	32,223

Other income (expense):
Interest expense	(21,223)	(22,593)	(63,051)	(65,835)
Debt cost amortization	(1,156)	(1,247)	(3,472)	(3,357)
Gains on retirement of debt	—	14,929	1,044	56,480
Interest income	444	345	1,162	1,095
(Loss) from partially-owned investments	(687)	(3,317)	(23)	(4,595)
(Loss) on hedging activities	—	(649)	(289)	(1,709)
(Loss) gain from sales of property, net of income taxes of $24 (3Q10) and $1 (3Q09) and $117 (YTD10) and $3,157 (YTD09)	(287)	506	(947)	5,745
Income taxes and other	(196)	(352)	(883)	2,518

Total other income (expense)	(23,105)	(12,378)	(66,459)	(9,658)

(Loss) income from continuing operations	(11,121)	(630)	(30,402)	22,565

(Loss) income from discontinued operations	(11)	234	(59)	(512)
(Loss) gain on disposal of discontinued operations, net of income taxes of $- (3Q10) and $- (3Q09) and $- (YTD10) and $70 (YTD09)	(347)	(5)	(396)	7

(Loss) income from discontinued operations	(358)	229	(455)	(505)

Net (loss) income	(11,479)	(401)	(30,857)	22,060

Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	1,615	616	4,430	(1,492)
Noncontrolling interest in CRLP — preferred unitholders	(1,813)	(1,813)	(5,438)	(5,438)
Noncontrolling interest of limited partners	(1)	—	110	(999)
Discontinued Operations
Noncontrolling interest in CRLP from discontinued operations	32	(53)	45	(14)
Noncontrolling interest of limited partners	—	155	(5)	597

Income attributable to noncontrolling interest	(167)	(1,095)	(858)	(7,346)

Net (loss) income attributable to parent company	(11,646)	(1,496)	(31,715)	14,714

Dividends to preferred shareholders	(1,582)	(1,998)	(5,649)	(6,108)
Preferred share issuance costs write-off, net of discount	(3,550)	30	(3,550)	25

Net (loss) income available to common shareholders	$(16,778)	$(3,464)	$(40,914)	$8,631

Net (loss) income per common share — Basic:
(Loss) income from continuing operations	$(0.22)	$(0.08)	$(0.58)	$0.17
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	—

Net (loss) income per common share — Basic	$(0.23)	$(0.07)	$(0.59)	$0.17

Net (loss) income per common share — Diluted:
(Loss) income from continuing operations	$(0.22)	$(0.08)	$(0.58)	$0.17
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	—

Net (loss) income per common share — Diluted	$(0.23)	$(0.07)	$(0.59)	$0.17

Weighted average common shares outstanding:
Basic	74,411	50,787	70,157	49,222
Diluted	74,411	50,787	70,157	49,222
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(30,857)	$22,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,173	88,717
Loss from partially-owned entities	23	4,595
Losses (gains) from sales of property	1,226	(8,887)
Impairment and other losses	914	3,890
Gain on retirement of debt	(1,044)	(56,480)
Distributions of income from partially-owned entities	4,707	9,529
Other, net	4,692	3,312
Change in:
Restricted cash	(1,375)	(878)
Accounts receivable	18,269	10,689
Prepaid expenses	(3,421)	(11,424)
Other assets	(531)	8,972
Change in:
Accounts payable	4,330	(18,234)
Accrued interest	4,513	(2,605)
Accrued expenses and other	(1,830)	21,292

Net cash provided by operating activities	97,789	74,548

Cash flows from investing activities:
Acquisition of properties	(4,512)	—
Development expenditures	(25,870)	(40,591)
Tenant improvements and leasing commissions	(6,196)	99
Capital expenditures	(22,169)	(13,129)
Proceeds from sales of property, net of selling costs	6,593	62,507
Issuance of notes receivable	(28,228)	(21)
Repayments of notes receivable	5,548	2,334
Distributions from partially-owned entities	768	2,702
Capital contributions to partially-owned entities	(5,376)	(58)
Sale of securities	—	1,622

Net cash (used in) provided by investing activities	(79,442)	15,465

Cash flows from financing activities:
Proceeds from additional borrowings	73,200	521,959
Proceeds from dividend reinvestment plan and exercise of stock options	1,044	2,317
Proceeds from common share issuance, net of expenses	147,731	41,123
Principal reductions of debt	(81,193)	(550,538)
Payment of debt issuance costs	(1,346)	(5,841)
Proceeds from borrowings on revolving credit lines	635,000	610,000
Payments on revolving credit lines and overdrafts	(643,868)	(648,706)
Dividends paid to common and preferred shareholders	(42,302)	(38,479)
Redemption of Nord du Lac CDD bonds	—	(22,429)
Redemption of Preferred Series D Shares	(100,118)	—
Distributions to noncontrolling partners in CRLP	(3,446)	(4,753)

Net cash used in financing activities	(15,298)	(95,347)

Decrease in cash and cash equivalents	3,049	(5,334)
Cash and cash equivalents, beginning of period	4,590	9,185

Cash and cash equivalents, end of period	$7,639	$3,851

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$59,488	$71,973
Cash received during the period for income taxes	$(17,368)	$(9,849)

Supplemental disclosure of non-cash transactions:
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase	$1,637	$—
Consolidation of CMS V / CG at Canyon Creek Joint Venture	$—	$30,689
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share data)

	Series D		Additional			Limited Partners’	Series B		Accumulated Other	Total	Redeemable
	Preferred	Common	Paid-In	Cumulative	Cumulative	Noncontrolling	Preferred	Treasury	Comprehensive	Shareholders’	Common
For the nine months ended September 30, 2010 and 2009	Shares	Shares	Capital	Earnings	Distributions	Interest	Units	Shares	Loss	Equity	Units

Balance December 31, 2008	$4	$542	$1,619,897	$1,281,330	$(1,700,739)	$1,943	$100,000	$(150,163)	$(5,205)	$1,147,609	$124,848

Net income				20,034		396				20,430	$1,629
Adjustment for amounts included in net income									2,134	2,134
Distributions on common shares ($0.55 per share)					(26,959)					(26,959)	(4,753)
Distributions on preferred shares					(11,520)					(11,520)
Issuance of restricted common shares of beneficial Interest			(273)							(273)
Amortization of stock based compensation			1,938							1,938
Redemption of Series D preferred shares of beneficial interest			(157)							(157)
Cancellation of vested restricted shares to pay taxes			(168)							(168)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		1	1,322							1,323
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		7	4,709							4,716	(4,715)
Equity Offering Programs, net of cost		48	41,755							41,803
Change in interest of limited partners						(1,271)				(1,271)
Change in redemption value of common units			(7,993)							(7,993)	7,993

Balance September 30, 2009	$4	$598	$1,661,030	$1,301,364	$(1,739,218)	$1,068	$100,000	$(150,163)	$(3,071)	$1,171,612	$125,002

Balance December 31, 2009	$4	$720	$1,760,362	$1,296,188	$(1,753,015)	$985	$100,000	$(150,163)	$(2,957)	$1,252,124	$133,537

Net income (loss)				(26,277)		(105)				(26,382)	$(4,475)
Adjustment for amounts included in net income (loss)									606	606
Distributions on common shares ($0.15 per share)					(31,215)					(31,215)	(3,446)
Distributions on preferred shares					(5,649)					(5,649)
Distributions on preferred units of CRLP					(5,438)					(5,438)
Issuance of restricted common shares of beneficial interest		4	204							208
Amortization of stock based compensation			3,357							3,357
Redemption of Series D preferred shares of beneficial interest	(4)		(96,564)	(3,550)						(100,118)
Cancellation of vested restricted shares to pay taxes			(202)							(202)
Issuance of common shares from options exercised			35							35
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		1	1,209							1,210
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		9	13,749							13,758	(13,758)
Equity Offering Programs, net of cost		99	147,632							147,731
Change in interest of limited partners						(100)				(100)
Change in redemption value of common units			(24,925)							(24,925)	24,925

Balance September 30, 2010	$-0-	$833	$1,804,857	$1,266,361	$(1,795,317)	$780	$100,000	$(150,163)	$(2,351)	$1,225,000	$136,783

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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
The Company’s activities include full or partial ownership and operation of a portfolio of 155 properties as of September 30, 2010, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2010, including properties in lease-up, the Company owns interests in 110 multifamily apartment communities (including 106 consolidated properties, of which 105 are wholly-owned and one is partially-owned, and four properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including five wholly-owned consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Consolidated Condensed Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development and condominium conversion activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI has an income tax receivable of $0.5 million and $17.8 million as of September 30, 2010 and December 31, 2009, respectively, which is included in “Accounts receivable, net” on the Company’s Consolidated Condensed Balance Sheet. CPSI’s consolidated provision for income taxes and effective income tax rate were zero for each of the three and nine months ended September 30, 2010 and 2009, due to the continued assessment that CPSI’s deferred tax assets are not likely to be recoverable and, as such, are fully reserved.
Tax years 2003 through 2009 are subject to examination by the federal taxing authorities. Generally, tax years 2007 through 2009 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI is able to carryback tax losses that occurred in the year ended December 31, 2009 against income that was recognized in 2005 and 2006. During the fourth quarter 2009, CPSI recorded an income tax benefit as a result of the new NOL carryback rules. During the nine months ended September 30, 2010, the Company received $17.4 million of tax refunds. The Company anticipates receiving the remaining refund amounts by December 31, 2010.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchased applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. The Company made this election with regard to a portion of the CRLP debt repurchased in 2009.
The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent.
As of September 30, 2010, the Company had notes receivable of $45.5 million consisting primarily of:
•	$26.4 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. The note has an annual interest rate of one-month LIBOR plus 1.20% (see Note 12 — “Unconsolidated Joint Venture Financing Activity”).
•	$16.6 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.
In September 2010, the principal balance on the Colonial Promenade Smyrna note receivable was reduced by $0.6 million, to $26.4 million, from proceeds received from the sale of an outparcel.

The Company had accrued interest related to its outstanding notes receivable of $0.4 million and $0.1 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company had recorded a reserve of $2.1 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at September 30, 2010 and December 31, 2009 was approximately 4.6% and 6.0%, respectively. Interest income is recognized on an accrual basis.
Fair Value Measures
The Company applies the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurements and Disclosures”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4) and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 12) and notes receivable (see above). The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at September 30, 2010. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.
The following table presents the Company’s real estate assets reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures:

(in thousands)	Fair value measurements as of September 30, 2010
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets held for sale, net	$27,365	$—	$—	$27,365
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
At September 30, 2010, the estimated fair value of fixed rate debt was approximately $1.4 billion (carrying value of $1.39 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $314.5 million.
The estimated fair value of the Company’s notes receivable at September 30, 2010 and December 31, 2009 was approximately $43.8 million and $22.2 million, respectively, based on market rates and similar financing arrangements.
Accounting Pronouncements
Pronouncements Recently Adopted
In June 2009, the FASB issued Statement of Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. FIN 46(R), now known as ASC 810-10-30, Initial Measurement. ASC 810-10-30 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, ASC 810-10-30 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. ASC 810-10-30 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. ASC 810-10-30 is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of ASC 810-10-30 did not have a material impact on the Company’s consolidated condensed financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including (i) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, (ii) the reasons for any transfers in or out of Level 3 and (iii) and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated condensed financial statements.
Loss Contingencies
The Company is subject to various claims, disputes and legal proceedings, including those described under “Liquidity and Capital Resources — Contingencies” and “Off-Balance Sheet Arrangements”, the outcomes of which are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. During the three months ended September 30, 2010, the Company increased its loss contingency accrual by $1.5 million, to $2.6 million in the aggregate.
Note 3 — Restructuring Charges
The Company did not incur restructuring charges during the three or nine months ended September 30, 2010.
As a result of the Company’s 2009 initiative to improve efficiencies with respect to management of its properties and operation of the Company’s portfolio, including reducing overhead and postponing or phasing future development activities, during the first and third quarters of 2009, the Company reduced its workforce by 30 and 24 employees, respectively, through the elimination of certain positions resulting in the incurrence of an aggregate of $0.8 million and $0.6 million, respectively, in termination benefits and severance related charges. Of the $1.4 million in restructuring charges recorded in 2009, approximately $0.5 million was associated with the Company’s multifamily segment, including $0.2 million associated with development personnel, $0.8 million was associated with the Company’s commercial segment, including $0.3 million associated with development personnel, and $0.1 million were non-divisional charges.
The expenses of the Company’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2009.
Note 4 — Impairment and other losses
During the three months ended September 30, 2010, the Company recorded $0.1 million in non-cash impairment charges resulting from additional costs related to the sale of the remaining units at one of the Company’s for-sale residential projects. In addition, during the nine months ended September 30, 2010, the Company recorded $0.8 million as a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather. These charges are included in “Impairment and other losses” in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2010.
During the three months ended September 30, 2009, the Company recorded $0.5 million in non-cash impairment charges. Of these charges, $0.2 million was attributable to Colonial Grand at Traditions and $0.3 million was related to the bulk sale of the remaining units at Portofino at Jensen Beach.
In September 2009, the Company determined that it was probable that the Company will have to fund a $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a 324-unit apartment community located in Gulf Shores, Alabama. Accordingly, the Company recognized a charge to earnings of $3.5 million in the third quarter of 2009 for this expected payment, which is included in “Loss from partially-owned investments” in the Company’s Consolidated Statements of Operations. In addition, the Company determined that its 35% joint venture interest was impaired and that this impairment was other than temporary. The impairment charge was calculated as the difference between the estimated fair value of the Company’s joint venture interest and the current book value of the Company’s joint venture interest. As a result, the Company recognized a non-cash impairment charge of $0.2 million in third quarter of 2009 for this other-than-temporary impairment, which is included in “Impairment and other losses” in the Consolidated Condensed Statement of Operations.

As a result of the bulk sale of the remaining units at Portofino at Jensen Beach, during the third quarter of 2009, the Company recorded an additional non-cash impairment charge of $0.3 million as a result of the sales price versus the net book value of the asset. The $0.3 million charge is included in “(Loss) income from discontinued operations” on the Company’s Consolidated Condensed Statement of Operations.
The Company recorded an aggregate of $3.9 million of non-cash impairment charges during the nine months ended September 30, 2009. Of the $1.8 million reflected in “Impairment and other losses” in the Consolidated Condensed Statements of Operations for the nine months ended September 30, 2009, $0.7 million was recorded for Colonial Pinnacle Craft Farms, $0.5 million was recorded for Grander, $0.3 million was recorded for Regents Park, $0.2 million was recorded for Colonial Grand at Traditions and $0.1 million is related to three outparcels at Colonial Promenade at Tannehill. Of the $2.1 million included in “(Loss) income from discontinued operations” in the Consolidated Condensed Statements of Operations, $1.2 million was recorded for Murano at Delray Beach and $0.9 million for Portofino at Jensen Beach.
The Company’s determination of fair value is based on inputs management believes are consistent with those that market participants would use. The Company estimates the fair value of each property and development project evaluated for impairment based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. The fair value of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, unit sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity. The Company will continue to monitor the specific facts and circumstances at the Company’s for-sale properties and development projects. Existing economic and market uncertainties may impact the number of projects the Company can sell, the timing of the sales and/or the prices at which the Company can sell them in future periods, and may result in additional impairment charges in connection with sales. If the Company is unable to sell projects, the Company may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of the Company’s assets as reflected on the balance sheet and adversely affect net income and equity. There can be no assurances of the amount or pace of future property sales and closings, particularly given current economic and market conditions. In particular, the recent oil spill in the Gulf of Mexico has negatively impacted the current economic conditions in Gulf Shores, Alabama, where the Company owns several assets. If economic conditions in the Gulf Shores area do not improve, the Company’s current basis in such assets could become impaired.
Note 5 — Acquisition and Disposition Activity
During the second quarter of 2010, the Company exited two single-asset multifamily joint ventures with DRA Advisors LLC, transferring its 20% ownership interest in Colonial Village at Cary, located in Raleigh, North Carolina, and making a net cash payment of $2.7 million in exchange for the remaining 80% ownership interest in Colonial Grand at Riverchase Trails, located in Birmingham, Alabama (see Note 11).
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

Multifamiy
Portofino at Jensen Beach	Port St. Lucie, FL	September 2009	118
Murano at Delray Beach	West Palm Beach, FL	September 2009	93

Commercial
Colonial Promenade Winter Haven	Orlando, FL	December 2009	286,297
Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, the Company does not intend to retain a continuing interest in the property, and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of September 30, 2010, the Company had classified four for-sale developments as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $29.8 million as of September 30, 2010, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these properties as of September 30, 2010.

As of September 30, 2010, there were no operating properties classified as held for sale. During the three months ended March 31, 2010, the Company transferred one commercial development and two for-sale developments from assets “held for sale” to “assets held for investment” as the Company decided it will hold this land for a longer term. In addition, the Company reallocated the commercial portion of two mixed-use development sites from assets “held for sale” to “assets held for investment”.
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
Below is a summary of the operations of the properties classified as discontinued operations during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2010	2009	2010	2009

Property revenues:
Minimum rent	$—	$834	$—	$3,064
Tenant recoveries	—	41	—	158
Other revenue	—	116	—	340

Total revenues	—	991	—	3,562

Property operating and adminstrative expenses	11	506	59	1,892
Impairment	—	251	—	2,051
Depreciation and amortization	—	—	—	131

Total expenses	11	757	59	4,074

(Loss) income from discontinued operations before net gain on disposition of dicontinued operations	(11)	234	(59)	(512)
Net (loss) gain on dispostion of discontinued operations, net of income taxes	(347)	(5)	(396)	7
Noncontrolling interest in CRLP from discontinued operations	32	(53)	45	(14)
Noncontrolling interest to limited partners	—	155	(5)	597

(Loss) income from discontinued operations attributable to parent company	$(326)	$331	$(415)	$78

Note 6 — For-Sale Activities
The total number of units sold for condominium conversion properties, for-sale residential properties and lots for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

For-Sale Residential	15	53	24	112
Condominium Conversion	—	211	—	238

	15	264	24	350

The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2010	2009	2010	2009

Condominium revenues	$—	$15,730	$—	$16,851
Condominium costs	(350)	(15,714)	(350)	(16,592)

(Losses) gains on condominium sales, before income taxes	(350)	16	(350)	259

For-sale residential revenues	4,782	8,855	7,416	33,553
For-sale residential costs	(4,906)	(8,260)	(7,594)	(33,083)

(Losses) gains on for-sale residential sales, before income taxes	(124)	595	(178)	470

Provisions for income taxes	—	—	—	(70)

(Losses) gains on condominium conversions and for-sale residential sales, net of income taxes	$(474)	$611	$(528)	$659

The net gains on condominium conversion sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. During the three and nine months ended September 30, 2010, the Company recorded $0.4 million for HOA settlement costs related to infrastructure repairs with respect to a previously sold condominium conversion property. For the three and nine months ended September 30, 2009, net gains on condominium conversion sales, net of income taxes, of approximately $16,000 and $189,000 are included in discontinued operations, respectively. As of December 31, 2009, the Company had sold all remaining condominium conversion properties.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 7 — Undeveloped Land and Construction in Progress
During the second quarter of 2010, the Company placed into service Colonial Promenade Craft Farms, located in Gulf Shores, Alabama, adding 68,000 square feet to the Company’s commercial portfolio.

The Company currently has one active development project, as outlined in the table below. In 2009, the Company decided to postpone development activities associated with the projects listed under “Future Developments” in the table below until it determined that the current economic environment had sufficiently improved.

			Costs
		Total Units/	Capitalized to
		Square Feet (1)	Date
	Location	(unaudited)	(in thousands)
Active Developments:
Commercial Projects:
Colonial Promenade Nord du Lac (Phase I) (2)	Covington, LA	174	$22,703

		174	22,703

Future Developments:
Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,280
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Randal Park (3)	Orlando, FL	750	19,171
Colonial Grand at Hampton Preserve	Tampa, FL	486	15,412
Colonial Grand at South End	Charlotte, NC	353	12,988
Colonial Grand at Azure	Las Vegas, NV	188	7,804
Colonial Grand at Cityway	Austin, TX	320	5,140

		2,536	76,174

Commercial Projects:
Colonial Promenade Huntsville	Huntsville, AL	111	9,751
Colonial Promenade Nord du Lac (2)	Covington, LA	—	30,508

		111	40,259

Other Projects and Undeveloped Land
Multifamily			3,292
Commercial			55,835
Commercial Outparcels/Pads			15,223
For-Sale Residential Land (4)			69,996

			144,346

Consolidated Construction in Progress			$283,482

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor owned square footage.

(2)	The Company intends to develop this project in phases over time. Costs capitalized to date for this development, including costs for Phase I, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	This project is part of a mixed-use development. The Company is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of development are subject to change.

(4)	These costs are presented net of a $24.6 million non-cash impairment charge recorded on two of the projects in 2009, 2008 and 2007.
Interest capitalized on construction in progress during the three months ended September 30, 2010 and 2009 was $0.3 million and $0.5 million, respectively. Interest capitalized on construction in progress during the nine months ended September 30, 2010 and 2009 was $1.0 million and $3.5 million, respectively.

Note 8 — Net (Loss) Income Per Share
For the three and nine months ended September 30, 2010 and 2009, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2010	2009	2010	2009

Numerator:
Net (loss) income attributable to parent company	$(11,646)	$(1,496)	$(31,715)	$14,714
Less:
Preferred stock dividends	(1,582)	(1,998)	(5,649)	(6,108)
Loss (income) from discontinued operations	326	(331)	415	(78)
Income allocated to participating securities	(89)	(41)	(277)	(152)
Preferred share issuance costs write-off, net of discount	(3,550)	30	(3,550)	25

(Loss) income from continuing operations available to common shareholders	$(16,541)	$(3,836)	$(40,776)	$8,401

Denominator:
Denominator for basic net income per share — weighted average common shares	74,411	50,787	70,157	49,222
Effect of dilutive securities	—	—	—	—

Denominator for diluted net income per share — adjusted weighted average common shares	74,411	50,787	70,157	49,222

For the three months ended September 30, 2010 and 2009, the Company reported a net loss from continuing operations, and as such, 82,584 and 1,669 dilutive share equivalents, respectively, have been excluded from the computation of diluted net income per share because including such shares would be anti-dilutive. For the three months ended September 30, 2010 and 2009, 1,160,917 and 1,354,335 outstanding share options, respectively, were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2010, the Company reported a net loss from continuing operations, and as such, 20,969 dilutive share equivalents have been excluded from the computation of diluted net income per share because including such shares would be anti-dilutive. For the nine months ended September 30, 2010, 1,205,917 outstanding share options were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2009, 1,331,467 outstanding share options were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares, and therefore, the effect of including such shares would be anti-dilutive.
Note 9 — Equity
The following table presents the changes in the issued common shares of beneficial interest since December 31, 2009 (but excluding 7,317,125 and 8,162,845 units of CRLP at September 30, 2010 and December 31, 2009, respectively, which are redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share):

Issued at December 31, 2009 (1)	71,989,227

Common shares issued through dividend reinvestments	54,124
Restricted shares issued (cancelled), net	389,279
Shares offered under “at-the-market” equity offering programs	9,931,374
Redemption of CRLP units for common shares	845,720
Issuances under other employee and nonemployee share plans	68,179

Issued at September 30, 2010 (1)	83,277,903

(1)	Includes 5,623,150 treasury shares.

At-the-Market Equity Offering Programs
On February 22, 2010, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of the Trust’s common shares under an “at-the-market” equity offering program, which the Trust launched on March 4, 2010. During the six months ended June 30, 2010, the Company issued 3,602,348 common shares at a weighted average issue price of $13.88 per share generating net proceeds of approximately $49.0 million, exhausting its full $50.0 million authorization under this “at-the-market” equity offering program. On July 21, 2010, the Trust’s Board of Trustees approved the issuance of up to $100.0 million of the Trust’s common shares under a new “at-the-market” equity offering program, which the Trust launched on July 30, 2010. On August 2, 2010, the Trust completed the new “at-the-market” equity offering program, which resulted in the sale of 6,329,026 common shares of the Trust generating net proceeds of approximately $99.0 million, at an average price of $15.80 per share. This exhausted the approved issuance of up to $100.0 million of common shares under this “at-the-market” equity offering program.
As of September 30, 2010, the Trust had issued an aggregate of 9,931,374 common shares at a weighted average issue price of $15.10 per share generating net proceeds of approximately $148.0 million. The Company used these proceeds to redeem all of the Trust’s outstanding Series D preferred depositary shares (the “Series D Preferred Depositary Shares”), each representing 1/10th of an 8 1/8 percent Series D Cumulative Redeemable Preferred Share of the Trust (the “Series D Preferred Shares”), to repay a portion of the outstanding balance under its unsecured credit facility and to fund general corporate purposes.
Repurchases of Series D Preferred Depositary Shares
In October 2008, the Trust’s Board of Trustees authorized a repurchase program which allowed the Trust to repurchase up to an additional $25.0 million of its outstanding Series D Preferred Depositary Shares over a 12 month period. The Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units of CRLP. During 2009, the Trust repurchased 6,515 Series D Preferred Depositary Shares (and CRLP repurchased a corresponding amount of Series D Preferred Units) in open market transactions for a purchase price of $126,761, or $19.46 per Series D Preferred Depositary Share. The Company received a 22.2% discount on the repurchase to the liquidation preference price of $25.00 per depositary share and wrote off a nominal amount of issuance costs. In the aggregate, the Trust repurchased $24.1 million of its outstanding Series D Preferred Depositary Shares (and CRLP has repurchased a corresponding amount of Series D Preferred Units) under this program, which expired in late October 2009.
In August 2010, the Board of Trustees of the Trust authorized the redemption of all of the outstanding 4,004,735 Series D Preferred Depositary Shares. The Series D Preferred Depositary Shares were redeemed by the Trust (and CRLP repurchased all of the Series D Preferred Units) on September 10, 2010 for a purchase price of $25.00 per Series D Preferred Depositary Share, plus accrued and unpaid dividends for the period from August 1, 2010 through and including the redemption date, for an aggregate redemption price per Series D Preferred Depositary Share of $25.2257, or $100.1 million in the aggregate. After the redemption date, dividends on the Series D Preferred Depositary Shares ceased to be accrued, the Series D Preferred Depositary Shares were no longer deemed outstanding, and all rights of the holders of the Series D Preferred Depositary Shares ceased. The redemption price was paid by the Company from the proceeds from the Trust’s $100.0 million “at-the-market” program in August 2010. As a result of the redemption of the Series D Preferred Depositary Shares, the Company recorded a charge of approximately $3.6 million during the three months ended September 30, 2010, related to the original preferred share issuance costs.
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

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising ), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the three and nine months ended September 30, 2010 and 2009, and total segment assets to total assets as of September 30, 2010 and December 31, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Revenues:
Segment Revenues:
Multifamily	$77,579	$76,566	$230,490	$231,330
Commercial	19,477	22,470	60,789	68,980

Total Segment Revenues	97,056	99,036	291,279	300,310

Partially-owned unconsolidated entities — Multifamily	(662)	(1,485)	(2,573)	(5,527)
Partially-owned unconsolidated entities — Commercial	(7,866)	(15,814)	(24,050)	(48,418)
Other non-property related revenues	2,614	3,987	8,912	11,402
Discontinued operations property revenues	(3)	(991)	—	(3,562)

Total Consolidated Revenues	91,139	84,733	273,568	254,205

NOI:
Segment NOI:
Multifamily	43,087	43,578	129,260	133,112
Commercial	12,832	14,233	41,155	44,049

Total Segment NOI	55,919	57,811	170,415	177,161

Partially-owned unconsolidated entities — Multifamily	(283)	(719)	(1,161)	(2,792)
Partially-owned unconsolidated entities — Commercial	(5,203)	(9,862)	(16,155)	(30,546)
Other non-property related revenues	2,614	3,987	8,912	11,402
Discontinued operations property NOI	11	(234)	59	381
Impairment charge — discontinued operations (1)	—	(251)	—	(2,051)
Property management expenses	(2,323)	(1,728)	(6,008)	(5,329)
General and administrative expenses	(3,757)	(4,073)	(14,022)	(12,982)
Management fee and other expenses	(2,001)	(3,340)	(7,259)	(11,131)
Restructuring charges	—	(588)	—	(1,400)
Investment and development (2)	(9)	(100)	(42)	(1,585)
Depreciation	(30,554)	(28,070)	(91,075)	(84,130)
Amortization	(2,299)	(864)	(6,693)	(2,936)
Impairment and other losses (1)	(131)	(221)	(914)	(1,839)

Income from operations	11,984	11,748	36,057	32,223

Total other income (expense), net (3)	(23,105)	(12,378)	(66,459)	(9,658)

(Loss) income from continuing operations	$(11,121)	$(630)	$(30,402)	$22,565

	September 30,	December 31,
(in thousands)	2010	2009
Assets
Segment Assets:
Multifamily	$2,465,957	$2,502,772
Commercial	558,030	538,046

Total Segment Assets	3,023,987	3,040,818

Unallocated corporate assets (4)	155,690	131,814

	$3,179,677	$3,172,632

Footnotes on following page

(1)	See Note 4 — “Impairment and other losses” for description of charges.

(2)	Reflects costs incurred related to potential mergers, acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(3)	For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 6 related to for-sale activities.

(4)	Includes the Company’s investment in partially-owned entities of $38,052 as of September 30, 2010 and net investment of $17,422 as of December 31, 2009. As of September 30, 2010, investments in partially-owned entities of $23.1 million, for which the Company’s basis is a negative balance (i.e., credit balance), have been classified as a liability.
Note 11 — Investment in Partially-Owned Entities
During the second quarter of 2010, the Company exited two single-asset multifamily joint ventures with DRA Advisors LLC (“DRA”) totaling 664 units, in each of which the Company had a 20% ownership interest. Pursuant to the transaction, the Company transferred its 20% ownership interest in Colonial Village at Cary to DRA and made a net cash payment of $2.7 million in exchange for DRA’s 80% ownership in the 345-unit Colonial Grand at Riverchase Trails located in Birmingham, Alabama. Additionally, the Company paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, which was set to mature in October 2010. The Company now owns 100% of Colonial Grand at Riverchase Trails and DRA owns 100% of Colonial Village at Cary, with respect to which DRA assumed the existing secured mortgage. As of September 30, 2010, the Company no longer manages Colonial Village at Cary. The transaction was funded by borrowings from the Company’s unsecured credit facility and proceeds from issuances of common shares through the Company’s “at-the-market” equity offering programs.
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
In assessing whether or not the Company was the primary beneficiary under FASB ASU 2009-17, the Company considered the significant economic activities of this variable interest entity to consist of:
(1)	the sale of the single apartment community owned by the partnership,
(2)	the financing arrangements with banks or other creditors,

(3)	the capital improvements or significant repairs, and

(4)	the pricing of apartment units for rent.
The Company concluded that it has the power to direct these activities and that the Company has the obligation to absorb losses and right to receive benefits from the joint venture that could be significant to the joint venture. Therefore, the Company believes the consolidation of the CMS/Canyon Creek joint venture is appropriate.

Investments in Unconsolidated Partially-Owned Entities
The Company accounts for the following investments in unconsolidated partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of September 30, 2010 and December 31, 2009:

			(in thousands)
	Percent		September 30,	December 31,
	Owned		2010	2009
Mulitfamily:
Belterra, Ft. Worth, TX	10.00%		$459	$525
Regents Park (Phase II), Atlanta, GA	40.00	% (1)	3,369	3,387
CG at Huntcliff, Atlanta, GA	20.00%		1,511	1,646
CG at McKinney, Dallas, TX	25.00	% (1)	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%		819	914
DRA CV at Cary, Raleigh, NC	20.00%		—	1,440
DRA The Groves at Riverchase, Birmingham, AL	20.00%		—	1,133

Total Multifamily			$7,879	$10,766

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		189	154
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		41	(190)
Colonial Promenade Madison, Huntsville, AL	25.00%		2,101	2,119
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,183	2,174
DRA/CLP JV	15.00	% (2)	(17,877)	(15,321)
Highway 150, LLC, Birmingham, AL	10.00%		55	59
Bluerock, Huntsville, AL	10.00	% (3)	(5,195)	(4,617)
Parkside Drive LLC I, Knoxville, TN	50.00%		1,809	3,073
Parkside Drive LLC II, Knoxville, TN	50.00%		7,085	7,210
Parkway Place Limited Partnership, Huntsville, AL	50.00%		14,943	10,168

Total Commercial			$5,334	$4,829

Other
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%		17	35
Heathrow, Orlando, FL	50.00	% (1)	1,749	1,792

			$1,766	$1,827

			$14,979	$17,422

(1)	These joint ventures consist of undeveloped land.

(2)	As of September 30, 2010, this joint venture included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $13.8 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately ($31.7) million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2010.

(3)	Equity investment includes the Company’s investment of approximately $1.9 million, offset by the excess basis difference on the transaction of approximately ($7.1) million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2010.

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the date of the Company’s acquisitions is as follows:

	As of	As of
	September 30,	December 31,
(in thousands)	2010	2009
Balance Sheet
Assets
Land, building, & equipment, net	$1,320,546	$1,416,526
Construction in progress	27,121	19,695
Other assets	113,469	118,095

Total assets	$1,461,136	$1,554,316

Liabilities and Partners’ Equity
Notes payable (1)	$1,158,333	$1,211,927
Other liabilities	110,970	108,277
Partners’ equity	191,833	234,112

Total liabilities and partners’ capital	$1,461,136	$1,554,316

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Statement of Operations
Revenues	$44,472	$99,958	$136,996	$311,953
Operating expenses	(16,623)	(39,962)	(49,864)	(121,915)
Interest expense	(18,476)	(35,218)	(54,453)	(111,117)
Depreciation, amortization and other	(18,818)	(41,926)	(57,020)	(123,241)

Net loss (2)	$(9,445)	$(17,148)	$(24,341)	$(44,320)

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at September 30, 2010 and December 31, 2009 was $224.9 million and $239.1 million, respectively.

(2)	In addition to the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Loss from partially-owned investments” of ($0.7) million and ($3.3) million for the three months ended September 30, 2010 and 2009, respectively, and ($23,000) and ($4.6) million for the nine months ended September 30, 2010 and 2009, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.
Investments in Variable Interest Entities
The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary.
Based on the Company’s evaluation, as of September 30, 2010, the Company did not have a controlling interest in, nor is the Company the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above in “Investments in Consolidated Partially-Owned Entities”, CMS/Colonial Canyon Creek, which the Company began consolidating in September 2009.
Unconsolidated Variable Interest Entities
As of September 30, 2010, the Company had an interest in one VIE with significant variable interests for which the Company is not the primary beneficiary.
With respect to the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the joint venture, for a total guarantee of $7.0 million of the principal amount. The Company and its joint venture partner each committed to provide 50% of the guarantee, which is different from the relative voting and economic interests of the parties in the joint venture. As a result, this investment qualifies as a VIE, but the Company has determined that it would not absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate the joint venture. In September 2009, the Company determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. In addition, the Company determined that is 35% noncontrolling joint venture interest was impaired and that this impairment was other than temporary. As a result, the Company wrote-off its entire investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the quarter ended September 30, 2009. The construction loan matured on April 15, 2010, but has not been repaid by the joint venture (see Note 12 — “Unconsolidated Joint Venture Financing Activity”).

Note 12 — Financing Activities
In the second quarter of 2010, the Company closed on $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a 10-year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of outstanding balance on the Company’s unsecured credit facility.
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
As of September 30, 2010, CRLP, with the Company as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2010.
Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows the Company to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wells Fargo’s designated base rate, plus a base rate margin ranging up to 0.25% based on the Company’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on the Company’s unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.
The Credit Facility and the cash management line, which primarily are used by the Company to finance property acquisitions and developments and more recently, to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an outstanding balance at September 30, 2010 of $301.4 million, including $11.4 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility (including the cash management line) was 1.31% at September 30, 2010 and 2009.
The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as they become due. At September 30, 2010, the Company was in compliance with these covenants. However, given the downturn in the economy and continued uncertainty in the stock and credit markets, there can be no assurance that the Company will be able to maintain compliance with these ratios and other debt covenants in the future.

Many of the recent disruptions in the financial markets have been brought about in large part by failures in the U.S. banking system. If Wells Fargo or any of the other financial institutions that have extended credit commitments to the Company under the Credit Facility or otherwise are adversely affected by the conditions of the financial markets, these financial institutions may become unable to fund borrowings under credit commitments to the Company under the Credit Facility, the cash management line or otherwise. If these lenders become unable to fund the Company’s borrowings pursuant to the financial institutions’ commitments, the Company may need to obtain replacement financings, and such financing, if available, may not be on commercially attractive terms.
Unsecured Senior Notes Repurchases
In January 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program, which allows the Company to repurchase up to $100.0 million of outstanding unsecured senior notes of CRLP. This new repurchase program runs through December 31, 2010. Under this program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. The Company will continue to monitor the debt markets and repurchase certain senior notes that meet the Company’s required criteria, as funds are available. The Company anticipates funding potential repurchases from borrowings under its existing Credit Facility, proceeds from property sales and/or other available funds.
Repurchases of the outstanding unsecured senior notes of CRLP during 2010 are as follows:

			Yield-to-	Net
(in millions)	Amount	Discount	Maturity	Gain (1)

1st Quarter	$8.7	1.0%	6.5%	$—
2nd Quarter	29.0	4.3%	6.8%	0.8
3rd Quarter	—	—	—	—

YTD’ 10	$37.7	3.5%	6.7%	$0.8

(1)	Gains are presented net of the loss on hedging activities of $0.3 million recorded during the nine months ended September 30, 2010 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the Company’s conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.
During 2009, under the Company’s prior senior note repurchase program, the Company repurchased an aggregate of $181.0 million of outstanding unsecured senior notes of CRLP in separate transactions. In addition to the shares repurchased pursuant to the senior note repurchase, during 2009, the Company completed two separate cash tender offers for outstanding unsecured notes of CRLP. In April 2009, the Company completed a cash tender offer for $250.0 million in aggregate principal amount of outstanding notes maturing in 2010 and 2011, and in September 2009, the Company completed an additional cash tender offer for $148.2 million in aggregate principal amount of outstanding notes maturing in 2014, 2015 and 2016. The prior senior note repurchase program and both tender offers were approved by the Company’s Board of Trustees before they were commenced. As a result, during 2009, the Company repurchased an aggregate of $579.2 million of its outstanding unsecured senior notes at an aggregate average of 10.6% discount to par value, which represents an 8.1% yield to maturity. As a result of the repurchases, during 2009, the Company recognized net gains of approximately $54.7 million, which is included in “Gains on retirement of debt” on the Company’s Consolidated Statements of Operations.

Repurchases of the outstanding unsecured senior notes of CRLP during 2009 are as follows:

			Yield-to-	Net
(in millions)	Amount	Discount	Maturity	Gain (1)

1st Quarter	$96.9	27.1%	12.6%	$24.2
2nd Quarter (2)	315.5	5.9%	6.8%	16.2
3rd Quarter (3)	166.8	10.0%	7.9%	14.3
4th Quarter	—	—	—	—

YE’ 09	$579.2	10.6%	8.1%	$54.7

(1)	Gains are presented net of the loss on hedging activities of $1.1 million recorded during the three months ended March 31, 2009 and $0.6 million recorded during the three months ended September 30, 2009 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.

(2)	Repurchases include $250.0 million repurchased pursuant to the Company’s tender offer that closed on May 4, 2009, which was conducted outside of the senior note repurchase program.

(3)	Repurchases include $148.2 million repurchased pursuant to the Company’s tender offer that closed on August 31, 2009, which was conducted outside of the senior note repurchase program.
Unconsolidated Joint Venture Financing Activity
During April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. Construction at this site is complete as the project was placed into service during 2008. On September 25, 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee provided on the original construction loan. Accordingly, on September 30, 2009, $3.5 million was recorded for the guarantee. As of September 30, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount due on the construction loan. The lender has made a demand on the joint venture for the outstanding balance under the loan. The lender has also made a demand on the Company for the $3.5 million guarantee payment, together with outstanding interest on the loan (which as of September 30, 2010, was approximately $1.1 million). On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace the Company as property manager and take control of the property’s cash flow. To date, discussions among the Company, its joint venture partner and the lender to reach a mutually acceptable arrangement with respect to the outstanding loan have been unsuccessful. However, no assurance can be given that the joint venture or the Company will be able to reach a mutually satisfactory resolution of this situation.
In November 2006, the Company and its joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. On May 3, 2010, the Company acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of purchase. The note has an interest rate of one-month LIBOR plus 1.20%. The Company has agreed with its joint venture partner to extend the maturity date of the note consistent with the original extension terms of the note, which provided for an option to extend maturity for two additional consecutive one year periods. Accordingly, the maturity date of the note has been extended to December 2010 with an option to extend for one additional year. As a result of this transaction, the Company’s guarantee on this note was terminated, but the joint venture partner’s guarantee remains in place.
On June 7, 2010, one of the Company’s joint ventures, Parkway Place Limited Partnership, completed the refinancing of a $51.0 outstanding mortgage loan associated with the joint venture’s Parkway Place retail shopping center, located in Huntsville, Alabama, which was set to mature in June 2010. The joint venture, of which the Company has a 50% ownership interest, obtained a new ten-year $42.0 million mortgage loan that bears interest at a fixed rate of 6.5% per annum. Each of the Company and its joint venture partner contributed its pro-rata portion of the existing mortgage debt shortfall in cash to the joint venture, which was used to pay off the balance on the existing mortgage debt. The Company’s pro-rata portion of the cash payment, $5.4 million, was funded from the Company’s unsecured credit facility. See Note 15 — “Subsequent Events” for additional details regarding this joint venture.

On June 30, 2010, upon the Company completing its exit from two single-asset multifamily joint ventures (discussed above in Note 11), the Company paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, in which the Company now has 100% interest. The loan was originally set to mature in October 2010.
There can be no assurance that the Company’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, pay off the existing loans that are maturing, or renegotiating suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to the Company’s joint venture interests (discussed in “Item 1A: Risk Factors” in the Company’s 2009 Annual Report on Form 10-K) may materially adversely impact the value of the Company’s joint venture interests, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
Note 13 — Derivatives and Hedging
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
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
At September 30, 2010, the Company had $2.4 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of the Company’s senior note repurchase programs. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were immaterial for all periods presented. The changes in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of the Company’s senior note repurchase program was $0.6 million for the three months ended September 30, 2009, and $0.3 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. The Company did not reclassify amounts to “Loss on hedging activities” for the three months ended September 30, 2010.
Note 14 — Contingencies and Guarantees
Contingencies
The Company is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which were developed in a joint venture in which the Company is a majority owner. The contractor is affiliated with the Company’s joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against the Company alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. The Company has been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims have been resolved by negotiations and mediations, and others may also be similarly resolved. Some of these claims will likely be arbitrated or litigated to conclusion.
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
Approximately 60 purchasers of condominium units at the Company’s Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all units were sold in 2006, have filed lawsuits against the Company seeking damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. There were a total of 230 units built at this condominium conversion property. The Company anticipates that additional purchasers of these units also may file lawsuits. The Company is currently investigating the matter and evaluating its options, and the Company intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time. Further, no assurance can be given that the matter will be resolved favorably to the Company.
During the three and nine months ended September 30, 2010, the Company accrued $0.3 million and $1.1 million, respectively, for certain contingent liabilities related to mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of these properties were sold by CPSI in previous years, and therefore are expensed as additional development costs in “(Loss) gain from sales of property” in the Company’s Consolidated Condensed Statements of Operations.
As a result of transactions executed in 2007, the Company implemented its strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company’s wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, the Company disposed of its interest in one of these joint ventures but continues to retain its interest in the other joint venture. In connection with the 2007 joint venture transactions, the Company assumed certain contingent obligations for a total of $15.7 million, of which $5.9 million remains outstanding as of September 30, 2010.
As of September 30, 2010, the Company is self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
The Company is a party to various other legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.
Guarantees and Other Arrangements
With respect to the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. As of September 30, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010 (see Note 12).
With respect to the Colonial Promenade Smyrna joint venture, the Company and its joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the Company’s committed portion of the guarantee was reduced to $4.3 million. On May 3, 2010, the Company acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see Note 12). As a result of this transaction, the Company’s guarantee on this note was terminated, but the joint venture partner’s guarantee remains in place.

In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At September 30, 2010, the total amount of debt of the joint venture was approximately $15.8 million and the debt matures in December 2012. At September 30, 2010, no liability was recorded for the guarantee.
In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at September 30, 2010 and December 31, 2009. At September 30, 2010, no liability was recorded for these guarantees.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $21.2 million at September 30, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Note 15 — Subsequent Events
Acquisition Activity
On October 22, 2010, the Company acquired the Villas at Brier Creek, a 364-unit Class A apartment community located in Raleigh, North Carolina, for $37.9 million. The apartment community was built in 2009 and is currently 94% occupied. The apartment community is unencumbered, and the acquisition was funded through the Company’s unsecured Credit Facility.
Disposition Activity
On October 4, 2010, the Company completed the sale of its remaining 50% interest in Parkway Place Mall in Huntsville, Alabama to joint venture partner CBL & Associates Properties, Inc. (“CBL”). The total consideration was $38.8 million, comprised of $17.9 million in cash paid by CBL and CBL’s assumption of the Company’s pro rata share of the joint venture’s existing loan, which was $20.9 million. Proceeds from the sale were used to repay a portion of the outstanding balance on the Company’s unsecured Credit Facility.
Distribution
On October 27, 2010, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $12.7 million. The distribution was declared to shareholders and partners of record as of November 8, 2010 and will be paid on November 15, 2010.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	(unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Land, buildings & equipment	$3,260,495	$3,210,336
Undeveloped land and construction in progress	283,482	237,101
Less: Accumulated depreciation	(610,018)	(519,715)
Real estate assets held for sale, net	29,793	65,022

Net real estate assets	2,963,752	2,992,744

Cash and cash equivalents	7,660	4,590
Restricted cash	9,326	7,952
Accounts receivable, net	15,738	33,915
Notes receivable	43,776	22,208
Prepaid expenses	26,151	16,503
Deferred debt and lease costs	21,992	22,560
Investment in partially-owned entities	38,052	17,422
Other assets	52,501	54,066

Total assets	$3,178,948	$3,171,960

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,404,466	$1,393,797
Unsecured credit facility	301,363	310,546

Total debt	1,705,829	1,704,343

Accounts payable	31,252	27,626
Accrued interest	17,646	13,133
Accrued expenses	26,425	26,142
Investment in partially-owned entities	23,073	—
Other liabilities	7,026	8,805

Total liabilities	1,811,251	1,780,049

Redeemable units, at redemption value - 7,317,125 and 8,162,845 units outstanding at September 30, 2010 and December 31, 2009, respectively	136,783	133,537

General partner —
Common equity - 77,654,753 and 66,366,077 units outstanding at September 30, 2010 and December 31, 2009, respectively	1,135,079	1,066,390
Preferred equity ($125,000 liquidation preference)	—	96,550
Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Limited partners’ noncontrolling interest in consolidated partnership	780	985
Accumulated other comprehensive loss	(2,351)	(2,957)

Total equity	1,230,914	1,258,374

Total liabilities and equity	$3,178,948	$3,171,960

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Minimum rent	$73,751	$69,028	$220,842	$209,475
Tenant recoveries	2,416	848	7,798	2,823
Other property related revenue	12,358	10,870	36,016	30,505
Other non-property related revenue	2,614	3,987	8,912	11,402

Total revenue	91,139	84,733	273,568	254,205

Expenses:
Property operating expenses	28,255	25,615	79,632	70,976
Taxes, licenses and insurance	9,826	8,386	31,866	29,674
Property management expenses	2,323	1,728	6,008	5,329
General and administrative expenses	3,757	4,073	14,022	12,982
Management fees and other expenses	2,001	3,340	7,259	11,131
Restructuring charges	—	588	—	1,400
Investment and development	9	100	42	1,585
Depreciation	30,554	28,070	91,075	84,130
Amortization	2,299	864	6,693	2,936
Impairment and other losses	131	221	914	1,839

Total operating expenses	79,155	72,985	237,511	221,982

Income from operations	11,984	11,748	36,057	32,223

Other income (expense):
Interest expense	(21,223)	(22,593)	(63,051)	(65,835)
Debt cost amortization	(1,156)	(1,247)	(3,472)	(3,357)
Gains on retirement of debt	—	14,929	1,044	56,480
Interest income	444	345	1,162	1,095
Loss from partially-owned investments	(687)	(3,317)	(23)	(4,595)
Loss on hedging activities	—	(649)	(289)	(1,709)
(Loss) gain from sales of property, net of income taxes of $24 (3Q10) and $1 (3Q09) and $117 (YTD10) and $3,157 (YTD09)	(287)	506	(947)	5,745
Income taxes and other	(196)	(352)	(883)	2,518

Total other income (expense)	(23,105)	(12,378)	(66,459)	(9,658)

(Loss) income from continuing operations	(11,121)	(630)	(30,402)	22,565

(Loss) income from discontinued operations	(11)	234	(59)	(512)
(Loss) gain on disposal of discontinued operations, net of income taxes of $- (3Q10) and $- (3Q09) and $- (YTD10) and $70 (YTD09)	(347)	(5)	(396)	7

Loss from discontinued operations	(358)	229	(455)	(505)

Net (loss) income	(11,479)	(401)	(30,857)	22,060

Noncontrolling interest of limited partners — continuing operations	(1)	—	110	(999)
Noncontrolling interest of limited partners — discontinued operations	—	155	(5)	597

(Income) loss attributable to noncontrolling interest	(1)	155	105	(402)

Net (loss) income attributable to CRLP	(11,480)	(246)	(30,752)	21,658

Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(5,438)	(5,438)
Distributions to general partner preferred unitholders	(1,582)	(1,998)	(5,649)	(6,108)
Preferred unit issuance costs write-off, net of discount	(3,550)	30	(3,550)	25

Net (loss) income available to common unitholders	$(18,425)	$(4,027)	$(45,389)	$10,137

Net (income) loss available to common unitholders allocated to limited partners — continuing operations	1,615	616	4,430	(1,492)
Net (income) loss available to common unitholders allocated to limited partners — discontinued operations	32	(53)	45	(14)

Net (loss) income available to common unitholders allocated to general partner	$(16,778)	$(3,464)	$(40,914)	$8,631

Net (loss) income per unit — Basic:
(Loss) income from continuing operations	$(0.22)	$(0.08)	$(0.58)	$0.17
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	—

Net (loss) income per common unit — Basic	$(0.23)	$(0.07)	$(0.59)	$0.17

Net (loss) income per common unit — Diluted:
(Loss) income from continuing operations	$(0.22)	$(0.08)	$(0.58)	$0.17
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	—

Net (loss) income per common unit — Diluted	$(0.23)	$(0.07)	$(0.59)	$0.17

Average units outstanding:
Basic	81,782	59,112	77,879	57,858
Diluted	81,782	59,112	77,879	57,858
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(30,857)	$22,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,173	88,717
Loss from partially-owned entities	23	4,595
Losses (gains) from sales of property	1,226	(8,887)
Impairment and other losses	914	3,890
Gain on retirement of debt	(1,044)	(56,480)
Distributions of income from partially-owned entities	4,707	9,529
Other, net	4,692	3,312
Change in:
Restricted cash	(1,375)	(878)
Accounts receivable	18,269	10,689
Prepaid expenses	(3,421)	(11,424)
Other assets	(531)	8,972
Change in:
Accounts payable	4,330	(18,234)
Accrued interest	4,513	(2,605)
Accrued expenses and other	(1,830)	21,292

Net cash provided by operating activities	97,789	74,548

Cash flows from investing activities:
Acquisition of properties	(4,512)	—
Development expenditures	(25,870)	(40,591)
Tenant improvements and leasing commissions	(6,196)	99
Capital expenditures	(22,169)	(13,129)
Proceeds from sales of property, net of selling costs	6,593	62,507
Issuance of notes receivable	(28,228)	(21)
Repayments of notes receivable	5,548	2,334
Distributions from partially-owned entities	768	2,702
Capital contributions to partially-owned entities	(5,376)	(58)
Sale of securities	—	1,622

Net cash (used in) provided by investing activities	(79,442)	15,465

Cash flows from financing activities:
Proceeds from additional borrowings	73,200	521,959
Proceeds from dividend reinvestment plan and exercise of stock options	1,044	2,317
Proceeds from common share issuance, net of expenses	147,731	41,123
Principal reductions of debt	(81,193)	(550,538)
Payment of debt issuance costs	(1,346)	(5,841)
Proceeds from borrowings on revolving credit lines	635,000	610,000
Payments on revolving credit lines and overdrafts	(643,868)	(648,706)
Dividends paid to common and preferred shareholders	(42,302)	(38,479)
Redemption of Nord du Lac CDD bonds	—	(22,429)
Redemption of Preferred Series D Shares	(100,118)	—
Distributions to noncontrolling partners in CRLP	(3,446)	(4,753)

Net cash used in financing activities	(15,298)	(95,347)

Decrease in cash and cash equivalents	3,049	(5,334)
Cash and cash equivalents, beginning of period	4,590	9,185

Cash and cash equivalents, end of period	$7,639	$3,851

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$59,488	$71,973
Cash received during the period for income taxes	$(17,368)	$(9,849)

Supplemental disclosure of non-cash transactions:
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase	$1,637	$—
Consolidation of CMS V / CG at Canyon Creek Joint Venture	$—	$30,689
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands)

			Limited	Limited	Accumulated
	General Partner		Partners’	Partners’	Other		Redeemable
For the nine months ended	Common	Preferred	Preferred	Noncontrolling	Comprehensive		Common
September 30, 2010 and 2009	Equity	Equity	Equity	Interest	Income (Loss)	Total	Units

Balance, December 31, 2008	$963,509	$96,707	$97,406	$1,943	$(5,205)	$1,154,360	$124,848

Net income	8,488	6,108	5,438	396		20,430	1,629
Adjustment for amounts included in net income					2,134	2,134
Distributions to common unitholders	(26,959)					(26,959)	(4,753)
Distributions to preferred unitholders		(6,108)	(5,438)			(11,546)
Change in interest of limited partners				(1,271)		(1,271)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans	44,265					44,265
Redemption of preferred units		(157)				(157)
Redeemption of partnership units for shares	4,709					4,709	(4,715)
Change in redeembable noncontrolling interest	(7,993)					(7,993)	7,993

Balance, September 30, 2009	$986,019	$96,550	$97,406	$1,068	$(3,071)	$1,177,972	$125,002

Balance, December 31, 2009	$1,066,390	$96,550	$97,406	$985	$(2,957)	$1,258,374	$133,537

Net income (loss)	(37,364)	5,649	5,438	(105)		(26,382)	(4,475)
Adjustment for amounts included in net income (loss)					606	606
Distributions to common unitholders	(31,215)					(31,215)	(3,446)
Distributions to preferred unitholders		(5,649)	(5,438)			(11,087)
Change in interest of limited partners				(100)		(100)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	151,994					151,994
Redemption of preferred units	(3,550)	(96,568)				(100,118)
Writeoff of Issuance Cost						—
Redeemption of partnership units for shares	13,749					13,749	(13,758)
Change in redeembable noncontrolling interest	(24,925)					(24,925)	24,925
Other		18

Balance, September 30, 2010	$1,135,079	$-0-	$97,406	$780	$(2,351)	$1,230,914	$136,783

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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
The Trust’s activities include full or partial ownership and operation of a portfolio of 155 properties as of September 30, 2010, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2010, including properties in lease-up, the Trust owns interests in 110 multifamily apartment communities (including 106 consolidated properties, of which 105 are wholly-owned and one is partially-owned, and four properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including five wholly-owned consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Consolidated Condensed Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI has an income tax receivable of $0.5 million and $17.8 million as of September 30, 2010 and December 31, 2009, respectively, which is included in “Accounts receivable, net” on CRLP’s Consolidated Condensed Balance Sheet. CPSI’s consolidated provision for income taxes and effective income tax rate were zero for each of the three and nine months ended September 30, 2010 and 2009, due to the continued assessment that CPSI’s deferred tax assets are not likely to be recoverable and, as such, are fully reserved.
Tax years 2003 through 2009 are subject to examination by the federal taxing authorities. Generally, tax years 2007 through 2009 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI is able to carryback tax losses that occurred in the year ended December 31, 2009 against income that was recognized in 2005 and 2006. During the fourth quarter 2009, CPSI recorded an income tax benefit as a result of the new NOL carryback rules. During the nine months ended September 30, 2010, CRLP received $17.4 million of tax refunds. CRLP anticipates receiving the remaining refund amounts by December 31, 2010.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchased applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. CRLP made this election with regard to a portion of the CRLP debt repurchased in 2009.
CRLP may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to CRLP’s financial results. When CRLP has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by CRLP to third parties. CRLP records notes receivable at cost. CRLP evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent.
As of September 30, 2010, CRLP had notes receivable of $45.5 million consisting primarily of:
•	$26.4 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which CRLP acquired from the lender in May 2010. The note has an annual interest rate of one-month LIBOR plus 1.20% (see Note 12 — “Unconsolidated Joint Venture Financing Activity”).
•	$16.6 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.

In September 2010, the principal balance on the Colonial Promenade Smyrna note receivable was reduced by $0.6 million, to $26.4 million, from proceeds received from the sale of an outparcel.
CRLP had accrued interest related to its outstanding notes receivable of $0.4 million and $0.1 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, CRLP had recorded a reserve of $2.1 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at September 30, 2010 and December 31, 2009 was approximately 4.6% and 6.0%, respectively. Interest income is recognized on an accrual basis.
Fair Value Measures
CRLP applies the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurements and Disclosures”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4) and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 12) and notes receivable (see above). The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at September 30, 2010. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts CRLP could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.
The following table presents CRLP’s real estate assets reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures:

(in thousands)	Fair value measurements as of September 30, 2010
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets held for sale, net	$27,365	$—	$—	$27,365
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
At September 30, 2010, the estimated fair value of fixed rate debt was approximately $1.4 billion (carrying value of $1.39 billion) and the estimated fair value of CRLP’s variable rate debt, including CRLP’s unsecured credit facility, is consistent with the carrying value of $314.5 million.
The estimated fair value of CRLP’s notes receivable at September 30, 2010 and December 31, 2009 was approximately $43.8 million and $22.2 million, respectively, based on market rates and similar financing arrangements.
Accounting Pronouncements
Pronouncements Recently Adopted
In June 2009, the FASB issued Statement of Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. FIN 46(R), now known as ASC 810-10-30, Initial Measurement. ASC 810-10-30 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, ASC 810-10-30 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. ASC 810-10-30 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. ASC 810-10-30 is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of ASC 810-10-30 did not have a material impact on CRLP’s consolidated condensed financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including (i) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, (ii) the reasons for any transfers in or out of Level 3 and (iii) and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on CRLP’s consolidated condensed financial statements.
Loss Contingencies
CRLP is subject to various claims, disputes and legal proceedings, including those described under “Liquidity and Capital Resources — Contingencies” and “Off-Balance Sheet Arrangements”, the outcomes of which are subject to significant uncertainty. CRLP records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. CRLP reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. During the three months ended September 30, 2010, CRLP increased its loss contingency accrual by $1.5 million, to $2.6 million in the aggregate.
Note 3 — Restructuring Charges
CRLP did not incur restructuring charges during the three or nine months ended September 30, 2010.
As a result of CRLP’s 2009 initiative to improve efficiencies with respect to management of its properties and operation of CRLP’s portfolio, including reducing overhead and postponing or phasing future development activities, during the first and third quarters of 2009, CRLP reduced its workforce by 30 and 24 employees, respectively, through the elimination of certain positions resulting in the incurrence of an aggregate of $0.8 million and $0.6 million, respectively, in termination benefits and severance related charges. Of the $1.4 million in restructuring charges recorded in 2009, approximately $0.5 million was associated with CRLP’s multifamily segment, including $0.2 million associated with development personnel, $0.8 million was associated with CRLP’s commercial segment, including $0.3 million associated with development personnel, and $0.1 million were non-divisional charges.
The expenses of CRLP’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2009.
Note 4 — Impairment and other losses
During the three months ended September 30, 2010, CRLP recorded $0.1 million in non-cash impairment charges resulting from additional costs related to the sale of the remaining units at one of CRLP’s for-sale residential projects. In addition, during the nine months ended September 30, 2010, CRLP recorded $0.8 million as a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather. These charges are included in “Impairment and other losses” in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2010.
During the three months ended September 30, 2009, CRLP recorded $0.5 million in non-cash impairment charges. Of these charges, $0.2 million was attributable to Colonial Grand at Traditions and $0.3 million was related to the bulk sale of the remaining units at Portofino at Jensen Beach.
In September 2009, CRLP determined that it was probable that CRLP will have to fund a $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a 324-unit apartment community located in Gulf Shores, Alabama. Accordingly, CRLP recognized a charge to earnings of $3.5 million in the third quarter of 2009 for this expected payment, which is included in “Loss from partially-owned investments” in CRLP’s Consolidated Statements of Operations. In addition, CRLP determined that its 35% joint venture interest was impaired and that this impairment was other than temporary. The impairment charge was calculated as the difference between the estimated fair value of CRLP’s joint venture interest and the current book value of CRLP’s joint venture interest. As a result, CRLP recognized a non-cash impairment charge of $0.2 million in third quarter of 2009 for this other-than-temporary impairment, which is included in “Impairment and other losses” in the Consolidated Condensed Statement of Operations.

As a result of the bulk sale of the remaining units at Portofino at Jensen Beach, during the third quarter of 2009, CRLP recorded an additional non-cash impairment charge of $0.3 million as a result of the sales price versus the net book value of the asset. The $0.3 million charge is included in “(Loss) income from discontinued operations” on CRLP’s Consolidated Condensed Statement of Operations.
CRLP recorded an aggregate of $3.9 million of non-cash impairment charges during the nine months ended September 30, 2009. Of the $1.8 million reflected in “Impairment and other losses” in the Consolidated Condensed Statements of Operations for the nine months ended September 30, 2009, $0.7 million was recorded for Colonial Pinnacle Craft Farms, $0.5 million was recorded for Grander, $0.3 million was recorded for Regents Park, $0.2 million was recorded for Colonial Grand at Traditions and $0.1 million is related to three outparcels at Colonial Promenade at Tannehill. Of the $2.1 million included in “(Loss) income from discontinued operations” in the Consolidated Condensed Statements of Operations, $1.2 million was recorded for Murano at Delray Beach and $0.9 million for Portofino at Jensen Beach.
CRLP’s determination of fair value is based on inputs management believes are consistent with those that market participants would use. CRLP estimates the fair value of each property and development project evaluated for impairment based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. The fair value of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, unit sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity. CRLP will continue to monitor the specific facts and circumstances at CRLP’s for-sale properties and development projects. Existing economic and market uncertainties may impact the number of projects CRLP can sell, the timing of the sales and/or the prices at which CRLP can sell them in future periods, and may result in additional impairment charges in connection with sales. If CRLP is unable to sell projects, CRLP may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of CRLP’s assets as reflected on the balance sheet and adversely affect net income and equity. There can be no assurances of the amount or pace of future property sales and closings, particularly given current economic and market conditions. In particular, the recent oil spill in the Gulf of Mexico has negatively impacted the current economic conditions in Gulf Shores, Alabama, where CRLP owns several assets. If economic conditions in the Gulf Shores area do not improve, CRLP’s current basis in such assets could become impaired.
Note 5 — Acquisition and Disposition Activity
During the second quarter of 2010, CRLP exited two single-asset multifamily joint ventures with DRA Advisors LLC, transferring its 20% ownership interest in Colonial Village at Cary, located in Raleigh, North Carolina, and making a net cash payment of $2.7 million in exchange for the remaining 80% ownership interest in Colonial Grand at Riverchase Trails, located in Birmingham, Alabama (see Note 11).
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

Multifamiy
Portofino at Jensen Beach	Port St. Lucie, FL	September 2009	118
Murano at Delray Beach	West Palm Beach, FL	September 2009	93

Commercial
Colonial Promenade Winter Haven	Orlando, FL	December 2009	286,297

Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by its internal investment committee, CRLP has commenced an active program to sell the assets, CRLP does not intend to retain a continuing interest in the property, and in the opinion of CRLP’s management, it is probable the assets will sell within the next 12 months. As of September 30, 2010, CRLP had classified four for-sale developments as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $29.8 million as of September 30, 2010, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these properties as of September 30, 2010.
As of September 30, 2010, there were no operating properties classified as held for sale. During the three months ended March 31, 2010, CRLP transferred one commercial development and two for-sale developments from assets “held for sale” to “assets held for investment” as CRLP decided it will hold this land for a longer term. In addition, CRLP reallocated the commercial portion of two mixed-use development sites from assets “held for sale” to “assets held for investment”.
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
Below is a summary of the operations of the properties classified as discontinued operations during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2010	2009	2010	2009

Property revenues:
Minimum rent	$—	$834	$—	$3,064
Tenant recoveries	—	41	—	158
Other revenue	—	116	—	340

Total revenues	—	991	—	3,562

Property operating and adminstrative expenses	11	506	59	1,892
Impairment	—	251	—	2,051
Depreciation and amortization	—	—	—	131

Total expenses	11	757	59	4,074

(Loss) income from discontinued operations before net gain on disposition of dicontinued operations	(11)	234	(59)	(512)
Net (loss) gain on dispostion of discontinued operations, net of income taxes	(347)	(5)	(396)	7
Noncontrolling interest in CRLP from discontinued operations	32	(53)	45	(14)
Noncontrolling interest to limited partners	—	155	(5)	597

(Loss) income from discontinued operations attributable to parent company	$(326)	$331	$(415)	$78

Note 6 — For-Sale Activities
The total number of units sold for condominium conversion properties, for-sale residential properties and lots for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

For-Sale Residential	15	53	24	112
Condominium Conversion	—	211	—	238

	15	264	24	350

The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2010	2009	2010	2009

Condominium revenues	$—	$15,730	$—	$16,851
Condominium costs	(350)	(15,714)	(350)	(16,592)

(Losses) gains on condominium sales, before income taxes	(350)	16	(350)	259

For-sale residential revenues	4,782	8,855	7,416	33,553
For-sale residential costs	(4,906)	(8,260)	(7,594)	(33,083)

(Losses) gains on for-sale residential sales, before income taxes	(124)	595	(178)	470

Provisions for income taxes	—	—	—	(70)

(Losses) gains on condominium conversions and for-sale residential sales, net of income taxes	$(474)	$611	$(528)	$659

The net gains on condominium conversion sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. During the three and nine months ended September 30, 2010, CRLP recorded $0.4 million for HOA settlement costs related to infrastructure repairs with respect to a previously sold condominium conversion property. For the three and nine months ended September 30, 2009, net gains on condominium conversion sales, net of income taxes, of approximately $16,000 and $189,000 are included in discontinued operations, respectively. As of December 31, 2009, the Company had sold all remaining condominium conversion properties.
For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 7 — Undeveloped Land and Construction in Progress
During the second quarter of 2010, CRLP placed into service Colonial Promenade Craft Farms, located in Gulf Shores, Alabama, adding 68,000 square feet to CRLP’s commercial portfolio.
CRLP currently has one active development project, as outlined in the table below. In 2009, CRLP decided to postpone development activities associated with the projects listed under “Future Developments” in the table below until it determines that the current economic environment has sufficiently improved.

			Costs
		Total Units/	Capitalized to
		Square Feet (1)	Date
	Location	(unaudited)	(in thousands)
Active Developments:
Commercial Projects:
Colonial Promenade Nord du Lac (Phase I) (2)	Covington, LA	174	$22,703

		174	22,703

Future Developments:
Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,280
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Randal Park (3)	Orlando, FL	750	19,171
Colonial Grand at Hampton Preserve	Tampa, FL	486	15,412
Colonial Grand at South End	Charlotte, NC	353	12,988
Colonial Grand at Azure	Las Vegas, NV	188	7,804
Colonial Grand at Cityway	Austin, TX	320	5,140

		2,536	76,174

Commercial Projects:
Colonial Promenade Huntsville	Huntsville, AL	111	9,751
Colonial Promenade Nord du Lac (2)	Covington, LA	—	30,508

		111	40,259

Other Projects and Undeveloped Land
Multifamily			3,292
Commercial			55,835
Commercial Outparcels/Pads			15,223
For-Sale Residential Land (4)			69,996

			144,346

Consolidated Construction in Progress			$283,482

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor owned square footage.

(2)	CRLP intends to develop this project in phases over time. Costs capitalized to date for this development, including costs for Phase I, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	This project is part of a mixed-use development. CRLP is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of development are subject to change.

(4)	These costs are presented net of a $24.6 million non-cash impairment charge recorded on two of the projects in 2009, 2008 and 2007.
Interest capitalized on construction in progress during the three months ended September 30, 2010 and 2009 was $0.3 million and $0.5 million, respectively. Interest capitalized on construction in progress during the nine months ended September 30, 2010 and 2009 was $1.0 million and $3.5 million, respectively.

Note 8 — Net (Loss) Income Per Unit
For the three and nine months ended September 30, 2010 and 2009, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in table in thousands)	2010	2009	2010	2009
Numerator:
(Loss) income from continuing operations	$(11,121)	$(630)	$(30,402)	$22,565
Less:
Income allocated to participating securities	(89)	(41)	(277)	(152)
Noncontrolling interest of limited partners — continuing operations	(1)	—	110	(999)
Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(5,438)	(5,438)
Distributions to general partner preferred unitholders	(1,582)	(1,998)	(5,649)	(6,108)
Preferred unit issuance costs, net of discount	(3,550)	30	(3,550)	25

(Loss) income from continuing operations available to common unitholders	$(18,156)	$(4,452)	$(45,206)	$9,893

Denominator:
Denominator for basic net income per unit — weighted average units	81,782	59,112	77,879	57,858
Effect of dilutive securities:
Trustee and employee stock options, treasury method	—	—	—	—

Denominator for diluted net income per unit — adjusted weighted average units	81,782	59,112	77,879	57,858

For the three months ended September 30, 2010 and 2009, CRLP reported a net loss from continuing operations, and as such, 82,584 and 1,669 dilutive share equivalents, respectively, have been excluded from the computation of diluted net income per unit because including such share equivalents would be anti-dilutive. For the three months ended September 30, 2010 and 2009, 1,160,917 and 1,354,335 outstanding share options (and a corresponding number of units), respectively, were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2010, CRLP reported a net loss from continuing operations, and as such, 20,969 dilutive share equivalents have been excluded from the computation of diluted net income per unit because including such share equivalents would be anti-dilutive. For the nine months ended September 30, 2010, 1,205,917 outstanding share options (and a corresponding number of units) were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2009, 1,331,467 outstanding share options were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares/units, and therefore, the effect would be anti-dilutive.
Note 9 — Capital Structure
At September 30, 2010, the Trust controlled CRLP as CRLP’s sole general partner and as the holder of approximately 91.4% interest in CRLP. The limited partners of CRLP who hold redeemable common units are those persons (including certain officers and trustees of the Trust) who, at the time of the Trust’s initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market value of the Trust’s common shares or the aggregate value of the individual partners’ capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. Additionally, CRLP has outstanding $100.0 million of Series B Preferred Units issued in a private placement, that are exchangeable for 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust in whole or in part at anytime on or after January 1, 2014 at the option of the holders of the Series B Preferred Units.
The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP. The Trust’s interest in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

At-the-Market Equity Offering Programs
On February 22, 2010, the Trust’s Board of Trustees approved the issuance of up to $50.0 million of the Trust’s common shares under an “at-the-market” equity offering program, which the Trust launched on March 4, 2010. During the six months ended June 30, 2010, the Trust issued 3,602,348 common shares at a weighted average issue price of $13.88 per share generating net proceeds of approximately $49.0 million, exhausting its full $50.0 million authorization under this “at-the-market” equity offering program. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 3,602,348 common units to the Trust, at a weighted average issue price of $13,88 per unit, for the common shares issued by the Trust in the equity offering program.
On July 21, 2010, the Trust’s Board of Trustees approved the issuance of up to $100.0 million of the Trust’s common shares under a new “at-the-market” equity offering program which the Trust launched on July 30, 2010. On August 2, 2010, the Trust completed the new “at-the-market” equity offering program, which resulted in the sale of 6,329,026 common shares of the Trust generating net proceeds of approximately $99.0 million, at an average price of $15.80 per share. This exhausted the approved issuance of up to $100.0 million of common shares under this “at-the-market” equity offering program.
As of September 30, 2010, the Trust had issued an aggregate of 9,931,374 common shares at a weighted average issue price of $15.10 per share generating net proceeds of approximately $148.0 million. Accordingly, CRLP had issued 9,931,374 common units to the Trust, at a weighted average issue price of $15.10 per unit, for the common shares issued by the Trust. These proceeds were used to redeem all of the Trust’s outstanding Series D preferred depositary shares (the “Series D Preferred Depositary Shares”), each representing 1/10th of an 8 1/8 percent Series D Cumulative Redeemable Preferred Share of the Trust (the “Series D Preferred Shares”) and all of the corresponding Series D Preferred Units of CRLP, to repay a portion of the outstanding balance under CRLP’s unsecured credit facility and to fund general corporate purposes.
Repurchases of Series D Preferred Depositary Shares and Series D Preferred Units
In October 2008, the Trust’s Board of Trustees authorized a repurchase program which allowed the Trust to repurchase up to an additional $25.0 million of its outstanding Series D Preferred Depositary Shares over a 12 month period. The Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units of CRLP. During 2009, the Trust repurchased 6,515 Series D Preferred Depositary Shares (and CRLP repurchased a corresponding amount of Series D Preferred Units) in open market transactions for a purchase price of $126,761, or $19.46 per Series D Preferred Depositary Share. The Company received a 22.2% discount on the repurchase to the liquidation preference price of $25.00 per depositary share and wrote off a nominal amount of issuance costs. In the aggregate, the Trust repurchased $24.1 million of its outstanding Series D Preferred Depositary Shares (and CRLP has repurchased a corresponding amount of Series D Preferred Units) under this program, which expired in late October 2009.
In August 2010, the Board of Trustees of the Trust authorized the redemption of all of the outstanding 4,004,735 Series D Preferred Depositary Shares and a corresponding amount of Series D Preferred Units. The Series D Preferred Depositary Shares were redeemed by the Trust (and CRLP repurchased all of the Series D Preferred Units) on September 10, 2010 for a purchase price of $25.00 per Series D Preferred Depositary Share, plus accrued and unpaid dividends for the period from August 1, 2010 through and including the redemption date, for an aggregate redemption price per Series D Preferred Depositary Share of $25.2257, or $100.1 million in the aggregate. After the redemption date, dividends on the Series D Preferred Depositary Shares ceased to be accrued, the Series D Preferred Depositary Shares were no longer deemed outstanding, and all rights of the holders of the Series D Preferred Depositary Shares ceased. The redemption price was paid by CRLP from the proceeds from the Trust’s $100.0 million “at-the-market” program in August 2010. As a result of the redemption of the Series D Preferred Depositary Shares, CRLP recorded a charge of approximately $3.6 million during the three months ended September 30, 2010, related to the original preferred share issuance costs.

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
The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which CRLP has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising ), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the three and nine months ended September 30, 2010 and 2009, and total segment assets to total assets as of September 30, 2010 and December 31, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Revenues:
Segment Revenues:
Multifamily	$77,579	$76,566	$230,490	$231,330
Commercial	19,477	22,470	60,789	68,980

Total Segment Revenues	97,056	99,036	291,279	300,310

Partially-owned unconsolidated entities — Multifamily	(662)	(1,485)	(2,573)	(5,527)
Partially-owned unconsolidated entities — Commercial	(7,866)	(15,814)	(24,050)	(48,418)
Other non-property related revenues	2,614	3,987	8,912	11,402
Discontinued operations property revenues	(3)	(991)	—	(3,562)

Total Consolidated Revenues	91,139	84,733	273,568	254,205

NOI:
Segment NOI:
Multifamily	43,087	43,578	129,260	133,112
Commercial	12,832	14,233	41,155	44,049

Total Segment NOI	55,919	57,811	170,415	177,161

Partially-owned unconsolidated entities — Multifamily	(283)	(719)	(1,161)	(2,792)
Partially-owned unconsolidated entities — Commercial	(5,203)	(9,862)	(16,155)	(30,546)
Other non-property related revenues	2,614	3,987	8,912	11,402
Discontinued operations property NOI	11	(234)	59	381
Impairment charge — discontinued operations (1)	—	(251)	—	(2,051)
Property management expenses	(2,323)	(1,728)	(6,008)	(5,329)
General and administrative expenses	(3,757)	(4,073)	(14,022)	(12,982)
Management fee and other expenses	(2,001)	(3,340)	(7,259)	(11,131)
Restructuring charges	—	(588)	—	(1,400)
Investment and development (2)	(9)	(100)	(42)	(1,585)
Depreciation	(30,554)	(28,070)	(91,075)	(84,130)
Amortization	(2,299)	(864)	(6,693)	(2,936)
Impairment and other losses (1)	(131)	(221)	(914)	(1,839)

Income from operations	11,984	11,748	36,057	32,223

Total other income (expense), net (3)	(23,105)	(12,378)	(66,459)	(9,658)

(Loss) income from continuing operations	$(11,121)	$(630)	$(30,402)	$22,565

	September 30,	December 31,
(in thousands)	2010	2009
Assets
Segment Assets:
Multifamily	$2,465,957	$2,502,772
Commercial	558,030	538,046
Total Segment Assets	3,023,987	3,040,818

Unallocated corporate assets (4)	154,961	131,142

	$3,178,948	$3,171,960

(1)	See Note 4 — “Impairment and other losses” for description of charges.

(2)	Reflects costs incurred related to potential mergers, acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(3)	For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 6 related to for-sale activities.

(4)	Includes CRLP’s investment in partially-owned entities of $38,052 as of September 30, 2010 and net investment of $17,422 as of December 31, 2009. As of September 30, 2010, investments in partially-owned entities of $23.1 million, for which CRLP’s basis is a negative balance (i.e., credit balance), have been classified as a liability.

Note 11 — Investment in Partially-Owned Entities
During the second quarter of 2010, CRLP exited two single-asset multifamily joint ventures with DRA Advisors LLC (“DRA”) totaling 664 units, in each of which CRLP had a 20% ownership interest. Pursuant to the transaction, CRLP transferred its 20% ownership interest in Colonial Village at Cary to DRA and made a net cash payment of $2.7 million in exchange for DRA’s 80% ownership in the 345-unit Colonial Grand at Riverchase Trails located in Birmingham, Alabama. Additionally, CRLP paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, which was set to mature in October 2010. CRLP now owns 100% of Colonial Grand at Riverchase Trails and DRA owns 100% of Colonial Village at Cary, with respect to which DRA assumed the existing secured mortgage. As of September 30, 2010, CRLP no longer manages Colonial Village at Cary. The transaction was funded by borrowings from CRLP’s unsecured credit facility and proceeds from issuances of common shares through the Trust’s “at-the-market” equity offering programs.
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
In assessing whether or not CRLP was the primary beneficiary under FASB ASU 2009-17, CRLP considered the significant economic activities of this variable interest entity to consist of:
(1)	the sale of the single apartment community owned by the partnership,

(2)	the financing arrangements with banks or other creditors,

(3)	the capital improvements or significant repairs, and

(4)	the pricing of apartment units for rent.
CRLP concluded that it has the power to direct these activities and that CRLP has the obligation to absorb losses and right to receive benefits from the joint venture that could be significant to the joint venture. Therefore, CRLP believes the consolidation of the CMS/Canyon Creek joint venture is appropriate.

Investments in Unconsolidated Partially-Owned Entities
CRLP accounts for the following investments in unconsolidated partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of September 30, 2010 and December 31, 2009:

			(in thousands)
	Percent		September 30,	December 31,
	Owned		2010	2009
Mulitfamily:
Belterra, Ft. Worth, TX	10.00%		$459	$525
Regents Park (Phase II), Atlanta, GA	40.00	%(1)	3,369	3,387
CG at Huntcliff, Atlanta, GA	20.00%		1,511	1,646
CG at McKinney, Dallas, TX	25.00	%(1)	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%		819	914
DRA CV at Cary, Raleigh, NC	20.00%		—	1,440
DRA The Groves at Riverchase, Birmingham, AL	20.00%		—	1,133

Total Multifamily			$7,879	$10,766

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		189	154
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		41	(190)
Colonial Promenade Madison, Huntsville, AL	25.00%		2,101	2,119
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,183	2,174
DRA/CLP JV	15.00	%(2)	(17,877)	(15,321)
Highway 150, LLC, Birmingham, AL	10.00%		55	59
Bluerock, Huntsville, AL	10.00	%(3)	(5,195)	(4,617)
Parkside Drive LLC I, Knoxville, TN	50.00%		1,809	3,073
Parkside Drive LLC II, Knoxville, TN	50.00%		7,085	7,210
Parkway Place Limited Partnership, Huntsville, AL	50.00%		14,943	10,168

Total Commercial			$5,334	$4,829

Other
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%		17	35
Heathrow, Orlando, FL	50.00	%(1)	1,749	1,792

			$1,766	$1,827

			$14,979	$17,422

(1)	These joint ventures consist of undeveloped land.

(2)	As of September 30, 2010, this joint venture included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $13.8 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately ($31.7) million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on CRLP’s Consolidated Condensed Balance Sheet as of September 30, 2010.

(3)	Equity investment includes CRLP’s investment of approximately $1.9 million, offset by the excess basis difference on the transaction of approximately ($7.1) million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on CRLP’s Consolidated Condensed Balance Sheet as of September 30, 2010.

Combined financial information for CRLP’s investments in unconsolidated partially-owned entities since the date of CRLP’s acquisitions is as follows:

	As of	As of
	September 30,	December 31,
(in thousands)	2010	2009
Balance Sheet
Assets
Land, building, & equipment, net	$1,320,546	$1,416,526
Construction in progress	27,121	19,695
Other assets	113,469	118,095

Total assets	$1,461,136	$1,554,316

Liabilities and Partners’ Equity
Notes payable (1)	$1,158,333	$1,211,927
Other liabilities	110,970	108,277
Partners’ equity	191,833	234,112

Total liabilities and partners’ capital	$1,461,136	$1,554,316

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Statement of Operations
Revenues	$44,472	$99,958	$136,996	$311,953
Operating expenses	(16,623)	(39,962)	(49,864)	(121,915)
Interest expense	(18,476)	(35,218)	(54,453)	(111,117)
Depreciation, amortization and other	(18,818)	(41,926)	(57,020)	(123,241)

Net loss (2)	$(9,445)	$(17,148)	$(24,341)	$(44,320)

(1)	CRLP’s pro-rata share of indebtedness, as calculated based on ownership percentage, at September 30, 2010 and December 31, 2009 was $224.9 million and $239.1 million, respectively.

(2)	In addition to CRLP’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Loss from partially-owned investments” of ($0.7) million and ($3.3) million for the three months ended September 30, 2010 and 2009, respectively, and ($23,000) and ($4.6) million for the nine months ended September 30, 2010 and 2009, respectively, includes gains on CRLP’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.
Investments in Variable Interest Entities
CRLP evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether CRLP is the primary beneficiary.
Based on CRLP’s evaluation, as of September 30, 2010, CRLP did not have a controlling interest in, nor is CRLP the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above in “Investments in Consolidated Partially-Owned Entities”, CMS/Colonial Canyon Creek, which CRLP began consolidating in September 2009.
Unconsolidated Variable Interest Entities
As of September 30, 2010, CRLP had an interest in one VIE with significant variable interests for which CRLP is not the primary beneficiary.
With respect to the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the joint venture, for a total guarantee of $7.0 million of the principal amount. CRLP and its joint venture partner each committed to provide 50% of the guarantee, which is different from the relative voting and economic interests of the parties in the joint venture. As a result, this investment qualifies as a VIE, but CRLP has determined that it would not absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate the joint venture. In September 2009, CRLP determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. In addition, CRLP determined that is 35% noncontrolling joint venture interest was impaired and that this impairment was other than temporary. As a result, CRLP wrote-off its entire investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the quarter ended September 30, 2009. The construction loan matured on April 15, 2010, but has not been repaid by the joint venture (see Note 12 — “Unconsolidated Joint Venture Financing Activity”).

Note 12 — Financing Activities
In the second quarter of 2010, CRLP closed on $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a 10-year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of outstanding balance on CRLP’s unsecured credit facility.
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
As of September 30, 2010, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, CRLP has a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2010.
Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows CRLP to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wells Fargo’s designated base rate, plus a base rate margin ranging up to 0.25% based on CRLP’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on CRLP’s unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.
The Credit Facility and the cash management line, which primarily are used by CRLP to finance property acquisitions and developments and more recently, to also fund repurchases of CRLP senior notes and Series D preferred depositary shares, had an outstanding balance at September 30, 2010 of $301.4 million, including $11.4 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility (including the cash management line) was 1.31% at September 30, 2010 and 2009.
The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of CRLP; and generally not paying CRLP’s debts as they become due. At September 30, 2010, CRLP was in compliance with these covenants. However, given the downturn in the economy and continued uncertainty in the stock and credit markets, there can be no assurance that CRLP will be able to maintain compliance with these ratios and other debt covenants in the future.

Many of the recent disruptions in the financial markets have been brought about in large part by failures in the U.S. banking system. If Wells Fargo or any of the other financial institutions that have extended credit commitments to CRLP under the Credit Facility or otherwise are adversely affected by the conditions of the financial markets, these financial institutions may become unable to fund borrowings under credit commitments to CRLP under the Credit Facility, the cash management line or otherwise. If these lenders become unable to fund CRLP’s borrowings pursuant to the financial institutions’ commitments, CRLP may need to obtain replacement financings, and such financing, if available, may not be on commercially attractive terms.
Unsecured Senior Notes Repurchases
In January 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program, which allows CRLP to repurchase up to $100.0 million of its outstanding unsecured senior notes. This new repurchase program runs through December 31, 2010. Under this program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. CRLP will continue to monitor the debt markets and repurchase certain senior notes that meet CRLP’s required criteria, as funds are available. CRLP anticipates funding potential repurchases from borrowings under its existing Credit Facility, proceeds from property sales and/or other available funds.
Repurchases of the outstanding unsecured senior notes of CRLP during 2010 are as follows:

			Yield-to-	Net
(in millions)	Amount	Discount	Maturity	Gain (1)

1st Quarter	$8.7	1.0%	6.5%	$—
2nd Quarter	29.0	4.3%	6.8%	0.8
3rd Quarter	—	—	—	—

YTD’ 10	$37.7	3.5%	6.7%	$0.8

(1)	Gains are presented net of the loss on hedging activities of $0.3 million recorded during the nine months ended September 30, 2010 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with CRLP’s conclusion that it is probable that CRLP will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.
During 2009, CRLP repurchased an aggregate of $181.0 million of its outstanding unsecured senior notes in separate transactions. In addition to the shares repurchased pursuant to the senior note repurchase, during 2009, CRLP completed two separate cash tender offers for outstanding unsecured notes of CRLP. In April 2009, CRLP completed a cash tender offer for $250.0 million in aggregate principal amount of outstanding notes maturing in 2010 and 2011, and in September 2009, CRLP completed an additional cash tender offer for $148.2 million in aggregate principal amount of outstanding notes maturing in 2014, 2015 and 2016. The prior senior note repurchase program and both tender offers were approved by the Trust’s Board of Trustees before they were commenced. As a result, during 2009, CRLP repurchased an aggregate of $579.2 million of its outstanding unsecured senior notes at an aggregate average of 10.6% discount to par value, which represents an 8.1% yield to maturity. As a result of the repurchases, during 2009, CRLP recognized net gains of approximately $54.7 million, which is included in “Gains on retirement of debt” on CRLP’s Consolidated Statements of Operations.

Repurchases of the outstanding unsecured senior notes of CRLP during 2009 are as follows:

			Yield-to-	Net
(in millions)	Amount	Discount	Maturity	Gain (1)

1st Quarter	$96.9	27.1%	12.6%	$24.2
2nd Quarter (2)	315.5	5.9%	6.8%	16.2
3rd Quarter (3)	166.8	10.0%	7.9%	14.3
4th Quarter	—	—	—	—

YE’ 09	$579.2	10.6%	8.1%	$54.7

(1)	Gains are presented net of the loss on hedging activities of $1.1 million recorded during the three months ended March 31, 2009 and $0.6 million recorded during the three months ended September 30, 2009 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that CRLP will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.

(2)	Repurchases include $250.0 million repurchased pursuant to CRLP’s tender offer that closed on May 4, 2009, which was conducted outside of the senior note repurchase program.

(3)	Repurchases include $148.2 million repurchased pursuant to CRLP’s tender offer that closed on August 31, 2009, which was conducted outside of the senior note repurchase program.
Unconsolidated Joint Venture Financing Activity
During April 2007, CRLP and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. Construction at this site is complete as the project was placed into service during 2008. On September 25, 2009, CRLP determined it was probable that it would have to fund the partial loan repayment guarantee provided on the original construction loan. Accordingly, on September 30, 2009, $3.5 million was recorded for the guarantee. As of September 30, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount due on the construction loan. The lender has made a demand on the joint venture for the outstanding balance under the loan. The lender has also made a demand on CRLP for the $3.5 million guarantee payment, together with outstanding interest on the loan (which as of September 30, 2010, was approximately $1.1 million). On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace CRLP as property manager and take control of the property’s cash flow. To date, discussions among CRLP, its joint venture partner and the lender to reach a mutually acceptable arrangement with respect to the outstanding loan have been unsuccessful. However, no assurance can be given that the joint venture or CRLP will be able to reach a mutually satisfactory resolution of this situation.
In November 2006, CRLP and its joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. CRLP and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. On May 3, 2010, CRLP acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of purchase. The note has an interest rate of one-month LIBOR plus 1.20%. CRLP has agreed with its joint venture partner to extend the maturity date of the note consistent with the original extension terms of the note, which provided for an option to extend maturity for two additional consecutive one year periods. Accordingly, the maturity date of the note has been extended to December 2010 with an option to extend for one additional year. As a result of this transaction, the Company’s guarantee on this note was terminated, but the joint venture partner’s guarantee remains in place.
On June 7, 2010, one of CRLP’s joint ventures, Parkway Place Limited Partnership, completed the refinancing of a $51.0 outstanding mortgage loan associated with the joint venture’s Parkway Place retail shopping center, located in Huntsville, Alabama, which was set to mature in June 2010. The joint venture, of which CRLP has a 50% ownership interest, obtained a new ten-year $42.0 million mortgage loan that bears interest at a fixed rate of 6.5% per annum. Each of CRLP and its joint venture partner contributed its pro-rata portion of the existing mortgage debt shortfall in cash to the joint venture, which was used to pay off the balance on the existing mortgage debt. CRLP’s pro-rata portion of the cash payment, $5.4 million, was funded from CRLP’s unsecured credit facility. See Note 15 — “Subsequent Events” for additional details regarding this joint venture.

On June 30, 2010, upon CRLP completing its exit from two single-asset multifamily joint ventures (discussed above in Note 11), CRLP paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, in which CRLP now has 100% interest. The loan was originally set to mature in October 2010.
There can be no assurance that CRLP’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, pay off the existing loans that are maturing, or renegotiating suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to CRLP’s joint venture interests (discussed in “Item 1A: Risk Factors” in CRLP’s 2009 Annual Report on Form 10-K) may materially adversely impact the value of CRLP’s joint venture interests, which, in turn, could have a material adverse effect on CRLP’s financial condition and results of operations.
Note 13 — Derivatives and Hedging
CRLP is exposed to certain risks arising from both its business operations and economic conditions. CRLP principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. CRLP manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, CRLP enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. CRLP’s derivative financial instruments are used to manage differences in the amount, timing and duration of CRLP’s known or expected cash receipts and its known or expected cash payments principally related to CRLP’s investments and borrowings.
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
At September 30, 2010, CRLP had $2.4 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on CRLP’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of CRLP’s senior note repurchase programs. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were immaterial for all periods presented. The changes in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of CRLP’s senior note repurchase program was $0.6 million for the three months ended September 30, 2009, and $0.3 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. CRLP did not reclassify amounts to “Loss on hedging activities” for the three months ended September 30, 2010.
Note 14 — Contingencies and Guarantees
Contingencies
CRLP is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which were developed in a joint venture in which CRLP is a majority owner. The contractor is affiliated with CRLP’s joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against CRLP alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. CRLP has been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims have been resolved by negotiations and mediations, and others may also be similarly resolved. Some of these claims will likely be arbitrated or litigated to conclusion.

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
Approximately 60 purchasers of condominium units at CRLP’s Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all units were sold in 2006, have filed lawsuits against CRLP seeking damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. There were a total of 230 units built at this condominium conversion property. CRLP anticipates that additional purchasers of these units also may file lawsuits. CRLP is currently investigating the matter and evaluating its options, and CRLP intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time. Further, no assurance can be given that the matter will be resolved favorably to CRLP.
During the three and nine months ended September 30, 2010, CRLP accrued $0.3 million and $1.1 million, respectively, for certain contingent liabilities related to mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of these properties were sold by CPSI in previous years, and therefore are expensed as additional development costs in “(Loss) gain from sales of property” in CRLP’s Consolidated Condensed Statements of Operations.
As a result of transactions executed in 2007, CRLP implemented its strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of CRLP’s wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, CRLP disposed of its interest in one of these joint ventures but continues to retain its interest in the other joint venture. In connection with the 2007 joint venture transactions, CRLP assumed certain contingent obligations for a total of $15.7 million, of which $5.9 million remains outstanding as of September 30, 2010.
As of September 30, 2010, CRLP is self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. CRLP is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
CRLP is a party to various other legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of CRLP.
Guarantees and Other Arrangements
With respect to the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. As of September 30, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010 (see Note 12).
With respect to the Colonial Promenade Smyrna joint venture, CRLP and its joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, CRLP’s committed portion of the guarantee was reduced to $4.3 million. On May 3, 2010, CRLP acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see Note 12). As a result of this transaction, CRLP’s guarantee on this note was terminated, but the joint venture partner’s guarantee remains in place.
In connection with the formation of Highway 150 LLC in 2002, CRLP executed a guarantee, pursuant to which CRLP serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At September 30, 2010, the total amount of debt of the joint venture was approximately $15.8 million and the debt matures in December 2012. At September 30, 2010, no liability was recorded for the guarantee.

In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at September 30, 2010 and December 31, 2009. At September 30, 2010, no liability was recorded for these guarantees.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $21.2 million at September 30, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Note 15 — Subsequent Events
Acquisition Activity
On October 22, 2010, CRLP acquired the Villas at Brier Creek, a 364-unit Class A apartment community located in Raleigh, North Carolina, for $37.9 million. The apartment community was built in 2009 and is currently 94% occupied. The apartment community is unencumbered, and the acquisition was funded through CRLP’s unsecured Credit Facility.
Disposition Activity
On October 4, 2010, CRLP completed the sale of its remaining 50% interest in Parkway Place Mall in Huntsville, Alabama to joint venture partner CBL & Associates Properties, Inc. (“CBL”). The total consideration was $38.8 million, comprised of $17.9 million in cash paid by CBL and CBL’s assumption of CRLP’s pro rata share of the joint venture’s existing loan, which was $20.9 million. Proceeds from the sale were used to repay a portion of the outstanding balance on CRLP’s unsecured Credit Facility.
Distribution
On October 27, 2010, a cash distribution was declared to shareholders of the Trust and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $12.7 million. The distribution was declared to shareholders and partners of record as of November 8, 2010 and will be paid on November 15, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 91.4% limited partner interest as of September 30, 2010. The Trust conducts all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates’, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s and CRLP’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Such factors include, among others, the following:
•	the deterioration of the economy and high unemployment in the U.S., together with the downturn in the overall U.S. housing market resulting in weakness in the multifamily market;

•	national and local economic, business and real estate conditions generally, including, but not limited to, the effect on demand for multifamily units and commercial rental space from the creation of new multifamily and commercial developments, the extent, strength and duration of the current recession or recovery, the availability and creditworthiness of tenants, and the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and commercial space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to reinvest sale proceeds in a manner that generates favorable terms;

•	exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;

•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and developments;

•	ability to obtain financing at commercially attractive rates, if at all;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities and insurance;

•	higher than expected construction costs;

•	uncertainties associated with our ability to sell our existing inventory of condominium and for-sale residential assets, including timing, volume and terms of sales;

•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;

•	legislative or other regulatory decisions, including tax legislation, government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	the Trust’s ability to continue to satisfy complex rules in order for it to maintain its status as a REIT for federal income tax purposes, the ability of CRLP to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on availability of financing;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other risks identified in the 2009 Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.
We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
General
We are a multifamily-focused self-administered equity REIT that owns, develops and operates multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets through joint venture investments and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership of 155 properties as of September 30, 2010, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.
As of September 30, 2010, we owned or maintained a partial ownership in:

	Consolidated			Unconsolidated		Total	Total
	Properties		Units/Sq. Feet (1)	Properties	Units/Sq. Feet (1)	Properties	Units/Sq. Feet (1)

Multifamily apartment communities	106	(2)	31,865	4	1,340	110	33,205

Commercial properties	9		2,387,000	36	8,377,000	45	10,764,000

(1)	For multifamily apartment communities, represents number of units. For commercial properties, represents total square feet, excluding anchor-owned square-feet.

(2)	Includes one property partially-owned through a joint venture entity.
In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of September 30, 2010, consolidated multifamily apartment communities and commercial properties that had achieved stabilized occupancy (which we have defined as having occurred once the property has attained 93% physical occupancy) were 96.5% and 83.8% leased, respectively.
The Trust is the general partner of CRLP and, as of September 30, 2010, held approximately 91.4% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
As a lessor, the majority of our revenue is derived from residents and tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge our residents and tenants, and the ability of these residents and tenants to make their rental payments. We also receive third-party management fees generated from third-party management agreements related to management of properties held in joint ventures.

The Trust was formed in Maryland on July 9, 1993. The Trust was reorganized as an Alabama real estate investment trust in 1995. Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700.
Business Strategy and Outlook
Since mid-2008, we have experienced a global financial and economic downturn, which included, among other things, significant reductions and disruptions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or volatility in equity values worldwide, significant job losses in the U.S., and a slowdown in the overall U.S. housing market. In response to the economic crisis, during 2009, we made significant progress in implementing each of the following strategic initiatives:
•	Strengthen the balance sheet;

•	Improve liquidity;

•	Address near-term maturities;

•	Reduce overhead; and

•	Postpone/phase future developments.
For 2010, we have established the following strategic initiatives:
•	Simplify our business;

•	Improve operating margins;

•	Strengthen the balance sheet; and

•	Grow the company.
Our first strategic initiative for 2010 is to simplify the business. Our primary focus will continue to be on multifamily operations with a goal of increasing operating income generated from our multifamily portfolio to greater than 90% of our total operating income. In addition, we plan to continue looking for opportunities to exit from existing joint ventures and continue refining our corporate operations, including streamlining our processes, procedures and organizational structure to create efficiencies and reduce associated overhead. In furtherance of this initiative, during the nine months ended September 30, 2010, we exited two single-asset multifamily joint ventures, totaling 664 units in each of which we had a 20% ownership interest. Subsequent to September 30, 2010, we sold our remaining 50% interest in Parkway Place Mall, a 621,000 square-foot retail asset, which includes 348,000 of anchor-owned square-footage.
Our second strategic initiative for 2010 is to improve our operating margins. We expect that property-level margins will continue to be under pressure for the remainder of 2010; therefore, we will continue to look to improve our overall corporate operating margins through the selective sale of non-income producing assets and through additional efforts to control expenses. During the nine months ended September 30, 2010, we disposed of 24 condominium units for total sales proceeds of $7.4 million. In addition, our property revenues increased during such period, primarily from acquisitions completed since the third quarter of 2009, and our corporate overhead decreased during such period when compared to the same period in the prior year. We anticipate that 2010 net income from multifamily operations will remain under pressure from lack of job growth in the economy and the corresponding adverse effect of unemployment on rental revenue. Despite recent signs of economic stabilization in our markets, we believe it is still too early to determine if there will be sustainable job growth, which is a key driver of income growth in multifamily real estate.
Our third strategic initiative for 2010 is to maintain our focus on strengthening the balance sheet. During the nine months ended September 30, 2010, CRLP closed on $73.2 million of secured financing with a 10-year term and a fixed interest rate of 5.02% that is secured by three multifamily properties. In addition, the Trust issued 9,931,374 common shares under its “at-the-market” equity offering programs at an average issue price of $15.10 per share, which resulted in net proceeds of approximately $148.0 million. We used these proceeds generated from these transactions to redeem all of the Trust’s outstanding Series D preferred depositary shares (the “Series D Preferred Depositary Shares”), each representing 1/10th of an 8 1/8 percent Series D Cumulative Redeemable Preferred Share of the Trust (the “Series D Preferred Shares”), to fund the Colonial Promenade Nord du Lac development, to repay a portion of the outstanding balance under our unsecured credit facility and for general corporate purposes. In addition, during the nine months ended September 30, 2010, CRLP repurchased $37.7 million of unsecured senior notes of CRLP under our existing note repurchase program, recognizing net gains of $0.8 million. As of September 30, 2010, we have $20.0 million and $56.9 million of consolidated debt maturing in 2010 and 2011, respectively, with $408.6 million of availability under our unsecured credit facility and cash management line. Through these actions, we are continuing to build on the progress that we made in 2009 to strengthen the balance sheet.

Our fourth strategic initiative is to grow the company. We intend to grow the company through focusing on restoring earnings growth in our existing multifamily portfolio to at least pre-recession levels, as well as through continuing to explore new acquisition opportunities. In addition, if we continue to see fundamental improvement in our markets, we anticipate pursing growth opportunities through development efforts on multifamily land that we currently own. We expect to fund any such potential transactions/developments with proceeds from asset dispositions, availability under our unsecured Credit Facility (as defined below) and with potential proceeds from future issuances of common shares. Subsequent to September 30, 2010, we acquired the Villas at Brier Creek, a 364-unit Class A apartment community located in Raleigh, North Carolina. In addition, we opened Phase I of Colonial Promenade Nord du Lac, located in Covington, Louisiana, adding 247,000-square-feet to our retail portfolio.
We expect the remainder of 2010 to continue to be challenging despite recent indications of stabilizing economic conditions, including higher occupancy rates, downward trends for turnovers and a limited supply of apartment units. As long as job growth continues to lag, we expect continued pressure on revenue. We believe, however, that a sustained increase in employment levels, among other things, will facilitate the successful execution of our 2010 strategic initiatives, which should position us for improvement into 2011 and 2012.
Executive Summary of Results of Operations
The following discussion of results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the Consolidated Condensed Statements of Operations of the Trust and CRLP and related notes thereto included in Item 1 of this Form 10-Q.
For the three months ended September 30, 2010, the Trust reported a net loss available to common shareholders of $16.8 million, compared with net loss available to common shareholders of $3.5 million for the comparable prior year period. For the three months ended September 30, 2010, CRLP reported a net loss available to common unitholders of $18.4 million, compared with a net loss available to common unitholders of $4.0 million for the comparable prior year period.
For the nine months ended September 30, 2010, the Trust reported a net loss available to common shareholders of $40.9 million, compared with net income available to common shareholders of $8.6 million for the comparable prior year period. For the nine months ended September 30, 2010, CRLP reported a net loss available to common unitholders of $45.4 million, compared with a net income available to common unitholders of $10.1 million for the comparable prior year period.
Results of Operation
Comparison of the Three Months Ended September 30, 2010 and 2009
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $88.5 million for the three months ended September 30, 2010, compared to $80.7 million for the same period in 2009. The components of property-related revenues for the three months ended September 30, 2010 and 2009 are:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009		% Change
		% of Total		% of Total	from 2009
(in thousands)	Revenues	Revenues	Revenues	Revenues	to 2010
Minimum rent	$73,751	83%	$69,028	85%	7%
Tenant recoveries	2,416	3%	848	1%	185%
Other property related revenue	12,358	14%	10,870	13%	14%

Total property-related revenues	$88,525	100%	$80,746	100%	10%

The increase in total property-related revenues of $7.8 million for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to properties acquired and developments placed into service since September 30, 2009, as follows:

	Three Months Ended		Change
	September 30,		from 2009
(in thousands)	2010	2009	to 2010
Stabilized multifamily communities (1)	69,779	69,691	$88
Acquisitions:
Multifamily (2)	1,717	277	1,440
Commercial	4,850	—	4,850
Developments:
Multifamily	1,838	1,156	682
Commercial	1,211	986	225
Other (3)	9,130	8,636	494

	$88,525	$80,746	$7,779

(1)	We define “stabilized” multifamily communities as properties owned in the current year, which were also owned for the 12 calendar months of the prior year, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009.

(3)	Includes all commercial properties and all non-stabilized multifamily communities.
Monthly market rental rates for our stabilized multifamily communities for the three months ended September 30, 2010 decreased 4.9% to $712 per unit from $749 per unit in the three months ended September 30, 2009. The decrease in rental rates was offset by increased physical occupancy levels, which was 96.5% for the three months ended September 30, 2010 compared to 94.4% for the same period in 2009.
The $1.6 million increase in “Tenant recoveries” is primarily attributable to the two commercial assets acquired since September 30, 2009, which are included in “Acquisitions/Commercial” in the table above.
Other non-property related revenue
Other non-property-related revenues, which consist primarily of management fees, developments fees and other miscellaneous fees, were $2.6 million for the three months ended September 30, 2010, compared to $4.0 million for the same period in 2009. Of the $1.4 million decrease, $1.0 million is attributable to the termination of management contracts in connection with the disposition of our interest in certain joint ventures since September 30, 2009 and the remaining decrease is a result of a reduction in leasing commissions.
Property-related expenses
Total property-related expenses, which consist of property operating expenses and taxes, licenses and insurance, were $38.1 million for the three months ended September 30, 2010, compared to $34.0 million for the same period in 2009. The components of property-related expenses for the three months ended September 30, 2010 and 2009 are:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009		% Change
		% of Total		% of Total	from 2009
(in thousands)	Expenses	Expenses	Expenses	Expenses	to 2010
Property operating expenses	$28,255	74%	$25,615	75%	10%
Taxes, licenses and insurance	9,826	26%	8,386	25%	17%

Total property-related expenses	$38,081	100%	$34,001	100%	12%

The increase in total property-related expenses of $4.1 million for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to an increase in expenses for stabilized multifamily communities and properties acquired since September 30, 2009, as follows:

	Three Months Ended		Change
	September 30,		from 2009
(in thousands)	2010	2009	to 2010
Stabilized multifamily communities (1)	$30,593	29,166	$1,427
Acquisitions:
Multifamily (2)	830	162	668
Commercial	1,845	—	1,845
Developments:
Multifamily	716	594	122
Commercial	352	229	123
Other (3)	3,745	3,850	(105)

	$38,081	$34,001	$4,080

(1)	We define “stabilized” multifamily communities as properties owned in the current year, which were also owned for the 12 calendar months of the prior year, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009.

(3)	Includes all commercial properties and all non-stabilized multifamily communities.
Of the $1.4 million increase in expenses for stabilized multifamily communities, $0.9 million is due to increases in repairs and maintenance, primarily as a result of a higher occupancy levels and improving curb appeal in anticipation of future rental rate increases. The remaining increase is attributable to water usage from higher occupancy, most of which is a recoverable expense.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses were $2.3 million for the three months ended September 30, 2010, compared to $1.7 million for the same period in 2009. The increase was primarily attributable to general overhead expenses resulting from the consolidation/acquisition of assets since the third quarter of 2009. The increase in expenses was partially offset by a $0.4 million annual expense adjustment of self-insurance reserves, which is based on an actuarial study of claims history.
General and administrative expenses
General and administrative expenses were $3.8 million for the three months ended September 30, 2010, compared to $4.1 million for the same period in 2009. The $0.3 million reduction in expenses is primarily attributable to a $2.2 million decrease resulting from an adjustment of our self-insurance accruals, which was partially offset by an increase in the accrual for legal contingencies recorded during quarter.
Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. The $1.3 million reduction in management fee and other expenses was attributable to the termination of management contracts in connection with the disposition of our interest in certain joint ventures since September 30, 2009.

Depreciation and amortization
Depreciation and amortization expenses were $32.9 million for the three months ended September 30, 2010, compared to $28.9 million for the same period in 2009. The total increase in depreciation and amortization of $3.9 million for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to properties acquired since September 30, 2009, as follows:

	Three Months Ended		Change
	September 30,		from 2009
(in thousands)	2010	2009	to 2010
Stabilized multifamily communities (1)	$22,443	$22,113	$330
Acquisitions:
Multifamily (2)	805	118	687
Commercial	2,733	—	2,733
Developments:
Multifamily	871	730	141
Commercial	473	361	112
Other (3)	5,528	5,612	(84)

	$32,853	$28,934	$3,919

(1)	We define “stabilized” multifamily communities as properties owned in the current year, which were also owned for the 12 calendar months of the prior year, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009.

(3)	Includes all commercial properties and all non-stabilized multifamily communities.
Interest expense
Interest expense was $21.2 million for the three months ended September 30, 2010, compared to $22.6 million for the same period in 2009. The $1.4 million decrease is primarily attributable to a lower weighted average interest rate on our total consolidated debt when compared to the prior year period, partially resulting from our repurchase of unsecured senior notes of CRLP having relatively higher interest rates and the closing of our new 10-year secured financings having a relatively lower interest rate.
Gains on retirement of debt, net of write-off
Gains on retirement of debt, net of write-off, were $14.3 million for the three months ended September 30, 2009 compared with zero for the three months ended September 30, 2010. Total gains of $14.9 million during the three months ended September 30, 2009 were recognized from the repurchase of $166.8 million of outstanding unsecured senior notes of CRLP at an average 10.0% discount to par value. As a result of the repurchases, we recognized a loss of $0.6 million presented in “Loss on hedging activities” as a result of a reclassification of amounts in “Accumulated Other Comprehensive Loss” in connection with our conclusion that it is probable that we will not make interest payments associated with previously hedged debt.
Loss from partially-owned investments
Loss from partially-owned investments was $3.3 million for the three months ended September 30, 2009 primarily due to a $3.5 million charge based on our conclusion that it is probable that we will have to fund the partial loan repayment guarantee on the original construction loan for Colonial Grand at Traditions, a property in which we have a 35% noncontrolling interest. The loss of $0.7 million for the three months ended September 30, 2010 is attributable to our pro-rata share of the results of operations from our unconsolidated entities.

Comparison of the Nine Months Ended September 30, 2010 and 2009
Property-related revenue
Total property-related revenues were $264.7 million for the nine months ended September 30, 2010, compared to $242.8 million for the same period in 2009. The components of property-related revenues for the nine months ended September 30, 2010 and 2009 are:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		% Change
		% of Total		% of Total	from 2009
(in thousands)	Revenues	Revenues	Revenues	Revenues	to 2010
Minimum rent	$220,842	83%	$209,475	86%	5%
Tenant recoveries	7,798	3%	2,823	1%	176%
Other property related revenue	36,016	14%	30,505	13%	18%

Total property-related revenues	$264,656	100%	$242,803	100%	9%

The increase in total property-related revenues of $21.9 million for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to properties acquired and developments placed into service since September 30, 2009, as follows:

	Nine Months Ended		Change
	September 30,		from 2009
(in thousands)	2010	2009	to 2010
Stabilized multifamily communities (1)	$208,461	$211,381	$(2,920)
Acquisitions
Multifamily (2)	3,456	277	3,179
Commercial	15,826	—	15,826
Developments:
Multifamily	5,278	2,278	3,000
Commercial	3,662	2,942	720
Other (3)	27,973	25,925	2,048

	$264,656	$242,803	$21,853

(1)	We define “stabilized” multifamily communities as properties owned in the current year, which were also owned for the 12 calendar months of the prior year, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009.

(3)	Includes all commercial properties and all non-stabilized multifamily communities.
Monthly market rental rates for our stabilized multifamily communities for the nine months ended September 30, 2010 decreased 6.2% to $714 per unit from $761 per unit for the nine months ended September 30, 2009. The resulting $6.7 million decrease in rental income was partially offset by a $3.7 million increase in ancillary income derived primarily from the cable revenue program and an increase in physical occupancy levels.
The $5.0 million increase in “Tenant recoveries” is primarily attributable to the two commercial assets acquired since September 30, 2009, which are included in “Acquisitions/Commercial” in the table above.
Other non-property related revenue
Other non-property-related revenues were $8.9 million for the nine months ended September 30, 2010, compared to $11.4 million for the same period in 2009. The $2.5 million decrease in other non-property related revenue is attributable to the termination of management contracts in connection with the disposition of our interest in certain joint ventures since September 30, 2009.

Property-related expenses
Total property-related expenses were $111.5 million for the nine months ended September 30, 2010, compared to $100.7 million for the same period in 2009. The components of property-related expenses for the nine months ended September 30, 2010 and 2009 are:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		% Change
		% of Total		% of Total	from 2009
(in thousands)	Expenses	Expenses	Expenses	Expenses	to 2010
Property operating expenses	$79,632	71%	$70,976	71%	12%
Taxes, licenses and insurance	31,866	29%	29,674	29%	7%

Total property-related expenses	$111,498	100%	$100,650	100%	11%

The increase in total property-related expenses of $10.8 million for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to an increase in expenses for stabilized multifamily communities and properties acquired since September 30, 2009, as follows:

	Nine Months Ended		Change
	September 30,		from 2009
(in thousands)	2010	2009	to 2010
Stabilized multifamily communities (1)	$90,098	$85,729	$4,369
Acquisitions
Multifamily (2)	1,740	162	1,578
Commercial	5,547	—	5,547
Developments:
Multifamily	2,193	1,795	398
Commercial	967	693	274
Other (3)	10,953	12,271	(1,318)

	$111,498	$100,650	$10,848

(1)	We define “stabilized” multifamily communities as properties owned in the current year, which were also owned for the 12 calendar months of the prior year, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009.

(3)	Includes all commercial properties and all non-stabilized multifamily communities.
Of the $4.4 million increase in expenses for stabilized multifamily communities, $3.5 million is due to increases in repairs and maintenance, primarily as a result of a higher occupancy levels and improving curb appeal in anticipation of future rental rate increases. The remaining increase is attributable to water usage from higher occupancy, most of which is a recoverable expense.
Property management expenses
These expenses were $6.0 million for the nine months ended September 30, 2010, compared to $5.3 million for the same period in 2009. The increase was primarily attributable to general overhead expenses resulting from the consolidation/acquisition of assets since the third quarter of 2009. The increase in expenses was partially offset by a $0.4 million annual expense adjustment of self-insurance reserves, which is based on an actuarial study of claims history.
General and administrative expenses
General and administrative expenses were $14.0 million for the nine months ended September 30, 2010, compared to $13.0 million for the same period in 2009. The $1.0 million increase is primarily due to higher incentive compensation expenses and an increase in the accrual for legal contingencies recorded during the period, which was partially offset by a $2.2 million adjustment of our self-insurance accruals.
Management fee and other expenses
The $3.9 million reduction in management fee and other expenses was attributable to the termination of management contracts in connection with the disposition of our interest in certain joint ventures since September 30, 2009.

Depreciation and amortization
Depreciation and amortization expenses were $97.8 million for the nine months ended September 30, 2010, compared to $87.1 million for the same period in 2009. The total increase in depreciation and amortization of $10.7 million for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to properties acquired since September 30, 2009, as follows:

	Nine Months Ended		Change
	September 30,		from 2009
(in thousands)	2010	2009	to 2010
Stabilized multifamily communities (1)	$67,115	$66,345	$770
Acquisitions:
Multifamily (2)	1,519	118	1,401
Commercial	8,299	—	8,299
Developments:
Multifamily	2,614	1,498	1,116
Commercial	1,341	1,114	227
Other (3)	16,880	17,991	(1,111)

	$97,768	$87,066	$10,702

(1)	We define “stabilized” multifamily communities as properties owned in the current year, which were also owned for the 12 calendar months of the prior year, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009.

(3)	Includes all commercial properties and all non-stabilized multifamily communities.
Impairment and other losses
Impairment and other losses was $0.9 million for the nine months ended September 30, 2010, compared to $1.8 million for the same period in 2009. During the nine months ended September 30, 2010, we recorded $0.1 million in non-cash impairment charges resulting from additional costs related to the sale of the remaining units at one of our for-sale residential projects and $0.8 million as a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather. These charges are included in “Impairment and other losses”. During the nine months ended September 30, 2009, we recorded an aggregate of $3.9 million of non-cash impairment charges. Of the $1.8 million reflected in “Impairment and other losses”, $0.7 million was recorded for Colonial Pinnacle Craft Farms, $0.5 million was recorded for Grander, $0.3 million was recorded for Regents Park, $0.2 million was recorded for Colonial Grand at Traditions and $0.1 million is related to the sale of three outparcels at Colonial Promenade at Tannehill. Of the $2.1 million included in “(Loss) income from discontinued operations”, $1.2 million was recorded for Murano at Delray Beach and $0.9 million for Portofino at Jensen Beach. See Note 4 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q for additional details.
Interest expense
Interest expense was $63.0 million for the nine months ended September 30, 2010, compared to $65.8 million for the same period in 2009. The $2.8 million decrease is primarily attributable to a lower weighted average interest rate on our total consolidated debt when compared to the prior year period, partially resulting from our repurchase of unsecured senior notes of CRLP having relatively higher interest rates and the closing of our new 10-year secured financings having a relatively lower interest rate.
Gains on retirement of debt, net of write-off
Gains on retirement of debt, net of write-off, were $0.8 million and $54.8 million for the nine months ended September 30, 2010 and 2009, respectively. Total gains of $1.0 million were recognized for the nine months ended September 30, 2010 from the repurchase of $37.7 million of outstanding unsecured senior notes of CRLP at an average 3.5% discount to par value. Total gains of $56.5 million were recognized for the nine months ended September 30, 2009 from the repurchase of $579.2 million of outstanding unsecured notes of CRLP at an average 10.6% discount to par value. As a result of the repurchases, we recognized a loss of $0.3 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively, presented in “Loss on hedging activities” as a result of a reclassification of amounts in “Accumulated Other Comprehensive Loss” in connection with our conclusion that it is probable that we will not make interest payments associated with previously hedged debt.

Loss from partially-owned investments
Loss from partially-owned investments was $4.6 million for the nine months ended September 30, 2009 primarily due to a $3.5 million charge based on our conclusion that it is probable that we will have to fund the partial loan repayment guarantee on the original construction loan for Colonial Grand at Traditions, a property in which we have a 35% noncontrolling interest.
Liquidity and Capital Resources
As noted above, except as otherwise required by the context, references to the “Company,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries. Unless otherwise specified below, the following discussion of liquidity and capital resources applies to both the Trust and CRLP.
Short-Term Liquidity Needs
We believe our principal short-term liquidity needs are to fund:
•	operating expenses directly associated with our portfolio of properties (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily apartment communities and commercial space (e.g., tenant improvements and leasing commissions);

•	interest expense and scheduled principal payments on our outstanding debt; and

•	quarterly distributions that we pay to the Trust’s common and preferred shareholders and holders of partnership units in CRLP.
Given our limited debt maturities in 2010, we believe that cash generated operations, dispositions of assets, borrowings under our Credit Facility and net proceeds from equity offerings will be sufficient to allow us to execute our previously discussed 2010 strategic initiatives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.
Our cash flows from operations, financing activities and investing activities (including dispositions) as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are:
Operating activities — net cash provided by operating activities increased to $97.8 million for the nine months ended September 30, 2010 from $74.5 million for the nine months ended September 30, 2009. The change was primarily driven by the receipt of $17.4 million in tax refunds in 2010 and changes in our working capital accounts, primarily in accounts payable and accrued expenses. For the remainder of 2010, we expect cash flows from operating activities to be slightly higher than in 2009 due to acquisitions in 2009 and 2010, including the consolidation of one multifamily apartment community, and developments placed into service since the third quarter of 2009.
Investing activities — net cash used in investing activities was $79.4 million for the nine months ended September 30, 2010 as compared to net cash provided of $15.5 million for the comparable prior year period. The change is primarily the result of a significantly reduced level of disposition activity, resulting in a decrease in proceeds from property sales when compared to the comparable prior year period, as well as the acquisition of the outstanding $26.4 million construction loan originally obtained by the Colonial Promenade Smyrna joint venture from the lender at par, partially offset by reduced investing costs due to our decision to postpone most of our development activity, as previously discussed. In addition, we had a $9.0 million increase in capital expenditures, the majority of which was attributable to our multifamily apartment communities. As we explore growth through potential acquisitions and development expenditures, our cash flow used for investing activities could increase.
Financing activities — net cash used in financing activities totaled $15.3 million for the nine months ended September 30, 2010 compared to $95.3 million in the comparable prior year period. The change is primarily attributable to increased cash from new secured financings of $73.2 million and the issuance of $150.0 million of the Trust’s common shares under the Trust’s “at-the-market” equity offering programs, as well as a reduction in debt payments associated with repurchases of $37.7 million of unsecured senior notes of CRLP. The increase in proceeds from financing activities was partially offset by the use of funds to redeem the Series D Preferred Depositary Shares, as described further below.

The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. Persistent weakness in the economy and job market in the U.S. has adversely affected rents we are able to charge and thereby adversely affected our operating cash flows. However, in the third quarter of 2010, revenues from our stabilized multifamily communities were positive when compared to the same period in 2009.  This is the first time since the end of 2008 that our revenues have been positive over the prior year period.  We are seeing some improvements in the multifamily fundamentals, such as higher occupancy rates, positive new and renewal lease rates over the expiring leases, a declining homeownership rate and a decline in turnover, which all are positive developments for the multifamily industry.
We have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31,1993. If we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to the Trust’s shareholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
Long-Term Liquidity Needs
We believe our principal long-term liquidity needs are to fund:
•	the principal amount of our long-term debt as it matures;

•	significant capital expenditures that need to be made at our properties;

•	development projects that we undertake; and

•	costs associated with acquisitions of properties that we pursue.
Historically, we have satisfied these requirements principally through the most advantageous source of capital at the time, which has included the incurrence of new debt through borrowings by CRLP (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common shares of the Trust (including through “at-the-market” equity offering programs), sales of preferred shares of the Trust, capital raised through the disposition of assets and joint venture capital transactions.
The Trust has filed a registration statement with the SEC allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate public offering price of up to $500 million on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. During 2010, the Trust’s Board of Trustees authorized two separate “at-the-market” equity offering programs under this registration statement: a $50.0 million program in March 2010 and a $100.0 million program in August 2010. As of September 30, 2010, we had exhausted our full authorizations under the above-mentioned “at-the-market” equity offering programs. The March 2010 program resulted in the issuance of 3,602,348 common shares of the Trust at an average price of $13.88 per share, generating aggregate net proceeds of $49.0 million. The August 2010 program resulted in the issuance of 6,329,026 common shares of the Trust common shares at an average price of $15.80 per share, generating aggregate net proceeds of approximately $99.0 million.
Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing programs or other equity offerings, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold and the Trust contributes the net proceeds of such offerings to CRLP.
The aggregate net proceeds of $148.0 million from the above described “at-the-market” equity offering programs were used to redeem $100.0 million of the Trust’s outstanding Series D Preferred Depositary Shares, to repay a portion of outstanding borrowings on our unsecured credit facility and to fund general corporate purposes.

Our ability to raise funds through sales of common shares and preferred shares of the Trust in the future is dependent on, among other things, general market conditions for REIT’s, market perceptions about our company and the current trading price of the Trust’s common shares. The persistent weakness in the economy and deterioration in the stock and credit markets since mid-2008 have resulted in significant price volatility, which have caused market prices of many stocks, including the price of the Trust’s common shares, to fluctuate substantially. With respect to both debt and equity, a prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of the Trust’s common or preferred shares, through subordinated notes of CRLP or through private financings. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not be consistently available on terms that are attractive or at all.
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our assets, our degree of leverage and borrowing restrictions imposed by our current lenders. In September 2010, Moody’s Investor Service (“Moody’s”) reaffirmed our rating of Ba1 and Standard & Poor’s and Fitch reaffirmed our rating of BB+. In March 2009, Moody’s and Standard & Poor’s lowered their credit ratings on our senior unsecured debt, resulting in an increase in the pricing under our credit facility to LIBOR plus 105 points from LIBOR plus 75 points. These credit rating downgrades have reduced the likelihood that we would be able to access the unsecured public debt market on terms advantageous to us. We will continue to monitor the unsecured and secured debt markets, including Fannie Mae and/or Freddie Mac (from whom we have obtained secured financing in 2009 and 2010, as described below), and as market conditions permit, access borrowings that are advantageous to us.
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. In the current market, our ability to sell commercial properties to raise cash is challenging. For example, we may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the nine months ended September 30, 2010, we sold assets for aggregate proceeds of approximately $10.9 million ($9.2 million from the sale of consolidated assets and $1.7 million, which is our pro-rata share, from the sale of an unconsolidated land parcel). The proceeds from the asset sales were used to repay a portion of outstanding borrowings under our unsecured Credit Facility.
At September 30, 2010, our total outstanding debt balance was $1.71 billion. The outstanding balance includes fixed-rate debt of $1.39 billion, or 81.6% of the total debt balance, and floating-rate debt of $314.5 million, or 18.4% of the total debt balance. As further discussed below, at September 30, 2010, we had an unsecured revolving Credit Facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.
Distributions
On October 27, 2010, a cash distribution was declared to shareholders of the Trust and partners of CRLP in the amount of $0.15 per common share and per common unit, totaling approximately $12.7 million. The distribution was declared to shareholders and partners of record as of November 8, 2010 and will be paid on November 15, 2010. We also pay regular quarterly distributions on preferred shares in the Trust and on preferred units in CRLP. The maintenance of these distributions is subject to various factors, including the discretion of the Trust’s Board of Trustees, the Trust’s ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to the Trust’s shareholders (excluding net capital gains).
Unsecured Revolving Credit Facility
As of September 30, 2010, CRLP, with the Trust as a guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.
Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows us to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wells Fargo’s designated base rate, plus a base rate margin ranging up to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on our unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.

The Credit Facility and cash management line, which are primarily used to finance property acquisitions and developments and more recently to fund repurchases of CRLP senior notes, had an aggregate outstanding balance at September 30, 2010 of $301.4 million, including $11.4 million outstanding on our cash management line. The weighted average interest rate of the Credit Facility, including the cash management line, was 1.31% at September 30, 2010.
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
Many of the recent disruptions in the financial markets since 2008 have been brought about in large part by failures in the U.S. banking system. If Wells Fargo or any of the other financial institutions that have extended credit commitments to us under the Credit Facility or otherwise are adversely affected by the conditions of the financial markets, they may become unable to fund borrowings under their credit commitments to us under the Credit Facility, the cash management line or otherwise. If our lenders become unable to fund our borrowings pursuant to their commitments to us, we may need to obtain replacement financing, and such financing, if available, may not be available on commercially attractive terms.
Collateralized Credit Facilities
In the second quarter of 2010, CRLP closed on a $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a 10-year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of the outstanding balance on our unsecured Credit Facility.
During 2009, CRLP obtained the following secured financing from Fannie Mae:
•	In the first quarter of 2009, we closed on a $350.0 million collateralized credit facility (collateralized with 19 of CRLP’s multifamily apartment communities totaling 6,565 units), with a weighted average interest rate of 6.04%, and which matures on March 1, 2019; and

•	In the second quarter of 2009, we closed on a $156.4 million (collateralized credit facility collateralized by eight of CRLP’s multifamily apartment communities totaling 2,816 units), with a weighted average interest rate of 5.31%, and which matures on June 1, 2019.
Under both facilities, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from these financings were used to repay a portion of the outstanding borrowings under our Credit Facility.
Equity Repurchases
In August, 2010, the Trust’s Board of Trustees authorized the redemption of all of our outstanding 4,004,735 Series D Preferred Shares. The Series D Preferred Depositary Shares were redeemed by the Trust (and CRLP repurchased a corresponding amount of Series D Preferred Units) on September 10, 2010 for a purchase price of $25.00 per Series D Preferred Depositary Share, plus accrued and unpaid dividends for the period from August 1, 2010 through and including the redemption date, for an aggregate redemption price per Series D Preferred Depositary Share of $25.2257, or $100.1 million in the aggregate. After the redemption date, dividends on the Series D Preferred Depositary Shares ceased to be accrued, the Series D Preferred Depositary Shares (as well as the Series D Preferred Shares of the Trust and Series D Preferred Units of CRLP) were no longer deemed outstanding, and all rights of the holders of the Series D Preferred Depositary Shares (as well as the Series D Preferred Shares of the Trust and Series D Preferred Units of CRLP) ceased. The redemption price was funded by proceeds from the Trust’s $100.0 million at-the-market equity offering program, described above. As a result of the redemption, during the three months ended September 30, 2010, we recognized a $3.6 million charge associated with the write-off of the original preferred share issuance costs.

Unsecured Senior Note Repurchases
On January 27, 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program which allows for the repurchase of up to $100.0 million of outstanding unsecured senior notes of CRLP. This new repurchase program runs through December 31, 2010. Under this program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the repurchase of any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. We will continue to monitor the debt markets and repurchase certain senior notes that meet our required criteria, as funds are available. We anticipate funding potential repurchases from borrowings under our existing Credit Facility, proceeds from property sales and/or other available funds.
We did not repurchase any unsecured senior notes during the three months ended September 30, 2010. During the nine months ended September 30, 2010, we repurchased $37.7 million in unsecured senior notes of CRLP, at a 3.5% discount to par value, which represents a 6.7% yield to maturity and resulted in the recognition of $0.8 million in net gains.
Contingencies
We are involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of our for-sale projects, which were being developed in a joint venture in which we were a majority owner. The contractor is affiliated with our joint venture partner.
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
Approximately 60 purchasers of condominium units at our Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all units were sold in 2006, have filed lawsuits against us seeking damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. There were a total of 230 units built at this condominium conversion property. We anticipate that additional purchasers of these units also may file lawsuits. We are currently investigating the matter and evaluating our options, and we intend to vigorously defend our self against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time. Further, no assurance can be given that the matter will be resolved favorably to us.
During the three and nine months ended September 30, 2010, we accrued $0.3 million and $1.1 million, respectively, for certain contingent liabilities related to mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of the properties were sold by CPSI in previous years, and therefore are expensed as additional development cost in “(Loss) Gain on Sales of Property” in our Consolidated Condensed Statements of Operations.
As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures but continue to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, we assumed certain contingent obligations for a total of $15.7 million, of which $5.9 million remains outstanding as of September 30, 2010.

As of September 30, 2010, we are self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
In addition to the claims, disputes and legal proceedings discussed above and the claims and disputes below under “Off-Balance Sheet Arrangements”, we are a party to various other legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those claims, disputes and legal proceedings in not presently expected to materially affect our financial position or results of operations or cash flows.
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
With respect to the Colonial Promenade Smyrna joint venture, we and our joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, our obligations under the guarantee were reduced to $4.3 million. On May 3, 2010, we acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see below under “Off-Balance Sheet Arrangements”). As a result of this transaction, our guarantee of this loan was terminated, but our joint venture partner’s guarantee remains in place.
In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At September 30, 2010, the total amount of debt of the joint venture was approximately $15.8 million and the debt matures in December 2012. At September 30, 2010, no liability was recorded for the guarantee.
In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at September 30, 2010. At September 30, 2010, no liability was recorded for these guarantees.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness totaling $21.2 million at September 30, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by us.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.

Off-Balance Sheet Arrangements
At September 30, 2010, our pro-rata share of mortgage debt of unconsolidated joint ventures was $224.9 million. The aggregate maturities of this mortgage debt are as follows:

(in millions)
2010	$11.7
2011	20.0
2012	2.0
2013	6.0
2014	116.4
Thereafter	68.8

$224.9

Of this debt, $6.3 million and $2.0 million maturing in 2011 and 2012, respectively, include options for at least a one-year extension. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
During April 2007, we and our joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture, for a total guarantee of $7.0 million of the principal amount. Construction at this site has been completed and the project was placed into service during 2008. In late September 2009, we determined it was probable that we would have to fund the partial loan repayment guarantee provided on the original construction loan. Accordingly, on September 30, 2009, $3.5 million was recorded for the guarantee. As of September 30, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount outstanding on this loan. To date, the joint venture has not repaid the outstanding principal amount due on the construction loan. The lender has made a demand on the joint venture for the outstanding balance under the loan. The lender has also made a demand on us for the $3.5 million guarantee payment, together with outstanding interest on the loan (which as of September 30, 2010, was approximately $1.1 million). On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace us as property manager and take control of the property’s cash flow. To date, discussions among us, our joint venture partner and the lender to reach a mutually acceptable arrangement with respect to the outstanding loan have been unsuccessful. However, no assurance can be given that we or the joint venture will be able to reach a mutually satisfactory resolution of this situation.
In November 2006, we and our joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. We and our joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, our obligations under the guarantee were reduced to $4.3 million. On May 3, 2010, we acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of our purchase. The note has an interest rate of one-month LIBOR plus 1.20%. We agreed with our joint venture partner to extend the maturity date of the note in accordance with the original extension terms of the note, which provided for an optional extension of maturity for two additional consecutive one year periods. Accordingly, the maturity date of the note has been extended to December 2010 with an additional option to extend for one additional year. As a result of this transaction, our guarantee of this loan was terminated, but our joint venture partner’s guarantee remains in place.
On June 7, 2010, one of our joint ventures, Parkway Place Limited Partnership, completed the refinancing of a $51.0 million outstanding mortgage loan associated with the joint venture’s Parkway Place retail shopping center, located in Huntsville, Alabama, which was set to mature in June 2010. The joint venture, of which we have a 50% ownership interest, obtained a new ten-year $42.0 million mortgage loan that bears interest at a fixed rate of 6.5% per annum. We, along with our joint venture partner, each contributed our pro-rata portion of the existing mortgage debt shortfall in cash to the joint venture, which was used to pay off the balance on the existing mortgage debt. Our pro-rata portion of the cash payment, $5.4 million, was funded from our unsecured line of credit. On October 4, 2010, we sold our remaining 50% interest in this joint venture for a total consideration of $38.8 million, which was comprised of $17.9 million in cash and our joint venture partner’s assumption of our $20.9 million share of the existing loan. Proceeds from the sale of our interest were used to repay a portion of the outstanding balance on our unsecured line of credit.
On June 30, 2010, upon completing our exit from two single-asset multifamily joint ventures, we paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, in which we now have a 100% ownership interest. The loan was originally set to mature in October 2010.

There can be no assurance that our joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to our joint venture interests discussed in “Item 1A: Risk Factors” included in the 2009 Form 10-K may materially adversely impact the value of our joint venture interests, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Under our various unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with the certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. In addition, as more fully described above, we have made certain guarantees in connection with our investment in unconsolidated joint ventures. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
Please refer to the 2009 Form 10-K for discussions of the Trust’s and CRLP’s critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the three months ended September 30, 2010, there were no material changes to these policies.
The Company is subject to various claims, disputes and legal proceedings, including those described under “Liquidity and Capital Resources – Contingencies” and “Off-Balance Sheet Arrangements”, the outcomes of which are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances.
The adoption of ASC 810-10-30, Initial Measurement, which amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs), did not have a material impact on our consolidated condensed financial statements. See Note 2 to the Notes to Consolidated Financial Statements of the Trust and CRLP, respectively, included in this Form 10-Q for additional details.
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
At September 30, 2010, we had $2.4 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of our senior note repurchase programs. The changes in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of our senior note repurchase program was $0.6 million for the three months ended September 30, 2009, and $0.3 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. We did not reclassify amount to “Loss on hedging activities” for the three months ended September 30, 2010.

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
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2010, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 81.6%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
Funds From Operations
Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before noncontrolling interest (determined in accordance with GAAP), excluding sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in our industry. We believe that the line item on our consolidated statement of operations entitled “Net (loss) income available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to company management evaluating the operating performance of our reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to key employees. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of our needs, including our ability to make distributions.

The following information is provided to reconcile net income available to common shareholders of the Trust, the most comparable GAAP measure, to FFO, and to show the items included in our FFO for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and unit data)	2010	2009	2010	2009

Net (loss) income available to common shareholders	$(16,778)	$(3,464)	$(40,914)	$8,631
Noncontrolling interest in CRLP	(1,647)	(563)	(4,475)	1,505
Noncontrolling interest in gain on sale of undepreciated property	—	—	—	992

Total	$(18,425)	$(4,027)	$(45,389)	$11,128

Adjustments (consolidated):
Real estate depreciation	30,156	27,567	89,779	82,753
Real estate amortization	1,888	288	5,370	1,016
Losses / (gains) from sales of property, net of income tax and noncontrolling interest	633	(503)	1,343	(5,753)
(Losses) / gains from sales of undepreciated property, net of income tax and noncontrolling interest (1)	(635)	589	(1,276)	4,133

Adjustments (unconsolidated subsidiaries):
Real estate depreciation	2,070	5,016	6,193	14,250
Real estate amortization	739	1,700	2,185	5,152
Gains from sales of property	(23)	(1,787)	(117)	(1,736)

Funds from operations (2)	$16,403	$28,843	$58,088	$110,943

Income allocated to participating securities	(125)	(136)	(465)	(534)

Funds from operations available to common shareholders and unitholders	$16,278	$28,707	$57,623	$110,409

FFO per share (2)
Basic	$0.20	$0.49	$0.74	$1.91
Diluted	$0.20	$0.49	$0.74	$1.91
Weighted average common shares outstanding — basic	74,411	50,787	70,157	49,222
Weighted average partnership units outstanding — basic (3)	7,371	8,325	7,722	8,636

Weighted average shares and units oustanding — basic	81,782	59,112	77,879	57,858
Effect of diluted securities	—	—	—	—

Weighted average shares and units outstanding — diluted	81,782	59,112	77,879	57,858

(1)	We recognize incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds, less costs of sales, from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by our taxable REIT subsidiary.

(2)	FFO for the three and nine months ended September 30, 2009 includes $0.5 million and $3.9 million of non-cash impairment charges, respectively, which is equivalent to $0.01 and $0.07 per basic and diluted share, respectively.

(3)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2010, we had approximately $314.5 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.2 billion of total assets at September 30, 2010.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $3.1 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.1 million. This assumes that the amount outstanding under our variable rate debt remains approximately $314.5 million, which was the outstanding principal balance at September 30, 2010.
At September 30, 2010, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
Controls and Procedures with respect to the Trust
(a) Disclosure controls and procedures.
The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, of the effectiveness as of September 30, 2010 of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and the Trust’s chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
There were no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Controls and Procedures with respect to CRLP
(a) Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of September 30, 2010 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP’s disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
There were no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risk factors discussed below and contained in the 2009 Form 10-K and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in the 2009 Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks identified in the 2009 Form 10-K, we are also subject to the following additional risk:
A large number of shares available for future sale could adversely affect the market price of our common shares and may be dilutive to current shareholders.
The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of September 30, 2010 there were 125,000,000 common shares authorized under our Declaration of Trust, as amended, of which 77,654,753 were outstanding as of September 30, 2010. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to share option and share purchase plans. In addition to issuances of shares pursuant to share option and share purchase plans, as of September 30, 2010, we may issue up to 7,317,125 common shares upon redemption of currently outstanding units of our operating partnership. We also have filed a registration statement with the Securities and Exchange Commission allowing us to offer, from time to time, equity securities (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. As of September 30, 2010, we had issued an aggregate of $308.6 million in common shares under this registration statement. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distribution or sales of our common shares will have on the market price of our common shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of repurchases by the Trust of common shares of the Trust for the three months ended September 30, 2010 is as follows:

			Shares Purchased as	Maximum Number of
	Total	Average	Part of Publicly	Shares that may yet be
	Number of Shares	Price Paid	Announced Plans	Purchased Under
	Purchased (1)	per Share	or Programs	the Plans

July 1 – July 31, 2010	1,588	15.59	—	—

August 1 – August 31, 2010	393	15.52	—	—

September 1 – September 30, 2010	43	16.24	—	—

Total	2,024	15.59	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended September 30, 2010, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plane in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended September 30, 2010, CRLP issued 29,210 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $0.4 million.
During the quarter ended September 30, 2010, the Trust also issued common shares under its $100.0 million “at-the-market” equity offering program that were registered under the Act. Pursuant to the Partnership Agreement, each time the Trust issued common shares pursuant to this program, CRLP issued to the Trust an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended September 30, 2010, CRLP issued 6,329,026 common units to the Trust for shares issued under the above-mentioned “at-the-market” equity offering program of the Trust for an aggregate of approximately $99.0 million of net proceeds.
Item 6. Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

Date: November 5, 2010	By:		/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

Date: November 5, 2010	By:		/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

		By:	Colonial Properties Trust
Its General Partner

Date: November 5, 2010	By:		/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

Date: November 5, 2010	By:		/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

3.1	Declaration of Trust of the Trust, as amended	Filed herewith	Page

10.1	Equity Distribution Agreement, dated July 30, 2010, by and Among the Trust, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2010

10.2	Equity Distribution Agreement, dated July 30, 2010, by and Among the Trust, the Operating Partnership and Wells Fargo Securities, LLC, as Agent	Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Share Distributions for the Trust	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith