Form 10-K
period 2010-12-31
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2011-02-28
CIK 909111, 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (205) 250-8700

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest of Colonial Properties Trust,	New York Stock Exchange
$.01 par value per share

Securities registered pursuant to Section 12(g) of the Act: Class A Units of Limited Partnership Interest of Colonial Realty Limited Partnership

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Colonial Properties Trust	YES ☑	No ☐
Colonial Realty Limited Partnership	YES ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Colonial Properties Trust	YES ☐	No ☑
Colonial Realty Limited Partnership	YES ☐	No ☑

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

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

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

The aggregate market value of the 64,532,496 Common Shares of Beneficial Interest held by non-affiliates of Colonial Properties Trust was approximately $937,657,165 based on the closing price of $14.53 as reported on the New York Stock Exchange for such Common Shares of Beneficial Interest on June 30, 2010. The aggregate market value of the 4,090,609 common units of partnership interest held by non-affiliates of the Colonial Realty Limited Partnership was approximately $59,436,549 based on the closing price of $14.53 of the Common Shares of Beneficial Interest of Colonial Properties Trust into which the common units are exchangeable, as reported on the New York Stock Exchange on June 30, 2010. Number of Colonial Properties Trust’s Common Shares of Beneficial Interest outstanding as of February 24, 2011: 80,927,493

Explanatory Note

This Form 10-K includes information with respect to both Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned an 91.5% limited partner interest as of December 31, 2010. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Separate financial statements and accompanying notes are provided for each of the Trust and CRLP. Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both the Trust and CRLP since the Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries.

 Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders meeting to be held on April 27, 2011 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2010.

PART I

This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described herein. Such factors include, among others, the following:

•
changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

•
adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and commercial space in our primary markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;

•	exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;

•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and developments;

•	ability to obtain financing at favorable rates, if at all;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	uncertainties associated with our ability to sell our existing inventory of condominium and for-sale residential assets, including timing, volume and terms of sales;

•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;

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

Item 1.     Business.

As used herein, the term the “Trust” refers to Colonial Properties Trust, and the term “CRLP” refers to Colonial Realty Limited Partnership, of which the Trust is the sole general partner and in which the Trust owned an 91.5% limited partner interest as of December 31, 2010. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets, primarily through joint venture investments, and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 156 properties as of December 31, 2010, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of December 31, 2010, we owned or maintained a partial ownership in the following properties:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/ Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)

Multifamily apartment communities	107	(2)	32,229	4	1,340	111	33,569
Commercial properties	10		2,548,000	35	8,105,000	45	10,653,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

In addition, we own certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, commercial properties and the land are referred to herein collectively as the “properties.” As of December 31, 2010, consolidated multifamily and commercial properties that were no longer in lease-up were 95.9% and 87.8% leased, respectively. We consider a property to be in lease-up until it first attains physical occupancy of at least 93%.

The Trust is the direct general partner of, and as of December 31, 2010, held approximately 91.5% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including one consolidated and certain other unconsolidated joint venture entities. We perform all of our for-sale residential and condominium conversion activities through CPSI.

As a lessor, the majority of our revenue is derived from residents under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our residents, and the ability of these residents to make their rental payments. We also receive management fees related to management of properties owned by third parties or held in joint ventures.

The Trust was formed in Maryland on July 9, 1993. The Trust was reorganized as an Alabama real estate investment trust in 1995. Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700.

Business Strategy

Our general business objectives as a multifamily-focused REIT are to generate stable and increasing cash flow that will fund our dividend and to create shareholder value by growing in a disciplined manner through a strategy of:

•	realizing growth in income from our existing portfolio of properties;

•
selectively acquiring and developing primarily multifamily properties to grow our portfolio and improve the age and quality of our multifamily apartment portfolio in growth markets located in the Sunbelt region of the United

States;

•
employing a comprehensive capital maintenance program to maintain properties in first-class condition, including recycling capital by selectively disposing of assets and reinvesting the proceeds into opportunities with more perceived growth potential;

•
managing our own properties, including our assets held through joint venture arrangements, which enables us to better control our operating expenses and establish and maintain long-term relationships with our commercial tenants;

•	maintaining our third-party property management business, which increases cash flow through management fee income stream and establishes additional relationships with investors and tenants; and

•	executing our plan to dispose of our for-sale residential assets and land held for future sale.

We established specific directives for 2010, in order to bring the company back to a more focused business strategy and position us for future growth opportunities in an environment marked by improving multifamily fundamentals. Our primary business directives were to simplify our business, improve operating margins, strengthen our balance sheet and grow the company.

Simplify our business

Our long-term target is to increase the percentage of net operating income from our multifamily portfolio to greater than 90% of our total net operating income.  Since the start of 2009, we have been successful in exiting ten joint ventures, resulting in the elimination of $260.1 million of our pro-rata share of secured debt, and we sold three wholly-owned commercial retail centers for proceeds of approximately $51.5 million. We continue to look for similar opportunities, to further simplify our business.  Additionally, we have focused on refining our corporate operations, including streamlining our processes, procedures and organizational structure to create efficiencies and reduce associated overhead.

Improve operating margins

Fundamentals for the multifamily industry began to strengthen in 2010, with occupancy levels increasing, new and renewal rates improving, and overall resident turnover declining.  Our operating margins improved with these fundamentals, as we were able to leverage our strong occupancy and drive rental rate growth in the second half of 2010.  We also focused on improving our overall corporate operating margin through the sale of non-income producing assets and through additional efforts to control expenses.  Additionally, we completed two commercial retail developments and began development of a multifamily apartment community on undeveloped land, which had been on hold for the past couple of years. We expect the development of these non-income producing sites to aid in improving our operating margins.

Strengthen the balance sheet

In 2010, we reduced our leverage by issuing $156.2 million of common equity through our continuous equity programs, exiting three joint ventures and disposing of non-income producing assets. We extended our debt maturities with the issuance of $73.2 million of ten-year secured financing and improved our fixed charge ratio with the repurchase of preferred securities and unsecured bonds with higher coupon rates. All of these actions strengthened our balance sheet.

Grow the company

Our largest opportunity for growth is returning the revenue generated from our existing multifamily portfolio to at least the levels achieved prior to the recession. If fundamentals in the multifamily industry continue to improve, we have an opportunity to accomplish this objective within the next couple of years. We were successful in acquiring two multifamily assets in 2010 and starting a new multifamily development. We intend to grow the company through the selective acquisition of newer multifamily assets that are attractively priced in Sunbelt markets where we believe we can benefit from an economic recovery. We will also seek to grow through the development of multifamily apartment communities on land that we already own, or on new sites in our Sunbelt markets.

Looking to 2011, our business directives are to grow the company, improve operations and achieve our balance sheet targets. We will look to grow the company by returning our property revenues to at least rent levels experienced in mid-2008, developing multifamily apartment communities on land that we have in inventory and by selectively acquiring young, well-located multifamily assets in our Sunbelt markets. We will look to improve operations through increasing rents at our properties and controlling expenses at properties, as well as at the corporate level. We will look to achieve our balance sheet targets of reducing leverage (defined as net debt plus preferred equity to gross assets) to approximately 45% and increasing our fixed charge ratio through improving operations, issuing additional common equity to fund acquisitions and developments and selectively disposing of wholly-owned or joint venture commercial properties. For additional discussion regarding management’s assessment of the current economic environment and outlook for 2011, see “Business Strategy and Outlook” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Operating Strategy

  Our primary operating objective is to maximize our return on invested capital in each property and our portfolio by increasing revenues, controlling operating expenses, maintaining optimal occupancy levels and reinvesting as appropriate. The steps taken to meet these objectives include:

•	diversifying portfolio investments in the Sunbelt markets, with a target of no more than 10% of our net operating income coming from one market;

•	utilizing systems to enhance property managers' ability to optimize revenue by adjusting rents in response to local market conditions and individual unit amenities;

•	developing ancillary income programs aimed at offering services to residents and tenants, on which we generate revenue;

•
implementing programs to control expenses through investment and cost-saving initiatives, including measuring and passing on to residents and tenants the cost of various expenses, including cable, water and other utility costs;

•	maintaining the physical condition of each property in first class condition;

•	improving the "curb appeal" of the multifamily apartment communities through extensive landscaping and exterior improvements;

•	aggressively managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staff;

•	allocating additional capital, including capital for selective interior and exterior improvements, where the investment will generate the highest returns;

•	compensating employees through performance-based compensation and stock ownership programs; and

•	repurchasing and issuing common or preferred shares when cost of capital and asset values are favorable.

Financing Strategy

We seek to maintain a well-balanced, conservative and flexible capital structure by:

•	pursuing long-term debt financings and refinancings on a secured or unsecured basis subject to market conditions;

•	borrowing primarily at fixed rates;

•	extending and sequencing the maturity dates of our debt; and

•	targeting appropriate debt service and fixed charge coverage.

We believe these strategies have enabled, and should continue to enable, us to access the debt and equity capital markets to fund debt refinancings and the acquisition and development of additional properties consistent with our 2011 business objectives. As further discussed under “Liquidity and Capital Resources” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, we expect that our availability under our existing unsecured credit facility, minimal debt maturities in 2011, the issuance of common equity through a continuous equity offering program and the number of unencumbered properties in our multifamily portfolio will provide sufficient liquidity to execute our business plan. This liquidity, along with our projected asset sales, is expected to allow us to execute our plan in the short-term. See Item 1A — “Risk Factors – Risks Associated with Our Indebtedness and Financing Activities — A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.”

We may modify our borrowing policy and may increase or decrease our ratio of debt to gross asset value in the future. To the extent that the Trust's Board of Trustees determines to seek additional capital, we may raise such capital through additional asset dispositions, equity offerings, secured financings, debt financings or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended, requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

Property Management

We are experienced in managing and leasing of multifamily and commercial properties and believe that managing and leasing our own portfolio have helped maintain consistent income growth and have resulted in reduced operating expenses from the properties.

Operational Structure and Segments

Prior to December 31, 2008, we had four operating segments: multifamily, office, retail and for-sale residential. Since January 1, 2009, we have managed our business based on the performance of two operating segments: multifamily and commercial. See Note 10 — “Segment Information” in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K, and incorporated by reference herein, for information on our segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations and noncontrolling interest for the years ended December 31, 2010, 2009 and 2008, and total segment assets to total assets as of December 31, 2010 and 2009.

Additional information with respect to each operating segment as of December 31, 2010 is set forth below:

Multifamily Operations — Multifamily management is responsible for all aspects of multifamily operations, including day-to-day management and leasing of our 111 multifamily apartment communities (107 consolidated properties and four properties partially-owned through unconsolidated joint venture entities), as well as providing third-party management services for apartment communities in which we do not have an ownership interest or have a noncontrolling ownership interest. Multifamily management is also responsible for all aspects of our for-sale residential disposition activities. As of December 31, 2010, we had two for-sale properties remaining, one residential development located in Charlotte, North Carolina, and one lot development located in Mobile, Alabama.

Commercial Operations — Commercial management is responsible for all aspects of our commercial property operations, including the management and leasing services for our 45 commercial properties (ten wholly-owned properties and 35 properties partially-owned through unconsolidated joint venture entities), as well as third-party management services for commercial properties in which we do not have an ownership interest and for brokerage services in other commercial property transactions. Of the 45 commercial properties, 30 are office properties and 15 are retail properties.

Completed Developments

The following table summarizes our developments that were completed in 2010. Throughout this Form 10-K, multifamily properties are measured by the number of units and commercial properties are measured in square feet. Project development costs, including land acquisition costs, were funded through our unsecured credit facility.

	Location	Square Feet (1)	Total Cost
($ in thousands)		(unaudited)
Commercial Projects:
Colonial Promenade Craft Farms (2)	Gulf Shores, AL	68	$8,307
Colonial Promenade Nord du Lac Phase I (3) (4)	Covington, LA	174	27,121
Total Completed Developments		242	$35,428
_____________________________

(1)	Square footage is presented in thousands and excludes space owned by anchor tenants.

(2)
As part of our agreement to transfer our remaining interest in Colonial Promenade Craft Farms, we developed an additional 67,700-square foot phase of a commercial shopping center (See Note 9 – “Investment in Partially-Owned Entities and Other Arrangements” in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K).

(3)
We intend to develop this project in phases over time. Costs capitalized to date for this development and other related undeveloped phases are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008 (see “-Future Developments” below).

(4)	Development costs for this project are net of $4.8 million, which is expected to be received from local municipalities as reimbursement for infrastructure costs.

Ongoing Development Activity

As of December 31, 2010, we had one project under construction. We are currently developing Colonial Grand at Hampton Preserve, a 486-unit multifamily apartment community located in Tampa, Florida. Project development costs, including land acquisition costs, are expected to be approximately $58.3 million. As of December 31, 2010, we had spent $15.8 million on this project. The development is expected to be completed in the fourth quarter of 2012. This development is expected to be funded through our unsecured credit facility (discussed in this Form 10-K below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital

Resources”).

Future Development Activity

Of the future developments listed below, we expect to start development of a 296-unit apartment community in Austin, Texas in March 2011. In addition, we expect to initiate development of at least one more multifamily apartment community and one commercial development in 2011. Although we currently anticipate developing the other projects in the future, we can give no assurance that we will pursue any of these particular development projects.

	Location	Total Units/Square Feet (1)	Capitalized to Date
($ in thousands)		(unaudited)
Multifamily:
Colonial Grand at Cityway	Austin, TX	296	$5,265
Colonial Grand at Lake Mary	Orlando, FL	306	5,347
Colonial Grand at South End	Charlotte, NC	353	13,523
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,197
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,281
Colonial Grand at Azure	Las Vegas, NV	188	7,804
		2,332	$66,796
Commercial:
Colonial Promenade Huntsville	Huntsville, AL	111,000	$9,795
Colonial Promenade Nord du Lac (3)	Covington, LA	236,000	18,733
Randal Park (2)	Orlando, FL	—	8,600
		347,000	$37,128
Other Undeveloped Land:
Multifamily			$3,295
Commercial			44,879
Commercial Outparcels/Pads			23,732
For-Sale Residential (4)			70,303
			$142,209
Consolidated Construction in Progress			$246,133
 _____________________________

(1)	Units refer to multifamily apartment units. Square feet excludes space owned by anchor tenants.

(2)
This project is part of a mixed-use development. We are still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of the development are subject to change.

(3)
We intend to develop this project in phases over time. Costs capitalized to date for this undeveloped phase and other related completed phases are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008(see “-Completed Developments” above).

(4)	These costs are presented net of $24.6 million in non-cash impairment charges recorded on two of the projects in 2009, 2008 and 2007.

Acquisitions

During 2010, we exited two single-asset multifamily joint ventures with DRA Advisors LLC, transferring its 20% ownership interest in Colonial Village at Cary, located in Raleigh, North Carolina, and making a net cash payment of $2.7 million in exchange for the remaining 80% ownership interest in Colonial Grand at Riverchase Trails, located in Birmingham, Alabama. In addition, we acquired the Villas at Brier Creek, a 364-unit Class A apartment community located in Raleigh, North Carolina, for $37.9 million. The apartment community is unencumbered, and the acquisition was funded through our unsecured credit facility.

Dispositions

During 2010, we disposed of assets for aggregate proceeds of approximately $71.4 million ($26.6 million from the sale of consolidated assets and $44.8 million, which is our pro-rata share, from the sale of unconsolidated assets and dispositions of our joint venture interests in the underlying assets. Included in the gross proceeds of consolidated asset sales is $9.3 million from for-sale residential assets and $17.2 million from land sales. Included in unconsolidated assets is gross proceeds of $43.8 million from property dispositions and $1.0 million from undeveloped land sales. The unconsolidated property dispositions are described below.

	Location	Percent Owned	Total Units /Square Feet (1)	Sales Price		Gain on Sale of Property
($ in millions)			(unaudited)
Multifamily:
Colonial Village at Cary	Raleigh, NC	20%	319	$5.0		$—	(2)

Commercial:
Parkway Place Mall	Huntsville, AL	50%	273	$38.8	(3)	$3.5
_____________________________

(1)	Units refer to multifamily apartment units. Square feet is presented in thousands and excludes space owned by anchor tenants.

(2)
In June 2010, we transferred our 20% noncontrolling joint venture interest in Colonial Village at Cary and obtained a 100% interest in one multifamily property located in Birmingham, Alabama (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements" to our Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K).

(3)
Of this amount, $20.9 million represented our pro rata share of the joint venture's existing loan on the property (based on our percentage ownership interest in the joint venture) and $17.9 million in cash.

For-Sale

During 2010, we completed the sale of the remaining 18 units at Southgate on Fairview located in Charlotte, North Carolina, and ten additional units at Metropolitan located in Charlotte, North Carolina for total sales proceeds of $9.3 million.

The net (loss) gain on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated as an apartment community. During 2010, we recorded an expense of $0.3 million for homeowners' association settlement costs related to infrastructure repairs on previously sold condominium units. For 2009 and 2008, gains on condominium unit sales, net of income taxes, of $0.2 million and $0.1 million, respectively, are included in discontinued operations. Completed for-sale residential projects of approximately $14.5 million are reflected in real estate assets held for sale as of December 31, 2010.

For cash flow statement purposes, we classify capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and for-sale residential sales are also included in investing activities.

Impairment and Other Losses

During 2010, we recorded non-cash impairment charges totaling $1.3 million. Of the charges, $1.0 million was the result of casualty losses at four multifamily apartment communities and $0.3 million was the result of various for-sale project transactions. The losses at three of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather. See Item 1A — “Risk Factors — Risks Associated with Our Operations — Our inability to dispose of our existing inventory of condominium and for-sale residential assets could adversely affect our results of operations.”

Recent Events

Acquisition

On February 24, 2011, we acquired Verde Oak Park (Colonial Grand at Wells Branch), a 336-unit multifamily apartment community located in Austin, Texas, for $28.4 million. The transaction was funded from borrowings on our unsecured credit facility and by proceeds received from shares issued under our "at-the-market" continuous equity offering program.

At-the-Market Equity Offering Program

In 2011, the Trust has issued 2,271,425 common shares of the Trust (through February 24, 2011) generating net proceeds of approximately $42.7 million, at an average price of $19.20 per share. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 2,271,425 common units to the Trust, at a weighted average issue price of $19.20 per unit, for the common shares issued by the Trust in the equity offering program.

Board of Trustees Appointment

During January 2011, Edwin M. "Mac" Crawford, the former Chairman and Chief Executive Officer of Caremark Rx Inc., was appointed to the Trust's Board of Trustees, effective January 26, 2011. Mr. Crawford's current term will run through our 2011 annual shareholders meeting on April 27, 2011, and he will stand for election at that meeting. In addition, on January 26, 2011, Glade M. Knight notified the Trust's Board of Trustees that he will not stand for reelection at our 2011 annual shareholders' meeting. As a result, on January 26, 2011, the Trust's Board of Trustees approved a decrease in the size of the board from eleven trustees to ten trustees effective upon the expiration of Mr. Knight's current term, which expires at the 2011 annual shareholders' meeting.

Distribution

On January 26, 2011, the Trust's Board of Trustees declared a cash distribution to our shareholders and the partners of CRLP in the amount of $0.15 per share and per partnership unit, totaling approximately $12.9 million. The distribution was made to shareholders and partners of record as of February 7, 2011 and was paid on February 14, 2011. The Trust's Board of Trustees reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

Competition

The business of owning, developing, operating and leasing of multifamily, office and retail properties is highly competitive. We compete with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. See Item 1A — “Risk Factors – Risks Associated with Our Operations – We may not be able to complete acquisitions and, even if we complete acquisitions, we may not achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our results of operations” in this Form 10-K for further discussion. With respect to our multifamily business, we also compete with other quality apartment and for-sale (condominium) projects owned by public and private companies. The number of competitive multifamily properties in a particular market could adversely affect our ability to lease our multifamily properties, to develop and lease new properties or sell existing properties, as well as the rents we are able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for-sale (condominium) units. With respect to the multifamily business, we compete for residents in our apartment communities based on our high level of resident service, the quality of our apartment communities (including our landscaping and amenity offerings) and the desirability of our locations. Resident leases at our apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of the communities. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of the properties.

Environmental Matters

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental conditions and liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations or future interpretations of existing requirements will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties. See “Risk Factors—Risks Associated with Our Operations—We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability” in this Form 10-K for further discussion.

Insurance

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our majority-owned properties. We believe the policy specifications, insured limits of these policies and self insurance reserves are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, which generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate levels of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at reasonable costs in the future. In addition, as of December 31, 2010, we are self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person. Our policy for all self-insured risk is to accrue for expected losses on reported claims and for estimated losses related to claims incurred but not reported as of the end of the reporting period. See “Risk Factors – Risks Associated with Our Operations – Uninsured losses or losses in excess of insurance coverage could adversely affect our financial condition.”

Employees

As of December 31, 2010, CRLP employed 988 persons, including on-site property employees who provide services for the properties that we own and/or manage. The Trust employs all employees through CRLP and its subsidiaries.

Tax Status

The Trust is considered a corporation for federal income tax purposes. The Trust qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates. The Trust may be subject to certain state and local taxes on its income and property. Distributions to shareholders are generally partially taxable as ordinary income and long-term capital gains, and partially non-taxable as return of capital. During 2010, total common distributions had the following overall characteristics:

Quarter	Distribution Per Share	Ordinary Income	Return of Capital	Unrecaptured §1250 Gain
1st	$0.15	60.66%	32.46%	6.88%
2nd	$0.15	32.92%	63.35%	3.73%
3rd	$0.15	32.92%	63.35%	3.73%
4th	$0.15	32.92%	63.35%	3.73%

The Company's financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for joint ventures and third party owned properties and administrative services to us. All of the Company's for-sale residential and condominium conversion activities are performed through CPSI. The Trust generally reimburses CPSI for payroll and other costs incurred in providing services to the Trust. All inter-company transactions are eliminated in the accompanying consolidated financial statements. During the year ended December 31, 2010, we did not recognize an income tax expense/(benefit) related to the taxable income of CPSI. We recognized an income tax expense/(benefit) of $(7.9) million and $0.8 million in 2009 and 2008, respectively, related to the taxable income of CPSI (see Note 16 - "Income Taxes" to our Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K).

Available Information

Our website address is www.colonialprop.com. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report. You can obtain on our website in the “Investors” section, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also available on our website, free of charge, are our corporate governance guidelines, the charters of the governance, audit and executive compensation committees of the Trust's Board of Trustees and our code of ethics (which applies to all trustees and employees, including our principal executive officer, principal financial officer and principal accounting officer). If you are not able to access our website, the information is available in print form to any shareholder who should request the information directly from us at 1-800-645-3917.

Executive Officers of the Company

The following is a biographical summary of our executive officers:

Thomas H. Lowder, 61, was re-appointed Chief Executive Officer effective December 30, 2008. Mr. Lowder has served as Chairman of the Trust's Board of Trustees since the Company’s formation in July 1993. Additionally he served as President and Chief Executive Officer from July 1993 until April 2006. Mr. Lowder became President and Chief Executive Officer of Colonial Properties, Inc., the Company’s predecessor, in 1976, and has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Company and its predecessors. He presently serves as a member of the Board of the following organizations: Birmingham-Southern College, Children's Hospital of Alabama, Crippled Children's Foundation, the National Association of Real Estate Investment Trusts (“NAREIT”) and the University of Alabama Health Services Foundation. Mr. Lowder is a past board member of The Community Foundation of Greater Birmingham, past chairman of the Birmingham Area Chapter of the American Red Cross, past chairman of Children's Hospital of Alabama and he served as chairman of the 2001 United Way Campaign for Central Alabama and Chairman of the Board in 2007. He graduated with honors from Auburn University with a Bachelor of Science Degree. Mr. Lowder holds an honorary Doctorate of Humanities from University of Alabama at Birmingham and a honorary Doctorate of Law from Birmingham Southern College. Mr. Lowder is the brother of James K. Lowder, one of the Company’s trustees.

C. Reynolds Thompson, III, 47, has served as President and Chief Financial Officer since December 30, 2008.  Mr. Thompson previously served in the following additional positions within the company since being hired in February 1997:  Chief Executive Officer; Chief Operating Officer; Chief Investment Officer; Executive Vice President, Office Division; Senior Vice President, Office Acquisitions; and Trustee.  Responsibilities within these positions included overseeing management, leasing, acquisitions and development within operating divisions; investment strategies; market research; due diligence; merger and acquisitions; joint venture development and cross-divisional acquisitions.   Prior to joining the Company, Mr. Thompson worked for CarrAmerica Realty Corporation, a then publicly traded office REIT, in office building acquisitions and due diligence. Mr. Thompson serves on the Board of Visitors for the University of Alabama Culverhouse College of Commerce and Business Administration, the Board of Directors of Birmingham Business Alliance and the Board of Directors of United Way of Central Alabama. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

Paul F. Earle, 53, has been our Chief Operating Officer since January 2008 and is responsible for all operations of the properties owned and/or managed by the Company. From May 1997 to January 2008, Mr. Earle served as Executive Vice President-Multifamily Division and was responsible for management of all multifamily properties owned and/or managed by us. He joined the Company in 1991 and has previously served as Vice President - Acquisitions, as well as Senior Vice President - Multifamily Division. Mr. Earle is past Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also is a board member and is on the Executive Committee of the National Multifamily Housing Council. He is past President and current Board member of Big Brothers/Big Sisters and is a current member of the American Red Cross Board of Directors-Mid-Alabama Region. Before joining the Company, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

 John P. Rigrish, 62, has been our Chief Administrative Officer since August 1998 and is responsible for the supervision of Corporate Governance, Information Technology, Human Resources and Employee Services. Prior to joining the Company, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor's degree from Samford University and did his postgraduate study at Birmingham-Southern College. He previously served on the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee. Mr. Rigrish is a current member and previous Chairman of the American Red Cross Board of Directors-Alabama Chapter. He also serves on the City of Hoover Veterans Committee, John Carroll Educational Foundation Board of Directors, and the Edward Lee Norton Board of Advisors at Birmingham-Southern College.

Jerry A. Brewer, 39, has been our Executive Vice President, Finance since January 2008, and is responsible for all Corporate Finance and Investor Relations activities of the Company. Mr. Brewer previously served as our Senior Vice President – Corporate Treasury since September 2004. Mr. Brewer joined the Company in February 1999 and served as Vice President of Financial Reporting for the Company until September 2004 and was responsible for overseeing all of the Company’s filings with the Securities and Exchange Commission, and internal and external consolidated financial reporting. Prior to joining the Company, Mr. Brewer worked for Arthur Andersen LLP, serving on independent audits of public and private entity financial statements, mergers and acquisitions due diligence, business risk assessment and registration statement work for public debt and stock offerings. Mr. Brewer is a member of the American Institute of Certified Public Accountants, the Alabama State Board of Public Accountancy and Auburn University School of Accountancy Advisory Council. He is a Certified Public Accountant, and holds a Bachelor of Science degree in Accounting from Auburn University and a Masters of Business

Administration from the University of Alabama at Birmingham.

 Bradley P. Sandidge, 41, has been our Executive Vice President, Accounting since January 2009, and is responsible for all accounting operations of the Company to include Internal Control functions, compliance with generally accepted accounting principles, SEC financial reporting, regulatory agency compliance and reporting and management reporting. Mr. Sandidge previously served as our Senior Vice President, Multifamily Accounting and Finance, since joining the Company in 2004, and was responsible for overseeing the accounting operations of the Company’s multifamily operations. Mr. Sandidge is a Certified Public Accountant with over 15 years of real estate experience. Prior to joining the Company, Mr. Sandidge served as Tax Manager for the North American and Asian portfolios of Archon Group, L.P. / Goldman Sachs from January 2001 through June 2004, and worked in the tax real estate practice of Deloitte & Touche LLP from January 1994 through October 1999. Mr. Sandidge holds a Bachelor's degree in accounting and a Master's degree in tax accounting from the University of Alabama.

Item 1A.    Risk Factors.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows and ability to make distributions to the Trust's shareholders could be materially and adversely affected, and the trading price of the Trust's common shares could decline.

These forward-looking statements are based on management's present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. There may be additional risks and uncertainties not presently known to us or that we currently deem immaterial that also may impair our business operations. You should not consider this list to be a complete statement of all potential risks or uncertainties.

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

As a real estate company, we are subject to various changes in real estate conditions, particularly in the Sunbelt region where our properties are concentrated, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•
changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

•	fluctuations in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;

•	the inability of residents and tenants to pay rent;

•
the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	oversupply of multifamily, commercial space or single-family housing or a reduction in demand for real estate in the markets in which our properties are located;

•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;

•	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs; and

•	changing trends in the demand by consumers for merchandise offered by retailers conducting business at our retail properties.

Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

Increased competition and increased affordability of residential homes could limit our ability to retain our residents, lease apartment homes or increase or maintain rents.

 Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental homes, as well as owner-occupied single-family and multifamily homes. Competitive housing in a particular area and an increase in the affordability of owner-occupied single-family and multifamily homes due to, among other things, declining housing prices, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment homes and increase or maintain rents. As a result, our financial condition, results of operations and cash flows could be adversely affected.

We are subject to significant regulations, which could adversely affect our results of operations through increased costs and/or an inability to pursue business opportunities.

Local zoning and use laws, environmental statutes and other governmental requirements may restrict or increase the costs of our development, expansion, rehabilitation and reconstruction activities and thus may prevent or delay us from taking advantage of business opportunities. Failure to comply with these requirements could result in the imposition of fines, awards to private litigants of damages against us, substantial litigation costs and substantial costs of remediation or compliance. In addition, we cannot predict what requirements may be enacted in the future or that such requirements will not increase our costs of regulatory compliance or prohibit us from pursuing business opportunities that could be profitable to us, which could adversely affect our results of operations.

The illiquidity of real estate investments may significantly impede our ability to respond to changes in economic or market conditions, which could adversely affect our results of operations or financial condition.

Real estate investments are relatively illiquid generally, and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell a property or properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our results of operations if we cannot sell an unprofitable property. Our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity. In addition, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to vary our portfolio promptly in response to economic, market or other conditions, which could adversely affect our results of operations and financial position.

Compliance or failure to comply with the Americans with Disabilities Act and Fair Housing Act could result in substantial costs.

Under the Americans with Disabilities Act of 1990, or ADA, and the Fair Housing Amendment Act of 1988, or FHAA, and various state and local laws, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons' entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Noncompliance with the ADA, FHAA or related laws or regulations could result in the imposition of fines by government authorities, awards to private litigants of damages against us, substantial litigation costs and the incurrence of additional costs associated with bringing the properties into compliance, any of which could adversely affect our financial condition, results of operations and cash flows.

Risks Associated with Our Operations

Continued economic weakness from the severe economic recession that the U.S. economy recently experienced may adversely affect our financial condition and results of operations.

The U.S. economy is still experiencing weakness from the severe recession that it recently experienced, which resulted in a decline in residential and commercial property values, increased unemployment, decreased consumer confidence and decreased spending by businesses and consumers. Although the U.S. economy appears to have emerged from the recent recession, high levels of unemployment have persisted, and market conditions remain challenging. Continued weakness in the U.S. economy could impede the ability of our residents at our multifamily properties and our tenants at our commercial properties and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our residents, tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, has been adversely affected by the increase in supply and deterioration in the multifamily market stemming from the recent recession and is dependent upon a sustained economic recovery. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums, which increases the supply of multifamily units and housing alternatives, may further reduce our ability to lease our multifamily units and further depress rental rates in certain markets. With regard to for-sale residential properties, the market for our for-sale residential properties depends on an active demand for new for-sale housing and high consumer confidence. Decreased demand, exacerbated by tighter credit standards for home buyers and foreclosures, has further contributed to an oversupply of housing alternatives, adversely affecting the timing of sales and price at which we are able to sell our for-sale residential properties and thereby adversely affecting our profits from for-sale residential properties. We cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the economic recovery slows or stalls, our ability to lease our properties, our ability to increase or maintain rental rates in certain markets and the pace of condominium sales and closings and/or the related sales prices may continue to weaken during 2011.

Our revenues are significantly influenced by demand for multifamily properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Our portfolio is focused predominately on multifamily properties. As a result, we are subject to risks inherent in investments in a single industry, and a decrease in the demand for multifamily properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Resident demand at multifamily properties has been and could continue to be adversely affected by the recent downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment, together with the price volatility, dislocations and liquidity disruptions in the financial and credit markets, as well as the rate of household formation or population growth in our markets, changes in interest rates or changes in supply of, or demand for, similar or competing multifamily properties in an area. If the economic recovery slows or stalls, these conditions could persist and we could continue to experience downward pressure on occupancy and market rents at our multifamily properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy our substantial debt service obligations or make distributions to our shareholders.

Substantially all of our properties are located in the Sunbelt region, and adverse economic and other developments in that region could adversely affect our results of operations and financial condition.

Substantially all of our properties are located in the Sunbelt region of the United States. In particular, we derived approximately 84.3% of our net operating income in 2010 from top quartile cities located in the Sunbelt region. As a result, we are particularly susceptible to adverse economic, market and other conditions in these geographic areas, including increased unemployment, industry slowdowns, business layoffs or downsizing, decreased consumer confidence, relocation of businesses. Any such adverse developments in the Sunbelt region-and in particular the areas of or near to Birmingham, AL, Atlanta, GA, Orlando, FL, Charlotte, NC or Dallas/Fort Worth, TX-could adversely affect our results of operations and financial condition.

Our inability to dispose of our existing inventory of condominium and for-sale residential assets could adversely affect our results of operations.

As of December 31, 2010, we had 24 for-sale residential units remaining and 40 residential lots for sale, which may expose us to the following risks, many of which could cause us to hold properties for a longer period than is otherwise desirable:

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

In 2009, we accelerated our plans to dispose of our for-sale residential assets, including condominium conversions. Since then, economic and market conditions have made it particularly difficult to sell units in a timely manner. During 2010, 2009 and 2008, we recorded $0.3 million, $12.3 million and $116.9 million, respectively of non-cash impairment charges primarily related to certain for-sale residential units, a commercial development and certain land parcels. See Note 4 — “Impairment and other losses” in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional information regarding these impairment charge. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect our shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings.

We may be unable to lease space at our new properties or renew leases or re-lease space at our existing properties, which could adversely affect our financial condition and results of operations.

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

The residents at our multifamily properties generally enter into leases with an initial term ranging from six months to one year. Tenants at our office properties generally enter into leases with an initial term ranging from three to ten years and tenants at our retail properties generally enter into leases with an initial term ranging from one to ten years. As leases expire at our existing properties, residents and tenants may elect not to renew them. Even if our residents and tenants do renew or if we can re-lease the space, the terms of renewal or re-leasing, including the cost of required renovations may be less favorable than current lease terms. In addition, for new properties, we may be unable to attract enough residents and tenants, or the occupancy rates and rents may not be sufficient to make the property profitable. Moreover, continued weakness in the economy or a future recession may impede the ability of our residents or tenants to perform their contractual obligations, which could lead to an increase in defaults by residents and tenants. If we are unable to renew the leases or re-lease the space at our existing properties promptly and/or lease the space at our new properties, or if the rental rates upon renewal or re-leasing at existing properties are significantly lower than expected rates, or if there is an increase in tenant defaults, our financial condition and results of operations could be adversely affected.

Our expenses may remain constant or increase, even if our revenues decrease, causing our results of operations to be adversely affected.

Costs associated with our business, such as mortgage payments, real estate taxes, insurance premiums and maintenance costs, are relatively inflexible and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause a reduction in property revenues. As a result, if revenues drop, we may not be able to reduce our expenses accordingly, which would adversely affect our financial condition and results of operations.

We may be unable to collect balances due from any tenants in bankruptcy.

We cannot assure you that any tenant that files for bankruptcy protection or becomes subject to bankruptcy proceedings will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or its property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold which would result in a reduction in our cash flow and in the amount of cash available for distribution to our shareholders.

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

Under federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, may impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable in the future for costs associated with investigation and remediation of hazardous substances released at or from such properties. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our assets. The presence of hazardous substances or the failure to properly remediate those substances may result in our being liable for damages suffered by a third party for personal injury, property damage, cleanup costs, damage to natural resources or otherwise and may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.

In addition, our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes and underground and aboveground storage tanks. Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability. These environmental liabilities could affect a tenant's ability to make rental payments to us. Moreover, compliance with these laws may require significant expenditures. Interpretation of these laws and the restrictions themselves may change from time to time, and these changes may result in additional expenditures in order to achieve compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results. In addition, if a judgment is obtained against us or we otherwise become subject to a significant environmental liability, our financial condition may be adversely affected.

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

Uninsured losses or losses in excess of insurance coverage could adversely affect our financial condition.

As of December 31, 2010, we are self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person, according to plan policy limits. If the actual costs incurred to cover such uninsured claims are significantly greater than our budgeted costs, our financial condition will be adversely affected.

We carry comprehensive liability, fire, extended coverage and rental loss insurance in amounts that we believe are in line with coverage customarily obtained by owners of similar properties and appropriate given the relative risk of loss and the cost of the coverage. There are, however, certain types of losses, such as lease and other contract claims, acts of war or terrorism, acts of God, and in some cases, earthquakes, hurricanes and flooding that generally are not insured because such coverage is not available or it is not available at commercially reasonable rates. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

We may be unable to develop new properties or redevelop existing properties successfully, which could adversely affect our results of operations due to unexpected costs, delays and other contingencies.

Our operating strategy historically has included development of new properties, as well as expansion and/or redevelopment of existing properties. In January 2009, we decided to postpone future development activities (including previously identified future development projects) until we determined that the economic environment had sufficiently improved. During 2010, we completed two developments, including Colonial Promenade Craft Farms and the first phase of our Colonial Promenade Nord du Lac development. Development activity may be conducted through wholly-owned affiliates or through joint ventures. In addition to the risks associated with real estate investments in general as described above, there are significant risks associated with development activities including the following:

•
we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected leases;

•
we may incur development costs for a property that exceed original estimates due to increased materials, labor or other costs, changes in development plans or unforeseen environmental conditions, which could make completion of the property more costly or uneconomical;

•	land, insurance and construction costs may be higher than expected in our markets; therefore, we may be unable to attract rents that compensate for these increases in costs;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;

•	rental rates and occupancy levels may be lower than anticipated;

•	changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment; and

•	possible delays in completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals, or other factors outside of our control.

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

•
disputes with our joint venture partners may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved (see, for example, the discussion under Note 18 — “Contingencies, Guarantees and Other Arrangements” to our Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K);

•
our joint venture partners may be unsuccessful in refinancing or replacing existing mortgage indebtedness, or may choose not to do so, which could adversely affect the value of our joint venture interest;

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments;

•
our joint venture partner may elect to sell or transfer its interests in the joint venture to a third party, which may result in our loss of management and leasing responsibilities and fees that we currently receive from the joint venture properties; and

•
we may, in certain circumstances, be liable for the actions of our joint venture partners, and their activities could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

If any of the foregoing were to occur, our financial condition and results of operations could be adversely affected.

During 2010, two of our unconsolidated joint ventures exercised options to extend approximately $38.8 million of outstanding mortgage debt from 2010 to 2011. We also completed our exit from two single-asset multifamily joint ventures and, as a part of the transaction, we paid off the $19.3 million loan securing the asset in which we now have 100% interest. In addition, during 2010, we sold our remaining 50% interest in a commercial joint venture in which our joint venture partner assumed our pro-rata share of the existing loan, which was $20.9 million. In addition, we intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace any outstanding joint venture indebtedness, which may include property dispositions by the joint venture and/or additional capital contributions by us from time to time. There can be no assurance that our joint ventures will be successful in refinancing and/or replacing such existing debt at maturity or otherwise. The failure to refinance and/or restructure such debt could materially adversely affect the value of our joint venture interests and therefore the value of our joint venture investments, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may not be able to complete acquisitions and, even if we complete acquisitions, we may not achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our results of operations.

We will acquire multifamily properties only if they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on certain assumptions regarding the expected future performance of that property and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In particular, our acquisition activities pose the following risks to our ongoing operations:

•
we may be unable to acquire a desired property because of competition from other real estate investors, including other publicly traded REITs, private REITs, domestic and foreign financial institutions, life insurance companies, pension trusts, trust funds, investment banking firms, and private institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	we may not achieve the increased occupancy, cost savings and operational efficiencies projected at the time of acquiring a property;

•	management may incur significant costs and expend significant resources evaluating and negotiating potential acquisitions, including those that we subsequently are unable to complete;

•
we may acquire properties or other real estate-related investments that are not initially accretive to our results upon acquisition, and we may not successfully manage and operate those properties to meet our expectations;

•	we may acquire properties outside of our existing markets where we are less familiar with local economic and market conditions;

•	some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition;

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties; and

•
we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, and claims for indemnification by general partners, trustees, officers, and others indemnified by the former owners of the properties.

If we cannot finance property acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition and results of operations could be adversely affected.

Risks Associated with Our Indebtedness and Financing Activities

We have substantial indebtedness and our cash flow may not be sufficient to make required payments on our indebtedness or repay our indebtedness as it matures.

We rely on debt financing for our business. As of December 31, 2010, the amount of our total debt was approximately $2.0 billion, consisting of $1.8 billion of consolidated debt and $0.2 billion of our pro rata share of joint venture debt. In addition, as of December 31, 2010, approximately 40% of our consolidated indebtedness was secured by our real estate assets. Due to our high level of debt, we may be required to dedicate a substantial portion of our funds from operations to servicing our debt and our cash flow may be insufficient to meet required payments of principal and interest.

If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.

In addition, if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. Most of our indebtedness does not require significant principal payments prior to maturity. However, we will need to raise additional equity capital, obtain collateralized or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our indebtedness as it matures. We cannot assure you that these sources of financing or refinancing will be available to us favorable terms or at all. Our inability to obtain financing or refinancing to repay our maturing indebtedness, and our inability to refinance existing indebtedness on favorable terms, may require us to make higher interest and principal payments, issue additional equity securities, or sell some of our assets on disadvantageous terms, all or any of which may result in foreclosure of properties, partial or complete loss on our investment and otherwise adversely affect our financial conditions and results of operation. Also see Item 1A - “Risk Factors - Risks Associated with Our Operations - Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners' financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.”

Our degree of leverage could limit our ability to obtain additional financing and have other adverse effects which would negatively impact our results of operation and financial condition.

As of December 31, 2010, our borrowings totaled approximately $2.0 billion, $1.8 billion of consolidated borrowings and $0.2 billion of unconsolidated borrowings. Our organizational documents do not contain any limitation on the incurrence of debt. Our leverage and any future increases in our leverage could place us at a competitive disadvantage compared to our competitors that have less debt, make us more vulnerable to economic and industry downturns, reduce our flexibility in responding to changing business and economic conditions, and adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our results of operation and financial condition.

Due to the amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

As of December 31, 2010, we had approximately $421.9 million of variable rate debt outstanding, consisting of $390.4 million of our consolidated debt and $31.5 million of our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, failure to hedge effectively against interest rate changes may adversely affect our results of operations. Furthermore, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.

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

Our unsecured credit facility contains numerous customary restrictions, requirements and other limitations on our ability to incur debt, including the following financial ratios:

•	secured debt to total asset value ratio;

•	fixed charge coverage ratio;

•	total liabilities to total asset value ratio;

•	total permitted investments to total asset value ratio; and

•	unencumbered leverage ratio.

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

These restrictions, as well as any additional restrictions which we may become subject to in connection with additional financings or refinancings, will continue to hinder our operational flexibility through limitations on our ability to incur additional indebtedness, pursue certain business initiatives or make other changes to our business. These limitations could adversely affect our results of operations. In addition, violations of these covenants could cause the declaration of defaults and any related acceleration of indebtedness, which would result in adverse consequences to our financial condition. As of December 31, 2010, we were in compliance with all of the financial and operating covenants under our existing unsecured credit facility and indenture, and we believe that we will continue to remain in compliance with these covenants. However, there can be no assurance that we will be able to maintain compliance with these ratios and other debt covenants in the future.

Our inability to obtain sufficient third party financing could adversely affect our results of operations and financial condition because we depend on third party financing for our capital needs, including development, expansion, acquisition and other activities.

To qualify as a REIT, we must distribute to our shareholders each year at least 90% of our REIT taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, when we engage in the development or acquisition of new properties or expansion or redevelopment of existing properties, we will continue to rely on third-party sources of capital, including lines of credit, collateralized or unsecured debt (both construction financing and permanent debt), and equity issuances. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market's view of the quality of our assets, the market's perception of our growth potential, our current debt levels and our current and expected future earnings. Moreover, additional equity offerings may result in substantial dilution of our shareholders' interests, and additional debt financing may substantially increase our leverage. There can be no assurance that we will be able to obtain the financing necessary to fund our current or new development or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain a sufficient level of third party financing to fund our capital needs, our results of operations and financial condition may be adversely affected.

Disruptions in the credit markets could adversely affect our ability to obtain sufficient third party financing or refinance our existing credit facility for our capital needs, including development, expansion, acquisition and other activities, on favorable terms or at all, which could materially and adversely affect us.

Disruptions in the credit markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all. In 2008 and 2009, the U.S. stock and credit markets experienced significant price volatility, dislocations and liquidity disruptions, which caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Those circumstances materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases resulted in the unavailability of financing, even for companies that were otherwise qualified to obtain financing. Although the credit markets have recovered from this severe dislocation, there are a number of continuing effects, including a weakening of many traditional sources of debt financing, a reduction in the overall amount of debt financing available, lower loan to value ratios, a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. For example, our existing $675.0 million unsecured credit facility matures in June 2012 and we expect to refinance that facility or enter into a new credit facility prior to maturity, but there can be no assurance that the financial terms or covenants of any refinanced or new facility will be the same or as favorable as those under our existing credit facility.

If we are not successful in refinancing this debt when it becomes due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which could adversely affect our ability to service other debt and to meet our other obligations. In addition, we may be unable to obtain permanent financing on development projects we financed with construction loans or mezzanine debt. Our inability to obtain such permanent financing on favorable terms, if at all, could cause us to incur additional capital costs in connection with completing such projects, which could have an adverse affect on our business. If a dislocation similar to that which occurred in 2008 and 2009 occurs in the future, we may be forced to seek alternative sources of potentially less attractive financing and to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of the Trust's common shares, preferred shares or subordinated notes. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of the Trust's common shares and other adverse effects on us and our business.

Our results of operations could be adversely affected if we are required to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and retail developments.

From time to time, we guarantee portions of the indebtedness of certain of our unconsolidated joint ventures. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Guarantees and Other Arrangements” of this Annual Report on Form 10-K, for a description of the guarantees that we have provided with respect to the indebtedness of certain of our joint ventures as of December 31, 2010. From time to time, in connection with certain retail developments, we receive funding from municipalities for infrastructure costs through the issuance of bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. In some instances, we guarantee the shortfall, if any, of tax revenues to the debt service requirements on these bonds. If we are required to fund any amounts related to any of these guarantees, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts.

Our senior notes do not have an established trading market, therefore, holders of our notes may not be able to sell their notes.

Each series of CRLP's senior notes is a new issue of securities with no established trading market. We do not intend to apply for listing of any series of notes on any national securities exchange. The underwriters in an offering of senior notes may advise us that they intend to make a market in the notes, but they are not obligated to do so and may discontinue market making at any time without notice. We can give no assurance as to the liquidity of or any trading market for any series of our notes.

A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.

In September 2010, Moody's Investor Service (“Moody's”) reaffirmed the credit rating on our senior unsecured debt of Ba1 and Standard & Poor's and Fitch reaffirmed the credit rating on our senior unsecured debt of BB+. Previously, in March 2009, Moody's and Standard & Poor's lowered their credit ratings on our senior unsecured debt to Ba1 from Baa3 and to BB+ from BBB-, respectively, resulting in an increase in the pricing under our credit facility from LIBOR plus 75 basis points to LIBOR plus 105 basis points. The downgrades had the effect of increasing our borrowing costs, and further downgrades, while not impacting our borrowing costs, could shorten borrowing periods, thereby adversely impacting our ability to borrow secured and unsecured debt and otherwise limiting our access to capital, which could adversely affect our business, financial condition and results of operations. In September 2010, Moody's Investor Service (“Moody's”) reaffirmed the credit rating on our senior unsecured debt of Ba1 and Standard & Poor's and Fitch reaffirmed the credit rating on our senior unsecured debt of BB+.

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

Restrictions on the acquisition and change in control of the Company may have adverse effects on the value of the Trust's common shares and CRLP's partnership units.

Various provisions of the Trust's Declaration of Trust restrict the possibility for acquisition or change in control of us, even if the acquisition or change in control were in the shareholders' interest. As a result, the value of the Trust's common shares and CRLP's partnership units may be less than they would otherwise be in the absence of such restrictions.

The Trust's Declaration of Trust contains ownership limits and restrictions on transferability. The Trust's Declaration of Trust contains certain restrictions on the number of common shares and preferred shares that individual shareholders may own, which is intended to ensure that we maintain our qualification as a REIT. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To help avoid violating these requirements, the Trust's Declaration of Trust contains provisions restricting the ownership and transfer of shares in certain circumstances. These ownership limitations provide that no person may beneficially own, or be deemed to own by virtue of the attribution provisions of the Code, more than:

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

These ownership limitations may be waived by the Trust's Board of Trustees if it receives representations and undertakings of certain facts for the protection of our REIT status, and if requested, an IRS ruling or opinion of counsel.

The Trust's Declaration of Trust permits the Trust's Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring us. The Trust's Declaration of Trust permits the Board of Trustees of the Trust to issue up to 20,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by the Board of Trustees. Thus, the Board of Trustees of the Trust could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which some or a majority of shareholders might receive a premium for their shares over the then-prevailing market price of shares.

The Trust's Declaration of Trust and Bylaws contain other possible anti-takeover provisions. The Trust's Declaration of Trust and Bylaws contain other provisions that may have the effect of delaying, deferring or preventing an acquisition or change in control of the Company, and, as a result could prevent our shareholders from being paid a premium for their common shares over the then-prevailing market prices. These provisions include:

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

Our major policies, including our policies with respect to development, acquisitions, financing, growth, operations, debt capitalization and distributions, are determined by the Trust's Board of Trustees. A change in these policies could adversely affect our financial condition or results of operations, including our ability to service debt. The Trust's Board of Trustees may amend or revise policies from time to time in the future, and no assurance can be given that additional amendments or revisions to these policies will not result in additional charges or otherwise materially adversely affect our financial condition or results of operations.

Risks Related to the Trust's Shares

Market interest rates and low trading volume may have an adverse effect on the market value of the Trust's common shares.

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of the Trust's shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. This could cause the market price of the Trust's common shares to go down. In addition, although the Trust's common shares are listed on the New York Stock Exchange, the daily trading volume of the Trust's shares may be lower than the trading volume for other industries. As a result, our investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

A large number of shares available for future sale could adversely affect the market price of the Trust's common shares and may be dilutive to current shareholders.

The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of December 31, 2010 there were 125,000,000 common shares authorized under our Declaration of Trust, as amended, of which 78,334,238 were outstanding as of December 31, 2010. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to share option and share purchase plans. In addition to issuances of shares pursuant to share option and share purchase plans, as of December 31, 2010, we may issue up to 7,299,530 common shares upon redemption of currently outstanding units of our operating partnership. We also have filed a registration statement with the Securities and Exchange Commission allowing us to offer, from time to time, equity securities (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. As of December 31, 2010, we had issued an aggregate of approximately $317.0 million in common shares under this registration statement. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distribution or sales of our common shares will have on the market price of our common shares.

We may change our dividend policy.

The Trust intends to continue to declare quarterly distributions on its common shares. Future distributions will be declared and paid at the discretion of the Trust's Board of Trustees and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as the Trust's Board of Trustees deem relevant. The Trust's Board of Trustees reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

Changes in market conditions or a failure to meet the market's expectations with regard to our earnings and cash distributions could adversely affect the market price of the Trust's common shares.

We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of the Trust's common shares. In addition, we are subject to the risk that our cash flow will be insufficient to meet the required payments on our preferred shares and the Operating Partnership's preferred units. Our failure to meet the market's expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our shares.

The stock markets, including the New York Stock Exchange, on which the Trust lists its common shares, historically have experienced significant price and volume fluctuations. As a result, the market price of the Trust's common shares could be similarly volatile, and investors in the Trust's common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

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

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.

Risks Associated with Income Tax Laws

The Trust’s failure to qualify as a REIT would decrease the funds available for distribution to its shareholders and adversely affect the market price of the Trust’s common shares.

We believe that the Trust has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993. The Trust intends to continue to meet the requirements for taxation as a REIT, but it cannot assure shareholders that the Trust will qualify as a REIT. The Trust has not requested and does not plan to request a ruling from the IRS that the Trust qualifies as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. As a REIT, the Trust generally will not be subject to federal income tax on its income that it distributes currently to its shareholders. Many of the REIT requirements are highly technical and complex. The determination that the Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. The Trust generally is prohibited from owning more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, subject to certain exceptions, including an exception with respect to certain debt instruments and corporations electing to be “taxable REIT subsidiaries.” The Trust is also required to distribute to its shareholders at least 90% of its REIT taxable income (excluding capital gains). The fact that the Trust holds most of its assets through CRLP further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Trust’s REIT status. Furthermore, Congress or the Internal Revenue Service might make changes to the tax laws and regulations, or the courts might issue new rulings that make it more difficult, or impossible, for the Trust to remain qualified as a REIT.

If the Trust fails to qualify as a REIT for federal income tax purposes, and is unable to avail itself of certain savings provisions set forth in the Internal Revenue Code, the Trust would be subject to federal income tax at regular corporate rates. As a taxable corporation, the Trust would not be allowed to take a deduction for distributions to shareholders in computing its taxable income or pass through long term capital gains to individual shareholders at favorable rates. The Trust also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. The Trust would not be able to elect to be taxed as a REIT for four years following the year it first failed to qualify unless the IRS were to grant it relief under certain statutory provisions. If the Trust failed to qualify as a REIT, it would have to pay significant income taxes, which would reduce its net earnings available for investment or distribution to its shareholders. This likely would have a significant adverse effect on the Trust’s earnings and the value of the Trust’s common shares and CRLP’s partnership units. In addition, the Trust would no longer be required to pay any distributions to shareholders and all distributions to shareholders would be taxable as ordinary C corporation dividends to the extent of the Trust's current and accumulated earnings and profits. If the Trust fails to qualify as a REIT for federal income tax purposes and is able to avail itself of one or more of the statutory savings provisions in order to maintain its REIT status, the Trust would nevertheless be required to pay penalty taxes of at least $50,000 or more for each such failure. Moreover, the Trust’s failure to qualify as a REIT also would cause an event of default under its credit facility and may adversely affect the Trust’s ability to raise capital and to service its debt.

Even if the Trust qualifies as a REIT, it will be required to pay some taxes (particularly related to the Trust’s taxable REIT subsidiary).

Even if the Trust qualifies as a REIT for federal income tax purposes, the Trust will be required to pay certain federal, state and local taxes on its income and property. For example, the Trust will be subject to income tax to the extent we distribute less than 100% of its REIT taxable income (including capital gains). Moreover, if the Trust has net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. However, the Trust will not be treated as a dealer in real property with respect to a property that it sells for the purposes of the 100% tax if (i) the Trust has held the property for at least two years for the production of rental income prior to the sale, (ii) capitalized expenditures on the property in the two years preceding the sale are less than 30% of the net selling price of the property, and (iii) the Trust either (a) has seven or fewer sales of property (excluding certain property obtained through foreclosure) for the year of sale or (b) the aggregate tax basis of property sold during the year of sale is 10% or less of the aggregate tax basis of all of the Trust’s assets as of the beginning of the taxable year or (c) the fair market value of the property sold during the year of sale is 10% or less of the aggregate fair market value of all of the Trust’s assets as of the beginning of the taxable year and in the case of (b) or (c), substantially all of the marketing and development expenditures with respect to the property sold are made through an independent contractor from whom the Trust derives no income. The sale of more than one property to one buyer as part of one transaction constitutes one sale for purposes of this “safe harbor.” The Trust intends to hold its properties, and CRLP intends to hold its properties, for investment with a view to long-term appreciation, to engage in the business of acquiring, developing, owning and operating properties, and to make occasional sales of properties as are consistent with our investment objectives. However, not all of the Trust’s sales will satisfy the “safe harbor” requirements described above. Furthermore, there are certain interpretive issues related to the application of the “safe harbor” that are not free from doubt under the federal income tax law. While the Trust acquires and holds properties with an investment objective and does not believe they constitute dealer property, we cannot provide any assurance that the IRS might not contend that one or more of these sales are subject to the 100% penalty tax or that the IRS would not challenge our interpretation of, or any reliance on, the “safe harbor” provisions.

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

The Trust may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. In such event, or upon the Trust’s repayment of principal on debt, it could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, the Trust could be required to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements.

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

The Trust may, in the future, choose to pay dividends in common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

The Trust may in the future distribute taxable dividends that are payable partly in cash and partly in common shares. Under existing IRS guidance with respect to taxable years ending on or before December 31, 2011, up to 90% of such a dividend could be payable in common shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes, regardless of whether such shareholder receives cash, REIT shares or a combination of cash and REIT shares. As a result, a shareholder may be required to pay income tax with respect to such dividends in excess of the cash received. If a shareholder sells the REIT shares it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, if the market value of the Trust's shares decreases following the distribution. Furthermore, with respect to certain non-U.S. stockholders, the Trust may be required to withhold federal income tax with respect to dividends paid in common shares. In addition, if a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the Trust's common shares.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

General

As of December 31, 2010, our consolidated real estate portfolio consisted of 117 consolidated operating properties. In addition, we maintain non-controlling partial interests ranging from 10% to 20% in 39 properties held through unconsolidated joint ventures. These 156 properties, including consolidated and unconsolidated properties, are located in 11 states in the Sunbelt region of the United States.

Multifamily Properties

Our multifamily segment is comprised of 111 multifamily apartment communities, including 107 consolidated properties, of which 106 are wholly-owned and one is partially-owned, and four properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of 33,569 garden-style apartments and range in size from 80 to 586 units. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s) and/or a playground. We manage all of the multifamily properties.

The following table sets forth certain additional information relating to the consolidated multifamily properties as of and for the year ended December 31, 2010.

Consolidated Multifamily Properties

Consolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units (3)	Approximate Rentable Area(Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
Alabama:
CG at Liberty Park	Birmingham	2000	300	338,684	94.7%	$943
CG at Riverchase Trails	Birmingham	1996	345	327,223	93.0%	722
CV at Inverness	Birmingham	1986/1987/1990/1997	586	508,472	94.7%	568
CV at Trussville	Birmingham	1996	376	410,340	98.4%	682
CV at Cypress Village	Gulf Shores	2008	96	205,992	99.0%	1,135
CG at Edgewater	Huntsville	1990/1999	500	542,892	94.6%	677
CG at Madison	Huntsville	2000	336	354,592	93.2%	768
CV at Ashford Place	Mobile	1983	168	145,600	97.6%	566
CV at Huntleigh Woods	Mobile	1978	233	198,861	94.0%	541
Subtotal — Alabama			2,940	3,032,656	95.0%	693
Arizona:
CG at Inverness Commons	Scottsdale	2002	300	305,904	96.0%	655
CG at OldTown Scottsdale North	Scottsdale	1995	208	205,984	96.2%	748
CG at OldTown Scottsdale South	Scottsdale	1994	264	264,728	96.2%	765
CG at Scottsdale	Scottsdale	1999	180	201,569	93.9%	873
Subtotal — Arizona			952	978,185	95.7%	747
Florida:
CG at Heather Glen	Orlando	2000	448	523,228	97.3%	911
CG at Heathrow	Orlando	1997	312	353,040	97.1%	868
CG at Town Park Reserve	Orlando	2004	80	77,416	98.8%	1,039
CG at Town Park	Orlando	2002	456	535,340	95.4%	930
CV at Twin Lakes	Orlando	2004	460	417,808	97.4%	769
CG at Lakewood Ranch	Sarasota	1999	288	301,656	98.3%	951
CG at Seven Oaks	Tampa	2004	318	301,684	97.5%	853
Subtotal — Florida			2,362	2,510,172	97.1%	883
Georgia:
CG at Barrett Creek	Atlanta	1999	332	309,962	94.0%	732
CG at Berkeley Lake	Atlanta	1998	180	244,217	95.6%	863
CG at McDaniel Farm	Atlanta	1997	425	450,696	96.2%	711
CG at McGinnis Ferry	Atlanta	1997	434	509,455	92.6%	803
CG at Mount Vernon	Atlanta	1997	213	257,180	91.5%	973

Consolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units (3)	Approximate Rentable Area(Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
CG at Pleasant Hill	Atlanta	1996	502	501,816	92.2%	691
CG at River Oaks	Atlanta	1992	216	276,208	96.8%	772
CG at River Plantation	Atlanta	1994	232	310,364	96.6%	788
CG at Shiloh	Atlanta	2002	498	533,243	93.8%	759
CG at Sugarloaf	Atlanta	2002	250	328,558	91.2%	802
CG at Godley Station	Savannah	2005	312	337,344	96.8%	774
CG at Hammocks	Savannah	1997	308	323,844	97.7%	892
CV at Godley Lake	Savannah	2008	288	269,504	94.4%	759
CV at Greentree	Savannah	1984	194	165,216	99.5%	624
CV at Huntington	Savannah	1986	147	121,112	95.2%	722
CV at Marsh Cove	Savannah	1983	188	197,200	100.0%	727
Subtotal — Georgia			4,719	5,135,919	94.9%	769
Nevada:
CG at Desert Vista	Las Vegas	2008	380	338,288	94.2%	778
Subtotal — Nevada			380	338,288	94.2%	778
North Carolina:
CV at Pinnacle Ridge	Asheville	1948/1985	166	146,856	98.2%	687
CG at Ayrsley	Charlotte	2008	368	371,652	97.0%	769
CG at Beverly Crest	Charlotte	1996	300	278,685	94.7%	664
CG at Huntersville	Charlotte	2008	250	247,908	96.0%	757
CG at Legacy Park	Charlotte	2001	288	300,768	94.4%	684
CG at Mallard Creek	Charlotte	2004	252	232,646	94.4%	737
CG at Mallard Lake	Charlotte	1998	302	300,806	96.7%	705
CG at Matthews Commons	Charlotte	2008	216	203,280	96.8%	779
CG at University Center	Charlotte	2006	156	167,051	98.1%	698
CV at Chancellor Park	Charlotte	1996	340	326,560	95.9%	638
CV at Charleston Place	Charlotte	1986	214	172,405	91.1%	513
CV at Greystone	Charlotte	1998/2000	408	386,988	93.9%	557
CV at Matthews	Charlotte	1990	270	255,712	96.3%	707
CV at Meadow Creek	Charlotte	1984	250	230,430	94.8%	564
CV at South Tryon	Charlotte	2002	216	236,088	98.6%	627
CV at Stone Point	Charlotte	1986	192	172,992	96.9%	594
CV at Timber Crest	Charlotte	2000	282	273,408	95.7%	606
Enclave	Charlotte	2008	85	108,345	98.8%	1,366
Heatherwood	Charlotte	1980	476	438,563	96.0%	546
Autumn Park	Greensboro	2001/2004	402	403,776	94.8%	686
CG at Arringdon	Raleigh	2003	320	311,200	97.2%	723
CG at Brier Creek	Raleigh	2009	364	401,492	94.2%	854
CG at Crabtree Valley	Raleigh	1997	210	209,670	99.0%	674
CG at Patterson Place	Raleigh	1997	252	236,756	98.0%	775
CG at Trinity Commons	Raleigh	2000/2002	462	484,404	97.2%	707
CV at Deerfield	Raleigh	1985	204	198,180	94.1%	722
CV at Highland Hills	Raleigh	1987	250	262,639	94.0%	714
CV at Woodlake	Raleigh	1996	266	255,124	94.0%	659
CG at Wilmington	Wilmington	1998/2002	390	355,896	98.5%	643
CV at Mill Creek	Winston-Salem	1984	220	209,680	96.8%	527
Glen Eagles	Winston-Salem	1990/2000	310	312,320	94.5%	593
Subtotal — North Carolina			8,681	8,492,280	95.9%	665
South Carolina:
CG at Cypress Cove	Charleston	2001	264	303,996	97.7%	840
CG at Quarterdeck	Charleston	1987	230	218,880	97.4%	825
CV at Hampton Pointe	Charleston	1986	304	314,600	96.1%	697
CV at Waters Edge	Charleston	1985	204	187,640	99.5%	634
CV at Westchase	Charleston	1985	352	258,170	96.6%	584
CV at Windsor Place	Charleston	1985	224	213,440	98.7%	625
Subtotal — South Carolina			1,578	1,496,726	97.5%	696
Tennessee:
CG at Bellevue	Nashville	1996	349	344,954	96.6%	833
Subtotal — Tennessee			349	344,954	96.6%	833
Texas:
Ashton Oaks	Austin	2008	362	307,514	97.5%	691
CG at Canyon Creek	Austin	2007	336	348,960	98.8%	771
CG at Onion Creek	Austin	2008	300	312,520	96.3%	874

Consolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units (3)	Approximate Rentable Area(Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
CG at Round Rock	Austin	2006	422	429,645	96.7%	767
CG at Silverado	Austin	2004	238	239,668	97.9%	738
CG at Silverado Reserve	Austin	2006	256	266,146	97.7%	816
CV at Canyon Hills	Austin	1996	229	183,056	97.8%	667
CV at Quarry Oaks	Austin	1996	533	469,899	96.2%	641
CV at Sierra Vista	Austin	1999	232	205,604	97.8%	641
Brookfield	Dallas/Fort Worth	1984	232	165,672	94.4%	539
CG at Valley Ranch	Dallas/Fort Worth	1997	396	462,104	97.2%	966
CV at Main Park	Dallas/Fort Worth	1984	192	180,258	98.4%	717
CV at Oakbend	Dallas/Fort Worth	1996	426	382,751	93.9%	719
CV at Vista Ridge	Dallas/Fort Worth	1985	300	237,468	97.7%	544
Paces Cove	Dallas/Fort Worth	1982	328	219,726	97.0%	476
Remington Hills	Dallas/Fort Worth	1984	362	346,592	95.9%	680
Summer Tree	Dallas/Fort Worth	1980	232	136,272	96.1%	469
CG at Bear Creek	Dallas/Fort Worth	1998	436	395,137	97.7%	810
CV at Grapevine	Dallas/Fort Worth	1985	450	387,244	96.0%	673
CV at North Arlington	Dallas/Fort Worth	1985	240	190,540	96.7%	545
CV at Shoal Creek	Dallas/Fort Worth	1996	408	381,756	95.3%	754
CV at Willow Creek	Dallas/Fort Worth	1996	478	426,764	96.4%	706
Subtotal — Texas			7,388	6,675,296	96.7%	701
Virginia:
Autumn Hill	Charlottesville	1970	425	369,664	93.9%	668
CV at Harbour Club	Norfolk	1988	213	193,163	94.8%	780
CV at Tradewinds	Norfolk	1988	284	279,884	93.7%	793
Ashley Park	Richmond	1988	272	194,464	94.1%	630
CR at West Franklin	Richmond	1964/1965	332	169,854	94.9%	668
CV at Chase Gayton	Richmond	1984	328	311,266	96.6%	770
CV at Hampton Glen	Richmond	1986	232	177,760	99.6%	756
CV at Waterford	Richmond	1989	312	288,840	97.4%	794
CV at West End	Richmond	1987	224	156,332	98.2%	704
CV at Greenbrier	Washington DC	1980	258	217,245	90.3%	828
Subtotal — Virginia			2,880	2,358,472	95.2%	735
TOTAL			32,229	31,362,948	95.9%	$721
____________________________

(1)	In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand, CV as an abbreviation for Colonial Village and CR as an abbreviation for Colonial Reserve.

(2)	Represents year initially completed or, where applicable, year(s) in which additional phases were completed at the property.

(3)	For purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2010.

(4)	Represents weighted average rental rate per unit of the 107 consolidated multifamily properties at December 31, 2010.

The following table sets forth certain additional information relating to the unconsolidated multifamily properties as of and for the year ended December 31, 2010.

Unconsolidated Multifamily Properties

Unconsolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units(3)	Approximate Rentable Area (Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
Alabama:
CG at Traditions	Gulf Shores	2007	324	321,744	87.3%	$543
Subtotal — Alabama			324	321,744	87.3%	543
Georgia:
CG at Huntcliff	Atlanta	1997	358	364,633	96.1%	770
Subtotal — Georgia			358	364,633	96.1%	770
North Carolina:
CG at Research Park (Durham)	Raleigh	2002	370	377,050	96.8%	753
Subtotal — North Carolina			370	377,050	96.8%	753
Texas:
Belterra	Fort Worth	2006	288	278,292	95.8%	810
Subtotal — Texas			288	278,292	95.8%	810
TOTAL			1,340	1,341,719	94.1%	$727
 _____________________________
Footnotes on following page

(1)
We hold between a 10% and 35% noncontrolling interest in the unconsolidated joint venture that owns these properties. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand.

(2)	Represents year initially completed.

(3)	For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2010.

(4)	Represents weighted average rental rate per unit of the four unconsolidated multifamily properties not in lease-up at December 31, 2010.

The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our consolidated multifamily properties:

Year-End	Number of Units (1)	Percent Leased (2)	Average Base Rental Rate Per Unit (3)
December 31, 2010	32,229	95.9%	$721
December 31, 2009	31,520	94.7%	761
December 31, 2008	30,353	94.1%	784
December 31, 2007	30,371	96.0%	880
December 31, 2006	32,715	95.5%	851
 _____________________________
(1)    For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at the end of the respective period.
(2)    Represents weighted average occupancy of the multifamily properties that were not in lease up at the end of the respective period.
(3)    Represents weighted average rental rate per unit of the consolidated multifamily properties at the end of the respective period.

The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our unconsolidated multifamily properties:

Year-End	Number of Units (1)	Percent Leased (2)	Average Base Rental Rate Per Unit (3)
December 31, 2010	1,340	94.1%	$727
December 31, 2009	2,004	94.0%	762
December 31, 2008	4,246	92.3%	800
December 31, 2007	5,943	96.1%	803
December 31, 2006	5,396	94.6%	746
 _____________________________
(1)    For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at the end of the respective period.
(2)    Represents weighted average occupancy of the multifamily properties that were note in lease up at the end of the respective period.
(3)    Represents weighted average rental rate per unit of the unconsolidated multifamily properties at the end of the respective period.

For-Sale Residential

As of December 31, 2010, we had two consolidated developments, including one for-sale development and one lot development. During 2010, we sold the remaining units in one of the for-sale developments. As of December 31, 2010, we had approximately $14.5 million of capital cost, net of $10.5 million of non-cash impairment charges (based on book value, including pre-development and land costs) invested in these two consolidated projects. See Note 6 – “For-Sale Activities” in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional discussion.

Commercial Properties

Our commercial segment is comprised of 45 properties, consisting of ten wholly-owned consolidated properties and 35 properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of approximately 12.4 million net rentable square feet. The commercial properties range in size from approximately 30,000 square feet to 922,000 square feet. All of the commercial properties are managed by us, except Metropolitan Midtown — Retail, which is managed by an affiliated third party.

The following table sets forth certain additional information relating to our consolidated commercial properties as of and for the year ended December 31, 2010:

Consolidated Commercial Properties

Consolidated Commercial Properties (1)	Location	Year Completed (2)	Net Rentable Area (Square Feet) (3)	Anchor Owned Square Feet(4)	Percent Leased (5)	Total Annualized Base Rent (6)	Average Base Rent Per Leased Square Foot(7)
Alabama:
Brookwood Village Center (8)	Birmingham	1974	4,708	n/a	100.0%	$83,528	$17.74
Colonial Brookwood Village	Birmingham	1973/91/00	604,204	231,953	95.0%	4,634,778	26.55
Colonial Promenade Tannehill	Birmingham	2008	433,024	210,982	94.3%	1,727,440	20.13
Colonial Promenade Alabaster	Birmingham	2005	611,549	392,868	95.4%	240,552	10.24
Colonial Center Brookwood Village	Birmingham	2007	169,965	n/a	100.0%	4,960,195	29.18
Craft Farms- Publix (9)	Gulf Shores	2010	67,735	n/a	LU	LU	LU
Subtotal-Alabama			1,891,185	835,803	95.8%	11,646,493	25.40
Georgia:
Three Ravinia	Atlanta	1991	813,748	n/a	90.8%	14,982,687	25.45
Subtotal-Georgia			813,748		90.8%	14,982,687	25.45
Florida:
Colonial Center Town Park 400	Orlando	2008	175,674	n/a	34.1%	1,393,930	23.27
Subtotal-Florida			175,674		34.1%	1,393,930	23.27
North Carolina:
Metropolitan Midtown Retail	Charlotte	2008	172,129	n/a	82.9%	696,564	30.26
Metropolitan Midtown Office	Charlotte	2008	170,402	n/a	79.2%	3,835,811	28.88
Subtotal-North Carolina			342,531		76.5%	4,532,375	29.09
Louisiana:
Colonial Promenade Nord du Lac Phase I	Covington	2010	248,023	87,410	96.9%	240,552	10.24
Subtotal-Louisiana			248,023	87,410	96.9%	240,552	10.24
TOTAL			3,471,161	923,213	87.8%	$32,796,037	$25.49
 _____________________________

(1)	At December 31, 2010, the 11 properties listed above are 100% owned by us.

(2)	Represents year initially completed or, where applicable, the most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Net Rentable Area for Retail properties includes leasable area and space owned by anchor tenants.

(4)	Represents space owned by anchor tenants.

(5)	Percent leased excludes anchor-owned space.

(6)	Total Annualized Base Rent includes all base rents at our wholly-owned properties for leases in place at December 31, 2010.

(7)	Average Base Rent per Leased Square Foot excludes Retail anchor tenants over 10,000 square feet.

(8)	This property includes an aggregate of 88,158 square feet. However, only 4,708 square feet are currently being leased as of December 31, 2010 due to redevelopment plans.

(9)	This property is currently in lease-up and is not included in the Percent Leased and Average Base Rent per Leased Square Foot property totals.

The following table sets forth certain additional information relating to the unconsolidated commercial properties as of and for the year ended December 31, 2010:

Unconsolidated Commercial Properties

Unconsolidated Commercial Properties (1)	Location	Year Completed (2)	Net Rentable Area Square Feet (3)	Anchor Owned Square Feet (4)	Percent Leased (5)	Total Annualized Base Rent (6)	Average Rent Per Leased Square Foot (7)
Alabama:
Colonial Pinnacle Tutwiler II	Birmingham	2007	65,000	n/a	100.0%	$899,761	$13.84
Colonial Promenade Alabaster II	Birmingham	2007	355,269	225,921	96.5%	902,734	20.95
Colonial Promenade Hoover	Birmingham	2002	380,632	215,766	88.0%	1,001,072	19.19
Colonial Shoppes Colonnade	Birmingham	1989/2005	106,462	n/a	75.4%	920,212	18.34
Colonial Center Blue Lake	Birmingham	1982/2005	166,590	n/a	69.3%	2,285,035	20.45
Colonial Center Colonnade	Birmingham	1989/99	419,387	n/a	90.0%	8,282,282	22.11
Riverchase Center	Birmingham	1985	306,143	n/a	88.3%	2,590,809	10.58
Land Title Bldg.	Birmingham	1975	29,987	n/a	100.0%	411,087	13.71
International Park	Birmingham	1987/99	211,269	n/a	85.9%	3,480,946	20.80
Independence Plaza	Birmingham	1979/2000	106,216	n/a	0.984	2,010,986	19.28
Colonial Plaza	Birmingham	1999	170,850	n/a	0.963	2,902,050	18.02

Unconsolidated Commercial Properties (1)	Location	Year Completed (2)	Net Rentable Area Square Feet (3)	Anchor Owned Square Feet (4)	Percent Leased (5)	Total Annualized Base Rent (6)	Average Rent Per Leased Square Foot (7)
Colonial Center Lakeside	Huntsville	1989/90	122,162	n/a	100.0%	2,168,182	17.75
Colonial Center Research Park	Huntsville	1999	133,750	n/a	100.0%	2,458,829	18.60
Colonial Center Research Place	Huntsville	1979/84/88	274,657	n/a	100.0%	4,301,427	15.66
DRS Building	Huntsville	1972/86/90/03	215,485	n/a	100.0%	1,923,432	8.93
Regions Center	Huntsville	1990	154,297	n/a	99.6%	2,883,933	19.68
Perimeter Corporate Park	Huntsville	1986/89	234,597	n/a	97.4%	4,287,066	19.06
Progress Center	Huntsville	1987/89	221,992	n/a	95.2%	2,796,605	13.24
Research Park Office Center	Huntsville	1998/99	236,453	n/a	94.0%	3,012,764	13.55
Northrop Grumman	Huntsville	2007	110,275	n/a	100.0%	1,517,466	13.76
Colonial Promenade Madison	Madison	2000	110,655	n/a	100.0%	447,851	14.96
Subtotal-Alabama			4,132,128	441,687	93.3%	51,484,529	16.70
Florida:
Colonial Promenade TownPark	Orlando	2005	198,421	n/a	90.2%	1,884,261	25.37
901 Maitland Center	Orlando	1985	158,378	n/a	78.8%	2,351,873	19.68
Colonial Center at TownPark	Orlando	2001	657,844	n/a	91.1%	12,745,028	21.65
Colonial Center Heathrow	Orlando	1988/96/97/98/99/2000/01	922,266	n/a	83.9%	14,401,864	19.53
Colonial TownPark Office	Orlando	2004	37,970	n/a	81.0%	756,208	24.60
Colonial Center at Bayside	Tampa	1988/94/97	212,896	n/a	61.0%	2,470,124	19.01
Colonial Place I & II	Tampa	1984/1986	372,316	n/a	82.1%	7,620,731	24.99
Concourse Center	Tampa	1982/83/84/2003/05	294,369	n/a	83.9%	4,635,174	20.02
Subtotal-Florida			2,854,460	—	83.7%	46,865,263	21.14
Georgia:
The Peachtree	Atlanta	1989	316,635	n/a	88.5%	6,642,670	24.55
Subtotal-Georgia			316,635		88.5%	6,642,670	24.55
North Carolina:
Esplanade	Charlotte	1981/2007	202,810	n/a	81.3%	3,093,104	19.05
Subtotal-North Carolina			202,810		81.3%	3,093,104	19.05
Tennessee:
Colonial Pinnacle Turkey Creek	Knoxville	2005	476,302	74,349	94.7%	3,675,543	23.71
Colonial Pinnacle Turkey Creek III	Knoxville	2008	160,036	30,000	84.4%	599,034	20.63
Colonial Promenade Smyrna	Smyrna	2008	415,835	267,502	96.6%	1,480,206	20.39
Subtotal-Tennessee			1,052,173	371,851	93.2%	5,754,783	22.42
Texas:
Research Park Plaza III and IV	Austin	2001	360,169	n/a	94.5%	8,301,201	24.40
Subtotal-Texas			360,169		94.5%	8,301,201	24.40
TOTAL			8,918,375	813,538	89.5%	$122,141,550	$19.32
 _____________________________

(1)	We hold between a 5% and 50% noncontrolling interests in the unconsolidated joint ventures that own these properties.

(2)	Represents year initially completed or, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Net Rentable Area for Retail properties includes leasable area and space owned by anchor tenants.

(4)	Represents space owned by anchor tenants.

(5)	Percent leased excludes anchor-owned space.

(6)	Total Annualized Base Rent includes all base rents at our partially-owned properties for leases in place at December 31, 2010.

(7)	Average Base Rent per Leased Square Foot excludes Retail anchor tenants over 10,000 square feet.

The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2010 for our consolidated commercial properties:

Year of Lease Expiration	Number of Tenants with Expiring Leases	Net Rentable Area of Expiring Leases (Square Feet) (1)	Annualized Base Rent of Expiring Leases (1) (2)	Percent of Total Annualized Base Rent Represented by Expiring Leases (1)
2011	29	95,785	$1,839,852	4.7%
2012	23	84,772	2,086,551	5.3%
2013	33	132,948	2,902,259	7.4%
2014	15	61,098	1,127,749	2.9%
2015	27	167,173	3,406,322	8.7%
Thereafter	76	1,654,695	27,893,110	71.1%
	203	2,196,471	$39,255,843	100.0%
_________________________________
Footnotes on following page

(1)     Excludes approximately 351,477 square feet of space not leased as of December 31, 2010.
(2)     Annualized base rent is calculated using base rents as of December 31, 2010.

The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2010 for our unconsolidated commercial properties:

Year of Lease Expiration	Number of Tenants with Expiring Leases	Net Rentable Area of Expiring Leases (Square Feet) (1)	Annualized Base Rent of Expiring Leases (1) (2)	Percent of Total Annualized Base Rent Represented by Expiring Leases (1)
2011	163	926,173	$18,418,029	13.3%
2012	134	1,785,351	36,713,650	26.6%
2013	121	820,653	16,271,698	11.8%
2014	74	529,933	10,694,210	7.7%
2015	64	848,335	13,322,878	9.6%
Thereafter	162	2,325,635	42,851,987	31.0%
	718	7,236,080	$138,272,452	100.0%
_____________________________

(1)	Excludes approximately 868,757 square feet of space not leased as of December 31, 2010.

(2)	Annualized base rent is calculated using base rents as of December 31, 2010.

The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our consolidated commercial properties:

Year-End	Rentable Area (Square Feet)	Total Percent Leased (1)	Average Base Rent Per Leased Square Foot (1) (2)
December 31, 2010	3,471,161	87.8%	$25.49
December 31, 2009	3,228,671	89.9%	26.88
December 31, 2008	2,270,880	96.8%	24.87
December 31, 2007	1,249,000	95.4%	22.49
December 31, 2006	13,805,300	93.9%	17.70
_____________________________

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot are calculated excluding one property in lease-up at December 31, 2010.

(2)	Average Base Rent per Leased Square Foot excludes retail anchor tenants over 10,000 square feet.

The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our unconsolidated commercial properties:

Year-End	Rentable Area (Square Feet)	Total Percent Leased	Average Base Rent Per Leased Square Foot (1)
December 31, 2010	8,918,375	89.5%	$19.32
December 31, 2009	9,572,246	89.9%	19.42
December 31, 2008	21,842,150	89.5%	19.82
December 31, 2007	25,380,000	91.4%	19.23
December 31, 2006	15,859,700	90.4%	19.27
_____________________________

(1)	Average Base Rent per Leased Square Foot excludes Retail anchor tenants over 10,000 square feet.

Undeveloped Land

We currently own various parcels of land that are held for future developments. Land adjacent to multifamily properties typically would be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at commercial properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings and expansion of shopping centers, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers. During 2010, as we recognized market fundamentals improving, we began pursuing strategic developments that had been previously postponed. As we continue to monitor the market fundamentals, we will look for opportunities to continue to grow the company through development efforts on undeveloped land we already own and by disposing of land, including for-sale residential assets, land held for future for-sale and mixed use developments and commercial outparcels.

Property Markets

The table below sets forth certain information with respect to the geographic concentration of our consolidated properties as of December 31, 2010.

Geographic Concentration of Consolidated Properties

State	Units (1)	% of Total Units	NRA (2)	% of Total NRA
Alabama	2,940	9.1%	2,726,988	62.1%
Arizona	952	3.0%	—	—
Florida	2,362	7.3%	175,674	4.0%
Georgia	4,719	14.6%	813,748	18.5%
Louisiana	—	—	335,433	7.6%
Nevada	380	1.2%	—	—
North Carolina	8,681	26.9%	342,531	7.8%
South Carolina	1,578	4.9%	—	—
Tennessee	349	1.1%	—	—
Texas	7,388	22.9%	—	—
Virginia	2,880	8.9%	—	—
Total	32,229	100.0%	4,394,374	100.0%
_____________________________

(1)	Units (in this table only) refer to multifamily apartment units.

(2)	NRA refers to net rentable area of commercial space, which includes gross leasable area and space owned by anchor tenants.

Our primary markets are Birmingham, Alabama; Orlando, Florida; Atlanta and Savannah, Georgia; Charlotte and Raleigh, North Carolina; Austin and Dallas/Fort Worth, Texas; and Richmond, Virginia. We believe that our markets in these states are characterized by stable and increasing populations. Although the markets in which our properties are located experienced reduced spending, falling home prices and high unemployment as a result of the recent downturn in the U.S. economy, we believe that in the long run these markets should continue to provide a steady demand for multifamily and commercial properties.

Mortgage Financing

As of December 31, 2010, we had approximately $1.8 billion of collateralized and unsecured indebtedness outstanding with a weighted average interest rate of 5.1% and a weighted average maturity of 5.8 years. Of this amount, approximately $696.6 million was collateralized mortgage financing and $1.1 billion was unsecured debt. Our mortgaged indebtedness was collateralized by 36 of our consolidated properties and carried a weighted average interest rate of 5.6% and a weighted average maturity of 8.2 years. The following table sets forth our secured and unsecured indebtedness as of December 31, 2010 in more detail.

			Anticipated Annual
		Principal	Debt Service
($ in thousands)	Interest	Balance as of	1/1/2011	Maturity	Balance Due
Property (1)	Rate	12/31/2010	12/31/2011	Date	on Maturity
Multifamily Properties
CG at Wilimington	5.380%	$27,100	$1,458	4/1/2015	$27,100
CG at Trinity Commons	5.430%	30,500	1,656	4/1/2018	30,500
CG at Liberty Park (2)	6.040%	16,703	1,009	2/27/2019	16,703
CG at Mallard Creek (2)	6.040%	14,647	885	2/27/2019	14,647
CG at Heathrow (2)	6.040%	19,299	1,166	2/27/2019	19,299
CG at Arringdon (2)	6.040%	18,104	1,093	2/27/2019	18,104
CG at Mount Vernon (2)	6.040%	14,364	868	2/27/2019	14,364
CG at McGinnis Ferry (2)	6.040%	23,888	1,443	2/27/2019	23,888
CG at Beverly Crest (2)	6.040%	14,521	877	2/27/2019	14,521
CG at Patterson Place (2)	6.040%	14,396	870	2/27/2019	14,396
CG at Round Rock (2)	6.040%	22,945	1,386	2/27/2019	22,945
CG at Bear Creek (2)	6.040%	22,568	1,363	2/27/2019	22,568
CG at Mallard Lake (2)	6.040%	16,533	999	2/27/2019	16,533
CG at Crabtree Valley (2)	6.040%	9,869	596	2/27/2019	9,869
CG at Shiloh (2)	6.040%	28,540	1,724	2/27/2019	28,540
CG at Edgewater I (3)	5.310%	26,456	1,405	6/1/2019	26,456
CG at Madison (3)	5.310%	21,473	1,140	6/1/2019	21,473
CG at Town Park (3)	5.310%	31,434	1,669	6/1/2019	31,434

				Anticipated Annual
			Principal	Debt Service
($ in thousands)	Interest		Balance as of	1/1/2011	Maturity	Balance Due
Property (1)	Rate		12/31/2010	12/31/2011	Date	on Maturity
CG at River Oaks (3)	5.310%		11,147	592	6/1/2019	11,147
CG at Seven Oaks (3)	5.310%		19,774	1,050	6/1/2019	19,774
CG at Barrett Creek (3)	5.310%		18,378	976	6/1/2019	18,378
CG at Huntersville (3)	5.310%		14,165	752	6/1/2019	14,165
CG at Canyon Creek	5.640%		15,375	867	9/14/2019	15,375
CG at Bellevue (4)	5.020%		22,400	1,124	7/1/2020	22,400
CG at Valley Ranch (4)	5.020%		25,400	1,275	7/1/2020	25,400
CG at Godley Station	5.550%		16,425	912	6/1/2025	16,425
CV at Timber Crest	3.180%	(5)	13,079	416	8/15/2015	13,079
CV at Matthews	5.800%		14,576	845	3/29/2016	14,576
CV at Quarry Oaks (2)	6.040%		25,145	1,519	2/27/2019	25,145
CV at Sierra Vista (2)	6.040%		10,215	617	2/27/2019	10,215
CV at Willow Creek (2)	6.040%		24,768	1,496	2/27/2019	24,768
CV at Shoal Creek (2)	6.040%		21,373	1,291	2/27/2019	21,373
CV at Oakbend (2)	6.040%		20,305	1,226	2/27/2019	20,305
CV at West End (2)	6.040%		11,818	714	2/27/2019	11,818
CV at Greystone (3)	5.310%		13,532	719	6/1/2019	13,532
CV at Twin Lakes (4)	5.020%		25,400	1,275	7/1/2020	25,400
Other debt:
Unsecured Credit Facility (6)	1.310%	(5)	377,362	4,946	6/21/2012	377,362
Senior Unsecured Notes	6.875%		79,832	5,488	8/15/2012	79,832
Senior Unsecured Notes	6.150%		99,459	6,117	4/15/2013	99,459
Senior Unsecured Notes	4.800%		56,929	2,733	4/1/2011	56,929
Senior Unsecured Notes	6.250%		191,790	11,987	6/15/2014	191,790
Senior Unsecured Notes	5.500%		184,473	10,146	10/1/2015	184,473
Senior Unsecured Notes	6.050%		75,111	4,544	9/1/2016	75,111
TOTAL CONSOLIDATED DEBT	5.094%		$1,761,571	$85,234		$1,761,571
_____________________________

(1)
Certain of the properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	These properties are cross-collateralized under the same secured credit facility and bear a weighted average interest rate of 6.04%.

(3)	These properties are cross-collateralized under the same secured credit facility and bear a weighted average interest rate of 5.31%.

(4)	These properties are cross-collateralized under the same secured credit facility and bear a fixed interest rate of 5.02%.

(5)	Represents variable rate debt.

(6)
This unsecured credit facility bears interest at a variable rate, based on LIBOR plus a spread of 105 basis points. The facility also includes a competitive bid feature that allows us to convert up to $337.5 million under the unsecured credit facility to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2010, we had no amounts outstanding under the competitive bid feature.

In addition to our consolidated debt, the majority of our unconsolidated joint venture properties are subject to mortgage loans. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. Our pro-rata share of such indebtedness as of December 31, 2010 was $201.3 million. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace other outstanding joint venture indebtedness (which may also include, for example, property dispositions), which cooperation may include additional capital contributions from time to time. See Item 1A — “Risk Factors — Risks Associated with Our Operations — Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.”

In addition, we have made certain guarantees in connection with our investment in unconsolidated joint ventures (see Note 18 - “Contingencies, Guarantees and Other Arrangements” to our Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K).

Item 3.     Legal Proceedings.

Colonial Grand at Traditions Litigation

As previously disclosed, during April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture (the “Joint Venture”), in which the Company has a 35% noncontrolling interest. Construction at this site is complete and the project was placed into service during 2008. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. As of September 30, 2010, the Joint Venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount due on the construction loan. In October 2010, Regions Bank, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantee from each of the guarantors, including the Company, together with outstanding interest on the loan. On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace the Company as property manager and take control of the property's cash flow. Regions Bank subsequently transferred all of its interest in the construction loan to MLQ-ELD, L.L.C. (“MLQ”), and MLQ initiated foreclosure proceedings with respect to the property in January 2011 and has filed a motion to substitute itself in place of Regions Bank in the existing litigation. On February 16, 2011, the Joint Venture filed for relief under Chapter 11 of the Bankruptcy Code and requested that the court, among other things, terminate the receivership. The court has granted the order on a temporary basis, which has effectively suspended the foreclosure proceedings.

In December, 2010, the Joint Venture and SM Traditions Associates, LLC (the “JV Parties”), which owns a 65% controlling interest in the Joint Venture, filed cross-claims in the Circuit Court of Baldwin County, Alabama against the Company and certain of its subsidiaries (collectively, the “Colonial Parties”), in connection with the development and management of the Colonial Grand at Traditions by the Colonial Parties. The JV Parties assert several claims relating to the Company's oversight and involvement in the development and construction of the property, including breach of management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duty. The JV Parties also assert that the Colonial Parties conspired with Regions Bank in connection with the activities alleged. The JV Parties have made a demand for an accounting of the costs of development and construction and claim damages of at least $13 million, plus attorney's fees.

The Company believes the JV Parties' allegations lack merit and intends to vigorously defend itself against these claims. However, the Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include damages, fines, penalties and other costs. The Company's management believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on the Company's business, results of operations, liquidity or financial condition.

James Island Litigation

As previously disclosed in our periodic filings, the Trust and CRLP are parties to lawsuits arising out of alleged construction deficiencies with respect to condominium units at our Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all 230 units were sold during 2006. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County in March, 2010, against various parties involved in the development and construction of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking an unspecified amount of damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. We are currently in the initial phases of discovery and are continuing to investigate the matter and evaluate our options, and we intend to vigorously defend ourselves against these claims. No prediction of the likelihood, or amount, of resulting loss or recovery (if any) can be made at this time. Further, no assurance can be given that the matter will be resolved favorably to us.

UCO Litigation

We are involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of our for-sale projects, which were being developed in a joint venture in which we were a majority owner. The contractor is affiliated with our joint venture partner.

•
In connection with the dispute, in January 2008, the contractor filed a lawsuit in Circuit Court of Baldwin County, Alabama, against us alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

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

In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations (see Note 2 - "Summary of Significant Accounting Policies - Loss Contingencies" to our Notes to Consolidated Financial Statements of the Trust and CRLP in Item 8 of this Form 10-K).

Item 4.      [Reserved].

PART II

Item 5.      Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Trust’s common shares are traded on the NYSE under the symbol “CLP.” The following sets forth the high and low sale prices for the common shares for each quarter in the two-year period ended December 31, 2010, as reported by the New York Stock Exchange Composite Tape, and the distributions paid by us with respect to each such period.

	Calendar Period	High	Low	Distribution
2010
	First Quarter	$13.89	$10.36	$0.15
	Second Quarter	$17.27	$12.70	$0.15
	Third Quarter	$17.05	$13.20	$0.15
	Fourth Quarter	$19.79	$16.13	$0.15
2009
	First Quarter	$9.09	$2.72	$0.25
	Second Quarter	$8.85	$3.57	$0.15
	Third Quarter	$11.43	$6.98	$0.15
	Fourth Quarter	$12.41	$9.72	$0.15

On February 24, 2011 the last reported sales price of the Trust’s common shares on the NYSE was $18.60. On February 7, 2011, the Trust had approximately 3,070 shareholders of record.

There is no established public trading market for CRLP’s common units. The common unitholders of CRLP received quarterly distributions in same amounts as the common shareholders of the Trust (as set forth in the table above) during the two years ended December 31, 2010 and 2009. On February 7, 2011, CRLP had 61 holders of record of common units and 7,281,935 common units outstanding, excluding the 78,940,522 common units owned by the Trust.

Issuance of Unregistered Equity Securities

In October 2010, the Trust issued 17,595 common shares in exchange for common units of CRLP. In September 2010, the Trust issued 59,462 common shares in exchange for common units of CRLP. In July 2010, the Trust issued 9,615 common shares in exchange for common units of CRLP. In addition, in May 2010, the Trust issued 60,000 common shares in exchange for common units of CRLP. The units were tendered for redemption by limited partners of CRLP in accordance with the terms of CRLP’s Third Amended and Restated Agreement of Limited Partnership, as amended (the “CRLP Partnership Agreement”). These common shares were issued in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on an exchange ratio of one common share for each common unit of CRLP.

The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Plan, its Trustee Share Option Plan, its 2008 Omnibus Incentive Plan, its Employee Share Option and Restricted Share Plan and its Employee Share Purchase Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to the CRLP Partnership Agreement, each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended December 31, 2010, CRLP issued 203,928 common units to the Trust for direct investments and other issuances under these plans for an aggregate of approximately $3.3 million.

During the quarter ended December 31, 2010, the Trust also issued 462,500 common shares under its $100.0 million “at-the-market” equity offering program, which common shares were registered under the Act. Pursuant to the CRLP Partnership Agreement, CRLP issued to the Trust an equal number of units for the same price at which the common shares were sold, in a transaction that was not registered under the Act in reliance on Section 4(2) of the Act due to the fact that the units were issued only to the Trust and therefore, did not involve a public offering. Accordingly, during the quarter ended December 31, 2010, CRLP issued 462,500 common units to the Trust for shares issued under the Trust’s equity offering for net aggregate proceeds of approximately $8.2 million.

Dividend Policy

The Trust intends to continue to declare quarterly distributions on the Trust’s common shares. In order to maintain its qualification as a REIT, the Trust must make annual distributions to shareholders of at least 90% of our REIT taxable income. Future distributions will be declared and paid at the discretion of our Board of Trustees of the Trust and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board of Trustees of the Trust deem relevant. The Board of Trustees of the Trust reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

The CRLP partnership agreement requires CRLP to distribute at least quarterly 100% of our available cash (as defined in the CRLP Partnership Agreement) to holders of CRLP partnership units. Consistent with the CRLP Partnership Agreement, we intend to continue to distribute quarterly an amount of our available cash sufficient to enable the Trust to pay quarterly dividends to its shareholders in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code and to eliminate federal income and excise tax liability.

Issuer Purchases of Equity Securities

A summary of our repurchases of the Trust’s common shares for the three months ended December 31, 2010 is as follows:

			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet be
	Total Number of Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans
October 1 – October 31, 2010	1,965	$17.73	—	—
November 1 – November 30, 2010	264	$18.08	—	—
December 1 – December 31, 2010	—	$—	—	—
Total	2,229	$17.91	—	—
_____________________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Stock Option Plan and Restricted Stock Plan and our 2008 Omnibus Incentive Plan.

Item 6.     Selected Financial Data.

The following tables set forth selected financial and operating information on a historical basis for each of the five years ended December 31, 2010 for the Trust and CRLP. The following information should be read together with the consolidated financial statements of the Trust and CRLP and notes thereto included in Item 8 of this Form 10-K. Our historical results may not be indicative of future results due, among other things, to our evolution to a multifamily-focused REIT in 2007 and our decision in 2009 to accelerate the disposal of our for-sale residential assets and land held for future for-sale residential and mixed-use developments and to postpone future development activities (including previously identified future development projects) until we determine that the current economic environment has sufficiently improved, which only recently began to occur in late 2010, as discussed further under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy and Outlook.”

COLONIAL PROPERTIES TRUST
SELECTED FINANCIAL INFORMATION

($ in thousands, except per share data)	2010	2009	2008	2007	2006
OPERATING DATA
Total revenue	$367,009	$340,754	$344,405	$422,464	$465,232
Expenses:
Depreciation and amortization	131,034	117,190	104,713	119,246	143,547
Impairment and other losses	1,308	10,388	93,116	44,413	1,577
Other operating	185,143	178,640	184,181	228,610	222,576
Income (loss) from operations	49,524	34,536	(37,605)	30,195	97,532
Interest expense	84,553	87,023	70,134	85,936	115,179
Debt cost amortization	4,645	4,963	5,019	6,539	6,236
Interest income	1,597	1,446	2,776	8,359	7,754
(Loss) gain from sales of property	(1,391)	5,875	6,776	314,292	66,794
Gains (losses) on retirement of debt	1,044	56,427	15,951	(10,363)	(641)
Other income, net	1,992	7,134	13,145	27,295	40,127
(Loss) income from continuing operations	(36,432)	13,432	(74,110)	277,303	90,151
(Loss) income from discontinued operations	(2,111)	1,746	23,589	101,270	164,496
Dividends to preferred shareholders	5,649	8,142	8,773	13,439	20,902
Preferred unit repurchase gains	3,000	—	—	—	—
Preferred share issuance costs write-off	(4,868)	25	(27)	(360)	(2,086)
Distributions to preferred unitholders	7,161	7,250	7,251	7,250	7,250
Net (loss) income available to common shareholders (1)	$(48,054)	$(509)	$(55,429)	$342,102	$180,449
Per share — basic:
(Loss) income from continuing operations	$(0.65)	$(0.05)	$(1.61)	$5.53	$1.08
(Loss) income from discontinued operations	(0.02)	0.04	0.42	1.73	2.86
Net (loss) income per share — basic (2)	$(0.67)	$(0.01)	$(1.19)	$7.26	$3.94
Per share — diluted:
(Loss) income from continuing operations	$(0.65)	$(0.05)	$(1.61)	$5.47	$1.07
(Loss) income from discontinued operations	(0.02)	0.04	0.42	1.72	2.84
Net (loss) income per share — diluted (2)	$(0.67)	$(0.01)	$(1.19)	$7.19	$3.91
Dividends declared per common share (3)	$0.60	$0.70	$1.75	$13.29	$2.72

BALANCE SHEET DATA
Land, buildings and equipment, net	$2,706,988	$2,755,644	$2,665,700	$2,394,589	$3,562,954
Total assets	3,171,134	3,172,632	3,155,169	3,229,830	4,431,777
Total long-term liabilities	1,761,571	1,704,343	1,762,019	1,641,839	2,397,906
Redeemable preferred stock	—	4	4	5	6

OTHER DATA
Funds from operations (4) *	$81,310	$128,850	$920	$100,097	$214,422
Cash flow provided by (used in)
Operating activities	109,707	108,594	117,659	99,030	171,796
Investing activities	(102,287)	(166,466)	(167,497)	657,456	135,418
Financing activities	(7,056)	53,277	(34,010)	(751,100)	(250,182)
Total properties (at end of year)	156	156	192	200	223
_________________________
Footnotes on following page

(1)
For 2010,2009, 2008, and 2007, includes $0.3 million, $12.3 million, $116.9 million, and $43.3 million, respectively, in non-cash impairment charges attributable to certain of our for-sale residential properties, land held for future development and one retail development property.

(2)	All periods have been adjusted to reflect the adoption of ASC 260, Earnings per Share.

(3)
For 2007, includes a special distribution paid of $10.75 per share during the second quarter of 2007 as a result of our office and retail joint venture strategic transactions in which we sold 85% of our interests in 26 commercial assets into the DRA/CLP joint venture and 11 of our commercial assets into the OZRE joint venture. We disposed of our interests in the OZRE joint venture in late 2009.

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

COLONIAL REALTY LIMITED PARTNERSHIP
SELECTED FINANCIAL INFORMATION

($ in thousands, except per unit data)	2010	2009	2008	2007	2006
OPERATING DATA
Total revenue	$367,009	$340,754	$344,405	$422,464	$465,232
Expenses:
Depreciation and amortization	131,034	117,190	104,713	119,246	143,547
Impairment charges	1,308	10,388	93,116	44,413	1,577
Other operating	185,143	178,640	184,181	228,610	222,576
Income (loss) from operations	49,524	34,536	(37,605)	30,195	97,532
Interest expense	84,553	87,023	70,134	85,936	115,179
Debt cost amortization	4,645	4,963	5,019	6,539	6,236
Interest income	1,597	1,446	2,776	7,598	7,754
(Loss) gain from sales of property	(1,391)	5,875	6,776	29,525	66,794
Other income, net	3,036	63,561	29,096	16,932	39,486
(Loss) income from continuing operations	(36,432)	13,432	(74,110)	(8,225)	90,151
(Loss) income from discontinued operations	(1,716)	17	(19,473)	10,126	29,877
Distributions to preferred unitholders	(12,810)	(15,392)	(16,024)	(20,689)	(28,152)
Preferred unit repurchase gains	3,000	—	—	—	—
Preferred unit issuance costs write-off	(4,868)	25	(27)	(360)	(2,086)
Net (loss) income available to common unitholders (1)	$(53,122)	$(591)	$(66,654)	$55,639	$222,614
Per unit — basic:
(Loss) income from continuing operations	(0.65)	(0.05)	(1.61)	5.53	1.08
(Loss) income from discontinued operations	(0.02)	0.04	0.42	1.73	2.86
Net (loss) income per unit — basic (2)	$(0.67)	$(0.01)	$(1.19)	$7.26	$3.94
Per unit — diluted:
(Loss) income from continuing operations	(0.65)	(0.05)	(1.61)	5.47	1.07
(Loss) income from discontinued operations	(0.02)	0.04	0.42	1.72	2.84
Net (loss) income per unit — diluted (2)	$(0.67)	$(0.01)	$(1.19)	$7.19	$3.91
Distributions per unit (3)	$0.60	$0.70	$1.75	$2.75	$2.72

BALANCE SHEET DATA
Land, buildings and equipment, net	2,706,987	2,755,643	2,665,698	2,394,587	3,562,951
Total assets	3,170,515	3,171,960	3,154,501	3,229,637	4,431,774
Total long-term liabilities	1,761,571	1,704,343	1,762,019	1,641,839	2,397,906

OTHER DATA
Total properties (at end of year)	156	156	192	200	223
________________________

(1)
For 2010,2009, 2008, and 2007, includes $0.3 million, $12.3 million, $116.9 million, and $43.3 million, respectively, in non-cash impairment charges attributable to certain of our for-sale residential properties, land held for future development and one retail development property.

(2)	All periods have been adjusted in accordance with ASC 205-20, Discontinued Operations and to reflect the adoption of ASC 260, Earnings per Share.

(3)
Includes a special distribution paid of $0.21 per unit during the second quarter of 2007 as a result of our office and retail joint venture strategic transactions in which we sold 85% of our interests in 26 commercial assets into the DRA/CLP joint venture and 11 of our commercial assets into the OZRE joint venture. We disposed of our interests in the OZRE joint venture in late 2009.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the "Trust”) and Colonial Realty Limited Partnership (“CRLP”) of which the Trust is the sole general partner and in which the Trust owned a 91.5% limited partner interest as of December 31, 2010. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together, except as otherwise noted, with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in Item 8 of this Form 10-K.

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets, primarily through joint venture investments, and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 156 properties as of December 31, 2010, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of December 31, 2010, we owned or maintained a partial ownership in:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/ Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)

Multifamily apartment communities	107	(2)	32,229	4	1,340	111	33,569
Commercial properties	10		2,548,000	35	8,105,000	45	10,653,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

In addition, we own certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, commercial properties and the land are referred to herein collectively as the “properties.” As of December 31, 2010, consolidated multifamily and commercial properties that were no longer in lease-up were 95.9% and 87.8% leased, respectively.

The Trust is the direct general partner of, and as of December 31, 2010, held approximately 91.5% of the interests in, CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential and condominium conversion activities through CPSI.

As a lessor, the majority of our revenue is derived from residents and tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge our residents and tenants, and the ability of these residents and tenants to make their rental payments. We also receive third-party management fees related to management of properties owned by third parties or held in joint ventures.

Business Strategy and Outlook

During 2010, our primary business directives were to simplify the business, improve operating margins, strengthen the balance sheet and grow the company. We made significant progress in implementing these directives as outlined below.

Simplify our business

Our long-term target is to increase the percentage of net operating income from our multifamily portfolio to greater than 90% of our total net operating income. Since the start of 2009, we have been successful in exiting certain joint ventures, resulting in the elimination of $260.1 million of our pro-rata share of secured debt, and we sold three wholly-owned commercial retail centers for proceeds of approximately $51.5 million. We continue to look for similar opportunities to further simplify our business.  Additionally, we have focused on refining our corporate operations, including streamlining our processes, procedures and organizational structure to create efficiencies and reduce associated overhead.

Improve operating margins

Fundamentals for the multifamily industry began to strengthen in 2010, with occupancies increasing, new and renewal rates improving, and overall resident turnover declining.  Our operating margins improved with these fundamentals, as we were able to leverage our strong occupancy and drive rental rate growth in the second half of 2010.  We also focused on improving our overall corporate operating margins through the selective sale of non-income producing assets and through additional efforts to control expenses. In 2010, we sold various land parcels for approximately $17.2 million and disposed of 28 condominium units for total sales proceeds of approximately $9.3 million. Our corporate overhead decreased 8.2% in 2010 compared to 2009, primarily as a result of reduced overhead, including employee terminations and a reduction in other various expenses as a result of exiting certain joint ventures during 2009. Additionally, we completed two commercial retail developments and began development of a multifamily apartment community on undeveloped land, which had been on hold for the past couple of years. We expect the development of these non-income producing sites to aid in improving our operating margins.

Strengthen the balance sheet

We reduced our leverage by issuing common equity through our continuous equity programs and selectively disposing of of non-income producing assets, extended our debt maturities with the issuance of an additional ten-year secured financing and improved our fixed charge ratio with the repurchase of preferred securities and unsecured bonds with higher coupon rates. Our transactions in 2010 included the following:

•	closed on $73.2 million of secured financing with a ten-year term and a fixed interest rate of 5.02% that is secured by three multifamily properties;

•
issued 10,393,874 common shares under our “at-the-market” continuous equity offering programs at an average issue price of $15.24 per share, which resulted in net proceeds of approximately $156.2 million;

•	redeemed all of the Trust's outstanding Series D preferred depositary shares (the “Series D Preferred Depositary Shares”);

•	repurchased one-half of CRLP's outstanding 7.25% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units");

•	repurchased $37.7 million of CRLP's unsecured senior notes, recognizing net gains of $0.8 million; and

•	sold $17.2 million of various undeveloped land parcels.

Grow the company

Our largest opportunity for growth is returning the revenue generated from our existing multifamily portfolio to at least the levels achieved prior to the recession.  If fundamentals in the multifamily industry continue to improve, we have an opportunity to accomplish this objective within the next couple of years.  In 2010, we acquired the remaining interest in Colonial Grand at Riverchase Trails, a 345-unit Class A apartment community located in Birmingham, Alabama, acquired the Villas at Brier Creek, a 364-unit Class A apartment community located in Raleigh, North Carolina, and began the development of Colonial Grand at Hampton Preserve, a 486-unit apartment community located in Tampa, Florida. In addition, we opened Colonial Promenade Nord du Lac Phase I, located in Covington, Louisiana, and Colonial Promenade Craft Farms, located in Gulf Shores, Alabama, adding an aggregate of 315,000 square feet to our commercial portfolio. We are continuing to explore acquisition opportunities of newer multifamily assets that are attractively priced in markets where we believe we can benefit from an economic recovery. We will also seek to grow through the development of multifamily apartment communities on land that we already own, or on new sites in our primary Sunbelt markets.

Looking to 2011, our business directives are to grow the company, improve operations and achieve our balance sheet targets.  We will look to grow the company by returning property revenues to at least rent levels experienced in mid-2008, developing multifamily apartment communities on land that we have in inventory and by selectively acquiring young, well-located multifamily assets in our primary Sunbelt markets.  We will look to improve operations through increasing rents at our properties and controlling expenses at our properties, as well as at the corporate level.  We will look to achieve our balance sheet targets of reducing leverage (defined as net debt plus preferred equity to gross assets) to approximately 45% and increasing our fixed charge ratio through improving operations, issuing additional common equity to fund acquisitions and development and selectively disposing of wholly-owned or joint venture commercial properties.

Executive Summary of Results of Operations

The following discussion of results of operations should be read in conjunction with the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP and related notes thereto included in Item 8 of this Form 10-K.

For the year ended December 31, 2010, the Trust reported a net loss to common shareholders of $48.1 million, compared with a net loss to common shareholders of $0.5 million for the comparable prior year period. For the year ended December 31, 2010, CRLP reported a net loss to common unitholders of $53.1 million, compared with a net loss to common unitholders of $0.6 million for the comparable prior year period.

The principal factors that influenced our operating results for 2010 are as follows:

•	Income from multifamily operations declined as a result of increased operating expenses, primarily driven by higher occupancy levels and refurbishment efforts in anticipation of future rent increases;

•	Acquired a 364-unit Class A apartment community located in Raleigh, North Carolina;

•	Exited two single asset multifamily joint ventures and acquired our joint venture partner's interest in one of the assets;

•	Exited one commercial joint venture, recognizing a $3.5 million gain on the sale of our 50% interest;

•	Completed the development of two commercial assets, adding 315,000 square feet to our commercial portfolio;

•	Issued 10,393,874 common shares of the Trust through our "at-the-market" continuous equity offering programs at an average price of $15.24 per share, for net proceeds of $156.2 million;

•	Completed the redemption of all of the Trust's Series D Preferred Depositary Shares for approximately $100.0 million;

•	Completed the repurchase of one-half of CRLP's outstanding Series B Preferred Units for $47.0 million (plus accrued but unpaid dividends) at a 6% discount, recognizing net gains of $1.7 million; and

•	Completed the repurchase of $37.7 million of unsecured senior notes of CRLP, recognizing net gains of $0.8 million.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

Property-related revenue

Total property-related revenues, which consist of minimum rent, tenant recoveries and other property-related revenue, were $355.3 million for the year ended December 31, 2010, compared to $325.7 million for the same period in 2009. The components of property-related revenues for the years ended December 31, 2010 and 2009 are:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
					% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2009 to 2010
Minimum rent	$296,333	83%	$279,512	86%	6%
Tenant recoveries	10,232	3%	4,353	1%	135%
Other property-related revenue	48,751	14%	41,850	13%	16%
Total property-related revenue	$355,316	100%	$325,715	100%	9%

The increase in total property-related revenues of $29.6 million for the year ended December 31, 2010, as compared to the same period in 2009, was primarily attributable to properties acquired and developments placed into service since 2009, as follows:

	Years Ended		Change
	December 31,		from 2009
($ in thousands)	2010	2009	to 2010
Stabilized multifamily communities (1)	$278,990	$280,422	$(1,432)
Acquisitions:
Multifamily (2)	5,856	1,095	4,761
Commercial	20,684	1,795	18,889
Developments:
Multifamily	7,114	3,740	3,374
Commercial	5,469	4,008	1,461
Other (3)	37,203	34,655	2,548
	$355,316	$325,715	$29,601
 _____________________________

(1)
We define “stabilized” multifamily communities as properties continuously owned since January 1, 2009, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009. See Note 9.

(3)	Includes all commercial properties and all non-stabilized multifamily communities.

Average monthly market rental rates for our stabilized multifamily communities for the year ended December 31, 2010 decreased 5.2% to $715 per unit from $754 per unit in the year ended December 31, 2009. The decrease in rental rates was offset by increased physical occupancy, which was 96.0% as of December 31, 2010 compared to 94.7% as of December 31, 2009.

The $5.9 million increase in “Tenant recoveries” is primarily attributable to the two commercial assets acquired since 2009, which are included in “Acquisitions/Commercial” in the table above.

Other non-property-related revenue

Other non-property-related revenues, which consist primarily of management fees, developments fees and other miscellaneous fees, were $11.7 million for the year ended December 31, 2010, compared to $15.0 million for the same period in 2009. Of the $3.3 million decrease, $2.8 million is attributable to the termination of management contracts in connection with the disposition of our interest in certain joint ventures since 2009 and the remaining decrease is a result of a reduction in leasing commissions.

Property-related expenses

Total property-related expenses, which consist of property operating expenses and taxes, licenses and insurance, were $147.7 million for the year ended December 31, 2010, compared to $135.3 million for the same period in 2009. The components of property-related expenses for the years ended December 31, 2010 and 2009 are:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
					% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2009 to 2010
Property operating expenses	$105,672	72%	$95,393	70%	11%
Taxes, licenses and insurance	42,037	28%	39,950	30%	5%
Total property-related expenses	$147,709	100%	$135,343	100%	9%

The increase in total property-related expenses of $12.4 million for the year ended December 31, 2010, as compared to the same period in 2009, was primarily attributable to properties acquired since 2009 and an increase in expenses for stabilized multifamily communities, as follows:

	Years Ended		Change
	December 31,		from 2009
($ in thousands)	2010	2009	to 2010
Stabilized multifamily communities (1)	$118,732	$114,307	$4,425
Acquisitions:
Multifamily (2)	2,793	623	2,170
Commercial	7,272	966	6,306
Developments:
Multifamily	2,902	2,428	474
Commercial	1,761	1,024	737
Other (3)	14,249	15,995	(1,746)
	$147,709	$135,343	$12,366
 _____________________________

(1)
We define “stabilized” multifamily communities as properties continuously owned since January 1, 2009, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009. See Note 9.

(3)	Includes all commercial properties and all non-stabilized multifamily communities.

Of the $4.4 million increase in expenses for stabilized multifamily communities, $3.5 million is due to increases in repairs and maintenance, primarily as a result of a higher occupancy levels and refurbishment efforts in anticipation of future rental rate increases. The remaining increase is attributable to water usage from higher occupancy, most of which is a recoverable expense.

Property management expenses

Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses were $8.6 million for the year ended December 31, 2010, compared to $7.7 million for the same period in 2009. The increase was primarily attributable to general overhead expenses resulting from the consolidation/acquisition of assets since 2009. The increase in expenses was partially offset by a $0.4 million annual expense adjustment of self-insurance reserves, which is based on an actuarial study of claims history.

General and administrative expenses

General and administrative expenses were $18.6 million for the year ended December 31, 2010, compared to $17.9 million for the same period in 2009. The $0.7 million increase is primarily due to higher incentive compensation expenses and an increase in the accrual for legal contingencies recorded during the year, which was partially offset by a $2.2 million reduction of our self-insurance accruals.

Management fee and other expenses

Management fee and other expenses consist of property management and other services provided to third parties. These expenses were $9.5 million for the year ended December 31, 2010, compared to $14.2 million for the same period in 2009. The $4.7 million reduction in management fee and other expenses was attributable to the termination of management contracts in connection with the disposition of our interests in certain joint ventures since 2009.

Depreciation and amortization

Depreciation and amortization expenses were $131.0 million for the year ended December 31, 2010, compared to $117.2 million for the same period in 2009. The total increase in depreciation and amortization of $13.8 million for the year ended December 31, 2010, as compared to the same period in 2009, was primarily attributable to properties acquired since 2009, as follows:

	Years Ended		Change
	December 31,		from 2009
	2010	2009	to 2010
($ in thousands)
Stabilized multifamily communities (1)	$89,597	$88,613	$984
Acquisitions:
Multifamily (2)	2,769	474	2,295
Commercial	10,999	510	10,489
Developments:
Multifamily	3,486	2,525	961
Commercial	1,964	1,354	610
Other (3)	22,219	23,714	(1,495)
	$131,034	$117,190	$13,844
 _____________________________

(1)
We define “stabilized” multifamily communities as properties continuously owned since January 1, 2009, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009. See Note 9.

(3)	Includes overhead, all commercial properties and all non-stabilized multifamily communities.

Impairment and other losses

Impairment and other losses was $1.3 million for the year ended December 31, 2010, compared to $10.4 million for the same period in 2009. See Note 4 - "Impairment and Other Losses" in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.

Interest expense

Interest expense was $84.6 million for the year ended December 31, 2010, compared to $87.0 million for the same period in 2009. The $2.4 million decrease is primarily attributable to a lower weighted average interest rate on our total consolidated debt when compared to the prior year period, partially resulting from our repurchase of unsecured senior notes of CRLP having relatively higher interest rates and the closing of three separate ten-year secured financings with respect to 30 properties during 2009 and 2010 having a relatively lower interest rate (see “-Liquidity and Capital Resources-Collateralized Credit Facilities”).

Gains on retirement of debt, net of write-off

Gains on retirement of debt, net of write-off, were $0.8 million and $54.7 million for the years ended December 31, 2010 and 2009, respectively. Total gains of $1.0 million were recognized for the year ended December 31, 2010 from the repurchase of $37.7 million of outstanding unsecured senior notes of CRLP at an average 3.5% discount to par value. Total gains of $56.4 million were recognized for the year ended December 31, 2009 from the repurchase of $579.2 million of outstanding unsecured notes of CRLP at an average 10.6% discount to par value. As a result of the repurchases, we recognized a loss of $0.3 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively, presented in “Loss on hedging activities” as a result of a reclassification of amounts in “Accumulated Other Comprehensive Loss” in connection with our conclusion that it is probable that we will not make interest payments associated with previously hedged debt.

Income (loss) from partially-owned investments

Income (loss) from partially-owned investments was income of $3.4 million for the year ended December 31, 2010 compared to a loss of $1.2 million for the year ended 2009. The income recognized in 2010 is primarily due to a gain recognized on the sale of our remaining 50% interest in Parkway Place Mall. The $1.2 million loss in 2009 includes a $3.5 million charge due to our determination that it was probable that we would have to fund the partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a property in which we have a 35% noncontrolling interest, which was partially offset by a $2.7 million gain from the sale of our interest in the Colonial Center Mansell joint venture in 2009.

Income tax (expense) benefit and other

Income tax (expense) benefit and other for the year ended December 31, 2010 was $1.1 million of expense compared to an income tax benefit of $10.1 million for the same period in 2009. The income tax benefit presented in “Income tax (expense) benefit and other” for 2009 is primarily attributable to an income tax benefit of $7.9 million as a result of the new net operating loss carryback rules. Substantially all of these refunds were collected during 2010. The additional tax benefit presented in 2009 is partially offset by income taxes recorded on the sale of Colonial Promenade Fultondale presented in “(Loss) gain on sales of property, net of income taxes”.

(Loss) income from discontinued operations

(Loss) income from discontinued operations for the year ended December 31, 2010 was a loss of $2.1 million compared to income of $1.7 million for the same period in 2009. The loss from discontinued operations for 2010 is primarily related to a $1.5 million accrual associated with ongoing litigation involving one of our for-sale properties (see Item 3 - “Legal Proceedings”). The $0.4 million loss on disposal of discontinued operations for 2010 is primarily the result of homeowners' association settlement costs related to infrastructure repairs at one of our condominium conversion properties in which all units were sold in previous periods. (Loss) income from discontinued operations for 2009 includes $2.1 million of impairment charges. In 2009, the $1.7 million gain on disposal of discontinued operations is primarily attributable to the sale of one commercial asset.

Dividends to preferred shareholders

Dividends to preferred shareholders for the year ended December 31, 2010 was $5.6 million compared to $8.1 million for the same period in 2009. The decrease in dividends paid to preferred shareholders is attributable to the redemption of the Trust's outstanding Series D Preferred Depositary Shares in September 2010.

Preferred Unit Repurchase Gains

Preferred unit repurchase gains for the year ended December 31, 2010 was $3.0 million. This gain resulted from the repurchase of one-half of CRLP's outstanding Series B Preferred Units in December 2010 at a 6% discount.

Preferred Share/Unit Issuance Costs

Preferred share/unit issuance costs for year ended December 31, 2010 were $4.9 million. We wrote off $3.6 million of the original preferred share issuance costs related to the redemption of the Trust's Series D Preferred Depositary Shares and $1.3 million of the original preferred unit issuance costs related to the repurchase of one-half of CRLP's Series B Preferred Units.

Comparison of the Years Ended December 31, 2009 and 2008

Property-related revenue

Total property-related revenues, which consist of minimum rent, tenant recoveries and other property-related revenue, were $325.7 million for the year ended December 31, 2009, compared to $315.9 million for the same period in 2008. The components of property-related revenues for the years ended December 31, 2009 and 2008 are:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
					% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2008 to 2009
Minimum rent	$279,512	86%	$276,389	87%	1%
Tenant recoveries	4,353	1%	4,249	1%	2%
Other property-related revenue	41,850	13%	35,303	11%	19%
Total property-related revenue	$325,715	100%	$315,941	100%	3%

The increase in total property-related revenues of $9.8 million for the year ended December 31, 2009, as compared to the same period in 2008, was primarily attributable to multifamily and commercial developments placed into service since 2008, partially offset by a decrease in revenues from our stabilized multifamily communities as follows:

	Years Ended		Change
	December 31,		from 2008
($ in thousands)	2009	2008	to 2009
Stabilized multifamily communities (1)	$271,586	$279,424	$(7,838)
Acquisitions:
Multifamily (2)	1,095	—	1,095
Commercial	1,794	—	1,794
Developments:
Multifamily	20,938	8,425	12,513
Commercial	12,318	4,296	8,022
Disposition	227	2,750	(2,523)
Other (3)	17,757	21,046	(3,289)
	$325,715	$315,941	$9,774
 _____________________________

(1)
We define “stabilized” multifamily communities as properties continuously owned since January 1, 2009, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009. See Note 9.

(3)	Includes all commercial properties and all non-stabilized multifamily communities.

Average monthly market rental rates for our stabilized multifamily communities for the year ended December 31, 2009 decreased 3.5% to $754 per unit from $780 per unit in the year ended December 31, 2008.

The $6.5 million increase in “Other property-related revenue” is primarily the result of the roll-out of our bulk cable program at our multifamily apartment communities.

Construction activities

Revenues and expenses from construction activities for the year ended December 31, 2009 decreased approximately $10.1 million and $9.5 million, respectively, from the comparable prior year period as a result of our decision to postpone most construction activity in 2009.

Other non-property-related revenue

Other non-property-related revenues, which consist primarily of management fees, developments fees and other miscellaneous fees, were $15.0 million for the year ended December 31, 2009, compared to $18.3 million for the same period in 2008. The $3.3 million decrease is primarily the result of lost management fees associated with the joint ventures we exited in 2008 and 2009.

Property-related expenses

Total property-related expenses, which consist of property operating expenses and taxes, licenses and insurance, were $135.3 million for the year ended December 31, 2009, compared to $122.5 million for the same period in 2008. The components of property-related expenses for the years ended December 31, 2009 and 2008 are:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
					% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2008 to 2009
Property operating expenses	$95,393	70%	$84,132	69%	13%
Taxes, licenses and insurance	39,950	30%	38,367	31%	4%
Total property-related expenses	$135,343	100%	$122,499	100%	10%

The increase in total property-related expenses of $12.8 million for the year ended December 31, 2009, as compared to the same period in 2008, was primarily attributable to an increase in expenses for stabilized multifamily communities and developments placed into service since 2008, as follows:

	Years Ended		Change
	December 31,		from 2008
($ in thousands)	2009	2008	to 2009
Stabilized multifamily communities (1)	$111,313	$107,228	$4,085
Acquisitions:
Multifamily (2)	623	—	623
Commercial	966	—	966
Developments:
Multifamily	8,996	4,602	4,394
Commercial	4,049	1,677	2,372
Disposition	111	532	(421)
Other (3)	9,285	8,460	825
	$135,343	$122,499	$12,844
 _____________________________

(1)
We define “stabilized” multifamily communities as properties continuously owned since January 1, 2009, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009. See Note 9.

(3)	Includes all commercial properties and all non-stabilized multifamily communities.

Of the $4.1 million increase in expenses for stabilized multifamily communities, $3.7 million is attributable to cable expenses associated with the rollout of our bulk cable program.

Property management expenses

Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses were $7.7 million for the year ended December 31, 2009, compared to $8.4 million for the same period in 2008. The decrease was primarily due to reduced overhead, including through employee terminations and a reduction in other various expenses.

General and administrative expenses

General and administrative expenses were $17.9 million for the year ended December 31, 2009, compared to $23.2 million for the same period in 2008. The decrease was primarily due to a reduction in salary expenses as a result of reduced overhead.

Management fee and other expenses

Management fee and other expenses consist of property management and other services provided to third parties. These expenses were $14.2 million for the year ended December 31, 2009, compared to $15.2 million for the same period in 2008. The $1.0 million decrease was primarily due to reduced overhead, including employee terminations and a reduction in other various expenses, as well as reduced expenses as a result of exiting certain joint ventures during 2009.

Restructuring charges

The restructuring charges for the year ended December 31, 2009 were $1.4 million, which is primarily comprised of termination and severance costs attributable to our overall continued effort to reduce overhead. See Note 3 - "Restructuring Charges" in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.

Investment and development

Investment and development expense was $2.0 million for the year ended December 31, 2009, compared to was $4.4 million for the same period in 2008. The decrease from 2008 was the result of our decision in the fourth quarter 2008 to abandon pursuit of certain future development opportunities, which resulted in the write-off of previously capitalized expenses. Investment and development expenses incurred during 2009 are the result of the write-off of costs related to a change in the strategic direction with respect to our Colonial Promenade Nord Du Lac development, as well as costs associated with the acquisition of properties from unconsolidated joint ventures.

Depreciation and amortization

Depreciation and amortization expenses were $117.2 million for the year ended December 31, 2009, compared to $104.7 million for the same period in 2008. The total increase in depreciation and amortization of $12.5 million for the year ended December 31, 2009, as compared to the same period in 2008, was primarily attributable to developments placed into service since 2008, as follows:

	Years Ended		Change
	December 31,		from 2008
($ in thousands)	2009	2008	to 2009
Stabilized multifamily communities (1)	$84,952	$84,251	$701
Acquisitions:
Multifamily (2)	474	—	474
Commercial	510	—	510
Developments:
Multifamily	11,634	3,968	7,666
Commercial	6,090	2,209	3,881
Disposition	1	767	(766)
Other (3)	13,529	13,518	11
	$117,190	$104,713	$12,477
 _____________________________

(1)
We define “stabilized” multifamily communities as properties continuously owned since January 1, 2009, regardless of occupancy levels; stabilized communities may be restated during the year to account for disposition activity.

(2)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009. See Note 9.

(3)	Includes overhead, all commercial properties and all non-stabilized multifamily communities.

Impairment and other losses

Impairment and other losses for the year ended December 31, 2009 were $12.5 million ($10.4 million presented in continuing operations and $2.1 million million presented in discontinued operations, which appears in “(Loss) income from discontinued operations”). Impairment charges for the year ended December 31, 2008 were $118.6 million ($93.1 million presented in continuing operations and $25.5 million presented in discontinued operations, which appear in “(Loss) income from discontinued operations”). See Note 4 - "Impairment and Other Losses" in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.

Interest expense

Interest expense was $87.0 million for the year ended December 31, 2009, compared to $70.1 million for the same period in 2008. The increase is primarily a result of a reduction in capitalized interest of approximately $21.2 million due to no longer capitalizing interest on assets held for future developments, which was partially offset by a decrease in interest expense related to our unsecured credit facility resulting from a lower weighted average interest rate and average monthly balance when compared to the prior year period.

Gains on retirement of debt, net of write-off

Gains on retirement of debt, net of write-off, were $54.7 million and $15.6 million for the years ended December 31, 2009 and 2008, respectively. Total gains of $56.4 million were recognized for the year ended December 31, 2009 from the repurchase of $579.2 million of outstanding unsecured senior notes of CRLP at an average 10.6% discount to par value. Total gains of $16.0 million were recognized for the year ended December 31, 2008 from the repurchase of $195.0 million of outstanding unsecured notes of CRLP at an average 9.1% discount to par value. As a result of the repurchases, we recognized a loss of $1.7 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively, presented in “Loss on hedging activities” as a result of a reclassification of amounts in “Accumulated Other Comprehensive Loss” in connection with our conclusion that it is probable that we will not make interest payments associated with previously hedged debt.

Income (loss) from partially-owned investments

Income (loss) from partially-owned investments was a loss of $1.2 million for the year ended December 31, 2009 compared to income of $12.5 million for the year ended 2008. The $1.2 million loss includes a $3.5 million charge due to our determination that it was probable that we would have to fund the partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a property in which we have a 35% noncontrolling interest, partially offset by a $2.7 million gain from the sale of our interest in the Colonial Center Mansell joint venture. During 2008, we recognized an aggregate gain of $16.2 million from the sale of our interest in the GPT/Colonial Retail Joint Venture and the sale of a portion of our interest in the Huntsville TIC joint venture.

Income tax (expense) benefit and other

Income tax (expense) benefit and other for the year ended December 31, 2009 was income of $10.1 million compared to income of $1.0 million for the same period in 2008. The income tax benefit presented in "Income tax (expense) benefit and other" for 2009 is primarily attributable to an income tax benefit of $7.9 million as a result of the new net operating loss carryback rules. The additional tax benefit presented in 2009 is partially offset by income taxes recorded on the sale of Colonial Promenade Fultondale presented in “(Loss) gain from sales of property, net of income taxes”.   For 2008, "Income tax (expense) benefit and other" includes $1.0 million received as a result of forfeited earnest money.

(Loss) income from discontinued operations

(Loss) income from discontinued operations for the year ended December 31, 2009 was $1.7 million compared to $23.6 million for the same period in 2008.  At December 31, 2009, we did not have any properties classified as held for sale.  The operating property sales that occurred in the 12 months ended December 31, 2009 and 2008, which resulted in gains on disposal of $1.7 million (net of income taxes of $0.1 million) and $43.1 million (net of income taxes of $1.1 million), respectively, are classified as discontinued operations (see Note 5 in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K).  Gains on dispositions in 2009 are primarily attributable to the sale of one commercial asset.  Gains on dispositions in 2008 include the sale of six multifamily apartment communities and one commercial asset.  Income from discontinued operations also includes $2.1 million and $24.5 million of impairment charges recorded during 2009 and 2008, respectively.

Liquidity and Capital Resources

As noted above, except as otherwise required by the context, references to the “Company,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP's subsidiaries. Unless otherwise specified below, the following discussion of liquidity and capital resources applies to both the Trust and CRLP.

Short-Term Liquidity Needs

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly associated with our portfolio of properties (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily apartment communities and commercial space (e.g., tenant improvements and leasing commissions);

•	interest expense and scheduled principal payments on our outstanding debt; and

•	quarterly distributions that we pay to the Trust's shareholders and holders of partnership units in CRLP.

Given our limited debt maturities in 2011, we believe that cash generated from operations, dispositions of assets, borrowings under our Credit Facility and net proceeds from equity offerings will be sufficient to allow us to execute our previously discussed 2011 strategic initiatives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.

Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:

Operating activities - Net cash provided by operating activities increased to $109.7 million for the year ended December 31, 2010 from $108.6 million for the comparable prior year period. The change was primarily driven by the receipt of $17.4 million in tax refunds in 2010, offset by a decrease of $10.6 million related to accrued real estate taxes in accrued expenses and other. The other changes to cash were $1.3 million of restricted cash and $1.4 million related to replacement reserve escrows. For 2011, we expect cash flows from operating activities to be higher than in 2010 due to acquisitions and developments placed into service in 2010.

Investing activities - Net cash used in investing activities was $102.3 million for the year ended December 31, 2010 as compared to $166.5 million for the comparable prior year period. The change is primarily the result of a decrease in cash used for property acquisitions, which was partially offset by a reduction in proceeds received from property dispositions. As we explore growth through potential acquisitions and developments, we expect our cash flow used in investing activities to increase in 2011. However, we expect this increase to be partially offset by potential commercial dispositions.

Financing activities - Net cash used in financing activities totaled $7.1 million for the year ended December 31, 2010 compared to net cash provided by financing activities of $53.3 million in the comparable prior year period. The change is primarily attributable to cash used to redeem $100.1 million of the Trust's outstanding Series D Preferred Depositary Shares and $47.0 million used to repurchase one-half of CRLP's outstanding Series B Preferred Units, as described further below, offset by a $70.1 million net increase in borrowings from our unsecured credit facility.

The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. Persistent weakness in the economy and job market in the U.S. has adversely affected rents we are able to charge and thereby adversely affected our operating cash flows. However, in the third and fourth quarters of 2010, revenues from our stabilized multifamily communities were positive when compared to the same periods in 2009.  This is the first time since the end of 2008 that our revenues have been positive over the prior year period.  We are seeing some improvements in the multifamily fundamentals, such as higher occupancy rates, positive new and renewal lease rates over the expiring leases, a declining homeownership rate and a decline in turnover, which all are positive developments for the multifamily industry.

We have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31,1993. If we maintain our qualification for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to the Trust's shareholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

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

The Trust has filed a registration statement with the SEC allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate public offering price of up to $500 million on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. During 2010, the Trust's Board of Trustees authorized three separate “at-the-market” equity offering programs under this registration statement: a $50.0 million program in March 2010, a $100.0 million program in August 2010 and a $100.0 million program in December 2010. As of December 31, 2010, we had exhausted our full authorizations under the March 2010 and the August 2010 “at-the-market” equity offering programs. The March 2010 program resulted in the issuance of 3,602,348 common shares of the Trust at an average price of $13.88 per share, generating aggregate net proceeds of $49.0 million. The August 2010 program resulted in the issuance of 6,329,026 common shares of the Trust at an average price of $15.80 per share, generating aggregate net proceeds of approximately $99.0 million. The December 2010 program has resulted in the issuance of 462,500 common shares of the Trust at an average price of $18.06 per share, generating aggregate net proceeds of $8.2 million through December 31, 2010. As of December 31, 2010, the December 2010 program had approximately $91.6 million of authorized issuances remaining. Subsequent to year end, through February 24, 2011, the Trust issued 2,271,425 common shares under its "at-the-market" continuous equity offering program, generating net proceeds of $42.7 million at an average price of $19.20 per share.

Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing programs or other equity offerings, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold and the Trust contributes the net proceeds of such offerings to CRLP.

The aggregate net proceeds of $156.2 million from the 2010 “at-the-market” equity offering program issuances, as described above, were used to redeem all of the Trust's outstanding Series D Preferred Depositary Shares, to repurchase one-half of CRLP's outstanding Series B Preferred Units, to repay a portion of outstanding borrowings on the Credit Facility and to fund other general corporate purposes.

Our ability to raise funds through sales of common shares and preferred shares of the Trust in the future is dependent on, among other things, general market conditions for REIT's, market perceptions about our company and the current trading price of the Trust's common shares. The economic downturn and dislocation in the stock and credit markets in 2008 and 2009 resulted in significant price volatility, which caused market prices of many stocks, including the price of the Trust's common shares, to fluctuate substantially. With respect to both debt and equity, if a dislocation similar to that which occurred in 2008 and 2009 occurs in the future, we may be forced to seek alternative sources of potentially less attractive financing and adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of the Trust's common or preferred shares, through subordinated notes of CRLP or through private financings. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not be consistently available on terms that are attractive or at all.

Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our assets, our degree of leverage and borrowing restrictions imposed by our current lenders. In March 2009, Moody's and Standard & Poor's lowered their credit ratings on our senior unsecured debt, resulting in an increase in the pricing under our credit facility to LIBOR plus 105 points from LIBOR plus 75 points. These credit rating downgrades have reduced the likelihood that we would be able to access the unsecured public debt market on terms advantageous to us. We will continue to monitor the unsecured and secured debt markets, including Fannie Mae and/or Freddie Mac (from whom we have obtained secured financing in 2009 and 2010, as described below), and as market conditions permit, access borrowings that are advantageous to us. In September 2010, Moody's Investor Service (“Moody's”) reaffirmed our rating of Ba1 and Standard & Poor's and Fitch reaffirmed our rating of BB+.

Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the year ended December 31, 2010, we sold assets (or our interests in assets) for aggregate proceeds of approximately $71.4 million ($26.6 million from the sale of consolidated assets and $44.8 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). The proceeds from these asset sales were used to repay a portion of outstanding borrowings under the Credit Facility.

At December 31, 2010, our total outstanding debt balance was $1.76 billion. The outstanding balance includes fixed-rate debt of $1.37 billion, or 77.8% of the total debt balance, and floating-rate debt of $390.0 million, or 22.2% of the total debt balance. As further discussed below, at December 31, 2010, we had an unsecured revolving Credit Facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.

Distributions

The dividend on the Trust's common shares and CRLP's partnership units was $0.15 per share and per common unit per quarter, or $0.60 per share and per common unit during 2010. This reduced dividend (compared to the dividend level during 2009 and 2008) has allowed us to improve our liquidity position, further enhance our ability to take advantage of opportunities, and protect against uncertainties in the capital markets. We also pay regular quarterly distributions on preferred shares in the Trust (all remaining outstanding preferred shares in the Trust having been redeemed in 2010) and on preferred units in CRLP. The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's taxable income to be distributed to the Trust's shareholders (excluding net capital gains).

Unsecured Revolving Credit Facility

As of December 31, 2010, CRLP, with the Trust as a guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America,

N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.

Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows us to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wells Fargo's designated base rate, plus a base rate margin ranging up to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on our unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP's current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.

The Credit Facility and cash management line, which are primarily used to finance property acquisitions and developments and more recently to fund repurchases of CRLP senior notes, had an aggregate outstanding balance at December 31, 2010 of $377.4 million, including $12.4 million outstanding on our cash management line. The weighted average interest rate of the Credit Facility, including the cash management line, was 1.31% at December 31, 2010.

The Credit Facility contains various ratios and covenants that are more fully described in Note 11 - "Notes and Mortgages Payable" in our Notes to Consolidated Financial Statements of the Trust and CRLP, included in this Form 10-K. As of December 31, 2010, we were in compliance with these covenants. We expect to be able to comply with these ratios and covenants in 2011, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants.

Many of the disruptions in the financial markets since 2008 have been brought about in large part by failures in the U.S. banking system. If Wells Fargo or any of the other financial institutions that have extended credit commitments to us under the Credit Facility or otherwise are adversely affected by the conditions of the financial markets, they may become unable to fund borrowings under their credit commitments to us under the Credit Facility, the cash management line or otherwise. If our lenders become unable to fund our borrowings pursuant to their commitments to us, we may need to obtain replacement financing, and such financing, if available, may not be available on commercially attractive terms.

We currently expect to refinance the Credit Facility or enter into a new credit facility prior to the June 2012 maturity date. However, due to disruptions in the credit markets, there can be no assurance that the financial terms or covenants of any refinanced or new facility will be the same or as favorable as those under our existing credit facility. See Item 1A - “Risk Factors - Risks Associated with Our Indebtedness and Financing Activities - Disruptions in the credit markets could adversely affect our ability to obtain sufficient third party financing or refinance our existing credit facility for our capital needs, including development, expansion, acquisition and other activities, on favorable terms or at all, which could materially and adversely affect us.”

Collateralized Credit Facilities

In the second quarter of 2010, CRLP closed on $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a ten-year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties.

During 2009, CRLP obtained the following secured financing from Fannie Mae:

•
In the first quarter of 2009, we closed on a $350.0 million collateralized credit facility (collateralized with 19 of CRLP's multifamily apartment communities totaling 6,565 units), with a weighted average interest rate of 6.04%, and which matures on March 1, 2019; and

•
In the second quarter of 2009, we closed on a $156.4 million (collateralized credit facility collateralized by eight of CRLP's multifamily apartment communities totaling 2,816 units), with a weighted average interest rate of 5.31%, and which matures on June 1, 2019.

Under all of these facilities, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from these financings were used to repay a portion of the outstanding borrowings under the Credit Facility.

Equity Repurchases

During December 2010, CRLP repurchased 1.0 million of the outstanding Series B Preferred Units from the existing holders for $47.0 million, plus accrued but unpaid dividends. The repurchase price represents a 6% discount, resulting in a $3.0 million gain. As a result of the redemption, during the year ended December 31, 2010, we recognized a $1.3 million charge associated with the write-off of the original preferred share issuance costs.

In September 2010, the Trust redeemed all of the outstanding 4,004,735 Series D Preferred Depositary Shares, each representing 1/10th of an 8 1/8 percent Series D Cumulative Redeemable Preferred Share of the Trust (the “Series D Preferred Shares”), (and CRLP repurchased a corresponding amount of Series D Preferred Units) for a purchase price of $25.00 per Series D Preferred Depositary Share, plus accrued and unpaid dividends for the period from August 1, 2010 through and including the redemption date, for an aggregate redemption price per Series D Preferred Depositary Share of $25.2257, or $100.1 million in the aggregate. After the redemption date, dividends on the Series D Preferred Depositary Shares ceased to be accrued, the Series D Preferred Depositary Shares (as well as the Series D Preferred Shares of the Trust and Series D Preferred Units of CRLP) were no longer deemed outstanding, and all rights of the holders of the Series D Preferred Depositary Shares (as well as the Series D Preferred Shares of the Trust and Series D Preferred Units of CRLP) ceased. The redemption price was funded by proceeds from one of the Trust's at-the-market equity offering programs, as described above. As a result of the redemption, during the year ended December 31, 2010, we recognized a $3.6 million charge associated with the write-off of the original preferred share issuance costs.

Unsecured Senior Note Repurchases

On January 27, 2010, the Trust's Board of Trustees authorized our unsecured notes repurchase program which allowed for the repurchase of up to $100.0 million of outstanding unsecured senior notes of CRLP through December 31, 2010. During the year ended December 31, 2010, we repurchased $37.7 million in unsecured senior notes of CRLP, at a 3.5% discount to par value, which represents a 6.7% yield to maturity and resulted in the recognition of $0.8 million in net gains. For information regarding senior note repurchases in 2009 and 2008, see Note 11 - "Notes and Mortgages Payable-Unsecured Senior Notes Repurchases" in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K.

Market Risk

In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. However, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2010.

									Estimated
									Fair
($ in thousands)	2011	2012		2013	2014	2015	Thereafter	Total	Value
Fixed Rate Debt	$56,930	$79,832		$99,459	$191,790	$211,573	$731,546	$1,371,130	$1,391,139
Average interest rate at
December 31, 2010	4.8%	6.9%		6.2%	6.3%	5.5%	5.7%	5.8%

Variable Rate Debt	$—	$377,362	(1)	$—	$—	$13,079	$—	$390,441	$390,441
Average interest rate at
December 31, 2010	—	1.3%		—	—	3.2%	—	1.4%
_____________________________

(1)	Includes amount outstanding under our Credit Facility, which matures on June 21, 2012.

The table incorporates only those exposures that exist as of December 31, 2010. It does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

As of December 31, 2010, we had approximately $390.4 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.8 billion of outstanding total debt and our $3.2 billion of total assets as of December 31, 2010.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $3.9 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.9 million. This assumes that the amount outstanding under our variable rate debt remains approximately $390.4 million, the balance as of December 31, 2010.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps (including forward starting interest rate swaps) and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates risk above the strike rate on the contract in exchange for an upfront premium. As of December 31, 2010, we had no outstanding interest rate swap agreements or interest rate cap agreements.

At December 31, 2010 and 2009, there were no derivatives included in other assets. There was no change in net unrealized gains/(losses) in 2010, 2009 or 2008. At December 31, 2010, 2009 and 2008, there were no derivatives that were not designated as hedges. There was no hedge ineffectiveness during 2010, 2009 and 2008. As of December 31, 2010, all of our hedges are designated as cash flow hedges, and we do not enter into derivative transactions for speculative or trading purposes.

At December 31, 2010, we had $2.2 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of CRLP senior note repurchases. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $0.4 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively. The changes in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of CRLP senior note repurchases were losses of $0.3 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2010:

Contractual Obligations

	Payments Due in Fiscal
($ in thousands)	Total	2011	2012	2013	2014	2015	Thereafter
Long-Term Debt Principal:
Consolidated (1)	$1,761,571	$56,930	$457,194	$99,459	$191,790	$224,652	$731,546
Partially-Owned Entities (2)	201,283	31,469	2,000	5,979	116,364	244	45,227
Long-Term Debt Interest:
Consolidated	468,710	83,183	77,758	67,708	59,413	50,180	130,468
Partially-Owned Entities (2)	40,879	10,061	9,745	9,481	5,950	2,775	2,867
Long-Term Debt Principal
and Interest:
Consolidated (1)	2,230,281	140,113	534,952	167,167	251,203	274,832	862,014
Partially-Owned Entities (2)	242,162	41,530	11,745	15,460	122,314	3,019	48,094
Total	$2,472,443	$181,643	$546,697	$182,627	$373,517	$277,851	$910,108
_____________________________
(1)     Amounts due in 2012 include the Credit Facility, which matures on June 21, 2012.
(2)     Represents our pro-rata share of principal maturities (excluding net premiums and discounts) and interest, based on our ownership interest in the joint ventures.

Other Commercial Commitments

	Total Amounts
($ in thousands)	Committed	2011	2012	2013	2014	2015	Thereafter
Standby Letters of Credit	$8,942	$5,942	$3,000	$—	$—	$—	$—
Guarantees	4,500	3,500	—	1,000	—	—	—
Total Commercial Commitments	$13,442	$9,442	$3,000	$1,000	$—	$—	$—

Commitments and Contingencies

During the year ended December 31, 2010, we accrued $1.3 million for certain contingent liabilities related to mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of the properties were sold by CPSI in previous years, and therefore are expensed as additional development cost in “(Loss) gain on sales of property” in our Consolidated Condensed Statements of Operations and Comprehensive Income (Loss).

As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures but continue to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, we assumed certain contingent obligations for a total of $15.7 million, of which $5.6 million remains outstanding as of December 31, 2010.

As of December 31, 2010, we are self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

For a discussion of certain ongoing litigation matters, please see Item 3 - “Legal Proceedings”. In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations

Guarantees and Other Arrangements

Active Guarantees

With respect to the Colonial Grand at Traditions joint venture, we and our joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the joint venture, for a total guarantee of $7.0 million of the principal amount. In September 2009, we determined that it was probable that we would have to fund our partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. As further described under “Item 3 - “Legal Proceedings”, the loan matured on April 15, 2010, but has not been repaid by the joint venture.

In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2010, the total amount of debt of the joint venture was approximately $15.8 million and the debt matures in December 2012. At December 31, 2010, no liability was recorded for the guarantee.

In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at December 31, 2010. At December 31, 2010, no liability was recorded for these guarantees.

In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness totaling $17.4 million at December 31, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by us.

The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.

Terminated Guarantees

With respect to the Colonial Promenade Smyrna joint venture, we and our joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, our obligations under the guarantee were reduced to $4.3 million. In May 2010, we acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see below under “Off-Balance Sheet Arrangements”). As a result of this transaction, our guarantee of this loan was terminated, but our joint venture partner's guarantee remains in place.

Off-Balance Sheet Arrangements

Our pro-rata share of mortgage debt of unconsolidated joint ventures was $201.3 million. The aggregate maturities of this mortgage debt are as follows:

As of
($ in millions)	December 31, 2010
2011	$31.5
2012	2.0
2013	6.0
2014	116.3
Thereafter	45.5
$201.3

Of this debt, $6.3 million and $2.0 million maturing in 2011 and 2012, respectively, include options for at least a one-year extension. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.

In June 2010, one of our joint ventures, Parkway Place Limited Partnership, completed the refinancing of a $51.0 million outstanding mortgage loan associated with the joint venture's Parkway Place retail shopping center, located in Huntsville, Alabama, which was set to mature in June 2010. The joint venture, of which we have a 50% ownership interest, obtained a new ten-year $42.0 million mortgage loan that bears interest at a fixed rate of 6.5% per annum. We, along with our joint venture partner, each contributed our pro-rata portion of the existing mortgage debt shortfall in cash to the joint venture, which was used to pay off the balance on the existing mortgage debt. Our pro-rata portion of the cash payment, $5.4 million, was funded from our unsecured line of credit. In October 2010, we sold our remaining 50% interest in this joint venture for a total consideration of $38.8 million, which was comprised of $17.9 million in cash and our joint venture partner's assumption of our $20.9 million share of the existing loan. Proceeds from the sale of our interest were used to repay a portion of the outstanding balance on our unsecured line of credit.

In June 2010, upon completing our exit from two single-asset multifamily joint ventures, we paid off the $19.3 million loan securing Colonial Grand at Riverchase Trails, in which we now have a 100% ownership interest. The loan was originally set to mature in October 2010.

In November 2006, we and our joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. We and our joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, our obligations under the guarantee were reduced to $4.3 million. On May 3, 2010, we acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of our purchase. The note has an interest rate of one-month LIBOR plus 1.20%. Effective December 2010, the second one-year extension option was exercised. Accordingly, the maturity date of the note has been extended to December 2011, with no remaining options to extend. As a result of this transaction, our guarantee of this loan was terminated, but our joint venture partner's guarantee remains in place.

There can be no assurance that our joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. For a discussion of the existing dispute involving our Colonial Grand at Traditions joint venture, see Item 3 - “Legal Proceedings”. The failure to refinance and/or replace such debt and other factors with respect to our joint venture interests discussed in “Item 1A: Risk Factors” of this Form 10-K may materially adversely impact the value of our joint venture interests, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Summary of Critical Accounting Policies

We believe our accounting policies are in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. A comprehensive listing of our significant accounting policies is discussed in Note 2 - "Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K. We consider the following accounting policies to be critical to our reported operating results:

Principles of Consolidation - We consolidate entities in which we have a controlling interest or entities where we are determined to be the primary beneficiary under ASC 810-20, Control of Partnerships and Similar Entities. Variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. The primary beneficiary, the entity that directs the most significant business activities of the VIE, is required to consolidate the VIE for financial reporting purposes.
Revenue Recognition - Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.

Under the terms of residential leases, the residents of our residential communities are obligated to reimburse us for certain utility usage, cable, water, electricity and trash, where we are the primary obligor to the public utility entity. These utility reimbursements from residents are included as “Other property-related revenue” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Real Estate Assets, Impairment and Depreciation - Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. Undeveloped land and construction in progress is stated at cost unless such assets are impaired in which case such assets are recorded at fair value. We review our long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset's fair value. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. We determine fair value based on inputs management believes are consistent with those other market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, unit sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity.  The valuation technique and related inputs vary with the specific facts and circumstances of each project. Estimates are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Cost Capitalization - Costs incurred during predevelopment are capitalized after we have identified a development site, determined that a project is feasible and concluded that it is probable that the project will proceed. While we believe we will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it is no longer probable that a development will be successful, the predevelopment costs that have been previously capitalized are expensed.

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

Acquisition of Real Estate Assets - We account for our acquisitions of investments in real estate in accordance with ASC 805-10, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on the fair values.

We allocate purchase price to the fair value of the tangible assets of an acquired property (which includes the land and building) determined by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land and buildings based on management's determination of the relative fair values of these assets. We also allocate value to tenant improvements based on the estimated costs of similar tenants with similar terms.

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

Inflation

Leases at our multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at our office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at our retail properties provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize our exposure to the adverse effects of inflation.

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2010, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt (77.8%). As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds from Operations

Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means income (loss) before noncontrolling interest (determined in accordance with GAAP), excluding sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in the company’s industry. We believe that the line item on our consolidated statements of operations entitled “Net income (loss) available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to company management evaluating the operating performance of our reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to key employees. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of the company’s needs, including our ability to make distributions.

The following information is provided to reconcile net income available to common shareholders, the most comparable GAAP financial measure, to FFO, and to show the items included in our FFO for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

	Years Ended December 31,
($ in thousands, except per share and unit data)	2010	2009	2008	2007	2006
Net (loss) income available to common shareholders	$(48,054)	$(509)	$(55,429)	$342,102	$180,449
Adjustments (consolidated):
Noncontrolling interest in CRLP	(5,068)	(82)	(11,225)	10,099	42,135
Noncontrolling interest in gain on sale of
undepreciated property	—	992	—	1,340	1,967
Real estate depreciation	120,471	111,220	101,035	112,475	147,898
Real estate amortization	7,248	1,582	1,272	9,608	21,915
Consolidated gains from sales of property, net of income
tax and minority interest	1,786	(7,606)	(49,851)	(401,420)	(201,413)
Gains from sales of undepreciated property, net of
income tax and minority interest	(1,720)	4,327	7,335	20,240	44,502
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	8,060	17,927	18,744	16,563	15,576
Real estate amortization	2,810	6,516	8,699	7,481	5,713
Gains from sales of property	(3,578)	(4,958)	(18,943)	(17,296)	(43,282)
Funds from operations	$81,955	$129,409	$1,637	$101,192	$215,460
Income allocated to participating securities	$(645)	$(559)	$(717)	$(1,095)	$(1,038)
Funds from operations available to common shareholders
and unitholders	$81,310	$128,850	$920	$100,097	$214,422

Funds from operations per share and unit — basic	$1.02	$2.09	$0.02	$1.76	$3.82
Funds from operations per share and unit — diluted	$1.02	$2.09	$0.02	$1.75	$3.79

Weighted average common shares outstanding — basic	71,919	53,266	47,231	46,356	45,484
Weighted average partnership units outstanding — basic (1)	7,617	8,519	9,673	10,367	10,678
Weighted average shares and units outstanding — basic	79,536	61,785	56,904	56,723	56,162
Effect of diluted securities	—	—	—	477	443
Weighted average shares and units outstanding — diluted	79,536	61,785	56,904	57,200	56,605
___________________________

(1)	Represents the weighted average of outstanding units of noncontrolling interest in CRLP.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

Item 8.           Financial Statements and Supplementary Data.

The following are filed as a part of this report:

Financial Statements:

COLONIAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	December 31,	December 31,
	2010	2009
ASSETS
Land, buildings and equipment	$3,331,108	$3,210,350
Undeveloped land and construction in progress	261,955	237,100
Less: Accumulated depreciation	(640,981)	(519,728)
Real estate assets held for sale, net	16,861	65,022
Net real estate assets	2,968,943	2,992,744
Cash and cash equivalents	4,954	4,590
Restricted cash	9,294	7,952
Accounts receivable, net	20,734	33,934
Notes receivable	44,538	22,208
Prepaid expenses	23,225	16,503
Deferred debt and lease costs	23,035	22,560
Investment in partially-owned unconsolidated entities	22,828	17,422
Other assets	53,583	54,719
Total assets	$3,171,134	$3,172,632

LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,384,209	$1,393,797
Unsecured credit facility	377,362	310,546
Total long-term liabilities	1,761,571	1,704,343
Accounts payable	38,915	28,299
Accrued interest	12,002	13,133
Accrued expenses	15,267	26,142
Investment in partially-owned unconsolidated entities	27,954	—
Other liabilities	10,129	15,054
Total liabilities	1,865,838	1,786,971
Commitments and Contingencies (see Note 18 and 19)
Redeemable Noncontrolling Interest:
Common Units	145,539	133,537
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 0 and 4,004,735 depositary shares (liquidation value of $0 and $100,118) issued and outstanding at December 31, 2010 and 2009, respectively	—	4
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 83,957,388 and 71,989,227 shares issued at December 31, 2010 and 2009, respectively	840	720
Additional paid-in capital	1,808,298	1,760,362
Cumulative earnings	1,260,944	1,296,188
Cumulative distributions	(1,808,700)	(1,753,015)
Noncontrolling Interest	50,769	100,985
Treasury shares, at cost; 5,623,150 shares at December 31, 2010 and 2009	(150,163)	(150,163)
Accumulated other comprehensive loss	(2,231)	(2,957)
Total shareholders’ equity	1,159,757	1,252,124
Total liabilities, noncontrolling interest and shareholders’ equity	$3,171,134	$3,172,632

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
($ in thousands, except share and per share data)

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Revenue:
Minimum rent	$295,478	$279,435	$276,293
Rentals from affiliates	855	77	96
Tenant recoveries	10,232	4,353	4,249
Other property-related revenue	48,751	41,850	35,303
Construction revenues	—	36	10,137
Other non-property-related revenue	11,693	15,003	18,327
Total revenue	367,009	340,754	344,405
Operating expenses:
Property operating expenses	105,672	95,393	84,132
Taxes, licenses, and insurance	42,037	39,950	38,367
Construction expenses	—	35	9,530
Property management expenses	8,584	7,749	8,426
General and administrative expenses	18,563	17,940	23,180
Management fee and other expenses	9,504	14,184	15,153
Restructuring charges	361	1,400	1,028
Investment and development expenses	422	1,989	4,365
Depreciation	122,103	113,100	101,342
Amortization	8,931	4,090	3,371
Impairment and other losses	1,308	10,388	93,116
Total operating expenses	317,485	306,218	382,010
Income (loss) from operations	49,524	34,536	(37,605)
Other income (expense):
Interest expense	(84,553)	(87,023)	(70,134)
Debt cost amortization	(4,645)	(4,963)	(5,019)
Gain on retirement of debt	1,044	56,427	15,951
Interest income	1,597	1,446	2,776
Income (loss) from partially-owned unconsolidated entities	3,365	(1,243)	12,516
Loss on hedging activities	(289)	(1,709)	(385)
(Loss) gain from sales of property, net of income taxes of $117, $3,157 and $1,546 for 2010,
2009 and 2008, respectively	(1,391)	5,875	6,776
Income tax (expense) benefit and other	(1,084)	10,086	1,014
Total other income (expense)	(85,956)	(21,104)	(36,505)
(Loss) income from continuing operations	(36,432)	13,432	(74,110)
(Loss) income from discontinued operations	(1,716)	17	(19,473)
(Loss) gain on disposal of discontinued operations, net of income taxes of $ -, $70 and $1,064 for 2010,
2009 and 2008, respectively	(395)	1,729	43,062
(Loss) income from discontinued operations	(2,111)	1,746	23,589
Net (loss) income	(38,543)	15,178	(50,521)
Continuing operations:
Noncontrolling interest in CRLP — common unitholders	4,866	407	15,274
Noncontrolling interest in CRLP — preferred unitholders	(7,161)	(7,250)	(7,251)
Noncontrolling interest of limited partners	103	(999)	(531)
Discontinued operations:
Noncontrolling interest in CRLP — common unitholders	202	(325)	(4,049)
Noncontrolling interest of limited partners	(4)	597	449
Net (income) loss attributable to noncontrolling interest	(1,994)	(7,570)	3,892
Net (loss) income attributable to parent company	(40,537)	7,608	(46,629)
Dividends to preferred shareholders	(5,649)	(8,142)	(8,773)
Preferred unit repurchase gains	3,000	—	—
Preferred share issuance costs write-off	(4,868)	25	(27)
Net loss available to common shareholders	$(48,054)	$(509)	$(55,429)
Net loss per common share — basic:
Loss from continuing operations	$(0.65)	$(0.05)	$(1.61)
(Loss) income from discontinued operations	(0.02)	0.04	0.42
Net loss per common share — basic	$(0.67)	$(0.01)	$(1.19)
Net loss per common share — diluted:
Loss from continuing operations	$(0.65)	$(0.05)	$(1.61)
(Loss) income from discontinued operations	(0.02)	0.04	0.42
Net loss per common share — diluted	$(0.67)	$(0.01)	$(1.19)
Weighted average common shares outstanding — basic	71,919	53,266	47,231
Weighted average common shares outstanding — diluted	71,919	53,266	47,231
Net (loss) income	$(38,543)	$15,178	$(50,521)
Other comprehensive income (loss):
Unrealized loss on cash flow hedging activities	—	—	(100)
Adjust for amounts included in net (loss) income	726	2,248	—
Comprehensive (loss) income	$(37,817)	$17,426	$(50,621)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
($ in thousands, except per share data)

Years Ended December 31, 2010, 2009 and 2008
			Additional						Accumulated Other	Total	Redeemable
	Preferred	Common	Paid-In	Cumulative	Cumulative	Noncontrolling	Preferred	Treasury	Comprehensive	Shareholders’	Common
	Shares	Shares	Capital	Earnings	Distributions	Interest	Units	Shares	Loss	Equity	Units
Balance, December 31, 2007	$5	$528	$1,579,969	$1,320,710	$(1,601,267)	$2,439	100,000	$(150,163)	$(6,058)	$1,246,163	$214,166
Net income (loss)				(39,380)		82				(39,298)	(11,225)
Net change in derivative value									(100)	(100)
Adjustment for amounts included in net income (loss)									953	953
Distributions on common shares ($1.75 per share)					(83,421)					(83,421)	(17,011)
Distributions on preferred shares					(8,800)					(8,800)
Distributions on preferred units of CRLP					(7,251)					(7,251)
Issuance of restricted common shares of beneficial interest		1	(2,416)							(2,415)
Amortization of stock based compensation			4,556							4,556
Repurchase of Series D preferred shares of beneficial interest	(1)		(23,843)							(23,844)
Cancellation of vested restricted shares to pay taxes			(710)							(710)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		1	575							576
Issuance of common shares of beneficial interest through options exercised			696							696
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		12	16,891							16,903	(16,903)
Change in interest of limited partners						(578)				(578)
Change in redemption value of common units			44,179							44,179	(44,179)
Balance, December 31, 2008	$4	$542	$1,619,897	$1,281,330	$(1,700,739)	$1,943	$100,000	$(150,163)	$(5,205)	$1,147,609	$124,848
Net income				14,858		402				15,260	(82)
Adjustment for amounts included in net income									2,248	2,248
Distributions on common shares ($0.70 per share)					(36,884)					(36,884)	(5,978)
Distributions on preferred shares					(8,142)					(8,142)
Distributions on preferred units of CRLP					(7,250)					(7,250)
Issuance of restricted common shares of beneficial interest			(251)							(251)
Amortization of stock based compensation			2,574							2,574
Repurchase of Series D preferred shares of beneficial interest			(157)							(157)
Cancellation of vested restricted shares to pay taxes			(213)							(213)
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		2	1,390							1,392
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		7	4,936							4,943	(4,943)
Equity Offering Programs, net of cost		169	151,878							152,047
Change in interest of limited partners						(1,360)				(1,360)
Change in redemption value of common units			(19,692)							(19,692)	19,692
Balance, December 31, 2009	$4	$720	$1,760,362	$1,296,188	$(1,753,015)	$985	$100,000	$(150,163)	$(2,957)	$1,252,124	$133,537
Net income (loss)				(33,376)		(99)				(33,475)	(5,068)
Adjustment for amounts included in net income (loss)									726	726
Distributions on common shares ($0.60 per share)					(42,875)					(42,875)	(4,541)
Distributions on preferred shares					(5,649)					(5,649)
Distributions on preferred units of CRLP					(7,161)					(7,161)
Issuance of restricted common shares of beneficial interest		4	455							459
Amortization of stock based compensation			4,585							4,585
Redemption of Series D preferred shares of beneficial interest	(4)		(96,565)	(3,550)						(100,119)
Repurchase of Series B preferred units of beneficial interest			1,318	1,682			(50,000)			(47,000)
Cancellation of vested restricted shares to pay taxes			(277)							(277)
Issuance of common shares from options exercised		2	2,659							2,661
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		1	1,618							1,619
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		9	14,068							14,077	(14,077)
Equity Offering Programs, net of cost		104	155,763							155,867
Change in interest of limited partners						(117)				(117)
Change in redemption value of common units			(35,688)							(35,688)	35,688
Balance, December 31, 2010	$—	$840	$1,808,298	$1,260,944	$(1,808,700)	$769	$50,000	$(150,163)	$(2,231)	$1,159,757	$145,539

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(38,543)	$15,178	$(50,523)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,539	118,952	107,610
(Income) loss from partially-owned unconsolidated entities	(3,365)	1,243	(12,516)
Distributions of income from partially-owned unconsolidated entities	5,566	11,621	13,344
Losses (gains) from sales of property	1,669	(10,705)	(52,652)
Impairment and other losses	1,448	12,441	116,900
Gain on retirement of debt	(1,044)	(56,427)	(16,021)
Other, net	6,111	4,005	1,439
Decrease (increase) in:
Restricted cash	(1,342)	16,515	440
Accounts receivable, net	18,073	2,414	2,276
Prepaid expenses	(328)	(11,187)	3,362
Other assets	(1,501)	9,839	217
Increase (decrease) in:
Accounts payable	4,210	(16,596)	6,821
Accrued interest	(1,131)	(7,584)	(2,348)
Accrued expenses and other	(11,655)	18,885	(690)
Net cash provided by operating activities	109,707	108,594	117,659
Cash flows from investing activities:
Acquisition of properties	(42,635)	(172,303)	(7,369)
Development expenditures paid to non-affiliates	(14,867)	(34,669)	(280,492)
Development expenditures paid to affiliates	(13,740)	(11,374)	(50,605)
Tenant improvements and leasing commissions	(9,908)	(1,265)	(3,046)
Capital expenditures	(32,542)	(25,620)	(24,613)
Issuance of notes receivable	(29,137)	(21)	(9,436)
Repayments of notes receivable	5,787	2,431	5,939
Proceeds from sales of property, net of selling costs	21,194	90,655	176,997
Distributions from partially-owned unconsolidated entities	19,104	6,605	32,734
Capital contributions to partially-owned unconsolidated entities	(5,543)	(98)	(13,363)
Redemption of community development district bonds	—	(22,429)	—
Sales (purchase) of investments	—	1,622	5,757
Net cash (used in) provided by investing activities	(102,287)	(166,466)	(167,497)
Cash flows from financing activities:
Principal reductions of debt	(101,552)	(550,872)	(223,295)
Proceeds from additional borrowings	73,200	521,959	71,302
Proceeds from borrowings on revolving credit lines	945,000	610,000	410,000
Payments on revolving credit lines and overdrafts	(874,878)	(617,476)	(150,689)
Dividends paid to common and preferred shareholders, and distributions to preferred unitholders	(55,685)	(52,276)	(99,472)
Distributions to common unitholders noncontrolling interest partners	(4,541)	(5,978)	(17,010)
Proceeds from common share issuances, net of expenses	155,867	151,878	—
Payment of debt issuance costs	(1,351)	(5,841)	(2,272)
Proceeds from dividend reinvestment plan and exercise of stock options	4,003	2,040	1,270
Redemption of Preferred Series D shares	(100,119)	(157)	(23,844)
Repurchase of Preferred Series B units	(47,000)	—	—
Net cash (used in) provided by financing activities	(7,056)	53,277	(34,010)
Increase (decrease) in cash and cash equivalents	364	(4,595)	(83,848)
Cash and cash equivalents, beginning of year	4,590	9,185	93,033
Cash and cash equivalents, end of year	$4,954	$4,590	$9,185
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, including amounts capitalized	$86,836	$98,475	$97,331
Cash (received) paid during the year for income taxes	$(17,368)	$(9,849)	$4,755
Supplemental disclosure of non-cash transactions:
Issuance of community development district bonds related to Nord du Lac project	—	—	$(24,000)
Conversion of notes receivable balance due from Regents Park Joint Venture (Phase I)	—	—	$(30,689)
Consolidation of CMS V/ CG at Canyon Creek Joint Venture	—	$27,116	—
Seller-financing for property/land parcel dispositions	—	$(21,670)	—
Exchange of interest in DRA/CRT for acquisition of Three Ravinia	—	$19,700	—
Exchange of interest in OZ/CLP for acquisition of CP Alabaster	—	$(8,146)	—
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase	$1,637	$—	—
Cash flow hedging activities	—	—	$(100)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.     Organization and Basis of Presentation

As used herein, “the Company,” “Colonial” or the “Trust” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. Colonial Properties Trust is the sole general partner of Colonial Realty Limited Partnership and, in addition to owning a general partner interest, currently owns a 91.5% limited partner interest in CRLP. The Trust and CRLP are structured as an “umbrella partnership REIT”, or UPREIT. As the sole general partner of CRLP, the Trust is vested with managerial control and authority over the business and affairs of CRLP.  All of the Trust's operating activities are conducted through CRLP and CRLP's subsidiaries.

The Company is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 156 properties as of December 31, 2010, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of December 31, 2010, including properties in lease-up, the Company owns interests in 111 multifamily apartment communities (including 107 consolidated properties, of which 106 are wholly-owned and one is partially-owned and four properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including six wholly-owned consolidated properties and nine properties partially-owned through unconsolidated joint venture entities).

2.     Summary of Significant Accounting Policies

Basis of Presentation—The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned an approximate 91.5% and 89.1% interest in CRLP at December 31, 2010 and 2009, respectively. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. CRLP, an SEC registrant, files separate financial statements under the Securities and Exchange Act of 1934, as amended. The Company allocates income to the noncontrolling interest in CRLP based on the weighted average noncontrolling ownership percentage for the periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss). At the end of each period, the Company adjusts the Consolidated Balance Sheet for CRLP’s noncontrolling interest balance based on the noncontrolling ownership percentage at the end of the period.

The Company also consolidates other entities in which it has a controlling interest or entities where it is determined to be the primary beneficiary under Accounting Standards Codification “ASC” 810-20, Control of Partnerships and Similar Entities. Under ASC 810-20, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. The primary beneficiary, as determined primarily based on a qualitative evaluation of the entity with the ability to direct the most significant business activities of the VIE, is required to consolidate the VIE for financial reporting purposes. The application of ASC 810-20 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. Where the Company has less than a controlling financial interest in an entity or the Company is not the primary beneficiary of the entity, the entity is accounted for on the equity method of accounting. Accordingly, the Company’s share of net earnings or losses of these entities is included in consolidated net income (loss). A description of the Company’s investments accounted for using the equity method of accounting is included in Note 9 - "Investment in Partially-Owned Entities and Other Arrangements". All intercompany accounts and transactions have been eliminated in consolidation.

The Company recognizes noncontrolling interest in the Consolidated Balance Sheets for partially-owned entities that the Company consolidates. The noncontrolling partners’ share of current operations is reflected in “Noncontrolling interest of limited partners” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Federal Income Tax Status—The Trust, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates. The Trust may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income even if it does qualify as a REIT. For example, the Trust will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains), and the Trust has certain gains that, if recognized, will be subject to corporate tax because it acquired the assets in tax-free acquisitions of non-REIT corporations.

The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Trust and engages in for-sale development and condominium conversion activity. The Trust generally reimburses CPSI for payroll and other costs incurred in providing services to the Trust. All intercompany transactions are eliminated in the accompanying Consolidated Financial Statements. CPSI has an income tax receivable of $0.5 million and $17.8 million as of December 31, 2010 and 2009, respectively, which is included in “Accounts receivable, net” on the Consolidated Balance Sheet. CPSI did not recognize an income tax expense (benefit) during the year ended December 31, 2010. CPSI’s consolidated provision (benefit) for income taxes was $(7.9) million and $0.8 million for the years ended December 31, 2009 and 2008, respectively. CPSI’s effective income tax rates were zero, 50.15% and (0.90%) for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the Company did not have a deferred tax asset after the effect of the valuation allowance.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI was able to carry back tax losses that occurred in the year ending December 31, 2009, against income that was recognized in 2005 and 2006. During the year ended December 31, 2010, the Company received $17.4 million of tax refunds.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchases applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. The Company made this election with regard to a portion of the CRLP debt repurchased in 2009. The Company does not anticipate making this election with regard to CRLP debt repurchased in 2010.

Tax years 2004 through 2010 are subject to examination by the federal taxing authorities. Generally, tax years 2008 through 2010 are subject to examination by state tax authorities. There is one state tax examination currently in process.

The Company may from time to time be assessed interest or penalties by federal and state tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.

Real Estate Assets, Impairment and Depreciation—Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. Undeveloped land and construction in progress is stated at cost unless such assets are impaired in which case such assets are recorded at fair value. The Company reviews its long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. The Company’s determination of fair value is based on inputs management believes are consistent with those that market participants would use (See - "Assets and Liabilities Measured at Fair Value"). Estimates are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

As of December 31, 2010, the Company had $9.8 million, $2.1 million, and $11.2 million of unamortized in-place lease intangible assets, net market lease intangibles and intangibles related to relationships with customers, respectively, which is reflected as a component of "Other assets" in the accompanying Consolidated Balance Sheet. The aggregate amortization expense for in-place lease intangible assets recorded during 2010, 2009, and 2008 was $5.2 million, $0.2 million, and $0.5 million, respectively.

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

The Company has included in accounts payable book overdrafts representing outstanding checks in excess of funds on deposit of $7.3 million and $3.9 million as of December 31, 2010 and 2009, respectively.

  Restricted Cash—Restricted cash is comprised of cash balances which are legally restricted as to use and consists primarily of resident and tenant deposits, deposits on for-sale residential lots and units and cash in escrow for self insurance retention.

As of December 31, 2009, the Company had repurchased all of the outstanding community development district (“CDD”) special assessment bonds at its Colonial Promenade Nord du Lac development. The bonds were redeemed in December 2009 and the CDD was subsequently dissolved. As a result of the repurchase, the Company released $17.4 million of net cash proceeds from the bond issuance, which had been held in escrow during 2009.

Valuation of Receivables— Due to the short-term nature of the leases at the Company’s multifamily properties, generally six months to one year, the Company’s exposure to residents defaults and bankruptcies is minimized. The Company’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.

The Company is subject to tenant defaults and bankruptcies at its commercial properties that could affect the collection of outstanding receivables. In order to mitigate these risks, the Company performs a credit review and analysis on commercial tenants and significant leases before they are executed. The Company evaluates the collectability of outstanding receivables and records allowances as appropriate. The Company’s policy is to record allowances for all outstanding invoices greater than 60 days past due at its commercial properties.

The Company had an allowance for doubtful accounts of $1.1 million and $1.7 million as of December 31, 2010 and 2009, respectively.

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

As of December 31, 2010, the Company had notes receivable of $44.8 million, primarily consisting of the following:

(1) $26.2 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. The note, which is secured by the property, has an annual interest rate of one-month LIBOR plus 1.20% and matures in December 2011 (see Note 11 - "Notes and Mortgages Payable").

(2) $16.6 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.

The Company had accrued interest related to its outstanding notes receivable of $0.5 million and $0.1 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company had recorded a reserve of $0.3 million and $1.9 million, respectively, against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at December 31, 2010 and 2009 was approximately 4.7% and 6.0%, respectively. Interest income is recognized on an accrual basis.

The Company received principal payments of $5.8 million and $2.2 million on these and other outstanding subordinated loans during 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company had outstanding notes receivable balances of $44.5 million, net of a $0.3 million reserve, and $22.2 million, net of a $1.9 million reserve, respectively.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge (see Note 12 - "Derivative Instruments"). This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. The Company discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

Share-Based Compensation—The Company currently sponsors share option plans and restricted share award plans (see Note 14 - "Share-based Compensation"). The Company accounts for share based compensation in accordance with ASC 718, Stock Compensation, which requires compensation costs related to share-based payment transactions to be recognized in the consolidated statements of operations when earned.

Revenue Recognition— Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.

Under the terms of residential leases, the residents of the Company’s communities are obligated to reimburse the Company for certain utility usage, cable, water, electricity and trash, where the Company is the primary obligor to the utility entities. These utility reimbursements from residents are included as “Other property-related revenue” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Warranty Reserves—Warranty reserves are included in "Accrued expenses" on the accompanying Consolidated Balance Sheets. Estimated future warranty costs on condominium conversion and for-sale residential sales are charged to cost of sales in the period when the revenues from such sales are recognized. Such estimated warranty costs are approximately 0.5% of total revenue. As necessary, additional warranty costs are charged to costs of sales based on management’s estimate of the costs to remediate existing claims. While the Company believes the warranty reserve is adequate as of December 31, 2010, historical data and trends may not accurately predict actual warranty costs, or future development could lead to a significant change in the reserve. The Company's warranty reserves are as follows:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Balance at beginning of period	$871	$1,072	$1,477
Accruals for warranties issued	109	190	111
Payments made	(20)	(391)	(516)
Balance at end of period	$960	$871	$1,072

Net Income Per Share— Basic net income per common share is computed under the “two class method” as described in

ASC 260, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings or losses. According to the guidance, the Company has included share-based payment awards that have non-forfeitable rights to dividends prior to vesting as participating securities. Diluted net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period, the dilutive effect of restricted shares issued, and the assumed conversion of all potentially dilutive outstanding share options.

Self Insurance Accruals—The Company is self-insured up to certain limits for general liability claims, workers’ compensation claims, property claims and health insurance claims. Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.

Loss Contingencies—The Company is subject to various claims, disputes and legal proceedings, including those described under Item 3 - "Legal Proceedings", the outcomes of which are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. As of December 31, 2010, the Company's loss contingency accrual was $3.9 million in the aggregate.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting—The Company reports on its segments in accordance with ASC 280, Segment Reporting, which defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance and for which discrete financial information is available. The Company manages its business based on the performance of two separate operating segments: multifamily and commercial.

Noncontrolling Interests and Redeemable Common Units- Amounts reported as limited partners’ interest in consolidated partnerships on the Consolidated Balance Sheets are presented as noncontrolling interests within equity. Additionally, amounts reported as preferred units in CRLP are presented as noncontrolling interests within equity. Noncontrolling interests in common units of CRLP are included in the temporary equity section (between liabilities and equity) of the Consolidated Balance Sheets because of the redemption feature of these units. These units are redeemable at the option of the holders for cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share. Based on the requirements of ASC 480-10-S99, the measurement of noncontrolling interests is presented at “redemption value” — i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Company’s share price multiplied by the number of outstanding units), or the aggregate value of the individual partner's capital balances, whichever is greater. See the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008 for the presentation and related activity of the noncontrolling interests and redeemable common units.

Investments in Joint Ventures - To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income of the joint venture. In accordance ASC 323, Investments — Equity Method and Joint Ventures, the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. During 2009, the Company determined that its 35% noncontrolling joint venture interest in Colonial Grand Traditions was impaired and that this impairment was other than temporary. As a result, the Company recognized a non-cash impairment charge of $0.2 million during 2009. Other than Colonial Grand at Traditions, the Company has determined that these investments were not other than temporarily impaired as of December 31, 2010 and 2009.

Investment and Development Expenses - Investment and development expenses consist primarily of costs related to potential mergers, acquisitions, and abandoned development pursuits. Abandoned development costs are costs incurred prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If the Company determines that it is probable that it will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. The Company recorded $0.4 million, $2.0 million and $4.4 million in investment and development expenses in 2010, 2009 and 2008, respectively.

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

The Company applies ASC 820 in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4 - "Impairment and Other Losses") and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 11 - "Notes and Mortgages Payable") and notes receivable (see above). The following table presents the Company’s real estate assets reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures at December 31, 2010:

	Fair value measurements as of
($ in thousands)	December 31, 2010
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including land held for sale	$11,631	$—	$—	$11,631

Real estate assets, including land held for sale were valued using sales activity for similar assets, current contracts and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, units sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each project.

At December 31, 2010, the estimated fair value of fixed-rate debt was approximately $1.39 billion (carrying value of $1.37 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s line of credit, is consistent with the carrying value of $390.4 million.

At December 31, 2010, the estimated fair value of the Company’s notes receivable was approximately $44.5 million based on market rates and similar financing arrangements.

Accounting Pronouncements Recently Adopted — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. FIN 46(R), now known as ASC 810-10-30, Initial Measurement. ASC 810-10-30 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, ASC 810-10-30 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. ASC 810-10-30 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. ASC 810-10-30 is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of ASC 810-10-30 did not have an impact on the Company's consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including: (i) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers; (ii) the reasons for any transfers in or out of Level 3; and (iii) and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements.  ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, which amends ASC 310, Receivables, by requiring more robust and disaggregated disclosures about credit quality of an entity's financing receivables and its allowance for credit losses.  More specifically the ASU's new and amended disclosure requirements focus on these topics (i) Nonaccrual and past due financing receivables: (ii) Allowance for credit losses related to financing receivables; (iii) Impaired loans; (iv) Credit quality information; and (v) Modifications.  ASU 2010-20 became effective for the first interim or annual reporting periods ending on or after December 15, 2010.  However, the disclosures that include information for activity that  occurs during a reporting period will be effective for the first interim or annual period beginning after December 15, 2010.  Those disclosures include (i) the activity in the allowance for credit losses for each period and (ii) disclosures about modifications of financing receivables. The adoption of ASU 2010-20 did not have a material impact on the Company's consolidated condensed financial statements.

3.     Restructuring Charges

In December 2010, the Company incurred $0.4 million of termination benefits and severance-related charges as a result of the Company's exit from commercial joint ventures. The total $0.4 million is accrued in “Accrued expenses” on the Consolidated Balance Sheet at December 31, 2010.

As a result of the Company's 2009 initiative to improve efficiencies with respect to management of its properties and operation of the Company's portfolio, including reducing overhead and postponing or phasing future development activities, the Company reduced its workforce by 90 employees through the elimination of certain positions resulting in the Company incurring an aggregate of $1.4 million in termination benefits and severance-related charges. Of the $1.4 million in restructuring charges recorded in 2009, approximately $0.5 million was associated with the Company’s multifamily segment, including $0.2 million associated with development personnel, $0.8 million was associated with the Company’s commercial segment, including $0.3 million associated with development personnel and $0.1 million of these restructuring costs were non-divisional charges. Of the $1.4 million of restructuring charges in 2009, $0.7 million is accrued in "Accrued expenses" on the Consolidated Balance Sheet at December 31, 2009.

On December 30, 2008, Weston M. Andress resigned from the Company, including his positions as President and Chief Financial Officer and as a member of the Board of Trustees of the Company. In connection with his resignation, the Company and Mr. Andress entered into a severance agreement resulting in a cash payment of $1.3 million. In addition, all of Mr. Andress’ unvested restricted stock and non-qualified stock options granted on his behalf were forfeited, and as a result, previously recognized stock based compensation expense of $1.8 million was reversed. Therefore, due to the resignation of Mr. Andress, a net of ($0.5) million was recognized as “Restructuring charges” on the Consolidated Statements of Operations and Comprehensive Income (Loss) reducing the Company’s overall expense.

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

4.     Impairment and Other Losses

High unemployment and economic weaknesses continued to adversely affect the condominium and single family housing markets in 2010. The for-sale real estate markets remained unstable due to the limited availability of lending and other types of mortgages, tight credit standards and an oversupply of such assets, resulting in low sales velocity and continued reduced pricing in the real estate market compared to pre-recession levels.

During 2010, the Company recorded non-cash impairment charges totaling $1.3 million. Of the $1.3 million presented in “Impairment and other losses” in continuing operations on the Consolidated Statements of Operations and Other Comprehensive Income (Loss), $1.0 million is the result of casualty losses at four multifamily apartment communities. The losses at three of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather. The remaining $0.3 million is the result of various for-sale project transactions.
During 2009, the Company recorded an impairment charge of $12.4 million. Of the $10.4 million presented in

“Impairment and other losses” in continuing operations on the Consolidated Statements of Operations and Other Comprehensive Income (Loss), $10.3 million relates to a reduction of the carrying value of certain of its for-sale residential assets, a retail development and certain land parcels. The remaining amount in continuing operations, $0.1 million, was recorded as the result of fire damage at one of the Company’s multifamily apartment communities. The $2.0 million presented in “Income (loss) from discontinued operations” on the Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to the sell out of the remaining units at two of the Company’s condominium conversion properties. In addition to these impairment charges, the Company determined that it is probable that it will have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a joint venture asset in which the Company has a 35% noncontrolling interest, and recognized a charge to earnings. This charge is reflected in "Income (loss) from partially-owned unconsolidated entities” on the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

During 2008, the Company recorded an impairment charge of $118.6 million. Of the $93.1 million presented in “Impairment and other losses” in continuing operations on the Consolidated Statements of Operations and Other Comprehensive Income (Loss), $35.9 million is attributable to certain of the Company’s completed for-sale residential properties, $36.2 million is attributable to land held for future sale and for-sale residential and mixed-use developments, $19.3 million is attributable to a retail development and $1.7 million is attributable to casualty losses due to fire damage at four apartment communities. The $25.5 million presented in “Income (loss) from discontinued operations” on the Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to condominium conversion properties. The impairment charge was calculated as the difference between the estimated fair value of each property and the Company’s current book value plus the estimated costs to complete. The Company also incurred $4.4 million of abandoned pursuit costs as a result of the Company's decision to postpone future development activities (including previously identified future development projects).

The Company's determination of fair value is based on inputs management believes are consistent with those that market participants would use. The Company estimates the fair value of each property and development project evaluated for impairment based on current market conditions and assumptions made by management, which may differ materially from the actual results if market conditions continue to deteriorate or improve. The fair value of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, unit sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity. The Company will continue to monitor the specific facts and circumstances at the Company’s for-sale properties and development projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects the Company can sell, the timing of the sales and/or the prices at which the Company can sell them in future periods. If the Company is unable to sell projects, the Company may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of the Company’s assets as reflected on the balance sheet and adversely affect net income and shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings. In particular, the 2010 oil spill in the Gulf of Mexico has negatively impacted the current economic conditions in Gulf Shores, Alabama, where the Company owns several assets. If economic conditions in the Gulf Shores area do not improve, the Company's current basis in such assets could become impaired.

5.     Property Acquisitions and Dispositions

Property Acquisitions

In June 2010, the Company exited two single-asset multifamily joint ventures with DRA Advisors LLC, transferring its 20% ownership interest in Colonial Village at Cary, located in Raleigh, North Carolina, and making a net cash payment of $2.7 million in exchange for the remaining 80% ownership interest in Colonial Grand at Riverchase Trails, located in Birmingham, Alabama (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements"). In October 2010, the Company acquired the Villas at Brier Creek, a 364-unit Class A apartment community located in Raleigh, North Carolina, for $37.9 million. The apartment community is unencumbered, and the acquisition was funded through the Company's unsecured credit facility.

In September 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, ten-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, the Company made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. As a result of the preferred equity contribution to the joint venture, the Company began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the quarter ending September 30, 2009 (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements").

In November 2009, the Company disposed of its 15% ownership interest in the DRA/CRT office joint and acquired 100% ownership of one of the joint venture’s properties, Three Ravinia. In connection with this transaction, the Company made aggregate payments of $127.2 million ($102.5 million of which was used to repay existing indebtedness secured by Three Ravinia). In December 2009, the Company disposed of its 17.1% ownership interest in the OZ/CLP Retail joint venture and made a cash payment of $45.1 million to the joint venture partner. As part of the transaction, the Company received 100% ownership of one of the joint venture assets, Colonial Promenade Alabaster (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements" and Note 11 - "Notes and Mortgages Payable").

During 2008, the Company acquired the remaining 75% interest in Colonial Village at Matthews, a 270-unit multifamily apartment community containing 270 units for a total cost of $18.4 million, which consisted of the assumption of $14.7 million of existing mortgage debt ($3.7 million of which was previously unconsolidated by the Company as a 25% partner) and $7.4 million of cash.

The consolidated operating properties acquired during 2010, 2009 and 2008 are listed below:

		Effective
	Location	Acquisition Date	Units/Square Feet (1)
			(unaudited)
Multifamily Properties:
Colonial Grand at Brier Creek	Raleigh, NC	October 22, 2010	364
Colonial Grand at Riverchase Trails	Birmingham, AL	June 30, 2010	345
Colonial Grand at Canyon Creek	Austin, TX	September 14, 2009	336
Colonial Village at Matthews	Charlotte, NC	January 16, 2008	270

Commercial Properties:
Three Ravinia	Atlanta, GA	November 25, 2009	813,000
Colonial Promenade Alabaster	Birmingham, AL	December 14, 2009	219,000
______________________

(1)	Retail square footage excludes anchored-owned square footage.

Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of the Company. The cash paid to acquire these properties is included in the consolidated statements of cash flows. For properties acquired through acquisitions, assets were recorded at fair value based on an independent third party appraisal or internal models using assumptions consistent with those made by other market participants. The property acquisitions during 2010, 2009 and 2008 are comprised of the following:

($ in thousands)	2010		2009		2008
Assets purchased:
Land, buildings and equipment	$61,285		$186,918		$22,297
Intangibles (1)	1,059		27,510		—
Other assets	—		5,575		—
	62,344		220,003		22,297
Notes and mortgages assumed	(19,300)		(15,600)		(14,700)
Other liabilities assumed or recorded	—		(586)		(228)
Total consideration	$43,044	(2)	$203,817	(2)	$7,369
______________________

(1)
Includes $1.1 million, $13.0 million and $2.0 million of unamortized in-place lease intangible assets, above (below) market lease intangibles and intangibles related to relationships with customers, respectively.

(2)
See Note 9 - "Investment in Partially-Owned Entities and Other Arrangements" and Note 11 - "Notes and Mortgages Payable" regarding additional details for these transactions. Total consideration paid in 2009 has been revised from the amount previously reported to appropriately reflect a reduction for notes and mortgages assumed and other liabilities assumed or recorded.

The following unaudited pro forma financial information for the years ended December 31, 2010, 2009 and 2008, give effect to the above operating property acquisitions as if they had occurred at the beginning of the periods presented. The information for the year ended December 31, 2010 includes pro forma results for the months during the year prior to the acquisition date and actual results from the date of acquisition through the end of the year. The pro forma results are not intended to be indicative of the results of future operations.

	***** Pro Forma (Unaudited) *****
	Years Ended December 31,
($ in thousands, except per share data)	2010	2009	2008
Total revenue	$371,573	$369,284	$375,952
Net (loss) income available to common shareholders	$(48,092)	$2,176	$(52,658)
Net (loss) income per common share — dilutive	$(0.67)	$0.04	$(1.11)

Property Dispositions — Continuing Operations

During 2010, 2009 and 2008, the Company sold various consolidated parcels of land for an aggregate sales price of $17.2 million, $10.7 million and $16.6 million, respectively, which were used to repay a portion of the borrowings under the Company’s unsecured credit facility and for general corporate purposes.

During 2010, the Company disposed of its noncontrolling interest in Colonial Village at Cary (as discussed above) and its noncontrolling interest in Parkway Place Mall (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements").

During 2009, the Company sold its joint venture interest in six multifamily apartment communities, representing 1,906 units, its joint venture interest in an office park, representing 689,000 square feet, and its joint venture interest in a retail center, representing 345,000 square feet, for an aggregate sales price of $26.4 million, of which $19.7 million was used to pay the Company’s pro-rata portion of the outstanding debt. The net gains from the sale of these interests, of approximately $4.4 million, are included in “(Loss) income from partially-owned unconsolidated entities” in the Consolidated Statements of Operations and Comprehensive Income (Loss). In addition to the transactions described above, the Company exited two commercial joint ventures that owned an aggregate of 26 commercial assets (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements").

During 2008, the Company sold its 10%-15% joint venture interest in seven multifamily apartment communities representing approximately 1,751 units, its 15% joint venture interest in one office asset representing 0.2 million square feet and its 10% joint venture interest in the GPT/Colonial Retail Joint Venture, which included six retail malls totaling an aggregate 3.9 million square feet, including anchor-owned square footage. The Company’s interests in these properties were sold for approximately $59.7 million. The gains from the sales of these interests are included in “(Loss) income from partially-owned unconsolidated entities” in the Consolidated Statements of Operations and Comprehensive Income (Loss) (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements").

Property Dispositions — Discontinued Operations

During 2009, the Company sold a wholly-owned commercial asset containing 286,000 square feet for a total sales price of $20.7 million, and recognized a gain of approximately $1.8 million on the sale. The proceeds were used to repay a portion of the borrowings under the Company’s unsecured credit facility.

During 2008, the Company sold six wholly-owned multifamily apartment communities representing 1,746 units for a total sales price of approximately $139.5 million. The Company also sold a wholly-owned office property containing 37,000 square feet for a total sales price of $3.1 million. The proceeds were used to repay a portion of the borrowings under the Company’s unsecured credit facility and fund future investments and for general corporate purposes.

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

In accordance with ASC 205-20, Discontinued Operations, net income (loss) and gain (loss) on disposition of operating properties sold through December 31, 2010, in which the Company does not maintain continuing involvement, are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) on a comparative basis as “(Loss) income from discontinued operations” for the years ended December 31, 2010, 2009 and 2008. Following is a listing of the properties the Company disposed of in 2010, 2009 and 2008 that are classified as discontinued operations:

			Units/
Property	Location	Date	Square Feet
			(unaudited)
Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200
Commercial (1)
Colonial Promenade Winter Haven	Orlando, FL	December 2009	286,297
250 Commerce Center	Montgomery, AL	February 2008	37,000
_________________________

(1)	Square footage for retail assets excludes anchor-owned square footage.

Development Dispositions

During 2009, the Company sold a commercial development, consisting of approximately 159,000 square feet (excluding anchor-owned square feet) of retail shopping space. The development was sold for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The gain of approximately $4.4 million, net of income taxes, from the sale of this development is included in “(Loss) gain from sales of property, net of income taxes” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

At December 31, 2009, the Company had classified seven for-sale developments as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $65.0 million at December 31, 2009, which represents the lower of depreciated cost or fair value less costs to sell. During 2010, the Company transferred one commercial development, two for-sale developments, and one mixed use development from assets “held for sale” to “assets held for investment” as the Company reevaluated the market for these developments and determined it was beneficial to hold this land for a longer term. In addition, the Company reallocated the commercial portion of one mixed-use development from assets “held for sale” to “assets held for investment”. The land portion of this asset was sold as discussed in property dispositions above. Therefore, as of December 31, 2010, the Company had two for-sale developments and two outparcels classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $16.9 million at December 31, 2010, which represents the lower of depreciated cost or fair value less costs to sell.

In accordance with ASC 205-20, Discontinued Operations, the operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in “(Loss) income from discontinued operations” on the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented. In addition, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Any impairment losses on assets held for continuing use are included in continuing operations.

Below is a summary of the operations of the properties sold during 2010, 2009 and 2008 and properties classified as held for sale as of December 31, 2010, that are classified as discontinued operations:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Property revenues:
Base rent	$—	$3,526	$12,806
Tenant recoveries	—	202	169
Other revenue	—	424	1,332
Total revenues	—	4,152	14,307

Property operating and maintenance expense	1,716	1,953	6,772
Impairment	—	2,051	25,475
Depreciation	—	130	1,694
Amortization	—	1	21
Total operating expenses	1,716	4,135	33,962
Interest expense	—	—	182
(Loss) income from discontinued operations	(1,716)	17	(19,473)
(Loss) gain on disposal of discontinued operations	(395)	1,729	43,062
Noncontrolling interest in CRLP from discontinued operations	202	(325)	(4,049)
Noncontrolling interest to limited partners	(4)	597	449
Net (loss) income attributable to parent company	$(1,913)	$2,018	$19,989

6.     For-Sale Activities

The total number of units sold for condominium conversion properties, for-sale residential units and lots for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
For-Sale Residential	28	132	76
Condominium Conversion	—	238	3
Residential Lot	—	3	1

During 2010, the Company sold the remaining 18 units at Southgate on Fairview and 10 additional units at its Metropolitan project for total sales proceeds of $9.3 million. These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the sales proceeds was used to repay a portion of the outstanding borrowings on the Company’s unsecured credit facility.

 As of  December 31, 2010, the Company had 24 for-sale residential units and 40 lots remaining. These units/lots, valued at $14.5 million, are reflected in real estate assets held for sale as of December 31, 2010. As of December 31, 2009, the Company had $65.0 million of completed for-sale residential projects classified as held for sale.

During 2010, 2009 and 2008, “(Loss) gain from sale of property” on the Consolidated Statements of Operations and Comprehensive Income (Loss) included $(0.3) million, $0.7 million and $1.6 million ($1.1 million, net of tax), respectively, for for-sale residential sales. A summary of revenues and costs of condominium conversion and for-sale residential sales for December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Condominium conversion revenues	$—	$16,851	$448
Condominium conversion costs	(350)	(16,592)	(401)
(Loss) gain on condominium conversion sales, before noncontrolling
interest and income taxes	(350)	259	47

For-sale residential revenues	9,270	38,839	17,851
For-sale residential costs	(9,593)	(38,161)	(16,226)
(Loss) gains on for-sale residential sales, before noncontrolling
interest and income taxes	(323)	678	1,625

Provision for income taxes	—	(71)	(552)
Net (loss) gains on condominium conversion and for-sale residential
sales, net of noncontrolling interest and income taxes	$(673)	$866	$1,120

The net (loss) gain on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. Expenses for 2010 represent homeowners' association settlement costs related to infrastructure repairs. For 2009 and 2008, gains on condominium unit sales, net of income taxes, of $0.2 million and $0.1 million, respectively, are included in discontinued operations. As of December 31, 2009, the Company had sold all remaining condominium conversion properties.

For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.

7.     Land, Buildings and Equipment

Land, buildings and equipment consist of the following at December 31, 2010 and 2009:

($ in thousands)		2010	2009
Buildings	20 to 40 years	$2,440,824	$2,369,035
Furniture and fixtures	5 or 7 years	124,624	118,857
Equipment	3 or 5 years	40,700	36,029
Land improvements	10 or 15 years	250,200	222,231
Tenant improvements	Life of Lease	67,153	59,853
		2,923,501	2,806,005
Accumulated depreciation		(640,981)	(519,728)
		2,282,520	2,286,277
Real estate assets held for sale, net		16,861	65,022
Land		407,607	404,345
Total		$2,706,988	$2,755,644

8.     Undeveloped Land and Construction in Progress

During 2010, the Company placed into service Colonial Promenade Craft Farms and Colonial Promenade Nord du Lac Phase I, adding 242,000 square feet to the Company's commercial portfolio. The Company currently has one active development project, as outlined in the table below. The Company owns approximately $246.1 million of undeveloped land parcels that are held for future developments. Of the future developments listed below, the Company expects to start development of a 296-unit apartment community in Austin, Texas in March 2011. In addition, the Company expects to initiate development of at least one more multifamily apartment community and one commercial development in 2011. Although the Company currently anticipates developing certain other projects in the future, there can be no assurance that the Company will pursue any of these particular development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Completed Developments:
Commercial:
Colonial Promenade Craft Farms	Gulf Shores, AL	68	$8,307
Colonial Promenade Nord du Lac Phase 1 (2) (3)	Covington, LA	174	27,121
Total Completed Developments		242	35,428

Active Developments:
Multifamily:
Colonial Grand at Hampton Preserve (4)	Tampa, FL	486	15,822
Total Active Developments		486	15,822

Future Developments:
Multifamily:
Colonial Grand at Cityway	Austin, TX	296	5,265
Colonial Grand at Lake Mary	Orlando, FL	306	5,347
Colonial Grand at South End	Charlotte, NC	353	13,523
Colonial Grand at Randal Park (5)	Orlando, FL	750	19,197
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,281
Colonial Grand at Azure	Las Vegas, NV	188	7,804
		2,332	66,796
Commercial:
Colonial Promenade Huntsville	Huntsville, AL	111,000	9,795
Colonial Promenade Nord du Lac (2)	Covington, LA	236,000	18,733
Randal Park (5)	Orlando, FL	—	8,600
		347,000	37,128
Other Undeveloped Land:
Multifamily			3,295
Commercial			44,879
Commercial Outparcels/Pads			23,732
For-Sale Residential Land (6)			70,303
			142,209

Total Future Developments			246,133

Consolidated Undeveloped Land and Construction in Progress			$261,955
________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
The Company intends to develop this project in phases over time. Costs capitalized to date for this development, including costs for Phase I, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	Development costs for this project are net of $4.8 million, which is expected to be received from local municipalities as reimbursement for infrastructure costs.

(4)	This project is expected to be completed in the fourth quarter of 2012 with estimated total costs of $58.3 million.

(5)
This project is part of a mixed-use development. The Company is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of the development are subject to change.

(6)	These costs are presented net of $24.6 million of non-cash impairment charges recorded on two of the projects in 2009, 2008 and 2007.

For the two developments completed in 2010, the aggregate project development costs, including land acquisition costs, was $35.4 million and was funded primarily through borrowings on the Company's unsecured credit facility.

Interest capitalized on construction in progress during 2010, 2009 and 2008 was $1.2 million, $3.9 million and $25.0 million, respectively.

9.     Investment in Partially-Owned Entities and Other Arrangements

Investments in Consolidated Partially-Owned Entities

During 2009, the Company agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. In September 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, ten-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, the Company made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs, and terminated the previous $4.0 million guarantee with respect to the prior loan. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, the Company began consolidating the CMS/Colonial Canyon Creek joint venture, with a fair value of the property of $26.0 million recorded in its financial statements beginning with the quarter ending September 30, 2009. The Company’s determination of fair value was based on inputs management believed were consistent with those other market participants would use.

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

Investments in Unconsolidated Partially-Owned Entities

Investments in unconsolidated partially-owned entities at December 31, 2010 and 2009 consisted of the following:

	Percent		As of December 31,
($ in thousands)	Owned		2010	2009
Multifamily:
Belterra, Ft. Worth, TX	10.00%		$444	$525
Regents Park (Phase II), Atlanta, GA	40.00%	(1)	3,358	3,387
CG at Huntcliff, Atlanta, GA	20.00%		1,471	1,646
CG at McKinney, Dallas, TX	25.00%	(1)	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%		787	914
CG at Traditions, Gulf Shores, AL	35.00%	(2)	—	—
DRA CV at Cary, Raleigh, NC	—	(3)	—	1,440
DRA The Grove at Riverchase, Birmingham, AL	—	(4)	—	1,133
Total Multifamily			7,781	10,766
Commercial:
600 Building Partnership, Birmingham, AL	33.33%		203	154
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		27	(190)
Colonial Promenade Madison, Huntsville, AL	25.00%		2,118	2,119
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,193	2,174
DRA / CLP JV	15.00%	(5)	(22,605)	(15,321)
Highway 150, LLC, Birmingham, AL	10.00%		51	59
Huntville TIC, Huntsville, AL	10.00%	(6)	(5,349)	(4,617)
Parkside Drive LLC I, Knoxville, TN	50.00%		1,456	3,073
Parkside Drive LLC II, Knoxville, TN	50.00%		7,021	7,210
Parkway Place Limited Partnership, Huntsville, AL	—	(7)	—	10,168
Total Commercial			(14,885)	4,829
Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		32	35
Heathrow, Orlando, FL	50.00%	(1)	1,946	1,792
Total Other			1,978	1,827

			$(5,126)	$17,422
_________________________

(1)	These joint ventures consist of undeveloped land.

(2)
In September 2009, the Company determined that its noncontrolling interest was impaired and that this impairment was other than temporary. As a result, the Company wrote-off its investment in the joint venture.

(3)	In June 2010, the Company disposed of its 20% noncontrolling interest in this joint venture and obtained 100% interest in one multifamily property located in Birmingham, Alabama (see below).

(4)	In June 2010, the Company acquired the remaining 80% interest in Colonial Grand at Riverchase (see below).

(5)
As of December 31, 2010, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Amount includes the value of the Company’s investment of approximately $13.0 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $35.6 million, which is being amortized over the life of the properties. This joint venture is presented under "Liabilities" on the Consolidated Balance Sheet as of December 31, 2010.

(6)
Equity investment includes the Company’s investment of approximately $1.7 million, offset by the excess basis difference on the transaction of approximately $7.1 million, which is being amortized over the life of the properties. This joint venture is presented under "Liabilities" on the Consolidated Balance Sheet as of December 31, 2010.

(7)	In October 2010, the Company sold its 50% noncontrolling interest in this joint venture (see below).

In October 2010, the Company sold its remaining 50% noncontrolling interest in the Parkway Place Mall in Huntsville, Alabama, to joint venture partner CBL & Associates Properties, Inc. The Company's interest was sold for total consideration of $38.8 million, comprised of $17.9 million in cash (presented as a component of "Distributions from partially-owned unconsolidated entities" in the Consolidated Statement of Cash Flows) and CBL's assumption of the Company's $20.9 million share of the existing loan secured by the property.  Proceeds from the sale were used to repay a portion of the outstanding balance of the Company's unsecured credit facility. The Company recognized a $3.5 million gain on this transaction.

In June 2010, the Company exited two single-asset multifamily joint ventures with DRA Advisors LLC ("DRA") totaling 664 units, in each of which the Company had a 20% ownership interest. Pursuant to the transaction, the Company transferred its 20% ownership interest in Colonial Village at Cary to DRA and made a net cash payment of $2.7 million in exchange for DRA's 80% ownership in the 345-unit Colonial Grand at Riverchase Trails located in Birmingham, Alabama. Additionally, the Company assumed and subsequently repaid the $19.3 million loan securing Colonial Grand at Riverchase Trails, which was set to mature in October 2010. The Company now owns 100% of Colonial Grand at Riverchase Trails and DRA now owns 100%

of Colonial Village at Cary, with respect to which DRA assumed the existing secured mortgage. The Company continued to manage Colonial Village at Cary through September 30, 2010, pursuant to an existing management agreement. The transaction was funded by borrowings from the Company's unsecured credit facility and proceeds from issuances of common shares through the Company's “at-the-market” equity program.

In April 2009, the Company transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square foot (excluding anchor-owned square footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. The Company had previously sold 85% of its interest in this development for $45.7 million in July 2007 and recognized a gain of approximately $4.2 million, after tax, from that sale. As a result of this agreement and the resulting valuation, the Company recorded an impairment of approximately $0.7 million with respect to the Company’s remaining equity interest in the joint venture. As part of its agreement to transfer the Company’s remaining interest in Colonial Pinnacle Craft Farms, the Company commenced development of an additional 67,700-square foot phase of a retail shopping center (Colonial Promenade Craft Farms) during 2009, which is anchored by a 45,600-square foot Publix. The development was placed in service in the second quarter 2010, at a cost of $8.3 million.

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

In October 2009, the Company sold its 10% noncontrolling joint venture interest in Colony Woods (DRA Alabama), a 414-unit multifamily apartment community located in Birmingham, Alabama. The Company received $2.5 million for its portion of the sales proceeds, of which $1.6 million was used to repay the associated mortgage debt and the remaining proceeds were used to repay a portion of the outstanding borrowings on the Company’s unsecured credit facility. The Company recognized a $0.2 million gain on this transaction.
In November 2009, the Company disposed of its 15% noncontrolling joint venture interest in DRA/CRT, a 17-asset office joint venture. Pursuant to the transaction, the Company transferred its membership interest back to the joint venture. As part of this transaction, the Company acquired 100% ownership of one of the Joint Venture’s properties, Three Ravinia, an 813,000-square foot, Class A office building located in Atlanta, Georgia and made a cash payment of $24.7 million. In connection with the transaction, the existing indebtedness on Three Ravinia was repaid, which consisted of $102.5 million of loans secured by the Three Ravinia property that were schedule to mature in January 2010, and the corresponding $17.0 million loan guaranty provided by CRLP on Three Ravinia was terminated. The total cash payment of $127.2 million made by the Company to acquire Three Ravinia and to repay the outstanding indebtedness was made through borrowings under the Company’s unsecured credit facility.

In December 2009, the Company sold its 15% noncontrolling joint venture interest in the Mansell Joint Venture, a suburban office park totaling 689,000 square feet located in Atlanta, Georgia, to the majority partner. The Company received $16.9 million for its portion of the sales proceeds, of which $13.9 million was used to repay the associated mortgage debt and the remaining proceeds, $3.0 million, were used to repay a portion of the outstanding borrowings on the Company’s unsecured credit facility. As a result of this transaction, the Company no longer has an interest in the Mansell Joint Venture.

In December 2009, the Company disposed of its 17.1% noncontrolling joint venture interest in OZ/CLP Retail, LLC (OZRE) to the OZRE’s majority partner, made a cash payment of $45.1 million that was due by OZRE to repay $38.0 million of mortgage debt and related fees and expenses, and $7.1 million of which was used for the discharge of deferred purchase price owed by OZRE to former unitholders who elected to redeem their units in June 2008. The total cash payment by the Company was made through borrowings under the Company’s unsecured line of credit. In exchange, the Company received 100% ownership of one of the OZRE assets, Colonial Promenade Alabaster, a 612,000-square foot retail center located in Birmingham, Alabama. As a result of this transaction, the Company no longer has an interest in OZRE.

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the date of the Company’s acquisitions is as follows:

	As of December 31,
($ in thousands)	2010	2009
Balance Sheet
Assets
Land, building, & equipment, net	$1,250,781	$1,416,526
Construction in progress	19,624	19,695
Other assets	106,291	118,095
Total assets	$1,376,696	$1,554,316
Liabilities and Partners’ Equity
Notes payable (1)	$1,110,908	$1,211,927
Other liabilities	110,246	108,277
Partners’ equity	155,542	234,112
Total liabilities and partners’ capital	$1,376,696	$1,554,316

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Statement of Operations
Revenues	$179,506	$395,686	$457,088
Operating expenses	(64,478)	(173,705)	(180,731)
Interest expense	(71,524)	(139,309)	(165,258)
Depreciation, amortization and other	(74,006)	(158,013)	(159,426)
Net loss(2)	$(30,502)	$(75,341)	$(48,327)
____________________________

(1)	The Company’s pro rata portion of indebtedness, as calculated based on ownership percentage, at December 31, 2010 and 2009 was $201.3 million and $239.1 million, respectively.

(2)
In addition to the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “(Loss) income from partially-owned unconsolidated entities” of $3.4 million and $(1.2) million for the years ended December 31, 2010 and 2009, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary.

Based on the Company’s evaluation, as of December 31, 2010, the Company does not have a controlling interest in, nor is the Company the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above “Investments in Consolidated Partially-Owned Entities”, CMS/Colonial Canyon Creek, which the Company began consolidating in September 2009 (see Note 11 - "Notes and Mortgages Payable").

Unconsolidated Variable Interest Entities

As of December 31, 2010, the Company has an interest in one VIE with significant variable interests for which the Company is not the primary beneficiary.

At the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to partial loan repayment guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. The Company and its joint venture partner each committed to provide 50% of the guarantee, which is different from the relative voting and economic interests of the parties in the joint venture. As a result, this investment qualifies as a VIE, but the Company has determined that it would not have the ability to direct the most significant business activities of this joint venture and, therefore, does not consolidate this investment. In September 2009, the Company determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. In addition, the Company determined that its 35% noncontrolling joint venture interest was impaired and that this impairment was other than temporary. As a result, the Company wrote-off its investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the quarter ended September 2009. The Company also discontinued the application of the equity method of accounting as it does not have the obligation to absorb further losses of the joint venture. The construction loan matured on April 15, 2010, but has not been repaid by the joint venture (see Note 11

- "Notes and Mortgages Payable").

In connection with the acquisition of CRT with DRA in September 2005, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT joint venture with respect to 10 of the CRT properties. In connection with the Company’s disposition of its 15% interest in the DRA/CRT joint venture in November 2009, the above described guarantee was terminated (see Note 18 - "Contingencies, Guarantees and Other Arrangements").

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

Multifamily management is responsible for all aspects of the Company's multifamily property operations, including the management and leasing services for 111 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which the Company does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company's commercial property operations, including the management and leasing services for 45 commercial properties, as well as third-party management services for commercial properties in which the Company does not have an ownership interest and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest in are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising) and includes revenues/expenses from unconsolidated partnerships and joint ventures. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to (loss)income from continuing operations before noncontrolling interest for the years ended December 31, 2010, 2009 and 2008, and total segment assets to total assets as of December 31, 2010 and 2009. Additionally, the Company’s net losses on for-sale residential projects for the years ended December 31, 2010, 2009 and 2008 are presented below:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Revenues:
Segment Revenues:
Multifamily	$309,394	$307,204	$314,563
Commercial	80,015	91,433	94,107
Total Segment Revenues	389,409	398,637	408,670
Partially-owned unconsolidated entities — Multifamily	(3,106)	(6,499)	(8,604)
Partially-owned unconsolidated entities — Commercial	(30,987)	(62,271)	(69,818)
Construction revenues	—	36	10,137
Other non-property-related revenue	11,693	15,003	18,327
Discontinued operations property revenues	—	(4,152)	(14,307)
Total Consolidated Revenues	367,009	340,754	344,405
NOI:
Segment NOI:
Multifamily	174,192	177,186	188,273
Commercial	54,006	58,166	60,910
Total Segment NOI	228,198	235,352	249,183
Partially-owned unconsolidated entities — Multifamily	(1,468)	(3,221)	(4,220)
Partially-owned unconsolidated entities — Commercial	(20,839)	(39,560)	(43,986)
Other non-property-related revenue	11,693	15,003	18,327
Discontinued operations property NOI	1,716	(148)	17,940
Impairment — discontinued operations (1)	—	(2,051)	(25,475)
Impairment and other losses — continuing operations (1)	(1,308)	(10,388)	(93,116)
Construction NOI	—	1	607
Property management expenses	(8,584)	(7,749)	(8,426)
General and administrative expenses	(18,563)	(17,940)	(23,180)
Management fee and other expenses	(9,504)	(14,184)	(15,153)
Restructuring charge	(361)	(1,400)	(1,028)
Investment and development	(422)	(1,989)	(4,365)
Depreciation	(122,103)	(113,100)	(101,342)
Amortization	(8,931)	(4,090)	(3,371)
Income (loss) from operations	49,524	34,536	(37,605)
Total other income (expense), net (2)	(85,956)	(21,104)	(36,505)
(Loss) income from continuing operations	$(36,432)	$13,432	$(74,110)

	As of December 31,
($ in thousands)	2010	2009
Assets
Segment Assets:
Multifamily	$2,474,409	$2,502,772
Commercial	562,103	538,046
Total Segment Assets	3,036,512	3,040,818
Unallocated corporate assets (3)	134,622	131,814
	$3,171,134	$3,172,632
_____________________

(1)	See Note 4 — “Impairment and Other Losses” for details of these charges.

(2)
For-sale residential activities including net gain on sales and income tax expense (benefit), are included in the line item "Total other income (expense)". (See table below for additional details on for-sale residential activities and also Note 6 - "For-Sale Activities").

(3)
Includes the Company’s investment in partially-owned entities of $22,828 as of December 31, 2010 and net investment of $17,422 December 31, 2009, respectively. As of December 31, 2010, investments in partially-owned entities of $27,954, for which the Company's basis is a negative balance (i.e., credit balance), have been classified as a liability.

For-Sale Residential

As a result of the impairment charge recorded during the fourth quarter of 2008 related to the Company’s for-sale residential projects, the Company’s for-sale residential operating segment met the quantitative threshold to be considered a reportable segment. Prior to 2007, the results of operations and assets of the for-sale residential activities were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of these activities in prior periods.

	Years Ended December 31,
($ in thousands)	2010	2009	2008
(Loss) gain on for-sale residential sales	$(323)	$678	$1,625
Impairment	(186)	(818)	(35,900)
Income tax expense	—	(1)	(562)
Loss from for-sale residential sales	$(509)	$(141)	$(34,837)

11.     Notes and Mortgages Payable

Notes and mortgages payable at December 31, 2010 and 2009 consist of the following:

	Years Ended December 31,
($ in thousands)	2010	2009
Unsecured credit facility	$377,362	$310,546
Mortgages and other notes:
3.15% to 6.00%	588,013	612,862
6.01% to 6.88%	796,192	740,935
6.89% to 8.80%	4	40,000
	$1,761,571	$1,704,343

In the second quarter of 2010, the Company closed on $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a ten year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of the outstanding balance on the Company's Credit Facility (as defined below).

During 2009, the Company obtained the following secured financing from Fannie Mae:

•
In the first quarter of 2009, the Company closed on a $350.0 million collateralized credit facility (collateralized with 19 of CRLP's multifamily apartment communities totaling 6,565 units). Of the $350.0 million, $259.0 million bears interest at a fixed interest rate equal to 6.07% and $91.0 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for this Credit Facility is 6.04%, and it matures on March 1, 2019; and

•
In the second quarter of 2009, the Company closed on a $156.4 million collateralized credit facility (collateralized by eight of CRLP's multifamily apartment communities totaling 2,816 units). Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for this credit facility is 5.31%, and it matures on June 1, 2019.

Under the facilities obtained in 2009, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from these financings were used to repay a portion of the outstanding borrowings under the Company's Credit Facility.

As of December 31, 2010, CRLP, with the Company as guarantor, had a $675.0 million unsecured Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.

Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows the Company to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wells Fargo's designated base rate, plus a base rate margin ranging up to 0.25% based on the Company’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on the Company’s unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.

The Credit Facility and the cash management line, which are primarily used by the Company to finance property acquisitions and developments and more recently to also fund the repurchase of CRLP senior notes, Series D preferred depositary shares and Series B preferred units, had an outstanding balance at December 31, 2010 of $377.4 million, including $12.4 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility (including the cash management line) was 1.31% and 1.28% at December 31, 2010 and 2009, respectively.

The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as they become due. At December 31, 2010, the Company was in compliance with these covenants. Specific financial ratios with which the Company must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio, Debt to Total Asset Value Ratio, Secured Debt to Total Asset Value Ratio, Unencumbered Leverage Ratio and Permitted Investments Ratio. For the year ended December 31, 2010, the Fixed Charge Ratio was 1.86 times and must not fall below 1.50 times, the Debt to Total Asset Value Ratio was 53.2% and must not exceed 60.0%, the Secured Debt to Total Asset Value Ratio was 24.4% and must not exceed 40.0%, the Unencumbered Leverage Ratio was 45.8% and must not exceed 62.5%, and the Permitted Investments Ratio was 9.8% and must not exceed 35.0%. The Company does not anticipate any events of noncompliance with any of these ratios in 2011. However, there can be no assurance that the Company will be able to maintain compliance with these ratios and other debt covenants in the future.

At December 31, 2010, the Company had $1.1 billion in unsecured indebtedness including balances outstanding under its Credit Facility and certain other notes payable. The remainder of the Company’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of approximately $696.6 million at December 31, 2010.

The aggregate maturities of notes and mortgages payable, including the Company’s Credit Facility were as follows:

As of
($ in thousands)	December 31, 2010
2011	$56,930
2012 (1)	457,194
2013	99,459
2014	191,790
2015	224,652
Thereafter	731,546
$1,761,571
_______________________

(1)	Year 2012 includes $377.4 million outstanding on the Company’s Credit Facility as of December 31, 2010, which matures in June 2012.

Based on borrowing rates available to the Company for notes and mortgages payable with similar terms, the estimated fair value of the Company’s notes and mortgages payable at December 31, 2010 and 2009 was approximately $1.8 billion and $1.7 billion, respectively.

In July 2009, the Company agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. On September 14, 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, the Company made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, the Company began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the quarter ended September 30, 2009 (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements").
Unsecured Senior Notes Repurchases

In January 2010, the Trust's Board of Trustees authorized an unsecured notes repurchase program, which allowed the Company to repurchase up to $100.0 million of outstanding unsecured senior notes of CRLP. This repurchase program ran through December 31, 2010. As a result of the repurchases, during 2010, the Company recognized net gains of approximately $0.8 million, which is included in "Gains on retirement of debt" on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Repurchases of unsecured senior notes of CRLP during 2010 are as follows:

			Average
		Average	Yield-to-
($ in thousands)	Amount	Discount	Maturity	Net Gain (1)
1st Quarter	$8,742	1.0%	6.5%	$—
2nd Quarter	29,000	4.3%	6.8%	755
3rd Quarter	—	—	—	—
4th Quarter	—	—	—	—
Total	$37,742	3.5%	6.7%	$755
_______________________

(1)
Gains are presented net of the loss on hedging activities of $0.3 million recorded during the year ended December 31, 2010 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the Company's conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.

In January 2008, the Company’s Board of Trustees authorized the repurchase of up to $50.0 million of outstanding unsecured senior notes of CRLP. In addition, during 2008, the Company’s Board of Trustees authorized the repurchase of an additional $500.0 million of outstanding unsecured senior notes of CRLP under a senior note repurchase program that ran through December 31, 2010. During 2009, under the Company's prior senior note repurchase program, the Company repurchased an aggregate of $181.0 million of outstanding unsecured senior notes of CRLP in separate transactions.  In addition to the shares repurchased pursuant to the senior note repurchase, during 2009, the Company completed two separate cash tender offers for outstanding unsecured notes of CRLP.  In April 2009, the Company completed a cash tender offer for $250.0 million in aggregate principal amount of outstanding notes maturing in 2010 and 2011, and in September 2009, the Company completed an additional cash tender offer for $148.2 million in aggregate principal amount of outstanding notes maturing in 2014, 2015 and 2016.  The prior senior note repurchase program and both tender offers were approved by the Company's Board of Trustees before they were commenced.  As a result of the repurchases, during 2009, the Company recognized net gains of approximately $54.7 million, which is included in “Gains on retirement of debt” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Repurchases of unsecured senior notes of CRLP during 2009 under the repurchase programs described above were as follows:

			Average
		Average	Yield-to-
($ in thousands)	Amount	Discount	Maturity	Net Gain (1)
1st Quarter	$96,855	27.1%	12.64%	$24,231
2nd Quarter (2)	315,541	5.9%	6.75%	16,232
3rd Quarter (3)	166,776	10.0%	7.87%	14,280
4th Quarter	—	—	—	—
Total	$579,172	10.6%	8.06%	$54,743
_______________________

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

(2)	Repurchases include $250.0 million repurchased pursuant to the Company’s tender offer that closed on May 4, 2009, which was conducted outside of the senior note repurchase program.

(3)	Repurchases include $148.2 million repurchased pursuant to the Company’s tender offer that closed on August 31, 2009, which was conducted outside of the senior note repurchase program.

Repurchases of unsecured senior notes of CRLP during 2008 under the repurchase programs described above were as follows:

			Average
		Average	Yield-to-
($ in thousands)	Amount	Discount	Maturity	Net Gain (1)
1st Quarter	$49,963	12.0%	8.18%	$5,477
2nd Quarter	31,779	10.0%	7.80%	2,730
3rd Quarter	57,810	5.0%	7.40%	2,579
4th Quarter	55,460	9.8%	10.42%	4,857
Total	$195,012	9.1%	8.53%	$15,643
_______________________

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

Unsecured Senior Note Maturities

In December 2010, the Company had a $10.0 million 8.08% interest MTN Note and a $10.0 million 8.05% interest MTN Note mature. Both notes were satisfied by a gross payment of $20.5 million ($20.0 million of principal and $0.5 million of previously accrued interest).

Unconsolidated Joint Venture Financing Activity

During April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture, in which the Company has a 35% noncontrolling interest. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. For additional information regarding ongoing litigation involving this joint venture, see Note 19 - "Legal Proceedings".

In November 2006, the Company and its joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. On May 3, 2010, the Company acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of purchase. The note has an interest rate of one-month LIBOR plus 1.20%. The Company has agreed with its joint venture partner to extend the maturity date of the note consistent with the original extension terms of the note, which provided for an option to extend maturity for two additional consecutive one year periods. In December 2010, the joint venture opted to extend the maturity date for a second year, until December 2011. As a result of this transaction, the Company's guarantee on this note was terminated, but the joint venture partner's guarantee remains in place.

In June 2010, one of the Company's joint ventures, Parkway Place Limited Partnership, completed the refinancing of a $51.0 million outstanding mortgage loan associated with the joint venture's Parkway Place retail shopping center, located in Huntsville, Alabama, which was set to mature in June 2010. The joint venture, of which the Company had a 50% ownership interest, obtained a new ten-year $42.0 million mortgage loan that bears interest at a fixed rate of 6.5% per annum. Each of the Company and its joint venture partner contributed its pro-rata portion of the existing mortgage debt shortfall in cash to the joint venture, which was used to pay off the balance on the existing mortgage debt. The Company's pro-rata portion of the cash payment, $5.4 million, was funded from the Company's unsecured credit facility. On October 4, 2010, the Company completed the sale of its remaining 50% interest in the Parkway Place Mall to the joint venture partner. The total consideration was $38.8 million, comprised of $17.9 million in cash paid by the joint venture partner and the partner's assumption of the Company's pro-rata share of the joint venture's existing loan, which was $20.9 million. Proceeds from the sale were used to repay a portion of the outstanding balance on the Company's unsecured Credit Facility.

In June 2010, upon the Company completing its exit from two single-asset multifamily joint ventures (discussed above in Note 9 - "Investment in Partially-Owned Entities and Other Arrangements"), the Company assumed and subsequently repaid the $19.3 million loan securing Colonial Grand at Riverchase Trails, in which the Company now has 100% interest. The loan was originally set to mature in October 2010.

In November 2009, as part of the DRA/CRT disposition transaction described in Note 9 - "Investments in Partially-Owned Entities and Other Arrangements", the existing indebtedness on Three Ravinia was repaid, which consisted of $102.5 million of loans secured by the Three Ravinia property that matured in January 2010, and the corresponding $17.0 million loan guaranty provided by the Company on Three Ravinia was terminated. The total cash payment of $127.2 million made by the Company to acquire Three Ravinia and to repay the outstanding indebtedness was made through borrowings under the Company’s Credit Facility. As a result of this transaction, the Company is no longer responsible for the loans collateralized by Broward Financial Center, located in Ft. Lauderdale, Florida, which matured in March of 2009 and Charlotte University Center, located in Charlotte, North Carolina and Orlando University Center, located in Orlando, Florida, which matured in September 2010.

There can be no assurance that the Company’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets (See Note 18 - "Contingencies, Guarantees and Other Arrangements"). The failure to refinance and/or replace such debt and other factors with respect to the Company’s joint venture interests may materially adversely impact the value of the Company’s joint venture interests, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

12.     Derivative Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

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

At December 31, 2010 and 2009, the Company had $2.2 million and $3.0 million, respectively, in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of the repurchases of senior notes of CRLP. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $0.4 million and $0.5 million for the 12 months ended December 31, 2010 and 2009, respectively. The change in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of the repurchases of senior notes of CRLP was $0.3 million and $1.7 million for the 12 months ended December 31, 2010 and 2009, respectively.

Over the next 12 months, the Company expects to reclassify $0.5 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. The Company had no derivatives that were not designated as a hedge in a qualifying hedging relationship during the years ended December 31, 2010 and 2009.

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the 12 months ended December 31, 2010 and 2009, respectively.

	Amount of Gain (Loss)			Amount of Gain (Loss) Reclassified
	Recognized in OCI on			Reclassified
($ in thousands)	Derivative			from OCI into Income
	(Effective Portion)		Location of Gain (Loss)	(Effective Portion)
Derivatives in SFAS 133 Cash	Years Ended		from OCI into Income	Years Ended
Flow Hedging Relationships	12/31/2010	12/31/2009	(Effective Portion)	12/31/2010	12/31/2009

Interest Rate Swaps	$—	$—	Interest Expense	$(437)	$(511)
			Loss on Hedging Activities	(289)	(1,736)
				$(726)	$(2,247)

13.     Equity

Company ownership is maintained through common shares of beneficial interest (the “common shares”), preferred shares of beneficial interest (the “preferred shares”) and noncontrolling interest in CRLP (the “units”). Common shareholders represent public equity owners and common unitholders represent noncontrolling interest owners. Each unit may be redeemed for either one common share or, at the option of the Company, cash equal to the fair market value of a common share at the time of redemption. When a common unitholder redeems a unit for a common share or cash, noncontrolling interest is reduced. In addition, the Company has acquired properties since its formation by issuing distribution paying and non-distribution paying units. The non-distribution paying units convert to distribution paying units at various dates subsequent to their original issuance. At December 31, 2010 and 2009, 7,299,530 and 8,162,845 units of CRLP were outstanding, respectively, all of which were distribution paying units.

The following table presents the changes in the issued common shares since December 31, 2009 (but excluding 7,299,530 and 8,162,845 units of CRLP at December 31, 2010 and 2009, respectively, which are redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share):

Issued at December 31, 2009 (1)	71,989,227
Common shares issued through dividend reinvestments	67,345
Restricted shares issued (cancelled), net	401,722
Shares offered under "at-the-market" equity offering programs	10,393,874
Redemption of CRLP units for common shares	863,315
Issuances under other employee and nonemployee share plans	241,905
Issued at December 31, 2010 (1)	83,957,388
_______________________
(1) Includes 5,623,150 treasury shares.

Equity Offerings

In 2009 and 2010 the Trust completed the following offerings of its common shares:

($ in thousands, except per share amounts)				Weighted Avg
Issuance		Amount		Issuance Price
Authorized		Authorized	Shares Issued	Per Share	Net Proceeds (1)
2009	April (2)	$20,000	4,802,971	$9.07	$42,575
	October (3)	115,000	12,109,500	9.50	109,849
	2009 Total		16,912,471	$9.37	$152,424

2010	February (2)	$50,000	3,602,348	$13.88	$48,999
	July (2)	100,000	6,329,026	15.80	98,990
	December (2) (4)	100,000	462,500	18.06	8,185
	2010 Total		10,393,874	$15.24	$156,174
_______________________
(1) Amounts are shown net of underwriting discounts, but excludes $0.3 million and $0.4 million, respectively, of one-time administrative expenses payable by the Company for the years ended December 31, 2010 and 2009.

(2) This transaction was a continuous "at-the-market" equity offering program.
(3) This transaction was a public equity offering program that includes shares issued to cover over-allotments.
(4) This "at-the-market" equity offering program has not yet been fully exhausted.

Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 16,912,471 common units, at a weighted average issue price of $9.37 per unit to the Trust during 2009 and an additional 10,393,874 common units, at a weighted average issue price of $15.24 per unit to the Trust during 2010.

The net proceeds resulting from the equity offerings were used to redeem all of the Trust's outstanding Series D Preferred Depositary Shares, to repurchase one-half of CRLP's outstanding Series B Preferred Units, to pay down a portion of the outstanding borrowings under the Company's unsecured Credit Facility and to fund other general corporate purposes.

Repurchases of Series B Preferred Units

In February 1999, through CRLP, the Company issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Preferred Units (the “Series B Preferred Units”), valued at $100.0 million in a private placement, net of offering costs of $2.6 million. On February 18, 2004, CRLP modified the terms of the Series B Preferred Units. Under the modified terms, the Series B Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Series B Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009. The Series B Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Company, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

During December 2010, CRLP repurchased 1,000,000 of the outstanding Series B Preferred Units from the existing holders for $47.0 million, plus accrued but unpaid dividends. The repurchase price represented a 6% discount, resulting in a $3.0 million gain. As a result of the redemption, the Company wrote off $1.3 million related to the original preferred unit issuance costs.

Repurchases/Redemption of Series D Preferred Depositary Shares

In April 2003, the Trust issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series D Preferred Shares”).

In October 2008, the Board of Trustees authorized a repurchase program which allowed the repurchase of up to an additional $25.0 million of the Trust’s outstanding Series D Preferred Depositary Shares (and a corresponding amount of Series D Preferred Units) over a 12 month period. During 2009, the Trust repurchased 6,515 of its outstanding Series D Preferred Depositary Shares in open market (or privately negotiated) transactions for a purchase price of $0.1 million, or $19.46 per Series D Preferred Depositary Share. The Company received a 22.2% discount on the repurchase to the liquidation preference price of $25.00 per depositary share and wrote-off an immaterial amount of issuance costs. In the aggregate, the Trust repurchased $24.1 million of its outstanding Series D Preferred Depositary Shares (and CRLP repurchased a corresponding amount of Series D Preferred Units) under this repurchase program before it expired in October 2009.

In September 2010, the Trust redeemed all of the outstanding 4,004,735 Series D Preferred Depositary Shares (and CRLP repurchased all of the Series D Preferred Units) for a purchase price of $25.00 per Series D Preferred Depositary Share, plus any accrued and unpaid dividends, for an aggregate redemption price per Series D Preferred Depositary Share of $25.2257, or $100.1 million in the aggregate. After the redemption date, dividends on the Series D Preferred Depositary Shares ceased to be accrued, the Series D Preferred Depositary Shares were no longer deemed outstanding, and all rights of the holders of the Series D Preferred Depositary Shares ceased. As a result of the redemption of the Series D Preferred Depositary Shares, the Company recorded a charge of approximately $3.6 million related to the original preferred share issuance costs.

14.     Share-based Compensation

Incentive Share Plans

On March 7, 2008, the Board of Trustees approved the 2008 Omnibus Incentive Plan (the “2008 Plan”). The 2008 Plan was approved by the Company’s shareholders on April 23, 2008. The Third Amended and Restated Share Option and Restricted Share Plan (the “Prior Plan”) expired by its terms in April 2008. The 2008 Plan provides the Company with the opportunity to grant long-term incentive awards to employees and non-employee directors, as well independent contractors, as appropriate. The 2008 Plan authorizes the grant of seven types of share-based awards – share options, restricted shares, unrestricted shares, share units, share appreciation rights, performance shares and performance units. Five million common shares were reserved for issuance under the 2008 Plan. At December 31, 2010, 1,837,925 shares were available for issuance under the 2008 Plan.

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

Compensation costs for share options have been valued on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	8.41%	5.25%	7.92%
Expected volatility	83.83%	48.83%	20.70%
Risk-free interest rate	1.71%	2.98%	3.77%
Expected option term (years)	3.1	6.5	7.1

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

During the year ended December 31, 2010, the Company granted share options to purchase 628,874 common shares to the Company’s employees and trustees. For the years ended December 31, 2010, 2009 and 2008, the Company recognized compensation expense related to share options of $1.0 million, $0.3 million and $0.3 million ($0.1 million of compensation expense related to share options was reversed due to the Company’s restructuring), respectively. Upon the exercise of share options, the Company issues common shares from authorized but unissued common shares. Total cash proceeds from exercise of stock options were $2.7 million and $1.1 million for the years ended December 31, 2010 and 2008, respectively. There were no options exercised during 2009.

The following table presents a summary of share option activity under all plans for the year ended December 31, 2010:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	1,361,411	$23.44
Granted	628,874	11.07
Exercised	(169,402)	15.71
Forfeited	(150,298)	20.29
Options outstanding, end of period	1,670,585	$19.84

The weighted average grant date fair value of options granted in 2010, 2009 and 2008 was $4.19, $1.89 and $1.40, respectively. The total intrinsic value of options exercised during 2010 and 2008 was $0.4 million and $0.5 million, respectively. There were no options exercised during 2009.

As of December 31, 2010, the Company had approximately 1.7 million share options outstanding with a weighted average exercise price of $19.84 and a weighted average remaining contractual life of 5.7 years. The intrinsic value for the share options outstanding as of December 31, 2010 was $4.9 million. The total number of exercisable options at December 31, 2010 was approximately 0.9 million. As of December 31, 2010, the weighted average exercise price of exercisable options was $24.97 and the weighted average remaining contractual life was 3.4 years for these exercisable options. The intrinsic value for the share options exercisable as of December 31, 2010 was $0.4 million. As of December 31, 2010, the total number of options expected to vest is approximately 0.6 million. The weighted average exercise price of options expected to vest is $13.51 and the weighted average remaining contractual life is 8.8 years. The options expected to vest have an aggregate intrinsic value at December 31, 2010 of $3.7 million. At December 31, 2010, there was $1.6 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted average period of 1.9 years.

The following table presents the change in nonvested restricted share awards:

			Weighted Average
		Year Ended	Grant Date
		December 31, 2010	Fair Value
Nonvested Restricted Shares,	December 31, 2009	268,172	$33.47
Granted		441,424	11.29
Vested		(80,127)	24.13
Cancelled/Forfeited		(1,148)	7.18
Nonvested Restricted Shares,	December 31, 2010	628,321	$19.13

The weighted average grant date fair value of restricted share awards issued during 2010, 2009 and 2008 was $11.29, $7.56 and $21.38, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company recognized compensation expense related to restricted share awards of $3.6 million, $2.6 million and $3.3 million ($1.0 million of compensation expense related to restricted share awards was reversed and $0.2 million was accelerated due to the Company’s restructuring), respectively. For the years ended December 31, 2010, 2009 and 2008, the Company separately capitalized $0.1 million, $0.1 million and $1.3 million, respectively, for restricted share awards granted in connection with certain real estate developments. The total intrinsic value for restricted share awards that vested during 2010, 2009 and 2008 was $1.2 million, $0.8 million and $2.6 million, respectively. At December 31, 2010, the unrecognized compensation cost related to nonvested restricted share awards is $4.4 million, which is expected to be recognized over a weighted average period of 1.6 years.

Adoption of Incentive Program

In April 2006, the Executive Compensation Committee of the Board of Trustees of the Trust (the "Compensation Committee") adopted a new incentive program for certain executive officers, which provided:

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

The performance awards were subject to risk of forfeiture if the participant’s employment were terminated prior to the end of the Performance Period. Performance payments, if earned, were payable in cash, common shares or a combination of the two. Each performance award had a specified threshold, target and maximum payout amounts ranging from $5,000 to $6,000,000 per participant. The performance awards were valued with a binomial model by a third party valuation firm. The performance awards, which had a fair value on the grant date of $5.4 million ($4.9 million net of estimated forfeitures), were valued as equity awards tied to a market condition.

In January 2009, the Compensation Committee confirmed the calculation of the payouts under the performance awards as of the end of the Performance Period for each of the four remaining participants in the incentive program, and approved the form in which the performance awards are to be made. An aggregate of $299,000 was paid to the four remaining participants in cash that was withheld to satisfy applicable tax withholding, and the balance of the award was satisfied through the issuance of an aggregate of 69,055 common shares.

Due to the fact that the form of payout (cash, common shares, or a combination of the two) was determined solely by the Trust’s Board of Trustees, and not the employee, the grant was valued as an equity award.

As of December 31, 2008, these awards were fully expensed. For the year ended December 31, 2008, the Company recognized $1.4 million, of compensation expense attributable to the performance based share awards. As a result of the departure of certain grantees of performance based share awards, the Company reduced compensation expense by $1.0 million during 2008.

Employee Share Purchase Plan

The Company maintains an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Company, through payroll deductions, to purchase common shares at market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Company issued 6,293, 16,567 and 9,405 common shares pursuant to the Purchase Plan during 2010, 2009 and 2008, respectively.

15.     Employee Benefits

401(k)Plan

The Company maintains a 401(k) plan covering all eligible employees. Effective July 1, 2009, the Company’s Executive Committee, as authorized by the Board of Trustees, exercised its option to stop the matching contribution. Therefore, no contributions were made by the Company for the year ended December 31, 2010. From January 1 - June 30, 2009, the plan provided, with certain restrictions, that employees could contribute a portion of their earnings with the Company matching 100% of such contributions up to 4% and 50% on contributions between 4% and 6%, solely at its discretion. Contributions by the Company for the years ended December 31, 2009 and 2008 were approximately $0.8 million and $2.0 million, respectively.

16.     Income Taxes

The Trust, which is considered a corporation for federal income tax purposes, has elected to be taxed and qualifies to be taxed as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. The Trust may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income even if it does qualify as a REIT. For example, the Trust will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains) and the Trust has certain gains that, if recognized, will be subject to corporate tax because it acquired the assets in tax-free acquisitions of non-REIT corporations.

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in additional income tax expense, interest or penalties. Although any such assessments historically have been minimal and immaterial to the Company's financial results, when the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

Taxable REIT Subsidiary

The Company’s consolidated financial statements include the operations of its taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Trust and engages in for-sale development and condominium conversion activity. The Trust generally reimburses CPSI for payroll and other costs incurred in providing services to the Trust. All inter-company transactions are eliminated in the accompanying consolidated financial statements. CPSI has an income tax receivable of $0.5 million and $17.8 million as of December 31, 2010 and December 31, 2009, respectively, which is included in "Accounts receivable, net" on the Consolidated Balance Sheet. CPSI did not recognize an income tax expense (benefit) during the year ended December 31, 2010. CPSI’s consolidated provision (benefit) for income taxes was $(7.9) million and $0.8 million for the years ended December 31, 2009 and 2008, respectively. CPSI’s effective income tax rates were zero, 50.15% and -0.90% for the years ended December 31, 2010, 2009 and 2008, respectively. As of the years ended December 31, 2010 and 2009, the Company did not have a deferred tax asset after the effect of the valuation allowance. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of CPSI’s income tax expense to the statutory federal rate are reflected in the tables below.

Income tax expense of CPSI is comprised of the following:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Current tax expense (benefit):
Federal	$—	$(17,370)	$(10,417)
State	—	158	56
	—	(17,212)	(10,361)
Deferred tax expense (benefit):
Federal	—	9,311	11,063
State	—	—	72
	—	9,311	11,135
Total income tax (benefit) expense	$—	$(7,901)	$774

Income tax expense — discontinued operations	$—	$70	$1,064
Income tax (benefit) expense — continuing operations	$—	$(7,971)	$(290)

In 2009 and 2008, income tax expense resulting from condominium conversion unit sales was allocated to discontinued operations (see Note 6 - "For-Sale Activities").

The components of CPSI’s deferred income tax assets and liabilities were as follows:

	Years Ended December 31,
($ in thousands)	2010	2009
Deferred tax assets:
Real estate asset basis differences	$—	$—
Impairments	11,450	27,659
Deferred revenue	1,306	1,324
Deferred expenses	12,377	6,712
Net operating loss carryforward	14,618	—
Allowance for doubtful accounts	—	237
Accrued liabilities	288	351
	$40,039	$36,283
Deferred tax liabilities:
Real estate asset basis differences	(1,547)	(3,683)
	(1,547)	(3,683)
Net deferred tax assets, before valuation allowance	$38,492	$32,600
Valuation allowance	(38,492)	(32,600)
Net deferred tax assets, included in other assets	$—	$—

Reconciliations of the effective tax rates of CPSI to the federal statutory rate are detailed below. As shown above, a portion of the 2009 income tax expense was allocated to discontinued operations.

	Years Ended December 31,
	2010	2009	2008
Federal tax rate	35.00%	35.00%	35.00%
Valuation reserve	(34.99)%	15.17%	(35.87)%
State income tax, net of federal income tax benefit	—	—	(0.10)%
Other	(0.01)%	(0.02)%	0.07%
CPSI provision for income taxes	—%	50.15%	(0.90)%

For the years ended December 31, 2010 and 2009, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee and the margin-based tax in Texas.

Tax years 2004 through 2010 are subject to examination by the federal taxing authorities. Generally, tax years 2008 through 2010 are subject to examination by state taxing authorities. There is one state tax examination currently in process.

On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or

2009 up to five years. As a result of the new legislation, CPSI was able to carry back tax losses that occurred in the year ended December 31, 2009 against income that was recognized in 2005 and 2006. During the year ended December 31, 2010, the Company received $17.4 million of tax refunds.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchased applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer's gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer's income tax return for the taxable year of the reacquisition. The Company made this election with regard to a portion of the CRLP debt repurchased in 2009. The Company does not anticipate making this election with regard to CRLP debt repurchased in 2010.

17.     Leasing Operations

The Company’s business includes leasing and management of multifamily and commercial properties. For commercial properties owned by the Company, minimum rentals due in future periods under noncancelable operating leases extending beyond one year are as follows:

As of
($ in thousands)	December 31, 2010
2011	$36,077
2012	35,790
2013	35,099
2014	33,429
2015	31,451
Thereafter	123,512
$295,358

The noncancelable leases are with tenants engaged in commercial operations in Alabama, Florida, Georgia, Louisiana and North Carolina. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2010 balance sheet. However, financial difficulties of tenants could impact their ability to make lease payments on a timely basis which could result in actual lease payments being less than amounts shown above. Leases with residents in multifamily properties are generally for one year or less and are thus excluded from the above table.
Substantially all of the Company’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

Rental income from continuing operations for 2010, 2009 and 2008 includes percentage rent of $0.5 million, $0.2 million and $0.4 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

18.     Contingencies, Guarantees and Other Arrangements

Contingencies

During 2010, the Company accrued $1.3 million for certain contingent liabilities related to mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of these properties were sold by CPSI in previous years, and therefore are expensed as additional development costs in “(Loss) gain on sales of property” in the Statements of Operations and Comprehensive Income (Loss).

During 2009, the Company, through a wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac Community Development District (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds. As a result of the solicitation, during 2009, the Company purchased all $24.0 million of the outstanding CDD bonds for total consideration of $22.0 million, representing an 8.2% discount to the par amount. In December 2009, the CDD was dissolved, which resulted in the release of the remaining net cash proceeds of $17.4 million received from the bond issuance, which were then being held in escrow. In connection with this transaction, the Company’s “Other liabilities” were reduced by $24.0 million, of which $1.6 million, representing the discount on the purchase of the bonds, net of interest and fees, was treated as a non-cash transaction and a reduction to basis. In accordance with EITF 91-10, now known as ASC 970-470-05, the Company recorded restricted cash and other liabilities for $24.0 million when the CDD bonds were issued. This issuance was treated as a non-cash transaction in the Consolidated Statements of Cash Flows for the year ended December 31, 2008.

In connection with the commercial joint venture transactions completed in 2007, the Company assumed certain contingent obligations for a total of $15.7 million, of which $5.6 million remains outstanding as of December 31, 2010.

As of December 31, 2010, the Company is self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.

Guarantees and Other Arrangements

Active Guarantees

With respect to the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. In September 2009, the Company determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. As of December 31, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010 (see Note 11 - "Notes and Mortgages Payable" and Note 19 - "Legal Proceedings").

 In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2010, the total amount of debt of the joint venture was approximately $15.8 million and the debt matures in December 2012. At December 31, 2010, no liability was recorded for the guarantee.

In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at December 31, 2010 and 2009. At December 31, 2010 and December 31, 2009, no liability was recorded for these guarantees.

In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $17.4 million at December 31, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.

The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.

Terminated Guarantees

With respect to the Colonial Promenade Smyrna joint venture, the Company and its joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the Company's committed portion of the guarantee was reduced to $4.3 million. On May 3, 2010, the Company acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see Note 11 - "Notes and Mortgages Payable"). This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of our purchase. The note has an interest rate of one-month LIBOR plus 1.20%. As a result of this transaction, our guarantee of this loan was terminated, but our joint venture partner's guarantee remains in place. Effective December 2010, the second one year extension option was exercised. Accordingly, the maturity date of the note has been extended to December 2011, with no remaining options to extend.

19. Legal Proceedings

Colonial Grand at Traditions Litigation

As previously disclosed, during April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture (the “Joint Venture”), in which the Company has a 35% noncontrolling interest. Construction at this site is complete and the project was placed into service during 2008. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. As of September 30, 2010, the Joint Venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount due on the construction loan. In October 2010, Regions Bank, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantee from each of the guarantors, including the Company, together with outstanding interest on the loan. On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace the Company as property manager and take control of the property's cash flow. Regions Bank subsequently transferred all of its interest in the construction loan to MLQ-ELD, L.L.C. (“MLQ”), and MLQ initiated foreclosure proceedings with respect to the property in January 2011 and has filed a motion to substitute itself in place of Regions Bank in the existing litigation. On February 16, 2011, the Joint Venture filed for relief under Chapter 11 of the Bankruptcy Code and requested that the court, among other things, terminate the receivership. The court has granted the order on a temporary basis, which has effectively suspended the foreclosure proceedings.

In December, 2010, the Joint Venture and SM Traditions Associates, LLC (the “JV Parties”), which owns a 65% controlling interest in the Joint Venture, filed cross-claims in the Circuit Court of Baldwin County, Alabama against the Company and certain of its subsidiaries (collectively, the “Colonial Parties”), in connection with the development and management of the Colonial Grand at Traditions by the Colonial Parties. The JV Parties assert several claims relating to the Company's oversight and involvement in the development and construction of the property, including breach of management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duty. The JV Parties also assert that the Colonial Parties conspired with Regions Bank in connection with the activities alleged. The JV Parties have made a demand for an accounting of the costs of development and construction and claim damages of at least $13 million, plus attorney's fees.

The Company believes the JV Parties' allegations lack merit and intends to vigorously defend itself against these claims. However, the Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include damages, fines, penalties and other costs. The Company's management believes that any liability that could be imposed on the Company in connection with the disposition of any pending lawsuits would not have a material adverse effect on the Company's business, results of operations, liquidity or financial condition.

James Island Litigation

As previously disclosed, the Trust and CRLP are parties to lawsuits arising out of alleged construction deficiencies with respect to condominium units at the Company's Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all 230 units were sold during 2006. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County in March, 2010, against various parties involved in the development and construction of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking an unspecified amount of damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The Company is currently in the initial phases of discovery and is continuing to investigate the matter and evaluate its options, and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company.

UCO Litigation

The Company is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of our for-sale projects, which were being developed in a joint venture in which the Company is a majority owner. The contractor is affiliated with the Company's joint venture partner.

•
In connection with the dispute, in January 2008, the contractor filed a lawsuit in Circuit Court of Baldwin County against the Company alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

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

20.     Related Party Transactions

The Company has implemented a specific procedure for reviewing and approving related party construction activities. The Company historically has used Brasfield & Gorrie, LLC, a commercial construction company controlled by Mr. M. Miller Gorrie (a trustee of the Company), to manage and oversee certain of its development, redevelopment and expansion projects. This construction company is headquartered in Alabama and has completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data and in-house development expertise, the Company negotiates the fees and contract prices of each development, redevelopment or expansion project with this company in compliance with the Company’s “Policy on Hiring Architects, Contractors, Engineers, and Consultants”, which policy was developed to allow the selection of certain preferred vendors who have demonstrated an ability to consistently deliver a quality product at a competitive price and in a timely manner. Additionally, this company outsources all significant subcontractor work through a competitive bid process. Upon approval by the Management Committee, the Management Committee (a non-board level committee composed of various members of management of the Company) presents each project to the independent members of the Executive Committee of the Board of Trustees for final approval.

The Company paid $13.7 million, $11.4 million and $50.6 million for property construction and tenant improvement costs to Brasfield & Gorrie, LLC during the years ended December 31, 2010, 2009 and 2008, respectively. Of these amounts, $13.1 million, $6.9 million and $38.4 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2010, 2009 and 2008, respectively. The Company had $1.9 million, $2.3 million, and $0.6 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2010, 2009 and 2008, respectively. Mr. Gorrie has a 3.91% economic interest in Brasfield & Gorrie, LLC. These transactions were unanimously approved by the independent members of the Executive Committee consistent with the procedure described above.

The Company also leases space to Brasfield & Gorrie, LLC, pursuant to a lease originally entered into in 2003. The original lease, which ran through October 31, 2008, was amended in 2007 to extend the term of the lease through October 31, 2013. The amended lease provides for aggregate remaining lease payments of approximately $2.6 million from 2010 through the end of the extended lease term. The amended lease also provides the tenant with a right of first refusal to lease additional vacant space in the same building in certain circumstances. The underlying property was contributed to a joint venture during 2007 in which the Company retained a 15% interest. The Company continues to manage the underlying property. The aggregate amount of rent paid under the lease was approximately $0.6 million during 2010 and $0.4 million during 2009.

Since 1993, Colonial Insurance Agency, a corporation wholly-owned by The Colonial Company (in which Thomas Lowder and his family members and James Lowder and his family members each has a 50% ownership interest), has provided insurance risk management, administration and brokerage services for the Company. As part of this service, the Company placed insurance coverage with unaffiliated insurance brokers and agents, including Willis of Alabama, McGriff Siebels & Williams, and Colonial Insurance Agency, through a competitive bidding process. The premiums paid to these unaffiliated insurance brokers and agents (as they deducted their commissions prior to paying the carriers) totaled $5.8 million, $5.7 million, and $5.0 million for 2010, 2009 and 2008, respectively. The aggregate amounts paid by the Company to Colonial Insurance Agency, Inc., either directly or indirectly, for these services during the years ended December 31, 2010, 2009 and

2008 were $0.7 million, $0.6 million, and $0.5 million, respectively. In addition, in 2010, the Company entered into an arrangement with an insurance carrier to advertise for its renter's insurance program at the Company's multifamily properties. Pursuant to this arrangement, Colonial Insurance Agency, which serves as the insurance carrier's broker, paid the Company $0.2 million in 2010 in advertising fees. Neither Mr. T. Lowder nor Mr. J. Lowder has an interest in these premiums.

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

Other than a specific procedure for reviewing and approving related party construction activities, the Company has not adopted a formal policy for the review and approval of related persons’ transactions generally. Pursuant to its charter, our audit committee reviews and discusses with management any such transaction if deemed material and relevant to an understanding of the Company’s financial statements. Our policies and practices may not be successful in eliminating the influence of conflicts.

21.     Net (Loss) Income Per Share

The following table sets forth the computation of the components of basic and diluted earnings per share:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Numerator:
Net (loss) income attributable to parent company	$(40,537)	$7,608	$(46,629)
Less:
Preferred stock dividends	(5,649)	(8,142)	(8,773)
Income from discontinued operations including noncontrolling interest	1,913	(2,018)	(19,989)
Income allocated to participating securities	(373)	(185)	(716)
Preferred unit repurchase gains	3,000	—	—
Preferred share issuance costs write-off, net of discount	(4,868)	25	(27)
(Loss) income from continuing operations available to common shareholders	$(46,514)	$(2,712)	$(76,134)
Denominator:
Denominator for basic net income per share — weighted average common shares	71,919	53,266	47,231
Effect of dilutive securities	—	—	—
Denominator for diluted net income per share — adjusted weighted average common shares	71,919	53,266	47,231

For the years ended December 31, 2010, 2009 and 2008, the Company reported a net loss from continuing operations (after preferred dividends), and as such, calculated dilutive share equivalents have been excluded from per share computations because including such shares would be anti-dilutive. For the years ended December 31, 2010 and 2008 there were 55,802 and 56,587 dilutive share equivalents, respectively, excluded from the computation of diluted net (loss) income per share. For the year ended December 31, 2009, there were no dilutive shares equivalents. For the years ended December 31, 2010, 2009 and 2008, 1,001,237, 1,280,993 and 1,165,240 outstanding share options, respectively, were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

22.     Subsequent Events

Acquisition

On February 24, 2011, the Company acquired Verde Oak Park (Colonial Grand at Wells Branch), a 336-unit multifamily apartment community located in Austin, Texas, for $28.4 million. The transaction was funded from borrowings on the Company's unsecured credit facility and by proceeds received from shares issued under the Trust's "at-the-market" continuous equity offering program.

At-the-Market Equity Offering Program

In 2011, the Trust has issued 2,271,425 common shares (through February 24, 2011), generating net proceeds of $42.7 million, at an average price of $19.20 per share. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 2,271,425 common units to the Trust, at a weighted average issue price of $19.20 per unit, for the common shares issued by the Trust in the equity offering program.

Board of Trustees Appointment

During January 2011, Edwin M. "Mac" Crawford, the former Chairman and Chief Executive Officer of Caremark Rx Inc., was appointed to the Trust's Board of Trustees, effective January 26, 2011. Mr. Crawford's current term will run through the Trust's 2011 annual shareholders meeting on April 27, 2011, and Mr. Crawford will stand for election at that meeting. In addition, on January 26, 2011, Glade M. Knight notified the Trust's Board of Trustees that he will not stand for reelection at the Trust's 2011 annual shareholder's meeting. As a result, on January 26, 2011, the Trust's Board of Trustees approved a decrease in the size of the board from eleven trustees effective upon the expiration of Mr. Knight's current term, which expires at the 2011 annual shareholder's meeting.

Distribution

During January 2011, the Trust’s Board of Trustees declared a cash distribution on the common shares of the Company and on the partnership units of CRLP in the amount of $0.15 per share and per partnership unit, totaling an aggregate of approximately $12.9 million. The distribution was made to shareholders and partners of record as of February 7, 2011, and was paid on February 14, 2011. The Trust’s Board of Trustees reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

23.     Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009. The information provided herein has been reclassified in accordance with ASC 205-20, Discontinued Operations, and adjusted to reflect ASC 260, Earnings per Share, for all periods presented.

2010
($ in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$90,713	$91,739	$91,119	$93,438
Loss from continuing operations	(10,230)	(9,790)	(11,368)	(7,236)
Loss from discontinued operations	(64)	(25)	(309)	(1,515)
Net loss attributable to parent company	(10,294)	(9,815)	(11,677)	(8,751)
Preferred dividends	(2,034)	(2,034)	(1,581)	—
Preferred unit repurchase gains	—	—	—	3,000
Preferred share issuance costs write-off	—	—	(3,550)	(1,318)
Net loss available to common shareholders	$(12,328)	$(11,849)	$(16,808)	$(7,069)
Net loss per share:
Basic	$(0.19)	$(0.17)	$(0.23)	$(0.09)
Diluted	$(0.19)	$(0.17)	$(0.23)	$(0.09)
Weighted average common shares outstanding:
Basic	66,426	69,553	74,411	77,148
Diluted	66,426	69,553	74,411	77,148

2009
($ in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$84,295	$85,494	$84,417	$86,548
Income (loss) from continuing operations	15,063	1,276	(1,227)	(9,522)
Income (loss) from discontinued operations	891	(1,142)	264	2,005
Net income (loss) attributable to parent company	15,954	134	(963)	(7,517)
Preferred dividends	(2,073)	(2,037)	(1,997)	(2,035)
Preferred share issuance costs write-off	(5)	—	30	—
Net income (loss) available to common shareholders	$13,876	$(1,903)	$(2,930)	$(9,552)
Net income (loss) per share:
Basic	$0.29	$(0.04)	$(0.06)	$(0.15)
Diluted	$0.29	$(0.04)	$(0.06)	$(0.15)
Weighted average common shares outstanding:
Basic	48,202	48,649	50,787	65,265
Diluted	48,202	48,649	50,787	65,265

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Colonial Properties Trust
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Colonial Properties Trust and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the years ended December 31, 2010 and 2009. Our audits also included the financial statement schedules as of December 31, 2010 and 2009 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colonial Properties Trust and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 28, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Colonial Properties Trust:

In our opinion, the consolidated statements of operations and comprehensive loss, of equity and of cash flows for the year ended December 31, 2008 present fairly, in all material respects, the results of operations and cash flows of Colonial Properties Trust and its subsidiaries (the "Company") for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 27, 2009, except for the effects of the changes in disclosure for reportable segments discussed in Note 10, the changes in noncontrolling interest discussed in Note 2, and changes in earnings per unit discussed in Note 2, collectively as to which the date is May 21, 2009 and except for changes in items reflected in discontinued operations discussed in Note 5, as to which the date is February 28, 2011

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per unit data)

	December 31,	December 31,
	2010	2009
ASSETS
Land, buildings and equipment	$3,331,093	$3,210,336
Undeveloped land and construction in progress	261,955	237,101
Less: Accumulated depreciation	(640,967)	(519,715)
Real estate assets held for sale, net	16,861	65,022
Net real estate assets	2,968,942	2,992,744
Cash and equivalents	4,954	4,590
Restricted cash	9,294	7,952
Accounts receivable, net	20,734	33,915
Notes receivable	44,538	22,208
Prepaid expenses	23,225	16,503
Deferred debt and lease costs	23,035	22,560
Investment in partially-owned entities	22,828	17,422
Other assets	52,965	54,066
Total Assets	$3,170,515	$3,171,960
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,384,209	$1,393,797
Unsecured credit facility	377,362	310,546
Total long-term liabilities	1,761,571	1,704,343
Accounts payable	38,296	27,626
Accrued interest	12,002	13,133
Accrued expenses	15,267	26,142
Investment in partially-owned entities	23,809	—
Other liabilities	8,683	8,805
Total liabilities	1,859,628	1,780,049
Commitments and Contingencies (see Note 18 and 19)
Redeemable units, at redemption value - 7,299,530 and 8,162,845 units outstanding at December 31, 2010 and 2009, respectively	145,539	133,537
General partner —
Common equity - 78,334,238 and 66,366,077 units outstanding at December 31, 2010 and 2009, respectively	1,118,086	1,066,390
Preferred equity ($125,000 liquidation preference)	—	96,550
Limited partners’ preferred equity ($50,000 liquidation preference)	48,724	97,406
Limited partners’ noncontrolling interest in consolidated partnerships	769	985
Accumulated other comprehensive income	(2,231)	(2,957)
Total equity	1,165,348	1,258,374
Total liabilities and equity	$3,170,515	$3,171,960

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
($ in thousands, except share and per unit data)

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Revenue:
Minimum rent	$295,478	$279,435	$276,293
Minimum rent from affiliates	855	77	96
Tenant recoveries	10,232	4,353	4,249
Other property-related revenue	48,751	41,850	35,303
Construction revenues	—	36	10,137
Other non-property-related revenue	11,693	15,003	18,327
Total revenue	367,009	340,754	344,405
Operating expenses:
Property operating expenses	105,672	95,393	84,132
Taxes, licenses, and insurance	42,037	39,950	38,367
Construction expenses	—	35	9,530
Property management expenses	8,584	7,749	8,426
General and administrative expenses	18,563	17,940	23,180
Management fee and other expenses	9,504	14,184	15,153
Restructuring charges	361	1,400	1,028
Investment and development expenses	422	1,989	4,365
Depreciation	122,103	113,100	101,342
Amortization	8,931	4,090	3,371
Impairment and other losses	1,308	10,388	93,116
Total operating expenses	317,485	306,218	382,010
Income (loss) from operations	49,524	34,536	(37,605)
Other income (expense):
Interest expense	(84,553)	(87,023)	(70,134)
	(4,645)	(4,963)	(5,019)
Gain on retirement of debt	1,044	56,427	15,951
Interest income	1,597	1,446	2,776
Income (loss) from partially-owned unconsolidated entities	3,365	(1,243)	12,516
Loss on hedging activities	(289)	(1,709)	(385)
Gains from sales of property, net of income taxes of $117, $3,157 and $1,546 for 2010, 2009 and 2008, respectively	(1,391)	5,875	6,776
Income tax (expense) benefit and other	(1,084)	10,086	1,014
Total other (expense) income	(85,956)	(21,104)	(36,505)
(Loss) income from continuing operations	(36,432)	13,432	(74,110)
(Loss) income from discontinued operations	(1,716)	17	(19,473)
(Loss) gain on disposal of discontinued operations, net of income taxes of $-, $70 and $1,064 for 2010, 2009 and 2008, respectively	(395)	1,729	43,062
(Loss) income from discontinued operations	(2,111)	1,746	23,589
Net (loss) income	(38,543)	15,178	(50,521)
Noncontrolling interest of limited partners — continuing operations	103	(999)	(531)
Noncontrolling interest of limited partners — discontinued operations	(4)	597	449
Income attributable to noncontrolling interest	99	(402)	(82)
Net (loss) income attributable to CRLP	(38,444)	14,776	(50,603)
Distributions to general partner preferred unitholders	(5,649)	(8,142)	(8,773)
Distributions to limited partner preferred unitholders	(7,161)	(7,250)	(7,251)
Preferred unit repurchase gains	3,000	—	—
Preferred unit issuance costs write-off	(4,868)	25	(27)
Net (loss) income available to common unitholders	(53,122)	(591)	(66,654)
Net loss available to common unitholders allocated to limited partners	5,068	82	11,225
Net loss available to common unitholders allocated to general partner	$(48,054)	$(509)	$(55,429)
Net loss available to common unitholders per common unit — basic:
Loss from continuing operations	$(0.65)	$(0.05)	$(1.61)
(Loss) income from discontinued operations	(0.02)	0.04	0.42
Net loss available to common unitholders per common unit — basic	$(0.67)	$(0.01)	$(1.19)
Net loss available to common unitholders per common unit — diluted:
Loss from continuing operations	$(0.65)	$(0.05)	$(1.61)
(Loss) income from discontinued operations	(0.02)	0.04	0.42
Net loss available to common unitholders per common unit — diluted	$(0.67)	$(0.01)	$(1.19)
Weighted average common units outstanding — basic	79,536	61,785	56,904
Weighted average common units outstanding — diluted	79,536	61,785	56,904
Net (loss) income attributable to CRLP	$(38,444)	$14,776	$(50,603)
Other comprehensive (loss) income:
Unrealized loss on cash flow hedging activities	—	—	(100)
Adjust for amounts included in net (loss) income	726	2,248	—
Comprehensive (loss) income	$(37,718)	$17,024	$(50,703)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
($ in thousands)

			Limited	Limited	Accumulated
	General Partner		Partners’	Partners’	Other		Redeemable
	Common	Preferred	Preferred	Noncontrolling	Comprehensive		Common
Years Ended December 31, 2010, 2009 and 2008	Equity	Equity	Equity	Interest	Income (Loss)	Total	Units
Balance, December 31, 2007	$1,038,982	$120,550	$97,406	$2,439	$(6,058)	$1,253,319	$214,166
Net income (loss)	(55,429)	8,773	7,251	82		(39,323)	(11,225)
Net change in derivative value					(100)	(100)
Adjustment for amounts included in net income (loss)					953	953
Distributions to common unitholders	(83,447)					(83,447)	(17,011)
Distributions to preferred unitholders		(8,773)	(7,251)			(16,024)
Change in interest of limited partners				(578)		(578)
Contributions from partners and the Company related to employee stock purchase and dividend reinvestment plans	2,321					2,321
Repurchase of preferred units		(23,843)				(23,843)
Redemption of partnership units for shares	16,903					16,903	(16,903)
Change in redeembable noncontrolling interest	44,179					44,179	(44,179)
Balance, December 31, 2008	$963,509	$96,707	$97,406	$1,943	$(5,205)	$1,154,360	$124,848
Net income (loss)	(509)	8,142	7,250	402		15,285	(82)
Adjustment for amounts included in net income (loss)					2,248	2,248
Distributions to common unitholders	(36,884)					(36,884)	(5,978)
Distributions to preferred unitholders		(8,142)	(7,250)			(15,392)
Change in interest of limited partners				(1,360)		(1,360)
Contributions from partners and the Company related to employee stock purchase and dividend reinvestment plans	155,023					155,023
Repurchase of preferred units		(157)				(157)
Redemption of partnership units for shares	4,943					4,943	(4,943)
Change in redeembable noncontrolling interest	(19,692)					(19,692)	19,692
Balance, December 31, 2009	$1,066,390	$96,550	$97,406	$985	$(2,957)	$1,258,374	$133,537
Net income (loss)	(46,186)	5,649	7,161	(99)		(33,475)	(5,068)
Adjustment for amounts included in net income (loss)					726	726
Distributions to common unitholders	(42,875)					(42,875)	(4,541)
Distributions to preferred unitholders		(5,649)	(7,161)			(12,810)
Change in interest of limited partners				(117)		(117)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	164,245					164,245
Redemption of preferred units	(1,868)	(96,568)	(48,682)			(147,118)
Redeemption of partnership units for shares	14,068					14,068	(14,077)
Change in redeemable noncontrolling interest	(35,688)					(35,688)	35,688
Other		18				18
Balance, December 31, 2010	$1,118,086	$—	$48,724	$769	$(2,231)	$1,165,348	$145,539
The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(38,543)	$15,178	$(50,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,539	118,952	107,610
(Income) loss from partially-owned unconsolidated entities	(3,365)	1,243	(12,516)
Distributions of income from partially-owned unconsolidated entities	5,566	11,621	13,344
Losses (gains) from sales of property	1,669	(10,705)	(52,652)
Gain on retirement of debt	(1,044)	(56,427)	(16,021)
Impairment and other losses	1,448	12,441	116,900
Other, net	6,111	4,005	1,877
Decrease (increase) in:
Restricted cash	(1,342)	16,515	440
Accounts receivable, net	18,073	2,414	2,276
Prepaid expenses	(328)	(11,187)	3,362
Other assets	(1,501)	9,839	234
Increase (decrease) in:
Accounts payable	4,210	(16,596)	6,838
Accrued interest	(1,131)	(7,584)	(2,348)
Accrued expenses and other	(11,655)	18,885	(690)
Net cash provided by operating activities	109,707	108,594	118,133
Cash flows from investing activities:
Acquisition of properties	(42,635)	(172,303)	(7,369)
Development expenditures paid to non-affiliates	(14,867)	(34,669)	(280,492)
Development expenditures paid to an affiliate	(13,740)	(11,374)	(50,605)
Tenant improvements and leasing commissions	(9,908)	(1,265)	(3,046)
Capital expenditures	(32,542)	(25,620)	(24,613)
Issuance of notes receivable	(29,137)	(21)	(9,436)
Repayments of notes receivable	5,787	2,431	5,939
Proceeds from sales of property, net of selling costs	21,194	90,655	176,997
Distributions from partially owned unconsolidated entities	19,104	6,605	32,734
Capital contributions to partially owned unconsolidated entities	(5,543)	(98)	(13,363)
Repurchase of community development district bonds	—	(22,429)	—
Sales (purchase) of investments	—	1,622	5,757
Net cash used in investing activities	(102,287)	(166,466)	(167,497)
Cash flows from financing activities:
Principal reductions of debt	(101,552)	(550,872)	(223,295)
Payment of debt issuance costs	(1,351)	(5,841)	(2,272)
Proceeds from additional borrowings	73,200	521,959	71,302
Proceeds from borrowings on revolving credit lines	945,000	610,000	410,000
Payments on revolving credit lines and overdrafts	(874,878)	(617,476)	(150,689)
Distributions paid common and preferred unitholders	(60,226)	(58,254)	(116,482)
Proceeds from common share issuances, net of expenses	155,867	151,878	—
Redemption of preferred units	(147,119)	(157)	(23,844)
Proceeds from dividend reinvestment plan and exercise of stock options	4,003	2,040	1,270
Other financing activities, net	—	—	(282)
Net cash (used in) provided financing activities	(7,056)	53,277	(34,292)
Increase (decrease) in cash and equivalents	364	(4,595)	(83,656)
Cash and equivalents, beginning of year	4,590	9,185	92,841
Cash and equivalents, end of year	$4,954	$4,590	$9,185
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, including amounts capitalized	$86,836	$98,475	$97,331
Cash (received) paid during the year for income taxes	$(17,368)	$(9,849)	$4,755
Supplemental disclosure of non cash transactions:
Issuance of community development district bonds (“CDD”) related to Nor du Lac project	—	—	$(24,000)
Conversion of notes receivable balance due from Regents Park Joint Venture (Phase I)	—	—	$(30,689)
Consolidation of CMS V/ CG at Canyon Creek Joint Venture	—	$27,116	—
Seller-financing for property/land parcel dispositions	—	$(21,670)	—
Exchange of interest in DRA/CRT for acquisition of Three Ravinia	—	$19,700	—
Exchange of interest in OZ/CLP for acquisition of CP Alabaster	—	$(8,146)	—
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase	$1,637	—	—
Cash flow hedging activities	—	—	$(100)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.     Organization and Basis of Presentation

Colonial Realty Limited Partnership (“CRLP”), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust (the "Trust"), an Alabama real estate investment trust ("REIT") whose shares are listed on the New York Stock Exchange (“NYSE”). As used herein, the “Company” refers to the Trust and its subsidiaries, including CRLP. The Trust owns substantially all of its assets and conducts all of its operations through CRLP. Colonial Properties Trust is the sole general partner of Colonial Realty Limited Partnership and, in addition to owning a general partner interest, currently owns a 91.5% limited partner interest in CRLP. The Trust and CRLP are structured as an “umbrella partnership REIT”, or UPREIT. As the sole general partner of CRLP, the Trust is vested with managerial control and authority over the business and affairs of CRLP.  All of the Trust's operating activities are conducted through CRLP and CRLP's subsidiaries.

The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust's activities include full or partial ownership and operation of a portfolio of 156 properties as of December 31, 2010, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of December 31, 2010, including properties in lease-up, the Trust, through its subsidiaries, including CRLP, owns interests in 111 multifamily apartment communities (including 107 consolidated properties, of which 106 are wholly-owned and one is partially-owned and four properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including six wholly-owned consolidated properties and nine properties partially-owned through unconsolidated joint venture entities).

2.     Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include CRLP, and its subsidiaries including Colonial Properties Services Inc. ("CPSI), Colonial Properties Services Limited Partnership ("CPSLP"), and CLNL Acquisition Sub, LLC ("CLNL"). CPSI is a taxable REIT subsidiary of the Trust that is not entitled to a dividend paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP.

CRLP consolidates entities in which it has a controlling interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary, as determined primarily based on a qualitative evaluation of the entity with the ability to direct the most significant business activities of the VIE, is required to consolidate the VIE for financial reporting purposes. Additionally, Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” provides guidance in determining whether a general partner controls and therefore should consolidate a limited partnership. The application of FIN 46R and EITF No. 04-5, requires management to make significant estimates and judgments about CRLP's and its other partners' rights, obligations and economic interests in such entities. For entities in which CRLP has less than a controlling financial interest or entities where it is not the primary beneficiary under FIN 46R, the entities are accounted for on the equity method of accounting. Accordingly, CRLP's share of the net earnings or losses of these entities is included in consolidated net income (loss). A description of CRLP's investments accounted for on the equity method of accounting is included in Note 9 - "Investment in Partially-Owned Entities and Other Arrangements". All intercompany accounts and transactions have been eliminated in consolidation.

CRLP recognizes noncontrolling interest in the Consolidated Balance Sheets for partially-owned entities that CRLP consolidates. The noncontrolling partners’ share of current operations is reflected in “Noncontrolling interest of limited partners” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Federal Income Tax Status—CRLP is a partnership for federal income tax purposes. As a partnership CRLP is not subject to federal income tax on its income. Instead, each of CRLP's partners, including the Trust, is required to pay tax on such partner's allocable share of income. The Trust, which is considered a corporation for federal income tax purposes, qualifies as a REIT for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates. The Trust may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income even if it does qualify as a REIT. For example, the Trust will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains), and the Trust has certain gains that, if recognized, will be subject to corporate tax because it acquired the assets in tax-free acquisitions of non-REIT corporations.

CRLP's financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to CRLP and engages in for-sale development and condominium conversion activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All intercompany transactions are eliminated in the accompanying Consolidated Financial Statements. CPSI has an income tax receivable of $0.5 million and $17.8 million as of December 31, 2010 and 2009, respectively, which is included in “Accounts receivable, net” on the Consolidated Balance Sheet. CPSI did not recognize an income tax expense (benefit) during the year ended December 31, 2010. CPSI’s consolidated provision (benefit) for income taxes was $(7.9) million and $0.8 million for the years ended December 31, 2009 and 2008, respectively. CPSI’s effective income tax rates were zero, 50.15% and (0.90%) for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, CRLP did not have a deferred tax asset after the effect of the valuation allowance.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI was able to carry back tax losses that occurred in the year ending December 31, 2009, against income that was recognized in 2005 and 2006. During the year ended December 31, 2010, CRLP received $17.4 million of tax refunds.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchases applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. CRLP made this election with regard to a portion of the CRLP debt repurchased in 2009. CRLP does not anticipate making this election with regard to CRLP debt repurchased in 2010.

Tax years 2004 through 2010 are subject to examination by the federal taxing authorities. Generally, tax years 2008 through 2010 are subject to examination by state tax authorities. There is one state tax examination currently in process.

CRLP may from time to time be assessed interest or penalties by federal and state tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When CRLP has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.

Real Estate Assets, Impairment and Depreciation—Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. Undeveloped land and construction in progress is stated at cost unless such assets are impaired in which case such assets are recorded at fair value. CRLP reviews its long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. CRLP's determination of fair value is based on inputs management believes are consistent with those that market participants would use (See - "Assets and Liabilities Measured at Fair Value"). Estimates

are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

As of December 31, 2010, CRLP had $9.8 million, $2.1 million, and $11.2 million of unamortized in-place lease intangible assets, net market lease intangibles and intangibles related to relationships with customers, respectively, which is reflected as a component of "Other assets" in the accompanying Consolidated Balance Sheet. The aggregate amortization expense for in-place lease intangible assets recorded during 2010, 2009, and 2008 was $5.2 million, $0.2 million, and $0.5 million, respectively.

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

CRLP has included in accounts payable book overdrafts representing outstanding checks in excess of funds on deposit of $7.3 million and $3.9 million as of December 31, 2010 and 2009, respectively.

Restricted Cash—Restricted cash is comprised of cash balances which are legally restricted as to use and consists primarily of resident and tenant deposits, deposits on for-sale residential lots and units and cash in escrow for self insurance retention.

As of December 31, 2009, CRLP had repurchased all of the outstanding community development district (“CDD”) special assessment bonds at its Colonial Promenade Nord du Lac development. The bonds were redeemed in December 2009 and the CDD was subsequently dissolved. As a result of the repurchase, CRLP released $17.4 million of net cash proceeds from the bond issuance, which had been held in escrow during 2009.

Valuation of Receivables— Due to the short-term nature of the leases at its multifamily properties, generally six months to one year, CRLP’s exposure to residents defaults and bankruptcies is minimized. CRLP’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.

CRLP is subject to tenant defaults and bankruptcies at its commercial properties that could affect the collection of outstanding receivables. In order to mitigate these risks, CRLP performs a credit review and analysis on commercial tenants and significant leases before they are executed. CRLP evaluates the collectability of outstanding receivables and records allowances as appropriate. CRLP’s policy is to record allowances for all outstanding invoices greater than 60 days past due at its commercial properties.

CRLP had an allowance for doubtful accounts of $1.1 million and $1.7 million as of December 31, 2010 and 2009, respectively.

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

As of December 31, 2010, CRLP had notes receivable of $44.8 million, primarily consisting of the following:

(1) $26.2 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which CRLP acquired from the lender in May 2010. The note, which is secured by the property, has an annual interest rate of one-month LIBOR plus 1.20% and matures in December 2011 (see Note 11 - "Notes and Mortgages Payable").

(2) $16.6 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.

CRLP had accrued interest related to its outstanding notes receivable of $0.5 million and $0.1 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, CRLP had recorded a reserve of $0.3 million and $1.9 million, respectively, against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at December 31, 2010 and 2009 was approximately 4.7% and 6.0%, respectively. Interest income is recognized on an accrual basis.

CRLP received principal payments of $5.8 million and $2.2 million on these and other outstanding subordinated loans during 2010 and 2009, respectively. As of December 31, 2010 and 2009, CRLP had outstanding notes receivable balances of $44.5 million, net of a $0.3 million reserve, and $22.2 million, net of a $1.9 million reserve, respectively.

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

CRLP formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge (see Note 12 - "Derivative Instruments"). This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, CRLP assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. CRLP discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

Share-Based Compensation—The Trust currently sponsors share option plans and restricted share award plans (see Note 14 - "Share-based Compensation"). The Trust accounts for share based compensation in accordance with ASC 718, Stock Compensation, which requires compensation costs related to share-based payment transactions to be recognized in the consolidated statements of operations when earned.

Revenue Recognition— Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.

Under the terms of residential leases, the residents of CRLP’s communities are obligated to reimburse CRLP for certain utility usage, cable, water, electricity and trash, where CRLP is the primary obligor to the utility entities. These utility reimbursements from residents are included as “Other property-related revenue” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Warranty Reserves—Warranty reserves are included in "Accrued expenses" on the accompanying Consolidated Balance Sheets. Estimated future warranty costs on condominium conversion and for-sale residential sales are charged to cost of sales in the period when the revenues from such sales are recognized. Such estimated warranty costs are approximately 0.5% of total revenue. As necessary, additional warranty costs are charged to costs of sales based on management’s estimate of the costs to remediate existing claims. While the Company believes the warranty reserve is adequate as of December 31, 2010, historical data and trends may not accurately predict actual warranty costs, or future development could lead to a significant change in the reserve. The Company's warranty reserves are as follows:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Balance at beginning of period	$871	$1,072	$1,477
Accruals for warranties issued	109	190	111
Payments made	(20)	(391)	(516)
Balance at end of period	$960	$871	$1,072

Net Income Per Share— Basic net income per common share is computed under the “two class method” as described in ASC 260, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings or losses. According to the guidance, CRLP has included share-based payment awards that have non-forfeitable rights to dividends prior to vesting as participating securities. Diluted net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period, the dilutive effect of restricted shares issued, and the assumed conversion of all potentially dilutive outstanding share options.

Self Insurance Accruals—CRLP is self-insured up to certain limits for general liability claims, workers’ compensation claims, property claims and health insurance claims. Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.

Loss Contingencies—CRLP is subject to various claims, disputes and legal proceedings, including those described under Item 3 - "Legal Proceedings", the outcomes of which are subject to significant uncertainty. CRLP records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. CRLP reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. As of December 31, 2010, CRLP's loss contingency accrual was $3.9 million in the aggregate.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting—CRLP reports on its segments in accordance with ASC 280, Segment Reporting, which defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance and for which discrete financial information is available. CRLP manages its business based on the performance of two separate operating segments: multifamily and commercial.

Noncontrolling Interests and Redeemable Common Units- Amounts reported as limited partners’ interest in consolidated partnerships on the Consolidated Balance Sheets are presented as noncontrolling interests within equity. Additionally, amounts reported as preferred units in CRLP are presented as noncontrolling interests within equity. Noncontrolling interests in common units of CRLP are included in the temporary equity section (between liabilities and equity) of the Consolidated Balance Sheets because of the redemption feature of these units. These units are redeemable at the option of the holders for cash equal to the fair market value of a common share of the Trust at the time of redemption or, at the option of the Trust, one common share. Based on the requirements of ASC 480-10-S99, the measurement of noncontrolling interests is presented at “redemption value” — i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Trust's share price multiplied by the number of outstanding units), or the aggregate value of the individual partner's capital balances, whichever is greater. See the Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008 for the presentation and related activity of the noncontrolling interests and redeemable common units.

Investments in Joint Ventures - To the extent that CRLP contributes assets to a joint venture, CRLP’s investment in the joint venture is recorded at CRLP’s cost basis in the assets that were contributed to the joint venture. To the extent that CRLP’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in CRLP’s share of equity in net income of the joint venture. In accordance ASC 323, Investments — Equity Method and Joint Ventures, CRLP recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. On a periodic basis, management assesses whether there are any indicators that the value of CRLP's investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. During 2009, CRLP determined that its 35% noncontrolling joint venture interest in

Colonial Grand Traditions was impaired and that this impairment was other than temporary. As a result, CRLP recognized a non-cash impairment charge of $0.2 million during 2009. Other than Colonial Grand at Traditions, CRLP has determined that these investments were not other than temporarily impaired as of December 31, 2010 and 2009.

Investment and Development Expenses - Investment and development expenses consist primarily of costs related to potential mergers, acquisitions, and abandoned development pursuits. Abandoned development costs are costs incurred prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If CRLP determines that it is probable that it will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. CRLP recorded $0.4 million, $2.0 million and $4.4 million in investment and development expenses in 2010, 2009 and 2008, respectively.

Assets and Liabilities Measured at Fair Value - CRLP applies ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between willing market participants. Additional disclosures focusing on the methods used to determine fair value are also required using the following hierarchy:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the assets or liability.

CRLP applies ASC 820 in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 4 - "Impairment and Other Losses") and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 11 - "Notes and Mortgages Payable") and notes receivable (see above). The following table presents CRLP’s real estate assets reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures at December 31, 2010:

	Fair value measurements as of
($ in thousands)	December 31, 2010
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including land held for sale	$11,631	$—	$—	$11,631

Real estate assets, including land held for sale were valued using sales activity for similar assets, current contracts and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, units sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each project.

At December 31, 2010, the estimated fair value of fixed-rate debt was approximately $1.39 billion (carrying value of $1.37 billion) and the estimated fair value of CRLP’s variable rate debt, including CRLP’s line of credit, is consistent with the carrying value of $390.4 million.

At December 31, 2010, the estimated fair value of CRLP’s notes receivable was approximately $44.5 million based on market rates and similar financing arrangements.

Accounting Pronouncements Recently Adopted — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. FIN 46(R), now known as ASC 810-10-30, Initial Measurement. ASC 810-10-30 amends the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, ASC 810-10-30 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. ASC 810-10-30 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. ASC 810-10-30 is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of ASC 810-10-30 did not have an impact on CRLP's consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides an update specifically to Subtopic 820-10 that requires new disclosures including: (i) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers; (ii) the reasons for any transfers in or out of Level 3; and (iii) and a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements.  ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for interim and annual reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on CRLP's consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, which amends ASC 310, Receivables, by requiring more robust and disaggregated disclosures about credit quality of an entity's financing receivables and its allowance for credit losses.  More specifically the ASU's new and amended disclosure requirements focus on these topics (i) Nonaccrual and past due financing receivables: (ii) Allowance for credit losses related to financing receivables; (iii) Impaired loans; (iv) Credit quality information; and (v) Modifications.  ASU 2010-20 became effective for the first interim or annual reporting periods ending on or after December 15, 2010.  However, the disclosures that include information for activity that  occurs during a reporting period will be effective for the first interim or annual period beginning after December 15, 2010.  Those disclosures include (i) the activity in the allowance for credit losses for each period and (ii) disclosures about modifications of financing receivables. The adoption of ASU 2010-20 did not have a material impact on CRLP's consolidated condensed financial statements.

3.     Restructuring Charges

 In December 2010, CRLP incurred $0.4 million of termination benefits and severance-related charges as a result of CRLP's exit from commercial joint ventures. The total $0.4 million is accrued in “Accrued expenses” on the Consolidated Balance Sheet at December 31, 2010.

As a result of CRLP's 2009 initiative to improve efficiencies with respect to management of its properties and operation of its portfolio, including reducing overhead and postponing or phasing future development activities, CRLP reduced its workforce by 90 employees through the elimination of certain positions resulting in CRLP incurring an aggregate of $1.4 million in termination benefits and severance-related charges. Of the $1.4 million in restructuring charges recorded in 2009, approximately $0.5 million was associated with CRLP’s multifamily segment, including $0.2 million associated with development personnel, $0.8 million was associated with CRLP’s commercial segment, including $0.3 million associated with development personnel and $0.1 million of these restructuring costs were non-divisional charges. Of the $1.4 million of restructuring charges in 2009, $0.7 million is accrued in "Accrued expenses" on the Consolidated Balance Sheet at December 31, 2009.

On December 30, 2008, Weston M. Andress resigned from the Trust, including his positions as President and Chief Financial Officer and as a member of the Trust's Board of Trustees. In connection with his resignation, the Trust and Mr. Andress entered into a severance agreement resulting in a cash payment of $1.3 million. In addition, all of Mr. Andress’ unvested restricted stock and non-qualified stock options granted on his behalf were forfeited, and as a result, previously recognized stock based compensation expense of $1.8 million was reversed. Therefore, due to the resignation of Mr. Andress, a net of ($0.5) million was recognized as “Restructuring charges” on the Consolidated Statements of Operations and Comprehensive Income (Loss) reducing CRLP’s overall expense.

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

4.    Impairment and Other Losses

High unemployment and economic weaknesses continued to adversely affect the condominium and single family housing markets in 2010. The for-sale real estate markets remained unstable due to the limited availability of lending and other types of mortgages, tight credit standards and an oversupply of such assets, resulting in low sales velocity and continued reduced pricing in the real estate market compared to pre-recession levels.

During 2010, CRLP recorded non-cash impairment charges totaling $1.3 million. Of the $1.3 million presented in “Impairment and other losses” in continuing operations on the Consolidated Statements of Operations and Other

Comprehensive Income (Loss), $1.0 million is the result of casualty losses at four multifamily apartment communities. The losses at three of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather. The remaining $0.3 million is the result of various for-sale project transactions.

During 2009, CRLP recorded an impairment charge of $12.4 million. Of the $10.4 million presented in “Impairment and other losses” in continuing operations on the Consolidated Statements of Operations and Other Comprehensive Income (Loss), $10.3 million relates to a reduction of the carrying value of certain of its for-sale residential assets, a retail development and certain land parcels. The remaining amount in continuing operations, $0.1 million, was recorded as the result of fire damage at one of CRLP’s multifamily apartment communities. The $2.0 million presented in “Income (loss) from discontinued operations” on the Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to the sell out of the remaining units at two of CRLP’s condominium conversion properties. In addition to these impairment charges, CRLP determined that it is probable that it will have to fund the $3.5 million partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, a joint venture asset in which CRLP has a 35% noncontrolling interest, and recognized a charge to earnings. This charge is reflected in "Income (loss) from partially-owned unconsolidated entities” on the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

During 2008, CRLP recorded an impairment charge of $118.6 million. Of the $93.1 million presented in “Impairment and other losses” in continuing operations on the Consolidated Statements of Operations and Other Comprehensive Income (Loss), $35.9 million is attributable to certain of CRLP’s completed for-sale residential properties, $36.2 million is attributable to land held for future sale and for-sale residential and mixed-use developments, $19.3 million is attributable to a retail development and $1.7 million is attributable to casualty losses due to fire damage at four apartment communities. The $25.5 million presented in “Income (loss) from discontinued operations” on the Consolidated Statements of Operations and Other Comprehensive Income (Loss) relates to condominium conversion properties. The impairment charge was calculated as the difference between the estimated fair value of each property and CRLP’s current book value plus the estimated costs to complete. CRLP also incurred $4.4 million of abandoned pursuit costs as a result of CRLP’s decision to postpone future development activities (including previously identified future development projects).

CRLP's determination of fair value is based on inputs management believes are consistent with those that market participants would use. CRLP estimates the fair value of each property and development project evaluated for impairment based on current market conditions and assumptions made by management, which may differ materially from the actual results if market conditions continue to deteriorate or improve. The fair value of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, unit sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity. CRLP will continue to monitor the specific facts and circumstances at CRLP’s for-sale properties and development projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects CRLP can sell, the timing of the sales and/or the prices at which CRLP can sell them in future periods. If CRLP is unable to sell projects, CRLP may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of CRLP’s assets as reflected on the balance sheet and adversely affect net income and shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings. In particular, the recent oil spill in the Gulf of Mexico has negatively impacted the current economic conditions in Gulf Shores, Alabama, where CRLP owns several assets. If economic conditions in the Gulf Shores area do not improve, CRLP's current basis in such assets could become impaired.

5.     Property Acquisitions and Dispositions

Property Acquisitions

In June 2010, CRLP exited two single-asset multifamily joint ventures with DRA Advisors LLC, transferring its 20% ownership interest in Colonial Village at Cary, located in Raleigh, North Carolina, and making a net cash payment of $2.7 million in exchange for the remaining 80% ownership interest in Colonial Grand at Riverchase Trails, located in Birmingham, Alabama (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements"). In October 2010, CRLP acquired the Villas at Brier Creek, a 364-unit Class A apartment community located in Raleigh, North Carolina, for $37.9 million. The apartment community is unencumbered, and the acquisition was funded through CRLP's unsecured credit facility.

In September 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, ten-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, CRLP made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. As a result of the preferred equity contribution to the joint venture, CRLP began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the quarter ending September 30, 2009 (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements").

In November 2009, CRLP disposed of its 15% ownership interest in the DRA/CRT office joint and acquired 100% ownership of one of the joint venture’s properties, Three Ravinia. In connection with this transaction, CRLP made aggregate payments of $127.2 million ($102.5 million of which was used to repay existing indebtedness secured by Three Ravinia). In December 2009, CRLP disposed of its 17.1% ownership interest in the OZ/CLP Retail joint venture and made a cash payment of $45.1 million to the joint venture partner. As part of the transaction, CRLP received 100% ownership of one of the joint venture assets, Colonial Promenade Alabaster (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements" and Note 11 - "Notes and Mortgages Payable").

During 2008, CRLP acquired the remaining 75% interest in Colonial Village at Matthews, a 270-unit multifamily apartment community containing 270 units for a total cost of $18.4 million, which consisted of the assumption of $14.7 million of existing mortgage debt ($3.7 million of which was previously unconsolidated by CRLP as a 25% partner) and $7.4 million of cash.

The consolidated operating properties acquired during 2010, 2009 and 2008 are listed below:

		Effective
	Location	Acquisition Date	Units/Square Feet (1)
			(unaudited)
Multifamily Properties:
Colonial Grand at Brier Creek	Raleigh, NC	October 22, 2010	364
Colonial Grand at Riverchase Trails	Birmingham, AL	June 30, 2010	345
Colonial Grand at Canyon Creek	Austin, TX	September 14, 2009	336
Colonial Village at Matthews	Charlotte, NC	January 16, 2008	270

Commercial Properties:
Three Ravinia	Atlanta, GA	November 25, 2009	813,000
Colonial Promenade Alabaster	Birmingham, AL	December 14, 2009	219,000
______________________

(1)	Retail square footage excludes anchored-owned square footage.

Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the consolidated statements of cash flows. For properties acquired through acquisitions, assets were recorded at fair value based on an independent third party appraisal or internal models using assumptions consistent with those made by other market participants. The property acquisitions during 2010, 2009 and 2008 are comprised of the following:

($ in thousands)	2010		2009		2008
Assets purchased:
Land, buildings and equipment	$61,285		$186,918		$22,297
Intangibles (1)	1,059		27,510		—
Other assets	—		5,575		—
	62,344		220,003		22,297
Notes and mortgages assumed	(19,300)		(15,600)		(14,700)
Other liabilities assumed or recorded	—		(586)		(228)
Total consideration	$43,044	(2)	$203,817	(2)	$7,369
______________________

(1)
Includes $1.1 million, $13.0 million and $2.0 million of unamortized in-place lease intangible assets, above (below) market lease intangibles and intangibles related to relationships with customers, respectively.

(2)
See Note 9 - "Investment in Partially-Owned Entities and Other Arrangements" and Note 11 - "Notes and Mortgages Payable" regarding additional details for these transactions. Total consideration paid in 2009 has been revised from the amount previously reported to appropriately reflect a reduction for notes and mortgages assumed and other liabilities assumed or recorded.

The following unaudited pro forma financial information for the years ended December 31, 2010, 2009 and 2008, give effect to the above operating property acquisitions as if they had occurred at the beginning of the periods presented. The information for the year ended December 31, 2010 includes pro forma results for the months during the year prior to the acquisition date and actual results from the date of acquisition through the end of the year. The pro forma results are not intended to be indicative of the results of future operations.

	***** Pro Forma (Unaudited) *****
	Year Ended December 31,
($ in thousands, except per unit data)	2010	2009	2008
Total revenue	$371,573	$369,284	$375,952
Net (loss) income available to common unitholders allocated to general partner	$(48,092)	$2,176	$(52,658)
Net (loss) income per common unit — dilutive	$(0.67)	$0.04	$(1.11)

Property Dispositions — Continuing Operations

During 2010, 2009 and 2008, CRLP sold various consolidated parcels of land for an aggregate sales price of $17.2 million, $10.7 million and $16.6 million, respectively, which were used to repay a portion of the borrowings under CRLP’s unsecured credit facility and for general corporate purposes.

During 2010, CRLP disposed of its noncontrolling interest in Colonial Village at Cary (as discussed above) and its noncontrolling interest in Parkway Place Mall (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements").

During 2009, CRLP sold its joint venture interest in six multifamily apartment communities, representing 1,906 units, its joint venture interest in an office park, representing 689,000 square feet, and its joint venture interest in a retail center, representing 345,000 square feet, for an aggregate sales price of $26.4 million, of which $19.7 million was used to pay CRLP’s pro-rata portion of the outstanding debt. The net gains from the sale of these interests, of approximately $4.4 million, are included in “(Loss) income from partially-owned unconsolidated entities” in the Consolidated Statements of Operations and Comprehensive Income (Loss). In addition to the transactions described above, CRLP exited two commercial joint ventures that owned an aggregate of 26 commercial assets (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements").

During 2008, CRLP sold its 10%-15% joint venture interest in seven multifamily apartment communities representing approximately 1,751 units, its 15% joint venture interest in one office asset representing 0.2 million square feet and its 10% joint venture interest in the GPT/Colonial Retail Joint Venture, which included six retail malls totaling an aggregate 3.9 million square feet, including anchor-owned square footage. CRLP’s interests in these properties were sold for approximately $59.7 million. The gains from the sales of these interests are included in “(Loss) income from partially-owned unconsolidated entities” in the Consolidated Statements of Operations and Comprehensive Income (Loss) (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements").

Property Dispositions — Discontinued Operations

During 2009, CRLP sold a wholly-owned commercial asset containing 286,000 square feet for a total sales price of $20.7 million, and recognized a gain of approximately $1.8 million on the sale. The proceeds were used to repay a portion of the borrowings under CRLP’s unsecured credit facility.

During 2008, CRLP sold six wholly-owned multifamily apartment communities representing 1,746 units for a total sales price of approximately $139.5 million. CRLP also sold a wholly-owned office property containing 37,000 square feet for a total sales price of $3.1 million. The proceeds were used to repay a portion of the borrowings under CRLP’s unsecured credit facility and fund future investments and for general corporate purposes.

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

In accordance with ASC 205-20, Discontinued Operations, net income (loss) and gain (loss) on disposition of operating properties sold through December 31, 2010, in which CRLP does not maintain continuing involvement, are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) on a comparative basis as “(Loss) income from discontinued operations” for the years ended December 31, 2010, 2009 and 2008. Following is a listing of the properties CRLP disposed of in 2010, 2009 and 2008 that are classified as discontinued operations:

			Units/
Property	Location	Date	Square Feet
			(unaudited)
Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200
Commercial (1)
Colonial Promenade Winter Haven	Orlando, FL	December 2009	286,297
250 Commerce Center	Montgomery, AL	February 2008	37,000
_________________________

(1)	Square footage for retail assets excludes anchor-owned square footage.

Development Dispositions

During 2009, CRLP sold a commercial development, consisting of approximately 159,000 square feet (excluding anchor-owned square feet) of retail shopping space. The development was sold for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The gain of approximately $4.4 million, net of income taxes, from the sale of this development is included in “(Loss) gain from sales of property, net of income taxes” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Held for Sale

CRLP classifies real estate assets as held for sale, only after CRLP has received approval by the Company's internal investment committee, has commenced an active program to sell the assets, and in the opinion of CRLP’s management it is probable the asset will sell within the next 12 months.

At December 31, 2009, CRLP had classified seven for-sale developments as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $65.0 million at December 31, 2009, which represents the lower of depreciated cost or fair value less costs to sell. During 2010, the Company transferred one commercial development, two for-sale developments, and one mixed use development from assets “held for sale” to “assets held for investment” as the Company reevaluated the market for these developments and determined it was beneficial to hold this land for a longer term. In addition, the Company reallocated the commercial portion of one mixed-use development from assets “held for sale” to “assets held for investment”. The land portion of this asset was sold as discussed in property dispositions above. Therefore, as of December 31, 2010, CRLP had two for-sale developments and two outparcels classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $16.9 million at December 31, 2010, which represents the lower of depreciated cost or fair value less costs to sell.

In accordance with ASC 205-20, Discontinued Operations, the operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in “(Loss) income from discontinued operations” on the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented. In addition, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Any impairment losses on assets held for continuing use are included in continuing operations.

Below is a summary of the operations of the properties sold during 2010, 2009 and 2008 and properties classified as held for sale as of December 31, 2010, that are classified as discontinued operations:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Property revenues:
Base rent	$—	$3,526	$12,806
Tenant recoveries	—	202	169
Other revenue	—	424	1,332
Total revenues	—	4,152	14,307

Property operating and maintenance expense	1,716	1,953	6,772
Impairment	—	2,051	25,475
Depreciation	—	130	1,694
Amortization	—	1	21
Total operating expenses	1,716	4,135	33,962
Interest expense	—	—	182
(Loss) income from discontinued operations	(1,716)	17	(19,473)
(Loss) gain on disposition of discontinued operations	(395)	1,729	43,062
Noncontrolling interest to limited partners	(4)	597	449
Net (loss) income attributable to parent company	$(2,115)	$2,343	$24,038

6.     For-Sale Activities

The total number of units sold for condominium conversion properties, for-sale residential units and lots for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
For-Sale Residential	28	132	76
Condominium Conversion	—	238	3
Residential Lot	—	3	1

During 2010, CRLP sold the remaining 18 units at Southgate on Fairview and 10 additional units at its Metropolitan project for total sales proceeds of $9.3 million. These dispositions eliminate the operating expenses and costs to carry the associated units. CRLP’s portion of the sales proceeds was used to repay a portion of the outstanding borrowings on CRLP’s unsecured credit facility.

 As of  December 31, 2010, CRLP had 24 for-sale residential units and 40 lots remaining. These units/lots, valued at $14.5 million, are reflected in real estate assets held for sale as of December 31, 2010. As of December 31, 2009, CRLP had $65.0 million of completed for-sale residential projects classified as held for sale.

During 2010, 2009 and 2008, “(Loss) gain from sale of property” on the Consolidated Statements of Operations and Comprehensive Income (Loss) included $(0.3) million, $0.7 million and $1.6 million ($1.1 million, net of tax), respectively, for for-sale residential sales. A summary of revenues and costs of condominium conversion and for-sale residential sales for December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Condominium conversion revenues	$—	$16,851	$448
Condominium conversion costs	(350)	(16,592)	(401)
(Loss) gain on condominium conversion sales, before noncontrolling
interest and income taxes	(350)	259	47

For-sale residential revenues	9,270	38,839	17,851
For-sale residential costs	(9,593)	(38,161)	(16,226)
(Loss) gain on for-sale residential sales, before noncontrolling
interest and income taxes	(323)	678	1,625

Provision for income taxes	—	(71)	(552)
Net (loss) gains on condominium conversion and for-sale residential
sales, net of noncontrolling interest and income taxes	$(673)	$866	$1,120

The net (loss) gain on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. Expenses for 2010 represent homeowners' association settlement costs related to infrastructure repairs. For 2009 and 2008, gains on condominium unit sales, net of income taxes, of $0.2 million and $0.1 million, respectively, are included in discontinued operations. As of December 31, 2009, CRLP had sold all remaining condominium conversion properties.

For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.

7.     Land, Buildings and Equipment

Land, buildings and equipment consist of the following at December 31, 2010 and 2009:

($ in thousands)	Useful Lives	2010	2009
Buildings	20 to 40 years	$2,440,824	$2,369,034
Furniture and fixtures	5 or 7 years	124,622	118,857
Equipment	3 or 5 years	40,688	36,029
Land improvements	10 or 15 years	250,200	222,231
Tenant improvements	Life of lease	67,153	59,853
		2,923,487	2,806,004
Accumulated depreciation		(640,967)	(519,728)
		2,282,520	2,286,276
Real estate assets held for sale, net		16,861	65,022
Land		407,606	404,345
Total		$2,706,987	$2,755,643

8.     Undeveloped Land and Construction in Progress

During 2010, CRLP placed into service Colonial Promenade Craft Farms and Colonial Promenade Nord du Lac Phase I, adding 242,000 square feet to CRLP's commercial portfolio. CRLP currently has one active development project, as outlined in the table below. CRLP owns approximately $246.1 million of undeveloped land parcels that are held for future developments. Of the future developments listed below, CRLP expects to start development of a 296-unit apartment community in Austin, Texas in March 2011. In addition, CRLP expects to initiate development of at least one more multifamily apartment community and one commercial development in 2011. Although CRLP currently anticipates developing certain other projects in the future, there can be no assurance that CRLP will pursue any of these particular development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Completed Developments:
Commercial:
Colonial Promenade Craft Farms	Gulf Shores, AL	68	$8,307
Colonial Promenade Nord du Lac Phase 1 (2) (3)	Covington, LA	174	27,121
Total Completed Developments		242	35,428

Active Developments:
Multifamily:
Colonial Grand at Hampton Preserve (4)	Tampa, FL	486	15,822
Total Active Developments		486	15,822

Future Developments:
Multifamily:
Colonial Grand at Cityway	Austin, TX	296	5,265
Colonial Grand at Lake Mary	Orlando, FL	306	5,347
Colonial Grand at South End	Charlotte, NC	353	13,523
Colonial Grand at Randal Park (5)	Orlando, FL	750	19,197
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,281
Colonial Grand at Azure	Las Vegas, NV	188	7,804
		2,332	66,796
Commercial:
Colonial Promenade Huntsville	Huntsville, AL	111,000	9,795
Colonial Promenade Nord du Lac (2)	Covington, LA	236,000	18,733
Randal Park (5)	Orlando, FL	—	8,600
		347,000	37,128
Other Undeveloped Land:
Multifamily			3,295
Commercial			44,879
Commercial Outparcels/Pads			23,732
For-Sale Residential Land (6)			70,303
			142,209

Total Future Developments			246,133

Consolidated Undeveloped Land and Construction in Progress			$261,955
________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
CRLP intends to develop this project in phases over time. Costs capitalized to date for this development, including costs for Phase I, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	Development costs for this project are net of $4.8 million, which is expected to be received from local municipalities as reimbursement for infrastructure costs.

(4)	This project is expected to be completed in the fourth quarter of 2012 with estimated total costs of $58.3 million.

(5)
This project is part of a mixed-use development. CRLP is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of the development are subject to change.

(6)	These costs are presented net of $24.6 million of non-cash impairment charges recorded on two of the projects in 2009, 2008 and 2007.

For the two developments completed in 2010, the aggregate project development costs, including land acquisition costs, was $35.4 million and was funded primarily through borrowings on CRLP's unsecured credit facility.

Interest capitalized on construction in progress during 2010, 2009 and 2008 was $1.2 million, $3.9 million and $25.0 million, respectively.

9.     Investment in Partially-Owned Entities and Other Arrangements

Investments in Consolidated Partially-Owned Entities

During 2009, CRLP agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. In September 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, ten-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, CRLP made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs, and terminated the previous $4.0 million guarantee with respect to the prior loan. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, CRLP began consolidating the CMS/Colonial Canyon Creek joint venture, with a fair value of the property of $26.0 million recorded in its financial statements beginning with the quarter ending September 30, 2009. CRLP’s determination of fair value was based on inputs management believed were consistent with those other market participants would use.

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

Investments in Unconsolidated Partially-Owned Entities

Investments in unconsolidated partially-owned entities at December 31, 2010 and 2009 consisted of the following:

	Percent		As of December 31,
($ in thousands)	Owned		2010	2009
Multifamily:
Belterra, Ft. Worth, TX	10.00%		$444	$525
Regents Park (Phase II), Atlanta, GA	40.00%	(1)	3,358	3,387
CG at Huntcliff, Atlanta, GA	20.00%		1,471	1,646
CG at McKinney, Dallas, TX	25.00%	(1)	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%		787	914
CG at Traditions, Gulf Shores, AL	35.00%	(2)	—	—
DRA CV at Cary, Raleigh, NC	—	(3)	—	1,440
DRA The Grove at Riverchase, Birmingham, AL	—	(4)	—	1,133
Total Multifamily			7,781	10,766
Commercial:
600 Building Partnership, Birmingham, AL	33.33%		203	154
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		27	(190)
Colonial Promenade Madison, Huntsville, AL	25.00%		2,118	2,119
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,193	2,174
DRA / CLP JV	15.00%	(5)	(18,460)	(15,321)
Highway 150, LLC, Birmingham, AL	10.00%		51	59
Huntville TIC, Huntsville, AL	10.00%	(6)	(5,349)	(4,617)
Parkside Drive LLC I, Knoxville, TN	50.00%		1,456	3,073
Parkside Drive LLC II, Knoxville, TN	50.00%		7,021	7,210
Parkway Place Limited Partnership, Huntsville, AL	—	(7)	—	10,168
Total Commercial			(10,740)	4,829
Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		32	35
Heathrow, Orlando, FL	50.00%	(1)	1,946	1,792
Total Other			1,978	1,827

			$(981)	$17,422
_________________________

(1)	These joint ventures consist of undeveloped land.

(2)	In September 2009, CRLP determined that its noncontrolling interest was impaired and that this impairment was other than temporary. As a result, CRLP wrote-off its investment in the joint venture.

(3)	In June 2010, CRLP disposed of its 20% noncontrolling interest in this joint venture and obtained 100% interest in one multifamily property located in Birmingham, Alabama (see below).

(4)	In June 2010, CRLP acquired the remaining 80% interest in Colonial Grand at Riverchase (see below).

(5)
As of December 31, 2010, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Amount includes the value of CRLP’s investment of approximately $13.0 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $31.4 million, which is being amortized over the life of the properties. This joint venture is presented under "Liabilities" on the Consolidated Balance Sheet as of December 31, 2010.

(6)
Equity investment includes CRLP’s investment of approximately $1.7 million, offset by the excess basis difference on the transaction of approximately $7.1 million, which is being amortized over the life of the properties. This joint venture is presented under "Liabilities" on the Consolidated Balance Sheet as of December 31, 2010.

(7)	In October 2010, CRLP sold its 50% noncontrolling interest in this joint venture (see below).

In October 2010, CRLP sold its remaining 50% noncontrolling interest in the Parkway Place Mall in Huntsville, Alabama, to joint venture partner CBL & Associates Properties, Inc. CRLP's interest was sold for total consideration of $38.8 million, comprised of $17.9 million in cash (presented as a component of "Distributions from partially-owned unconsolidated entities" in the Company's Consolidated Statement of Cash Flows) and CBL's assumption of CRLP's $20.9 million share of the existing loan secured by the property.  Proceeds from the sale were used to repay a portion of the outstanding balance of CRLP's unsecured credit facility. CRLP recognized a $3.5 million gain on this transaction.

In June 2010, CRLP exited two single-asset multifamily joint ventures with DRA Advisors LLC ("DRA") totaling 664 units, in each of which CRLP had a 20% ownership interest. Pursuant to the transaction, CRLP transferred its 20% ownership interest in Colonial Village at Cary to DRA and made a net cash payment of $2.7 million in exchange for DRA's 80% ownership in the 345-unit Colonial Grand at Riverchase Trails located in Birmingham, Alabama. Additionally, CRLP assumed and subsequently repaid the $19.3 million loan securing Colonial Grand at Riverchase Trails, which was set to mature in October 2010. CRLP now owns 100% of Colonial Grand at Riverchase Trails and DRA now owns 100% of Colonial Village at Cary, with respect to which DRA assumed the existing secured mortgage. CRLP continued to manage Colonial Village at Cary through September 30, 2010, pursuant to an existing management agreement. The transaction was funded by borrowings from CRLP's unsecured credit facility and proceeds from issuances of common shares through the Trust's “at-the-market” equity program.

In April 2009, CRLP transferred its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms, a 220,000-square foot (excluding anchor-owned square footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. CRLP had previously sold 85% of its interest in this development for $45.7 million in July 2007 and recognized a gain of approximately $4.2 million, after tax, from that sale. As a result of this agreement and the resulting valuation, CRLP recorded an impairment of approximately $0.7 million with respect to CRLP’s remaining equity interest in the joint venture. As part of its agreement to transfer CRLP’s remaining interest in Colonial Pinnacle Craft Farms, CRLP commenced development of an additional 67,700-square foot phase of a retail shopping center (Colonial Promenade Craft Farms) during 2009, which is anchored by a 45,600-square foot Publix. The development was placed in service in the second quarter 2010, at a cost of $8.3 million.

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

In October 2009, CRLP sold its 10% noncontrolling joint venture interest in Colony Woods (DRA Alabama), a 414-unit multifamily apartment community located in Birmingham, Alabama. CRLP received $2.5 million for its portion of the sales proceeds, of which $1.6 million was used to repay the associated mortgage debt and the remaining proceeds were used to repay a portion of the outstanding borrowings on CRLP’s unsecured credit facility. CRLP recognized a $0.2 million gain on this transaction.

In November 2009, CRLP disposed of its 15% noncontrolling joint venture interest in DRA/CRT, a 17-asset office joint venture. Pursuant to the transaction, CRLP transferred its membership interest back to the joint venture. As part of this transaction, CRLP acquired 100% ownership of one of the Joint Venture’s properties, Three Ravinia, an 813,000-square foot, Class A office building located in Atlanta, Georgia and made a cash payment of $24.7 million. In connection with the transaction, the existing indebtedness on Three Ravinia was repaid, which consisted of $102.5 million of loans secured by the Three Ravinia property that were schedule to mature in January 2010, and the corresponding $17.0 million loan guaranty provided by CRLP on Three Ravinia was terminated. The total cash payment of $127.2 million made by CRLP to acquire Three Ravinia and to repay the outstanding indebtedness was made through borrowings under CRLP’s unsecured credit facility.

In December 2009, CRLP sold its 15% noncontrolling joint venture interest in the Mansell Joint Venture, a suburban office park totaling 689,000 square feet located in Atlanta, Georgia, to the majority partner. CRLP received $16.9 million for its portion of the sales proceeds, of which $13.9 million was used to repay the associated mortgage debt and the remaining proceeds, $3.0 million, were used to repay a portion of the outstanding borrowings on CRLP’s unsecured credit facility. As a result of this transaction, CRLP no longer has an interest in the Mansell Joint Venture.

In December 2009, CRLP disposed of its 17.1% noncontrolling joint venture interest in OZ/CLP Retail, LLC (OZRE) to the OZRE’s majority partner, made a cash payment of $45.1 million that was due by OZRE to repay $38.0 million of mortgage debt and related fees and expenses, and $7.1 million of which was used for the discharge of deferred purchase price owed by OZRE to former unitholders who elected to redeem their units in June 2008. The total cash payment by CRLP was made through borrowings under CRLP’s unsecured line of credit. In exchange, CRLP received 100% ownership of one of the OZRE assets, Colonial Promenade Alabaster, a 612,000-square foot retail center located in Birmingham, Alabama. As a result of this transaction, CRLP no longer has an interest in OZRE.

Combined financial information for CRLP’s investments in unconsolidated partially-owned entities since the date of CRLP's acquisitions is as follows:

	As of December 31,
($ in thousands)	2010	2009
Balance Sheet
Assets
Land, building, & equipment, net	$1,250,781	$1,416,526
Construction in progress	19,624	19,695
Other assets	106,291	118,095
Total assets	$1,376,696	$1,554,316
Liabilities and Partners’ Equity
Notes payable (1)	$1,110,908	$1,211,927
Other liabilities	110,246	108,277
Partners’ equity	155,542	234,112
Total liabilities and partners’ capital	$1,376,696	$1,554,316

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Statement of Operations
Revenues	$179,506	$395,686	$457,088
Operating expenses	(64,478)	(173,705)	(180,731)
Interest expense	(71,524)	(139,309)	(165,258)
Depreciation, amortization and other	(74,006)	(158,013)	(159,426)
Net loss(2)	$(30,502)	$(75,341)	$(48,327)
____________________________

(1)	CRLP’s pro rata portion of indebtedness, as calculated based on ownership percentage, at December 31, 2010 and 2009 was $201.3 million and $239.1 million, respectively.

(2)
In addition to CRLP’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “(Loss) income from partially-owned unconsolidated entities” of $3.4 million and $(1.2) million for the years ended December 31, 2010 and 2009, respectively, includes gains on CRLP’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Investments in Variable Interest Entities

CRLP evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether CRLP is the primary beneficiary.

Based on CRLP’s evaluation, as of December 31, 2010, CRLP does not have a controlling interest in, nor is CRLP the primary beneficiary of any VIEs for which there is a significant variable interest except for, as discussed above “Investments in Consolidated Partially-Owned Entities”, CMS/Colonial Canyon Creek, which CRLP began consolidating in September 2009 (see Note 11 - "Notes and Mortgages Payable").

Unconsolidated Variable Interest Entities

As of December 31, 2010, CRLP has an interest in one VIE with significant variable interests for which CRLP is not the primary beneficiary.

At the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to partial loan repayment guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee, which is different from the relative voting and economic interests of the parties in the joint venture. As a result, this investment qualifies as a VIE, but CRLP has determined that it would not have the ability to direct the most significant business activities of this joint venture and, therefore, does not consolidate this investment. In September 2009, CRLP determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. In addition, CRLP determined that its 35% noncontrolling joint venture interest was impaired and that this impairment was other than temporary. As a result, CRLP wrote-off its investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the quarter ended September 2009. CRLP also discontinued the application of the equity method of accounting as it does not have the obligation to absorb further losses of the joint venture. The construction loan matured on

April 15, 2010, but has not been repaid by the joint venture (see Note 11 - "Notes and Mortgages Payable").

In connection with the acquisition of CRT with DRA in September 2005, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT joint venture with respect to 10 of the CRT properties. In connection with CRLP’s disposition of its 15% interest in the DRA/CRT joint venture in November 2009, the above described guarantee was terminated (see Note 18 - "Contingencies, Guarantees and Other Arrangements").

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

Multifamily management is responsible for all aspects of CRLP's multifamily property operations, including the management and leasing services for 111 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which CRLP does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of CRLP's commercial property operations, including the management and leasing services for 45 commercial properties, as well as third-party management services for commercial properties in which CRLP does not have an ownership interest and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which CRLP has an interest in are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising) and includes revenues/expenses from unconsolidated partnerships and joint ventures. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to (loss)income from continuing operations before noncontrolling interest for the years ended December 31, 2010, 2009 and 2008, and total segment assets to total assets as of December 31, 2010 and 2009. Additionally, CRLP’s net losses on for-sale residential projects for the years ended December 31, 2010, 2009 and 2008 are presented below:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Revenues:
Segment Revenues:
Multifamily	$309,394	$307,204	$314,563
Commercial	80,015	91,433	94,107
Total Segment Revenues	389,409	398,637	408,670
Partially-owned unconsolidated entities — Multifamily	(3,106)	(6,499)	(8,604)
Partially-owned unconsolidated entities — Commercial	(30,987)	(62,271)	(69,818)
Construction revenues	—	36	10,137
Other non-property-related revenue	11,693	15,003	18,327
Discontinued operations property revenues	—	(4,152)	(14,307)
Total Consolidated Revenues	367,009	340,754	344,405
NOI:
Segment NOI:
Multifamily	174,192	177,186	188,273
Commercial	54,006	58,166	60,910
Total Segment NOI	228,198	235,352	249,183
Partially-owned unconsolidated entities — Multifamily	(1,468)	(3,221)	(4,220)
Partially-owned unconsolidated entities — Commercial	(20,839)	(39,560)	(43,986)
Other non-property-related revenue	11,693	15,003	18,327
Discontinued operations property NOI	1,716	(148)	17,940
Impairment — discontinued operations (1)	—	(2,051)	(25,475)
Impairment and other losses — continuing operations (1)	(1,308)	(10,388)	(93,116)
Construction NOI	—	1	607
Property management expenses	(8,584)	(7,749)	(8,426)
General and administrative expenses	(18,563)	(17,940)	(23,180)
Management fee and other expenses	(9,504)	(14,184)	(15,153)
Restructuring charge	(361)	(1,400)	(1,028)
Investment and development	(422)	(1,989)	(4,365)
Depreciation	(122,103)	(113,100)	(101,342)
Amortization	(8,931)	(4,090)	(3,371)
Income (loss) from operations	49,524	34,536	(37,605)
Total other income (expense), net (2)	(85,956)	(21,104)	(36,505)
(Loss) income from continuing operations	$(36,432)	$13,432	$(74,110)

	As of December 31,
($ in thousands)	2010	2009
Assets
Segment Assets:
Multifamily	$2,474,409	$2,502,772
Commercial	562,103	538,046
Total Segment Assets	3,036,512	3,040,818
Unallocated corporate assets (3)	134,003	131,142
	$3,170,515	$3,171,960
_____________________

(1)	See Note 4 — “Impairment and Other Losses” for details of these charges.

(2)
For-sale residential activities including net gain on sales and income tax expense (benefit), are included in the line item "Total other income (expense)". (See table below for additional details on for-sale residential activities and also Note 6 - "For-Sale Activities").

(3)
Includes CRLP’s investment in partially-owned entities of $22,828 as of December 31, 2010 and net investment of $17,422 December 31, 2009, respectively. As of December 31, 2010, investments in partially-owned entities of $23,809, for which CRLP's basis is a negative balance (i.e., credit balance), have been classified as a liability.

For-Sale Residential

As a result of the impairment charge recorded during the fourth quarter of 2008 related to CRLP’s for-sale residential projects, CRLP’s for-sale residential operating segment met the quantitative threshold to be considered a reportable segment. Prior to 2007, the results of operations and assets of the for-sale residential activities were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of these activities in prior periods.

	Years Ended December 31,
($ in thousands)	2010	2009	2008
(Loss) gain on for-sale residential sales	$(323)	$678	$1,625
Impairment	(186)	(818)	(35,900)
Income tax expense	—	(1)	(562)
Loss from for-sale residential sales	$(509)	$(141)	$(34,837)

11.     Notes and Mortgages Payable

Notes and mortgages payable at December 31, 2010 and 2009 consist of the following:

	Years Ended December 31,
($ in thousands)	2010	2009
Unsecured credit facility	$377,362	$310,546
Mortgages and other notes:
3.15% to 6.00%	588,013	612,862
6.01% to 6.88%	796,192	740,935
6.89% to 8.80%	4	40,000
	$1,761,571	$1,704,343

In the second quarter of 2010, CRLP closed on $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a ten year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of the outstanding balance on CRLP's Credit Facility (as defined below).

During 2009, CRLP, together with the Trust, obtained the following secured financing from Fannie Mae:

•
In the first quarter of 2009, CRLP, together with the Trust, closed on a $350.0 million collateralized credit facility (collateralized with 19 of CRLP's multifamily apartment communities totaling 6,565 units). Of the $350.0 million, $259.0 million bears interest at a fixed interest rate equal to 6.07% and $91.0 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for this Credit Facility is 6.04%, and it matures on March 1, 2019; and

•
In the second quarter of 2009, CRLP, together with the Trust, closed on a $156.4 million collateralized credit facility (collateralized by eight of CRLP's multifamily apartment communities totaling 2,816 units). Of the $156.4 million, $145.2 million bears interest at a fixed interest rate equal to 5.27% and $11.2 million bears interest at a fixed interest rate of 5.57%. The weighted average interest rate for this credit facility is 5.31%, and it matures on June 1, 2019.

Under the facilities obtained in 2009, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from these financings were used to repay a portion of the outstanding borrowings under CRLP's Credit Facility.

As of December 31, 2010, CRLP, with the Trust as guarantor, had a $675.0 million unsecured Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, CRLP has a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.

Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows CRLP to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wells Fargo's designated base rate, plus a base rate margin ranging up to 0.25% based on CRLP’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on CRLP’s unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.

The Credit Facility and the cash management line, which are primarily used by CRLP to finance property acquisitions and developments and more recently to also fund the repurchase of its senior notes, the Trust's Series D preferred depositary shares and its Series B preferred units, had an outstanding balance at December 31, 2010 of $377.4 million, including $12.4 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility (including the cash management line) was 1.31% and 1.28% at December 31, 2010 and 2009, respectively.

The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of CRLP; and generally not paying CRLP’s debts as they become due. At December 31, 2010, CRLP was in compliance with these covenants. Specific financial ratios with which CRLP must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio, Debt to Total Asset Value Ratio, Secured Debt to Total Asset Value Ratio, Unencumbered Leverage Ratio and Permitted Investments Ratio. For the year ended December 31, 2010, the Fixed Charge Ratio was 1.86 times and must not fall below 1.50 times, the Debt to Total Asset Value Ratio was 53.2% and must not exceed 60.0%, the Secured Debt to Total Asset Value Ratio was 24.4% and must not exceed 40.0%, the Unencumbered Leverage Ratio was 45.8% and must not exceed 62.5%, and the Permitted Investments Ratio was 9.8% and must not exceed 35.0%. CRLP does not anticipate any events of noncompliance with any of these ratios in 2011, which are measured at each quarter end. However, there can be no assurance that CRLP will be able to maintain compliance with these ratios and other debt covenants in the future.

At December 31, 2010, CRLP had $1.1 billion in unsecured indebtedness including balances outstanding under its Credit Facility and certain other notes payable. The remainder of CRLP’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of approximately $696.6 million at December 31, 2010.

The aggregate maturities of notes and mortgages payable, including CRLP’s Credit Facility were as follows:

As of
($ in thousands)	December 31, 2010
2011	$56,930
2012 (1)	457,194
2013	99,459
2014	191,790
2015	224,652
Thereafter	731,546
$1,761,571
_______________________

(1)	Year 2012 includes $377.4 million outstanding on CRLP’s Credit Facility as of December 31, 2010, which matures in June 2012.

Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP’s notes and mortgages payable at December 31, 2010 and 2009 was approximately $1.8 billion and $1.7 billion, respectively.

In July 2009, CRLP agreed to provide an additional contribution to the CMS/Colonial Canyon Creek joint venture in connection with the refinancing of an existing $27.4 million construction loan which was secured by Colonial Grand at Canyon Creek, a 336-unit multifamily apartment community located in Austin, Texas. On September 14, 2009, the CMS/Colonial Canyon Creek joint venture refinanced the existing construction loan with a new $15.6 million, 10-year loan collateralized by the property with an interest rate of 5.64%. In connection with the refinancing, CRLP made a preferred equity contribution of $11.5 million, which was used by the joint venture to repay the balance of the then outstanding construction loan and closing costs. The preferred equity has a cumulative preferential return of 8.0%. As a result of the preferred equity contribution to the joint venture, CRLP began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements beginning with the quarter ended September 30, 2009 (see Note 9 - "Investment in Partially-Owned Entities and Other Arrangements").

Unsecured Senior Notes Repurchases

In January 2010, the Trust's Board of Trustees authorized an unsecured notes repurchase program, which allowed CRLP to repurchase up to $100.0 million of outstanding unsecured senior notes of CRLP. This repurchase program ran through December 31, 2010. As a result of the repurchases, during 2010, CRLP recognized net gains of approximately $0.8 million, which is included in "Gains on retirement of debt" on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Repurchases of unsecured senior notes of CRLP during 2010 are as follows:

			Average
		Average	Yield-to-
($ in thousands)	Amount	Discount	Maturity	Net Gain (1)
1st Quarter	$8,742	1.0%	6.5%	$—
2nd Quarter	29,000	4.3%	6.8%	755
3rd Quarter	—	—	—	—
4th Quarter	—	—	—	—
Total	$37,742	3.5%	6.7%	$755
_______________________

(1)
Gains are presented net of the loss on hedging activities of $0.3 million recorded during the year ended December 31, 2010 as the result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with CRLP's conclusion that it is probable that CRLP will not make interest payments associated with previously hedged debt as a result of the repurchases under the senior note repurchase program.

In January 2008, the Trust's Board of Trustees authorized the repurchase of up to $50.0 million of outstanding unsecured senior notes of CRLP. In addition, during 2008, the Trust's Board of Trustees authorized the repurchase of an additional $500.0 million of outstanding unsecured senior notes of CRLP under a senior note repurchase program that ran through December 31, 2010. During 2009, under the Company's prior senior note repurchase program, CRLP repurchased an aggregate of $181.0 million of outstanding unsecured senior notes of CRLP in separate transactions.  In addition to the shares repurchased pursuant to the senior note repurchase, during 2009, CRLP completed two separate cash tender offers for outstanding unsecured notes of CRLP.  In April 2009, CRLP completed a cash tender offer for $250.0 million in aggregate principal amount of outstanding notes maturing in 2010 and 2011, and in September 2009, CRLP completed an additional cash tender offer for $148.2 million in aggregate principal amount of outstanding notes maturing in 2014, 2015 and 2016.  The prior senior note repurchase program and both tender offers were approved by the Trust's Board of Trustees before they were commenced.  As a result of the repurchases, during 2009, CRLP recognized net gains of approximately $54.7 million, which is included in “Gains on retirement of debt” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Repurchases of unsecured senior notes of CRLP during 2009 under the repurchase programs described above were as follows:

			Average
		Average	Yield-to-
($ in thousands)	Amount	Discount	Maturity	Net Gain (1)
1st Quarter	$96,855	27.1%	12.64%	$24,231
2nd Quarter (2)	315,541	5.9%	6.75%	16,232
3rd Quarter (3)	166,776	10.0%	7.87%	14,280
4th Quarter	—	—	—	—
Total	$579,172	10.6%	8.06%	$54,743
_______________________

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

(2)	Repurchases include $250.0 million repurchased pursuant to CRLP’s tender offer that closed on May 4, 2009, which was conducted outside of the senior note repurchase program.

(3)	Repurchases include $148.2 million repurchased pursuant to CRLP’s tender offer that closed on August 31, 2009, which was conducted outside of the senior note repurchase program.

Repurchases of unsecured senior notes of CRLP during 2008 under the repurchase programs described above were as follows:

			Average
		Average	Yield-to-
($ in thousands)	Amount	Discount	Maturity	Net Gain (1)
1st Quarter	$49,963	12.0%	8.18%	$5,477
2nd Quarter	31,779	10.0%	7.80%	2,730
3rd Quarter	57,810	5.0%	7.40%	2,579
4th Quarter	55,460	9.8%	10.42%	4,857
Total	$195,012	9.1%	8.53%	$15,643
_______________________

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

Unsecured Senior Note Maturities

In December 2010, CRLP had a $10.0 million 8.08% interest MTN Note and a $10.0 million 8.05% interest MTN Note mature. Both notes were satisfied by a gross payment of $20.5 million ($20.0 million of principal and $0.5 million of previously accrued interest).

Unconsolidated Joint Venture Financing Activity

During April 2007, CRLP and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture, in which CRLP has a 35% noncontrolling interest. In September 2009, CRLP determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. For additional information regarding ongoing litigation involving this joint venture, see Note 19 - "Legal Proceedings".

In November 2006, CRLP and its joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. CRLP and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee has been reduced to $4.3 million. On May 3, 2010, CRLP acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of purchase. The note has an interest rate of one-month LIBOR plus 1.20%. CRLP has agreed with its joint venture partner to extend the maturity date of the note consistent with the original extension terms of the note, which provided for an option to extend maturity for two additional consecutive one year periods. In December 2010, the joint venture opted to extend the maturity date for a second year, until December 2011. As a result of this transaction, CRLP's guarantee on this note was terminated, but the joint venture partner's guarantee remains in place.

In June 2010, one of CRLP's joint ventures, Parkway Place Limited Partnership, completed the refinancing of a $51.0 million outstanding mortgage loan associated with the joint venture's Parkway Place retail shopping center, located in Huntsville, Alabama, which was set to mature in June 2010. The joint venture, of which CRLP had a 50% ownership interest, obtained a new ten-year $42.0 million mortgage loan that bears interest at a fixed rate of 6.5% per annum. Each of CRLP and its joint venture partner contributed its pro-rata portion of the existing mortgage debt shortfall in cash to the joint venture, which was used to pay off the balance on the existing mortgage debt. CRLP's pro-rata portion of the cash payment, $5.4 million, was funded from CRLP's unsecured credit facility. On October 4, 2010, CRLP completed the sale of its remaining 50% interest in the Parkway Place Mall to the joint venture partner. The total consideration was $38.8 million, comprised of $17.9 million in cash paid by the joint venture partner and the partner's assumption of CRLP's pro-rata share of the joint venture's existing loan, which was $20.9 million. Proceeds from the sale were used to repay a portion of the outstanding balance on CRLP's Credit Facility.

In June 2010, upon CRLP completing its exit from two single-asset multifamily joint ventures (discussed above in Note 9 - "Investment in Partially-Owned Entities and Other Arrangements"), CRLP assumed and subsequently repaid the $19.3 million loan securing Colonial Grand at Riverchase Trails, in which CRLP now has 100% interest. The loan was originally set to mature in October 2010.

In November 2009, as part of the DRA/CRT disposition transaction described in Note 9 - "Investment in Partially-Owned Entities and Other Arrangements", the existing indebtedness on Three Ravinia was repaid, which consisted of $102.5 million of loans secured by the Three Ravinia property that matured in January 2010, and the corresponding $17.0 million loan guaranty provided by CRLP on Three Ravinia was terminated. The total cash payment of $127.2 million made by CRLP to acquire Three Ravinia and to repay the outstanding indebtedness was made through borrowings under CRLP’s Credit Facility. As a result of this transaction, CRLP is no longer responsible for the loans collateralized by Broward Financial Center, located in Ft. Lauderdale, Florida, which matured in March of 2009 and Charlotte University Center, located in Charlotte, North Carolina and Orlando University Center, located in Orlando, Florida, which matured in September 2010.

There can be no assurance that CRLP’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets (See Note 18 - "Contingencies, Guarantees and Other Arrangements"). The failure to refinance and/or replace such debt and other factors with respect to CRLP’s joint venture interests may materially adversely impact the value of CRLP’s joint venture interests, which, in turn, could have a material adverse effect on CRLP’s financial condition and results of operations.

12.     Derivative Instruments

CRLP is exposed to certain risks arising from both its business operations and economic conditions. CRLP principally manages its exposures to a wide variety of business and operational risks through management of its business activities. CRLP manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, CRLP enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. CRLP’s derivative financial instruments are used to manage differences in the amount, timing, and duration of CRLP’s known or expected cash receipts and its known or expected cash payments principally related to CRLP’s investments and borrowings.

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

At December 31, 2010, CRLP had $2.2 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on CRLP’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of the repurchases of CRLP senior notes. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $0.4 million and $0.5 million for the 12 months ended December 31, 2010 and 2009, respectively. The change in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed probable not to occur as a result of the repurchase of CRLP senior notes was $0.3 million and $1.7 million for the 12 months ended December 31, 2010 and 2009, respectively.

Over the next 12 months, CRLP expects to reclassify $0.5 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

Derivatives not designated as hedges are not speculative and are used to manage CRLP's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. CRLP had no derivatives that were not designated as a hedge in a qualifying hedging relationship during the years ended December 31, 2010 and 2009.

The tables below present the effect of CRLP's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009, respectively.

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified
($ in thousands)	Derivative			from OCI into Income
	(Effective Portion)		Location of Gain (Loss)	(Effective Portion)
Derivatives in SFAS 133 Cash	Years Ended		from OCI into Income	Years Ended
Flow Hedging Relationships	12/31/2010	12/31/2009	(Effective Portion)	12/31/2010	12/31/2009

Interest Rate Swaps	$—	$—	Interest Expense	$(437)	$(511)
			Loss on Hedging Activities	(289)	(1,736)
				$(726)	$(2,247)

13.     Capital Structure

As of the year ended December 31, 2010, the Trust controlled CRLP as CRLP's sole general partner and as the holder of an approximately 91.5% interest in CRLP. The limited partners of CRLP who hold redeemable common units are those persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market value of the Trust's common shares or the aggregate value of the individual partners' capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust.

The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP. The Trust's interest in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust's percentage interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners.

Repurchases of Series B Preferred Units

In February 1999, CRLP issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Preferred Units (the “Series B Preferred Units”), valued at $100.0 million in a private placement, net of offering costs of $2.6 million. On February 18, 2004, CRLP modified the terms of the Series B Preferred Units. Under the modified terms, the Series B Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Series B Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009. The Series B Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

During December 2010, CRLP repurchased 1,000,000 of the outstanding Series B Preferred Units from the existing holders for $47.0 million, plus accrued but unpaid dividends. The repurchase price represented a 6% discount, resulting in a $3.0 million gain. As a result of the redemption, CRLP wrote off $1.3 million related to the original preferred unit issuance costs.

Equity Offerings

In 2009 and 2010 the Trust completed the following offerings of its common shares:

($ in thousands, except per share amounts)				Weighted Avg
Issuance		Amount		Issuance Price
Authorized		Authorized	Shares Issued	Per Share	Net Proceeds (1)
2009	April (2)	$50,000	4,802,971	$9.07	$42,575
	October (3)	115,000	12,109,500	9.50	109,849
	2009 Total		16,912,471	$9.37	$152,424

2010	February (2)	$50,000	3,602,348	$13.88	$48,999
	July (2)	100,000	6,329,026	15.80	98,990
	December (2) (4)	100,000	462,500	18.06	8,185
	2010 Total		10,393,874	$15.24	$156,174
_______________________
(1) Amounts are shown net of underwriting discounts, but excludes $0.3 million and $0.4 million, respectively, of one-time administrative expenses payable by the Company for the years ended December 31, 2010 and 2009.
(2) This transaction was a continuous "at-the-market" equity offering program.
(3) This transaction was a public equity offering program that includes shares issued to cover over-allotments.
(4) This "at-the-market" equity offering program has not yet been fully exhausted.

Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 16,912,471 common units, at a weighted average issue price of $9.37 per unit to the Trust during 2009 and an additional 10,393,874 common units, at a weighted average issue price of $15.24 per unit to the Trust during 2010.

The net proceeds resulting from the equity offerings were used to redeem all of the Trust's outstanding Series D Preferred Depositary Shares (see below), to repurchase one-half of CRLP's outstanding Series B Preferred Units (as described above), to pay down a portion of the outstanding borrowings under CRLP's Credit Facility and to fund other general corporate purposes.

Repurchases/Redemption of Series D Preferred Depositary Shares

In April 2003, the Trust issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series D Preferred Shares”).

In October 2008, the Trust's Board of Trustees authorized a repurchase program which allowed the repurchase of up to an additional $25.0 million of the Trust’s outstanding Series D Preferred Depositary Shares (and a corresponding amount of Series D Preferred Units) over a 12 month period. During 2009, the Trust repurchased 6,515 of its outstanding Series D Preferred Depositary Shares in open market (or privately negotiated) transactions for a purchase price of $0.1 million, or $19.46 per Series D Preferred Depositary Share. The Trust received a 22.2% discount on the repurchase to the liquidation preference price of $25.00 per depositary share and wrote-off an immaterial amount of issuance costs. In the aggregate, the Trust repurchased $24.1 million of its outstanding Series D Preferred Depositary Shares (and CRLP repurchased a corresponding amount of Series D Preferred Units) under this repurchase program before it expired in October 2009.

In September 2010, the Trust redeemed all of the outstanding 4,004,735 Series D Preferred Depositary Shares (and CRLP redeemed all of the Series D Preferred Units) for a purchase price of $25.00 per Series D Preferred Depositary Share, plus any accrued and unpaid dividends, for an aggregate redemption price per Series D Preferred Depositary Share of $25.2257, or $100.1 million in the aggregate. After the redemption date, dividends on the Series D Preferred Depositary Shares ceased to be accrued, the Series D Preferred Depositary Shares and Series D Preferred Units were no longer deemed outstanding, and all rights of the holders of the Series D Preferred Depositary Shares ceased. As a result of the redemption of the Series D Preferred Depositary Shares, CRLP recorded a charge of approximately $3.6 million related to the original preferred share issuance costs.

14.     Share-based Compensation

Incentive Share Plans

On March 7, 2008, the Board of Trustees of the Trust approved the 2008 Omnibus Incentive Plan (the “2008 Plan”). The 2008 Plan was approved by the Trust’s shareholders on April 23, 2008. The Third Amended and Restated Share Option and Restricted Share Plan (the “Prior Plan”) expired by its terms in April 2008. The 2008 Plan provides the Trust with the opportunity to grant long-term incentive awards to employees and non-employee directors, as well independent contractors, as appropriate. The 2008 Plan authorizes the grant of seven types of share-based awards – share options, restricted shares, unrestricted shares, share units, share appreciation rights, performance shares and performance units. Five million common shares were reserved for issuance under the 2008 Plan. At December 31, 2010, 1,837,925 shares were available for issuance under the 2008 Plan.

In connection with the grant of options under the 2008 Plan, the Executive Compensation Committee of the Board of Trustees of the Trust determines the option exercise period and any vesting requirements. All outstanding options granted to date under the 2008 Plan and the Prior Plan have a term of ten years and vest over a periods ranging from one to five years. Similarly, the Trust's restricted shares vest over periods ranging from one to five years.

Compensation costs for share options have been valued on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	8.41%	5.25%	7.92%
Expected volatility	83.83%	48.83%	20.70%
Risk-free interest rate	1.71%	2.98%	3.77%
Expected option term (years)	3.1	6.5	7.1

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

During the year ended December 31, 2010, the Trust granted share options to purchase 628,874 common shares to the Trust's employees and trustees. For the years ended December 31, 2010, 2009 and 2008, CRLP recognized compensation expense related to share options of $1.0 million, $0.3 million and $0.3 million ($0.1 million of compensation expense related to share options was reversed due to CRLP’s restructuring), respectively. Upon the exercise of share options, the Trust issues common shares from authorized but unissued common shares. Total cash proceeds from exercise of stock options were $2.7 million and $1.1 million for the years ended December 31, 2010 and 2008, respectively. There were no options exercised during 2009.

The following table presents a summary of share option activity under all plans for the year ended December 31, 2010:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	1,361,411	$23.44
Granted	628,874	11.07
Exercised	(169,402)	15.71
Forfeited	(150,298)	20.29
Options outstanding, end of period	1,670,585	$19.84

The weighted average grant date fair value of options granted in 2010, 2009 and 2008 was $4.19, $1.89 and $1.40, respectively. The total intrinsic value of options exercised during 2010 and 2008 was $0.4 million and $0.5 million, respectively. There were no options exercised during 2009.

As of December 31, 2010, the Trust had approximately 1.7 million share options outstanding with a weighted average exercise price of $19.84 and a weighted average remaining contractual life of 5.7 years. The intrinsic value for the share options outstanding as of December 31, 2010 was $4.9 million. The total number of exercisable options at December 31, 2010 was approximately 0.9 million. As of December 31, 2010, the weighted average exercise price of exercisable options was $24.97 and the weighted average remaining contractual life was 3.4 years for these exercisable options. The intrinsic value for the share options exercisable as of December 31, 2010 was $0.4 million. As of December 31, 2010, the total number of options expected to vest is approximately 0.6 million. The weighted average exercise price of options expected to vest is $13.51 and the weighted average remaining contractual life is 8.8 years. The options expected to vest have an aggregate intrinsic value at December 31, 2010 of $3.7 million. At December 31, 2010, there was $1.6 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted average period of 1.9 years.

The following table presents the change in nonvested restricted share awards:

			Weighted Average
		Year Ended	Grant Date
		December 31, 2010	Fair Value
Nonvested Restricted Shares,	December 31, 2009	268,172	$33.47
Granted		441,424	11.29
Vested		(80,127)	24.13
Cancelled/Forfeited		(1,148)	7.18
Nonvested Restricted Shares,	December 31, 2010	628,321	$19.13

The weighted average grant date fair value of restricted share awards issued during 2010, 2009 and 2008 was $11.29, $7.56 and $21.38, respectively. For the years ended December 31, 2010, 2009 and 2008, CRLP recognized compensation expense related to restricted share awards of $3.6 million, $2.6 million and $3.3 million ($1.0 million of compensation expense related to restricted share awards was reversed and $0.2 million was accelerated due to CRLP’s restructuring), respectively. For the years ended December 31, 2010, 2009 and 2008, CRLP separately capitalized $0.1 million, $0.1 million and $1.3 million, respectively, for restricted share awards granted in connection with certain real estate developments. The total intrinsic value for restricted share awards that vested during 2010, 2009 and 2008 was $1.2 million, $0.8 million and $2.6 million, respectively. At December 31, 2010, the unrecognized compensation cost related to nonvested restricted share awards is $4.4 million, which is expected to be recognized over a weighted average period of 1.6 years.

Adoption of Incentive Program

In April 2006, the Executive Compensation Committee of the Board of Trustees of the Trust (the "Compensation Committee") adopted a new incentive program for certain executive officers of the Trust, which provided:

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

The performance awards were subject to risk of forfeiture if the participant’s employment were terminated prior to the end of the Performance Period. Performance payments, if earned, were payable in cash, common shares or a combination of the two. Each performance award had a specified threshold, target and maximum payout amounts ranging from $5,000 to $6,000,000 per participant. The performance awards were valued with a binomial model by a third party valuation firm. The performance awards, which had a fair value on the grant date of $5.4 million ($4.9 million net of estimated forfeitures), were valued as equity awards tied to a market condition.

In January 2009, the Compensation Committee confirmed the calculation of the payouts under the performance awards as of the end of the Performance Period for each of the four remaining participants in the incentive program, and approved the form in which the performance awards are to be made. An aggregate of $299,000 was paid to the four remaining participants in cash that was withheld to satisfy applicable tax withholding, and the balance of the award was satisfied through the issuance of an aggregate of 69,055 common shares of the Trust.

Due to the fact that the form of payout (cash, common shares, or a combination of the two) was determined solely by the Trust’s Board of Trustees, and not the employee, the grant was valued as an equity award.

As of December 31, 2008, these awards were fully expensed. For the year ended December 31, 2008, CRLP recognized $1.4 million, of compensation expense attributable to the performance based share awards. As a result of the departure of certain grantees of performance based share awards, CRLP reduced compensation expense by $1.0 million during 2008.

Employee Share Purchase Plan

The Trust maintains an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Trust, through payroll deductions, to purchase common shares at market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Trust issued 6,293, 16,567 and 9,405 common shares pursuant to the Purchase Plan during 2010, 2009 and 2008, respectively.

15.     Employee Benefits

401(k)Plan

CRLP maintains a 401(k) plan covering all eligible employees. Effective July 1, 2009, the Trust’s Executive Committee, as authorized by the Board of Trustees of the Trust, exercised its option to stop the matching contribution. Therefore, no contributions were made by CRLP for the year ended December 31, 2010. From January 1 - June 30, 2009, the plan provided, with certain restrictions, that employees could contribute a portion of their earnings with CRLP matching 100% of such contributions up to 4% and 50% on contributions between 4% and 6%, solely at its discretion. Contributions by CRLP for the years ended December 31, 2009 and 2008 were approximately $0.8 million and $2.0 million, respectively.

16.     Income Taxes

The Trust, which is considered a corporation for federal income tax purposes, has elected to be taxed and qualifies to be taxed as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. The Trust may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income even if it does qualify as a REIT. For example, the Trust will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains) and the Trust has certain gains that, if recognized, will be subject to corporate tax because it acquired the assets in tax-free acquisitions of non-REIT corporations.

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in additional income tax expense, interest or penalties. Although any such assessments historically have been minimal and immaterial to the Company's financial results, when the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

Taxable REIT Subsidiary

CRLP's financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to CRLP and engages in for-sale development and condominium conversion activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All intercompany transactions are eliminated in the accompanying consolidated financial statements. CPSI has an income tax receivable of $0.5 million and $17.8 million as of December 31, 2010 and 2009, respectively, which is included in “Accounts receivable, net” on the Consolidated Balance Sheet. CPSI did not recognize an income tax expense (benefit) during the year ended December 31, 2010. CPSI’s consolidated provision (benefit) for income taxes was $(7.9) million and $0.8 million for the years ended December 31, 2009 and 2008, respectively. CPSI’s effective income tax rates were zero, 50.15% and -0.90% for the years ended December 31, 2010, 2009 and 2008, respectively. As of the years ended December 31, 2010 and 2009, CRLP did not have a deferred tax asset after the effect of the valuation allowance. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of CPSI's income tax expense to the statutory federal rate are reflected in the tables below.

Income tax expense of CPSI is comprised of the following:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Current tax expense (benefit):
Federal	$—	$(17,370)	$(10,417)
State	—	158	56
	—	(17,212)	(10,361)
Deferred tax expense (benefit):
Federal	—	9,311	11,063
State	—	—	72
	—	9,311	11,135
Total income tax (benefit) expense	$—	$(7,901)	$774

Income tax expense — discontinued operations	$—	$70	$1,064
Income tax (benefit) expense — continuing operations	$—	$(7,971)	$(290)

In 2009 and 2008, income tax expense resulting from condominium conversion unit sales was allocated to discontinued operations (see Note 6 - "For-Sale Activities").

The components of CPSI’s deferred income tax assets and liabilities were as follows:

	Years Ended December 31,
($ in thousands)	2010	2009
Deferred tax assets:
Real estate asset basis differences	$—	$—
Impairments	11,450	27,659
Deferred revenue	1,306	1,324
Deferred expenses	12,377	6,712
Net operating loss carryforward	14,618	—
Allowance for doubtful accounts	—	237
Accrued liabilities	288	351
	$40,039	$36,283
Deferred tax liabilities:
Real estate asset basis differences	(1,547)	(3,683)
	(1,547)	(3,683)
Net deferred tax assets, before valuation allowance	$38,492	$32,600
Valuation allowance	(38,492)	(32,600)
Net deferred tax assets, included in other assets	$—	$—

Reconciliations of the effective tax rates of CPSI to the federal statutory rate are detailed below. As shown above, a portion of the 2009 income tax expense was allocated to discontinued operations.

	Years Ended December 31, 2010
	2010	2009	2008
Federal tax rate	35.00%	35.00%	35.00%
Valuation reserve	(34.99)%	15.17%	(35.87)%
State income tax, net of federal income tax benefit	—	—	(0.10)%
Other	(0.01)%	(0.02)%	0.07%
CPSI provision for income taxes	—%	50.15%	(0.90)%

For the years ended December 31, 2010 and 2009, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee and the margin-based tax in Texas.

Tax years 2004 through 2010 are subject to examination by the federal taxing authorities. Generally, tax years 2008 through 2010 are subject to examination by state tax authorities. There is one state tax examination currently in process.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI was able to carry back tax losses that occurred in the year ended December 31, 2009, against income that was recognized in 2005 and 2006. During the year ended December 31, 2010, CRLP received $17.4 million of tax refunds.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchased applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. CRLP made this election with regard to a portion of the CRLP debt repurchased in 2009. CRLP does not anticipate making this election with regard to CRLP debt repurchased in 2010.

17.     Leasing Operations

CRLP’s business includes leasing and management of multifamily and commercial properties. For commercial properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2010 are as follows:

As of
($ in thousands)	December 31, 2010
2011	$36,077
2012	35,790
2013	35,099
2014	33,429
2015	31,451
Thereafter	123,512
$295,358

The noncancelable leases are with tenants engaged in commercial operations in Alabama, Florida, Georgia, Louisiana and North Carolina. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2010 balance sheet. However, financial difficulties of tenants could impact their ability to make lease payments on a timely basis which could result in actual lease payments being less than amounts shown above. Leases with residents in multifamily properties are generally for one year or less and are thus excluded from the above table.
Substantially all of CRLP’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

Rental income from continuing operations for 2010, 2009 and 2008 includes percentage rent of $0.5 million, $0.2 million and $0.4 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

18.     Contingencies, Guarantees and Other Arrangements

Contingencies

During 2010, CRLP accrued $1.3 million for certain contingent liabilities related to mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of these properties were sold by CPSI in previous years, and therefore are expensed as additional development costs in “(Loss) gain on sales of property” in the Statements of Operations and Comprehensive Income (Loss).

During 2009, CRLP, through a wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac Community Development District (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds. As a result of the solicitation, during 2009, CRLP purchased all $24.0 million of the outstanding CDD bonds for total consideration of $22.0 million, representing an 8.2% discount to the par amount. In December 2009, the CDD was dissolved, which resulted in the release of the remaining net cash proceeds of

$17.4 million received from the bond issuance, which were then being held in escrow. In connection with this transaction, CRLP’s “Other liabilities” were reduced by $24.0 million, of which $1.6 million, representing the discount on the purchase of the bonds, net of interest and fees, was treated as a non-cash transaction and a reduction to basis. In accordance with EITF 91-10, now known as ASC 970-470-05, CRLP recorded restricted cash and other liabilities for $24.0 million when the CDD bonds were issued. This issuance was treated as a non-cash transaction in the Consolidated Statements of Cash Flows for the year ended December 31, 2008.

As of December 31, 2010, CRLP is self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. CRLP is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.

Guarantees and Other Arrangements

Active Guarantees

With respect to the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. In September 2009, CRLP determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. As of December 31, 2010, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010 (see Note 11 - "Notes and Mortgages Payable" and Note 19 - "Legal Proceedings").

 In connection with the formation of Highway 150 LLC in 2002, CRLP executed a guarantee, pursuant to which CRLP serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2010, the total amount of debt of the joint venture was approximately $15.8 million and the debt matures in December 2012. At December 31, 2010, no liability was recorded for the guarantee.

In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at December 31, 2010 and 2009. At December 31, 2010 and December 31, 2009, no liability was recorded for these guarantees.

 In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $17.4 million at December 31, 2010. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.

The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.

Terminated Guarantees

With respect to the Colonial Promenade Smyrna joint venture, CRLP and its joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, CRLP's committed portion of the guarantee was reduced to $4.3 million. On May 3, 2010, CRLP acquired the outstanding Colonial Promenade Smyrna joint venture construction note from the lender at par (see Note 11 - "Notes and Mortgages Payable"). This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million as of the date of our purchase. The note has an interest rate of one-month LIBOR plus 1.20%. As a result of this transaction, our guarantee of this loan was terminated, but our joint venture partner's guarantee remains in place. Effective December 2010, the second one year extension option was exercised. Accordingly, the maturity date of the note has been extended to December 2011, with no remaining options to extend.

19. Legal Proceedings

Colonial Grand at Traditions Litigation

As previously disclosed, during April 2007, CRLP and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture (the “Joint Venture”), in which CRLP has a 35% noncontrolling interest. Construction at this site is complete and the project was placed into service during 2008. In September 2009, CRLP determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. As of September 30, 2010, the Joint Venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount due on the construction loan. In October 2010, Regions Bank, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantee from each of the guarantors, including CRLP, together with outstanding interest on the loan. On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace CRLP as property manager and take control of the property's cash flow. Regions Bank subsequently transferred all of its interest in the construction loan to MLQ-ELD, L.L.C. (“MLQ”), and MLQ initiated foreclosure proceedings with respect to the property in January 2011 and has filed a motion to substitute itself in place of Regions Bank in the existing litigation. On February 16, 2011, the Joint Venture filed for relief under Chapter 11 of the Bankruptcy Code and requested that the court, among other things, terminate the receivership. The court has granted the order on a temporary basis, which has effectively suspended the foreclosure proceedings.

In December, 2010, the Joint Venture and SM Traditions Associates, LLC (the “JV Parties”), which owns a 65% controlling interest in the Joint Venture, filed cross-claims in the Circuit Court of Baldwin County, Alabama against CRLP and certain of its subsidiaries (collectively, the “Colonial Parties”), in connection with the development and management of the Colonial Grand at Traditions by the Colonial Parties. The JV Parties assert several claims relating to CRLP's oversight and involvement in the development and construction of the property, including breach of management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duty. The JV Parties also assert that the Colonial Parties conspired with Regions Bank in connection with the activities alleged. The JV Parties have made a demand for an accounting of the costs of development and construction and claim damages of at least $13 million, plus attorney's fees.

CRLP believes the JV Parties' allegations lack merit and intends to vigorously defend itself against these claims. However, CRLP cannot predict the outcome of any pending litigation and may be subject to consequences that could include damages, fines, penalties and other costs. CRLP's management believes that any liability that could be imposed on CRLP in connection with the disposition of any pending lawsuits would not have a material adverse effect on CRLP's business, results of operations, liquidity or financial condition.

James Island Litigation

As previously disclosed, the Trust and CRLP are parties to lawsuits arising out of alleged construction deficiencies with respect to condominium units at the Company's Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all 230 units were sold during 2006. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County in March, 2010, against various parties involved in the development and construction of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking an unspecified amount of damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The Company is currently in the initial phases of discovery and is continuing to investigate the matter and evaluate its options, and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company.

UCO Litigation

CRLP is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which were being developed in a joint venture in which CRLP is a majority owner. The contractor is affiliated with CRLP's joint venture partner.

•
In connection with the dispute, in January 2008, the contractor filed a lawsuit in the Circuit Court of Baldwin County against CRLP alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

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

20.     Related Party Transactions

The Trust has implemented a specific procedure for reviewing and approving related party construction activities. CRLP historically has used Brasfield & Gorrie, LLC, a commercial construction company controlled by Mr. M. Miller Gorrie (a trustee of the Trust), to manage and oversee certain of its development, redevelopment and expansion projects. This construction company is headquartered in Alabama and has completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data and in-house development expertise, CRLP negotiates the fees and contract prices of each development, redevelopment or expansion project with this company in compliance with the Trust’s “Policy on Hiring Architects, Contractors, Engineers, and Consultants”, which policy was developed to allow the selection of certain preferred vendors who have demonstrated an ability to consistently deliver a quality product at a competitive price and in a timely manner. Additionally, this company outsources all significant subcontractor work through a competitive bid process. Upon approval by the Management Committee, the Management Committee (a non-board level committee composed of various members of management of the Trust) presents each project to the independent members of the Executive Committee of the Board of Trustees of the Trust for final approval.

CRLP paid $13.7 million, $11.4 million and $50.6 million for property construction and tenant improvement costs to Brasfield & Gorrie, LLC during the years ended December 31, 2010, 2009 and 2008, respectively. Of these amounts, $13.1 million, $6.9 million and $38.4 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2010, 2009 and 2008, respectively. CRLP had $1.9 million, $2.3 million, and $0.6 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2010, 2009 and 2008, respectively. Mr. Gorrie has a 3.91% economic interest in Brasfield & Gorrie, LLC. These transactions were unanimously approved by the independent members of the Executive Committee consistent with the procedure described above.

CRLP also leases space to Brasfield & Gorrie, LLC, pursuant to a lease originally entered into in 2003. The original lease, which ran through October 31, 2008, was amended in 2007 to extend the term of the lease through October 31, 2013. The amended lease provides for aggregate remaining lease payments of approximately $2.6 million from 2010 through the end of the extended lease term. The amended lease also provides the tenant with a right of first refusal to lease additional vacant space in the same building in certain circumstances. The underlying property was contributed to a joint venture during 2007 in which CRLP retained a 15% interest. CRLP continues to manage the underlying property. The aggregate amount of rent paid under the lease was approximately $0.6 million during 2010 and $0.4 million during 2009.

Since 1993, Colonial Insurance Agency, a corporation wholly-owned by The Colonial Company (in which Thomas Lowder and his family members and James Lowder and his family members each has a 50% ownership interest), has provided insurance risk management, administration and brokerage services for CRLP. As part of this service, CRLP placed insurance coverage with unaffiliated insurance brokers and agents, including Willis of Alabama, McGriff Siebels & Williams, and Colonial Insurance Agency, through a competitive bidding process. The premiums paid to these unaffiliated insurance brokers and agents (as they deducted their commissions prior to paying the carriers) totaled $5.8 million, $5.7 million, and $5.0 million for 2010, 2009 and 2008, respectively. The aggregate amounts paid by CRLP to Colonial Insurance Agency, Inc., either directly or indirectly, for these services during the years ended December 31, 2010, 2009 and 2008 were $0.7 million, $0.6 million, and $0.5 million, respectively. In addition, in 2010, CRLP entered into an arrangement with an insurance carrier to advertise for its renter's insurance program at CRLP's multifamily properties. Pursuant to this arrangement, Colonial Insurance Agency, which serves as the insurance carrier's broker, paid CRLP $0.2 million in 2010 in advertising fees. Neither Mr. T. Lowder nor Mr. J.

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

Other than a specific procedure for reviewing and approving related party construction activities, the Trust has not adopted a formal policy for the review and approval of related persons’ transactions generally. Pursuant to its charter, our audit committee reviews and discusses with management any such transaction if deemed material and relevant to an understanding of CRLP’s financial statements. Our policies and practices may not be successful in eliminating the influence of conflicts.

21.     Net (Loss) Income Per Unit

The following table sets forth the computation of the components basic and diluted earnings per share:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$(36,432)	$13,432	$(74,110)
Less:
Income allocated to participating securities	(373)	(185)	(716)
Noncontrolling interest of limited partners - continuing operations	103	(999)	(531)
Distributions to limited partner preferred unitholders	(7,161)	(7,250)	(7,251)
Distributions to general partner preferred unitholders	(5,649)	(8,142)	(8,773)
Preferred unit repurchase gains	3,000	—	—
Preferred unit issuance costs, net of discount	(4,868)	25	(27)
(Loss) income from continuing operations available to common unitholders	$(51,380)	$(3,119)	$(91,408)
Denominator:
Denominator for basic net income per share — weighted average common units	79,536	61,785	56,904
Effect of dilutive securities	—	—	—
Denominator for diluted net income per share — adjusted weighted average common units	79,536	61,785	56,904

For the years ended December 31, 2010, 2009 and 2008, CRLP reported a net loss from continuing operations (after preferred dividends), and as such, calculated dilutive unit equivalents have been excluded from per unit computations because including such units would be anti-dilutive. For the years ended December 31, 2010 and 2008 there were 55,802 and 56,587 dilutive unit equivalents, respectively, excluded from the computation of diluted net (loss) income per unit. For the year ended December 31, 2009, there were no dilutive unit equivalents. For the years ended December 31, 2010, 2009 and 2008, 1,001,237, 1,280,993 and 1,165,240 outstanding share options, respectively, were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

22.     Subsequent Events

Acquisition

On February 24, 2011, CRLP acquired Verde Oak Park (Colonial Grand at Wells Branch), a 336-unit multifamily apartment community located in Austin, Texas, for $28.4 million. The transaction was funded from borrowings on CRLP's unsecured credit facility and by proceeds received from shares issued under the Trust's "at-the-market" continuous equity offering program.

At-the-Market Equity Offering Program

In 2011, the Trust has issued 2,271,425 common shares (through February 24, 2011), generating net proceeds of $42.7 million, at an average price of $19.20 per share. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 2,271,425 common units to the Trust, at a weighted average issue price of $19.20 per unit, for the common shares issued by the Trust in the equity offering program.

Board of Trustees Appointment

During January 2011, Edwin M. "Mac" Crawford, the former Chairman and Chief Executive Officer of Caremark Rx Inc., was appointed to the Trust's Board of Trustees, effective January 26, 2011. Mr. Crawford's current term will run through the Trust's 2011 annual shareholders meeting on April 27, 2011, and Mr. Crawford will stand for election at that meeting. In addition, on January 26, 2011, Glade M. Knight notified the Trust's Board of Trustees that he will not stand for reelection at the Trust's 2011 annual shareholder's meeting. As a result, on January 26, 2011, the Trust's Board of Trustees approved a decrease in the size of the board from eleven trustees effective upon the expiration of Mr. Knight's current term, which expires at the 2011 annual shareholder's meeting.

  Distribution

During January 2011, the Trust’s Board of Trustees declared a cash distribution on the common shares of the Trust and on the partnership units of CRLP in the amount of $0.15 per share and per partnership unit, totaling an aggregate of approximately $12.9 million. The distribution was made to shareholders and partners of record as of February 7, 2011, and was paid on February 14, 2011. The Trust’s Board of Trustees reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

23.     Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009. The information provided herein has been reclassified in accordance with ASC 205-20, Discontinued Operations, and adjusted to reflect ASC 260, Earnings per Unit, for all periods presented.

2010
($ in thousands, except per unit data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$90,713	$91,739	$91,119	$93,438
Loss from continuing operations	(9,909)	(9,265)	(11,121)	(6,034)
Loss from discontinued operations	(72)	(27)	(359)	(1,657)
Net loss attributable to CRLP	(9,981)	(9,292)	(11,480)	(7,691)
Distributions to preferred unitholders	(3,846)	(3,846)	(3,394)	(1,724)
Preferred unit repurchase gains	—	—	—	3,000
Preferred unit issuance costs write-off	—	—	(3,550)	(1,318)
Net loss available to common unitholders	$(13,827)	$(13,138)	$(18,424)	$(7,733)
Net loss per unit:
Basic	$(0.19)	$(0.17)	$(0.23)	$(0.09)
Diluted	$(0.19)	$(0.17)	$(0.23)	$(0.09)
Weighted average common units outstanding:
Basic	74,582	77,209	81,782	84,453
Diluted	74,582	77,209	81,782	84,453

2009
($ in thousands, except per unit data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$84,295	$85,494	$84,417	$86,548
Income (loss) from continuing operations	19,240	2,953	(621)	(9,139)
Income (loss) from discontinued operations	1,056	(1,346)	380	2,253
Net income (loss) attributable to CRLP	20,296	1,607	(241)	(6,886)
Distributions to preferred unitholders	(3,886)	(3,850)	(3,810)	(3,846)
Preferred unit issuance costs write-off	(5)	—	30	—
Net income (loss) available to common unitholders	$16,405	$(2,243)	$(4,021)	$(10,732)
Net income (loss) per unit:
Basic	$0.29	$(0.04)	$(0.06)	$(0.15)
Diluted	$0.29	$(0.04)	$(0.06)	$(0.15)
Weighted average common units outstanding:
Basic	57,025	57,378	59,112	73,437
Diluted	57,025	57,378	59,112	73,437

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Colonial Properties Trust and the Partners of Colonial Realty Limited Partnership
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Colonial Realty Limited Partnership and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the years ended December 31, 2010 and 2009. Our audits also included the financial statement schedules as of December 31, 2010 and 2009 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 28, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Trustees of Colonial Properties Trust
and Partners of Colonial Realty Limited Partnership:

In our opinion, the consolidated statements of operations and comprehensive loss, of equity and of cash flows for the year ended December 31, 2008 present fairly, in all material respects, the results of operations and cash flows of Colonial Realty Limited Partnership and its subsidiaries (the "Company") for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 27, 2009, except for the effects of the changes in disclosure for reportable segments discussed in Note 10, the changes in noncontrolling interest discussed in Note 2, and changes in earnings per unit discussed in Note 2, collectively as to which the date is May 21, 2009 and except for changes in items reflected in discontinued operations discussed in Note 5, as to which the date is February 28, 2011

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.     Controls and Procedures.

Controls and Procedures with respect to the Trust

Evaluation of Disclosure Controls and Procedure

The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. An evaluation was performed under the supervision and with the participation of management, including the Trust’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2010 of the design and operation of the Trust's disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on this evaluation, the Trust’s Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust's internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Colonial Properties Trust is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Trust’s annual financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of the Trust’s Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2010, the Trust maintained effective internal control over financial reporting.

The effectiveness of the Trust's internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Controls and Procedures with respect to CRLP

Evaluation of Disclosure Controls and Procedure

CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. An evaluation was performed under the supervision and with the participation of management, including the Trust’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of December 31, 2010 of the design and operation of CRLP's disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on this evaluation, the Trust’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in CRLP's internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, CRLP's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Colonial Properties Trust, acting on behalf of the Trust in its capacity as the general partner of CRLP, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. CRLP’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of CRLP’s annual financial statements, management has undertaken an assessment of the effectiveness of CRLP’s internal control over financial reporting as of December 31, 2010. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by COSO. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of the Trust’s Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2010, CRLP maintained effective internal control over financial reporting.

The effectiveness of CRLP's internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Colonial Properties Trust
Birmingham, Alabama

We have audited the internal control over financial reporting of Colonial Properties Trust and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Colonial Properties and the Partners of Colonial Realty Limited Partnership
Birmingham, Alabama

We have audited the internal control over financial reporting of Colonial Realty Limited Partnership and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 28, 2011

Item 9B.     Other Information.

None.

PART III

Item 10.     Trustees, Executive Officers and Corporate Governance.

The information required by this item with respect to trustees, compliance with the Section 16(a) reporting requirements, procedures relating to trustee nominations, the audit committee and the audit committee financial expert is hereby incorporated by reference from the material appearing in our definitive proxy statement for the annual meeting of shareholders to be held in 2011 (the “Proxy Statement”) under the captions “Election of Trustees — Nominees for Election,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding Trustees and Corporate Governance — Committees of the Board of Trustees — Audit Committee,” “Information Regarding Trustees and Corporate Governance — Committee Membership,” respectively. Information required by this item with respect to executive officers is provided in Item 1 of this Form 10-K. See “Executive Officers of the Company.” Information required by this item with respect to the availability of our code of ethics is provided in Item 1 of this Form 10-K. See “Item 1-Available Information.”

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information with respect to the Trust pertaining to security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Voting Securities Held by Principal Shareholders and Management.”

The following table sets forth information regarding the beneficial ownership of CRLP units as of February 7, 2011 for:

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

Name of Beneficial Owner	Number of Units		Percent of Units (1)
Colonial Properties Trust	78,940,522		91.6%
Thomas H. Lowder	724,765	(2)	0.8%
James K. Lowder	724,831	(3)	0.8%
Carl F. Bailey	—		*
Edwin M. Crawford	—		*
M. Miller Gorrie	266,523	(4)	*
William M. Johnson	230,200		*
Glade M. Knight	—		*
Herbert A. Meisler	17,595		*
Claude B. Nielsen	5,865		*
Harold W. Ripps	1,925,975		2.2%
John W. Spiegel	—		*
C. Reynolds Thompson, III	—		*
Jerry A. Brewer	—		*
Paul F. Earle	—		*
John P. Rigrish	17,595	(5)	*
All executive officers and trustees as a group (17 persons)	3,913,349		4.5%
_________________________
Footnotes on following page

*    Less than 1%

(1)	The number of units outstanding as of February 7, 2011 was 7,281,935.

(2)	Includes 89,415 units owned by Thomas H. Lowder Investments, LLC, and 635,350 units directly owned by Thomas H. Lowder.

(3)
Includes 89,285 units owned by James K. Lowder Investments, LLC, 195 units held in trust for the benefit of James K. Lowder’s children and 635,351 units directly owned by James K. Lowder, 543,392 of which are pledged to a bank loan.

(4)	Includes 157,140 units owned by MJE, LLC, and 109,383 units directly owned by Mr. Gorrie.

(5)	Includes 17,595 units owned directly by Mr. Rigrish, which are pledged to a bank loan.

The following table summarizes information, as of December 31, 2010, relating to the Trust’s equity compensation plans pursuant to which options to purchase common shares and restricted common shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,306,060	(2)	$19.84	4,120,447
Equity compensation plans not approved by security holders	—		—	—
Total	2,306,060		$19.84	4,120,447
_________________________

(1)
These plans include the Trust's 2008 Omnibus Incentive Plan, Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended in 1998 and 2006, Non-Employee Trustee Share Plan, as amended in 1997, and Trustee Share Option Plan, as amended in 1997.

(2)	Includes 635,475 restricted shares that had not vested as of December 31, 2010.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Information Regarding Trustees and Corporate Governance — Board of Trustees Assessment of Independence.”

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

Part IV

Item 15.     Exhibits and Financial Statement Schedules.

15(a)(1) Financial Statements

The following financial statements of Trust are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

The following financial statements of CRLP are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

15(a)(3) Exhibits

Exhibit No.	Exhibit	Reference
3.1	Declaration of Trust of the Trust, as amended	Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2010

3.2	Bylaws of the Trust, as amended	Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed with the SEC on February 1, 2010

4.1	Indenture dated as of July 22, 1996, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 4.1 to CRLP’s Annual Report on Form 10-K/A filed with the SEC on October 10, 2003

Exhibit No.	Exhibit	Reference
4.2	First Supplemental Indenture dated as of December 31, 1998, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)
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

10.20	Non-employee Trustee Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993

10.21	Non-Competition Agreement, dated May 4, 2007, among Colonial Realty Limited Partnership, Colonial Properties Trust and Thomas H. Lowder †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

Exhibit No.	Exhibit	Reference
10.22	Officers and Trustees Indemnification Agreement †
Incorporated by reference to Exhibit 10.7 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.23	Partnership Agreement of CPSLP
Incorporated by reference to Exhibit 10.8 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.24	First Amendment to Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.28.1 to the Trust’s Annual Report on Form 10-K for the period ended December 31, 2005
10.25	Articles of Incorporation of Colonial Real Estate Services, Inc., predecessor of CPSI, as amended
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

10.27	Credit Agreement dated as of March 22, 2005, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wachovia Bank, as Agent for the Lenders, and the Lenders named therein	Incorporated by reference to Exhibit 10.38 to the Trust’s Current Report on Form 8-K filed with the SEC on March 25, 2005

10.28	First Amendment to Credit Agreement, dated June 2, 2006, among CRLP, the Trust, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.29	Second Amendment to Credit Agreement, dated June 21, 2007, among CRLP, the Trust, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on July 24, 2007

10.30	Form of Restricted Share Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.31	Form of Restricted Share Agreement (50%/25%/25% vesting) †	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.32	Form of Restricted Share Agreement (33 1/3% per year vesting) †	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.33	Form of Restricted Share Agreement (60%/40% vesting) †	Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.34	Form of Restricted Share Agreement (eighth anniversary vesting) †	Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.35	Form of Share Option Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.36	Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.37	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.38	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Performance Share Agreement †	Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.39	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

Exhibit No.	Exhibit	Reference
10.40	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Share Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.41	2008 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.44 to the Trust's Annual Report on Form 10-K for the period ending December 31, 2008

10.41.1	Summary of the 2010 Annual Incentive Plan of the Trust	Incorporated by reference to Exhibit 10.1 of the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.41.2	Form of Colonial Properties Trust Non-Qualified Share Option Agreement (Employee Form) †	Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K filed with the SEC on April 29, 2008

10.41.3	Form of Colonial Properties Trust Non-Qualified Share Option Agreement (Trustee Form) †	Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K filed with the SEC on April 29, 2008

10.41.4	Form of Colonial Properties Trust Restricted Share Agreement (Employee Form) †	Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K filed with the SEC on April 29, 2008

10.41.5	Form of Colonial Properties Trust Restricted Share Agreement (Trustee Form) †	Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K filed with the SEC on April 29, 2008

10.42	Master Credit Facility Agreement by and between CMF 15 Portfolio LLC, as Borrower, CRLP, as Guarantor, and PMC ARCS LLC, as Lender	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.43	Fixed Facility Note (Standard Maturity) dated February 27, 2009, in the original principal amount of $259 million made by CMF 15 Portfolio LLC to the order of PNC ARCS LLC	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.44	Fixed Facility Note (Standard Maturity) dated February 27, 2009, in the original principal amount of $91 million made by CMF 15 Portfolio LLC to the order of PNC ARCS LLC	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.45	Master Credit Facility Agreement by and between CMF 7 Portfolio LLC, as Borrower, CRLP, as Guarantor, and Grandbridge Real Estate Capital LLC, as Lender.	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.46	Fixed Facility Note (Standard Maturity) dated May 29, 2009, in the original principal amount of $145.2 million made by CMF 7 Portfolio LLC to the order of Grandbridge Real Estate Capital LLC.	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.47	Fixed Facility Note (Standard Maturity) dated May 29, 2009, in the original principal amount of $11.2 million made by CMF 7 Portfolio LLC to the order of Grandbridge Real Estate Capital LLC.	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.48	Equity Distribution Agreement, dated May 22, 2009, by and among the Trust, CRLP and Wachovia Capital Markets, LLC, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust’s Current Report on Form 8-K filed with the SEC on May 22, 2009

10.49
Purchase Agreement, dated as of September 30, 2009, by and among the Trust, CRLP, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and UBS Securities LLC, as representatives of the several underwriters
Incorporated by reference to Exhibit 1.1 to the Trust’s Current Report on Form 8-K filed with the SEC on October 2, 2009

10.50	Agreement for Purchase of Membership Interests, dated November 25, 2009, by and among CRTP OP, LLC, ACP Fitness Center LLC, Colonial Office JV LLC and Colonial Properties Services, Inc.	Incorporated by reference to Exhibit 10.56 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2009

10.51	Redemption of Membership Interests Agreement, dated November 25, 2009, by and among Colonial Office JV LLC, CRTP OP LLC and DRA CRT Acquisition Corp.	Incorporated by reference to Exhibit 10.57 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2009

10.52	Equity Distribution Agreement, dated December 10, 2010, by and among the Trust, CRLP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed with the SEC on December 10, 2010

10.53	Equity Distribution Agreement, dated December 10, 2010, by and among the Trust, CRLP and Wells Fargo Securities LLC, as Agent	Incorporated by reference to Exhibit 1.2 to the Trust's Current Report on Form 8-K filed with the SEC on December 10, 2010

10.54	Equity Distribution Agreement, dated July 30, 2010, by and among the Trust, CRLP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed with the SEC on July 30, 2010

10.55	Equity Distribution Agreement, dated July 30, 2010, by and among the Trust, CRLP and Wells Fargo Securities LLC, as Agent	Incorporated by reference to Exhibit 1.2 to the Trust's Current Report on Form 8-K filed with the SEC on July 30, 2010

Exhibit No.	Exhibit	Reference
10.56	Equity Distribution Agreement, dated March 4, 2010, by and among the Trust, CRLP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed with the SEC on March 5, 2010

10.57	Equity Distribution Agreement, dated March 4, 2010, by and among the Trust, CRLP and Wells Fargo Securities LLC, as Agent	Incorporated by reference to Exhibit 1.2 to the Trust's Current Report on Form 8-K filed with the SEC on March 5, 2010

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Distributions	Filed herewith

12.2	Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

23.2	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Trust CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Trust CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	CRLP CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	CRLP CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Trust CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Trust CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	CRLP CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.4	CRLP CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
________________________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

Colonial Properties Trust

By:	/s/ Thomas H. Lowder
Thomas H. Lowder
Chairman of the Board and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2011.

Signature

/s/ Thomas H. Lowder	Chairman of the Board and Chief Executive Officer
Thomas H. Lowder	(Principal Executive Officer)

/s/ C. Reynold Thompson, III	President and Chief Financial Officer
C. Reynolds Thompson, III	(Principal Financial Officer)

/s/ Bradley P. Sandidge	Executive Vice President — Accounting
Bradley P. Sandidge	(Principal Accounting Officer)

/s/ Carl F. Baily
Carl F. Bailey	Trustee

/s/ Edwin M. Crawford
Edwin M. Crawford	Trustee

/s/ M. Miller Gorrie
M. Miller Gorrie	Trustee

/s/ William M. Johnson
William M. Johnson	Trustee

/s/ Glade M. Knight
Glade M. Knight	Trustee

/s/ James K. Lowder
James K. Lowder	Trustee

/s/ Herbert A. Meisler
Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen
Claude B. Nielsen	Trustee

/s/ Harold W. Ripps
Harold W. Ripps	Trustee

/s/ John W. Spiegel
John W. Spiegel	Trustee

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

COLONIAL REALTY LIMITED PARTNERSHIP
a Delaware limited partnership
By:	Colonial Properties Trust, its general partner

By:	/s/ Thomas H. Lowder
Thomas H. Lowder
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Colonial Properties Trust indicated on February 28, 2011.

Signature

/s/ Thomas H. Lowder	Chairman of the Board and Chief Executive Officer
Thomas H. Lowder	(Principal Executive Officer)

/s/ C. Reynolds Thomspon, III	President and Chief Financial Officer
C. Reynolds Thompson, III	(Principal Financial Officer)

/s/ Bradley P. Sandidge	Executive Vice President — Accounting
Bradley P. Sandidge	(Principal Accounting Officer)

/s/ Carl F. Bailey
Carl F. Bailey	Trustee

/s/ Edwin M. Crawford
Edwin M. Crawford	Trustee

/s/ M. Miller Gorrie
M. Miller Gorrie	Trustee

/s/ William M. Johnson
William M. Johnson	Trustee

/s/ Glade M. Knight
Glade M. Knight	Trustee

/s/ James K. Lowder
James K. Lowder	Trustee

/s/ Herbert A. Meisler
Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen
Claude B. Nielsen	Trustee

/s/ Harold W. Ripps
Harold W. Ripps	Trustee

/s/ John W. Spiegel
John W. Spiegel	Trustee

Colonial Properties Trust
Index to Financial Statement Schedules

S-1	Schedule II — Valuation and Qualifying Accounts and Reserves

S-2	Schedule III — Real Estate and Accumulated Depreciation

Appendix S-1
SCHEDULE II
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
($ in thousands)

Description	Beginning Balance of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance End of Period
Allowance for uncollectable accounts deducted from accounts receivable in the balance sheet
December 31, 2010	$1,688	499	—		(499)	(1)	$1,688
December 31, 2009	$999	1,209	—		(520)	(1)	$1,688
December 31, 2008	$2,259	669	—		(1,929)	(1)	$999
Allowance for uncollectable accounts deducted from notes receivable in the balance sheet
December 31, 2010	$1,850	—	—		(1,601)	(1)	$249
December 31, 2009	$1,500	—	350	(2)	—		$1,850
December 31, 2008	—	—	1,500	(3)	—		$1,500
Allowance for straight line rent deducted from other assets in the balance sheet
December 31, 2010	$830	—	133	(4)	(162)	(1)	$801
December 31, 2009	$323	—	507	(4)	—		$830
December 31, 2008	$330	—	175	(4)	(182)	(5)	$323
Valuation allowance deducted from deferred tax assets on the balance sheet
December 31, 2010	$32,600	5,892	—		—		$38,492
December 31, 2009	$34,283	6,218	—		(7,901)		$32,600
December 31, 2008	—	34,283	—		—		$34,283
________________________

(1)	Uncollectible accounts written off, and payments received on previously written-off accounts.

(2)
Of the $0.4 million, $0.1 million was netted against (Loss) gain from sales of property on the Consolidated Statements of Operations and Comprehensive Income (Loss) and $0.3 million was added back to Undeveloped Land and Construction in Progress on the Consolidated Balance Sheets.

(3)	Amounts netted against other non property-related revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(4)	Amounts netted against minimum rent in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(5)	Amounts reversed upon sale of property or property deferred rent equals zero.

Appendix S-2
SCHEDULE III
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Multifamily:
Ashley Park	—	3,702,098	15,332,923	1,933,819	3,702,098	17,266,742	20,968,840	(5,227,113)	1988	2005	3-40 Years
Autumn Hill	—	7,146,496	24,811,026	3,676,816	7,146,496	28,487,842	35,634,338	(6,665,374)	1970	2005	3-40 Years
Autumn Park	—	4,407,166	35,387,619	1,159,840	4,407,166	36,547,458	40,954,624	(5,816,573)	2001/04	2005	3-40 Years
Brookfield	—	1,541,108	6,022,656	1,183,168	1,541,108	7,205,824	8,746,932	(2,324,576)	1984	2005	3-40 Years
Colonial Grand at Arringdon	18,104,424	3,016,358	23,295,172	1,274,835	3,016,358	24,570,007	27,586,365	(6,310,602)	2003	2004	3-40 Years
Coloinal Grand at Ashton Oaks	—	3,659,400	—	30,623,297	5,259,160	29,023,537	34,282,697	(2,810,192)	2009	2007	3-40 Years
Colonial Grand at Ayrsley	—	4,261,351	—	32,003,188	6,970,497	29,294,042	36,264,539	(4,459,358)	2008	2006	3-40 Years
Colonial Grand at Barrett Creek	18,378,000	3,320,000	27,237,381	782,366	3,320,000	28,019,747	31,339,747	(5,965,559)	1999	2005	3-40 Years
Colonial Grand at Bear Creek	22,567,667	4,360,000	32,029,388	1,457,167	4,360,000	33,486,555	37,846,555	(7,388,444)	1998	2005	3-40 Years
Colonial Grand at Bellevue	22,400,000	3,490,000	31,544,370	2,135,022	3,490,986	33,678,406	37,169,392	(6,984,223)	1996	2005	3-40 Years
Colonial Grand at Berkeley Lake	—	1,800,000	16,551,734	698,223	1,800,000	17,249,957	19,049,957	(4,427,746)	1998	2004	3-40 Years
Colonial Grand at Beverly Crest	14,521,257	2,400,000	20,718,143	2,557,371	2,400,000	23,275,514	25,675,514	(5,720,028)	1996	2004	3-40 Years
Colonial Grand at Brier Creek	—	3,640,000	33,742,241	—	3,640,000	33,742,241	37,382,241	(267,638)	2010	2010	3-40 Years
Colonial Grand at Canyon Creek	15,374,935	4,032,000	24,272,721	33,803	4,032,000	24,306,524	28,338,524	(3,858,376)	2008	2005	3-40 Years
Colonial Grand at Crabtree Valley	9,869,425	2,100,000	15,272,196	1,262,549	2,100,000	16,534,745	18,634,745	(3,362,812)	1997	2005	3-40 Years
Colonial Grand at Cypress Cove	—	3,960,000	24,721,680	1,979,902	3,960,000	26,701,582	30,661,582	(4,661,152)	2001	2006	3-40 Years
Colonial Grand at Desert Vista	—	12,000,000	—	39,948,881	13,592,844	38,356,037	51,948,881	(3,273,979)	2009	2007	3-40 Years
Colonial Grand at Edgewater	26,456,000	1,540,000	12,671,606	16,966,029	2,602,325	28,575,310	31,177,635	(13,692,673)	1990	1994	3-40 Years
Colonial Grand at Godley Station	16,424,746	1,594,008	27,057,678	1,095,785	1,894,008	27,853,462	29,747,470	(4,340,026)	2001	2006	3-40 Years
Colonial Grand at Hammocks	—	3,437,247	26,514,000	2,080,775	3,437,247	28,594,775	32,032,022	(5,923,884)	1997	2005	3-40 Years
Colonial Grand at Heather Glen	—	3,800,000	—	36,072,602	4,134,235	35,738,367	39,872,602	(13,636,258)	2000	1998	3-40 Years
Colonial Grand at Heathrow	19,298,813	2,560,661	17,612,990	2,389,121	2,674,133	19,888,639	22,562,772	(9,181,627)	1997	1994/97	3-40 Years
Colonial Grand at Huntersville	14,165,000	3,593,366	—	22,563,401	5,439,551	20,717,216	26,156,767	(3,101,045)	2008	2006	3-40 Years
Colonial Grand at Inverness Commons	—	6,976,500	33,892,731	740,156	6,976,500	34,632,887	41,609,387	(5,359,657)	2001	2006	3-40 Years
Colonial Grand at Lakewood Ranch	—	2,320,442	—	24,588,739	2,359,875	24,549,307	26,909,182	(9,351,907)	1999	1997	3-40 Years
Colonial Grand at Legacy Park	—	2,212,005	23,076,117	1,365,111	2,212,005	24,441,228	26,653,233	(4,505,619)	2001	2005	3-40 Years
Colonial Grand at Liberty Park	16,702,589	2,296,019	—	26,698,037	2,296,019	26,698,037	28,994,056	(10,732,514)	2000	1998	3-40 Years
Colonial Grand at Madison	21,473,000	1,689,400	—	22,698,006	1,831,550	22,555,855	24,387,405	(9,178,663)	2000	1998	3-40 Years
Colonial Grand at Mallard Creek	14,646,982	2,911,443	1,277,575	16,642,404	3,320,438	17,510,984	20,831,422	(3,949,790)	2005	2003	3-40 Years
Colonial Grand at Mallard Lake	16,532,859	3,020,000	24,070,350	1,872,431	3,020,000	25,942,781	28,962,781	(5,495,941)	1998	2005	3-40 Years
Colonial Grand at Matthews Commons	—	2,026,288	—	19,425,453	3,002,207	18,449,534	21,451,741	(2,179,345)	2008	2007	3-40 Years
Colonial Grand at McDaniel Farm	—	4,240,000	36,239,339	1,662,620	4,240,000	37,901,959	42,141,959	(7,175,591)	1997	2006	3-40 Years
Colonial Grand at McGinnis Ferry	23,887,781	5,000,114	34,600,386	1,714,520	5,000,114	36,314,906	41,315,020	(8,723,567)	1997	2004	3-40 Years
Colonial Grand at Mount Vernon	14,364,100	2,130,000	24,943,402	1,160,391	2,130,000	26,103,793	28,233,793	(6,636,251)	1997	2004	3-40 Years
Colonial Grand at OldTown Scottsdale North	—	4,837,040	5,271,474	24,048,360	4,837,040	29,319,833	34,156,873	(4,639,009)	2001	2006	3-40 Years

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Colonial Grand at OldTown Scottsdale South	—	6,139,320	6,558,703	30,402,071	6,139,320	36,960,774	43,100,094	(5,913,128)	2001	2006	3-40 Years
Colonial Grand at Onion Creek	—	3,505,449	—	28,725,388	5,127,405	27,103,432	32,230,837	(3,833,041)	2009	2005	3-40 Years
Colonial Grand at Patterson Place	14,395,531	2,016,000	19,060,725	1,351,637	2,016,000	20,412,362	22,428,362	(5,111,408)	1997	2004	3-40 Years
Colonial Grand at Pleasant Hill	—	6,024,000	38,454,690	2,628,280	6,006,978	41,099,992	47,106,970	(7,089,759)	1996	2006	3-40 Years
Colonial Grand at Quarterdeck	—	9,123,452	12,297,699	1,298,510	9,123,452	13,596,209	22,719,661	(3,414,895)	1987	2005	3-40 Years
Colonial Grand at River Oaks	11,147,000	2,160,000	17,424,336	2,231,367	2,160,000	19,655,703	21,815,703	(5,159,672)	1992	2004	3-40 Years
Colonial Grand at River Plantation	—	2,320,000	19,669,298	1,923,734	2,320,000	21,593,032	23,913,032	(5,662,980)	1994	2004	3-40 Years
Colonial Grand at Riverchase Trails	—	3,450,000	20,655,764	617,224	3,450,000	21,272,988	24,722,988	(501,575)	2010	2010	3-40 Years
Colonial Grand at Round Rock	22,944,843	2,647,588	—	32,561,119	2,700,769	32,507,938	35,208,707	(6,475,141)	1997	2004	3-40 Years
Colonial Grand at Scottsdale	—	3,780,000	25,444,988	578,957	3,780,000	26,023,945	29,803,945	(4,632,679)	1999	2006	3-40 Years
Colonial Grand at Seven Oaks	19,774,000	3,439,125	19,943,544	1,644,619	3,439,125	21,588,163	25,027,288	(6,244,089)	2004	2004	3-40 Years
Colonial Grand at Shiloh	28,539,612	5,976,000	43,556,770	1,493,491	5,976,000	45,050,261	51,026,261	(7,855,499)	2002	2006	3-40 Years
Colonial Grand at Silverado	—	2,375,425	17,744,643	718,760	2,375,425	18,463,403	20,838,828	(4,646,123)	2005	2003	3-40 Years
Colonial Grand at Silverado Reserve	—	2,392,000	—	22,118,401	2,726,325	21,784,076	24,510,401	(4,285,374)	2005	2003	3-40 Years
Colonial Grand at Sugarloaf	—	2,500,000	21,811,418	1,337,593	2,500,000	23,149,011	25,649,011	(5,858,624)	2002	2004	3-40 Years
Colonial Grand at Town Park	31,434,000	2,647,374	—	36,964,519	3,110,118	36,501,775	39,611,893	(14,637,063)	2005	2004	3-40 Years
Colonial Grand at Town Park Reserve	—	867,929	—	9,095,452	957,784	9,005,597	9,963,381	(2,167,395)	2004	2004	3-40 Years
Colonial Grand at Trinity Commons	30,500,000	5,333,807	35,815,269	1,844,487	5,333,807	37,659,756	42,993,563	(6,405,308)	2000/02	2005	3-40 Years
Colonial Grand at University Center	—	1,872,000	12,166,656	691,546	1,872,000	12,858,202	14,730,202	(2,215,425)	2005	2006	3-40 Years
Colonial Grand at Valley Ranch	25,400,000	2,805,241	38,037,251	3,363,056	2,805,241	41,400,307	44,205,548	(7,435,687)	1997	2005	3-40 Years
Colonial Grand at Wilmington	27,100,000	3,344,408	30,554,367	2,405,581	3,344,408	32,959,948	36,304,356	(5,970,708)	1998/2002	2005	3-40 Years
Colonial Reserve at West Franklin	—	4,743,279	14,416,319	7,163,306	4,743,279	21,579,625	26,322,904	(5,484,029)	1964/65	2005	3-40 Years
Colonial Village at Ashford Place	—	537,600	5,839,838	1,287,474	537,600	7,127,312	7,664,912	(3,022,037)	1983	1996	3-40 Years
Colonial Village at Canyon Hills	—	2,345,191	11,274,917	1,234,369	2,345,191	12,509,286	14,854,477	(2,675,079)	1996	2005	3-40 Years
Colonial Village at Chancellor Park	—	4,080,000	23,213,840	1,599,918	4,080,000	24,813,758	28,893,758	(4,576,977)	1999	2006	3-40 Years
Colonial Village at Charleston Place	—	1,124,924	7,367,718	1,636,758	1,124,924	9,004,476	10,129,400	(2,439,520)	1986	2005	3-40 Years
Colonial Village at Chase Gayton	—	3,270,754	26,910,024	2,114,183	3,270,754	29,024,207	32,294,961	(8,779,490)	1984	2005	3-40 Years
Colonial Village at Cypress Village (6)	—	5,839,590	—	22,479,780	3,448,450	24,870,920	28,319,370	(2,058,571)	2008	2006	3-40 Years
Colonial Village at Deerfield	—	2,032,054	14,584,057	1,659,809	2,032,054	16,243,866	18,275,920	(3,539,232)	1985	2005	3-40 Years
Colonial Village at Godley Lake	—	1,053,307	—	25,667,408	2,958,793	23,761,922	26,720,715	(3,163,500)	2008	2007	3-40 Years
Colonial Village at Grapevine	—	6,221,164	24,463,050	2,582,144	6,221,164	27,045,194	33,266,358	(5,853,625)	1985/86	2005	3-40 Years
Colonial Village at Greenbrier	—	2,620,216	25,498,161	1,217,569	2,620,216	26,715,730	29,335,946	(4,894,584)	1980	2005	3-40 Years
Colonial Village at Greentree	—	1,920,436	10,288,950	1,353,526	1,878,186	11,684,726	13,562,912	(2,574,661)	1984	2005	3-40 Years
Colonial Village at Greystone	13,532,000	3,155,483	28,875,949	2,392,028	3,155,483	31,267,976	34,423,459	(5,518,724)	1998/2000	2005	3-40 Years
Colonial Village at Hampton Glen	—	3,428,098	17,966,469	1,845,958	3,428,098	19,812,427	23,240,525	(4,684,526)	1986	2005	3-40 Years
Colonial Village at Hampton Pointe	—	8,875,840	15,359,217	1,608,885	8,875,840	16,968,102	25,843,942	(4,207,161)	1986	2005	3-40 Years
Colonial Village at Harbour Club	—	3,209,585	20,094,356	1,872,298	3,209,585	21,966,654	25,176,239	(4,629,156)	1988	2005	3-40 Years
Colonial Village at Highland Hills	—	1,981,613	17,112,176	1,124,788	1,981,613	18,236,964	20,218,577	(4,866,186)	1987	2005	3-40 Years
Colonial Village at Huntington	—	1,315,930	7,605,360	1,320,980	1,315,930	8,926,340	10,242,270	(2,057,401)	1986	2005	3-40 Years
Colonial Village at Huntleigh Woods	—	745,600	4,908,990	2,257,575	730,688	7,181,477	7,912,165	(3,394,508)	1978	1994	3-40 Years
Colonial Village at Inverness	—	2,349,487	16,279,416	14,603,094	2,936,991	30,295,006	33,231,997	(15,908,356)	1986/87/90/97	1986/87/90/97	3-40 Years
Colonial Village at Main Park	—	1,208,434	10,235,978	1,306,466	1,208,434	11,542,444	12,750,878	(2,758,530)	1984	2005	3-40 Years

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Colonial Village at Marsh Cove	—	2,023,460	11,095,073	1,741,032	2,023,460	12,836,105	14,859,565	(3,497,565)	1983	2005	3-40 Years
Colonial Village at Matthews	14,576,301	2,700,000	20,295,989	942,415	2,700,000	21,238,404	23,938,404	(2,735,066)	2008	2008	3-40 Years
Colonial Village at Meadow Creek	—	1,548,280	11,293,190	1,216,218	1,548,280	12,509,409	14,057,689	(3,488,507)	1984	2005	3-40 Years
Colonial Village at Mill Creek	—	2,153,567	9,331,910	960,838	2,153,567	10,292,749	12,446,316	(3,827,379)	1984	2005	3-40 Years
Colonial Village at North Arlington	—	2,439,102	10,804,027	1,209,596	2,439,102	12,013,623	14,452,725	(2,888,980)	1985	2005	3-40 Years
Colonial Village at Oakbend	20,304,614	5,100,000	26,260,164	1,784,332	5,100,000	28,044,496	33,144,496	(4,850,253)	1997	2006	3-40 Years
Colonial Village at Pinnacle Ridge	—	1,212,917	8,499,638	963,016	1,212,917	9,462,654	10,675,571	(2,502,821)	1951/85	2005	3-40 Years
Colonial Village at Quarry Oaks	25,145,033	5,063,500	27,767,505	2,203,475	5,063,500	29,970,980	35,034,480	(6,296,221)	1996	2003	3-40 Years
Colonial Village at Shoal Creek	21,373,278	4,080,000	29,214,707	2,338,340	4,080,000	31,553,047	35,633,047	(5,988,285)	1996	2006	3-40 Years
Colonial Village at Sierra Vista	10,215,170	2,320,000	11,370,600	1,223,179	2,308,949	12,604,830	14,913,779	(3,418,669)	1999	2004	3-40 Years
Colonial Village at South Tryon	—	1,510,535	14,696,088	754,246	1,510,535	15,450,334	16,960,869	(2,819,733)	2002	2005	3-40 Years
Colonial Village at Stone Point	—	1,417,658	9,291,464	1,119,231	1,417,658	10,410,695	11,828,353	(2,950,100)	1986	2005	3-40 Years
Colonial Village at Timber Crest	13,079,486	2,284,812	19,010,168	1,461,861	2,284,812	20,472,029	22,756,841	(3,724,060)	2000	2005	3-40 Years
Colonial Village at Tradewinds	—	5,220,717	22,479,977	1,942,491	5,220,717	24,422,468	29,643,185	(4,935,688)	1988	2005	3-40 Years
Colonial Village at Trussville	—	1,504,000	18,800,253	3,392,366	1,510,409	22,186,210	23,696,619	(9,781,268)	1996/97	1997	3-40 Years
Colonial Village at Twin Lakes	25,400,000	4,966,922	29,925,363	1,603,032	5,624,063	30,871,254	36,495,317	(7,817,522)	2005	2001	3-40 Years
Colonial Village at Vista Ridge	—	2,003,172	11,186,878	1,502,374	2,003,172	12,689,251	14,692,423	(3,164,523)	1985	2005	3-40 Years
Colonial Village at Waterford	—	3,321,325	26,345,195	2,006,903	3,321,325	28,352,098	31,673,423	(6,926,544)	1989	2005	3-40 Years
Colonial Village at Waters Edge	—	888,386	13,215,381	1,533,629	888,386	14,749,010	15,637,396	(4,634,505)	1985	2005	3-40 Years
Colonial Village at West End	11,818,165	2,436,588	14,800,444	1,830,689	2,436,588	16,631,133	19,067,721	(4,118,022)	1987	2005	3-40 Years
Colonial Village at Westchase	—	10,418,496	10,348,047	1,845,386	10,418,496	12,193,433	22,611,929	(4,153,939)	1985	2005	3-40 Years
Colonial Village at Willow Creek	24,767,857	4,780,000	34,143,179	1,935,104	4,780,000	36,078,283	40,858,283	(6,784,605)	1996	2006	3-40 Years
Colonial Village at Windsor Place	—	1,274,885	15,017,745	1,666,659	1,274,885	16,684,403	17,959,288	(4,473,005)	1985	2005	3-40 Years
Colonial Village at Woodlake	—	2,781,279	17,694,376	995,050	2,781,279	18,689,426	21,470,705	(3,795,833)	1996	2005	3-40 Years
Enclave	—	4,074,823	—	22,726,084	3,144,405	23,656,502	26,800,907	(2,725,634)	2008	2005	3-40 Years
Glen Eagles	—	2,028,204	17,424,915	1,488,554	2,028,204	18,913,470	20,941,674	(4,206,384)	1990/2000	2005	3-40 Years
Heatherwood	—	3,550,362	23,731,531	5,144,849	3,550,362	28,876,380	32,426,742	(6,813,771)	1980	2005	3-40 Years
Paces Cove	—	1,509,933	11,127,122	1,117,613	1,509,933	12,244,735	13,754,668	(3,617,699)	1982	2005	3-40 Years
Remington Hills	—	2,520,011	22,451,151	3,194,882	2,520,011	25,646,033	28,166,044	(5,406,813)	1984	2005	3-40 Years
Summer Tree	—	2,319,541	5,975,472	909,570	2,319,541	6,885,041	9,204,582	(2,141,003)	1980	2005	3-40 Years
Metropolitan Midtown — Condominiums (3)(4)(5)(6)	—	—	—	13,893,379	3,000,103	10,893,276	13,893,379	—	2008	2006	N/A
Whitehouse Creek (3)	—	451,391	—	1,976,065	451,391	1,976,065	2,427,456	—	2008	2006	N/A
Commercial:
Colonial Center Brookwood Village	—	1,285,379	—	42,178,289	1,285,379	42,178,289	43,463,668	(5,268,651)	2007	2007	3-40 Years
Colonial Center Ravinia	—	9,007,010	112,741,447	3,340,557	9,007,010	116,082,004	125,089,014	(4,407,218)	1991	2009	3-40 Years
Colonial Center TownPark 400	—	3,301,914	—	23,542,444	3,301,914	23,542,444	26,844,358	(2,524,449)	2008	1999	3-40 Years
Metropolitan Midtown — Plaza	—	2,088,796	—	31,658,865	1,844,718	31,902,943	33,747,661	(4,234,042)	2008	2006	3-40 Years
Colonial Brookwood Village	—	6,851,321	24,435,002	70,350,062	7,117,672	94,518,713	101,636,385	(46,758,613)	1973/91/00	1997	3-40 Years
Colonial Promenade Alabaster	—	5,202,767	25,762,327	(636,287)	4,146,428	26,182,379	30,328,807	(1,567,679)	2007	2009	3-40 Years
Colonial Pinnacle Tannehill	—	19,097,386	—	26,626,460	9,347,649	36,376,197	45,723,846	(3,040,225)	2008	2006	3-40 Years
Metropolitan Midtown — Retail	—	3,481,826	—	36,953,764	3,075,117	37,360,473	40,435,590	(3,036,345)	2008	2006	3-40 Years

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Colonial Promenade Craft Farms	—	1,315,616	6,991,880	—	1,315,616	6,991,880	8,307,496	(215,457)	2010	2005	3-40 Years
Colonial Promenade Nord du Lac (5)(6)	—	2,318,878	—	24,801,814	2,318,878	24,801,814	27,120,692	(137,719)	2010	2008	3-40 Years
Active Development Projects:
Colonial Grand at Hampton Preserve	—	10,500,000	—	5,322,472	10,500,000	5,322,472	15,822,472	—	N/A	2007	N/A
Future Development Projects:
Colonial Grand at Azure	—	6,016,000	—	1,788,233	6,016,000	1,788,233	7,804,233	—	N/A	2007	N/A
Colonial Grand at Cityway	—	3,656,250	—	1,608,335	3,656,250	1,608,335	5,264,585	—	N/A	2006	N/A
Colonial Grand at Lake Mary	—	5,347,400	—	—	5,347,400	—	5,347,400	—	N/A	2002	N/A
Colonial Grand at Randal Park	—	7,200,000	—	11,997,465	7,200,000	11,997,465	19,197,465	—	N/A	2006	N/A
Colonial Grand at South End	—	9,382,090	—	4,140,623	9,382,090	4,140,623	13,522,713	—	N/A	2007	N/A
Colonial Grand at Sweetwater	—	5,238,000	—	2,042,856	5,238,000	2,042,856	7,280,856	—	N/A	2006	N/A
Colonial Grand at Thunderbird	—	6,500,500	—	1,878,091	6,500,500	1,878,091	8,378,591	—	N/A	2007	N/A
Colonial Promenade Huntsville	—	8,047,720	—	1,747,481	8,047,720	1,747,481	9,795,201	—	N/A	2007	N/A
Colonial Promenade Nord du Lac (5)(6)	—	18,027,122	—	705,781	18,027,122	705,781	18,732,903	—	N/A	2008	N/A
Randal Park (6)	—	33,686,904	—	(25,086,904)	33,686,904	(25,086,904)	8,600,000	—	N/A	2006	N/A
Unimproved Land:
Breland Land	—	9,400,000	—	1,303,679	9,400,000	1,303,679	10,703,679	(36,729)	N/A	2005	N/A
Canal Place and Infrastructure	—	10,951,968	—	6,274,059	10,951,968	6,274,059	17,226,027	—	N/A	2005	N/A
Colonial Center Town Park 500	—	2,903,795	—	1,904,710	2,903,795	1,904,710	4,808,505	—	N/A	1999	N/A
Colonial Pinnacle Tutwiler Farm II	—	4,682,430	—	1,293,050	4,682,430	1,293,050	5,975,480	—	N/A	2005	N/A
Colonial Promenade Burnt Store	—	615,380	—	—	615,380	—	615,380	—	N/A	1994	N/A
Craft Farms Mixed Use (5)	—	4,400,000	—	(123,579)	4,400,000	(123,579)	4,276,421	—	N/A	2004	N/A
Cypress Village — Lot Development (6)	—	12,488,672	—	(640,993)	12,488,672	(640,993)	11,847,679	—	N/A	2006	N/A
Heathrow Land and Infrastructure	—	6,903,168	—	2,451,212	12,560,568	(3,206,188)	9,354,380	—	N/A	2002	N/A
Lakewood Ranch	—	479,900	—	874,511	479,900	874,511	1,354,411	—	N/A	1999	N/A
Town Park Land and Infrastructure	—	6,600,000	—	2,597,033	6,600,000	2,597,033	9,197,033	—	N/A	1999	N/A
Whitehouse Creek - Lot Development and Infrastructure	—	4,498,609	—	9,619,408	4,498,609	9,619,408	14,118,017	—	N/A	2006	N/A
Woodlands - Craft Farms Residential	—	15,300,000	—	7,335,672	15,300,000	7,335,672	22,635,672	—	N/A	2004	N/A
Other Miscellaneous Projects	—	—	—	22,926,655	—	22,876,749	22,876,749	(628,223)	N/A	N/A	N/A
Corporate Assets:	—	—	—	20,091,511	—	20,091,511	20,092,511	(14,713,187)	N/A	N/A	3-7 Years
COLONIAL PROPERTIES TRUST	696,614,468	598,478,880	1,953,186,012	1,058,308,083	609,383,129	3,000,539,936	3,609,924,065	(640,981,472)
Corporate Assets specific to Colonial Properties Trust				(14,877)		(14,877)	(14,877)	14,061
COLONIAL REALTY LIMITED PARTNERSHIP	696,614,468	598,478,880	1,953,186,012	1,058,293,206	609,383,129	3,000,525,059	3,609,909,188	(640,967,411)

NOTES TO SCHEDULE III
DECEMBER 31, 2010

(1)	See description of mortgage notes payable in Note 11 of Notes to Consolidated Financial Statements.

(2)	The aggregate cost for Federal Income Tax purposes was approximately $2.4 billion at December 31, 2010.

(3)	Amounts include real estate assets classified as held for sale at December 31, 2010.

(4)	These projects are net of an impairment charge of approximately $0.3 million which was recorded during 2010.

(5)	These projects are net of an impairment charge of approximately $12.3 million which was recorded during 2009.

(6)	These projects are net of an impairment charge of approximately $116.9 million which was recorded during 2008.

(7)	The following is a reconciliation of real estate to balances reported at the beginning of the year:

COLONIAL PROPERTIES TRUST
Reconciliation of Real Estate

	2010		2009		2008
Real estate investments:
Balance at beginning of year	$3,512,471,980		$3,381,153,254		$3,253,753,317
Acquisitions of new property	61,569,807		190,201,928		22,050,000
Improvements and development	44,016,506	(a)	62,572,080	(b)	219,240,957	(c)
Dispositions of property	(8,134,230)		(121,455,282)		(113,891,020)
Balance at end of year	$3,609,924,063		$3,512,471,980		$3,381,153,254

Reconciliation of Accumulated Depreciation

	2010	2009	2008
Accumulated depreciation:
Balance at beginning of year	$519,728,050	$406,443,915	$327,754,602
Depreciation	121,638,821	115,489,492	96,979,757
Depreciation of disposition of property	(386,399)	(2,205,357)	(18,290,444)
Balance at end of year	$640,980,472	$519,728,050	$406,443,915

COLONIAL REALTY LIMITED PARTNERSHIP
Reconciliation of Real Estate

	2010		2009		2008
Real estate investments:
Balance at beginning of year	$3,512,458,103		$3,381,135,399		$3,253,753,317
Acquisitions of new property	61,569,807		190,201,928		22,050,000
Improvements and development	44,015,506	(a)	62,576,058	(b)	219,240,957	(c)
Dispositions of property	(8,134,230)		(121,455,282)		(113,908,875)
Balance at end of year	$3,609,909,186		$3,512,458,103		$3,381,135,399

Reconciliation of Accumulated Depreciation

	2010	2009	2008
Accumulated depreciation:
Balance at beginning of year	$519,715,041	$406,427,547	$327,754,602
Depreciation	121,638,769	115,492,851	96,979,757
Depreciation of disposition of property	(386,399)	(2,205,357)	(18,306,812)
Balance at end of year	$640,967,411	$519,715,041	$406,427,547
____________________________

(a)	This amount is net of an impairment charge of approximately $0.3 million which was recorded during 2010.
(b)    This amount is net of an impairment charge of approximately $12.3 million which was recorded during 2009.
(c)    This amount is net of an impairment charge of approximately $116.9 million which was recorded during 2008.