Form 10-Q
period 2011-03-31
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2011-05-10
CIK 909111, 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
As of May 6, 2011, Colonial Properties Trust had 83,474,943 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP

Explanatory Note
This Form 10-Q includes information with respect to both Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.0% limited partner interest as of March 31, 2011. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Separate financial statements and accompanying notes are provided for each of the Trust and CRLP. Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both the Trust and CRLP since the Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in thousands, except per share data)

	(unaudited)	(audited)
	March 31, 2011	December 31, 2010
ASSETS
Land, buildings & equipment	$3,426,736	$3,331,108
Undeveloped land and construction in progress	266,609	261,955
Less: Accumulated depreciation	(671,839)	(640,981)
Real estate assets held for sale, net	14,610	16,861
Net real estate assets	3,036,116	2,968,943
Cash and cash equivalents	7,006	4,954
Restricted cash	9,792	9,294
Accounts receivable, net	20,061	20,734
Notes receivable	43,981	44,538
Prepaid expenses	17,727	23,225
Deferred debt and lease costs	21,977	23,035
Investment in partially-owned entities	22,212	22,828
Other assets	53,277	53,583
Total assets	$3,232,149	$3,171,134
LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,383,944	$1,384,209
Unsecured credit facility	383,675	377,362
Total long-term liabilities	1,767,619	1,761,571
Accounts payable	29,128	38,915
Accrued interest	17,205	12,002
Accrued expenses	19,569	15,267
Investment in partially-owned entities	28,965	27,954
Other liabilities	7,306	10,129
Total liabilities	1,869,792	1,865,838
Redeemable noncontrolling interest:
Common Units	151,902	145,539
Equity:
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 88,607,351 and 83,957,388 shares issued at March 31, 2011 and December 31, 2010, respectively	887	840
Additional paid-in capital	1,882,298	1,808,298
Cumulative earnings	1,250,239	1,260,944
Cumulative distributions	(1,821,448)	(1,808,700)
Noncontrolling interest	50,753	50,769
Treasury shares, at cost; 5,623,150 shares at March 31, 2011 and December 31, 2010	(150,163)	(150,163)
Accumulated other comprehensive loss	(2,111)	(2,231)
Total shareholders' equity	1,210,455	1,159,757
Total liabilities, noncontrolling interest and shareholders' equity	$3,232,149	$3,171,134

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Minimum rent	$76,662	$73,482
Tenant recoveries	2,698	2,789
Other property related revenue	13,216	11,544
Other non-property related revenue	1,810	2,898
Total Revenue	94,386	90,713
Expenses:
Property operating expenses	25,964	25,419
Taxes, licenses and insurance	11,149	11,059
Property management expenses	2,422	1,807
General and administrative expenses	5,203	4,807
Management fees and other expenses	1,770	2,673
Investment and development expenses	587	3
Depreciation	32,059	30,279
Amortization	2,210	2,224
Impairment and other losses	2,097	783
Total operating expenses	83,461	79,054
Income from operations	10,925	11,659
Other income (expense):
Interest expense	(21,238)	(20,901)
Debt cost amortization	(1,157)	(1,185)
Gains on retirement of debt	—	28
Interest income	417	393
(Loss) income from partially-owned investments	(340)	270
(Loss) from sales of property, net of income taxes of $ - (1Q11) and $ - (1Q10)	(79)	(7)
Income taxes and other	(248)	(249)
Total other income (expense)	(22,645)	(21,651)
Loss from continuing operations	(11,720)	(9,992)
(Loss) from discontinued operations	(36)	(32)
(Loss) on disposal of discontinued operations, net of income taxes of $ - (1Q11) and $ - (1Q10)	—	(35)
Loss from discontinued operations	(36)	(67)
Net loss	(11,756)	(10,059)
Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	1,051	1,492
Noncontrolling interest in CRLP — preferred unitholders	(906)	(1,813)
Noncontrolling interest of limited partners	(3)	82
Discontinued Operations
Noncontrolling interest in CRLP from discontinued operations	3	8
Noncontrolling interest of limited partners	—	(5)
Loss (income) attributable to noncontrolling interest	145	(236)
Net loss attributable to parent company	(11,611)	(10,295)
Dividends to preferred shareholders	—	(2,034)
Net loss available to common shareholders	$(11,611)	$(12,329)
Net (loss) income per common share — basic:
(Loss) income from continuing operations	$(0.15)	$(0.19)
(Loss) income from discontinued operations	—	—
Net (loss) income per common share — basic	$(0.15)	$(0.19)
Net (loss) income per common share — diluted:
(Loss) income from continuing operations	$(0.15)	$(0.19)
(Loss) income from discontinued operations	—	—
Net (loss) income per common share — diluted	$(0.15)	$(0.19)
Weighted average common shares outstanding
Basic	79,512	66,426
Diluted	79,512	66,426

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,756)	$(10,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,371	32,632
Loss (income) from partially-owned entities	340	(270)
Losses from sales of property	79	42
Impairment and other losses	2,097	783
Gain on retirement of debt	—	(28)
Distributions of income from partially-owned entities	1,077	1,872
Share-based compensation expense	1,489	990
Other, net	160	325
Change in:
Restricted cash	(498)	200
Accounts receivable	(280)	(463)
Prepaid expenses	(1,942)	(507)
Other assets	253	248
Accounts payable	(2,811)	492
Accrued interest	5,203	4,676
Accrued expenses and other	5,293	(10,318)
Net cash provided by operating activities	33,075	20,615
Cash flows from investing activities:
Acquisition of properties	(93,482)	(225)
Development expenditures	(6,639)	(6,127)
Capital expenditures, tenant improvements and leasing commissions	(3,826)	(6,449)
Proceeds from sales of property, net of selling costs	3,044	1,327
Issuance of notes receivable	(45)	—
Repayments of notes receivable	695	4,842
Capital contributions to partially-owned entities	(42)	(7)
Net cash used in investing activities	(100,295)	(6,639)
Cash flows from financing activities:
Proceeds from dividend reinvestment plan and exercise of stock options	930	386
Proceeds from common share issuance, net of expenses	79,936	32,461
Principal reductions of debt	(367)	(33,224)
Proceeds from borrowings on revolving credit lines	554,000	240,000
Payments on revolving credit lines and overdrafts	(551,387)	(239,342)
Dividends paid to common and preferred shareholders	(12,748)	(13,862)
Distributions to noncontrolling partners in CRLP	(1,092)	(1,223)
Net cash provided by (used in) financing activities	69,272	(14,804)
Increase (decrease) in cash and cash equivalents	2,052	(828)
Cash and cash equivalents, beginning of period	4,954	4,590
Cash and cash equivalents, end of period	$7,006	$3,762
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$16,087	$16,593
Cash received during the period for income taxes	$(729)	$(133)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
($ in thousands, except per share data)

Three months ended March 31, 2011 and 2010	Preferred Shares	Common Shares	Additional Paid-In Capital	Cumulative Earnings	Cumulative Distributions	Noncontrolling Interest	Preferred Units	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Common Units
Balance, December 31, 2009	$4	$720	$1,760,362	$1,296,188	$(1,753,015)	985	$100,000	$(150,163)	$(2,957)	$1,252,124	$133,537
Net loss				(8,482)		(77)				(8,559)	$(1,500)
Adjustment for amounts included in net loss									114	114
Distributions on common shares ($0.15 per share)					(10,015)					(10,015)	(1,223)
Distributions on preferred shares					(2,034)					(2,034)
Distributions on preferred units of CRLP					(1,813)					(1,813)
Issuance of restricted common shares of beneficial Interest		4	825							829
Amortization of stock based compensation			165							165
Cancellation of vested restricted shares to pay taxes										—
Issuance of common shares from options exercised										—
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		—	382							382
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		—	131							131	(131)
Equity Offering Programs, net of cost		25	32,436							32,461
Change in interest of limited partners						(64)				(64)
Change in redemption value of common units			(7,012)							(7,012)	7,012
Balance, March 31, 2010	$4	$749	$1,787,289	$1,287,706	$(1,766,877)	$844	$100,000	$(150,163)	$(2,843)	$1,256,709	$137,695

Balance, December 31, 2010	$—	$840	$1,808,298	$1,260,944	$(1,808,700)	$769	$50,000	$(150,163)	$(2,231)	$1,159,757	$145,539
Net loss				(10,705)		3				(10,702)	$(1,054)
Adjustment for amounts included in net loss									120	120
Distributions on common shares ($0.15 per share)					(11,842)					(11,842)	(1,092)
Distributions on preferred shares					—					—
Distributions on preferred units of CRLP					(906)					(906)
Issuance of restricted common shares of beneficial interest		3	201							204
Amortization of stock based compensation			1,489							1,489
Cancellation of vested restricted shares to pay taxes		—	(602)							(602)
Issuance of common shares from options exercised		—	439							439
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		1	1,089							1,090
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		—	751							751	(751)
Equity Offering Programs, net of cost		43	79,893							79,936
Change in interest of limited partners						(19)				(19)
Change in redemption value of common units			(9,260)							(9,260)	9,260
Balance March 31, 2011	$—	$887	$1,882,298	$1,250,239	$(1,821,448)	$753	$50,000	$(150,163)	$(2,111)	$1,210,455	$151,902

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
The consolidated condensed financial statements of Colonial Properties Trust (the “Trust”) have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2010 audited consolidated financial statements of Colonial Properties Trust and should be read together with the consolidated financial statements and notes thereto included in the Colonial Properties Trust 2010 Annual Report on Form 10-K.

Note 1 — Organization and Business
As used herein, “the Company,” "Colonial" or the "Trust" means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. Colonial Properties Trust is the sole general partner of Colonial Realty Limited Partnership and, in addition to owning a general partner interest, currently owns a 92.0% limited partner interest in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT. As the sole general partner of CRLP, the Trust is vested with managerial control and authority over the business and affairs of CRLP. All of the Trust's operating activities are conducted through CRLP and CRLP's subsidiaries.
The Company is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 159 properties as of March 31, 2011, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2011, including properties in lease-up, the Company owns interests in 114 multifamily apartment communities (including 110 consolidated properties and four properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including six wholly-owned consolidated properties and nine properties partially-owned through unconsolidated joint venture entities).

Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Consolidated Condensed Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes and effective income tax rate were zero for each of the three months ended March 31, 2011 and 2010. As of March 31, 2011 and 2010, the Company did not have a deferred tax asset after the effect of the valuation allowance.
Tax years 2003 through 2010 are subject to examination by the federal taxing authorities. Generally, tax years 2007 through 2010 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI was able to carryback tax losses that occurred in the year ending December 31, 2009 against income that was recognized in 2005 and 2006. During the year ended December 31, 2010, the Company received $17.4 million of tax refunds.

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

The Company may from time to time be assessed interest or penalties by federal and state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
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

As of March 31, 2011, the Company had notes receivable of $44.2 million consisting primarily of:

•
$25.6 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. The note, which is secured by the property, has an annual interest rate of one-month LIBOR plus 1.20% and matures in December 2011.

•	$16.6 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.
The Company had accrued interest related to its outstanding notes receivable of $0.4 million and $0.5 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company had recorded a reserve of $0.3 million against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at March 31, 2011 and December 31, 2010 was approximately 4.6% and 4.7%, respectively. Interest income is recognized on an accrual basis.

Fair Value Measures
The Company applies the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurements and Disclosures”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 3 - "Real Estate Activity") and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 9 - "Financing Activities") and notes receivable. The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at March 31, 2011. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.
At March 31, 2011, the estimated fair value of fixed rate debt was approximately $1.39 billion (carrying value of $1.37 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $396.7 million.
The estimated fair value of the Company’s notes receivable at March 31, 2011 and December 31, 2010 was approximately $43.9 million and $44.5 million, respectively, based on market rates and similar financing arrangements.
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

Note 3 — Real Estate Activity
Acquisition Activity

During the three months ended March 31, 2011, the Company acquired the following multifamily properties:

			Effective
Property	Location	Units	Acquisition Date	Purchase Price
				($ in millions)
Colonial Grand at Wells Branch	Austin, Texas	336	February 24, 2011	$28.4
Colonial Grand at Cornelius	Charlotte, North Carolina	236	February 28, 2011	23.6
Colonial Grand at Palm Vista	Las Vegas, Nevada	341	March 14, 2011	40.9
Total				$92.9

The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since each date of acquisition. These transactions were funded from borrowings on the Company's unsecured credit facility and by proceeds received from shares issued under the Trust's "at-the-market" continuous equity offering program.

The following unaudited pro forma financial information for the three months ended March 31, 2011 and 2010, gives effect to the above operating property acquisitions as if they had occurred at the beginning of the periods presented. The information for the three months ended March 31, 2011 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The information for the three months ended March 31, 2010 includes pro forma results from two acquisitions completed in 2010 (Colonial Grand at Riverchase in June 2010 and Colonial Grand at Brier Creek in October 2010). The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Three Months Ended
	March 31,
($ in thousands, except per share data)	2011	2010
Total revenue	$96,037	$94,779
Net loss available to common shareholders	$(11,590)	$(12,327)
Net loss per common share — dilutive	$(0.15)	$(0.19)
Disposition Activity
Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations as “Discontinued Operations” for all periods presented. The Company did not have any operating property dispositions during the three months ended March 31, 2011 and 2010.
Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of March 31, 2011, the Company had classified two for-sale developments and two outparcels as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $14.6 million as of March 31, 2011, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these properties as of March 31, 2011. As of March 31, 2011, there were no operating properties classified as held for sale. Amounts classified as discontinued operations on the Consolidated Condensed Statements of Operations are the result of previous asset dispositions and are immaterial for all periods presented.
For-Sale Activities

During the three months ended March 31, 2011, the Company sold two for-sale residential units for total sales proceeds of $0.6 million. During the three months ended March 31, 2010, the Company sold four for-sale residential units for total sales proceeds of $1.5 million. These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the Company’s unsecured credit facility.

 As of  March 31, 2011, the Company had 22 for-sale residential units and 40 lots remaining. These units/lots, valued at $13.6 million, are reflected in "Real estate assets held for sale, net" on the Consolidated Condensed Balance Sheet as of March 31, 2011.

For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.

Impairment and Other Losses

During the three months ended March 31, 2011, the Company recorded a $1.5 million charge for a loss contingency related to certain litigation. Additionally, the Company recorded a $0.4 million casualty loss and $0.2 million non-cash impairment charge.  The casualty loss related to fire damage at two of the Company's multifamily apartment communities.  Of the impairment charge, $0.1 million is related to sales of various for-sale residential units and $0.1 million is related to the sale of land outparcels.

During the three months ended March 31, 2010 , the Company recorded $0.8 million as a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather.

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

Note 4 — Undeveloped Land and Construction in Progress
The Company currently has two active development projects, as outlined in the table below. The Company began development of Colonial Grand at Double Creek, a 296-unit apartment community in Austin, Texas in March 2011. The Company owns approximately $266.6 million of undeveloped land parcels that are held for future developments. Of the future developments listed below, the Company expects to initiate development of at least one more multifamily apartment community and one commercial development during 2011. Although the Company currently anticipates developing certain other projects in the future, there can be no assurance that the Company will pursue any of these particular future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Hampton Preserve	Tampa, FL	486	$17,259
Colonial Grand at Double Creek (formerly CG at Cityway)	Austin, TX	296	5,857
Total Active Developments		782	$23,116

Future Developments:
Multifamily:
Colonial Grand at Lake Mary	Orlando, FL	306	$5,370
Colonial Grand at South End	Charlotte, NC	353	13,667
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,171
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,281
Colonial Grand at Azure	Las Vegas, NV	188	7,808
		2,036	61,676
Commercial:
Colonial Promenade Huntsville	Huntsville, AL	111,000	9,814
Colonial Promenade Nord du Lac (3)	Covington, LA	236,000	17,800
Randal Park (2)		—	8,627
		347,000	36,241
Other Undeveloped Land:
Multifamily			3,295
Commercial			45,203
Commercial Outparcels/Pads			26,897
For-Sale Residential Land (4)			70,181
			145,576
Total Future Developments			243,493
Consolidated Undeveloped Land and Construction in Progress			$266,609
________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
This project is part of a mixed-use development. The Company is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of the development are subject to change.

(3)
The Company intends to develop this project in phases over time. Costs capitalized to date for this development, including costs for Phase I, which was placed into service in 2010, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(4)	These costs are presented net of $24.6 million of non-cash impairment charges recorded on two of the projects in 2009, 2008 and 2007.
Interest capitalized on construction in progress during the three months ended March 31, 2011 and 2010 was $0.1 million and $0.4 million, respectively.

Note 5 — Net Loss Per Share
For the three months ended March 31, 2011 and 2010, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common share is as follows:

	Three Months Ended
	March 31,
($ in thousands)	2011	2010
Numerator:
Net loss attributable to parent company	$(11,611)	$(10,295)
Less:
Preferred stock dividends	—	(2,034)
Loss from discontinued operations	33	64
Income allocated to participating securities	(110)	(98)
Loss from continuing operations available to common shareholders	$(11,688)	$(12,363)
Denominator:
Denominator for basic net income per share — weighted average common shares	79,512	66,426
Effect of dilutive securities	—	—
Denominator for diluted net income per share — adjusted weighted average common shares	79,512	66,426
For the three months ended March 31, 2011 and 2010, the Company reported a net loss from continuing operations, and as such, 201,534 and 17,481 dilutive share equivalents, respectively, have been excluded from the computation of diluted net income per share because including such shares would be anti-dilutive. For the three months ended March 31, 2011 and 2010, 1,342,465 and 1,354,335 outstanding share options, respectively, were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 6 — Equity
The following table presents the changes in the issued common shares of beneficial interest since December 31, 2010 (but excluding 7,259,071 and 7,299,530 units of CRLP at March 31, 2011 and December 31, 2010, respectively, which are redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share):

Issued at December 31, 2010 (1)	83,957,388
Common shares issued through dividend reinvestments	48,062
Restricted shares issued (cancelled), net	252,391
Shares offered under “at-the-market” equity offering programs	4,271,425
Redemption of CRLP units for common shares	40,459
Issuances under other employee and nonemployee share plans	37,626
Issued at March 31, 2011 (1)	88,607,351
___________________

(1)	Includes 5,623,150 treasury shares.
Equity Offerings

During the three months ended March 31, 2011, the Trust completed the following offerings of its common shares under its continuous "at-the-market" equity offering program:

($ in thousands, except per share amounts)
Issuance Authorized		Amount Authorized	Shares Issued	Weighted Avg Issuance Price Per Share	Net Proceeds (1)
December 2010 (2)		$100,000	4,271,425	$19.13	$80,084
	2011 Total		4,271,425	$19.13	$80,084
___________________

(1)	Amounts are shown net of underwriting discounts, but exclude $0.1 million of one-time administrative expenses paid by the Company during the three months ended March 31, 2011.

(2)
This "at-the-market" equity offering program had $9.9 million (gross) of common shares remaining available for future issuances at March 31, 2011, which shares were subsequently issued in April 2011, resulting in this equity offering program being fully exhausted (see Note 13 - "Subsequent Events").

Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 4,271,425 common units, at a weighted average issue price of $19.13 per unit, to the Trust during the three months ended March 31, 2011.

The net proceeds resulting from the equity offerings were used to pay down a portion of the outstanding borrowings under the Company's unsecured credit facility, to partially fund the acquisition of three multifamily properties and to fund other general corporate purposes (see Note 3 - "Real Estate Activity - Acquisition Activity").

Repurchases of Series B Preferred Units

In February 1999, through CRLP, the Company issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"), valued at $100.0 million in a private placement, net of offering costs of $2.6 million. On February 18, 2004, CRLP modified the terms of the Series B Preferred Units. Under the modified terms, the Series B Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Series B Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009. The Series B Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Company, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

During December 2010, CRLP repurchased 1,000,000 of the outstanding Series B Preferred Units from the existing holders for $47.0 million, plus accrued but unpaid dividends. The repurchase price represented a 6% discount, resulting in a $3.0 million gain. As a result of the redemption, during the three months ended December 31, 2010, the Company wrote off $1.3 million related to the original preferred unit issuance costs.

Redemption of Series D Preferred Depositary Shares

In September 2010, the Trust redeemed all of the outstanding 4,004,735 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the "Series D Preferred Shares"), which were originally issued in April 2003 (and CRLP repurchased all of the corresponding Series D Preferred Units of CRLP) for a purchase price of $25.00 per Series D Preferred Depositary Share, plus any accrued and unpaid dividends, for an aggregate redemption price per Series D Preferred Depositary Share of $25.2257, or $100.1 million in the aggregate. After the redemption date, dividends on the Series D Preferred Depositary Shares ceased to be accrued, the Series D Preferred Depositary Shares were no longer deemed outstanding, and all rights of the holders of the Series D Preferred Depositary Shares ceased.

Note 7 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.
Multifamily management is responsible for all aspects of the Company’s multifamily property operations, including the management and leasing services for 114 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which the Company does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company’s commercial property operations, including the management and leasing services for 45 commercial properties, as well as third-party management services for commercial properties in which the Company does not have an ownership interest and for brokerage services in other commercial property transactions.
The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising ), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the three months ended March 31, 2011 and 2010, and total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of March 31, 2011 and December 31, 2010.

	Three Months Ended
	March 31,
($ in thousands)	2011	2010
Revenues:
Segment Revenues:
Multifamily - Same Property (1)	$75,206	$73,412
Multifamily - Other (2)	4,888	2,466
Commercial	19,769	20,990
Total Segment Revenues	99,863	96,868
Partially-owned unconsolidated entities — Multifamily	(713)	(943)
Partially-owned unconsolidated entities — Commercial	(6,572)	(8,138)
Other non-property related revenues	1,810	2,898
Discontinued operations property revenues	(2)	28
Total Consolidated Revenues	$94,386	$90,713
NOI:
Segment NOI:
Multifamily - Same Property (1)	$44,110	$41,735
Multifamily - Other (2)	2,563	961
Commercial	13,541	14,631
Total Segment NOI	60,214	57,327
Partially-owned unconsolidated entities — Multifamily	(339)	(459)
Partially-owned unconsolidated entities — Commercial	(4,448)	(5,563)
Other non-property related revenues	1,810	2,898
Discontinued operations property NOI	36	32
Property management expenses	(2,422)	(1,807)
General and administrative expenses	(5,203)	(4,807)
Management fee and other expenses	(1,770)	(2,673)
Investment and development expenses (3)	(587)	(3)
Depreciation	(32,059)	(30,279)
Amortization	(2,210)	(2,224)
Impairment and other losses (4)	(2,097)	(783)
Income from operations	10,925	11,659
Total other income (expense), net (5)	(22,645)	(21,651)
Loss from continuing operations	$(11,720)	$(9,992)

Capitalized Expenditures
Multifamily	$3,448	$5,909
Commercial	194	406
Corporate	184	134
Total consolidated capitalized expenditures	$3,826	$6,449

	As of
	March 31,	December 31,
($ in thousands)	2011	2010
Assets
Segment Assets:
Multifamily	$2,552,585	$2,474,409
Commercial	548,751	562,103
Total Segment Assets	3,101,336	3,036,512
Unallocated corporate assets (6)	130,813	134,622
	$3,232,149	$3,171,134
____________________
Footnotes on following page

(1)
The Company defines multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be restated during the year to account for disposition activity.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(4)	See Note 3 — “Real Estate Activity” for a description of the charges.

(5)
For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 — “Real Estate Activity - For-Sale Activities”.

(6)
Includes the Company’s investment in partially-owned entities of $22,212 and $22,828 as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, investments in partially-owned entities of $28,965 and $27,954, respectively, for which the Company’s basis is a negative balance (i.e., credit balance), have been classified as a liability.

Note 8 — Investment in Partially-Owned Entities
The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary.
Consolidated Investments in Variable Interest Entities
Based on the Company's evaluation, as of March 31, 2011, the Company has one consolidated VIE — CMS/Colonial Canyon Creek — which the Company began consolidating in September 2009 as a result of a preferred equity contribution of $11.5 million made by the Company to the joint venture in connection with a construction loan refinancing. This joint venture is a variable interest entity and the Company's $11.5 million preferred equity contribution constituted a reconsideration event. With the preferred equity contribution, the Company became the primary beneficiary, as it will absorb the majority of the variability in the joint venture's operating results.

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

The Company concluded that it has the power to direct these activities and that the Company has the obligation to absorb losses and right to receive benefits from the joint venture that could be significant to the joint venture. Therefore, the Company consolidates the CMS/Canyon Creek joint venture.

Unconsolidated Investments in Variable Interest Entities

As of March 31, 2011, the Company continues to have one VIE — Colonial Grand at Traditions — which it does not consolidate because the Company has concluded it is not the primary beneficiary. With respect to the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the joint venture, for a total guarantee of $7.0 million of the principal amount. The Company and its joint venture partner each committed to provide 50% of the guarantee, which is different from the relative voting and economic interests of the parties in the joint venture. As a result, this investment qualifies as a VIE, but the Company has determined that it would not have the ability to direct the most significant business activities of this joint venture and, therefore, does not consolidate this investment. In September 2009, the Company determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. In addition, the Company determined that its 35% noncontrolling joint venture interest was impaired and that this impairment was other than temporary. As a result, the Company wrote-off its entire investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the quarter ended September 30, 2009. The construction loan matured on April 15, 2010, but has not been repaid by the joint venture (see Note 9 - “Financing Activities - Unconsolidated Joint Venture Financing Activity”).
Investments in Unconsolidated Partially-Owned Entities
Investments in unconsolidated partially-owned entities at March 31, 2011 and December 31, 2010 consisted of the following:

	Percent		As of
($ in thousands)	Owned		March 31, 2011	December 31, 2010
Mulitfamily:
Belterra, Ft. Worth, TX	10.00%		$424	$444
CG at Huntcliff, Atlanta, GA	20.00%		1,429	1,471
CG at McKinney, Dallas, TX	25.00%	(1)	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%		759	787
CG at Traditions, Gulf Shores, AL	35.00%	(2)	—	—
Heathrow, Orlando, FL	50.00%	(1)	1,937	1,946
Regents Park (Phase II), Atlanta, GA	40.00%	(1)	3,362	3,358
Total Multifamily			$9,632	$9,727
Commercial:
600 Building Partnership, Birmingham, AL	33.33%		257	203
Bluerock, Huntsville, AL	10.00%	(3)	(5,520)	(5,349)
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		22	27
Colonial Promenade Madison, Huntsville, AL	25.00%		2,095	2,118
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,174	2,193
DRA/CLP JV	15.00%	(4)	(23,445)	(22,605)
Highway 150, LLC, Birmingham, AL	10.00%		47	51
Parkside Drive LLC I, Knoxville, TN	50.00%		1,063	1,456
Parkside Drive LLC II, Knoxville, TN	50.00%		6,907	7,021
Total Commercial			$(16,400)	$(14,885)
Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%		15	32
Total Other			$15	$32
			$(6,753)	$(5,126)
___________________

(1)	These joint ventures consist of undeveloped land.

(2)
In September 2009, the Company determined that its noncontrolling interest was impaired and that this impairment was other than temporary. As a result, the Company wrote-off its investment in the joint venture.

(3)
Equity investment includes the Company’s investment of approximately $1.5 million, offset by the excess basis difference on the transaction of approximately $7.0 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2011 and December 31, 2010.

(4)
As of March 31, 2011, this joint venture included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $11.8 million, offset by the excess basis difference resulting from the June 2007 joint venture transaction of approximately $35.2 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2011 and December 31, 2010.

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the date of the Company’s acquisitions is as follows:

	As of
($ in thousands)	March 31, 2011	December 31, 2010
Balance Sheet
Assets
Land, building & equipment, net	$1,238,257	$1,250,781
Construction in progress	19,627	19,624
Other assets	100,082	106,291
Total assets	$1,357,966	$1,376,696
Liabilities and Partners’ Equity
Notes payable (1)	$1,109,825	$1,110,908
Other liabilities	105,258	110,246
Partners’ equity	142,883	155,542
Total liabilities and partners’ capital	$1,357,966	$1,376,696

	Three Months Ended
	March 31,
($ in thousands)	2011	2010
Statement of Operations
Revenues	$41,119	$46,305
Operating expenses	(14,641)	(16,263)
Interest expense	(17,338)	(17,627)
Depreciation, amortization and other	(17,483)	(19,690)
Net loss (2)	$(8,343)	$(7,275)
___________________

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at March 31, 2011 and December 31, 2010 was $200.9 million and $201.3 million, respectively.

(2)
In addition to including the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “(Loss) gain from partially-owned investments” of $(0.3) million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Note 9 — Financing Activities
As of March 31, 2011, CRLP, with the Company as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.
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

The Credit Facility and the cash management line, which primarily are used by the Company to finance property acquisitions and developments, had an outstanding balance at March 31, 2011 of $383.7 million, including $24.7 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility (including the cash management line) was 1.29% as of both March 31, 2011 and March 31, 2010.

The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as they become due. Specific financial ratios with which the Company must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio, Debt to Total Asset Value Ratio, Secured Debt to Total Asset Value Ratio, Unencumbered Leverage Ratio and Permitted Investments Ratio. At March 31, 2011, the Company was in compliance with these covenants.

	As of
	March 31, 2011	Requirements:
Fixed Charge Ratio	2.0x	> 1.50x
Debt to Total Asset Value Ratio	52.3%	< 60.0%
Secured Debt to Total Asset Value Ratio	23.9%	< 40.0%
Unencumbered Leverage Ratio	44.4%	< 62.5%
Permitted Investments Ratio	10.2%	< 35.0%
The Company does not anticipate any events of noncompliance with any of these ratios in 2011. However, there can be no assurance that the Company will be able to maintain compliance with these ratios and other debt covenants in the future.

Unsecured Senior Notes Repurchases
In January 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program, which allowed the Company to repurchase up to $100.0 million of outstanding unsecured senior notes of CRLP. During the first quarter 2010, CRLP repurchased $8.7 million of outstanding unsecured senior notes of CRLP, having an average yield-to-maturity of 6.5%, at an average discount of 1%. This repurchase program expired December 31, 2010.
Unconsolidated Joint Venture Financing Activity

During April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture, in which the Company has a 35% noncontrolling interest. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. The construction loan, which had a balance of $33.4 million as of March 31, 2011, matured by its terms on April 15, 2010. For additional information regarding ongoing litigation involving this joint venture, see Note 12 - "Legal Proceedings".

There can be no assurance that the Company’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets (See Note 11 - "Contingencies, Guarantees and Other Arrangements"). The failure to refinance and/or replace such debt and other factors with respect to the Company’s joint venture interests may materially adversely impact the value of the Company’s joint venture interests, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Note 10 — Derivatives and Hedging
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

At March 31, 2011, the Company had $2.1 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were immaterial for all periods presented.

Over the next twelve months, the Company expects to reclassify $0.5 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

Note 11 — Contingencies, Guarantees and Other Arrangements

Contingencies

As a result of transactions executed in 2007, the Company implemented a strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company's wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, the Company disposed of its interest in one of these joint ventures but continues to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, the Company assumed certain contingent obligations for a total of $15.7 million, of which $5.4 million remains outstanding as of March 31, 2011.

As of March 31, 2011, the Company is self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

Guarantees and Other Arrangements

With respect to the Colonial Grand at Traditions joint venture, the Company and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. In September 2009, the Company determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. As of March 31, 2011, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010 (see Note 9 - "Financing Activities" and Note 12 - "Legal Proceedings").
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2011, the total amount of debt of the joint venture, which matures in December 2012, was approximately $15.7 million. At March 31, 2011, no liability was recorded for the guarantee.
In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for the Colonial Promenade Tannehill development, which had approximately $13.5 million outstanding at March 31, 2011 and December 31, 2010. At March 31, 2011, no liability was recorded for these guarantees.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $17.4 million at March 31, 2011. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.

Note 12 — Legal Proceedings

Colonial Grand at Traditions Litigation

As previously disclosed, during April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture (the “Joint Venture”), in which the Company has a 35% noncontrolling interest. Construction at this site is complete and the project was placed into service during 2008. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee. The construction loan, which had a balance of $33.4 million as of March 31, 2011, matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount due on the construction loan. In October 2010, Regions Bank, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantee from each of the guarantors, including the Company, together with outstanding interest on the loan. On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace the Company as property manager and take control of the property's cash flow. Regions Bank subsequently transferred all of its interest in the construction loan to MLQ-ELD, L.L.C. (“MLQ”), and MLQ initiated foreclosure proceedings with respect to the property in January 2011 and was allowed to substitute itself in place of Regions Bank in the existing litigation. On February 16, 2011, the Joint Venture filed for relief under Chapter 11 of the Bankruptcy Code and requested that the court, among other things, terminate the receivership. The court granted the order on a temporary basis, but has subsequently dismissed the bankruptcy case.

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

The Company and the joint venture also have been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. In April 2011, an arbitrator awarded rescission rights in favor of the purchasers.

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

In addition, the Company is involved in various lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.
Loss Contingencies
The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. As of March 31, 2011, the Company's loss contingency was $5.4 million in the aggregate.

Note 13 — Subsequent Events
At-the-Market Equity Offering Program

Subsequent to quarter end, the Trust issued 517,100 common shares (through April 8, 2011), generating net proceeds of $9.7 million, at an average price of $19.20 per share. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 517,100 common units to the Trust, at a weighted average issue price of $19.20 per unit, for the common shares issued by the Trust in the equity offering program. This fully exhausted the $100.0 million "at-the-market" equity offering program the Company and CRLP entered into in December 2010 with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC.

On April 27, 2011, the Trust's Board of Trustees approved the issuance of up to $75.0 million of the Trust's common shares under an "at-the-market" equity offering program.

Unsecured Senior Note Maturities

During April 2011, the Company had a $56.9 million 4.80% interest Senior Note mature. Proceeds from the "at-the-market" equity offering program and borrowings under the Company's unsecured Credit Facility were used to satisfy the maturing note with a gross payment of $58.3 million ($56.9 million of principal and $1.4 million of previously accrued interest).
Distribution
On April 27, 2011, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $13.6 million. The distribution was declared to shareholders and partners of record as of May 9, 2011 and will be paid on May 16, 2011.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in thousands, except per unit data)

		(audited)
	March 31, 2011	December 31, 2010
ASSETS
Land, buildings & equipment	$3,426,722	$3,331,094
Undeveloped land and construction in progress	266,609	261,954
Less: Accumulated depreciation	(671,825)	(640,967)
Real estate assets held for sale, net	14,610	16,861
Net real estate assets	3,036,116	2,968,942
Cash and cash equivalents	7,006	4,954
Restricted cash	9,792	9,294
Accounts receivable, net	20,061	20,734
Notes receivable	43,981	44,538
Prepaid expenses	17,727	23,225
Deferred debt and lease costs	21,977	23,035
Investment in partially-owned entities	22,212	22,828
Other assets	52,529	52,965
Total assets	$3,231,401	$3,170,515
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,383,944	$1,384,209
Unsecured credit facility	383,675	377,362
Total debt	1,767,619	1,761,571
Accounts payable	28,380	38,296
Accrued interest	17,205	12,002
Accrued expenses	19,569	15,267
Investment in partially-owned entities	24,820	23,809
Other liabilities	6,039	8,683
Total liabilities	1,863,632	1,859,628
Redeemable units, at redemption value - 7,259,071 and 7,299,530 units outstanding at March 31, 2011 and December 31, 2010, respectively	151,902	145,539
General partner —
Common equity - 82,984,201 and 78,334,238 units outstanding at March 31, 2011 and December 31, 2010, respectively	1,168,501	1,118,086
Limited partners’ preferred equity ($50,000 liquidation preference)	48,724	48,724
Limited partners’ noncontrolling interest in consolidated partnership	753	769
Accumulated other comprehensive loss	(2,111)	(2,231)
Total equity	1,215,867	1,165,348
Total liabilities and equity	$3,231,401	$3,170,515

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011		2010
Revenue:
Minimum rent	$76,662		$73,482
Tenant recoveries	2,698		2,789
Other property related revenue	13,216		11,544
Other non-property related revenue	1,810		2,898
Total revenue	94,386		90,713
Expenses:
Property operating expenses	25,964		25,419
Taxes, licenses and insurance	11,149		11,059
Property management expenses	2,422		1,807
General and administrative expenses	5,203		4,807
Management fees and other expenses	1,770		2,673
Investment and development expenses	587	—	3
Depreciation	32,059		30,279
Amortization	2,210		2,224
Impairment and other losses	2,097		783
Total operating expenses	83,461		79,054
Income from operations	10,925		11,659
Other income (expense):
Interest expense	(21,238)		(20,901)
Debt cost amortization	(1,157)		(1,185)
Gains on retirement of debt	—		28
Interest income	417		393
Loss (income) from partially-owned investments	(340)		270
Loss from sales of property, net of income taxes of $ - (1Q11) and $ - (1Q10)	(79)		(7)
Income taxes and other	(248)		(249)
Total other income (expense)	(22,645)		(21,651)
Loss from continuing operations	(11,720)		(9,992)
Loss from discontinued operations	(36)		(32)
Loss on disposal of discontinued operations, net of income taxes of $ - (1Q11) and $ - (1Q10)	—		(35)
Loss from discontinued operations	(36)		(67)
Net loss	(11,756)		(10,059)
Noncontrolling interest of limited partners — continuing operations	(3)		82
Noncontrolling interest of limited partners — discontinued operations	—		(5)
(Loss) income attributable to noncontrolling interest	(3)		77
Net loss attributable to CRLP	(11,759)		(9,982)
Distributions to limited partner preferred unitholders	(906)		(1,813)
Distributions to general partner preferred unitholders	—		(2,034)
Net loss available to common unitholders	$(12,665)		$(13,829)
Net loss available to common unitholders allocated to limited partners — continuing operations	1,051		1,492
Net loss available to common unitholders allocated to limited partners — discontinued operations	3		8
Net loss available to common unitholders allocated to general partner	$(11,611)		$(12,329)
Net loss per unit — Basic:
Continuing operations	$(0.15)		$(0.19)
Discontinued operations	—		—
Net loss per common unit — Basic	$(0.15)		$(0.19)
Net loss per common unit — Diluted:
Continuing operations	$(0.15)		$(0.19)
Discontinued operations	—		—
Net loss per common unit — Diluted	$(0.15)		$(0.19)
Average units outstanding:
Basic	86,796		74,582
Diluted	86,796		74,582

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,756)	$(10,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,371	32,632
Loss (income) from partially-owned entities	340	(270)
Losses (gains) from sales of property	79	42
Impairment and other losses	2,097	783
Gain on retirement of debt	—	(28)
Distributions of income from partially-owned entities	1,077	1,872
Share-based compensation expense	1,489	990
Other, net	160	325
Change in:
Restricted cash	(498)	200
Accounts receivable	(280)	(463)
Prepaid expenses	(1,942)	(507)
Other assets	253	248
Accounts payable	(2,811)	492
Accrued interest	5,203	4,676
Accrued expenses and other	5,293	(10,318)
Net cash provided by operating activities	33,075	20,615
Cash flows from investing activities:
Acquisition of properties	(93,482)	(225)
Development expenditures	(6,639)	(6,127)
Capital expenditures, tenant improvements and leasing commissions	(3,826)	(6,449)
Proceeds from sales of property, net of selling costs	3,044	1,327
Issuance of notes receivable	(45)	—
Repayments of notes receivable	695	4,842
Capital contributions to partially-owned entities	(42)	(7)
Net cash used in investing activities	(100,295)	(6,639)
Cash flows from financing activities:
Proceeds from dividend reinvestment plan and exercise of stock options	930	386
Proceeds from common share issuance, net of expenses	79,936	32,461
Principal reductions of debt	(367)	(33,224)
Proceeds from borrowings on revolving credit lines	554,000	240,000
Payments on revolving credit lines and overdrafts	(551,387)	(239,342)
Dividends paid to common and preferred shareholders	(12,748)	(13,862)
Distributions to noncontrolling partners in CRLP	(1,092)	(1,223)
Net cash provided by (used in) financing activities	69,272	(14,804)
Increase (decrease) in cash and cash equivalents	2,052	(828)
Cash and cash equivalents, beginning of period	4,954	4,590
Cash and cash equivalents, end of period	$7,006	$3,762
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$16,087	$16,593
Cash received during the period for income taxes	$(729)	$(133)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
($ in thousands)

	General Partner		Limited Partners’ Preferred Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Common Units
For the three months ended March 31, 2011 and 2010	Common Equity	Preferred Equity
Balance, December 31, 2009	$1,066,390	$96,550	$97,406	$985	$(2,957)	$1,258,374	$133,537
Net loss	(12,329)	2,034	1,813	(77)		(8,559)	(1,500)
Adjustment for amounts included in net loss					114	114
Distributions to common unitholders	(10,015)					(10,015)	(1,223)
Distributions to preferred unitholders		(2,034)	(1,813)			(3,847)
Change in interest of limited partners				(64)		(64)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	33,726					33,726
Redemption of partnership units for shares	131					131	(131)
Change in redeemable noncontrolling interest	(7,012)					(7,012)	7,012
Balance, March 31, 2010	$1,070,891	$96,550	$97,406	$844	$(2,843)	$1,262,848	$137,695

Balance, December 31, 2010	$1,118,086	$—	$48,724	$769	$(2,231)	$1,165,348	$145,539
Net loss	(11,611)	—	906	3		(10,702)	(1,054)
Adjustment for amounts included in net loss					120	120
Distributions to common unitholders	(11,842)					(11,842)	(1,092)
Distributions to preferred unitholders		—	(906)			(906)
Change in interest of limited partners				(19)		(19)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	82,377					82,377
Redemption of partnership units for shares	751					751	(751)
Change in redeemable noncontrolling interest	(9,260)					(9,260)	9,260
Balance, March 31, 2011	$1,168,501	—	$48,724	$753	$(2,111)	$1,215,867	$151,902

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
The consolidated condensed financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2010 unaudited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in the Colonial Realty Limited Partnership’s 2010 Annual Report on Form 10-K.

Note 1 — Organization and Business
Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust (the "Trust"), an Alabama real estate investment trust (“REIT”) whose shares are listed on the New York Stock Exchange ("NYSE"). As used herein, the "Company" refers to the Trust and its subsidiaries, including CRLP. The Trust owns substantially all of its assets and conducts all of its operations through CRLP. Colonial Properties Trust is the sole general partner of Colonial Realty Limited Partnership and, in addition to owning a general partner interest, currently owns a 92.0% limited partner interest in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT. As the sole general partner of CRLP, the Trust is vested with managerial control and authority over the business and affairs of CRLP. All of the Trust's operating activities are conducted through CRLP and CRLP's subsidiaries.
The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust’s activities include full or partial ownership and operation of a portfolio of 159 properties as of March 31, 2011, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2011, including properties in lease-up, the Trust owns interests in 114 multifamily apartment communities (including 110 consolidated properties and four properties partially-owned through unconsolidated joint venture entities), and 45 commercial properties, consisting of 30 office properties (including four wholly-owned consolidated properties and 26 properties partially-owned through unconsolidated joint venture entities) and 15 retail properties (including six wholly-owned consolidated properties and nine properties partially-owned through unconsolidated joint venture entities).

Note 2 — Summary of Significant Accounting Policies
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Consolidated Condensed Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to CRLP and engages in for-sale development activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes and effective income tax rate were zero for each of the three months ended March 31, 2011 and 2010. As of March 31, 2011 and 2010, CRLP did not have a deferred tax asset after the effect of the valuation allowance.
Tax years 2003 through 2010 are subject to examination by the federal taxing authorities. Generally, tax years 2007 through 2010 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI was able to carryback tax losses that occurred in the year ending December 31, 2009 against income that was recognized in 2005 and 2006. During the year ended December 31, 2010, CRLP received $17.4 million of tax refunds.

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

CRLP may from time to time be assessed interest or penalties by federal and state tax jurisdictions, although any such assessments historically have been minimal and immaterial to CRLP's financial results. When CRLP has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
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

As of March 31, 2011, CRLP had notes receivable of $44.2 million consisting primarily of:

•
$25.6 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which CRLP acquired from the lender in May 2010. The note, which is secured by the property, has an annual interest rate of one-month LIBOR plus 1.20% and matures in December 2011.

•	$16.6 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.
CRLP had accrued interest related to its outstanding notes receivable of $0.4 million and $0.5 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, CRLP had recorded a reserve of $0.3 million against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at March 31, 2011 and December 31, 2010 was approximately 4.6% and 4.7%, respectively. Interest income is recognized on an accrual basis.
Fair Value Measures
CRLP applies the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurements and Disclosures”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 3 - "Real Estate Activity") and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 9 - "Financing Activities") and notes receivable. The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at March 31, 2011. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts CRLP could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.
At March 31, 2011, the estimated fair value of fixed rate debt was approximately $1.39 billion (carrying value of $1.37 billion) and the estimated fair value of CRLP’s variable rate debt, including CRLP’s unsecured credit facility, is consistent with the carrying value of $396.7 million.
The estimated fair value of CRLP’s notes receivable at March 31, 2011 and December 31, 2010 was approximately $43.9 million and $44.5 million, respectively, based on market rates and similar financing arrangements.
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

Note 3 — Real Estate Activity
Acquisition Activity

During the three months ended March 31, 2011, CRLP acquired the following multifamily properties:

			Effective
Property	Location	Units	Acquisition Date	Purchase Price
				($ in millions)
Colonial Grand at Wells Branch	Austin, Texas	336	February 24, 2011	$28.4
Colonial Grand at Cornelius	Charlotte, North Carolina	236	February 28, 2011	23.6
Colonial Grand at Palm Vista	Las Vegas, Nevada	341	March 14, 2011	40.9
Total				$92.9

The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since each date of acquisition. These transactions were funded from borrowings on CRLP's unsecured credit facility and by proceeds received from shares issued under the Trust's "at-the-market" continuous equity offering program.

The following unaudited pro forma financial information for the three months ended March 31, 2011 and 2010, gives effect to the above operating property acquisitions as if they had occurred at the beginning of the periods presented. The information for the three months ended March 31, 2011 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The information for the three months ended March 31, 2010 includes pro forma results from two acquisitions completed in 2010 (Colonial Grand at Riverchase in June 2010 and Colonial Grand at Brier Creek in October 2010). The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Three Months Ended
	March 31,
($ in thousands, except per unit data)	2011	2010
Total revenue	$96,037	$94,779
Net loss available to common unitholders allocated to general partner	$(11,590)	$(12,327)
Net loss per common unit — dilutive	$(0.15)	$(0.19)
Disposition Activity
Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which CRLP does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations as “Discontinued Operations” for all periods presented. CRLP did not have any operating property dispositions during the three months ended March 31, 2011 and 2010.
Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by its internal investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of CRLP’s management, it is probable the assets will sell within the next 12 months. As of March 31, 2011, CRLP had classified two for-sale developments and two outparcels as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $14.6 million as of March 31, 2011, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these properties as of March 31, 2011. As of March 31, 2011, there were no operating properties classified as held for sale. Amounts classified as discontinued operations on the Consolidated Condensed Statements of Operations are the result of previous asset dispositions and are immaterial for all periods presented.
For-Sale Activities

During the three months ended March 31, 2011, CRLP sold two for-sale residential units for total sales proceeds of $0.6 million. During the three months ended March 31, 2010, CRLP sold four for-sale residential units for total sales proceeds of $1.5 million. These dispositions eliminate the operating expenses and costs to carry the associated units. CRLP’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on CRLP’s unsecured credit facility.

 As of  March 31, 2011, CRLP had 22 for-sale residential units and 40 lots remaining. These units/lots, valued at $13.6 million, are reflected in "Real estate assets held for sale, net" on the Consolidated Condensed Balance Sheet as of March 31, 2011.

For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.

Impairment and Other Losses

During the three months ended March 31, 2011, CRLP recorded a $1.5 million charge for a loss contingency related to certain litigation. Additionally, CRLP recorded a $0.4 million casualty loss and $0.2 million non-cash impairment charge.  The casualty loss related to fire damage at two of CRLP's multifamily apartment communities.  Of the impairment charge, $0.1 million is related to sales of various for-sale residential units and $0.1 million is related to the sale of land outparcels.

During the three months ended March 31, 2010 , CRLP recorded $0.8 million as a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather.

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

Note 4 — Undeveloped Land and Construction in Progress
CRLP currently has two active development projects, as outlined in the table below. CRLP began development of Colonial Grand at Double Creek, a 296-unit apartment community in Austin, Texas in March 2011. CRLP owns approximately $266.6 million of undeveloped land parcels that are held for future developments. Of the future developments listed below, CRLP expects to initiate development of at least one more multifamily apartment community and one commercial development during 2011. Although CRLP currently anticipates developing certain other projects in the future, there can be no assurance that CRLP will pursue any of these particular future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Hampton Preserve	Tampa, FL	486	$17,259
Colonial Grand at Double Creek (formerly CG at Cityway)	Austin, TX	296	5,857
Total Active Developments		782	$23,116

Future Developments:
Multifamily:
Colonial Grand at Lake Mary	Orlando, FL	306	$5,370
Colonial Grand at South End	Charlotte, NC	353	13,667
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,171
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,281
Colonial Grand at Azure	Las Vegas, NV	188	7,808
		2,036	61,676
Commercial:
Colonial Promenade Huntsville	Huntsville, AL	111,000	9,814
Colonial Promenade Nord du Lac (3)	Covington, LA	236,000	17,800
Randal Park (2)		—	8,627
		347,000	36,241
Other Undeveloped Land:
Multifamily			3,295
Commercial			45,203
Commercial Outparcels/Pads			26,897
For-Sale Residential Land (4)			70,181
			145,576
Total Future Developments			243,493
Consolidated Undeveloped Land and Construction in Progress			$266,609
________________________
Footnotes on following page

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
This project is part of a mixed-use development. CRLP is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of the development are subject to change.

(3)
CRLP intends to develop this project in phases over time. Costs capitalized to date for this development, including costs for Phase I, which was placed into service in 2010, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(4)	These costs are presented net of $24.6 million of non-cash impairment charges recorded on two of the projects in 2009, 2008 and 2007.

Interest capitalized on construction in progress during the three months ended March 31, 2011 and 2010 was $0.1 million and $0.4 million, respectively.

Note 5 — Net (Loss) Income Per Unit
For the three months ended March 31, 2011 and 2010, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common unit is as follows:

	Three Months Ended
	March 31,
($ in thousands)	2011	2010
Numerator:
Loss from continuing operations	$(11,720)	$(9,992)
Less:
Income allocated to participating securities	(110)	(98)
Noncontrolling interest of limited partners - continuing operations	(3)	82
Distributions to limited partner preferred unitholders	(906)	(1,813)
Distributions to general partner preferred unitholders	—	(2,034)
Loss from continuing operations available to common unitholders	$(12,739)	$(13,855)
Denominator:
Denominator for basic net income per unit — weighted average common units	86,796	74,582
Effect of dilutive securities	—	—
Denominator for diluted net income per unit — adjusted weighted average common units	86,796	74,582
For the three months ended March 31, 2011 and 2010, CRLP reported a net loss from continuing operations, and as such, 201,534 and 17,481 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net income per unit because including such unit equivalents would be anti-dilutive. For the three months ended March 31, 2011 and 2010, 1,342,465 and 1,354,335 outstanding share options (and a corresponding number of units), respectively, were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

Note 6 — Capital Structure

At March 31, 2011, the Trust controlled CRLP as CRLP's sole general partner and as the holder of approximately 92.0% interest in CRLP. The limited partners of CRLP who hold redeemable common units are those persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market value of the Trust's common shares or the aggregate value of the individual partners' capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust.

The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP. The Trust's interest in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust's percentage interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners.
Equity Offerings

During the three months ended March 31, 2011, the Trust completed the following offerings of its common shares under its continuous "at-the-market" equity offering program:

($ in thousands, except per share amounts)
Issuance Authorized		Amount Authorized	Shares Issued	Weighted Avg Issuance Price Per Share	Net Proceeds (1)
December 2010 (2)		$100,000	4,271,425	$19.13	$80,084
	2011 Total		4,271,425	$19.13	$80,084
___________________

(1)	Amounts are shown net of underwriting discounts, but exclude $0.1 million of one-time administrative expenses paid by CRLP during the three months ended March 31, 2011.

(2)
This "at-the-market" equity offering program had $9.9 million (gross) of common shares remaining available for future issuances at March 31, 2011, which shares were subsequently issued in April 2011, resulting in this equity offering program being fully exhausted (see Note 13 - "Subsequent Events").

Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 4,271,425 common units, at a weighted average issue price of $19.13 per unit, to the Trust during the three months ended March 31, 2011.

The net proceeds resulting from the equity offerings were used to pay down a portion of the outstanding borrowings under CRLP's unsecured credit facility, to partially fund the acquisition of three multifamily properties and to fund other general corporate purposes (see Note 3 - "Real Estate Activity - Acquisition Activity").

Repurchases of Series B Preferred Units

In February 1999, CRLP issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"), valued at $100.0 million in a private placement, net of offering costs of $2.6 million. On February 18, 2004, CRLP modified the terms of the Series B Preferred Units. Under the modified terms, the Series B Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Series B Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009. The Series B Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

During December 2010, CRLP repurchased 1,000,000 of the outstanding Series B Preferred Units from the existing holders for $47.0 million, plus accrued but unpaid dividends. The repurchase price represented a 6% discount, resulting in a $3.0 million gain. As a result of the redemption, during the three months ended December 31, 2010, CRLP wrote off $1.3 million related to the original preferred unit issuance costs.

Redemption of Series D Preferred Depositary Shares

In September 2010, the Trust redeemed all of the outstanding 4,004,735 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the "Series D Preferred Shares"), which were originally issued in April 2003 (and CRLP repurchased all of the corresponding Series D Preferred Units of CRLP) for a purchase price of $25.00 per Series D Preferred Depositary Share, plus any accrued and unpaid dividends, for an aggregate redemption price per Series D Preferred Depositary Share of $25.2257, or $100.1 million in the aggregate. After the redemption date, dividends on the Series D Preferred Depositary Shares ceased to be accrued, the Series D Preferred Depositary Shares and Series D Preferred Units were no longer deemed outstanding, and all rights of the holders of the Series D Preferred Depositary Shares ceased.

Note 7 — Segment Information
CRLP currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.

Multifamily management is responsible for all aspects of CRLP’s multifamily property operations, including the management and leasing services for 114 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which CRLP does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of CRLP’s commercial property operations, including the management and leasing services for 45 commercial properties, as well as third-party management services for commercial properties in which CRLP does not have an ownership interest and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which CRLP has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising ), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the three months ended March 31, 2011 and 2010, and total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of March 31, 2011 and December 31, 2010.

	Three Months Ended
	March 31,
($ in thousands)	2011	2010
Revenues:
Segment Revenues:
Multifamily - Same Property (1)	$75,206	$73,412
Multifamily - Other (2)	4,888	2,466
Commercial	19,769	20,990
Total Segment Revenues	99,863	96,868
Partially-owned unconsolidated entities — Multifamily	(713)	(943)
Partially-owned unconsolidated entities — Commercial	(6,572)	(8,138)
Other non-property related revenues	1,810	2,898
Discontinued operations property revenues	(2)	28
Total Consolidated Revenues	$94,386	$90,713
NOI:
Segment NOI:
Multifamily - Same Property (1)	$44,110	$41,735
Multifamily - Other (2)	2,563	961
Commercial	13,541	14,631
Total Segment NOI	60,214	57,327
Partially-owned unconsolidated entities — Multifamily	(339)	(459)
Partially-owned unconsolidated entities — Commercial	(4,448)	(5,563)
Other non-property related revenues	1,810	2,898
Discontinued operations property NOI	36	32
Property management expenses	(2,422)	(1,807)
General and administrative expenses	(5,203)	(4,807)
Management fee and other expenses	(1,770)	(2,673)
Investment and development expenses (3)	(587)	(3)
Depreciation	(32,059)	(30,279)
Amortization	(2,210)	(2,224)
Impairment and other losses (4)	(2,097)	(783)
Income from operations	10,925	11,659
Total other income (expense), net (5)	(22,645)	(21,651)
Loss from continuing operations	$(11,720)	$(9,992)

Capitalized Expenditures
Multifamily	$3,448	$5,909
Commercial	194	406
Corporate	184	134
Total consolidated capitalized expenditures	$3,826	$6,449

	As of
	March 31,	December 31,
($ in thousands)	2011	2010
Assets
Segment Assets:
Multifamily	$2,552,585	$2,474,409
Commercial	548,751	562,103
Total Segment Assets	3,101,336	3,036,512
Unallocated corporate assets (6)	130,065	134,003
	$3,231,401	$3,170,515
____________________

(1)
CRLP defines multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be restated during the year to account for disposition activity.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(4)	See Note 3 — “Real Estate Activity” for a description of the charges.

(5)
For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 — “Real Estate Activity - For-Sale Activities”.

(6)
Includes CRLP’s investment in partially-owned entities of $22,212 and $22,828 as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, investments in partially-owned entities of $28,965 and $27,954, respectively, for which CRLP’s basis is a negative balance (i.e., credit balance), have been classified as a liability.

Note 8 — Investment in Partially-Owned Entities
CRLP evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether CRLP is the primary beneficiary.
Consolidated Investments in Variable Interest Entities
Based on CRLP's evaluation, as of March 31, 2011, CRLP has one consolidated VIE — CMS/Colonial Canyon Creek — which CRLP began consolidating in September 2009 as a result of a preferred equity contribution of $11.5 million made by CRLP to the joint venture in connection with a construction loan refinancing. This joint venture is a variable interest entity and CRLP's $11.5 million preferred equity contribution constituted a reconsideration event. With the preferred equity contribution, CRLP became the primary beneficiary, as it will absorb the majority of the variability in the joint venture's operating results.

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

CRLP concluded that it has the power to direct these activities and that CRLP has the obligation to absorb losses and right to receive benefits from the joint venture that could be significant to the joint venture. Therefore, CRLP consolidates the CMS/Canyon Creek joint venture.

Unconsolidated Investments in Variable Interest Entities

As of March 31, 2011, CRLP continues to have one VIE - Colonial Grand at Traditions - which it does not consolidate because CRLP has concluded it is not the primary beneficiary. With respect to the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the joint venture, for a total guarantee of $7.0 million of the principal amount. CRLP and its joint venture partner each committed to provide 50% of the guarantee, which is different from the relative voting and economic interests of the parties in the joint venture. As a result, this investment qualifies as a VIE, but CRLP has determined that it would not have the ability to direct the most significant business activities of this joint venture and, therefore, does not consolidate this investment. In September 2009, CRLP determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. In addition, CRLP determined that its 35% noncontrolling joint venture interest was impaired and that this impairment was other than temporary. As a result, CRLP wrote-off its entire investment in the joint venture by recording a non-cash impairment charge of $0.2 million during the quarter ended September 30, 2009. The construction loan matured on April 15, 2010, but has not been repaid by the joint venture (see Note 9 - “Financing Activities - Unconsolidated Joint Venture Financing Activity”).
Investments in Unconsolidated Partially-Owned Entities
Investments in unconsolidated partially-owned entities at March 31, 2011 and December 31, 2010 consisted of the following:

	Percent		As of
($ in thousands)	Owned		March 31, 2011	December 31, 2010
Mulitfamily:
Belterra, Ft. Worth, TX	10.00%		$424	$444
CG at Huntcliff, Atlanta, GA	20.00%		1,429	1,471
CG at McKinney, Dallas, TX	25.00%	(1)	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%		759	787
CG at Traditions, Gulf Shores, AL	35.00%	(2)	—	—
Heathrow, Orlando, FL	50.00%	(1)	1,937	1,946
Regents Park (Phase II), Atlanta, GA	40.00%	(1)	3,362	3,358
Total Multifamily			$9,632	$9,727
Commercial:
600 Building Partnership, Birmingham, AL	33.33%		257	203
Bluerock, Huntsville, AL	10.00%	(3)	(5,520)	(5,349)
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		22	27
Colonial Promenade Madison, Huntsville, AL	25.00%		2,095	2,118
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,174	2,193
DRA/CLP JV	15.00%	(4)	(23,445)	(22,605)
Highway 150, LLC, Birmingham, AL	10.00%		47	51
Parkside Drive LLC I, Knoxville, TN	50.00%		1,063	1,456
Parkside Drive LLC II, Knoxville, TN	50.00%		6,907	7,021
Total Commercial			$(16,400)	$(14,885)
Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%		15	32
Total Other			$15	$32
			$(6,753)	$(5,126)
___________________

(1)	These joint ventures consist of undeveloped land.

(2)	In September 2009, CRLP determined that its noncontrolling interest was impaired and that this impairment was other than temporary. As a result, CRLP wrote-off its investment in the joint venture.

(3)
Equity investment includes CRLP’s investment of approximately $1.5 million, offset by the excess basis difference on the transaction of approximately $7.0 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on CRLP’s Consolidated Condensed Balance Sheet as of March 31, 2011 and December 31, 2010.

(4)
As of March 31, 2011, this joint venture included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Austin, Texas. Equity investment includes the value of CRLP’s investment of approximately $11.8 million, offset by the excess basis difference resulting from the June 2007 joint venture transaction of approximately $35.2 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on CRLP’s Consolidated Condensed Balance Sheet as of March 31, 2011 and December 31, 2010.

Combined financial information for CRLP’s investments in unconsolidated partially-owned entities since the date of CRLP’s acquisitions is as follows:

	As of
($ in thousands)	March 31, 2011	December 31, 2010
Balance Sheet
Assets
Land, building & equipment, net	$1,238,257	$1,250,781
Construction in progress	19,627	19,624
Other assets	100,082	106,291
Total assets	$1,357,966	$1,376,696
Liabilities and Partners’ Equity
Notes payable (1)	$1,109,825	$1,110,908
Other liabilities	105,258	110,246
Partners’ equity	142,883	155,542
Total liabilities and partners’ capital	$1,357,966	$1,376,696

	Three Months Ended
	March 31,
($ in thousands)	2011	2010
Statement of Operations
Revenues	$41,119	$46,305
Operating expenses	(14,641)	(16,263)
Interest expense	(17,338)	(17,627)
Depreciation, amortization and other	(17,483)	(19,690)
Net loss (2)	$(8,343)	$(7,275)
___________________

(1)	CRLP’s pro-rata share of indebtedness, as calculated based on ownership percentage, at March 31, 2011 and December 31, 2010 was $200.9 million and $201.3 million, respectively.

(2)
In addition to including CRLP’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “(Loss) gain from partially-owned investments” of $(0.3) million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively, includes gains on CRLP’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Note 9 — Financing Activities
As of March 31, 2011, CRLP, with the Company as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, CRLP has a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.
Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows CRLP to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wells Fargo’s designated base rate, plus a base rate margin ranging up to 0.25% based on CRLP’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on CRLP's unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.

The Credit Facility and the cash management line, which primarily are used by CRLP to finance property acquisitions and developments, had an outstanding balance at March 31, 2011 of $383.7 million, including $24.7 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility (including the cash management line) was 1.29% as of both March 31, 2011 and March 31, 2010.

The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of CRLP; and generally not paying CRLP’s debts as they become due. Specific financial ratios with which CRLP must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio, Debt to Total Asset

Value Ratio, Secured Debt to Total Asset Value Ratio, Unencumbered Leverage Ratio and Permitted Investments Ratio. At March 31, 2011, CRLP was in compliance with these covenants.

	As of
	March 31, 2011	Requirements:
Fixed Charge Ratio	2.0x	> 1.50x
Debt to Total Asset Value Ratio	52.3%	< 60.0%
Secured Debt to Total Asset Value Ratio	23.9%	< 40.0%
Unencumbered Leverage Ratio	44.4%	< 62.5%
Permitted Investments Ratio	10.2%	< 35.0%
CRLP does not anticipate any events of noncompliance with any of these ratios in 2011. However, there can be no assurance that CRLP will be able to maintain compliance with these ratios and other debt covenants in the future.
Unsecured Senior Notes Repurchases
In January 2010, the Trust’s Board of Trustees authorized a new unsecured notes repurchase program, which allowed CRLP to repurchase up to $100.0 million of outstanding unsecured senior notes of CRLP. During the first quarter 2010, CRLP repurchased $8.7 million of outstanding unsecured senior notes of CRLP, having an average yield-to-maturity of 6.5%, at an average discount of 1%. This repurchase program expired December 31, 2010.
Unconsolidated Joint Venture Financing Activity

During April 2007, CRLP and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture, in which CRLP has a 35% noncontrolling interest. In September 2009, CRLP determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. The construction loan, which had a balance of $33.4 million as of March 31, 2011, matured by its terms on April 15, 2010. For additional information regarding ongoing litigation involving this joint venture, see Note 12 - "Legal Proceedings".

There can be no assurance that CRLP’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets (see Note 11 - "Contingencies, Guarantees and Other Arrangements"). The failure to refinance and/or replace such debt and other factors with respect to CRLP’s joint venture interests may materially adversely impact the value of CRLP’s joint venture interests, which, in turn, could have a material adverse effect on CRLP’s financial condition and results of operations.

Note 10 — Derivatives and Hedging
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

At March 31, 2011, CRLP had $2.1 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on CRLP’s variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were immaterial for all periods presented.

Over the next twelve months, CRLP expects to reclassify $0.5 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

Note 11 — Contingencies, Guarantees and Other Arrangements

Contingencies

As of March 31, 2011, CRLP is self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. CRLP is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
Guarantees and Other Arrangements

With respect to the Colonial Grand at Traditions joint venture, CRLP and its joint venture partner each committed to guarantee $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. In September 2009, CRLP determined that it was probable that it would have to fund its partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. As of March 31, 2011, the joint venture had drawn $33.4 million on the construction loan, which matured by its terms on April 15, 2010 (see Note 9 - "Financing Activities" and Note 12 - "Legal Proceedings").
In connection with the formation of Highway 150 LLC in 2002, CRLP executed a guarantee, pursuant to which CRLP serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2011, the total amount of debt of the joint venture, which matures in December 2012, was approximately $15.7 million. At March 31, 2011, no liability was recorded for the guarantee.
In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for the Colonial Promenade Tannehill development, which had approximately $13.5 million outstanding at March 31, 2011 and December 31, 2010. At March 31, 2011, no liability was recorded for these guarantees.
In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $17.4 million at March 31, 2011. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.

Note 12 — Legal Proceedings

Colonial Grand at Traditions Litigation

As previously disclosed, during April 2007, CRLP and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a $34.1 million construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture (the “Joint Venture”), in which CRLP has a 35% noncontrolling interest. Construction at this site is complete and the project was placed into service during 2008. In September 2009, CRLP determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee. The construction loan, which had a balance of $33.4 million as of March 31, 2011, matured by its terms on April 15, 2010. The estimated fair market value of the property in the joint venture is significantly less than the principal amount due on the construction loan. In October 2010, Regions Bank, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantee from each of the guarantors, including CRLP, together with outstanding interest on the loan. On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace CRLP as property manager and take control of the property's cash flow. Regions Bank subsequently transferred all of its interest in the construction loan to MLQ-ELD, L.L.C. (“MLQ”), and MLQ initiated foreclosure proceedings with respect to the property in January 2011 and was allowed to substitute itself in place of Regions Bank in the existing litigation. On February 16, 2011, the Joint Venture filed for relief under Chapter 11 of the Bankruptcy Code and requested that the court, among other things, terminate the receivership. The court granted the order on a temporary basis, but has subsequently dismissed the bankruptcy case.

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

James Island Litigation

As previously disclosed, the Trust and CRLP are parties to lawsuits arising out of alleged construction deficiencies with respect to condominium units at CRLP's Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all 230 units were sold during 2006. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County in March, 2010, against various parties involved in the development and construction of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking an unspecified amount of damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. CRLP is currently in the initial phases of discovery and is continuing to investigate the matter and evaluate its options, and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to CRLP.

UCO Litigation

CRLP is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of our for-sale projects, which were being developed in a joint venture in which CRLP is a majority owner. The contractor is affiliated with CRLP's joint venture partner.

•
In connection with the dispute, in January 2008, the contractor filed a lawsuit in Circuit Court of Baldwin County against CRLP alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

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

CRLP and the joint venture also have been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. In April 2011, an arbitrator awarded rescission rights in favor of the purchasers.

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

In addition, CRLP is involved in various lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.
Loss Contingencies
The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. CRLP records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. CRLP reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. As of March 31, 2011, CRLP's loss contingency was $5.4 million in the aggregate.

Note 13 — Subsequent Events
At-the-Market Equity Offering Program

Subsequent to quarter end, the Trust issued 517,100 common shares (through April 8, 2011), generating net proceeds of $9.7 million, at an average price of $19.20 per share. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 517,100 common units to the Trust, at a weighted average issue price of $19.20 per unit, for the common shares issued by the Trust in the equity offering program. This fully exhausted the $100.0 million "at-the-market" equity offering program the Company and CRLP entered into in December 2010 with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC.

On April 27, 2011, the Trust's Board of Trustees approved the issuance of up to $75.0 million of the Trust's common shares under an "at-the-market" equity offering program.

Unsecured Senior Note Maturities

During April 2011, CRLP had a $56.9 million 4.80% interest Senior Note mature. Proceeds from the "at-the-market" equity offering program and borrowings under CRLP's unsecured Credit Facility were used to satisfy the maturing note with a gross payment of $58.3 million ($56.9 million of principal and $1.4 million of previously accrued interest).
Distribution
On April 27, 2011, a cash distribution was declared to shareholders of the Trust and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $13.6 million. The distribution was declared to shareholders and partners of record as of May 9, 2011 and will be paid on May 16, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.0% limited partner interest as of March 31, 2011. The Trust conducts all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
The following discussion and analysis of the consolidated condensed financial condition and consolidated condensed results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates’, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s and CRLP’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Such factors include, among others, the following:

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

•
other risks identified in the 2010 Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets, primarily through joint venture investments, and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 159 properties as of March 31, 2011, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.
As of March 31, 2011, we owned or maintained a partial ownership in:

	Consolidated Properties	Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	110	33,142	4	1,340	114	34,482
Commercial properties	10	2,555,000	35	8,103,000	45	10,658,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.
In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of March 31, 2011, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 96.0% and 86.8% leased, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of March 31, 2011, held approximately 92.0% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.

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

Business Strategy and Outlook

As previously discussed in the 2010 Form 10-K, our business directives for 2011 are to:

•grow the company;
•improve operations; and
•achieve our balance sheet targets.

We are undertaking efforts to grow the company by returning property revenues to at least rent levels experienced in mid-2008, developing multifamily apartment communities on land that we have in inventory and by selectively acquiring young, well-located multifamily assets in our primary Sunbelt markets.  We are undertaking efforts to improve operations through increasing rents at our properties and controlling expenses at our properties, as well as at the corporate level.  We are seeking to achieve our balance sheet targets of reducing leverage (defined as net debt plus preferred equity to gross assets) to approximately 45% and increasing our fixed charge ratio through improving operations, issuing additional common equity to fund acquisitions and development and selectively disposing of wholly-owned or joint venture multifamily or commercial properties.
Executive Summary of Results of Operations
The following discussion of results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with the Consolidated Condensed Statements of Operations of the Trust and CRLP and related notes thereto included in Item 1 of this Form 10-Q.
For the three months ended March 31, 2011, the Trust reported a net loss available to common shareholders of $11.6 million, compared with net loss available to common shareholders of $12.3 million for the comparable prior year period. For the three months ended March 31, 2011, CRLP reported a net loss available to common unitholders of $12.7 million, compared with a net loss available to common unitholders of $13.8 million for the comparable prior year period.

The principal factors that influenced our operating results for the three months ended March 31, 2011 are as follows:

•Multifamily same-property revenue increased 2.4%, from $73.4 million for the three months ended March 31,
2010 to $75.2 million for the three months ended March 31, 2011. Multifamily same-property expenses decreased 1.8%, from $31.7 million for the three months ended March 31, 2010 to $31.1 million for the three months ended March 31, 2011. Overall, these changes resulted in a 5.7% increase in same-property net operating income when compared with the first quarter 2010 (see Note 7 to the Trust's and CRLP's
Consolidated Condensed Financial Statements - “Segment Information”); and
•Acquired three Class A multifamily apartment communities: a 336-unit apartment community in Austin, Texas, now known as Colonial Grand at Wells Branch; a 236-unit apartment community located in Charlotte, North
Carolina, now known as Colonial Grand at Cornelius; and a 341-unit apartment community located in Las
Vegas, Nevada now known as Colonial Grand at Palm Vista.

Results of Operations
Comparison of the Three Months Ended March 31, 2011 and 2010
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $92.6 million for the three months ended March 31, 2011, compared to $87.8 million for the same period in 2010. The components of property-related revenues for the three months ended March 31, 2011 and 2010 are:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2010 to 2011
Minimum rent	$76,662	83%	$73,482	84%	4%
Tenant recoveries	2,698	3%	2,789	3%	(3)%
Other property-related revenue	13,216	14%	11,544	13%	14%
Total property-related revenues	$92,576	100%	$87,815	100%	5%
The increase in total property-related revenues of $4.8 million for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily attributable to increases in minimum rent resulting from properties acquired since March 31, 2010 and an increase in rental rates at our multifamily same-property communities, as follows:

	Three Months Ended		Change
	March 31,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$75,206	$73,412	$1,794
Acquisitions:
Multifamily	2,498	—	2,498
Developments:
Commercial	637	—	637
Other (2)	14,235	14,403	(168)
	$92,576	$87,815	$4,761
 _____________________________

(1)
We define multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be restated during the year to account for disposition activity.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property-related revenues for our multifamily same-property communities increased $1.8 million, or 2.4%, for the three months March 31, 2011 compared to the same period in 2010 , primarily due to higher rental rates and an increase in average occupancy rates. Monthly rent per unit for our multifamily same-property communities increased as a result of strong renewal pricing power and improved new lease rates. Ancillary income increased as a result of the increase in average occupancy.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $1.8 million for the three months ended March 31, 2011, compared to $2.9 million for the same period in 2010. Of the $1.1 million decrease, approximately one-half of the decrease is attributable to the loss, since March 31, 2010, of third-party management fees related to management of properties previously held in joint ventures or owned by third-parties and the other one-half is attributable to a decrease in leasing commissions.
Property-related expenses
Total property-related expenses, which consist of property operating expenses and taxes, licenses and insurance, were $37.1 million for the three months ended March 31, 2011, compared to $36.5 million for the same period in 2010. The components of property-related expenses for the three months ended March 31, 2011 and 2010 are:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2010 to 2011
Property operating expenses	$25,964	70%	$25,419	70%	2%
Taxes, licenses and insurance	11,149	30%	11,059	30%	1%
Total property-related expenses	$37,113	100%	$36,478	100%	2%
The increase in total property-related expenses of $0.6 million for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily attributable to increases in property operating expenses with respect to the properties acquired since March 31, 2010, as follows:

	Three Months Ended		Change
	March 31,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$22,038	$22,220	$(182)
Acquisitions:
Multifamily	687	—	687
Developments:
Commercial	146	—	146
Other (2)	3,093	3,199	(106)
	$25,964	$25,419	$545
 _____________________________

(1)
We define multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be restated during the year to account for disposition activity.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.

Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses were $2.4 million for the three months ended March 31, 2011 compared to $1.8 million for the same period in 2010. The $0.6 million increase in expenses was primarily related to higher incentive compensation and other general expenses.
General and administrative expenses
General and administrative expenses were $5.2 million for the three months ended March 31, 2011, compared to $4.8 million for the same period in 2010. The $0.4 million increase in expenses is primarily attributable to higher payments related to incentive compensation.
Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. The $0.9 million reduction in management fee and other expenses was attributable to the termination of management contracts since March 31, 2010.
Depreciation
Depreciation expense was $32.1 million for the three months ended March 31, 2011, compared to $30.3 million for the same period in 2010. The total increase in depreciation expense of $1.8 million for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily attributable to properties acquired since March 31, 2010 as follows:

	Three Months Ended		Change
	March 31,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$24,593	$24,312	$281
Acquisitions:
Multifamily	938	—	938
Developments:
Commercial	299	—	299
Other (2)	6,229	5,967	262
	$32,059	$30,279	$1,780
_____________________________

(1)	We define multifamily same-property communities as properties continuously owned since January 1, 2010. Same-property communities may be restated during the year to account for disposition activity.

(2)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities.
Impairment and other losses
Impairment and other losses were $2.1 million for the three months ended March 31, 2011 compared to $0.8 million for the same period in 2010. During the three months ended March 31, 2011, we recorded a $1.5 million charge related to a loss contingency involving previously sold for-sale residential units. Additionally, during the three months ended March 31, 2011, we recorded a $0.4 million casualty loss and $0.2 million non-cash impairment charge. The casualty loss related to fire damage at two of the Company's multifamily apartment communities. Of the impairment charge, $0.1 million is related to sales of various for-sale residential units and $0.1 million is related to the sale of land outparcels. The $0.8 million recorded during the three months ended March 31, 2010 was a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather.
Loss (income) from partially-owned investments
Loss (income) from partially-owned investments was a loss of $0.3 million for the three months ended March 31, 2011 compared to income of $0.3 million for the three months ended March 31, 2010. The decrease is primarily due to the sale of our remaining 50% noncontrolling interest in Parkway Place Mall in Huntsville, Alabama in October 2010.
Dividends to preferred shareholders

In September 2010, the Trust redeemed all of the outstanding Series D Preferred Depositary Shares (and CRLP repurchased all of the Series D Preferred Units); therefore, there were no dividends to preferred shareholders for the three months ended March 31, 2011, compared to $2.0 million for the three months ended March 31, 2010.

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

Given our limited debt maturities remaining in 2011 ($31.2 million of our pro-rata share of unconsolidated debt), we believe that cash generated from operations, dispositions of assets, borrowings under our Credit Facility and the potential proceeds from our recently approved $75.0 million "at-the-market" equity offering program will be sufficient to allow us to execute our previously discussed 2011 business directives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.

Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:

Operating activities - Net cash provided by operating activities increased to $33.1 million for the three months ended March 31, 2011 from $20.6 million for the comparable prior year period. The change was primarily driven by timing of payments relating to accrued expenses and accounts payable. For 2011, we expect cash flows from operating activities to be higher than in 2010 due to acquisitions and developments placed into service since March 31, 2010.

Investing activities - Net cash used in investing activities was $100.3 million for the three months ended March 31, 2011, compared to $6.6 million for the comparable prior year period. The change is primarily the result of cash used for three multifamily property acquisitions in the first quarter of 2011. As we continue to explore growth through potential acquisitions and developments, we expect our cash flow used in investing activities to increase in 2011, compared to 2010. However, we expect this increase to be partially offset by proceeds from potential property dispositions.

Financing activities - Net cash provided by financing activities totaled $69.3 million for the three months ended March 31, 2011, compared to net cash used in financing activities of $14.8 million in the comparable prior year period. The change is primarily attributable to an increase in cash proceeds in the first quarter of 2011 from our "at-the-market" equity offering program and cash used for unsecured senior note repurchases in the first quarter of 2010. We did not repurchase unsecured senior notes in the first quarter of 2011.

The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. Persistent weakness in the economy and job market in the U.S. has adversely affected rents we are able to charge and thereby adversely affected our operating cash flows. However, in the last half of 2010 and the first quarter of 2011, revenues from our same-property multifamily communities were positive when compared to the same periods in prior years, marking the first time since the end of 2008 that our revenues have been positive over the prior year period.  We are seeing some improvements in the multifamily fundamentals, such as higher occupancy rates, positive new and renewal lease rates over the expiring leases, a declining homeownership rate and a decline in turnover, which all are positive developments for the multifamily industry.

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

The Trust has filed a registration statement with the SEC allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate public offering price of up to $500 million on an as-needed basis subject to our ability to effect offerings on satisfactory terms based on prevailing conditions. In 2011 (through April 11, 2011), the Trust sold 4,788,525 common shares under its December 2010 continuous "at-the-market" equity offering program at a weighted average issuance price of $19.13 per share for net proceeds of approximately $89.8 million. Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing programs or other equity offerings, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold and the Trust contributes the net proceeds of such offerings to CRLP. The net proceeds resulting from this program were used to pay down a portion of the outstanding borrowings under the CRLP's unsecured credit facility, to partially fund the acquisition of three multifamily properties and to fund other general corporate purposes (see Note 3 to the Trust's and CRLP's Consolidated Condensed Financial Statements “Real Estate Activity - Acquisition Activity”). The December 2010 “at-the-market” equity offering program was fully exhausted in April 2011, which left approximately $91.4 million of equity securities of the Trust available for future issuance under the registration statement referred to above.

On May 6, 2011, the Trust and CRLP filed a joint universal shelf registration statement with the SEC allowing the Trust to offer, from time to time, an unspecified amount of equity securities of the Trust (including common and preferred shares) and allowing CRLP to offer, from time to time, an unspecified amount of debt securities, each on an as-needed basis subject to the ability of the Trust and CRLP to effect offerings on satisfactory terms based on prevailing conditions.

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

Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We will continue to monitor the unsecured and secured debt markets, including Fannie Mae and/or Freddie Mac (from whom we have obtained secured financing in 2009 and 2010), and as market conditions permit, access borrowings that are advantageous to us.

Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the three months ended March 31, 2011, we sold assets (or our interests in assets) for aggregate proceeds of approximately $3.7 million ($3.5 million from the sale of consolidated assets and $0.2 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). The proceeds from these asset sales were used to repay a portion of outstanding borrowings under the Credit Facility.

At March 31, 2011, our total outstanding debt balance was $1.77 billion. The outstanding balance includes fixed-rate debt of $1.37 billion, or 77.6% of the total debt balance, and floating-rate debt of $396.7 million, or 22.4% of the total debt balance. As further discussed below, at March 31, 2011, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.

Distributions

On April 27, 2011, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $13.6 million. The distribution was declared to shareholders and partners of record as of May 9, 2011 and will be paid on May 16, 2011. We also pay regular quarterly distributions on preferred units in CRLP (all remaining outstanding preferred shares in the Trust were redeemed in 2010). The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's taxable income to be distributed to the Trust's shareholders (excluding net capital gains).

Unsecured Revolving Credit Facility

As of March 31, 2011, CRLP, with the Trust as a guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.

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

The Credit Facility and cash management line, which have been primarily used to finance property acquisitions and developments, and periodically to also fund repurchases of CRLP senior notes and preferred shares and units, had an aggregate outstanding balance at March 31, 2011 of $383.7 million, including $24.7 million outstanding on our cash management line. The weighted average interest rate of the Credit Facility, including the cash management line, was 1.29% at March 31, 2011.

The Credit Facility contains various ratios and covenants that are more fully described in Note 9 - "Financing Activities" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, included in this Form 10-Q. As of March 31, 2011, we were in compliance with these covenants. We expect to be able to comply with these ratios and covenants in 2011, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants.

We currently expect to refinance the Credit Facility or enter into a new credit facility prior to the June 2012 maturity date. However, there can be no assurance that the financial terms or covenants of any refinanced or new facility will be the same or as favorable as those under our existing credit facility. See Item 1A in our 2010 Form 10-K - “Risk Factors - Risks Associated with Our Indebtedness and Financing Activities - Disruptions in the credit markets could adversely affect our ability to obtain sufficient third party financing or refinance our existing credit facility for our capital needs, including development, expansion, acquisition and other activities, on favorable terms or at all, which could materially and adversely affect us.”

Commitments and Contingencies

As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures but continue to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, we assumed certain contingent obligations for a total of $15.7 million, of which $5.4 million remains outstanding as of March 31, 2011.

As of March 31, 2011, we are self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

For a discussion of certain ongoing litigation matters, see Note 12 - "Legal Proceedings" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, included in this Form 10-Q. In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.

Guarantees and Other Arrangements

With respect to the Colonial Grand at Traditions joint venture, we and our joint venture partner each committed to a partial loan repayment guarantee of $3.5 million of the principal amount of a $34.1 million construction loan obtained by the joint venture, for a total guarantee of $7.0 million of the principal amount. In September 2009, we determined that it was probable that we would have to fund our partial loan repayment guarantee provided on the original construction loan and recognized a $3.5 million charge to earnings. As further described in Note 12 - "Legal Proceedings" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, included in this Form 10-Q, the loan matured on April 15, 2010, but has not been repaid by the joint venture.

In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2011, the total amount of debt of the joint venture was approximately $15.7 million and the debt matures in December 2012. At March 31, 2011, no liability was recorded for the guarantee.

In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for our Colonial Promenade Tannehill development, which had approximately $13.5 million outstanding at March 31, 2011. At March 31, 2011, no liability was recorded for these guarantees.

In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness totaling $17.4 million at March 31, 2011. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by us.

The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Off-Balance Sheet Arrangements
At March 31, 2011, our pro-rata share of mortgage debt of unconsolidated joint ventures was $200.9 million. The aggregate maturities of this mortgage debt are as follows:

($ in millions)
2011	$31.2
2012	2.0
2013	6.0
2014	116.3
2015	0.2
Thereafter	45.2
$200.9

Of this debt, $6.3 million and $2.0 million maturing in 2011 and 2012, respectively, include options for at least a one-year extension. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.

There can be no assurance that our joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. For a discussion of the existing dispute involving our Colonial Grand at Traditions joint venture, see Note 12 - “Legal Proceedings” in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, included in this Form 10-Q. The failure to refinance and/or replace such debt and other factors with respect to our joint venture interests discussed in “Item 1A: Risk Factors” included in the 2010 Form 10-K may materially adversely impact the value of our joint venture interests, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Under our various unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with the certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. In addition, as more fully described above, we have made certain guarantees in connection with our investment in unconsolidated joint ventures. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources
Critical Accounting Policies and Estimates
Please refer to the 2010 Form 10-K for discussions of the Trust’s and CRLP’s critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the three months ended March 31, 2011, there were no material changes to these policies.
The Company is subject to various claims, disputes and legal proceedings, including those described under “Liquidity and Capital Resources – Contingencies” and “Off-Balance Sheet Arrangements”, and Note 12 - “Legal Proceedings” in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, the outcomes of which are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances.
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
At March 31, 2011, we had $2.1 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were immaterial for all periods presented.
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
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2011, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 77.6%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds From Operations

Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means income (loss) before noncontrolling interest (determined in accordance with GAAP), excluding sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in the company’s industry. We believe that the line item on our consolidated statements of operations entitled “Net loss available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to company management evaluating the operating performance of our reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to key employees. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of the company’s needs, including our ability to make distributions.
The following information is provided to reconcile net income available to common shareholders of the Trust, the most comparable GAAP measure, to FFO, and to show the items included in our FFO for the periods indicated.

	Three Months Ended
	March 31,
($ in thousands, except per share and unit data)	2011	2010
Net loss available to common shareholders	$(11,611)	$(12,329)
Noncontrolling interest in CRLP	(1,054)	(1,500)
Total	$(12,665)	$(13,829)
Adjustments (consolidated):
Real estate depreciation	31,751	29,821
Real estate amortization	2,046	1,741
Losses from sales of property, net of income tax and noncontrolling interest	79	42
Losses from sales of undepreciated property, net of income tax and noncontrolling interest (1)	(79)	(10)
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	1,651	2,408
Real estate amortization	654	702
Gains from sales of property	21	(78)
Funds from operations	$23,458	$20,797
Income allocated to participating securities	(200)	(182)
Funds from operations available to common shareholders and unitholders	$23,258	$20,615
FFO per share (2)
Basic	$0.27	$0.28
Diluted	$0.27	$0.28

Weighted average common shares outstanding — basic	79,512	66,426
Weighted average partnership units outstanding — basic (2)	7,284	8,156
Weighted average shares and units oustanding — basic	86,796	74,582
Effect of diluted securities	—	—
Weighted average shares and units outstanding — diluted	86,796	74,582

(1)
We recognize incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds, less costs of sales, from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by our taxable REIT subsidiary.

(2)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2011, we had approximately $396.7 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.8 billion of outstanding total debt and our $3.2 billion of total assets at March 31, 2011.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $4.0 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.0 million. This assumes that the amount outstanding under our variable rate debt remains approximately $396.7 million, which was the outstanding principal balance at March 31, 2011.
At March 31, 2011, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures
Controls and Procedures with respect to the Trust

(a)	Disclosure controls and procedures.
The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, of the effectiveness as of March 31, 2011 of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and the Trust’s chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Controls and Procedures with respect to CRLP

(a)	Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of March 31, 2011 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

Information regarding legal proceedings is contained in Note 12 - “Legal Proceedings” to the Consolidated Condensed Financial Statements of each of the Trust and CRLP and is incorporated herein by reference.

Item 1A.	Risk Factors
You should carefully consider the risk factors discussed below and contained in the 2010 Form 10-K and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in the 2010 Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks identified in the 2010 Form 10-K, we are also subject to the following additional risk:
A large number of shares available for future sale could adversely affect the market price of our common shares and may be dilutive to current shareholders.
The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of March 31, 2011 there were 125,000,000 common shares authorized under our Declaration of Trust, as amended, of which 82,984,201 were outstanding as of March 31, 20111. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to share option and share purchase plans. In addition to issuances of shares pursuant to share option and share purchase plans, as of March 31, 2011, we may issue up to 7,259,071 common shares upon redemption of currently outstanding units of our operating partnership. We also have filed a registration statement with the Securities and Exchange Commission allowing us to offer, from time to time, equity securities (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis and subject to our ability to effect offerings on satisfactory terms based on prevailing conditions. As of May 6, 2011, we had issued an aggregate of $408.6 million in common shares under this registration statement. In addition, on May 6, 2011, the Trust and CRLP filed a joint registration statement with the SEC allowing the Trust to offer, from time to time, an unspecified amount of equity securities of the Trust (including common and preferred shares) and allowing CRLP to offer, from time to time, an unspecified amount of debt securities, each on an as-needed basis subject to the ability of the Trust and CRLP to effect offerings on satisfactory terms based on prevailing conditions. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distributions or sales of our common shares will have on the market price of our common shares.

Potential reduction or elimination of the role that Fannie Mae and Freddie Mac play in the multifamily financing sector could materially and adversely affect our financial condition, liquidity and results of operations.

Fannie Mae and Freddie Mac are a major source of financing for secured multifamily real estate in the United States, and we have benefited from our ability to borrow from these entities. In February 2011, as part of the Obama administration's financial industry recovery proposal, the U.S. Treasury, in consultation with the Department of Housing and Urban Development and other government agencies, issued a report that set forth options to reform the U.S. housing market, all of which involve an eventual phasing out of Fannie Mae and Freddie Mac. However, it is not now possible to predict the impact resulting from such a phase-out may have on financing for the multifamily sector and thus on our business. If the U.S. government decides to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans, and if other sources of financing do not enter the market to replace Fannie Mae and Freddie Mac as sources of financing, it may adversely affect our ability to obtain financing on favorable terms and thus to acquire or develop new properties. In addition, such a decision by the U.S. government may adversely affect the number of properties we can sell, the timing of the sales and/or the prices at which we can sell them, as prospective buyers also may experience difficulty in obtaining financing on favorable terms. As a result, our financial condition, liquidity and results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
A summary of repurchases by the Trust of common shares of the Trust for the three months ended March 31, 2011 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans
January 1 – January 31, 2011	30,486	19.10	—	—
February 1 – February 28, 2011	—	—	—	—
March 1 – March 31, 2011	889	18.96	—	—
Total	31,375	19.10	—	—
___________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended March 31, 2011, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

During the period from January 1, 2011 through March 31, 2011, the Trust issued the following common shares in exchange for common units of CRLP:

Units Exchanged /
Date	Shares Issued
January 28, 2011	17,595
February 23, 2011	1,500
March 8, 2011	1,364
March 17, 2011	20,000
In each case, the units were tendered for redemption by certain limited partners of CRLP in accordance with the terms of the CRLP Partnership Agreement. All of the 40,459 Common Shares were issued to limited partners of CRLP in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, based on an exchange ratio of one Common Share for each common unit of CRLP.
The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plane in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). CRLP issued to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended March 31, 2011, CRLP issued 369,670 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $0.9 million.

During the quarter ended March 31, 2011, the Trust also issued common shares under its $100.0 million “at-the-market” equity offering program that were registered under the Act. CRLP issued to the Trust an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended March 31, 2011, CRLP issued 4,271,425 common units to the Trust for shares issued under the above-mentioned “at-the-market” equity offering program of the Trust for an aggregate of approximately $80.1 million of net proceeds.

Item 6.	Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

May 9, 2011	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

May 9, 2011	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

By: Colonial Properties Trust
Its General Partner

May 9, 2011	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

May 9, 2011	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

10.1	Summary of the 2011 Annual Incentive Plan of the Trust	Filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Share Distributions for the Trust	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith