Form 10-Q
period 2011-06-30
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2011-08-05
CIK 909111, 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
As of August 4, 2011, Colonial Properties Trust had 87,207,172 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2011 of Colonial Properties Trust and Colonial Realty Limited Partnership. References to “the Trust” or “Colonial” mean to Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), and its consolidated subsidiaries, and references to “CRLP” mean Colonial Realty Limited Partnership, a Delaware limited partnership, and its consolidated subsidiaries. The term “the Company” refers to the Trust and CRLP, collectively.
The Trust is the sole general partner of, and, as of June 30, 2011, owned a 92.3% limited partner interest in, CRLP. The remaining limited partner interests are held by persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties and who received units in exchange for such properties. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
The Company believes combining the quarterly reports on Form 10-Q of the Trust and CRLP, including the notes to the consolidated condensed financial statements, into this single report results in the following benefits:

•	enhances investors' understanding of the Trust and CRLP by enabling investors to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both the Trust and CRLP; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

The Company believes it is important to understand the few differences between the Trust and CRLP in the context of how the Trust and CRLP operate as a consolidated company. The Trust and CRLP are structured as an "umbrella partnership REIT," or UPREIT. The Trust's interest in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust's percentage interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners. The Trust's only material asset is its ownership of limited partner interests in CRLP; therefore, the Trust does not conduct business itself, other than acting as the sole general partner of CRLP, issuing public equity from time to time and guaranteeing certain debt of CRLP. The Trust itself is not directly obligated under any indebtedness, but guarantees some of the debt of CRLP. CRLP holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by the Trust, which are contributed to CRLP in exchange for limited partner interests, CRLP generates the capital required by the Company's business through CRLP's operations, direct or indirect incurrence of indebtedness and issuance of partnership units.

The presentation of the Trust's shareholders' equity and CRLP's equity are the principal areas of difference between the consolidated financial statements of the Trust and those of CRLP. The Trust's stockholders' equity includes preferred shares, common shares, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive loss and redeemable common units. CRLP's equity includes common equity and preferred equity of the general partner (the Trust), limited partners' preferred equity, limited partners' noncontrolling interest, accumulated other comprehensive income (loss) and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust.

In addition, one area of difference in the balance sheets of the Trust and CRLP relates to $4.3 million of contingent obligations that the Trust assumed in connection with two joint venture transactions in 2007. The liabilities are the direct obligation of the Trust and are thus not reflected in the balance sheets of CRLP. Of the $4.3 million, $4.1 million is included as a liability in "Investment in partially-owned entities" as it relates to a joint venture in which the Company retains an interest, and $0.2 million is included in "Other liabilities" as the Company has sold its interest in the joint venture related to this liability.

In order to highlight the material differences between the Trust and CRLP, this report includes sections that separately present and discuss areas that are materially different between the Trust and CRLP, including:

•	the consolidated financial statements in Item 1 of this report;

•
certain accompanying notes to the financial statements, including Note 5 - Net Loss Per Share of the Trust and Note 6 - Net Loss Per Unit of CRLP; Note 7 - Equity of the Trust and Note 8 - Capital Structure of CRLP; and

Note 9 - Redeemable Noncontrolling Interests of the Trust and Note 10 - Redeemable Partnership Units of CRLP;

•	controls and procedures in Item 4 of this report; and

•	the certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31 and 32 to this report.

In the sections that combine disclosure for the Trust and CRLP, this report refers to actions or holdings as being actions or holdings of the Company. Although CRLP (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues debt, management believes this presentation is appropriate for the reasons set forth above and because the business is one enterprise and the Company operates the business through CRLP.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in thousands, except per share data)

	(unaudited)	(audited)
	June 30, 2011	December 31, 2010
ASSETS
Land, buildings & equipment	$3,450,141	$3,331,108
Undeveloped land and construction in progress	275,541	261,955
Less: Accumulated depreciation	(703,901)	(640,981)
Real estate assets held for sale, net	14,070	16,861
Net real estate assets	3,035,851	2,968,943
Cash and cash equivalents	11,025	4,954
Restricted cash	9,662	9,294
Accounts receivable, net	19,874	20,734
Notes receivable	44,087	44,538
Prepaid expenses	19,044	23,225
Deferred debt and lease costs	21,174	23,035
Investment in partially-owned entities	21,741	22,828
Other assets	51,991	53,583
Total assets	$3,234,449	$3,171,134
LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,326,637	$1,384,209
Unsecured credit facility	377,361	377,362
Total debt	1,703,998	1,761,571
Accounts payable	29,141	38,915
Accrued interest	11,108	12,002
Accrued expenses	25,123	15,267
Investment in partially-owned entities	29,762	27,954
Other liabilities	14,246	10,129
Total liabilities	1,813,378	1,865,838
Redeemable noncontrolling interest:
Common units	159,208	145,539
Equity:
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 92,463,714 and 83,957,388 shares issued at June 30, 2011 and December 31, 2010, respectively	925	840
Additional paid-in capital	1,951,956	1,808,298
Cumulative earnings	1,244,708	1,260,944
Cumulative distributions	(1,834,876)	(1,808,700)
Noncontrolling interest	50,767	50,769
Treasury shares, at cost; 5,623,150 shares at June 30, 2011 and December 31, 2010	(150,163)	(150,163)
Accumulated other comprehensive loss	(1,454)	(2,231)
Total shareholders' equity	1,261,863	1,159,757
Total liabilities, noncontrolling interest and shareholders' equity	$3,234,449	$3,171,134

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Minimum rent	$80,050	$73,613	$156,711	$147,094
Tenant recoveries	2,493	2,608	5,191	5,397
Other property related revenue	13,321	12,118	26,537	23,662
Other non-property related revenue	2,173	3,400	3,984	6,298
Total revenue	98,037	91,739	192,423	182,451
Expenses:
Property operating expenses	27,288	25,979	53,253	51,399
Taxes, licenses and insurance	10,846	10,982	21,996	22,041
Property management expenses	2,181	1,878	4,603	3,685
General and administrative expenses	5,188	5,458	10,390	10,264
Management fees and other expenses	1,884	2,585	3,653	5,258
Investment and development expenses	393	31	979	34
Depreciation	32,062	30,243	64,122	60,521
Amortization	2,078	2,170	4,288	4,394
Impairment and other losses	148	—	2,244	783
Total operating expenses	82,068	79,326	165,528	158,379
Income from operations	15,969	12,413	26,895	24,072
Other income (expense):
Interest expense	(20,759)	(20,927)	(41,998)	(41,828)
Debt cost amortization	(1,153)	(1,131)	(2,311)	(2,316)
Gain on retirement of debt	—	1,015	—	1,044
Interest income	390	325	806	718
(Loss) income from partially-owned investments	(134)	395	(474)	665
Loss on hedging activities	—	(289)	—	(289)
Gain (loss) from sales of property, net of income taxes of $ - (2Q11) and $93 (2Q10)
and $ - (YTD11) and $93 (YTD10)	23	(654)	(56)	(661)
Income taxes and other	(271)	(439)	(519)	(688)
Total other income (expense)	(21,904)	(21,705)	(44,552)	(43,355)
Loss from continuing operations	(5,935)	(9,292)	(17,657)	(19,283)
Loss from discontinued operations	(109)	(15)	(143)	(46)
Loss on disposal of discontinued operations	—	(13)	—	(48)
Loss from discontinued operations	(109)	(28)	(143)	(94)
Net loss	(6,044)	(9,320)	(17,800)	(19,377)
Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	545	1,288	1,584	2,774
Noncontrolling interest in CRLP — preferred unitholders	(906)	(1,813)	(1,813)	(3,625)
Noncontrolling interest of limited partners	(41)	28	(43)	111
Discontinued Operations
Noncontrolling interest in CRLP from discontinued operations	9	2	12	11
Noncontrolling interest of limited partners	—	—	—	(5)
Income attributable to noncontrolling interest	(393)	(495)	(260)	(734)
Net loss attributable to parent company	(6,437)	(9,815)	(18,060)	(20,111)
Dividends to preferred shareholders	—	(2,034)	—	(4,067)
Net loss available to common shareholders	$(6,437)	$(11,849)	$(18,060)	$(24,178)
Net loss per common share — basic:
Continuing operations	$(0.08)	$(0.17)	$(0.22)	$(0.36)
Discontinued operations	—	—	—	—
Net loss per common share — basic	$(0.08)	$(0.17)	$(0.22)	$(0.36)
Net loss per common share — diluted:
Continuing operations	$(0.08)	$(0.17)	$(0.22)	$(0.36)
Discontinued operations	—	—	—	—
Net loss per common share — diluted	$(0.08)	$(0.17)	$(0.22)	$(0.36)
Weighted average common shares outstanding
Basic	83,588	69,553	81,562	67,998
Diluted	83,588	69,553	81,562	67,998

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,800)	$(19,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,614	65,218
Loss (income) from partially-owned entities	474	(665)
Loss from sales of property	56	616
Impairment and other losses	2,244	783
Gain on retirement of debt	—	(1,044)
Distributions of income from partially-owned entities	2,072	3,789
Share-based compensation expense	2,998	2,322
Other, net	1,529	778
Change in:
Restricted cash	(368)	(217)
Accounts receivable	(93)	17,529
Prepaid expenses	(3,259)	(2,103)
Other assets	1,244	(756)
Accounts payable	(4,385)	(1,165)
Accrued interest	(894)	(1,299)
Accrued expenses and other	17,786	(3,017)
Net cash provided by operating activities	70,218	61,392
Cash flows from investing activities:
Acquisition of properties	(96,837)	(3,866)
Development expenditures	(12,941)	(15,060)
Capital expenditures, tenant improvements and leasing commissions	(9,942)	(20,160)
Proceeds from sale of property, net of selling costs	4,157	2,746
Issuance of notes receivable	(17,941)	(28,228)
Repayments of notes receivable	963	4,844
Distributions from partially-owned entities	—	768
Capital contributions to partially-owned entities	(186)	(5,376)
Net cash used in investing activities	(132,727)	(64,332)
Cash flows from financing activities:
Proceeds from additional borrowings	—	73,200
Proceeds from dividend reinvestment plan and exercise of stock options	1,667	700
Proceeds from common share issuance, net of expenses	156,250	48,822
Principal reductions of debt	(57,775)	(80,841)
Payment of debt issuance costs	—	(1,286)
Proceeds from borrowings on revolving credit lines	978,000	345,000
Payments on revolving credit lines and overdrafts	(981,205)	(352,949)
Dividends paid to common and preferred shareholders	(26,176)	(28,221)
Distributions to noncontrolling partners in CRLP	(2,181)	(2,340)
Net cash provided by financing activities	68,580	2,085
Increase (decrease) in cash and cash equivalents	6,071	(855)
Cash and cash equivalents, beginning of period	4,954	4,590
Cash and cash equivalents, end of period	$11,025	$3,735

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$43,015	$43,797
Cash received during the period for income taxes	$(729)	$(17,368)

Supplemental disclosure of non-cash transactions:
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$17,615	$—
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase Trails	$—	$1,637

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
($ in thousands, except per share data)

Six months ended June 30, 2011 and 2010	Preferred Shares	Common Shares	Additional Paid-In Capital	Cumulative Earnings	Cumulative Distributions	Noncontrolling Interest	Preferred Units	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Common Units
Balance, December 31, 2009	$4	$720	$1,760,362	$1,296,188	$(1,753,015)	985	$100,000	$(150,163)	$(2,957)	$1,252,124	$133,537
Net loss				(16,476)		(106)				(16,582)	$(2,795)
Adjustment for amounts included in net loss									504	504
Distributions on common shares ($0.30 per share)					(20,529)					(20,529)	(2,340)
Distributions on preferred shares					(4,067)					(4,067)
Distributions on preferred units of CRLP					(3,625)					(3,625)
Issuance of restricted common shares of beneficial Interest		4	107							111
Amortization of stock based compensation			2,155							2,155
Cancellation of vested restricted shares to pay taxes		—	(202)							(202)
Issuance of common shares from options exercised		—	35							35
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		—	878							878
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		8	12,646							12,654	(12,654)
Equity Offering Programs, net of cost		37	48,785							48,822
Change in interest of limited partners						(72)				(72)
Change in redemption value of common units			(17,651)							(17,651)	17,651
Balance, June 30, 2010	$4	$769	$1,807,115	$1,279,712	$(1,781,236)	$807	$100,000	$(150,163)	$(2,453)	$1,254,555	$133,399

Balance, December 31, 2010	$—	$840	$1,808,298	$1,260,944	$(1,808,700)	$769	$50,000	$(150,163)	$(2,231)	$1,159,757	$145,539
Net loss				(16,236)		43				(16,193)	$(1,607)
Adjustment for amounts included in net loss									777	777
Distributions on common shares ($0.30 per share)					(24,363)					(24,363)	(2,181)
Distributions on preferred shares					—					—
Distributions on preferred units of CRLP					(1,813)					(1,813)
Issuance of restricted common shares of beneficial interest		3	285							288
Amortization of stock based compensation			2,998							2,998
Cancellation of vested restricted shares to pay taxes		(1)	(1,619)							(1,620)
Issuance of common shares from options exercised		—	636							636
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		2	2,646							2,648
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		—	751							751	(751)
Equity Offering Programs, net of cost		81	156,169							156,250
Change in interest of limited partners						(45)				(45)
Change in redemption value of common units			(18,208)							(18,208)	18,208
Balance, June 30, 2011	$—	$925	$1,951,956	$1,244,708	$(1,834,876)	$767	$50,000	$(150,163)	$(1,454)	$1,261,863	$159,208

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in thousands, except per unit data)

	(unaudited)	(audited)
	June 30, 2011	December 31, 2010
ASSETS
Land, buildings & equipment	$3,450,128	$3,331,093
Undeveloped land and construction in progress	275,541	261,955
Less: Accumulated depreciation	(703,888)	(640,967)
Real estate assets held for sale, net	14,071	16,861
Net real estate assets	3,035,852	2,968,942
Cash and cash equivalents	11,025	4,954
Restricted cash	9,662	9,294
Accounts receivable, net	19,874	20,734
Notes receivable	44,087	44,538
Prepaid expenses	19,044	23,225
Deferred debt and lease costs	21,175	23,035
Investment in partially-owned entities	21,741	22,828
Other assets	51,914	52,965
Total assets	$3,234,374	$3,170,515
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,326,637	$1,384,209
Unsecured credit facility	377,361	377,362
Total debt	1,703,998	1,761,571
Accounts payable	29,063	38,296
Accrued interest	11,108	12,002
Accrued expenses	25,123	15,267
Investment in partially-owned entities	25,617	23,809
Other liabilities	14,137	8,683
Total liabilities	1,809,046	1,859,628
Redeemable units, at redemption value - 7,259,071 and 7,299,530 units outstanding at June 30, 2011 and December 31, 2010, respectively	159,208	145,539
General partner —
Common equity - 86,840,564 and 78,334,238 units outstanding at June 30, 2011 and December 31, 2010, respectively	1,218,083	1,118,086
Limited partners’ preferred equity ($50,000 liquidation preference)	48,724	48,724
Limited partners’ noncontrolling interest in consolidated partnership	767	769
Accumulated other comprehensive loss	(1,454)	(2,231)
Total equity	1,266,120	1,165,348
Total liabilities and equity	$3,234,374	$3,170,515

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in thousands, except per unit data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011	2010
Revenue:
Minimum rent	$80,050		$73,613	$156,711	$147,094
Tenant recoveries	2,493		2,608	5,191	5,397
Other property related revenue	13,321		12,118	26,537	23,662
Other non-property related revenue	2,173		3,400	3,984	6,298
Total revenue	98,037		91,739	192,423	182,451
Expenses:
Property operating expenses	27,288		25,979	53,253	51,399
Taxes, licenses and insurance	10,846		10,982	21,996	22,041
Property management expenses	2,181		1,878	4,603	3,685
General and administrative expenses	5,188		5,458	10,390	10,264
Management fees and other expenses	1,884		2,585	3,653	5,258
Investment and development expenses	393	—	31	979	34
Depreciation	32,062		30,243	64,122	60,521
Amortization	2,078		2,170	4,288	4,394
Impairment and other losses	148		—	2,244	783
Total operating expenses	82,068		79,326	165,528	158,379
Income from operations	15,969		12,413	26,895	24,072
Other income (expense):
Interest expense	(20,759)		(20,927)	(41,998)	(41,828)
Debt cost amortization	(1,153)		(1,131)	(2,311)	(2,316)
Gains on retirement of debt	—		1,015	—	1,044
Interest income	390		325	806	718
(Loss) income from partially-owned investments	(134)		395	(474)	665
Loss on hedging activities	—		(289)	—	(289)
Gain (loss) from sales of property, net of income taxes of $ - (Q211) and $93 (Q210)
and $ - (YTD11) and $93 (YTD10)	23		(654)	(56)	(661)
Income taxes and other	(271)		(439)	(519)	(688)
Total other income (expense)	(21,904)		(21,705)	(44,552)	(43,355)
Loss from continuing operations	(5,935)		(9,292)	(17,657)	(19,283)
Loss from discontinued operations	(109)		(15)	(143)	(46)
Loss on disposal of discontinued operations	—		(13)	—	(48)
Loss from discontinued operations	(109)		(28)	(143)	(94)
Net loss	(6,044)		(9,320)	(17,800)	(19,377)
Noncontrolling interest of limited partners — continuing operations	(41)		28	(43)	111
Noncontrolling interest of limited partners — discontinued operations	—		—	—	(5)
(Loss) income attributable to noncontrolling interest	(41)		28	(43)	106
Net loss attributable to CRLP	(6,085)		(9,292)	(17,843)	(19,271)
Distributions to limited partner preferred unitholders	(906)		(1,813)	(1,813)	(3,625)
Distributions to general partner preferred unitholders	—		(2,034)	—	(4,067)
Net loss available to common unitholders	$(6,991)		$(13,139)	$(19,656)	$(26,963)
Net loss available to common unitholders allocated to limited partners — continuing operations	545		1,288	1,584	2,774
Net loss available to common unitholders allocated to limited partners — discontinued operations	9		2	12	11
Net loss available to common unitholders allocated to general partner	$(6,437)		$(11,849)	$(18,060)	$(24,178)
Net loss per common unit — basic:
Continuing operations	$(0.08)		$(0.17)	$(0.22)	$(0.36)
Discontinued operations	—		—	—	—
Net loss per common unit — basic	$(0.08)		$(0.17)	$(0.22)	$(0.36)
Net loss per common unit — diluted:
Continuing operations	$(0.08)		$(0.17)	$(0.22)	$(0.36)
Discontinued operations	—		—	—	—
Net loss per common unit — diluted	$(0.08)		$(0.17)	$(0.22)	$(0.36)
Weighted average common units outstanding:
Basic	90,847		77,209	88,833	75,903
Diluted	90,847		77,209	88,833	75,903

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,800)	$(19,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,614	65,218
Loss (income) from partially-owned entities	474	(665)
Loss from sales of property	56	616
Impairment and other losses	2,244	783
Gain on retirement of debt	—	(1,044)
Distributions of income from partially-owned entities	2,072	3,789
Share-based compensation expense	2,998	2,322
Other, net	1,529	778
Change in:
Restricted cash	(368)	(217)
Accounts receivable	(93)	17,529
Prepaid expenses	(3,259)	(2,103)
Other assets	1,244	(756)
Accounts payable	(4,385)	(1,165)
Accrued interest	(894)	(1,299)
Accrued expenses and other	17,786	(3,017)
Net cash provided by operating activities	70,218	61,392
Cash flows from investing activities:
Acquisition of properties	(96,837)	(3,866)
Development expenditures	(12,941)	(15,060)
Capital expenditures, tenant improvements and leasing commissions	(9,942)	(20,160)
Proceeds from sales of property, net of selling costs	4,157	2,746
Issuance of notes receivable	(17,941)	(28,228)
Repayments of notes receivable	963	4,844
Distributions from partially-owned entities	—	768
Capital contributions to partially-owned entities	(186)	(5,376)
Net cash used in investing activities	(132,727)	(64,332)
Cash flows from financing activities:
Proceeds from additional borrowings	—	73,200
Proceeds from dividend reinvestment plan and exercise of stock options	1,667	700
Proceeds from issuance of common units	156,250	48,822
Principal reductions of debt	(57,775)	(80,841)
Payment of debt issuance costs	—	(1,286)
Proceeds from borrowings on revolving credit lines	978,000	345,000
Payments on revolving credit lines and overdrafts	(981,205)	(352,949)
Dividends paid to common and preferred shareholders	(26,176)	(28,221)
Distributions to noncontrolling partners in CRLP	(2,181)	(2,340)
Net cash provided by financing activities	68,580	2,085
Increase (decrease) in cash and cash equivalents	6,071	(855)
Cash and cash equivalents, beginning of period	4,954	4,590
Cash and cash equivalents, end of period	$11,025	$3,735

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$43,015	$43,797
Cash received during the period for income taxes	$(729)	$(17,368)

Supplemental disclosure of non-cash transactions:
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$17,615	$—
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase Trails	$—	$1,637

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
($ in thousands)

	General Partner		Limited Partners’ Preferred Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total	Redeemable Common Units
For the six months ended June 30, 2011 and 2010	Common Equity	Preferred Equity
Balance, December 31, 2009	$1,066,390	$96,550	$97,406	$985	$(2,957)	$1,258,374	$133,537
Net loss	(24,168)	4,067	3,625	(106)		(16,582)	(2,795)
Adjustment for amounts included in net loss					504	504
Distributions to common unitholders	(20,529)					(20,529)	(2,340)
Distributions to preferred unitholders		(4,067)	(3,625)			(7,692)
Change in interest of limited partners				(72)		(72)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	51,541					51,541
Redemption of partnership units for shares	12,654					12,654	(12,654)
Change in redeemable noncontrolling interest	(17,651)					(17,651)	17,651
Balance, June 30, 2010	$1,068,237	$96,550	$97,406	$807	$(2,453)	$1,260,547	$133,399

Balance, December 31, 2010	$1,118,086	$—	$48,724	$769	$(2,231)	$1,165,348	$145,539
Net loss	(18,049)	—	1,813	43		(16,193)	(1,607)
Adjustment for amounts included in net loss					777	777
Distributions to common unitholders	(24,363)					(24,363)	(2,181)
Distributions to preferred unitholders		—	(1,813)			(1,813)
Change in interest of limited partners				(45)		(45)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	159,866					159,866
Redemption of partnership units for shares	751					751	(751)
Change in redeemable noncontrolling interest	(18,208)					(18,208)	18,208
Balance, June 30, 2011	$1,218,083	—	$48,724	$767	$(1,454)	$1,266,120	$159,208

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST AND COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
The consolidated condensed financial statements of Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership ("CRLP") have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2010 audited consolidated financial statements of Colonial Properties Trust and Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in the Colonial Properties Trust and Colonial Realty Limited Partnership 2010 Annual Report on Form 10-K.

Note 1 — Organization and Business
As used herein, "Colonial" or the "Trust" means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The term "the Company" refers to the Trust and CRLP, collectively. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is the sole general partner of, and, as of June 30, 2011, owned a 92.3% limited partner interest in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT, and the Trust's only material asset is its ownership of limited partnership interests in CRLP. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 159 properties, consisting of multifamily and commercial properties located in 11 states (Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia).
As of June 30, 2011, the Company owned or maintained a partial ownership in:

						Total
	Consolidated	Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/Sq.
	Properties	Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	111	33,467	3	1,016	114	34,483
Commercial properties	10	2,555,000	35	8,103,000	45	10,658,000
______________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes spaced owned by anchor tenants.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The notes included in this Form 10-Q apply to both the Trust and CRLP, unless specifically noted otherwise. Specifically Note 5 - "Net Loss Per Share of the Trust", Note 7 - "Equity of the Trust" and Note 9 - "Redeemable Noncontrolling Interests of the Trust" pertain only to the Trust. Note 6 - "Net Loss Per Unit of CRLP", Note 8 - "Capital Structure of CRLP" and Note 10 - "Redeemable Partnership Units of CRLP" pertain only to CRLP.

Unaudited Interim Consolidated Condensed Financial Statements

The accompanying unaudited interim consolidated condensed financial statements of the Trust and CRLP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Consolidated Condensed Balance Sheets at December 31, 2010 of the Trust and CRLP have been derived from the respective audited financial statements at that date, but do not include all of the information and footnotes required by GAAP for complete financial statements.

"Cash paid during the period for interest, including amounts capitalized”, which is presented as supplemental disclosure on the Consolidated Condensed Statement of Cash Flows of the Trust and CRLP, has been corrected for the six months ended June 30, 2010 from amounts previously reported of $27.2 million to $43.8 million.
Federal Income Tax Status
The Trust, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax on its taxable income at regular corporate rates. Even if the Trust does qualify as a REIT, the Trust may be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. For example, the Trust will be subject to federal income tax to the extent it distributes less than 100% of its REIT taxable income (including undistributed net capital gains) and the Trust has certain gains that, if recognized, will be subject to corporate tax because it acquired the assets in tax-free acquisitions of non-REIT corporations.
CRLP is a partnership for federal income tax purposes. As a partnership, CRLP is not subject to federal income tax on its income. Instead, each of CRLP's partners, including the Trust, is responsible for paying tax on such partner's allocable share of income.
The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes and effective income tax rate was zero for each of the three and six months ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, the Company did not have a deferred tax asset after the effect of the valuation allowance.
Tax years 2003 through 2010 are subject to examination by the federal taxing authorities. Generally, tax years 2007 through 2010 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carry back NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI was able to carry back tax losses that occurred in the year ending December 31, 2009 against income that was recognized in 2005 and 2006. During the year ended December 31, 2010, the Company received $17.4 million of tax refunds.

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

The Company may from time to time be assessed interest or penalties by federal and state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as "Income taxes and other".

Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent. As of June 30, 2011, the Company did not have any impaired notes receivable.

As of June 30, 2011, the Company had notes receivable of $44.1 million consisting primarily of:

•
$25.4 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. The note, which is secured by the property, has an annual interest rate of one-month LIBOR plus 1.20% and matures in December 2011.

•	$16.6 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.
The Company had accrued interest related to its outstanding notes receivable of $0.3 million and $0.5 million as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the Company did not have a reserve recorded against its outstanding notes receivable. As of December 31, 2010, the Company had a $0.3 million reserve recorded against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at June 30, 2011 and December 31, 2010 was approximately 4.2% and 4.7%, respectively. Interest income is recognized on an accrual basis.
Fair Value Measures
The Company applies the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurements and Disclosures”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 3 - "Real Estate Activity") and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 13 - "Financing Activities") and notes receivable. The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at June 30, 2011. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.
At June 30, 2011, the estimated fair value of fixed rate debt was approximately $1.35 billion (carrying value of $1.31 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $390.3 million.
The estimated fair value of the Company’s notes receivable at June 30, 2011 and December 31, 2010 was approximately $44.1 million and $44.5 million, respectively, based on market rates and similar financing arrangements.
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

In July 2010, the FASB issued ASU 2010-20, which amends ASC 310, Receivables, by requiring more robust and disaggregated disclosures about credit quality of an entity's financing receivables and its allowance for credit losses. More specifically the ASU's new and amended disclosure requirements focus on these topics (i) Nonaccrual and past due financing receivables; (ii) Allowance for credit losses related to financing receivables; (iii) Impaired loans; (iv) Credit quality information; and (v) Modifications. ASU 2010-20 became effective for the first interim or annual reporting periods ending on or after December 15, 2010. In addition, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual period beginning after December 15, 2010. Those disclosures include (i) the activity in the allowance for credit losses for each period and (ii) disclosures about modifications of financing receivables. The adoption of ASU 2010-20 did not have a material impact on the Company's consolidated condensed financial statements.

In June 2011, the FASB issued ASU 2011-05, and update to ASC 220, Comprehensive Income. ASU 2011-05 was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments. The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 will become effective for the fiscal years beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 will not have a material impact on the Company's consolidated condensed financial statements.

Note 3 — Real Estate Activity
Acquisition Activity

During the six months ended June 30, 2011, the Company acquired the following three multifamily properties and one multifamily note receivable:

				Effective
Acquisitions		Location	Units	Acquisition Date	Purchase Price
					($ in millions)
Multifamily Properties
Colonial Grand at Wells Branch		Austin, Texas	336	February 24, 2011	$28.4
Colonial Grand at Cornelius		Charlotte, North Carolina	236	February 28, 2011	23.6
Colonial Grand at Palm Vista		Las Vegas, Nevada	341	March 14, 2011	40.9
Multifamily Note Receivable
Colonial Grand at Traditions	(1)	Gulf Shores, Alabama	324	June 17, 2011	17.6
Total					$110.5
________________________

(1)
On June 17, 2011, the Company acquired the outstanding mortgage loan secured by this property for $21.1 million. As a result of the purchase, the Company's obligation under its $3.5 million original partial loan repayment guarantee related to the mortgage loan, which had been reserved for by the Company in the third quarter of 2009, was eliminated. As of June 30, 2011, this property continued to be owned by a joint venture in which the Company has a 35% interest. As a result of the purchase of the mortgage loan, the Company began consolidating the joint venture. See Note 12 - "Investment in Partially-Owned Entities". Subsequent to quarter end, on August 1, 2011, the Company acquired the property through foreclosure. See Note 17 - "Subsequent Events". For additional information regarding the status of ongoing litigation between the Company and its joint venture partner involving this property, see Note 16 - "Legal Proceedings" .

The results of operations of the above mentioned acquisitions and consolidation of Colonial Grand at Traditions have been included in the consolidated financial statements since each date of acquisition. These transactions were funded from borrowings on the Company's unsecured credit facility and by proceeds received from shares issued under the Trust's "at-the-market" continuous equity offering programs.

The following unaudited pro forma financial information for the three and six months ended June 30, 2011 and 2010, gives effect to the above operating property acquisitions and consolidation of Colonial Grand at Traditions as if they had occurred at the beginning of the periods presented. The information for the three and six months ended June 30, 2011 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The information for the three and six months ended June 30, 2010 also includes pro forma results for two acquisitions completed in 2010 (Colonial Grand at Riverchase in June 2010 and Colonial Grand at Brier Creek in October

2010). The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2011	2010	2011	2010
Total revenue	$98,604	$94,107	$195,295	$189,538
Net loss available to common shareholders	$(6,434)	$(11,863)	$(18,033)	$(24,187)
Net loss per common share — dilutive	$(0.08)	$(0.17)	$(0.22)	$(0.36)
Disposition Activity

Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations of the Trust and CRLP as “Discontinued Operations” for all periods presented. The Company did not have any operating property dispositions during the three and six months ended June 30, 2011 and 2010.

Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of June 30, 2011, the Company had classified two for-sale developments and two outparcels as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheets of the Trust and CRLP at $14.1 million as of June 30, 2011, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these properties as of June 30, 2011. As of June 30, 2011, there were no operating properties classified as held for sale. Amounts classified as discontinued operations on the Consolidated Condensed Statements of Operations of the Trust and CRLP are the result of previous asset dispositions and are immaterial for all periods presented.

For-Sale Activities

During the three and six months ended June 30, 2011, the Company sold three and five for-sale residential units for total sales proceeds of $1.4 million and $2.0 million, respectively. During the three and six months ended June 30, 2010, the Company sold five and nine for-sale residential units for total sales proceeds of $1.1 million and $2.6 million, respectively. These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the Company’s unsecured credit facility.

 As of  June 30, 2011, the Company had 19 for-sale residential units and 40 lots remaining. These units/lots, valued at $13.1 million, are reflected in "Real estate assets held for sale, net" on the Consolidated Condensed Balance Sheets of the Trust and CRLP at June 30, 2011.

For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.

Impairment and Other Losses

During the three months ended June 30, 2011, the Company recorded $0.1 million from a casualty loss related to tornado damage at one of the Company's multifamily apartment communities. This charge is included in “Impairment and other losses” in the Consolidated Condensed Statements of Operations of the Trust and CRLP for the three months ended June 30, 2011. The Company did not incur impairment charges during the three months ended June 30, 2010.

In addition, during the six months ended June 30, 2011, the Company recorded $1.5 million for a loss contingency related to certain litigation, $0.4 million from a casualty loss and $0.2 million for a non-cash impairment charge. The casualty loss related to fire damage at two of the Company's multifamily apartment communities. Of the impairment charge, $0.1 million is related to sales of various for-sale residential units and $0.1 million is related to the sale of land outparcels. During the six months ended June 30, 2010, the Company recorded $0.8 million as a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather. These charges are included in “Impairment and other losses” in the Consolidated Condensed Statements of Operations of the Trust and CRLP for the six months ended June 30, 2011 and 2010.

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

Note 4 — Undeveloped Land and Construction in Progress
The Company currently has two active development projects, as outlined in the table below. The Company owns approximately $246.6 million of undeveloped land parcels that are held for future developments. Of the future developments listed below, the Company expects to initiate development of at least one additional multifamily apartment community and one commercial development during 2011. Although the Company currently anticipates developing certain other projects in the future, there can be no assurance that the Company will pursue any of these particular future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Double Creek	Austin, TX	296	$6,250
Colonial Grand at Hampton Preserve	Tampa, FL	486	22,669
Total Active Developments		782	$28,919

Future Developments:
Multifamily:
Colonial Grand at Azure (2)	Las Vegas, NV	390	$10,334
Colonial Grand at Lake Mary	Orlando, FL	232	5,588
Colonial Grand at Randal Park (3)	Orlando, FL	462	11,835
Colonial Grand at South End	Charlotte, NC	353	13,688
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,244
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
		1,876	$57,068
Commercial:
Colonial Promenade Huntsville	Huntsville, AL	111,000	$9,910
Colonial Promenade Nord du Lac (4)	Covington, LA	236,000	17,879
Randal Park (3)		—	16,017
		347,000	$43,806
Other Undeveloped Land:
Multifamily			$3,295
Commercial			46,270
Commercial Outparcels/Pads			26,281
For-Sale Residential Land (5)			69,902
			$145,748
Total Future Developments			$246,622
Consolidated Undeveloped Land and Construction in Progress			$275,541
________________________
Footnotes on following page

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
On May 18, 2011, the Company purchased approximately 20 acres adjacent to the existing multifamily site for approximately $2.5 million. The Company intends to combine the sites and develop 390 multifamily units as compared to the 188 apartment units previously planned.

(3)
This project is part of a mixed-use development. The Company is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of the development are subject to change.

(4)
The Company intends to develop this project in phases over time. Costs capitalized to date for this development, including costs for Phase I, which was placed into service in 2010, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(5)	These costs are presented net of $24.6 million of non-cash impairment charges recorded on two of the projects in 2009, 2008 and 2007.

Interest capitalized on construction in progress during the three months ended June 30, 2011 and 2010 was $0.1 million and $0.3 million, respectively. Interest capitalized on construction in progress during the six months ended June 30, 2011 and 2010 was $0.1 million and $0.7 million, respectively.

Note 5 — Net Loss Per Share of the Trust
For the three and six months ended June 30, 2011 and 2010, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common share of the Trust is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Numerator:
Net loss attributable to parent company	$(6,437)	$(9,815)	$(18,060)	$(20,111)
Less:
Preferred stock dividends	—	(2,034)	—	(4,067)
Loss from discontinued operations	100	26	131	88
Income allocated to participating securities	(101)	(94)	(202)	(188)
Loss from continuing operations available to common shareholders	$(6,438)	$(11,917)	$(18,131)	$(24,278)
Denominator:
Denominator for basic net income per share — weighted average
common shares	83,588	69,553	81,562	67,998
Effect of dilutive securities	—	—	—	—
Denominator for diluted net income per share — adjusted weighted
average common shares	83,588	69,553	81,562	67,998

For the three months ended June 30, 2011 and 2010, the Trust reported a net loss from continuing operations, and as such, 243,871 and 38,804 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per share because including such shares would be anti-dilutive. For the three months ended June 30, 2011 and 2010, 1,014,842 and 1,212,537 outstanding share options, respectively, were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the six months ended June 30, 2011 and 2010, the Trust reported a net loss from continuing operations, and as such, 216,412 and 19,559 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per share because including such shares would be anti-dilutive. For the six months ended June 30, 2011 and 2010, 1,014,842 and 1,257,537, outstanding share options were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 6 — Net Loss Per Unit of CRLP
For the three and six months ended June 30, 2011 and 2010, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common unit of CRLP is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Numerator:
Loss from continuing operations	$(5,935)	$(9,292)	$(17,657)	$(19,283)
Less:
Income allocated to participating securities	(101)	(94)	(202)	(188)
Noncontrolling interest of limited partners - continuing operations	(41)	28	(43)	111
Distributions to limited partner preferred unitholders	(906)	(1,813)	(1,813)	(3,625)
Distributions to general partner preferred unitholders	—	(2,034)	—	(4,067)
Loss from continuing operations available to common unitholders	$(6,983)	$(13,205)	$(19,715)	$(27,052)
Denominator:
Denominator for basic net income per unit — weighted average
common units	90,847	77,209	88,833	75,903
Effect of dilutive securities	—	—	—	—
Denominator for diluted net income per unit — adjusted weighted
average common units	90,847	77,209	88,833	75,903
For the three months ended June 30, 2011 and 2010, CRLP reported a net loss from continuing operations, and as such, 243,871 and 38,804 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the three months ended June 30, 2011 and 2010, 1,014,842 and 1,212,537 outstanding share options (and a corresponding number of units), respectively, were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

For the six months ended June 30, 2011 and 2010, CRLP reported a net loss from continuing operations, and as such, 216,412 and 19,559 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the six months ended June 30, 2011and 2010, 1,014,842 and 1,257,537 outstanding share options (and a corresponding number of units) were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 7 — Equity of the Trust

The following table presents the changes in the issued common shares of beneficial interest of the Trust since December 31, 2010 (but excluding 7,259,071 and 7,299,530 units of CRLP at June 30, 2011 and December 31, 2010, respectively, each of which is redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Trust, one common share):

Issued at December 31, 2010 (1)	83,957,388
Common shares issued through dividend reinvestments	115,878
Restricted shares issued (cancelled), net	206,393
Shares offered under “at-the-market” equity offering programs	8,061,591
Redemption of CRLP units for common shares	40,459
Issuances under other employee and nonemployee share plans	82,005
Issued at June 30, 2011 (1)	92,463,714
___________________

(1)	Includes 5,623,150 treasury shares.
Equity Offerings

During the six months ended June 30, 2011, the Trust completed the following offerings of its common shares under two separate continuous "at-the-market" equity offering programs:

($ in thousands, except per share amounts)
	Issuance Authorized		Amount Authorized	Shares Issued	Weighted Avg Issuance Price Per Share	Net Proceeds (1)
1st Qtr	December 2010		$100,000	4,271,425	$19.13	$80,084
2nd Qtr	December 2010	(2)		517,100	$19.20	$9,729
	May 2011	(3)	$75,000	3,273,066	$20.68	$66,666
		2011 Total		8,061,591	$19.76	$156,479
___________________

(1)	Amounts are shown net of underwriting discounts, but exclude $0.2 million of one-time administrative expenses paid by the Company during the six months ended June 30, 2011.

(2)	As of June 30, 2011, this "at-the-market" equity offering program was fully exhausted.

(3)
This "at-the-market" equity offering program had $7.3 million (gross) of common shares remaining available for future issuance at June 30, 2011, which shares were subsequently issued in July 2011, resulting in this equity offering program being fully exhausted (see Note 17 - "Subsequent Events").

The net proceeds resulting from the equity offerings were used to pay down a portion of the outstanding borrowings under the Company's unsecured credit facility, to partially fund the acquisition of three multifamily properties, to partially fund the purchase of the Colonial Grand at Traditions joint venture mortgage loan and to fund other general corporate purposes (see Note 3 - "Real Estate Activity - Acquisition Activity").

Redemption of Series D Preferred Depositary Shares

In September 2010, the Trust redeemed all of the outstanding 4,004,735 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the "Series D Preferred Shares"), which were originally issued in April 2003 for a purchase price of $25.00 per Series D Preferred Depositary Share, plus any accrued and unpaid dividends, for an aggregate redemption price per Series D Preferred Depositary Share of $25.2257, or $100.1 million in the aggregate.

Note 8 — Capital Structure of CRLP

Issuances of Common Units

Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. As described in Note 7 - "Equity of the Trust", during the six months ended June 30, 2011, the Trust issued 8,061,591 common shares, generating net proceeds of approximately $156.5 million, at an average price of $19.76 per share, under its continuous "at-the-market" equity offering programs. Accordingly, CRLP issued 8,061,591 common units, at a weighted average issue price of $19.76 per unit, to the Trust during the six months ended June 30, 2011.

Repurchase of Series B Preferred Units

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

During December 2010, CRLP repurchased 1.0 million of the outstanding Series B Preferred Units from the existing holders for $47.0 million, plus accrued but unpaid dividends. The repurchase price represented a 6% discount, resulting in a gain of $3.0 million. As a result of the repurchase, during the three months ended December 31, 2010, CRLP wrote off $1.3 million related to the original preferred unit issuance costs.

Repurchase of Series D Preferred Units

In September 2010, in connection with the Trust's redemption of all of the outstanding 4,004,735 Series D Preferred Shares, CRLP repurchased from the Trust all of the corresponding Series D Preferred Units of CRLP for the same price at which the Trust redeemed the Series D Preferred Shares, $25.2257 per Series D Preferred Depositary Unit, or $100.1 million in the aggregate.

Note 9 — Redeemable Noncontrolling Interests of the Trust

Redeemable noncontrolling interests – Common units, as presented on the Trust's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At June 30, 2011 and December 31, 2010, the value of these redeemable noncontrolling interests was $159.2 million and $145.5 million, respectively, based on the closing price of the Trust's common shares of $20.40 and $18.05, respectively, on those dates.

Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the three months ended June 30, 2011, no holders tendered their units for redemption. During the six months ended June 30, 2011, holders redeemed 40,459 units in exchange for an equal number of the Trust's common shares.

Note 10 — Redeemable Partnership Units of CRLP

Redeemable units, as presented on CRLP's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At June 30, 2011 and December 31, 2010 , the value of the redeemable units was $159.2 million and $145.5 million, respectively, based on the closing price of the Trust's common shares of $20.40 and $18.05, respectively, on those dates.

Holders of common units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Trust's common shares, if and when the Board of Trustees of the Trust declares such a dividend. Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the three months ended June 30, 2011, no holders tendered their units for redemption. During the six months ended June 30, 2011, holders redeemed 40,459 units in exchange for an equal number of the Trust's common shares.

Note 11 — Segment Information

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

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising ), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the three and six months ended ended June 30, 2011 and 2010, and total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of June 30, 2011 and December 31, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Revenues:
Segment Revenues:
Multifamily - Same Property (1)	$77,313	$74,398	$152,519	$147,810
Multifamily - Other (2)	6,736	2,635	11,623	5,101
Commercial	19,055	20,322	38,823	41,312
Total Segment Revenues	103,104	97,355	202,965	194,223
Partially-owned unconsolidated entities — Multifamily	(702)	(968)	(1,415)	(1,911)
Partially-owned unconsolidated entities — Commercial	(6,533)	(8,044)	(13,104)	(16,183)
Other non-property related revenues	2,173	3,400	3,984	6,298
Discontinued operations property revenues	(5)	(4)	(7)	24
Total Consolidated Revenues	$98,037	$91,739	$192,423	$182,451
NOI:
Segment NOI:
Multifamily - Same Property (1)	$45,767	$42,582	$89,877	$84,317
Multifamily - Other (2)	3,534	894	6,093	1,856
Commercial	13,032	13,693	26,571	28,323
Total Segment NOI	62,333	57,169	122,541	114,496
Partially-owned unconsolidated entities — Multifamily	(353)	(418)	(692)	(877)
Partially-owned unconsolidated entities — Commercial	(4,359)	(5,388)	(8,802)	(10,952)
Other non-property related revenues	2,173	3,400	3,984	6,298
Discontinued operations property NOI	109	15	143	46
Property management expenses	(2,181)	(1,878)	(4,603)	(3,685)
General and administrative expenses	(5,188)	(5,458)	(10,390)	(10,264)
Management fee and other expenses	(1,884)	(2,585)	(3,653)	(5,258)
Investment and development expenses (3)	(393)	(31)	(979)	(34)
Depreciation	(32,062)	(30,243)	(64,122)	(60,521)
Amortization	(2,078)	(2,170)	(4,288)	(4,394)
Impairment and other losses (4)	(148)	—	(2,244)	(783)
Income from operations	15,969	12,413	26,895	24,072
Total other income (expense), net (5)	(21,904)	(21,705)	(44,552)	(43,355)
Loss from continuing operations	$(5,935)	$(9,292)	$(17,657)	$(19,283)

Capitalized Expenditures
Multifamily	$5,771	$6,935	$9,219	$12,844
Commercial	283	515	477	921
Corporate	62	34	246	168
Total consolidated capitalized expenditures	$6,116	$7,484	$9,942	$13,933

			As of
			June 30,	December 31,
($ in thousands)			2011	2010
Assets
Segment Assets:
Multifamily			$2,558,074	$2,474,409
Commercial			542,446	562,103
Total Segment Assets			3,100,520	3,036,512
Unallocated corporate assets (6)			133,929	134,622
Colonial Properties Trust			$3,234,449	$3,171,134
Corporate assets specific to Colonial Properties Trust			(75)	(619)
Colonial Realty Limited Partnership			$3,234,374	$3,170,515
____________________
Footnotes on following page

(1)
The Company defines multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be restated during the year to account for disposition activity.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(4)	See Note 3 - "Real Estate Activity" for a description of the charges.

(5)
For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 - "Real Estate Activity - For-Sale Activities".

(6)	Includes the Company's investment in partially-owned entities of $21.7 million and $22.8 million as of June 30, 2011 and December 31, 2010, respectively.

Note 12 — Investment in Partially-Owned Entities
The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary.
Consolidated Investments in Variable Interest Entities
Based on the Company's evaluation, as of June 30, 2011, the Company has two consolidated VIEs:
•CMS/Colonial Canyon Creek - the Company began consolidating this joint venture in September 2009 as a result of a preferred equity contribution of $11.5 million made by the Company to the joint venture in connection with a construction loan refinancing. This joint venture is a variable interest entity and the Company's $11.5 million preferred equity contribution constituted a reconsideration event.
•Colonial Grand at Traditions - the Company began consolidating this joint venture in June 2011 as a result of the Company's purchase of the outstanding mortgage loan secured by the underlying property and the elimination of the Company's guarantee associated with the original loan for a total of $21.1 million (see Note 13 - “Financing Activities - Acquisition of Outstanding Mortgage Loan” for additional details). The loan matured on April 15, 2010 and, as a result, was in default at the time of the Company's acquisition. The Company determined it had the power, pursuant to the default provisions of the loan agreement, to direct the significant business activities of the joint venture.

In assessing whether or not the Company was the primary beneficiary under FASB ASU 2009-17, the Company considered the significant economic activities of these variable interest entities to consist of:

(1)	the sale of the single apartment community owned by the partnership,
(2)    the financing arrangements with banks or other creditors,
(3)    the capital improvements or significant repairs, and
(4)    the pricing of apartment units for rent.

The Company concluded that it has the power to direct the activities of these joint ventures and that the Company has the obligation to absorb losses and right to receive benefits from these joint ventures that could be significant to the joint ventures. Therefore, the Company consolidates the CMS/Canyon Creek joint venture and the Colonial Grand at Traditions joint venture.
Investments in Unconsolidated Partially-Owned Entities
Investments in unconsolidated partially-owned entities at June 30, 2011 and December 31, 2010 consisted of the following:

	Percent	As of
($ in thousands)	Owned	June 30, 2011	December 31, 2010
Multifamily:
Belterra, Ft. Worth, TX	10.00%	$405	$444
CG at Huntcliff, Atlanta, GA	20.00%	1,473	1,471
CG at McKinney, Dallas, TX (1)	25.00%	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%	729	787
CG at Traditions, Gulf Shores, AL (2)	35.00%	—	—
Heathrow, Orlando, FL (1)	50.00%	1,925	1,946
Regents Park (Phase II), Atlanta, GA (1)	40.00%	3,355	3,358
Total Multifamily		$9,608	$9,727
Commercial:
600 Building Partnership, Birmingham, AL	33.33%	304	203
Bluerock, Huntsville, AL (3)	10.00%	(5,703)	(5,349)
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%	10	27
Colonial Promenade Madison, Huntsville, AL	25.00%	2,073	2,118
Colonial Promenade Smyrna, Smyrna, TN	50.00%	2,178	2,193
DRA/CLP JV (4)	15.00%	(24,060)	(22,605)
Highway 150, LLC, Birmingham, AL	10.00%	42	51
Parkside Drive LLC I, Knoxville, TN	50.00%	679	1,456
Parkside Drive LLC II, Knoxville, TN	50.00%	6,818	7,021
Total Commercial		$(17,659)	$(14,885)
Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%	30	32
Total Other		$30	$32
Net Investment in partially-owned entities (5)		$(8,021)	$(5,126)
___________________

(1)	These joint ventures consist of undeveloped land.

(2)
In September 2009, the Company determined that its noncontrolling interest was impaired and that this impairment was other than temporary. As a result, the Company wrote-off its investment in the joint venture. On June 17, 2011, the Company purchased the outstanding note from the lender. Therefore, as of June 30, 2011, this joint venture is consolidated in the Company's financial statements.

(3)
Equity investment includes the Company’s investment of approximately $1.2 million, offset by the excess basis difference on the transaction of approximately $6.9 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of June 30, 2011 and December 31, 2010.

(4)
As of June 30, 2011, this joint venture included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $10.9 million, offset by the excess basis difference resulting from the June 2007 joint venture transaction of approximately $30.9 million, which is being amortized over the life of the properties. Also included in the balances is the Trust's contingent obligations related to the 2007 joint venture transactions, which was $4.1 million as of June 30, 2011 and December 31, 2010. Because this $4.1 million contingent obligation is a direct liability of the Trust, it is not included in CRLP's Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of June 30, 2011 and December 31, 2010.

(5)
Includes the Trust's $4.1 million contingent obligation related to the DRA/CLP JV. CRLP's net investment in partially owned entities was $(3.9) million and $(1.0) million as of June 30, 2011 and December 31, 2010, respectively.

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the respective dates of the Company’s acquisitions is as follows:

	As of
($ in thousands)	June 30, 2011	December 31, 2010
Balance Sheet
Assets
Land, building & equipment, net	$1,212,694	$1,250,781
Construction in progress	19,631	19,624
Other assets	96,392	106,291
Total assets	$1,328,717	$1,376,696
Liabilities and Partners’ Equity
Notes payable (1)	$1,075,921	$1,110,908
Other liabilities	106,266	110,246
Partners’ equity	146,530	155,542
Total liabilities and partners’ equity	$1,328,717	$1,376,696

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Statement of Operations
Revenues	$40,796	$46,217	$81,915	$92,523
Operating expenses	(14,845)	(16,977)	(29,486)	(33,240)
Interest expense	(17,389)	(18,499)	(34,727)	(36,330)
Depreciation, amortization and other	(15,641)	(18,361)	(33,124)	(37,848)
Net loss (2)	$(7,079)	$(7,620)	$(15,422)	$(14,895)
___________________

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at June 30, 2011 and December 31, 2010 was $189.0 million and $201.3 million, respectively.

(2)
In addition to including the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “(Loss) income from partially-owned investments” of $(0.1) million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and $(0.5) million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Note 13 — Financing Activities
As of June 30, 2011, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.
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

The Credit Facility and the cash management line, which primarily are used by the Company to finance property acquisitions and developments, had an outstanding balance at June 30, 2011 of $377.4 million, including $354.0 million outstanding on the Credit Facility and $23.4 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility (including the cash management line) was 1.24% and 1.40% as of June 30, 2011 and June 30, 2010.

The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as they become due. Specific financial ratios with which the Company must comply pursuant to the Credit Facility are listed in the table below. At June 30, 2011, the Company was in compliance with these covenants.

	As of
	June 30, 2011	Requirements:
Fixed Charge Ratio	2.2x	> 1.5x
Debt to Total Asset Value Ratio	49.3%	< 60.1%
Secured Debt to Total Asset Value Ratio	23.2%	< 40.0%
Unencumbered Leverage Ratio	49.7%	< 62.5%
Permitted Investments Ratio	10.0%	< 35.0%
The Company does not anticipate any events of noncompliance with any of these ratios in 2011. However, there can be no assurance that the Company will be able to maintain compliance with these ratios and other debt covenants in the future.
The Company currently expects to refinance the Credit Facility or enter into a new credit facility prior to the June 2012 maturity date. However, there can be no assurance that the financial terms or covenants of any refinanced or new facility will be the same or as favorable as those under the existing credit facility.
Unsecured Senior Notes Repurchases
During the first quarter 2010, CRLP repurchased $8.7 million of outstanding unsecured senior notes of CRLP under a note repurchase program approved by the Trust's Board of Trustees, having an average yield-to-maturity of 6.5%, at an average discount of 1%. This repurchase program expired on December 31, 2010.
Unsecured Senior Note Maturity
During April 2011, the Company's 4.80% senior note matured, which the Company satisfied with a gross payment of $58.3 million ($56.9 million of principal and $1.4 million of accrued interest) using proceeds from the December 2010 "at-the-market" equity offering program and borrowings under the Credit Facility.
Acquisition of Outstanding Mortgage Loan

During April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture, in which the Company has a 35% interest. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. On June 17, 2011, the Company purchased the outstanding mortgage loan from the lender for $21.1 million. As a result of the purchase, the Company's $3.5 million original partial loan guarantee was eliminated. The construction loan, which had a balance of $35.5 million (including accrued interest) as of June 17, 2011, matured by its terms on April 15, 2010 and, as a result, was in default at the time of the Company's acquisition. As a result of this transaction, the Company determined it had the power, pursuant to the default provisions of the loan agreement, to direct the significant business activities of the joint venture, which is a variable interest entity. As such, the Company began consolidating this joint venture in its financial statements as of June 17, 2011 (see Note 12 - "Investment in Partially-Owned Entities"). The joint venture partner's guarantee remains in place. For additional information regarding ongoing litigation between the Company and its joint venture partner involving this property, see Note 16 - "Legal Proceedings".

Note 14 — Derivatives and Hedging

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

On June 3, 2011, the Company entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with forecasted debt issuance. This interest rate swap agreement has a notional amount of $200.0 million, a fixed interest rate of 2.58%, and a maturity date of August 1, 2018. In accordance with the agreement, the Company will pay the fixed rate and receive a variable rate based on one month LIBOR. This interest rate swap became effective on July 22, 2011. See Note 17 - "Subsequent Events - Financing Activities".

At June 30, 2011, the Company had $1.5 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were immaterial for all periods presented.

Over the next twelve months, the Company expects to reclassify $4.8 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

Note 15 — Contingencies, Guarantees and Other Arrangements

Contingencies

As a result of transactions executed in 2007, the Company implemented a strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company's wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, the Company disposed of its interest in one of these joint ventures but continues to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, the Trust assumed certain contingent obligations, of which $4.3 million remains outstanding as of June 30, 2011. The liabilities are the direct obligation of the Trust and thus are not reflected in the balance sheets of CRLP.

As of June 30, 2011, the Company is self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

Guarantees and Other Arrangements

As a result of the Company's purchase of the outstanding mortgage loan secured by Colonial Grand at Traditions, the Company's $3.5 million guarantee with respect to such loan was eliminated. See Note 13 - “Financing Activities - Acquisition of Outstanding Mortgage Loan”.
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At June 30, 2011, the total amount of debt of the joint venture, which matures on January 11, 2013, was approximately $15.6 million. At June 30, 2011, no liability was recorded for the guarantee.
In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for the Colonial Promenade Tannehill development, which had approximately $13.5 million outstanding at June 30, 2011. At June 30, 2011, no liability was recorded for these guarantees.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.

Note 16 — Legal Proceedings

Colonial Grand at Traditions Litigation

As previously disclosed, during April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of the construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture (the “Joint Venture”), in which the Company has a 35% interest. Construction at this site is complete and the project was placed into service during 2008. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee. The construction loan, which had a balance of $35.5 million as of June 17, 2011 (including accrued interest), matured by its terms on April 15, 2010. In October 2010, Regions Bank, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantee from each of the guarantors, including the Company, together with outstanding interest on the loan. On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace the Company as property manager and take control of the property's cash flow. Regions Bank subsequently transferred all of its interest in the construction loan to MLQ-ELD, L.L.C. (“MLQ”), and MLQ initiated foreclosure proceedings with respect to the property in January 2011 and was allowed to substitute itself in place of Regions Bank in the existing litigation. On June 17, 2011, the Company purchased the outstanding note from the lender for $21.1 million. See Note 13 - “Financing Activities - Acquisition of Outstanding Mortgage Loan”. The Company has been substituted as the plaintiff in the action and the claims originally asserted by Regions against the Company on the guarantee were dismissed. In July 2011, the Company initiated foreclosure proceedings with respect to this property and, on August 1, 2011, acquired the property through foreclosure.

Separately, in December 2010, the Joint Venture and SM Traditions Associates, LLC (the “JV Parties”), which owns a 65% interest in the Joint Venture, filed cross-claims in the Circuit Court of Baldwin County, Alabama against the Company and certain of its subsidiaries (collectively, the “Colonial Parties”), in connection with the development and management of the Colonial Grand at Traditions by the Colonial Parties. The JV Parties assert several claims relating to the Company's oversight and involvement in the development and construction of the property, including breach of management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duty. The JV Parties also assert that the Colonial Parties conspired with Regions Bank in connection with the activities alleged. The JV Parties have made a demand for an accounting of the costs of development and construction and claim damages of at least $13.0 million, plus attorney's fees.

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

James Island Litigation

As previously disclosed, the Trust and CRLP are parties to lawsuits arising out of alleged construction deficiencies with respect to condominium units at the Company's Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all 230 units were sold during 2006. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County, in March 2010, against various parties involved in the development and construction of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking an unspecified amount of damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The Company is currently in the initial phases of discovery and is continuing to investigate the matter and evaluate its options, and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company.

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
Loss Contingencies
The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. As of June 30, 2011 and December 31, 2010, the Company's loss contingency was $5.5 million and $3.9 million in the aggregate, respectively.

Note 17 — Subsequent Events
Property Acquisition
On August 2, 2011, the Company acquired Colonial Village at Beaver Creek, a 316-unit multifamily apartment community located in Raleigh, North Carolina, for $26.4 million. This acquisition was funded with proceeds from the Company's unsecured credit facility.
Acquisition of Colonial Grand at Traditions through Foreclosure
In July 2011, the Company, as the owner of the mortgage loan secured by Colonial Grand at Traditions, initiated foreclosure proceedings with respect to the property and, on August 1, 2011, acquired the property through foreclosure. For additional information regarding the status of ongoing litigation between the Company and its joint venture partner involving this property, see Note 16 - "Legal Proceedings”.
At-the-Market Equity Offering Program

Subsequent to quarter end, the Trust issued 355,255 common shares (through July 8, 2011), generating net proceeds of approximately $7.2 million, at an average price of $20.60 per share. Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. Accordingly, CRLP issued 355,255 common units to the Trust, at a weighted average issue price of $20.60 per unit, for the shares issued by the Trust in the equity offering program. These issuances fully exhausted the $75.0 million "at-the-market" equity offering program the Trust and CRLP entered into in May 2011 with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC.

Financing Activities

On July 12, 2011, the Company entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with forecasted debt issuance, which became effective on July 22, 2011 upon the execution of the Term Loan

Agreement (as defined below). This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 2.47%, and a maturity date of August 1, 2018.

The Company's $200.0 million interest rate swap described in Note 14 - "Derivatives and Hedging" also became effective on July 22, 2011 upon the execution of the Term Loan Agreement (as defined below).

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "Term Loan Agreement") with Wells Fargo Bank, National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. CRLP borrowed the full $250.0 million at closing. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The interest rate swaps referred to above fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points. The term loan matures on August 1, 2018. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Company's Credit Facility.

The Term Loan Agreement contains various restrictive covenants, including with respect to liens, indebtedness, distributions, mergers and asset sales, and also limits the percentage of CRLP's total asset value that may be invested in unimproved land, mortgage receivables, unconsolidated joint ventures, residential units for sale and construction. In addition, the Term Loan Agreement requires that CRLP satisfy certain financial and operational covenants that are similar to those included in the Credit Facility. The Term Loan Agreement includes certain events of default including, but not limited to, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, an event of default under any other indebtedness in the aggregate greater than or equal to $20.0 million, an event of default under the Credit Facility, and bankruptcy or other insolvency events. The occurrence of an event of default, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of CRLP under the Term Loan Agreement to be immediately due and payable.
Distributions
On July 27, 2011, a cash distribution was declared to shareholders of the Trust in the amount of $0.15 per common share and to partners of CRLP in the amount of $0.15 per common unit, totaling approximately $14.2 million. The distributions were declared to shareholders and partners of record as of August 8, 2011 and will be paid on August 15, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.3% limited partner interest as of June 30, 2011. The Trust conducts all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
The following discussion and analysis of the consolidated condensed financial condition and consolidated condensed results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates’, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s and CRLP’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and the Trust's and CRLP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. Such factors include, among others, the following:

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

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets, primarily through joint venture investments, and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 159 properties as of June 30, 2011, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.
As of June 30, 2011, we owned or maintained a partial ownership in:

	Consolidated Properties	Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	111	33,467	3	1,016	114	34,483
Commercial properties	10	2,555,000	35	8,103,000	45	10,658,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.
In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of June 30, 2011, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 96.2% and 87.5% leased, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of June 30, 2011, held approximately 92.3% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.

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

Business Strategy and Outlook

As previously discussed in the 2010 Form 10-K, our business directives for 2011 are to:

•grow the company;
•improve operations; and
•achieve our balance sheet targets.

We are undertaking efforts to grow the company by returning property revenues to at least rent levels experienced in mid-2008, developing multifamily apartment communities on land that we have in inventory and by selectively acquiring young, well-located multifamily assets in our primary Sunbelt markets.  We are undertaking efforts to improve operations through increasing rents and controlling expenses at our properties, as well as at the corporate level.  We are seeking to achieve our balance sheet targets of reducing leverage (defined as net debt plus preferred equity to gross assets) to approximately 45% and increasing our fixed charge ratio through improving operations, issuing additional common equity to fund acquisitions and development and selectively disposing of wholly-owned or joint venture multifamily or commercial properties.
Executive Summary of Results of Operations
The following discussion of results of operations for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the Consolidated Condensed Statements of Operations of the Trust and CRLP and related notes thereto included in Item 1 of this Form 10-Q.

For the three months ended June 30, 2011, the Trust reported a net loss available to common shareholders of $6.4 million, compared with net loss available to common shareholders of $11.8 million for the comparable prior year period. For the three months ended June 30, 2011, CRLP reported a net loss available to common unitholders of $7.0 million, compared with a net loss available to common unitholders of $13.1 million for the comparable prior year period.

The principal factors that influenced our operating results for the three months ended June 30, 2011 include a 3.9% increase in multifamily same-property revenue, from $74.4 million for the three months ended June 30, 2010 to $77.3 million for the three months ended June 30, 2011, primarily as a result of improving rental rates. In addition, multifamily same-property expenses decreased 0.8%, from $31.8 million for the three months ended June 30, 2010 to $31.5 million for the three months ended June 30, 2011. Overall, these changes resulted in a 7.5% increase in multifamily same-property net operating income when compared with the second quarter 2010 (see Note 11 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”).
For the six months ended June 30, 2011, the Trust reported a net loss available to common shareholders of $18.1 million, compared with net loss available to common shareholders of $24.2 million for the comparable prior year period. For the six months ended June 30, 2011, CRLP reported a net loss available to common unitholders of $19.7 million, compared with a net loss available to common unitholders of $27.0 million for the comparable prior year period.

The principal factors that influenced our operating results for the six months ended June 30, 2011 include a 3.2% increase in multifamily same-property revenue, from $147.8 million for the six months ended June 30, 2010 to $152.5 million for the six months ended June 30, 2011, primarily as a result of improving rental rates. In addition, multifamily same-property expenses decreased 1.3%, from $63.5 million for the six months ended June 30, 2010 to $62.6 million for the six months ended June 30, 2011. Overall, these changes resulted in a 6.6% increase in same-property net operating income when compared with the same period in 2010 (see Note 11 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”).

In addition to the factors described above, the operating results for the three and six months ended June 30, 2011 are impacted by the Company's acquisition of three Class A multifamily apartment communities during the first quarter of 2011: a 336-unit apartment community in Austin, Texas, now known as Colonial Grand at Wells Branch; a 236-unit apartment community located in Charlotte, North Carolina, now known as Colonial Grand at Cornelius; and a 341-unit apartment community located in Las Vegas, Nevada now known as Colonial Grand at Palm Vista.

Results of Operations
Comparison of the Three Months Ended June 30, 2011 and 2010
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $95.9 million for the three months ended June 30, 2011, compared to $88.3 million for the same period in 2010. The components of property-related revenues for the three months ended June 30, 2011 and 2010 are:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2010 to 2011
Minimum rent	$80,050	84%	$73,613	83%	9%
Tenant recoveries	2,493	3%	2,608	3%	(4)%
Other property-related revenue	13,321	14%	12,118	14%	10%
Total property-related revenues	$95,864	100%	$88,339	100%	9%
The increase in total property-related revenues of $7.5 million for the three months ended June 30, 2011, as compared to the same period in 2010, was primarily attributable to increases in minimum rent resulting from properties acquired since June 30, 2010 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	June 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$77,313	$74,398	$2,915
Acquisitions:
Multifamily	4,313	9	4,304
Developments:
Commercial	688	153	535
Other (2)	13,550	13,779	(229)
	$95,864	$88,339	$7,525
 _____________________________

(1)
We define multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property-related revenues for our multifamily same-property communities increased $2.9 million, or 3.9%, for the three months June 30, 2011 compared to the same period in 2010, primarily due to higher rental rates. Average monthly rent per unit over the three months ended June 30, 2011 for our multifamily same-property communities increased to $729 per unit for the three months ended June 30, 2011 compared to $706 per unit for the same period in 2010 as a result of strong renewal pricing and improved new lease rates.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $2.2 million for the three months ended June 30, 2011, compared to $3.4 million for the same period in 2010. Of the $1.2 million decrease, approximately $0.4 million of the decrease is attributable to the loss, since June 30, 2010, of third-party management fees related to management of properties previously held in joint ventures or owned by third-parties and $0.8 million is attributable to a decrease in leasing and brokerage commissions at these same joint venture properties.
Property-related expenses
Total property-related expenses were $38.1 million for the three months ended June 30, 2011, compared to $37.0 million for the same period in 2010. The components of property-related expenses for the three months ended June 30, 2011 and 2010 are:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2010 to 2011
Property operating expenses	$27,288	72%	$25,979	70%	5%
Taxes, licenses and insurance	10,846	28%	10,982	30%	(1)%
Total property-related expenses	$38,134	100%	$36,961	100%	3%

The increase in total property-related expenses of $1.2 million for the three months ended June 30, 2011, as compared to the same period in 2010, was primarily attributable to increases in property operating expenses with respect to the properties acquired since June 30, 2010, as follows:

	Three Months Ended		Change
	June 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$22,709	$22,622	$87
Acquisitions:
Multifamily	1,276	—	1,276
Developments:
Commercial	115	28	87
Other (2)	3,188	3,329	(141)
	$27,288	$25,979	$1,309
 _____________________________

(1)
We define multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses were $2.2 million for the three months ended June 30, 2011, compared to $1.9 million for the same period in 2010. The $0.3 million increase in expenses was primarily related to higher software maintenance fees.
General and administrative expenses
General and administrative expenses were $5.2 million for the three months ended June 30, 2011, compared to $5.5 million for the same period in 2010. The $0.3 million decrease in expenses is primarily attributable to a reduction in legal fees and other general corporate expenses.
Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. The $0.7 million reduction in management fee and other expenses was attributable to the termination of management contracts since June 30, 2010.
Depreciation
Depreciation expense was $32.1 million for the three months ended June 30, 2011, compared to $30.2 million for the same period in 2010. The total increase in depreciation expense of $1.8 million for the three months ended June 30, 2011, as compared to the same period in 2010, was primarily attributable to properties acquired since June 30, 2010 as follows:

	Three Months Ended		Change
	June 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$24,289	$24,214	$75
Acquisitions:
Multifamily	1,755	—	1,755
Developments:
Commercial	287	49	238
Other (2)	5,731	5,980	(249)
	$32,062	$30,243	$1,819
_____________________________

(1)	We define multifamily same-property communities as properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities.

Loss (income) from partially-owned investments
Loss (income) from partially-owned investments was a loss of $0.1 million for the three months ended June 30, 2011 compared to income of $0.4 million for the three months ended June 30, 2010. The decrease is primarily due to the sale of our remaining 50% noncontrolling interest in Parkway Place Mall in Huntsville, Alabama in October 2010 and a reduction in our share of earnings from joint ventures.
Gain (loss) on sale of property
Gain (loss) on sale of property, net of income taxes, for the three months ended June 30, 2010 was a $0.7 million loss, which was the result of mitigation of structural settlement and infrastructure costs related to two commercial assets. Both of these assets were sold by CPSI in previous years, and therefore are expensed as additional development costs in "Gain (loss) from sales of property" in the Consolidated Condensed Statements of Operations of the Trust and CRLP.
Dividends to preferred shareholders

In September 2010, the Trust redeemed all of the outstanding Series D Preferred Depositary Shares (and CRLP repurchased all of the Series D Preferred Units); therefore, there were no dividends to preferred shareholders for the three months ended June 30, 2011, compared to $2.0 million for the three months ended June 30, 2010.
Comparison of the Six Months Ended June 30, 2011 and 2010
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $188.4 million for the six months ended June 30, 2011, compared to $176.2 million for the same period in 2010. The components of property-related revenues for the six months ended June 30, 2011 and 2010 are:

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2010 to 2011
Minimum rent	$156,711	83%	$147,094	84%	7%
Tenant recoveries	5,191	3%	5,397	3%	(4)%
Other property-related revenue	26,537	14%	23,662	13%	12%
Total property-related revenues	$188,439	100%	$176,153	100%	7%
The increase in total property-related revenues of $12.3 million for the six months ended June 30, 2011, as compared to the same period in 2010, was primarily attributable to increases in minimum rent resulting from properties acquired since June 30, 2010 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Six Months Ended		Change
	June 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$152,519	$147,810	$4,709
Acquisitions:
Multifamily	6,811	9	6,802
Developments:
Commercial	1,325	153	1,172
Other (2)	27,784	28,181	(397)
	$188,439	$176,153	$12,286
 _____________________________

(1)
We define multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property-related revenues for our multifamily same-property communities increased $4.7 million, or 3.2%, for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to higher rental rates and an increase in average occupancy rates. Average monthly rent per unit over the six months ended June 30, 2011 for our multifamily same-

property communities increased to $725 per unit for the six months ended June 30, 2011 compared to $709 per unit for the same period in 2010 as a result of strong renewal pricing and improved new lease rates. Ancillary income increased as a result of the increase in average occupancy.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $4.0 million for the six months ended June 30, 2011, compared to $6.3 million for the same period in 2010. Of the $2.3 million decrease, approximately $0.9 million of the decrease is attributable to the loss, since June 30, 2010, of third-party management fees related to management of properties previously held in joint ventures or owned by third-parties and approximately $1.2 million is attributable to a decrease in leasing and brokerage commissions.
Property-related expenses
Total property-related expenses were $75.2 million for the six months ended June 30, 2011, compared to $73.4 million for the same period in 2010. The components of property-related expenses for the six months ended June 30, 2011 and 2010 are:

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2010 to 2011
Property operating expenses	$53,253	71%	$51,399	70%	4%
Taxes, licenses and insurance	21,996	29%	22,041	30%	—%
Total property-related expenses	$75,249	100%	$73,440	100%	2%
The increase in total property-related expenses of $1.8 million for the six months ended June 30, 2011, as compared to the same period in 2010, was attributable to increases in property operating expenses with respect to the properties acquired since June 30, 2010, which were partially offset by a decrease in property operating expenses at our multifamily same-property communities and other properties as follows:

	Six Months Ended		Change
	June 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$44,747	$44,843	$(96)
Acquisitions:
Multifamily	1,963	—	1,963
Developments:
Commercial	261	28	233
Other (2)	6,282	6,528	(246)
	$53,253	$51,399	$1,854
 _____________________________

(1)
We define multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses were $4.6 million for the six months ended June 30, 2011, compared to $3.7 million for the same period in 2010. The $0.9 million increase in expenses was primarily related to higher incentive compensation, higher software maintenance fees and an increase in other general expenses.
General and administrative expenses
General and administrative expenses were $10.4 million for the six months ended June 30, 2011, compared to $10.3 million for the same period in 2010. The $0.1 million increase in expenses is primarily attributable to higher incentive compensation.

Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. The $1.6 million reduction in management fee and other expenses was attributable to the termination of management contracts since June 30, 2010.
Depreciation
Depreciation expense was $64.1 million for the six months ended June 30, 2011, compared to $60.5 million for the same period in 2010. The total increase in depreciation expense of $3.6 million for the six months ended June 30, 2011, as compared to the same period in 2010, was primarily attributable to properties acquired since June 30, 2010 as follows:

	Six Months Ended		Change
	June 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$48,883	$48,525	$358
Acquisitions:
Multifamily	2,693	—	2,693
Developments:
Commercial	585	49	536
Other (2)	11,961	11,947	14
	$64,122	$60,521	$3,601
_____________________________

(1)	We define multifamily same-property communities as properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities.
Impairment and other losses
Impairment and other losses expense was $2.2 million for the six months ended June 30, 2011, compared to $0.8 million for the same period in 2010. In addition to the $0.1 million recorded during the three months ended June 30, 2011 as a result of tornado damage at one of our multifamily apartment communities, during the six months ended June 30, 2011, we recorded a $1.5 million charge related to a loss contingency involving previously sold for-sale residential units, a $0.4 million casualty loss and $0.2 million non-cash impairment charge. The casualty loss related to fire damage at two of our multifamily apartment communities. Of the impairment charge, $0.1 million is related to sales of various for-sale residential units and $0.1 million is related to the sale of land outparcels. The $0.8 million recorded during the six months ended June 30, 2010 was a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather.
Loss (income) from partially-owned investments
Loss (income) from partially-owned investments was a loss of $0.5 million for the six months ended June 30, 2011 compared to income of $0.7 million for the six months ended June 30, 2010. The decrease is primarily due to the sale of our remaining 50% noncontrolling interest in Parkway Place Mall in Huntsville, Alabama in October 2010 and a reduction in our share of earnings from joint ventures.
Gain (loss) on sale of property
Gain (loss) on sale of property, net of income taxes, for the six months ended June 30, 2010 was a $0.7 million loss, which was the result of mitigation of structural settlement and infrastructure costs related to two commercial assets. Both of these assets were sold by CPSI in previous years, and therefore are expensed as additional development costs in "Gain (loss) from sales of property" in the Consolidated Condensed Statements of Operations of the Trust and CRLP.
Dividends to preferred shareholders

In September 2010, the Trust redeemed all of the outstanding Series D Preferred Depositary Shares (and CRLP repurchased all of the Series D Preferred Units); therefore, there were no dividends to preferred shareholders for the six months ended June 30, 2011, compared to $4.1 million for the six months ended June 30, 2010.

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

Given our limited debt maturities remaining in 2011 ($19.3 million of our pro-rata share of unconsolidated debt) and the generation of proceeds under our recent "at-the-market" equity offering programs (which have been used, among other things, to pay down a portion of the outstanding borrowings under our unsecured credit facility, to partially fund the acquisition of three multifamily properties, to partially fund the purchase of the Traditions joint venture mortgage loan and to fund other general corporate purposes), we believe that cash generated from operations, dispositions of assets and borrowings under our credit facility will be sufficient to allow us to execute our previously discussed 2011 business directives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.

Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:

Operating activities - Net cash provided by operating activities increased to $70.2 million for the six months ended June 30, 2011 from $61.4 million for the comparable prior year period. The change was primarily driven by an increase in income from operations and the timing of property tax payments relating to accrued expenses. This increase was partially offset by $17.2 million of tax refunds received during the six months ended June 30, 2010. For 2011, we expect cash flows from operating activities to be higher than in 2010 due to acquisitions and developments placed into service since June 30, 2010.

Investing activities - Net cash used in investing activities was $132.7 million for the six months ended June 30, 2011, compared to $64.3 million for the comparable prior year period. The change is primarily the result of cash used to complete three multifamily property acquisitions and purchase the outstanding mortgage loan secured by Colonial Grand at Traditions, which was partially offset by a reduction in development and capital expenditures in 2011 when compared to the same period in the prior year. As we continue to explore growth through potential acquisitions and developments, we expect our cash flow used in investing activities to increase in 2011, compared to 2010. However, we expect this increase to be partially offset by proceeds from potential property dispositions.

Financing activities - Net cash provided by financing activities increased to $68.6 million for the six months ended June 30, 2011, from $2.1 million for the comparable prior year period. The change is primarily attributable to an increase in cash proceeds in the first half of 2011 from our "at-the-market" equity offering program and a decrease in cash used for unsecured senior note maturity payments/repurchases in 2011 compared to 2010. This activity was partially offset by new secured financings of $73.2 million in 2010.

The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. Persistent weakness in the economy and job market in the U.S. has adversely affected rents we are able to charge and thereby adversely affected our operating cash flows. However, in the last half of 2010 and the first half of 2011, revenues from our same-property multifamily communities were positive when compared to the same periods in prior years. We are continuing to see some improvements in the multifamily fundamentals, such as higher occupancy rates, positive new and renewal lease rates over the expiring leases, a declining homeownership rate and a decline in turnover, which all are positive developments for the multifamily industry.

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

On May 6, 2011, the Trust and CRLP filed a joint universal shelf registration statement with the SEC allowing the Trust to offer, from time to time, an unspecified amount of equity securities of the Trust (including common and preferred shares) and allowing CRLP to offer, from time to time, an unspecified amount of debt securities, each on an as-needed basis subject to the ability of the Trust and CRLP to effect offerings on satisfactory terms based on prevailing conditions. In 2011 (through July 8, 2011), the Trust sold 8,416,846 common shares under its December 2010 and May 2011 continuous "at-the-market" equity offering programs at a weighted average issuance price of $19.80 per share for net proceeds of approximately $163.7 million. Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing programs or other equity offerings, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold and the Trust contributes the net proceeds of such offerings to CRLP. The net proceeds resulting from this program were used to pay down a portion of the outstanding borrowings under our unsecured credit facility, to partially fund the acquisition of three multifamily properties and to fund other general corporate purposes (see Note 3 to the Trust's and CRLP's Consolidated Condensed Financial Statements “Real Estate Activity - Acquisition Activity”). The December 2010 “at-the-market” equity offering program was fully exhausted in April 2011 and the May 2011 "at-the-market" equity offering program was fully exhausted in July 2011.

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

Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the six months ended June 30, 2011, we sold assets (or our interests in assets) for aggregate proceeds of approximately $5.4 million ($4.9 million from the sale of consolidated assets and $0.5 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). The proceeds from these asset sales were used to repay a portion of outstanding borrowings under our credit facility.

At June 30, 2011, our total outstanding debt balance was $1.70 billion. The outstanding balance includes fixed-rate debt of $1.31 billion, or 77.1% of the total debt balance, and floating-rate debt of $390.3 million, or 22.9% of the total debt balance. As further discussed below, at June 30, 2011, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.

Senior Unsecured Term Loan

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "Term Loan Agreement") with Wells Fargo Bank, National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. CRLP borrowed the full $250.0 million at closing. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The interest rate swaps described below under “—Derivatives and Hedging” fix the interest rate of the term loan through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points. The term loan matures on August 1, 2018. The Term Loan Agreement contains various covenants and events of default that are more fully described in Note 17 - "Subsequent Events - Financing Activities” in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our unsecured credit facility.

Unsecured Revolving Credit Facility

As of June 30, 2011, CRLP, with the Trust as a guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.

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

The Credit Facility and cash management line, which have been primarily used to finance property acquisitions and developments, and periodically to also fund repurchases of CRLP senior notes and preferred shares and units, had an aggregate outstanding balance at June 30, 2011 of $377.4 million, including $23.4 million outstanding on our cash management line. The weighted average interest rate of the Credit Facility, including the cash management line, was 1.24% at June 30, 2011.

The Credit Facility contains various ratios and covenants that are more fully described in Note 13 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, included in this Form 10-Q. As of June 30, 2011, we were in compliance with these covenants. We expect to be able to comply with these ratios and covenants in the remainder of 2011, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants.

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

Distributions

On July 27, 2011, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $14.2 million. The distribution was declared to shareholders and partners of record as of August 8, 2011 and will be paid on August 15, 2011. We also pay regular quarterly distributions on preferred units in CRLP (all remaining outstanding preferred shares in the Trust were redeemed in 2010). The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's taxable income to be distributed to the Trust's shareholders (excluding net capital gains).

Commitments and Contingencies

As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures but continue to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, the Trust assumed certain contingent obligations for a total of $15.7 million, of which $4.3 million remains outstanding as of June 30, 2011. The liabilities are the direct obligation of the Trust and thus are not reflected in the balance sheets of CRLP.

As of June 30, 2011, we are self-insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

For a discussion of certain ongoing litigation matters, see Note 16 - "Legal Proceedings" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, included in this Form 10-Q. In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.

Guarantees and Other Arrangements

As a result of our purchase of the outstanding mortgage loan secured by Colonial Grand at Traditions, our $3.5 million guarantee with respect to such loan was eliminated.

In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At June 30, 2011, the total amount of debt of the joint venture was approximately $15.6 million and the debt matures in December 2012. At June 30, 2011, no liability was recorded for the guarantee.

In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for our Colonial Promenade Tannehill development, which had approximately $13.5 million outstanding at June 30, 2011. At June 30, 2011, no liability was recorded for these guarantees.

The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Off-Balance Sheet Arrangements
At June 30, 2011, our pro-rata share of mortgage debt of unconsolidated joint ventures was $189.0 million. The aggregate maturities of this mortgage debt are as follows:

($ in millions)
2011	$19.3
2012	2.0
2013	6.0
2014	116.3
2015	0.2
Thereafter	45.2
$189.0

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

Please refer to the 2010 Form 10-K for discussions of the Trust’s and CRLP’s critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the three months ended June 30, 2011, there were no material changes to these policies.

The Company is subject to various claims, disputes and legal proceedings, including those described under “Liquidity and Capital Resources – Contingencies” and “Off-Balance Sheet Arrangements”, and Note 16 - "Legal Proceedings" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, the outcomes of which are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances.
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
On June 3, 2011, the Company entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with forecasted debt issuance. This interest rate swap agreement has a notional amount of $200 million, a fixed interest rate of 2.58%, and a maturity date of August 1, 2018. On July 12, 2011, the Company entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with forecasted debt issuance. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 2.47%, and a maturity date of August 1, 2018. These interest rate swaps became effective on July 22, 2011 when the Company entered into a new $250 million term loan, as discussed above.
At June 30, 2011, we had $1.5 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were immaterial for all periods presented.
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
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2011, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 77.1%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share and unit data)	2011	2010	2011	2010
Net loss available to common shareholders	$(6,437)	$(11,849)	$(18,060)	$(24,178)
Noncontrolling interest in CRLP	(554)	(1,290)	(1,596)	(2,785)
Total	$(6,991)	$(13,139)	$(19,656)	$(26,963)
Adjustments (consolidated):
Real estate depreciation	31,779	29,802	63,530	59,623
Real estate amortization	1,984	1,718	4,030	3,459
Losses from sales of property, net of income tax and
noncontrolling interest	(23)	667	56	709
Losses from sales of undepreciated property, net of income tax and
noncontrolling interest	10	(631)	(69)	(641)
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	1,598	1,715	3,249	4,123
Real estate amortization	528	708	1,182	1,410
Gains from sales of property	4	(15)	25	(96)
Funds from operations	$28,889	$20,825	$52,347	$41,624
Income allocated to participating securities	(216)	(169)	(399)	(343)
Funds from operations available to common shareholders and unitholders	$28,673	$20,656	$51,948	$41,281
FFO per share
Basic	$0.32	$0.27	$0.58	$0.54
Diluted	$0.32	$0.27	$0.58	$0.54

Weighted average common shares outstanding — basic	83,588	69,553	81,562	67,998
Weighted average partnership units outstanding — basic (1)	7,259	7,656	7,271	7,905
Weighted average shares and units outstanding — basic	90,847	77,209	88,833	75,903
Effect of diluted securities	—	—	—	—
Weighted average shares and units outstanding — diluted	90,847	77,209	88,833	75,903
________________________

(1)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2011, we had approximately $390.3 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.2 billion of total assets at June 30, 2011.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $3.9 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.9 million. This assumes that the amount outstanding under our variable rate debt remains approximately $390.3 million, which was the outstanding principal balance at June 30, 2011.
At June 30, 2011, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures
Controls and Procedures with respect to the Trust

(a)	Disclosure controls and procedures.
The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, of the effectiveness as of June 30, 2011 of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and the Trust’s chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Controls and Procedures with respect to CRLP

(a)	Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of June 30, 2011 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

Information regarding legal proceedings is contained in Note 16 - "Legal Proceedings" to the Consolidated Condensed Financial Statements of the Trust and CRLP and is incorporated herein by reference.

Item 1A.	Risk Factors
You should carefully consider the risk factors contained in the 2010 Form 10-K and the quarterly report of Form 10-Q of the Trust and CRLP for the quarter ended March 31, 2011 (the "First Quarter 10-Q") and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein, in the 2010 Form 10-K and the First Quarter 10-Q are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
A summary of repurchases by the Trust of common shares of the Trust for the three months ended June 30, 2011 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans
April 1 – April 30, 2011	49,778	20.64	—	—
May 1 – May 31, 2011	59	20.69	—	—
June 1 – June 30, 2011	294	19.80	—	—
Total	50,131	20.64	—	—
___________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended June 30, 2011, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plane in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). CRLP issued to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended June 30, 2011, CRLP issued 116,800 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $0.5 million.

During the quarter ended June 30, 2011, the Trust also issued common shares under its “at-the-market” equity offering programs that were registered under the Act. CRLP issued to the Trust an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended June 30, 2011, CRLP issued 3,790,166 common units to the Trust for shares issued under the above-mentioned “at-the-market” equity offering program of the Trust for an aggregate of approximately $76.4 million of net proceeds.

Item 6.	Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

August 5, 2011	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

August 5, 2011	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

By: Colonial Properties Trust
Its General Partner

August 5, 2011	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

August 5, 2011	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

10.1	Form of Indemnification Agreement by and between the Trust, CRLP and each of the Trust's executive officers and trustees	Filed herewith

10.2	Equity Distribution Agreement, dated May 10, 2011, by and among the Trust, CRLP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2011

10.3	Equity Distribution Agreement, dated May 10, 2011, by and among the Trust, CRLP and Wells Fargo Securities, LLC, as Agent	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2011

12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Share Distributions for the Trust	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

101
XBRL (Extensible Business Reporting Language). The following materials from the Trust's and CRLP's Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited); (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); (iv) Consolidated Statements Shareholders' Equity (Trust) and Partners' Equity (CRLP) for the six months ended June 30, 2011 and 2010 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.
Filed herewith