Form 10-Q
period 2011-09-30
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2011-11-04
CIK 909111, 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
As of November 2, 2011, Colonial Properties Trust had 87,385,853 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2011 of Colonial Properties Trust and Colonial Realty Limited Partnership. References to “the Trust” or “Colonial” mean to Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), and its consolidated subsidiaries, and references to “CRLP” mean Colonial Realty Limited Partnership, a Delaware limited partnership, and its consolidated subsidiaries. The term “the Company” refers to the Trust and CRLP, collectively.
The Trust is the sole general partner of, and, as of September 30, 2011, owned a 92.3% limited partner interest in, CRLP. The remaining limited partner interests are held by persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties and who received units in exchange for such properties. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
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

In addition, one area of difference in the balance sheets of the Trust and CRLP relates to $4.2 million of contingent obligations that the Trust assumed in connection with two joint venture transactions in 2007. The liabilities are the direct obligation of the Trust and are thus not reflected in the balance sheets of CRLP. Of the $4.2 million, $4.1 million is included as a liability in "Investment in partially-owned entities" as it relates to a joint venture in which the Company retains an interest, and $0.1 million is included in "Other liabilities" as the Company has sold its interest in the joint venture related to this liability.

In order to highlight the material differences between the Trust and CRLP, this report includes sections that separately present and discuss areas that are materially different between the Trust and CRLP, including:

•	the consolidated financial statements in Item 1 of this report;

•
certain accompanying notes to the financial statements, including Note 5 - Net Income (Loss) Per Share of the Trust and Note 6 - Net Loss Per Unit of CRLP; Note 7 - Equity of the Trust and Note 8 - Capital Structure of

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

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)	(audited)
	September 30, 2011	December 31, 2010
ASSETS
Land, buildings & equipment	$3,423,680	$3,331,108
Undeveloped land and construction in progress	290,401	261,955
Less: Accumulated depreciation	(703,230)	(640,981)
Real estate assets held for sale, net	12,073	16,861
Net real estate assets	3,022,924	2,968,943
Cash and cash equivalents	3,697	4,954
Restricted cash	22,076	9,294
Accounts receivable, net	26,210	20,734
Notes receivable	43,923	44,538
Prepaid expenses	21,519	23,225
Deferred debt and lease costs	23,035	23,035
Investment in partially-owned entities	19,253	22,828
Other assets	51,264	53,583
Total assets	$3,233,901	$3,171,134
LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,576,191	$1,384,209
Unsecured credit facility	105,529	377,362
Total debt	1,681,720	1,761,571
Accounts payable	39,302	38,915
Accrued interest	16,317	12,002
Accrued expenses	28,550	15,267
Investment in partially-owned entities	31,126	27,954
Other liabilities	20,898	10,129
Total liabilities	1,817,913	1,865,838
Redeemable noncontrolling interest:
Common units	144,616	145,539
Equity:
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 92,928,661 and 83,957,388 shares issued at September 30, 2011 and December 31, 2010, respectively	929	840
Additional paid-in capital	1,975,934	1,808,298
Cumulative earnings	1,257,944	1,260,944
Cumulative distributions	(1,848,863)	(1,808,700)
Noncontrolling interest	50,756	50,769
Treasury shares, at cost; 5,623,150 shares at September 30, 2011 and December 31, 2010	(150,163)	(150,163)
Accumulated other comprehensive loss	(15,165)	(2,231)
Total shareholders' equity	1,271,372	1,159,757
Total liabilities, noncontrolling interest and shareholders' equity	$3,233,901	$3,171,134

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Minimum rent	$79,073	$70,807	$229,782	$211,893
Tenant recoveries	2,888	2,410	8,081	7,795
Other property related revenue	13,177	11,737	38,531	34,225
Other non-property related revenue	1,967	2,614	5,950	8,912
Total revenue	97,105	87,568	282,344	262,825
Expenses:
Property operating expenses	28,740	26,925	79,520	75,970
Taxes, licenses and insurance	10,556	9,419	31,641	30,506
Property management expenses	2,395	2,323	6,998	6,008
General and administrative expenses	5,204	3,757	15,595	14,022
Management fees and other expenses	2,028	2,001	5,681	7,259
Investment and development expenses	458	9	1,437	42
Depreciation	31,147	29,359	92,895	87,563
Amortization	2,232	2,297	6,519	6,688
Impairment and other losses	100	131	2,344	914
Total operating expenses	82,860	76,221	242,630	228,972
Income from operations	14,245	11,347	39,714	33,853
Other income (expense):
Interest expense	(22,309)	(20,854)	(63,582)	(61,957)
Debt cost amortization	(1,218)	(1,149)	(3,516)	(3,452)
Gain on retirement of debt	—	—	—	1,044
Interest income	418	444	1,224	1,162
Loss from partially-owned investments	(618)	(687)	(1,091)	(23)
Loss on hedging activities	—	—	—	(289)
Gain (loss) from sales of property, net of income taxes of $ - (3Q11) and $24 (3Q10)
and $ - (YTD11) and $117 (YTD10)	69	(287)	13	(947)
Income taxes and other	(221)	(196)	(740)	(883)
Total other income (expense)	(23,879)	(22,729)	(67,692)	(65,345)
Loss from continuing operations	(9,634)	(11,382)	(27,978)	(31,492)
Income from discontinued operations	402	250	947	1,031
Gain (loss) on disposal of discontinued operations	23,681	(347)	23,681	(396)
Income (loss) from discontinued operations	24,083	(97)	24,628	635
Net income (loss)	14,449	(11,479)	(3,350)	(30,857)
Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	810	1,639	2,449	4,537
Noncontrolling interest in CRLP — preferred unitholders	(906)	(1,813)	(2,719)	(5,438)
Noncontrolling interest of limited partners	(4)	(1)	(47)	110
Discontinued Operations
Noncontrolling interest in CRLP from discontinued operations	(1,850)	8	(1,962)	(62)
Noncontrolling interest of limited partners	—	—	—	(5)
Income attributable to noncontrolling interest	(1,950)	(167)	(2,279)	(858)
Net income (loss) attributable to parent company	12,499	(11,646)	(5,629)	(31,715)
Dividends to preferred shareholders	—	(1,582)	—	(5,649)
Preferred share issuance costs write-off, net of discount	—	(3,550)	—	(3,550)
Net income (loss) available to common shareholders	$12,499	$(16,778)	$(5,629)	$(40,914)
Net income (loss) per common share — basic:
Continuing operations	$(0.11)	$(0.23)	$(0.34)	$(0.60)
Discontinued operations	0.25	—	0.27	0.01
Net income (loss) per common share — basic	$0.14	$(0.23)	$(0.07)	$(0.59)
Net income (loss) per common share — diluted:
Continuing operations	$(0.11)	$(0.23)	$(0.34)	$(0.60)
Discontinued operations	0.25	—	0.27	0.01
Net income (loss) per common share — diluted	$0.14	$(0.23)	$(0.07)	$(0.59)
Weighted average common shares outstanding:
Basic	86,573	74,411	83,250	70,157
Diluted	86,573	74,411	83,250	70,157
Net income (loss)	$14,449	$(11,479)	$(3,350)	$(30,857)
Other comprehensive loss:
Changes in fair value of qualifying hedges	(16,249)	—	(15,712)	—
Adjust for amounts included in net (income) loss	1,365	102	1,573	606
Comprehensive loss	$(435)	$(11,377)	$(17,489)	$(30,251)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,350)	$(30,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,861	98,173
Loss from partially-owned entities	1,091	23
(Gain) loss on sale of property	(23,694)	1,226
Impairment and other losses	2,344	914
Gain on retirement of debt	—	(1,044)
Distributions of income from partially-owned entities	3,084	4,707
Share-based compensation expense	4,476	3,357
Other, net	1,206	1,335
Change in:
Restricted cash	2,499	(1,375)
Accounts receivable	(7,076)	18,269
Prepaid expenses	(5,478)	(3,421)
Other assets	2,254	(531)
Accounts payable	8,598	4,330
Accrued interest	4,315	4,513
Accrued expenses and other	12,960	(1,830)
Net cash provided by operating activities	106,090	97,789
Cash flows from investing activities:
Acquisition of properties	(189,932)	(4,512)
Development expenditures	(26,029)	(25,870)
Capital expenditures, tenant improvements and leasing commissions	(16,156)	(28,365)
Proceeds from sale of property, net of selling costs	119,740	6,593
Restricted cash	(15,281)	—
Issuance of notes receivable	(17,941)	(28,228)
Repayments of notes receivable	1,220	5,548
Distributions from partially-owned entities	—	768
Capital contributions to partially-owned entities	(189)	(5,376)
Net cash used in investing activities	(144,568)	(79,442)
Cash flows from financing activities:
Proceeds from additional borrowings	250,000	73,200
Proceeds from dividend reinvestment plan and exercise of stock options	3,382	1,044
Proceeds from common share issuance, net of expenses	163,421	147,731
Principal reductions of debt	(58,321)	(81,193)
Payment of debt issuance costs	(2,779)	(1,346)
Proceeds from borrowings on revolving credit lines	1,306,000	635,000
Payments on revolving credit lines and overdrafts	(1,581,049)	(643,868)
Dividends paid to common and preferred shareholders	(40,163)	(42,302)
Redemption of Preferred Series D shares	—	(100,118)
Distributions to noncontrolling partners in CRLP	(3,270)	(3,446)
Net cash provided by (used in) financing activities	37,221	(15,298)
(Decrease) increase in cash and cash equivalents	(1,257)	3,049
Cash and cash equivalents, beginning of period	4,954	4,590
Cash and cash equivalents, end of period	$3,697	$7,639

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$60,606	$59,488
Cash received during the period for income taxes	$(729)	$(17,368)

Supplemental disclosure of non-cash transactions:
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$17,615	$—
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase Trails	$—	$1,637

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share data)

Nine months ended September 30, 2011 and 2010	Preferred Shares	Common Shares	Additional Paid-In Capital	Cumulative Earnings	Cumulative Distributions	Noncontrolling Interest	Preferred Units	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Common Units
Balance, December 31, 2009	$4	$720	$1,760,362	$1,296,188	$(1,753,015)	985	$100,000	$(150,163)	$(2,957)	$1,252,124	$133,537
Net income (loss)				(26,277)		(105)				(26,382)	$(4,475)
Reclassification adjustment for amounts included in net income (loss)									606	606
Distributions on common shares ($0.45 per share)					(31,215)					(31,215)	(3,446)
Distributions on preferred shares					(5,649)					(5,649)
Distributions on preferred units of CRLP					(5,438)					(5,438)
Issuance of restricted common shares of beneficial interest		4	204							208
Amortization of stock based compensation			3,357							3,357
Redemption of Series D preferred shares of beneficial interest	(4)		(96,564)	(3,550)						(100,118)
Cancellation of vested restricted shares to pay taxes		—	(202)							(202)
Issuance of common shares from options exercised		—	35							35
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		1	1,209							1,210
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		9	13,749							13,758	(13,758)
Equity Offering Programs, net of cost		99	147,632							147,731
Change in interest of limited partners						(100)				(100)
Change in redemption value of common units			(24,925)							(24,925)	24,925
Balance, September 30, 2010	$—	$833	$1,804,857	$1,266,361	$(1,795,317)	$780	$100,000	$(150,163)	$(2,351)	$1,225,000	$136,783

Balance, December 31, 2010	$—	$840	$1,808,298	$1,260,944	$(1,808,700)	$769	$50,000	$(150,163)	$(2,231)	$1,159,757	$145,539
Net income (loss)				(3,000)		47				(2,953)	$(397)
Reclassification adjustment for amounts included in net income (loss)									1,573	1,573
Changes in fair value of qualifying hedges									(14,507)	(14,507)	(1,205)
Distributions on common shares ($0.45 per share)					(37,444)					(37,444)	(3,270)
Distributions on preferred units of CRLP					(2,719)					(2,719)
Issuance of restricted common shares of beneficial interest		3	395							398
Amortization of stock based compensation			4,476							4,476
Cancellation of vested restricted shares to pay taxes		(2)	(1,661)							(1,663)
Issuance of common shares from options exercised		1	748							749
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		2	4,291							4,293
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		1	940							941	(941)
Equity Offering Programs, net of cost		84	163,337							163,421
Change in interest of limited partners						(60)				(60)
Change in redemption value of common units			(4,890)							(4,890)	4,890
Balance, September 30, 2011	$—	$929	$1,975,934	$1,257,944	$(1,848,863)	$756	$50,000	$(150,163)	$(15,165)	$1,271,372	$144,616

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(unaudited)	(audited)
	September 30, 2011	December 31, 2010
ASSETS
Land, buildings & equipment	$3,423,667	$3,331,093
Undeveloped land and construction in progress	290,401	261,955
Less: Accumulated depreciation	(703,217)	(640,967)
Real estate assets held for sale, net	12,073	16,861
Net real estate assets	3,022,924	2,968,942
Cash and cash equivalents	3,697	4,954
Restricted cash	22,076	9,294
Accounts receivable, net	26,210	20,734
Notes receivable	43,923	44,538
Prepaid expenses	21,519	23,225
Deferred debt and lease costs	23,035	23,035
Investment in partially-owned entities	19,253	22,828
Other assets	51,078	52,965
Total assets	$3,233,715	$3,170,515
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,576,191	$1,384,209
Unsecured credit facility	105,529	377,362
Total debt	1,681,720	1,761,571
Accounts payable	39,114	38,296
Accrued interest	16,317	12,002
Accrued expenses	28,550	15,267
Investment in partially-owned entities	26,981	23,809
Other liabilities	20,865	8,683
Total liabilities	1,813,547	1,859,628
Redeemable units, at redemption value - 7,249,208 and 7,299,530 units outstanding at September 30, 2011 and December 31, 2010, respectively	144,616	145,539
General partner —
Common equity - 87,305,511 and 78,334,238 units outstanding at September 30, 2011 and December 31, 2010, respectively	1,241,237	1,118,086
Limited partners’ preferred equity ($50,000 liquidation preference)	48,724	48,724
Limited partners’ noncontrolling interest in consolidated partnership	756	769
Accumulated other comprehensive loss	(15,165)	(2,231)
Total equity	1,275,552	1,165,348
Total liabilities and equity	$3,233,715	$3,170,515

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011		2010	2011	2010
Revenue:
Minimum rent	$79,073		$70,807	$229,782	$211,893
Tenant recoveries	2,888		2,410	8,081	7,795
Other property related revenue	13,177		11,737	38,531	34,225
Other non-property related revenue	1,967		2,614	5,950	8,912
Total revenue	97,105		87,568	282,344	262,825
Expenses:
Property operating expenses	28,740		26,925	79,520	75,970
Taxes, licenses and insurance	10,556		9,419	31,641	30,506
Property management expenses	2,395		2,323	6,998	6,008
General and administrative expenses	5,204		3,757	15,595	14,022
Management fees and other expenses	2,028		2,001	5,681	7,259
Investment and development expenses	458	—	9	1,437	42
Depreciation	31,147		29,359	92,895	87,563
Amortization	2,232		2,297	6,519	6,688
Impairment and other losses	100		131	2,344	914
Total operating expenses	82,860		76,221	242,630	228,972
Income from operations	14,245		11,347	39,714	33,853
Other income (expense):
Interest expense	(22,309)		(20,854)	(63,582)	(61,957)
Debt cost amortization	(1,218)		(1,149)	(3,516)	(3,452)
Gains on retirement of debt	—		—	—	1,044
Interest income	418		444	1,224	1,162
Loss from partially-owned investments	(618)		(687)	(1,091)	(23)
Loss on hedging activities	—		—	—	(289)
Gain (loss) from sales of property, net of income taxes of $ - (Q311) and $24 (Q310)
and $ - (YTD11) and $117 (YTD10)	69		(287)	13	(947)
Income taxes and other	(221)		(196)	(740)	(883)
Total other income (expense)	(23,879)		(22,729)	(67,692)	(65,345)
Loss from continuing operations	(9,634)		(11,382)	(27,978)	(31,492)
Income from discontinued operations	402		250	947	1,031
Gain (loss) on disposal of discontinued operations	23,681		(347)	23,681	(396)
Income (loss) from discontinued operations	24,083		(97)	24,628	635
Net income (loss)	14,449		(11,479)	(3,350)	(30,857)
Noncontrolling interest of limited partners — continuing operations	(4)		(1)	(47)	110
Noncontrolling interest of limited partners — discontinued operations	—		—	—	(5)
(Income) loss attributable to noncontrolling interest	(4)		(1)	(47)	105
Net income (loss) attributable to CRLP	14,445		(11,480)	(3,397)	(30,752)
Distributions to limited partner preferred unitholders	(906)		(1,813)	(2,719)	(5,438)
Distributions to general partner preferred unitholders	—		(1,582)	—	(5,649)
Preferred unit issuance costs write-off, net of discount	—		(3,550)	—	(3,550)
Net income (loss) available to common unitholders	$13,539		$(18,425)	$(6,116)	$(45,389)
Net loss available to common unitholders allocated to limited partners — continuing operations	810		1,639	2,449	4,537
Net (income) loss available to common unitholders allocated to limited partners — discontinued operations	(1,850)		8	(1,962)	(62)
Net income (loss) available to common unitholders allocated to general partner	$12,499		$(16,778)	$(5,629)	$(40,914)
Net income (loss) per common unit — basic:
Continuing operations	$(0.11)		$(0.23)	$(0.34)	$(0.60)
Discontinued operations	0.25		—	0.27	0.01
Net income (loss) per common unit — basic	$0.14		$(0.23)	$(0.07)	$(0.59)
Net income (loss) per common unit — diluted:
Continuing operations	$(0.11)		$(0.23)	$(0.34)	$(0.60)
Discontinued operations	0.25		—	0.27	0.01
Net income (loss) per common unit — diluted	$0.14		$(0.23)	$(0.07)	$(0.59)
Weighted average common units outstanding:
Basic	93,826		81,782	90,515	77,879
Diluted	93,826		81,782	90,515	77,879
Net income (loss) attributable to CRLP	$14,445		$(11,480)	$(3,397)	$(30,752)
Other comprehensive loss:
Changes in fair value of qualifying hedges	(16,249)		—	(15,712)	—
Adjust for amounts included in net (income) loss	1,365		102	1,573	606
Comprehensive loss	$(439)		$(11,378)	$(17,536)	$(30,146)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,350)	$(30,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,861	98,173
Loss from partially-owned entities	1,091	23
(Gain) loss on sale of property	(23,694)	1,226
Impairment and other losses	2,344	914
Gain on retirement of debt	—	(1,044)
Distributions of income from partially-owned entities	3,084	4,707
Share-based compensation expense	4,476	3,357
Other, net	1,206	1,335
Change in:
Restricted cash	2,499	(1,375)
Accounts receivable	(7,076)	18,269
Prepaid expenses	(5,478)	(3,421)
Other assets	2,254	(531)
Accounts payable	8,598	4,330
Accrued interest	4,315	4,513
Accrued expenses and other	12,960	(1,830)
Net cash provided by operating activities	106,090	97,789
Cash flows from investing activities:
Acquisition of properties	(189,932)	(4,512)
Development expenditures	(26,029)	(25,870)
Capital expenditures, tenant improvements and leasing commissions	(16,156)	(28,365)
Proceeds from sales of property, net of selling costs	119,740	6,593
Restricted cash	(15,281)	—
Issuance of notes receivable	(17,941)	(28,228)
Repayments of notes receivable	1,220	5,548
Distributions from partially-owned entities	—	768
Capital contributions to partially-owned entities	(189)	(5,376)
Net cash used in investing activities	(144,568)	(79,442)
Cash flows from financing activities:
Proceeds from additional borrowings	250,000	73,200
Proceeds from dividend reinvestment plan and exercise of stock options	3,382	1,044
Proceeds from issuance of common units	163,421	147,731
Principal reductions of debt	(58,321)	(81,193)
Payment of debt issuance costs	(2,779)	(1,346)
Proceeds from borrowings on revolving credit lines	1,306,000	635,000
Payments on revolving credit lines and overdrafts	(1,581,049)	(643,868)
Dividends paid to common and preferred shareholders	(40,163)	(42,302)
Redemption of Preferred Series D shares	—	(100,118)
Distributions to noncontrolling partners in CRLP	(3,270)	(3,446)
Net cash provided by (used in) financing activities	37,221	(15,298)
(Decrease) increase in cash and cash equivalents	(1,257)	3,049
Cash and cash equivalents, beginning of period	4,954	4,590
Cash and cash equivalents, end of period	$3,697	$7,639

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$60,606	$59,488
Cash received during the period for income taxes	$(729)	$(17,368)

Supplemental disclosure of non-cash transactions:
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$17,615	$—
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase Trails	$—	$1,637

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
($ in thousands)

	General Partner		Limited Partners’ Preferred Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total	Redeemable Common Units
For the nine months ended September 30, 2011 and 2010	Common Equity	Preferred Equity
Balance, December 31, 2009	$1,066,390	$96,550	$97,406	$985	$(2,957)	$1,258,374	$133,537
Net income (loss)	(37,364)	5,649	5,438	(105)		(26,382)	(4,475)
Reclassification adjustment for amounts included in net income (loss)					606	606
Distributions to common unitholders	(31,215)					(31,215)	(3,446)
Distributions to preferred unitholders		(5,649)	(5,438)			(11,087)
Change in interest of limited partners				(100)		(100)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	151,994					151,994
Redemption of preferred units	(3,550)	(96,568)				(100,118)
Redemption of partnership units for shares	13,749					13,749	(13,758)
Change in redeemable noncontrolling interest	(24,925)					(24,925)	24,925
Other		18				18
Balance, September 30, 2010	$1,135,079	$—	$97,406	$780	$(2,351)	$1,230,914	$136,783

Balance, December 31, 2010	$1,118,086	$—	$48,724	$769	$(2,231)	$1,165,348	$145,539
Net income (loss)	(5,719)	—	2,719	47		(2,953)	(397)
Reclassification adjustment for amounts included in net income (loss)					1,573	1,573
Changes in fair value of qualifying hedges					(14,507)	(14,507)	(1,205)
Distributions to common unitholders	(37,444)					(37,444)	(3,270)
Distributions to preferred unitholders		—	(2,719)			(2,719)
Change in interest of limited partners				(60)		(60)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	170,263					170,263
Redemption of partnership units for shares	941					941	(941)
Change in redeemable noncontrolling interest	(4,890)					(4,890)	4,890
Balance, September 30, 2011	$1,241,237	—	$48,724	$756	$(15,165)	$1,275,552	$144,616

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST AND COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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

Note 1 — Organization and Business
As used herein, "Colonial" or the "Trust" means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The term "the Company" refers to the Trust and CRLP, collectively. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is the sole general partner of, and, as of September 30, 2011, owned a 92.3% limited partner interest in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT, and the Trust's only material asset is its ownership of limited partnership interests in CRLP. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 156 properties, consisting of multifamily and commercial properties located in 11 states (Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia).
As of September 30, 2011, the Company owned or maintained a partial ownership in:

						Total
	Consolidated	Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/Sq.
	Properties	Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	108	32,647	3	1,016	111	33,663
Commercial properties	10	2,570,000	35	8,103,000	45	10,673,000
______________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes spaced owned by anchor tenants.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The notes included in this Form 10-Q apply to both the Trust and CRLP, unless specifically noted otherwise. Specifically Note 5 - "Net Income (Loss) Per Share of the Trust", Note 7 - "Equity of the Trust" and Note 9 - "Redeemable Noncontrolling Interests of the Trust" pertain only to the Trust. Note 6 - "Net Loss Per Unit of CRLP", Note 8 - "Capital Structure of CRLP" and Note 10 - "Redeemable Partnership Units of CRLP" pertain only to CRLP.
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements of the Trust and CRLP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Consolidated Condensed Balance Sheets at December 31, 2010 of the Trust and CRLP have been derived from the respective audited financial statements at that date, but do not include all of the information and footnotes required by GAAP for complete financial statements.
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
The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes and effective income tax rate was zero for each of the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, the Company did not have a deferred tax asset after the effect of the valuation allowance.
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
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent. As of September 30, 2011, the Company did not have any impaired notes receivable.
As of September 30, 2011, the Company had notes receivable of $43.9 million consisting primarily of:

•
$25.3 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. The note, which is secured by the property, has an annual interest rate of one-month LIBOR plus 1.20% and matures in December 2011.

•	$16.6 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.
The Company had accrued interest related to its outstanding notes receivable of $0.4 million and $0.5 million as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company did not have a reserve recorded against its outstanding notes receivable. As of December 31, 2010, the Company had a $0.3 million reserve recorded against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at September 30, 2011 and December 31, 2010 was approximately 4.5% and 4.7%, respectively. Interest income is recognized on an accrual basis.
Fair Value Measures
The Company applies the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurements and Disclosures”, in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 3 - "Real Estate Activity") and to its disclosure of the fair value of financial instruments, principally indebtedness (see Note 13 - "Financing Activities") and notes receivable. The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at September 30, 2011. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.
At September 30, 2011, the estimated fair value of fixed rate debt was approximately $1.62 billion (carrying value of $1.56 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $118.4 million.
The estimated fair value of the Company’s notes receivable at September 30, 2011 and December 31, 2010 was consistent with the carrying value of approximately $43.9 million and $44.5 million, respectively, based on market rates and similar financing arrangements.
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
Pronouncements Not Yet Effective
In June 2011, the FASB issued ASU 2011-05, an update to ASC 220, Comprehensive Income. ASU 2011-05 was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments. The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 will become effective for the fiscal years beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 will not have a material impact on the Company's consolidated condensed financial statements.

Note 3 — Real Estate Activity
Acquisition Activity
During the nine months ended September 30, 2011, the Company acquired the following seven multifamily apartment communities:

			Effective
Acquisitions	Location	Units	Acquisition Date	Purchase Price
				($ in millions)
Multifamily Properties
Colonial Grand at Wells Branch	Austin, TX	336	February 24, 2011	$28.4
Colonial Grand at Cornelius	Charlotte, NC	236	February 28, 2011	23.6
Colonial Grand at Palm Vista	Las Vegas, NV	341	March 14, 2011	40.9
Colonial Grand at Traditions (1)	Gulf Shores, AL	324	June 17, 2011	17.6
Colonial Village at Beaver Creek	Raleigh, NC	316	August 2, 2011	26.4
Colonial Reserve at Medical District	Dallas, TX	278	September 1, 2011	33.0
Colonial Grand at Commerce Park	Charleston, SC	312	September 20, 2011	30.9
Total		2,143		$200.8
________________________

(1)
On June 17, 2011, the Company acquired the outstanding mortgage loan secured by this property for $21.1 million. As a result of the purchase, the Company's obligation under its $3.5 million original partial loan repayment guarantee related to the mortgage loan, which had been reserved for by the Company in the third quarter of 2009, was eliminated. At the time the loan was purchased, the property continued to be owned by a joint venture in which the Company has a 35% interest. Because the loan was in default at the time of the Company's acquisition, the Company determined it had the power, pursuant to the default provisions of the loan agreement, to direct the significant business activities of the joint venture and began consolidating the joint venture in its financial statements. The Company then acquired the property through foreclosure on August 1, 2011. For additional information regarding the status of ongoing litigation between the Company and its joint venture partner involving this property, see Note 16 - "Legal Proceedings".

The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since each date of acquisition or, in the case of Colonial Grand at Traditions, since the date of consolidation. These transactions were funded by proceeds received from shares issued under the Trust's "at-the-market" continuous equity offering programs, proceeds received from asset dispositions, as discussed below, and from borrowings on the Company's unsecured credit facility.
The following unaudited pro forma financial information for the three and nine months ended September 30, 2011 and 2010, gives effect to the above operating property acquisitions, including the consolidation of Colonial Grand at Traditions, as if they had occurred at the beginning of the periods presented. The information for the three and nine months ended September 30, 2011, includes pro forma results for the portion of the period prior to the acquisition/consolidation date and actual results from the date of acquisition/consolidation through the end of the period. The information for the three and nine months ended September 30, 2010, also includes pro forma results for two acquisitions completed in 2010 (Colonial Grand at Riverchase in June 2010 and Colonial Grand at Brier Creek in October 2010). The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Total revenue	$98,654	$90,675	$291,076	$277,331
Net income (loss) available to common shareholders	$12,815	$(16,443)	$(4,615)	$(39,933)
Net income (loss) per common share — dilutive	$0.15	$(0.22)	$(0.06)	$(0.57)

Disposition Activity
During the third quarter 2011, the Company sold the following six wholly-owned multifamily apartment communities:

			Effective
Dispositions	Location	Units	Disposal Date	Sales Price
				($ in millions)
Multifamily Properties
Brookfield	Dallas/Ft. Worth, TX	232	September 27, 2011	$9.5
Colonial Grand at McGinnis Ferry	Atlanta, GA	434	September 27, 2011	39.0
Colonial Grand at Sugarloaf	Atlanta, GA	250	September 27, 2011	22.5
Colonial Village at Meadow Creek	Charlotte, NC	250	September 27, 2011	13.6
Paces Cove	Dallas/Ft. Worth, TX	328	September 27, 2011	12.5
Summer Tree	Dallas/Ft. Worth, TX	232	September 27, 2011	8.7
Total		1,726		$105.8

In addition, on September 23, 2011, the Company sold Brookwood Village Center, an 88,000 square-foot commercial site located in Birmingham, Alabama, that has been inactive pending redevelopment plans. The proceeds of $8.0 million were used to pay down a portion of the outstanding borrowings under the Company's unsecured credit facility.
The Company had no operating property dispositions during the three or nine months ended September 30, 2010.
In some cases, the Company uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Of the proceeds received from the sale of assets described above, $15.3 million was received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements.

Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations of the Trust and CRLP as “Discontinued Operations” for all periods presented. Below is a summary of the operations of the properties classified as discontinued operations during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Property revenues:
Minimum rent	$2,950	$2,947	$8,954	$8,949
Tenant recoveries	—	6	3	3
Other revenue	667	618	1,850	1,791
Total revenues	3,617	3,571	10,807	10,743

Property expenses:
Property operating and administrative expense	2,071	1,751	5,604	5,081
Depreciation and amortization	768	1,194	3,143	3,517
Total operating expense	2,839	2,945	8,747	8,598

Interest income (expense), net	(369)	(369)	(1,093)	(1,094)
Debt cost amortization	(7)	(7)	(20)	(20)
Income from discontinued operations before net gain on
disposition of discontinued operations	402	250	947	1,031
Net gain (loss) on disposition of discontinued operations, net of
income taxes	23,681	(347)	23,681	(396)
Noncontrolling interest in CRLP from discontinued operations	(1,850)	8	(1,962)	(62)
Noncontrolling interest to limited partners	—	—	—	(5)
Income (loss) from discontinued operations attributable to
parent company	$22,233	$(89)	$22,666	$568
Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of September 30, 2011, the Company had classified two for-sale developments as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheets of the Trust and CRLP at $12.1 million as of September 30, 2011, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these properties as of September 30, 2011. As of September 30, 2011, there were no operating properties classified as held for sale.
For-Sale Activities
During the three and nine months ended September 30, 2011, the Company sold three and eight for-sale residential units, respectively, for total sales proceeds of $1.3 million and $3.2 million, respectively. During the three and nine months ended September 30, 2010, the Company sold 15 and 24 for-sale residential units, respectively, for total sales proceeds of $4.8 million and $7.4 million, respectively. These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the Company’s unsecured credit facility.
As of September 30, 2011, the Company had 16 for-sale residential units and 40 lots remaining. These units/lots, valued at $12.1 million in the aggregate, are reflected in "Real estate assets held for sale, net" on the Consolidated Condensed Balance Sheets of the Trust and CRLP at September 30, 2011.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Impairment and Other Losses
During the nine months ended September 30, 2011, the Company recorded a $1.5 million charge for a loss contingency related to certain litigation, $0.6 million in casualty losses and $0.2 million in non-cash impairment charges. The casualty losses related to fire damage at three of the Company's multifamily apartment communities and tornado damage at one multifamily apartment community. Of the impairment charges, $0.1 million related to sales of various for-sale residential units and $0.1 million related to the sale of land outparcels. During the nine months ended September 30, 2010, the Company recorded $0.1 million in non-cash impairment charges resulting from additional costs related to the sale of remaining units at one of the Company's for-sale residential projects and $0.8 million in casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at one community was a result of carport structural damage caused by inclement weather. These charges are included in “Impairment and other losses” in the Consolidated Condensed Statements of Operations of the Trust and CRLP for the nine months ended September 30, 2011 and 2010.
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

Note 4 — Undeveloped Land and Construction in Progress
The Company currently has four active development projects, as outlined in the table below. In addition, the Company owns approximately $243.7 million of undeveloped land parcels that are held for future developments. Although the Company currently anticipates developing certain of these projects in the future, there can be no assurance that the Company will pursue any of these particular future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Double Creek	Austin, TX	296	$7,176
Colonial Grand at Hampton Preserve	Tampa, FL	486	31,408
Colonial Grand at Lake Mary (Phase I)	Orlando, FL	232	$6,645
		1,014	$45,229
Commercial:
Colonial Promenade Huntsville (Phase I) (2)	Huntsville, AL	—	$1,504

Total Active Developments			$46,733

Future Developments:
Multifamily:
Colonial Grand at Azure (3)	Las Vegas, NV	390	$10,367
Colonial Grand at Lake Mary (Phase II) (4)	Orlando, FL	108	3,174
Colonial Grand at Randal Park (5)	Orlando, FL	462	12,052
Colonial Grand at South End	Charlotte, NC	353	13,808
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
		1,752	$55,020
Commercial:
Colonial Promenade Huntsville (Phase II) (2)	Huntsville, AL	—	7,378
Colonial Promenade Nord du Lac (6)	Covington, LA	236,000	17,004
Randal Park (5)		—	16,173
		236,000	$40,555
Other Undeveloped Land:
Multifamily			$4,904
Commercial			46,459
Commercial Outparcels/Pads			26,815
For-Sale Residential Land (7)			69,915
			$148,093
Total Future Developments			$243,668
Consolidated Undeveloped Land and Construction in Progress			$290,401
_______________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
The Company is currently preparing site-work for this commercial development. The Company is still evaluating plans for this commercial project. Therefore, dollars attributable to this development are subject to change.

(3)
On May 18, 2011, the Company purchased approximately 20 acres adjacent to the existing multifamily site for approximately $2.5 million. The Company intends to combine the sites and develop 390 multifamily units as compared to the 188 apartment units previously planned.

(4)
On July 1, 2011, the Company purchased the remaining 50% interest in Laneboro at Heathrow, LLC. The Company intends on developing 108 multifamily units on this site, which lies adjacent to the Colonial Grand at Lake Mary multifamily site under active construction.

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

(7)	These costs are presented net of $24.6 million of non-cash impairment charges recorded on two of the projects in 2009, 2008 and 2007.
Interest capitalized on construction in progress during the three months ended September 30, 2011 and 2010 was $0.1 million and $0.3 million, respectively. Interest capitalized on construction in progress during the nine months ended September 30, 2011 and 2010 was $0.2 million and $1.0 million, respectively.

Note 5 — Net Income (Loss) Per Share of the Trust
For the three and nine months ended September 30, 2011 and 2010, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common share of the Trust is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to parent company	$12,499	$(11,646)	$(5,629)	$(31,715)
Less:
Preferred stock dividends	—	(1,582)	—	(5,649)
(Income) loss from discontinued operations	(22,233)	89	(22,666)	(568)
Income allocated to participating securities	(97)	(89)	(290)	(277)
Loss from continuing operations available to common shareholders	$(9,831)	$(13,228)	$(28,585)	$(38,209)
Denominator:
Denominator for basic net income per share — weighted average
common shares	86,573	74,411	83,250	70,157
Effect of dilutive securities	—	—	—	—
Denominator for diluted net income per share — adjusted weighted
average common shares	86,573	74,411	83,250	70,157
For the three months ended September 30, 2011 and 2010, the Trust reported a net loss from continuing operations, and as such, 252,139 and 82,584 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per share because including such shares would be anti-dilutive. For the three months ended September 30, 2011 and 2010, 994,118 and 1,160,917 outstanding share options, respectively, were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
For the nine months ended September 30, 2011 and 2010, the Trust reported a net loss from continuing operations, and as such, 222,560 and 20,969 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per share because including such shares would be anti-dilutive. For the nine months ended September 30, 2011 and 2010, 994,118 and 1,205,917, outstanding share options were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 6 — Net Loss Per Unit of CRLP
For the three and nine months ended September 30, 2011 and 2010, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common unit of CRLP is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Numerator:
Loss from continuing operations	$(9,634)	$(11,382)	$(27,978)	$(31,492)
Less:
Income allocated to participating securities	(97)	(89)	(290)	(277)
Noncontrolling interest of limited partners - continuing operations	(4)	(1)	(47)	110
Distributions to limited partner preferred unitholders	(906)	(1,813)	(2,719)	(5,438)
Distributions to general partner preferred unitholders	—	(1,582)	—	(5,649)
Loss from continuing operations available to common unitholders	$(10,641)	$(14,867)	$(31,034)	$(42,746)
Denominator:
Denominator for basic net income per unit — weighted average
common units	93,826	81,782	90,515	77,879
Effect of dilutive securities	—	—	—	—
Denominator for diluted net income per unit — adjusted weighted
average common units	93,826	81,782	90,515	77,879

For the three months ended September 30, 2011 and 2010, CRLP reported a net loss from continuing operations, and as such, 252,139 and 82,584 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the three months ended September 30, 2011 and 2010, 994,118 and 1,160,917 outstanding share options (and a corresponding number of units), respectively, were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.
For the nine months ended September 30, 2011 and 2010, CRLP reported a net loss from continuing operations, and as such, 222,560 and 20,969 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the nine months ended September 30, 2011 and 2010, 994,118 and 1,205,917 outstanding share options (and a corresponding number of units) were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

Note 7 — Equity of the Trust

The following table presents the changes in the issued common shares of beneficial interest of the Trust since December 31, 2010 (but excludes 7,249,208 and 7,299,530 units of CRLP at September 30, 2011 and December 31, 2010, respectively, each of which is redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Trust, one common share):

Issued at December 31, 2010 (1)	83,957,388
Common shares issued through dividend reinvestments	190,925
Restricted shares issued (cancelled), net	210,360
Shares offered under “at-the-market” equity offering programs	8,416,846
Redemption of CRLP units for common shares	50,322
Issuances under other employee and nonemployee share plans	102,820
Issued at September 30, 2011 (1)	92,928,661
___________________

(1)	Includes 5,623,150 treasury shares.
Equity Offerings
During the nine months ended September 30, 2011, the Trust completed the following offerings of its common shares under two separate continuous "at-the-market" equity offering programs, both of which were fully exhausted as of September 30, 2011:

(in thousands, except per share data)
	Issuance Authorized		Amount Authorized	Shares Issued	Weighted Avg Issuance Price Per Share	Net Proceeds (1)
1st Qtr	December 2010		$100,000	4,271,425	$19.13	$80,084

2nd Qtr	December 2010			517,100	$19.20	$9,729
	May 2011		$75,000	3,273,066	$20.68	$66,666
				3,790,166	$20.48	$76,395

3rd Qtr	May 2011			355,255	$20.60	$7,207

		2011 Total		8,416,846	$19.80	$163,686
___________________

(1)	Amounts are shown net of underwriting discounts, but exclude $0.3 million of one-time administrative expenses paid by the Company during the nine months ended September 30, 2011.
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

Redemption of Series D Preferred Depositary Shares
In September 2010, the Trust redeemed all of the outstanding 4,004,735 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the "Series D Preferred Shares"), which were originally issued in April 2003, for a redemption price of $25.00 per Series D Preferred Depositary Share, plus any accrued and unpaid dividends, for an aggregate redemption price per Series D Preferred Depositary Share of $25.2257, or $100.1 million in the aggregate.

Note 8 — Capital Structure of CRLP
Issuances of Common Units
Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. As described in Note 7 - "Equity of the Trust", during the nine months ended September 30, 2011, the Trust issued 8,416,846 common shares, generating net proceeds of approximately $163.7 million, at an average price of $19.80 per share, under its continuous "at-the-market" equity offering programs. Accordingly, CRLP issued 8,416,846 common units, at a weighted average issue price of $19.80 per unit, to the Trust during the nine months ended September 30, 2011.
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

Note 9 — Redeemable Noncontrolling Interests of the Trust
Redeemable noncontrolling interests – Common units, as presented on the Trust's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At September 30, 2011 and December 31, 2010, the value of these redeemable noncontrolling interests was $144.6 million and $145.5 million, respectively, based on the closing price of the Trust's common shares of $18.16 and $18.05, respectively, on those dates.
Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the three and nine months ended September 30, 2011, holders redeemed 9,863 and 50,322 units, respectively, in exchange for an equal number of the Trust's common shares.

Note 10 — Redeemable Partnership Units of CRLP
Redeemable units, as presented on CRLP's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At September 30, 2011 and December 31, 2010 , the value of the redeemable units was $144.6 million and $145.5 million, respectively, based on the closing price of the Trust's common shares of $18.16 and $18.05, respectively, on those dates.
Holders of common units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Trust's common shares, if and when the Board of Trustees of the Trust declares such a dividend. Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the three and nine months ended September 30, 2011, holders redeemed 9,863 and 50,322 units, respectively, in exchange for an equal number of the Trust's common shares.

Note 11 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.

Multifamily management is responsible for all aspects of the Company’s multifamily property operations, including the management and leasing services for 111 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which the Company does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company’s commercial property operations, including the management and leasing services for 45 commercial properties, as well as third-party management services for commercial properties in which the Company does not have an ownership interest and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before noncontrolling interest for the three and nine months ended September 30, 2011 and 2010, and total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of September 30, 2011 and December 31, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Revenues:
Segment Revenues:
Multifamily - Same Property (1)	$74,764	$70,869	$220,113	$211,540
Multifamily - Other (2)	11,640	6,710	30,433	18,950
Commercial	19,626	19,477	58,450	60,789
Total Segment Revenues	106,030	97,056	308,996	291,279
Partially-owned unconsolidated entities — Multifamily	(462)	(662)	(1,877)	(2,573)
Partially-owned unconsolidated entities — Commercial	(6,813)	(7,869)	(19,918)	(24,050)
Other non-property related revenues	1,967	2,614	5,950	8,912
Discontinued operations property revenues	(3,617)	(3,571)	(10,807)	(10,743)
Total Consolidated Revenues	$97,105	$87,568	$282,344	$262,825

NOI:
Segment NOI:
Multifamily - Same Property (1)	$43,215	$39,919	$129,258	$120,361
Multifamily - Other (2)	5,927	3,168	15,857	8,898
Commercial	13,020	12,832	39,593	41,156
Total Segment NOI	62,162	55,919	184,708	170,415
Partially-owned unconsolidated entities — Multifamily	(244)	(283)	(936)	(1,161)
Partially-owned unconsolidated entities — Commercial	(4,530)	(5,206)	(13,336)	(16,155)
Other non-property related revenues	1,967	2,614	5,950	8,912
Discontinued operations property NOI	(1,546)	(1,820)	(5,203)	(5,662)
Property management expenses	(2,395)	(2,323)	(6,998)	(6,008)
General and administrative expenses	(5,204)	(3,757)	(15,595)	(14,022)
Management fee and other expenses	(2,028)	(2,001)	(5,681)	(7,259)
Investment and development expenses (3)	(458)	(9)	(1,437)	(42)
Depreciation	(31,147)	(29,359)	(92,895)	(87,563)
Amortization	(2,232)	(2,297)	(6,519)	(6,688)
Impairment and other losses (4)	(100)	(131)	(2,344)	(914)
Income from operations	14,245	11,347	39,714	33,853
Total other income (expense), net (5)	(23,879)	(22,729)	(67,692)	(65,345)
Loss from continuing operations	$(9,634)	$(11,382)	$(27,978)	$(31,492)

Capitalized Expenditures
Multifamily	$6,492	$7,256	$15,711	$20,100
Commercial	16	197	493	1,118
Corporate	2	10	248	178
Total consolidated capitalized expenditures	$6,510	$7,463	$16,452	$21,396

			As of
			September 30,	December 31,
($ in thousands)			2011	2010
Assets
Segment Assets:
Multifamily			$2,558,709	$2,474,409
Commercial			534,461	562,103
Total Segment Assets			3,093,170	3,036,512
Unallocated corporate assets (6)			140,731	134,622
Colonial Properties Trust			$3,233,901	$3,171,134
Corporate assets specific to Colonial Properties Trust			(186)	(619)
Colonial Realty Limited Partnership			$3,233,715	$3,170,515
____________________
Footnotes on following page

(1)
The Company defines multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be restated during the year to account for disposition activity.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(4)	See Note 3 - "Real Estate Activity - Impairment and Other Losses" for a description of the charges.

(5)
For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 - "Real Estate Activity - For-Sale Activities".

(6)	Includes the Company's investment in partially-owned entities of $19.3 million and $22.8 million as of September 30, 2011 and December 31, 2010, respectively.

Note 12 — Investment in Partially-Owned Entities
The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary.
Consolidated Investments in Variable Interest Entities
Based on the Company's evaluation, as of September 30, 2011, the Company has one consolidated VIE — CMS/Colonial Canyon Creek - which the Company began consolidating in September 2009 as a result of a preferred equity contribution of $11.5 million made by the Company to the joint venture in connection with a construction loan refinancing. This joint venture is a variable interest entity and the Company's $11.5 million preferred equity contribution constituted a reconsideration event.
In assessing whether the Company was the primary beneficiary under FASB ASU 2009-17, the Company considered the significant economic activities of this variable interest entity to consist of:

(1)	the sale of the single apartment community owned by the partnership,

(2)	the financing arrangements with banks or other creditors,

(3)	the capital improvements or significant repairs, and

(4)	the pricing of apartment units for rent.
The Company concluded that it has the power to direct the activities of this joint venture and that the Company has the obligation to absorb losses and the right to receive benefits from this joint venture that could be significant to the joint venture. Therefore, the Company consolidates the CMS/Colonial Canyon Creek joint venture.
Investments in Unconsolidated Partially-Owned Entities
Investments in unconsolidated partially-owned entities at September 30, 2011 and December 31, 2010, consisted of the following:

	Percent	As of
($ in thousands)	Owned	September 30, 2011	December 31, 2010
Multifamily:
Belterra, Ft. Worth, TX	10.00%	$383	$444
CG at Huntcliff, Atlanta, GA	20.00%	1,438	1,471
CG at McKinney, Dallas, TX (1)	25.00%	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%	694	787
CG at Traditions, Gulf Shores, AL (2)	35.00%	—	—
Heathrow, Orlando, FL (1) (3)	50.00%	—	1,946
Regents Park (Phase II), Atlanta, GA (1)	40.00%	3,348	3,358
Total Multifamily		$7,584	$9,727
Commercial:
600 Building Partnership, Birmingham, AL	33.33%	318	203
Bluerock, Huntsville, AL (4)	10.00%	(6,051)	(5,349)
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%	(4)	27
Colonial Promenade Madison, Huntsville, AL	25.00%	2,061	2,118
Colonial Promenade Smyrna, Smyrna, TN	50.00%	2,218	2,193
DRA/CLP JV (5)	15.00%	(25,071)	(22,605)
Highway 150, LLC, Birmingham, AL	10.00%	48	51
Parkside Drive LLC I, Knoxville, TN	50.00%	302	1,456
Parkside Drive LLC II, Knoxville, TN	50.00%	6,708	7,021
Total Commercial		$(19,471)	$(14,885)
Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%	14	32
Total Other		$14	$32
Net investment in partially-owned entities (6)		$(11,873)	$(5,126)
___________________

(1)	These joint ventures consist of undeveloped land.

(2)
In September 2009, the Company determined that its noncontrolling interest was impaired and that this impairment was other than temporary. As a result, the Company wrote-off its investment in the joint venture. On June 17, 2011, the Company purchased the outstanding note from the lender and began consolidating this joint venture in its financial statements. On August 1, 2011, the Company acquired the property from the joint venture through foreclosure. See Note 3 - "Real Estate Activity - Acquisition Activity".

(3)
In July 2011, the Company acquired the remaining 50% interest in this joint venture for $1.3 million. See Note 4 - "Undeveloped Land and Construction in Progress" for information on the Company's plans for the future development of this land.

(4)
Equity investment includes the Company’s investment of approximately $0.8 million, offset by the excess basis difference on the transaction of approximately $6.9 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2011 and December 31, 2010.

(5)
As of September 30, 2011, this joint venture included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $9.6 million, offset by the excess basis difference resulting from the June 2007 joint venture transaction of approximately $30.6 million, which is being amortized over the life of the properties. Also included in the balances is the Trust's contingent obligations related to the 2007 joint venture transactions, which was $4.1 million as of September 30, 2011 and December 31, 2010. Because this $4.1 million contingent obligation is a direct liability of the Trust, it is not included in CRLP's Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2011 and December 31, 2010.

(6)
Includes the Trust's $4.1 million contingent obligation related to the DRA/CLP JV. CRLP's net investment in partially owned entities was $(7.7) million and $(1.0) million as of September 30, 2011 and December 31, 2010, respectively.

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the respective dates of the Company’s acquisitions is as follows:

	As of
($ in thousands)	September 30, 2011	December 31, 2010
Balance Sheet
Assets
Land, building & equipment, net	$1,203,476	$1,250,781
Construction in progress	13,845	19,624
Other assets	94,430	106,291
Total assets	$1,311,751	$1,376,696
Liabilities and Partners’ Equity
Notes payable (1)	$1,075,293	$1,110,908
Other liabilities	108,324	110,246
Partners’ equity	128,134	155,542
Total liabilities and partners’ equity	$1,311,751	$1,376,696

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Statement of Operations
Revenues	$41,859	$44,472	$123,774	$136,996
Operating expenses	(15,245)	(16,623)	(44,730)	(49,864)
Interest expense	(16,828)	(18,476)	(51,556)	(54,453)
Depreciation, amortization and other	(19,545)	(18,818)	(52,669)	(57,020)
Net loss (2)	$(9,759)	$(9,445)	$(25,181)	$(24,341)
___________________

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at September 30, 2011 and December 31, 2010, was $188.8 million and $201.3 million, respectively.

(2)
In addition to including the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Loss from partially-owned investments” of $(0.6) million and $(0.7) million for the three months ended September 30, 2011 and 2010, respectively, and $(1.1) million and $(23,000) for the nine months ended September 30, 2011 and 2010, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Note 13 — Financing Activities

Unsecured Revolving Credit Facility

As of September 30, 2011, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.

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

The Credit Facility and the cash management line, which primarily are used by the Company to finance property acquisitions and developments, had an outstanding balance at September 30, 2011 of $105.5 million, including $94.0 million outstanding on the Credit Facility and $11.5 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility (including the cash management line) was 1.29% and 1.31% as of September 30, 2011 and September 30, 2010, respectively.

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

Both the Credit Facility and Term Loan Agreement (as defined below) require that CRLP satisfy similar financial and operational covenants, including the following:

	As of
	September 30, 2011	Requirements:
Fixed Charge Ratio	2.0x	> 1.5x
Debt to Total Asset Value Ratio	49.4%	< 60.0%
Secured Debt to Total Asset Value Ratio	23.6%	< 40.0%
Unencumbered Leverage Ratio	48.3%	< 62.5%
Permitted Investments Ratio (1)	10.6%	< 35.0%
__________________________
(1) Under the Term Loan Agreement, the Permitted Investments Ratio must be less than 30.0%.

At September 30, 2011, the Company was in compliance with these covenants and does not anticipate any events of noncompliance with any of these ratios. However, there can be no assurance that the Company will be able to maintain compliance with these ratios and other debt covenants in the future.

The Company currently expects to refinance the Credit Facility or enter into a new credit facility prior to the June 2012 maturity date. However, there can be no assurance that the financial terms or covenants of any refinanced or new facility will be the same or as favorable as those under the existing credit facility.

Senior Unsecured Term Loan

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "Term Loan Agreement") with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. CRLP borrowed the full $250.0 million at closing. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 14 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points. The term loan matures on August 1, 2018 and may be prepaid, in whole or in part, at any time, subject to a prepayment premium of 2% for amounts prepaid on or prior to July 22, 2013 and 1% for amounts prepaid after July 22, 2013 but prior to July 23, 2014. There is no prepayment premium for amounts prepaid after July 22, 2014. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility.

The Term Loan Agreement contains various restrictive covenants, including with respect to liens, indebtedness, distributions, mergers and asset sales, and also limits the percentage of CRLP's total asset value that may be invested in unimproved land, mortgage receivables, unconsolidated joint ventures, residential units for sale and construction. As described above, the Term Loan Agreement requires that CRLP satisfy certain financial and operational covenants. The Term Loan Agreement includes certain events of default including, but not limited to, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, an event of default under any other indebtedness in the aggregate greater than or equal to $20.0 million, an event of default under the Credit Facility, and bankruptcy or other insolvency events. The occurrence of an event of default, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of CRLP under the Term Loan Agreement to be immediately due and payable.

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
Acquisition of Outstanding Mortgage Loan
During April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture, in which the Company has a 35% interest. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. On June 17, 2011, the Company purchased the outstanding mortgage loan from the lender for $21.1 million. As a result of the purchase, the Company's $3.5 million original partial loan guarantee was eliminated. However, the joint venture partner's guarantee remains in place. The construction loan, which had a balance of $35.5 million (including accrued interest) as of June 17, 2011, matured by its terms on April 15, 2010 and, as a result, was in default at the time of the Company's acquisition. On August 1, 2011, the Company acquired the joint venture's property through foreclosure. For additional information regarding ongoing litigation between the Company and its joint venture partner involving this property, see Note 16 - "Legal Proceedings".

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
On June 3, 2011, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $200.0 million, a fixed interest rate of 2.58%, and a maturity date of August 1, 2018. On July 12, 2011, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 2.47%, and a maturity date of August 1, 2018. In accordance with these agreements, the Company will pay the fixed rate and receive a variable rate based on one-month LIBOR. These interest rate swap agreements became effective on July 22, 2011 upon the execution of the Term Loan Agreement (see Note 13 - "Financing Activities").
At September 30, 2011, the Company had $15.2 million in “Accumulated other comprehensive loss” related to active or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $1.4 million and $0.1 million during the three months ended September 30, 2011 and 2010, respectively, and $1.6 million and $0.3 million during the nine months ended September 30, 2011 and 2010, respectively. The change in “Accumulated other comprehensive loss” in connection with the reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of the Company's senior note repurchase program was $0.3 million for the nine months ended September 30, 2010. The Company did not reclassify any amounts to “Loss on hedging activities” for the three months ended September 30, 2011 and 2010 or the nine months ended September 30, 2011.

The Company's fair value of its derivative financial instruments is $14.5 million and is presented in "Other liabilities" in the Company's Consolidated Condensed Balance Sheet as of September 30, 2011. Over the next twelve months, the Company expects to reclassify $5.8 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

Note 15 — Contingencies, Guarantees and Other Arrangements
Contingencies
As a result of transactions executed in 2007, the Company implemented a strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company's wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, the Company disposed of its interest in one of these joint ventures but continues to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, the Trust assumed certain contingent obligations, of which $4.2 million remains outstanding as of September 30, 2011. The liabilities are the direct obligation of the Trust and thus are not reflected in the balance sheets of CRLP.
As of September 30, 2011, the Company is self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
Guarantees and Other Arrangements
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At September 30, 2011, the total amount of debt of the joint venture, which matures on January 11, 2013, was approximately $15.5 million. At September 30, 2011, no liability was recorded for the guarantee.
In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for the Colonial Promenade Tannehill development, which had approximately $13.5 million outstanding at September 30, 2011. At September 30, 2011, no liability was recorded for these guarantees.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.

Note 16 — Legal Proceedings
Colonial Grand at Traditions Litigation
As previously disclosed, during April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of the construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture (the “Joint Venture”), in which the Company has a 35% interest. Construction at this site is complete and the project was placed into service during 2008. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee. The construction loan, which had a balance of $35.5 million as of June 17, 2011 (including accrued interest), matured by its terms on April 15, 2010. In October 2010, Regions Bank, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantee from each of the guarantors, including the Company, together with outstanding interest on the loan. On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace the Company as property manager and take control of the property's cash flow. Regions Bank subsequently transferred all of its interest in the construction loan to MLQ-ELD, L.L.C. (“MLQ”) and MLQ initiated foreclosure proceedings with respect to the property in January 2011 and was allowed to substitute itself in place of Regions Bank in the existing litigation. On June 17, 2011, the Company purchased the outstanding note from MLQ for $21.1 million. See Note 13 - “Financing Activities - Acquisition of Outstanding Mortgage Loan”. The Company has been substituted as the plaintiff in the action and the claims originally asserted by Regions against the Company on the guarantee were dismissed. On August 1, 2011, the Company acquired the joint venture's property through foreclosure.

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

•
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

Loss Contingencies
The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. As of September 30, 2011 and December 31, 2010, the Company's loss contingency was $5.3 million and $3.9 million in the aggregate, respectively.

Note 17 — Subsequent Events
Distributions
On October 26, 2011, a cash distribution was declared to shareholders of the Trust in the amount of $0.15 per common share and to partners of CRLP in the amount of $0.15 per common unit, totaling approximately $14.2 million. The distributions were declared to shareholders and partners of record as of November 7, 2011 and will be paid on November 14, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.3% limited partner interest as of September 30, 2011. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
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

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets, primarily through joint venture investments, and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 156 properties as of September 30, 2011, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of September 30, 2011, we owned or maintained a partial ownership in:

	Consolidated Properties	Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	108	32,647	3	1,016	111	33,663
Commercial properties	10	2,570,000	35	8,103,000	45	10,673,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.
In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of September 30, 2011, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 95.9% and 87.2% leased, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of September 30, 2011, held approximately 92.3% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
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
Executive Summary of Results of Operations
The following discussion of results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the Consolidated Condensed Statements of Operations of the Trust and CRLP and related notes thereto included in Item 1 of this Form 10-Q.
For the three months ended September 30, 2011, the Trust reported net income available to common shareholders of $12.5 million, compared with a net loss available to common shareholders of $16.8 million for the comparable prior year period. For the three months ended September 30, 2011, CRLP reported net income available to common unitholders of $13.5 million, compared with a net loss available to common unitholders of $18.4 million for the comparable prior year period.
The principal factors that influenced our results for the three months ended September 30, 2011 include:
•execution of our asset recycling strategy including the sale of six apartment communities for $105.8 million, resulting in a gain on sale of $20.7 million, and the acquisition of three apartment communities for $90.3 million;
• a 5.5% increase in multifamily same-property revenue, from $70.9 million for the three months ended September 30, 2010 to $74.8 million for the three months ended September 30, 2011, primarily as a result of improved rental rates while maintaining a high occupancy level. In addition, multifamily same-property expenses increased 1.9%, from $31.0 million for the three months ended September 30, 2010 to $31.5 million for the three months ended September 30, 2011. Overall, these changes resulted in an 8.3% increase in multifamily same-property net operating income when compared with the third quarter of 2010 (see Note 11 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”); and
•the disposition of one commercial site for $8.0 million, resulting in a gain on sale of $3.0 million.
For the nine months ended September 30, 2011, the Trust reported a net loss available to common shareholders of $5.6 million, compared with a net loss available to common shareholders of $40.9 million for the comparable prior year period. For the nine months ended September 30, 2011, CRLP reported a net loss available to common unitholders of $6.1 million, compared with a net loss available to common unitholders of $45.4 million for the comparable prior year period.
In addition to the acquisitions and dispositions described above, the principal factors that influenced our results for the nine months ended September 30, 2011 include:
•a 4.1% increase in multifamily same-property revenue, from $211.5 million for the nine months ended September 30, 2010 to $220.1 million for the nine months ended September 30, 2011, primarily as a result of improved rental rates while maintaining a high occupancy level. In addition, multifamily same-property expenses decreased 0.4%, from $91.2 million for the nine months ended September 30, 2010 to $90.9 million for the nine months ended September 30, 2011. Overall, these changes resulted in an 7.4% increase in multifamily same-property net operating income when compared with the same period in 2010 (see Note 11 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”); and
•the inclusion of the results of operations from the four Class A multifamily apartment communities acquired during the first half of 2011.

Results of Operations
Comparison of the Three Months Ended September 30, 2011 and 2010
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $95.1 million for the three months ended September 30, 2011, compared to $85.0 million for the same period in 2010. The components of property-related revenues for the three months ended September 30, 2011 and 2010 are:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2010 to 2011
Minimum rent	$79,073	83%	$70,807	83%	12%
Tenant recoveries	2,888	3%	2,410	3%	20%
Other property-related revenue	13,177	14%	11,737	14%	12%
Total property-related revenues	$95,138	100%	$84,954	100%	12%
The increase in total property-related revenues of $10.2 million for the three months ended September 30, 2011, as compared to the same period in 2010, was primarily attributable to increases in minimum rent resulting from properties acquired since September 30, 2010 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	September 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$74,764	$70,869	$3,895
Acquisitions:
Multifamily	5,844	815	5,029
Developments:
Commercial	716	200	516
Other (2)	13,814	13,070	744
	$95,138	$84,954	$10,184
 _____________________________

(1)
We define multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property-related revenues for our multifamily same-property communities increased $3.9 million, or 5.5%, for the three months ended September 30, 2011 compared to the same period in 2010, primarily due to improvements in rental rates while maintaining consistently high occupancy levels. As a result, average monthly rent per unit for our multifamily same-property communities increased to $749 per unit for the three months ended September 30, 2011 compared to $712 per unit for the same period in 2010.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $2.0 million for the three months ended September 30, 2011, compared to $2.6 million for the same period in 2010. The $0.6 million decrease is attributable to the loss, since September 30, 2010, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses
Total property-related expenses were $39.3 million for the three months ended September 30, 2011, compared to $36.3 million for the same period in 2010. The components of property-related expenses for the three months ended September 30, 2011 and 2010 are:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2010 to 2011
Property operating expenses	$28,740	73%	$26,925	74%	7%
Taxes, licenses and insurance	10,556	27%	9,419	26%	12%
Total property-related expenses	$39,296	100%	$36,344	100%	8%
The increase in total property-related expenses of $3.0 million for the three months ended September 30, 2011, as compared to the same period in 2010, was primarily attributable to properties acquired since September 30, 2010. The following table illustrates the change in total property-related expenses by property type, with two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	September 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$31,549	$30,950	$599
Acquisitions:
Multifamily	2,367	385	1,982
Developments:
Multifamily	101	—	101
Commercial	207	125	82
Other (2)	5,072	4,884	188
	$39,296	$36,344	$2,952
 _____________________________

(1)
We define multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
General and administrative expenses
General and administrative expenses were $5.2 million for the three months ended September 30, 2011, compared to $3.8 million for the same period in 2010. The $1.4 million increase in expenses is primarily attributable to a $2.2 million reduction in self-insurance accruals in 2010, partially offset by an increase of $1.5 million in the accrual for legal contingencies in 2010. The remaining increase in expenses is a result of higher incentive compensation in 2011.
Depreciation

Depreciation expense was $31.1 million for the three months ended September 30, 2011, compared to $29.4 million for the same period in 2010. The increase in depreciation expense of $1.8 million was attributable to properties acquired since September 30, 2010, as follows:

	Three Months Ended		Change
	September 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$23,039	$23,234	$(195)
Acquisitions:
Multifamily	2,168	247	1,921
Developments:
Commercial	286	78	208
Other (2)	5,654	5,800	(146)
	$31,147	$29,359	$1,788
_____________________________

(1)	We define multifamily same-property communities as properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities.

Interest expense
Interest expense was $22.3 million for the three months ended September 30, 2011, compared to $20.9 million for the same period in 2010. The $1.4 million increase in expense is primarily the result of the interest rate on the $250.0 million senior unsecured term loan that was entered into in July 2011.
Gain (loss) on sale of property
Gain (loss) on sale of property, net of income taxes, for the three months ended September 30, 2010 was a gain of $69,000 compared to a loss of $0.3 million for the same period in 2010. The loss in 2010 was the result of mitigation of structural settlement and infrastructure costs related to two commercial assets. Both of these assets were sold by CPSI in previous years, and therefore are expensed as additional development costs in "Gain (loss) on sale of property" in the Consolidated Condensed Statements of Operations of the Trust and CRLP.
Gain (loss) on disposal of discontinued operations
Gain (loss) on disposal of discontinued operations was $23.7 million for the three months ended September 30, 2011 as a result of the disposition of six multifamily apartment communities and one commercial site, compared to a $0.3 million loss for the same period in 2010.
Dividends to preferred shareholders
In September 2010, the Trust redeemed all of the outstanding Series D Preferred Depositary Shares (and CRLP repurchased all of the Series D Preferred Units); therefore, there were no dividends to preferred shareholders for the three months ended September 30, 2011, compared to $1.6 million for the three months ended September 30, 2010.
Comparison of the Nine Months Ended September 30, 2011 and 2010
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $276.4 million for the nine months ended September 30, 2011, compared to $253.9 million for the same period in 2010. The components of property-related revenues for the nine months ended September 30, 2011 and 2010 are:

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2010 to 2011
Minimum rent	$229,782	83%	$211,893	83%	8%
Tenant recoveries	8,081	3%	7,795	3%	4%
Other property-related revenue	38,531	14%	34,225	13%	13%
Total property-related revenues	$276,394	100%	$253,913	100%	9%
The increase in total property-related revenues of $22.5 million for the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily attributable to increases in minimum rent resulting from properties acquired since September 30, 2010 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Nine Months Ended		Change
	September 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$220,113	$211,540	$8,573
Acquisitions:
Multifamily	12,655	824	11,831
Developments:
Commercial	2,041	353	1,688
Other (2)	41,585	41,196	389
	$276,394	$253,913	$22,481
 _____________________
Footnotes on following page

(1)
We define multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property-related revenues for our multifamily same-property communities increased $8.6 million, or 4.1%, for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to improvements in rental rates while maintaining consistently high occupancy levels. As a result, average monthly rent per unit for our multifamily same-property communities increased to $737 per unit for the nine months ended September 30, 2011 compared to $714 per unit for the same period in 2010.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $5.9 million for the nine months ended September 30, 2011, compared to $8.9 million for the same period in 2010. Of the $3.0 million decrease, approximately $1.3 million of the decrease is attributable to the loss, since September 30, 2010, of third-party management fees related to management of properties previously held in joint ventures or owned by third-parties and approximately $1.6 million is attributable to a decrease in leasing and brokerage commissions.

Property-related expenses

Total property-related expenses were $111.2 million for the nine months ended September 30, 2011, compared to $106.5 million for the same period in 2010. The components of property-related expenses for the nine months ended September 30, 2011 and 2010 are:

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2010 to 2011
Property operating expenses	$79,520	72%	$75,970	71%	5%
Taxes, licenses and insurance	31,641	28%	30,506	29%	4%
Total property-related expenses	$111,161	100%	$106,476	100%	4%
The increase in total property-related expenses of $4.7 million for the nine months ended September 30, 2011, as compared to the same period in 2010, was attributable to increases in property operating expenses with respect to the properties acquired since September 30, 2010. The following table illustrates the change in total property-related expenses by property type, with two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Nine Months Ended		Change
	September 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$90,854	$91,179	$(325)
Acquisitions:
Multifamily	5,143	385	4,758
Developments:
Multifamily	116	—	116
Commercial	623	163	460
Other (2)	14,425	14,749	(324)
	$111,161	$106,476	$4,685
 _____________________________

(1)
We define multifamily same-property communities as consolidated properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses were $7.0 million for the nine months ended September 30, 2011, compared to $6.0 million for the same period in 2010. The $1.0 million increase in expenses was primarily related to higher software maintenance fees, an increase in other general expenses and a $0.4 million reduction in self-insurance reserves in 2010, which was based on an actuarial study of claims history.
General and administrative expenses
General and administrative expenses were $15.6 million for the nine months ended September 30, 2011, compared to $14.0 million for the same period in 2010. The $1.6 million increase in expenses is primarily attributable to a $2.2 million reduction in self-insurance accruals in 2010 and $1.7 million increase in incentive compensation in 2011. These increases were also offset by a $1.5 million increase in the accrual for legal contingencies in 2010.
Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. The $1.6 million reduction in management fee and other expenses was attributable to the termination of management contracts since September 30, 2010.
Depreciation

Depreciation expense was $92.9 million for the nine months ended September 30, 2011, compared to $87.6 million for the same period in 2010. The total increase in depreciation expense of $5.3 million was primarily attributable to properties acquired since September 30, 2010 as follows:

	Nine Months Ended		Change
	September 30,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$69,632	$69,534	$98
Acquisitions:
Multifamily	4,861	247	4,614
Developments:
Commercial	872	127	745
Other (2)	17,530	17,655	(125)
	$92,895	$87,563	$5,332
_____________________

(1)	We define multifamily same-property communities as properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.
(2) Includes overhead, all commercial properties and all multifamily communities other than same-property communities.
Impairment and other losses
Impairment and other losses expense was $2.3 million for the nine months ended September 30, 2011, compared to $0.9 million for the same period in 2010. During the nine months ended September 30, 2011, we recorded a $1.5 million charge related to a loss contingency involving previously sold for-sale residential units, $0.6 million in casualty losses and $0.2 million in non-cash impairment charges. The casualty losses are related to property damage at four of our multifamily apartment communities caused by fire or inclement weather. Of the impairment charge, $0.1 million is related to sales of various for-sale residential units and $0.1 million is related to the sale of land outparcels. The $0.9 million recorded during the nine months ended September 30, 2010 was a result of casualty losses at three multifamily apartment communities. The losses at two of these communities were a result of fire damage and the loss at the other community was a result of carport structural damage caused by inclement weather.
Interest expense
Interest expense was $63.6 million for the nine months ended September 30, 2011, compared to $62.0 million for the same period in 2010. The $1.6 million increase in expense is primarily the result of the interest rate on the $250.0 million senior unsecured term loan that was entered into in July 2011.
Loss from partially-owned investments
Loss from partially-owned investments was $1.1 million for the nine months ended September 30, 2011, compared to $23,000 for the same period in 2010. The reduction in income from partially-owned investments compared to the same period in 2010 is primarily due to the sale of our remaining 50% noncontrolling interest in Parkway Place Mall in Huntsville, Alabama in October 2010 and a reduction in our share of earnings from joint ventures.

Gain (loss) on sale of property
Gain (loss) on sale of property, net of income taxes, for the nine months ended September 30, 2011 was a $13,000 gain compared to a $0.9 million loss for the same period in 2010. The loss in 2010 was the result of mitigation of structural settlement and infrastructure costs related to two commercial assets. Both of these assets were sold by CPSI in previous years, and therefore are expensed as additional development costs in "Gain (loss) from sales of property" in the Consolidated Condensed Statements of Operations of the Trust and CRLP.
Gain (loss) on disposal of discontinued operations
Gain (loss) on disposal of discontinued operations was $23.7 million for the nine months ended September 30, 2011 as a result of the disposition of six multifamily apartment communities and one commercial site, compared to a $0.4 million loss for the same period in 2010.
Dividends to preferred shareholders
In September 2010, the Trust redeemed all of the outstanding Series D Preferred Depositary Shares (and CRLP repurchased all of the Series D Preferred Units); therefore, there were no dividends to preferred shareholders for the nine months ended September 30, 2011, compared to $5.6 million for the nine months ended September 30, 2010.

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
Given our limited debt maturities remaining in 2011 ($19.2 million of our pro-rata share of unconsolidated debt) and the generation of proceeds under our recent "at-the-market" equity offering programs (which have been used, among other things, to pay down a portion of the outstanding borrowings under our unsecured credit facility, to partially fund the acquisition of three multifamily properties, to partially fund the purchase of the Traditions joint venture mortgage loan and to fund other general corporate purposes), we believe that cash generated from operations, dispositions of assets and borrowings under our credit facility will be sufficient to allow us to execute our previously discussed 2011 business directives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.
Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:
Operating activities - Net cash provided by operating activities increased to $106.1 million for the nine months ended September 30, 2011 from $97.8 million for the comparable prior year period. The change was primarily driven by an increase in income from operations and the timing of property tax payments relating to accrued expenses, which was offset by $17.2 million of tax refunds received during the nine months ended September 30, 2010. For 2011, we expect cash flows from operating activities to be higher than in 2010 due to improving operations in our current portfolio and acquisitions and developments placed into service since September 30, 2010.
Investing activities - Net cash used in investing activities was $144.6 million for the nine months ended September 30, 2011, compared to $79.4 million for the comparable prior year period. The change is primarily the result of increased acquisition activity in 2011, partially offset by proceeds from dispositions and a reduction in capital expenditures in 2011 when compared to the same period in the prior year. As we continue to explore growth through potential acquisitions and developments, we expect our cash flow used in investing activities to increase in 2011, compared to 2010.
Financing activities - Net cash provided by financing activities was $37.2 million for the nine months ended September 30, 2011, compared to net cash used in financing activities of $15.3 million for the comparable prior year period. In 2010, we used $100.1 million of funds to redeem the Series D Preferred Depositary Shares and received new secured financings of $73.2 million. In 2011, we had an increase in cash proceeds from our "at-the-market" equity offering program and a decrease in cash used for unsecured senior note maturity payments/repurchases when compared to 2010. In 2011, we received a new senior unsecured term loan of $250.0 million, which was offset by payments on outstanding borrowings under our unsecured credit facility.
The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. Persistent weakness in the economy and job market in the U.S. has adversely affected rents we are able to charge and thereby adversely affected our operating cash flows. However, in the last half of 2010 and the first three quarters of 2011, revenues from our same-property multifamily communities were positive when compared to the same periods in prior years. We are continuing to see some improvements in the multifamily fundamentals, such as higher occupancy rates, positive new and renewal lease rates over the expiring leases, a declining homeownership rate and a decline in turnover, which all are positive developments for the multifamily industry.
We have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31,1993. Even if we maintain our qualification for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
Long-Term Liquidity Needs
We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it matures;

•	significant capital expenditures that need to be made at our properties;

•	development projects that we undertake; and

•	property acquisitions that we pursue.
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
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the nine months ended September 30, 2011, we sold assets (or our interests in assets) for aggregate proceeds of approximately $121.8 million ($121.3 million from the sale of consolidated assets and $0.5 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). Of the proceeds from these asset sales, $90.3 million was used to fund the acquisition of three multifamily apartment communities during the three months ended September 30, 2011, $15.3 million was directed into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements and the remaining proceeds were used to repay a portion of outstanding borrowings under our credit facility.
At September 30, 2011, our total outstanding debt balance was $1.68 billion. The outstanding balance includes fixed-rate debt of $1.56 billion, or 93.0% of the total debt balance, and floating-rate debt of $118.4 million, or 7.0% of the total debt balance. As further discussed below, at September 30, 2011, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.
Senior Unsecured Term Loan
On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "Term Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. CRLP borrowed the full $250.0 million at closing. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The interest rate swaps described below under “—Derivatives and Hedging” fix the interest rate of the term loan through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points. The term loan matures on August 1, 2018. The Term Loan Agreement contains various covenants and events of default that are more fully described in Note 13 - Financing Activities in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our unsecured credit facility.
Unsecured Revolving Credit Facility
As of September 30, 2011, CRLP, with the Trust as a guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo, as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.
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
The Credit Facility and cash management line, which have been primarily used to finance property acquisitions and developments, and periodically to also fund repurchases of CRLP senior notes and preferred shares and units, had an aggregate outstanding balance at September 30, 2011 of $105.5 million, including $11.5 million outstanding on our cash management line. The weighted average interest rate of the Credit Facility, including the cash management line, was 1.29% at September 30, 2011.
The Credit Facility contains various ratios and covenants that are more fully described in Note 13 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, included in this Form 10-Q. As of September 30, 2011, we were in compliance with these covenants. We expect to be able to continue to comply with these ratios and covenants, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants.
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
Distributions
On October 26, 2011, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $14.2 million. The distribution was declared to shareholders and partners of record as of November 7, 2011 and will be paid on November 14, 2011. We also pay regular quarterly distributions on preferred units in CRLP (all remaining outstanding preferred shares in the Trust were redeemed in 2010). The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's taxable income to be distributed to the Trust's shareholders (excluding net capital gains).
Commitments and Contingencies
As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures but continue to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, the Trust assumed certain contingent obligations for a total of $15.7 million, of which $4.2 million remains outstanding as of September 30, 2011. The liabilities are the direct obligation of the Trust and thus are not reflected in the balance sheets of CRLP.
As of September 30, 2011, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
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
Guarantees and Other Arrangements
In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At September 30, 2011, the total amount of debt of the joint venture was approximately $15.5 million and the debt matures in December 2012. At September 30, 2011, no liability was recorded for the guarantee.
In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for our Colonial Promenade Tannehill development, which had approximately $13.5 million outstanding at September 30, 2011. At September 30, 2011, no liability was recorded for these guarantees.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.

Off-Balance Sheet Arrangements
At September 30, 2011, our pro-rata share of mortgage debt of unconsolidated joint ventures was $188.8 million. The aggregate maturities of this mortgage debt are as follows:

($ in millions)
2011	$19.2
2012	2.0
2013	5.9
2014	116.3
2015	0.2
Thereafter	45.2
$188.8
Of this debt, $6.3 million and $2.0 million maturing in 2011 and 2012, respectively, include options for at least a one-year extension, and the remaining $12.9 million maturing in 2011 represents our pro-rata portion of the amount outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which we acquired from the lender in May 2010 (see Note 2 - "Summary of Significant Accounting Policies - Notes Receivable" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q). We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
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
Critical Accounting Policies and Estimates
Please refer to the 2010 Form 10-K for discussions of the Trust’s and CRLP’s critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the three months ended September 30, 2011, there were no material changes to these policies.
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
On June 3, 2011, we entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with forecasted debt issuance. This interest rate swap agreement has a notional amount of $200 million, a fixed interest rate of 2.58%, and a maturity date of August 1, 2018. On July 12, 2011, we entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with forecasted debt issuance. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 2.47%, and a maturity date of August 1, 2018. These interest rate swaps became effective on July 22, 2011 when we entered into a new $250 million term loan, as discussed above.
At September 30, 2011, we had $15.2 million in “Accumulated other comprehensive loss” related to active and terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $1.4 million and $0.1 million during the three months ended September 30, 2011 and 2010, respectively, and $1.6 million and $0.3 million during the nine months ended September 30, 2011 and 2010, respectively. The changes in “Accumulated other comprehensive loss” in connection with the reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of our senior note repurchase program was $0.3 million for the nine months ended September 30, 2010. We did not reclassify any amounts to “Loss on hedging activities” for the three months ended September 30, 2011 and 2010 or the nine months ended September 30, 2011.
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
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2011, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 93.0%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share and unit data)	2011	2010	2011	2010
Net income (loss) available to common shareholders	$12,499	$(16,778)	$(5,629)	$(40,914)
Noncontrolling interest in CRLP	1,040	(1,647)	(487)	(4,475)
Total	$13,539	$(18,425)	$(6,116)	$(45,389)
Adjustments (consolidated):
Real estate depreciation	31,634	30,156	95,165	89,779
Real estate amortization	2,228	1,888	6,259	5,370
(Gain)/loss on sale of property, net of income tax and noncontrolling interest	(23,751)	633	(23,695)	1,343
Gain/(loss) on sale of undepreciated property, net of income tax and
noncontrolling interest	75	(635)	6	(1,276)
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	1,678	2,070	4,927	6,193
Real estate amortization	1,181	739	2,363	2,185
(Gain)/loss on sale of property	—	(23)	22	(117)
Funds from operations	$26,584	$16,403	$78,931	$58,088
Income allocated to participating securities	(183)	(125)	(563)	(465)
Funds from operations available to common shareholders and unitholders	$26,401	$16,278	$78,368	$57,623
FFO per share:
Basic	$0.28	$0.20	$0.87	$0.74
Diluted	$0.28	$0.20	$0.87	$0.74

Weighted average common shares outstanding — basic	86,573	74,411	83,250	70,157
Weighted average partnership units outstanding — basic (1)	7,253	7,371	7,265	7,722
Weighted average shares and units outstanding — basic	93,826	81,782	90,515	77,879
Effect of diluted securities	—	—	—	—
Weighted average shares and units outstanding — diluted	93,826	81,782	90,515	77,879
________________________

(1)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2011, we had approximately $118.4 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.2 billion of total assets at September 30, 2011.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $1.2 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.2 million. This assumes that the amount outstanding under our variable rate debt remains approximately $118.4 million, which was the outstanding principal balance at September 30, 2011.
At September 30, 2011, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures
Controls and Procedures with respect to the Trust

(a)	Disclosure controls and procedures.
The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, of the effectiveness as of September 30, 2011 of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and the Trust’s chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Controls and Procedures with respect to CRLP

(a)	Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of September 30, 2011 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
A summary of repurchases by the Trust of common shares of the Trust for the three months ended September 30, 2011 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans
July 1 – July 31, 2011	579	$21.45	—	—
August 1 – August 31, 2011	867	18.70	—	—
September 1 – September 30, 2011	305	18.18	—	—
Total	1,751	$19.52	—	—
___________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended September 30, 2011, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

During the period from July 1, 2011 through September 30, 2011, the Trust issued the following common shares in exchange for common units of CRLP:

Units Exchanged /
Date	Shares Issued
July 27, 2011	1,000
August 9, 2011	8,863

In each case, the units were tendered for redemption by certain limited partners of CRLP in accordance with the terms of the CRLP Partnership Agreement. All of the 9,863 Common Shares were issued to limited partners of CRLP in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, based on an exchange ratio of one Common Share for each common unit of CRLP.
The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plane in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). CRLP issued to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended September 30, 2011, CRLP issued 101,580 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $0.4 million.

During the quarter ended September 30, 2011, the Trust also issued common shares under its “at-the-market” equity offering programs that were registered under the Act. CRLP issued to the Trust an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended September 30, 2011, CRLP issued 355,255 common units to the Trust for shares issued under the above-mentioned “at-the-market” equity offering program of the Trust for an aggregate of approximately $7.2 million of net proceeds.

Item 6.	Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

November 4, 2011	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

November 4, 2011	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

By: Colonial Properties Trust
Its General Partner

November 4, 2011	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

November 4, 2011	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

10.1	Term Loan Agreement, dated as of July 22, 2011, by and among CRLP and Wells Fargo Bank, National Association, as administrative agent and lender, and the other agents and lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2011

10.2	Guaranty, dated as of July 22, 2011, by the Trust in favor of the agent and the lenders party to the Term Loan Agreement, dated as of July 22, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2011

12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Share Distributions for the Trust	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

101
XBRL (Extensible Business Reporting Language). The following materials from the Trust's and CRLP's Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited); (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited); (iv) Consolidated Statements Shareholders' Equity (Trust) and Partners' Equity (CRLP) for the nine months ended September 30, 2011 and 2010 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.
Filed herewith