Form 10-K
period 2011-12-31
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2012-02-28
CIK 909111, 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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
The aggregate market value of the 80,494,883 Common Shares of Beneficial Interest held by non-affiliates of Colonial Properties Trust was approximately $1,642,095,619 based on the closing price of $20.40 as reported on the New York Stock Exchange for such Common Shares of Beneficial Interest on June 30, 2011. The aggregate market value of the 3,365,722 common units of partnership interest held by non-affiliates of the Colonial Realty Limited Partnership was approximately $68,660,729 based on the closing price of $20.40 of the Common Shares of Beneficial Interest of Colonial Properties Trust into which the common units are exchangeable, as reported on the New York Stock Exchange on June 30, 2011. Number of Colonial Properties Trust’s Common Shares of Beneficial Interest outstanding as of February 24, 2012: 87,866,242.

Documents Incorporated by Reference
Portions of the proxy statement for the annual shareholders meeting to be held on April 25, 2012 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2011.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP

Explanatory Note

This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of Colonial Properties Trust and Colonial Realty Limited Partnership. References to “the Trust” or “Colonial” mean to Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), and its consolidated subsidiaries, and references to “CRLP” mean Colonial Realty Limited Partnership, a Delaware limited partnership, and its consolidated subsidiaries. The term “the Company” refers to the Trust and CRLP, collectively.
The Trust is the sole general partner of, and, as of December 31, 2011, owned a 92.4% limited partner interest in, CRLP. The remaining limited partner interests are held by persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties and who received units in exchange for such properties. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
The Company believes combining the annual reports on Form 10-K of the Trust and CRLP, including the notes to the consolidated financial statements, into this single report results in the following benefits:

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

In addition, one area of difference in the balance sheets of the Trust and CRLP relates to $4.2 million of contingent obligations that the Trust assumed in connection with two joint venture transactions in 2007. The liabilities are the direct obligation of the Trust and are thus not reflected in the balance sheets of CRLP. Of the $4.2 million, $4.1 million is included as a liability in "Investment in partially-owned entities" as it relates to a joint venture in which the Trust retains an interest, and $0.1 million is included in "Other liabilities" as the Trust has sold its interest in the joint venture related to this liability.

In order to highlight the material differences between the Trust and CRLP, this report includes sections that separately present and discuss areas that are materially different between the Trust and CRLP, including:

•	the selected financial data in Item 6 of this report;

•	the consolidated financial statements in Item 8 of this report;

•	certain accompanying notes to the financial statements, including Note 6 - Net Loss Per Share of the Trust and

Note 7 - Net Loss Per Unit of CRLP; Note 8 - Equity of the Trust and Note 9 - Capital Structure of CRLP; Note 10 - Redeemable Noncontrolling Interests of the Trust and Note 11 - Redeemable Partnership Units of CRLP; and Note 23 - Quarterly Financial Information - Trust (Unaudited) and Note 24 - Quarterly Financial Information - CRLP (Unaudited);

•	the controls and procedures in Item 9A of this report; and

•	the certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31 and 32 to this report.

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

PART I

This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described herein. Such factors include, among others, the following:

•
changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits (including the European sovereign debt crisis), high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

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

•
ability to obtain financing at favorable rates, if at all, and refinance existing debt as it matures, including with respect to the refinancing or replacement of our unsecured revolving credit facility;

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

•
the Trust’s ability to continue to satisfy complex rules in order for it to maintain its status as a REIT for federal income tax purposes, the ability of CRLP to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of Colonial Properties Services, Inc. to maintain its status as a taxable REIT subsidiary for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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
As used herein, the term the “Trust” refers to Colonial Properties Trust, and the term “CRLP” refers to Colonial Realty Limited Partnership, of which the Trust is the sole general partner and in which the Trust owned an 92.4% limited partner interest as of December 31, 2011. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets, primarily through joint venture investments, and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 153 properties as of December 31, 2011, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of December 31, 2011, we owned or maintained a partial ownership in the following properties:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/ Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	110	(2)	33,445	3	1,016	113	34,461
Commercial properties	9		2,406,153	31	7,378,571	40	9,784,724
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.
In addition, we own certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, commercial properties and the land are referred to herein collectively as the “properties.” As of December 31, 2011, consolidated multifamily and commercial properties that were no longer in lease-up were 95.6% and 93.0% leased, respectively. We consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the direct general partner of, and as of December 31, 2011, held approximately 92.4% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including one consolidated and certain other unconsolidated joint venture entities. We perform all of our for-sale residential and condominium conversion activities through CPSI.
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
Business Strategy
Our general business objectives as a multifamily-focused REIT are to generate increasing cash flow that will fund our future dividend payments and to create shareholder value by growing in a disciplined manner through a strategy of:

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

•
managing our own properties, including our assets held through joint venture arrangements, which enables us to better control our operating expenses and establish and maintain long-term relationships with our commercial tenants; and

•	executing our plan to dispose of our for-sale residential assets, select commercial assets and land held for future sale.
During 2011, our primary business directives were to grow the company, improve operations and achieve our balance sheet targets. We made significant progress on each of these directives as outlined below.
Grow the company
We continued to grow the company and improve our portfolio in 2011. We sold six wholly-owned multifamily apartment communities, representing 1,726 units, and two wholly-owned commercial assets for approximately $137.7 million and our interests in two commercial joint ventures for proceeds of approximately $27.6 million. We reinvested that capital into eight multifamily apartment communities located in Austin and Dallas, Texas, Charlotte and Raleigh, North Carolina, Charleston, South Carolina, Gulf Shores, Alabama and Las Vegas, Nevada. We continued the development of Colonial Grand at Hampton Preserve, located in Tampa, Florida, and started construction on two additional apartment community developments, Colonial Grand at Double Creek, located in Austin, Texas, and Colonial Grand at Lake Mary (Phase I), located in Orlando Florida. These eight acquisitions added 2,455 units to our multifamily portfolio and the three developments are expected to add 1,014 units once completed.
Improve operations
Favorable supply/demand dynamics led to strong momentum in the multifamily business during 2011. For the year ended December 31, 2011, our multifamily same-property revenue increased 4.4% while expenses increased 0.6% and same-property net operating income ("NOI") grew 7.3%, each when compared to the prior year (see Note 12 to the Trust's and CRLP's Consolidated Financial Statements - "Segment Information"). This improvement in operations was led by rental rate growth (increasing from $715 per unit in 2010 to $743 per unit in 2011 for our same-property portfolio), consistently high occupancy levels and strong expense controls.
Achieving balance sheet targets
We continued to reduce our leverage by issuing common equity through two continuous equity offering programs and selectively disposing of non-income producing assets, extended our debt maturities with a new senior unsecured term loan, and improved our fixed charge ratio with the repurchase of our remaining preferred securities. Our transactions in 2011 include the following:

•	issued 8,416,846 common shares under two “at-the-market” equity offering programs at an average issue price of $19.80 per share, which resulted in net proceeds of approximately $163.7 million;

•
closed on a $250.0 million senior unsecured term loan with a maturity date of August 18, 2018 and an interest rate fixed at 5.00% through maturity (based on the initial margin) through two interest rate swaps;

•	repurchased CRLP's remaining outstanding 7.25% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"); and

•	sold $6.0 million of various undeveloped land parcels.

We are expecting the momentum that we experienced in 2011 to carry into 2012. As such, our business directives for 2012 are similar to 2011. In 2012, our primary business directives are to grow the Company, improve our portfolio and continue efforts to maintain a strong balance sheet and improved margins to help re-establish our investment grade rating. We will look to grow the Company by improving operations in our multifamily portfolio and by developing multifamily apartment communities on land that we already own or on new sites in our Sunbelt markets. In addition, we may selectively acquire newer multifamily apartment communities that are attractively priced in our Sunbelt markets. We will look to improve our portfolio by recycling older multifamily apartment communities, as well as several commercial assets, in exchange for younger multifamily assets in top-quartile Sunbelt markets.

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
We believe these strategies have enabled, and should continue to enable, us to access the debt and equity capital markets to fund debt refinancings and the acquisition and development of additional properties consistent with our 2012 business objectives. As further discussed under “Liquidity and Capital Resources” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, we expect that cash generated from operations, proceeds from asset dispositions and additional borrowings, including the refinancing or replacement of our existing credit facility, will provide sufficient liquidity to execute our business plan. This liquidity, along with our projected asset sales, is expected to allow us to execute our plan in the short-term. See Item 1A — “Risk Factors – Risks Associated with Our Indebtedness and Financing Activities — A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.”
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
Operational Structure and Segments
Since January 1, 2009, we have managed our business based on the performance of two operating segments: multifamily and commercial. See Note 12 - "Segment Information" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K, and incorporated by reference herein, for information on our segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to (loss) income from continuing operations before noncontrolling interest for the years ended December 31, 2011, 2010 and 2009, and total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of December 31, 2011, and 2010.
Additional information with respect to each operating segment as of December 31, 2011, is set forth below:
Multifamily Operations — Multifamily management is responsible for all aspects of multifamily operations, including day-to-day management and leasing of our 113 multifamily apartment communities (including three properties partially owned through unconsolidated joint ventures), as well as providing third-party management services for two apartment communities in which we do not have an ownership interest or have a noncontrolling ownership interest. Multifamily management is also responsible for all aspects of our for-sale residential disposition activities. As of December 31, 2011, we had two for-sale properties remaining, one residential development located in Charlotte, North Carolina, and one lot development located in Mobile, Alabama.
Commercial Operations — Commercial management is responsible for all aspects of our commercial property operations, including the management and leasing services for 39 of our 40 commercial properties (including 31 properties partially owned through unconsolidated joint ventures), as well as third-party management services for six commercial properties in which we do not have an ownership interest and for brokerage services in other commercial property transactions. Of the 40 commercial properties, 29 are office properties and 11 are retail properties.
Ongoing Development Activity

As of December 31, 2011, we had four development projects under construction — three multifamily projects and one commercial project. These developments are expected to be funded through additional borrowings, including the refinancing or replacement of our existing credit facility (discussed in this Form 10-K below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

		Total	Expected	Expected	Costs
		Units/Square	Completion	Project	Capitalized
	Location	Feet (1)	Date	Costs	to Date
($ in thousands)		(unaudited)
Multifamily Projects:
Colonial Grand at Double Creek	Austin, TX	296	1Q13	$31,668	$9,040
Colonial Grand at Hampton Preserve	Tampa, FL	486	4Q12	58,319	42,532
Colonial Grand at Lake Mary (Phase I)	Orlando, FL	232	4Q12	30,322	8,737
		1,014		$120,309	$60,309
Commercial Projects:
Colonial Promenade Huntsville (Phase I) (2)	Huntsville, AL	—	4Q12	$3,838	$2,826

Total Active Developments				$124,147	$63,135
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
We are currently preparing site-work for this commercial development. We are still evaluating plans for this commercial project. Therefore, dollars attributable to this development are subject to change.

Future Development Activity
Of the future developments listed below, we started the development of Colonial Grand at South End, a 353-unit apartment community in Charlotte, North Carolina, in January 2012. In addition, we expect to initiate development of at least two other multifamily apartment communities in 2012. Although we currently anticipate developing certain other projects in the future, we can give no assurance that we will pursue any of these particular development projects.

	Location	Total Units/Square Feet (1)	Costs Capitalized to Date
($ in thousands)		(unaudited)
Multifamily:
Colonial Grand at Azure (2)	Las Vegas, NV	390	$10,408
Colonial Grand at Lake Mary (Phase II) (3)	Orlando, FL	108	3,340
Colonial Grand at Randal Park (4)	Orlando, FL	462	12,163
Colonial Grand at South End	Charlotte, NC	353	13,920
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
		1,752	$55,450
Commercial:
Colonial Promenade Huntsville (Phase II) (5)	Huntsville, AL	—	$7,378
Colonial Promenade Nord du Lac (6)	Covington, LA	236,000	26,829
Randal Park (4)	Orlando, FL	—	16,556
		236,000	$50,763
Other Undeveloped Land:
Multifamily			$4,505
Commercial			45,284
Commercial Outparcels/Pads			17,772
For-Sale Residential (7)			69,917
			$137,478
Consolidated Construction in Progress			$243,691
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
On May 18, 2011, the Company purchased approximately 20 acres adjacent to the existing multifamily site for approximately $2.5 million. The Company intends to combine the sites and develop 390 multifamily units as compared to the 188 apartment units previously planned.

(3)
On July 1, 2011, the Company purchased the remaining 50% interest in Lanesboro at Heathrow, LLC. The Company intends on developing 0.108 multifamily units on this site, which lies adjacent to the Colonial Grand at Lake Mary multifamily site under active construction.

(4)
This project is part of a mixed-use development. The Company is still evaluating plans for a multifamily apartment community. Therefore, costs attributable to this phase of the development are subject to change.

(5)
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

(7)	These costs are presented net of $24.6 million of non-cash impairment charges recorded on two of the projects in 2009, 2008 and 2007.
Acquisitions
During 2011, we acquired the following eight multifamily properties:

			Effective
Acquisitions	Location	Units	Acquisition Date	Purchase Price
				($ in millions)
Colonial Grand at Wells Branch	Austin, TX	336	February 24, 2011	$28.4
Colonial Grand at Cornelius	Charlotte, NC	236	February 28, 2011	23.6
Colonial Grand at Palm Vista	Las Vegas, NV	341	March 14, 2011	40.9
Colonial Grand at Traditions (1)	Gulf Shores, AL	324	June 17, 2011	17.6
Colonial Village at Beaver Creek	Raleigh, NC	316	August 2, 2011	26.4
Colonial Reserve at Medical District	Dallas, TX	278	September 1, 2011	33.0
Colonial Grand at Commerce Park	Charleston, SC	312	September 20, 2011	30.9
Colonial Grand at Hebron	Dallas, TX	312	November 8, 2011	34.1
Total		2,455		$234.9
_____________________________

(1)
On June 17, 2011, the Company acquired the outstanding mortgage loan secured by this property for $21.1 million. As a result of the purchase, the Company's obligation under its $3.5 million original partial loan repayment guarantee related to the mortgage loan, which had been reserved for by the Company in the third quarter of 2009, was eliminated. At the time the loan was purchased, the property continued to be owned by a joint venture in which the Company has a 35% interest. Because the loan was in default at the time of the Company's acquisition, the Company determined it had the power, pursuant to the default provisions of the loan agreement, to direct the significant business activities of the joint venture and began consolidating the joint venture in its financial statements. The Company then acquired the property through foreclosure on August 1, 2011. For additional information regarding the status of ongoing litigation between the Company and its joint venture partner involving this property, see Item 3 - "Legal Proceedings".

Dispositions

During 2011, we sold six wholly-owned multifamily apartment communities representing 1,726 units for total proceeds of approximately $105.8 million. We also disposed of two commercial properties consisting of 264,000 square feet for total proceeds of approximately $31.9 million. Included in the gross proceeds of consolidated asset sales is $6.0 million from land parcel sales. The net proceeds from the sale of these assets were used to partially fund the acquisitions of multifamily apartment communities discussed above, as well as to repay a portion of the borrowings under our unsecured credit facility. Following is a listing of the properties the Company disposed of in 2011:

		Units/	Effective
Dispositions	Location	Sq. Feet (1)	Disposal Date	Sales Price
				($ in millions)
Multifamily Properties:
Brookfield	Dallas/Ft. Worth, TX	232	September 27, 2011	$9.5
Colonial Grand at McGinnis Ferry	Atlanta, GA	434	September 27, 2011	39.0
Colonial Grand at Sugarloaf	Atlanta, GA	250	September 27, 2011	22.5
Colonial Village at Meadow Creek	Charlotte, NC	250	September 27, 2011	13.6
Paces Cove	Dallas/Ft. Worth, TX	328	September 27, 2011	12.5
Summer Tree	Dallas/Ft. Worth, TX	232	September 27, 2011	8.7

Commercial Properties:
Brookwood Village Center	Birmingham, AL	88,000	September 23, 2011	8.0
Colonial Center Town Park 400	Orlando, FL	176,000	November 10, 2011	23.9

Total				$137.7
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.
For-Sale
During 2011, we sold 11 residential units at Metropolitan Midtown, located in Charlotte, North Carolina, for total sales proceeds of $5.1 million. Our portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on our unsecured credit facility.
For cash flow statement purposes, we classify capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of for-sale residential sales are also included in investing activities.
Impairment and Other Losses
During 2011, we recorded impairment charges and other losses totaling $5.7 million. Of the charges recorded, $4.8 million was for loss contingencies related to certain litigation (see Item 3 - "Legal Proceedings"), $0.7 million was the result of casualty losses resulting from fire or weather-related damage at eight multifamily apartment communities and $0.2 million was the result of various for-sale project transactions. See Item 1A — “Risk Factors — Risks Associated with Our Operations — Our inability to dispose of our existing inventory of condominium and for-sale residential assets could adversely affect our results of operations.”
Recent Events
Property Acquisition
On January 10, 2012, we acquired Colonial Grand at Brier Falls (formerly Highlands at Brier Creek), a 350-unit Class A multifamily apartment community located in Raleigh, North Carolina, for $45.0 million. This acquisition was funded with proceeds from asset dispositions and borrowings on our unsecured credit facility.

Disposition
On February 2, 2012, we sold our 25% ownership interest in Colonial Promenade Madison, a 111,000 square-foot retail asset located in Huntsville, Alabama, for $3.0 million. Net proceeds from the sale were used to repay a portion of the outstanding balance on our unsecured credit facility.
Distribution
On January 25, 2012, the Trust's Board of Trustees declared a cash distribution to shareholders of the Trust in the amount of $0.18 per share and to partners of CRLP in the amount of $0.18 per partnership unit totaling approximately $17.1 million. The $0.18 per common share and per common unit distribution represents a 20% increase ($0.03 per share/unit) when compared to the previous distribution. The distribution was made to shareholders and partners of record as of February 6, 2012 and was paid on February 13, 2012. The Trust's Board of Trustees reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.
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
Environmental Matters
We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental conditions and liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations or future interpretations of existing requirements will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties. See Item 1A - “Risk Factors—Risks Associated with Our Operations—We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability” in this Form 10-K for further discussion.
Insurance
We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our majority-owned properties. We believe the policy specifications, insured limits of these policies and self insurance reserves are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, which generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate levels of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at reasonable costs in the future. In addition, as of December 31, 2011, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person. Our policy for all self-insured risk is to accrue for expected losses on reported claims and for estimated losses related to claims incurred but not reported as of the end of the reporting period. See Item 1A - “Risk Factors – Risks Associated with Our Operations – Uninsured losses or losses in excess of insurance coverage could adversely affect our financial condition.”
Employees
As of December 31, 2011, CRLP employed 1,014 persons, including on-site property employees who provide services for the properties that we own and/or manage. The Trust employs all employees through CRLP and its subsidiaries.
Tax Status
The Trust is considered a corporation for federal income tax purposes. The Trust qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates. The Trust may be subject to certain state and local taxes on its income and property. Distributions to shareholders are generally partially taxable as ordinary income and long-term capital gains, and partially non-taxable as return of capital. During 2011, total common distributions had the following overall characteristics:

Quarter	Distribution Per Share	Ordinary Income	Return of Capital	Capital Gain	Unrecaptured §1250 Gain
1st	$0.15	48.59%	43.38%	4.53%	3.50%
2nd	$0.15	48.59%	43.38%	4.53%	3.50%
3rd	$0.15	48.59%	43.38%	4.53%	3.50%
4th	$0.15	48.59%	43.38%	4.53%	3.50%
The Company's financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for joint ventures and third party owned properties and administrative services to us. All of the Company's for-sale residential activities are performed through CPSI. The Trust generally reimburses CPSI for payroll and other costs incurred in providing services to the Trust. All inter-company transactions are eliminated in the accompanying consolidated financial statements. During the years ended December 31, 2011, and 2010, we did not recognize an income tax expense/(benefit) related to the taxable income of CPSI. We recognized an income tax benefit of $7.9 million in 2009 related to the taxable income of CPSI (see Note 17 - "Income Taxes" in the Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K).
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

Executive Officers of the Company

The following is a biographical summary of our executive officers:

Thomas H. Lowder, 62, was re-appointed Chief Executive Officer effective December 30, 2008. Mr. Lowder has served as Chairman of the Trust's Board of Trustees since the Company's formation in July 1993. Additionally he served as President and Chief Executive Officer from July 1993 until April 2006. Mr. Lowder became President and Chief Executive Officer of Colonial Properties, Inc., the Company's predecessor, in 1976, and has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Company and its predecessors. He presently serves as a member of the Board of the following organizations: Children's Hospital of Alabama, Crippled Children's Foundation, the National Association of Real Estate Investment Trusts (“NAREIT”), the University of Alabama Health System Board and the University of Alabama Health Services Foundation. Mr. Lowder is a past board member of Birmingham-Southern College, and The Community Foundation of Greater Birmingham, past chairman of the Birmingham Area Chapter of the American Red Cross, past chairman of Children's Hospital of Alabama and he served as chairman of the 2001 United Way Campaign for Central Alabama and Chairman of the Board in 2007. He graduated with honors from Auburn University with a Bachelor of Science Degree. Mr. Lowder holds an honorary Doctorate of Humanities from University of Alabama at Birmingham and a honorary Doctorate of Law from Birmingham Southern College. Mr. Lowder is the brother of James K. Lowder, one of the Company's trustees.
C. Reynolds Thompson, III, 48, has served as President and Chief Financial Officer since December 30, 2008. Mr. Thompson previously served in the following additional positions within the company since being hired in February 1997: Chief Executive Officer; Chief Operating Officer; Chief Investment Officer; Executive Vice President, Office Division; Senior Vice President, Office Acquisitions; and Trustee. Responsibilities within these positions included overseeing management, leasing, acquisitions and development within operating divisions; investment strategies; market research; due diligence; merger and acquisitions; joint venture development and cross-divisional acquisitions. Prior to joining the Company, Mr. Thompson worked for CarrAmerica Realty Corporation, a then publicly traded office REIT, in office building acquisitions and due diligence. Mr. Thompson serves on the Board of Visitors for the University of Alabama Culverhouse College of Commerce and Business Administration, the Board of Directors of Birmingham Business Alliance and the Board of Directors of United Way of Central Alabama. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.
Paul F. Earle, 54, has been our Chief Operating Officer since January 2008 and is responsible for all operations of the properties owned and/or managed by the Company. From May 1997 to January 2008, Mr. Earle served as Executive Vice President-Multifamily Division and was responsible for management of all multifamily properties owned and/or managed by us. He joined the Company in 1991 and has previously served as Vice President - Acquisitions, as well as Senior Vice President - Multifamily Division. Mr. Earle is past Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also is a board member and is on the Executive Committee of the National Multifamily Housing Council. He is past President and current Board member of Big Brothers/Big Sisters and is a current member of the American Red Cross Board of Directors-Mid-Alabama Region and Chair of the Blood Services Committee. Before joining the Company, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.
John P. Rigrish, 63, has been our Chief Administrative Officer since August 1998 and is responsible for the supervision of Corporate Governance, Information Technology, Human Resources and Employee Services. Prior to joining the Company, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor's degree from Samford University and did his postgraduate study at Birmingham-Southern College. He previously served on the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee. Mr. Rigrish is a current member and previous Chairman of the American Red Cross Board of Directors-Alabama Chapter. He also serves on the City of Hoover Veterans Committee, John Carroll Educational Foundation Board of Directors, and the Edward Lee Norton Board of Advisors at Birmingham-Southern College.

Jerry A. Brewer, 40, has been our Executive Vice President, Finance since January 2008, and is responsible for all Corporate Finance and Investor Relations activities of the Company. Mr. Brewer previously served as our Senior Vice President – Corporate Treasury since September 2004. Mr. Brewer joined the Company in February 1999 and served as Vice President of Financial Reporting for the Company until September 2004 and was responsible for overseeing all of the Company’s filings with the Securities and Exchange Commission, and internal and external consolidated financial reporting. Prior to joining the Company, Mr. Brewer worked for Arthur Andersen LLP, serving on independent audits of public and private entity financial statements, mergers and acquisitions due diligence, business risk assessment and registration statement work for public debt and stock offerings. Mr. Brewer is a member of the American Institute of Certified Public Accountants, the Alabama State Board of Public Accountancy and Auburn University School of Accountancy Advisory Council. He is a Certified Public

Accountant, and holds a Bachelor of Science degree in Accounting from Auburn University and a Masters of Business Administration from the University of Alabama at Birmingham.

Bradley P. Sandidge, 42, has been our Executive Vice President, Accounting since January 2009, and is responsible for all accounting operations of the Company to include Internal Control functions, compliance with generally accepted accounting principles, SEC financial reporting, regulatory agency compliance and reporting and management reporting. Mr. Sandidge previously served as our Senior Vice President, Multifamily Accounting and Finance, since joining the Company in 2004, and was responsible for overseeing the accounting operations of the Company’s multifamily operations. Mr. Sandidge is a Certified Public Accountant with over 15 years of real estate experience. Prior to joining the Company, Mr. Sandidge served as Tax Manager for the North American and Asian portfolios of Archon Group, L.P. / Goldman Sachs from January 2001 through June 2004, and worked in the tax real estate practice of Deloitte & Touche LLP from January 1994 through October 1999. Mr. Sandidge holds a Bachelor's degree in accounting and a Master's degree in tax accounting from the University of Alabama.

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

As a real estate company, we are subject to various changes in real estate conditions, particularly in the Sunbelt region where our properties are concentrated, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•
changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits (including the European sovereign debt crisis), high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

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

 Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental homes, as well as owner-occupied single-family and multifamily homes. Competitive housing in a particular area and an increase in the affordability of owner-occupied single-

family and multifamily homes due to, among other things, declining housing prices, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment homes and increase or maintain rents. As a result, our financial condition, results of operations and cash flows could be adversely affected.

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

Our portfolio is focused predominately on multifamily properties. As a result, we are subject to risks inherent in investments in a single industry, and a decrease in the demand for multifamily properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Resident demand at multifamily properties was adversely affected by the recent U.S. recession, including the reduction in spending, reduced home prices and high unemployment, together with the price volatility, dislocations and liquidity disruptions in the debt and equity markets, as well as the rate of household formation or population growth in our markets, changes in interest rates or changes in supply of, or demand for, similar or competing multifamily properties in an area. If the economic recovery slows or stalls, these conditions could persist and we could experience downward pressure on occupancy and market rents at our multifamily properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy our substantial debt service obligations or make distributions to our shareholders.

Substantially all of our properties are located in the Sunbelt region, and adverse economic and other developments in that region could adversely affect our results of operations and financial condition.

Substantially all of our properties are located in the Sunbelt region of the United States. In particular, we derived approximately 85.8% of our net operating income in 2011 from top quartile cities located in the Sunbelt region. As a result, we are particularly susceptible to adverse economic, market and other conditions in these geographic areas, including increased unemployment, industry slowdowns, business layoffs or downsizing, decreased consumer confidence and relocation of businesses. Any such adverse developments in the Sunbelt region — and in particular the areas of or near to Atlanta, GA, Charlotte, NC or Austin and Dallas/Fort Worth, TX — could adversely affect our results of operations and financial condition.

Our inability to dispose of our existing inventory of for-sale residential assets could adversely affect our results of operations.

As of December 31, 2011, we had 13 for-sale residential units remaining and 40 residential lots for sale, which may expose us to the following risks, many of which could cause us to hold properties for a longer period than is otherwise desirable:

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

In 2009, we accelerated our plans to dispose of our for-sale residential assets, including condominium conversions. Since then, economic and market conditions have made it particularly difficult to sell units in a timely manner. During 2011, 2010, and 2009, we recorded $0.2 million, $0.3 million and $12.3 million, respectively, of non-cash impairment charges primarily related to certain for-sale residential units, a commercial development and certain land parcels. See Note 3 — “Real Estate Activity — Impairment and Other Losses” in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional information regarding these impairment charges. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect our shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings.

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

We derive the majority of our income from residents and tenants who lease space from us at our properties. A number of factors may adversely affect our ability to attract residents and tenants at favorable rental rates and generate sufficient income, including:

•	local conditions such as an oversupply of, or reduction in demand for, multifamily or commercial properties;

•	the attractiveness of our properties to residents, shoppers and tenants;

•	the availability of low interest mortgages for single-family home buyers;

•	decreases in market rental rates; and

•	our ability to collect rent from our residents and tenants.

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

If recent adverse global market and economic conditions worsen or do not fully recover, our financial condition, results of operations and cash flow may be materially adversely affected.

Overall financial market and economic conditions have been challenging in recent years, beginning with the credit crisis and recession in 2008. Challenging economic conditions persisted throughout 2011, including a worsening European sovereign debt crisis and volatility in the debt and equity markets, and although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted and residential and commercial real estate markets have been slow to recover. If these conditions continue or worsen, there could be an increase in defaults by residents at our multifamily properties and tenants at our commercial properties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates has been adversely affected in recent years by the increase in supply and deterioration in the multifamily market stemming from the recent recession. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums, which increases the supply of multifamily units and housing alternatives, may further reduce our ability to lease our multifamily units and further depress rental rates in certain markets. With regard to for-sale residential properties, the market for our for-sale residential properties depends on an active demand for new for-sale housing and high consumer confidence. Decreased demand, exacerbated by tighter credit standards for home buyers and foreclosures, has further contributed to an oversupply of housing alternatives, adversely affecting the timing of sales and price at which we are able to sell our for-sale residential properties and thereby adversely affecting our profits from for-sale residential properties. We cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the economic recovery slows or stalls, our ability to lease our properties, our ability to increase or maintain rental rates in certain markets and the pace of condominium sales and closings and/or the related sales prices may weaken in 2012.
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

As of December 31, 2011, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person, according to plan policy limits. If the actual costs incurred to cover such uninsured claims are significantly greater than our budgeted costs, our financial condition will be adversely affected.

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

As part of our operating strategy, we intend to continue to develop new properties and to expand and/or redevelop existing properties as market conditions warrant. Development activity may be conducted through wholly-owned affiliates or through joint ventures. In addition to the risks associated with real estate investments in general as described above, there are significant risks associated with development activities including the following:

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

We have in the past and may in the future develop and acquire properties with other persons or entities when we believe circumstances warrant the use of such structures. Our investments in these joint ventures involve risks not customarily associated with our wholly-owned properties, including the following:

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

•
disputes with our joint venture partners may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved (see, for example, the discussion under Item 3 - "Legal Proceedings" in this Form 10-K);

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

•	we may acquire properties outside of our existing markets where we are less familiar with local economic and market conditions;

•	some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition;

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	we may be unable to reinvest restricted proceeds pending the fulfillment of Section 1031 exchange requirements;

•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties; and

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

Risks Associated with Our Indebtedness and Financing Activities

Our substantial indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2011, the amount of our total debt was approximately $1.9 billion, consisting of $1.8 billion of consolidated debt and $0.1 billion of our pro rata share of joint venture debt. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

The degree of our leverage creates significant risks, including the following:

•	we may be required to dedicate a substantial portion of our funds from operations to servicing our debt and our cash flow may be insufficient to make required payments of principal and interest;

•	we may not be able to refinance some or all of our indebtedness and any refinancing may not be on terms as favorable as those of our existing indebtedness;

•	to repay indebtedness as it matures, we may be forced to sell one or more properties, possibly on unfavorable terms, or raise additional equity at prices that may be dilutive to existing shareholders;

•	debt service obligations will reduce funds available for distribution to our shareholders and funds available for acquisitions, development and redevelopment;

•	we may be more vulnerable to economic and industry downturns than our competitors that have less debt;

•	we may be limited in our ability to respond to changing business and economic conditions;

•	we may not be able to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes; and

•	we may default on our indebtedness, which could result in acceleration of those obligations, assignment of rents and leases and loss of properties to foreclosure.

If any one of these events were to occur, our financial condition and results of operations could be materially and adversely affected.
We depend on external sources of capital that are outside of our control, which may affect our ability to pursue strategic opportunities, refinance or repay our indebtedness and make distributions to our shareholders.

To qualify as a REIT, we must distribute to our shareholders each year at least 90% of our REIT taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, when we engage in the development or acquisition of new properties or expansion or redevelopment of existing properties, we will continue to rely on third-party sources of capital, including lines of credit, collateralized or unsecured debt (both construction financing and permanent debt), and equity issuances. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market's view of the quality of our assets, the market's perception of our growth potential, our current debt levels and our current and expected future earnings. There can be no assurance that we will be able to obtain the financing necessary to fund our current or new developments or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain a sufficient level of third party financing to fund our capital needs, our results of operations, financial condition and ability to make distributions to our shareholders may be adversely affected.

In addition, although most of our indebtedness does not require significant principal payments prior to maturity, we will need to raise additional equity capital, obtain collateralized or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our indebtedness as it matures. For example, our existing $675.0 million unsecured credit facility matures in June 2012 and we expect to refinance that facility or enter into a new credit facility prior to maturity, but there can be no assurance that the financial terms or covenants of any refinanced or new facility will be the same or as favorable as those under our existing credit facility. If we are not successful in refinancing our debt when it becomes due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which could adversely affect our ability to service other debt and to meet our other obligations.

Covenants in our debt agreements could adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.
Our unsecured credit facility and unsecured term loan contain restrictions on the amount of debt we may incur and other restrictions and requirements on our operations, including the following financial ratios:

•	secured debt to total asset value ratio;

•	fixed charge coverage ratio;

•	total liabilities to total asset value ratio;

•	total permitted investments to total asset value ratio; and

•	unencumbered leverage ratio.

The indenture under which our senior unsecured debt is issued also contains financial and operating covenants including coverage ratios and limitations on the amount of debt we may incur. Certain of our mortgage indebtedness also contains customary covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

These restrictions, as well as any additional restrictions which we may become subject to in connection with additional financings or refinancings, could restrict on our ability to pursue some business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to our company, which would adversely affect our results of operations. In addition, violations of these covenants could cause the declaration of defaults and acceleration of any related indebtedness, which would result in adverse consequences to our financial condition. Our credit facility and unsecured term loan also contain cross-default provisions that give the lenders the right to declare a default if we are in default under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which would have a material adverse effect on our financial condition, results of operations and ability to make distributions to our shareholders.

Potential reduction or elimination of the role that Fannie Mae and Freddie Mac play in the multifamily financing sector could materially and adversely affect our financial condition, liquidity and results of operations.

Fannie Mae and Freddie Mac are a major source of financing for secured multifamily real estate in the United States, and we have benefited from our ability to borrow from these entities. In February 2011, as part of the Obama administration's financial industry recovery proposal, the U.S. Treasury, in consultation with the Department of Housing and Urban Development and other government agencies, issued a report that set forth options to reform the U.S. housing market, all of which involve an eventual phasing out of Fannie Mae and Freddie Mac. However, it is not now possible to predict the impact resulting from such a phase-out may have on financing for the multifamily sector and thus on our business. If the U.S. government decides to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans, and if other sources of financing do not enter the market to replace Fannie Mae and Freddie Mac, it may adversely affect our ability to obtain financing on favorable terms and thus to acquire or develop new properties. In addition, such a decision by the U.S. government may adversely affect the number of properties we can sell, the timing of the sales and/or the prices at which we can sell them, as prospective buyers also may experience difficulty in obtaining financing on favorable terms. As a result, our financial condition, liquidity and results of operations could be materially and adversely affected.

Indebtedness secured by our properties exposes us to the possibility of foreclosure, which could result in the loss of the property that secures the indebtedness and any rents to which we would be entitled from leases on that property.

As of December 31, 2011, approximately 39% of our consolidated indebtedness was secured by our real estate assets. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies. In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations

For tax purposes, a foreclosure of any nonrecourse mortgage on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds from the disposition of the property, which could adversely affect our ability to our ability to make distributions to our shareholders.

Disruptions in the financial markets could adversely affect our ability to obtain sufficient third party financing for our capital needs, including development, expansion, acquisition and other activities, on favorable terms or at all, which could materially and adversely affect us.

Disruptions in the credit markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all. In 2008 and 2009, the U.S. stock and credit markets experienced significant price volatility, dislocations and liquidity disruptions, which caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Those circumstances materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases resulted in the unavailability of financing, even for companies that were otherwise qualified to obtain financing. Continued volatility and uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for our capital needs, including development, expansion, acquisition and other activities, on favorable terms or at all, which may negatively affect our business. Additionally, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If a dislocation similar to that which occurred in 2008 and 2009 occurs in the future, we may be forced to seek alternative sources of potentially less attractive financing and to adjust our business plan accordingly. Such events also may make it more difficult or costly for us to raise capital through the issuance of the Trust's common shares, preferred shares or subordinated notes.

Our results of operations could be adversely affected if we are required to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and retail developments.

From time to time, we guarantee portions of the indebtedness of certain of our unconsolidated joint ventures. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Guarantees and Other Arrangements” of this Annual Report on Form 10-K, for a description of the guarantees that we have provided with respect to the indebtedness of certain of our joint ventures as of December 31, 2011. From time to time, in connection with certain retail developments, we receive funding from municipalities for infrastructure costs through the issuance of bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. In some instances, we guarantee the shortfall, if any, of tax revenues to the debt service requirements on these bonds. If we are required to fund any amounts related to any of these guarantees, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts.

Due to the amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

As of December 31, 2011, we had approximately $209.6 million of variable rate debt outstanding, consisting of $196.8 million of our consolidated debt and $12.8 million of our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, failure to hedge effectively against interest rate changes may adversely affect our results of operations. Furthermore, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.

Our senior notes do not have an established trading market; therefore, holders of our notes may not be able to sell their notes.

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

The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of December 31, 2011 there were 125,000,000 common shares authorized under our Declaration of Trust, as amended, of which 87,473,572 were outstanding as of December 31, 2011. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to share option and share purchase plans. In addition to issuances of shares pursuant to share option and share purchase plans, as of December 31, 2011, we may issue up to 7,169,388 common shares upon redemption of currently outstanding units of our operating partnership. We also have filed a registration statement with the Securities and Exchange Commission allowing the Trust to offer, from time to time, an unspecified amount of equity securities of the Trust (including common and preferred shares) and allowing CRLP to offer, from time to time, an unspecified amount of debt securities. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distribution or sales of the Trust's common or preferred shares or CRLP's debt securities will have on the market price of the Trust's common shares.

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

Even if the Trust qualifies as a REIT for federal income tax purposes, the Trust will be required to pay certain federal, state and local taxes on its income and property. For example, the Trust will be subject to income tax to the extent we distribute less than 100% of its REIT taxable income (including capital gains). Moreover, if the Trust has net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. However, the Trust will not be treated as a dealer in real property with respect to a property that it sells for the purposes of the 100% tax if (i) the Trust has held the property for at least two years for the production of rental income prior to the sale, (ii) capitalized expenditures on the property in the two years preceding the sale are less than 30% of the net selling price of the property, and (iii) the Trust either (a) has seven or fewer sales of property (excluding certain property obtained through foreclosure) for the year of sale or (b) the aggregate tax basis of property sold during the year of sale is 10% or less of the aggregate tax basis of all of the Trust’s assets as of the beginning of the taxable year or (c) the fair market value of the property sold during the year of sale is 10% or less of the aggregate fair market value of all of the Trust’s assets as of the beginning of the taxable year and in the case of (b) or (c), substantially all of the marketing and development expenditures with respect to the property sold are made through an independent contractor from whom the Trust derives no income. The sale of more than one property to one buyer as part of one transaction constitutes one sale for purposes of this “safe harbor”. The Trust intends to hold its properties, and CRLP intends to hold its properties, for investment with a view to long-term appreciation, to engage in the business of acquiring, developing, owning and operating properties, and to make occasional sales of properties as are consistent with our investment objectives. However, not all of the Trust’s sales will satisfy the “safe harbor” requirements described above. Furthermore, there are certain interpretive issues related to the application of the “safe harbor” that are not free from doubt under the federal income tax law. While the Trust acquires and holds properties with an investment objective and does not believe they constitute dealer property, we cannot provide any assurance that the IRS might not contend that one or more of these sales are subject to the 100% penalty tax or that the IRS would not challenge our interpretation of, or any reliance on, the “safe harbor” provisions.

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
General
As of December 31, 2011, our consolidated real estate portfolio consisted of 119 consolidated operating properties, including two properties that were in lease-up as of December 31, 2011. In addition, we maintain non-controlling partial interests ranging from 10% to 20% in 34 properties held through unconsolidated joint ventures. These 153 properties, including consolidated and unconsolidated properties, are located in 11 states in the Sunbelt region of the United States.
Multifamily Properties
Our multifamily segment is comprised of 113 multifamily apartment communities, including 110 consolidated properties, of which 109 are wholly-owned and one is partially-owned, and three properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of 34,461 apartments and range in size from 80 to 586 units. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s) and/or a playground. We manage all of the multifamily properties.
The following table sets forth certain additional information relating to the consolidated multifamily properties as of and for the year ended December 31, 2011.
Consolidated Multifamily Properties

Consolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units (3)	Approximate Rentable Area(Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
Alabama:
CG at Liberty Park	Birmingham	2000	300	338,684	95.3%	$1,005
CG at Riverchase Trails	Birmingham	1996	346	328,086	94.8%	737
CV at Inverness	Birmingham	1986/87/90/97	586	508,472	94.9%	588
CV at Trussville	Birmingham	1996	376	410,340	96.3%	710
CG at Traditions	Gulf Shores	2007	324	321,744	96.0%	590
Cypress Village Rental	Gulf Shores	2008	96	205,992	96.9%	1,162
CG at Edgewater	Huntsville	1990/99	500	542,892	92.6%	715
CG at Madison	Huntsville	1999	336	354,592	95.2%	790
CV at Ashford Place	Mobile	1983	168	145,600	94.6%	581
CV at Huntleigh Woods	Mobile	1978	233	198,861	95.7%	549
Subtotal — Alabama			3,265	3,355,263	95.0%	710
Arizona:
CG at Inverness Commons	Scottsdale	2002	300	305,904	96.7%	699
CG at OldTown Scottsdale North	Scottsdale	1995	208	205,984	95.2%	839
CG at OldTown Scottsdale South	Scottsdale	1994	264	264,728	97.0%	854
CG at Scottsdale	Scottsdale	1999	180	201,610	95.6%	898
Subtotal — Arizona			952	978,226	96.2%	813
Florida:
CG at Heather Glen	Orlando	2000	448	523,228	96.0%	953
CG at Heathrow	Orlando	1997	312	353,040	97.8%	899
CG at Town Park Reserve	Orlando	2004	80	77,412	96.3%	1,083
CG at Town Park	Orlando	2002	456	535,340	95.0%	999
CV at Twin Lakes	Orlando	2004	460	417,808	95.7%	808
CG at Lakewood Ranch	Sarasota	1999	288	301,656	97.9%	1,037
CG at Hampton Preserve (5)	Tampa	2011	486	516,888	LU	LU
CG at Seven Oaks	Tampa	2004	318	301,684	97.8%	886
Subtotal — Florida			2,848	3,027,056	96.4%	933
Georgia:
CG at Barrett Creek	Atlanta	1999	332	309,962	96.4%	756
CG at Berkeley Lake	Atlanta	1998	180	244,217	98.9%	880
CG at McDaniel Farm	Atlanta	1997	425	450,783	94.8%	745
CG at Mount Vernon	Atlanta	1997	213	257,180	96.2%	1,012
CG at Pleasant Hill	Atlanta	1996	502	501,816	94.0%	703
CG at River Oaks	Atlanta	1992	216	276,208	97.2%	815
CG at River Plantation	Atlanta	1994	232	310,364	100.0%	806
CG at Shiloh	Atlanta	2002	498	533,362	95.8%	794
CG at Godley Station	Savannah	2005	312	337,344	98.4%	840
CG at Hammocks	Savannah	1997	308	323,844	93.2%	941
CV at Godley Lake	Savannah	2008	288	269,504	98.6%	813
CV at Greentree	Savannah	1984	194	165,216	96.9%	664
CV at Huntington	Savannah	1986	147	120,939	98.6%	731
CV at Marsh Cove	Savannah	1983	188	197,200	95.7%	781
Subtotal — Georgia			4,035	4,297,939	96.4%	800
Nevada:
CG at Desert Vista	Las Vegas	2008	380	338,284	93.2%	733
CG at Palm Vista	Las Vegas	2007	341	349,217	94.1%	817
Subtotal — Nevada			721	687,501	93.6%	746
North Carolina:
CV at Pinnacle Ridge	Asheville	1948/85	166	145,376	99.4%	705
CG at Ayrsley	Charlotte	2008	368	371,652	95.1%	814
CG at Beverly Crest	Charlotte	1996	300	279,823	95.0%	724
CG at Cornelius	Charlotte	2009	236	251,972	95.8%	810
CG at Huntersville	Charlotte	2008	250	247,908	95.6%	821

Consolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units (3)	Approximate Rentable Area(Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
CG at Legacy Park	Charlotte	2001	288	300,768	96.5%	725
CG at Mallard Creek	Charlotte	2004	252	232,646	96.8%	768
CG at Mallard Lake	Charlotte	1998	302	300,806	99.3%	746
CG at Matthews Commons	Charlotte	2008	216	203,280	99.1%	827
CG at University Center	Charlotte	2005	156	167,028	97.4%	738
CV at Chancellor Park	Charlotte	1999	340	326,710	96.5%	681
CV at Charleston Place	Charlotte	1986	214	172,405	96.7%	517
CV at Greystone	Charlotte	1998/2000	408	387,038	92.4%	597
CV at Matthews	Charlotte	1990	270	255,712	94.1%	765
CV at South Tryon	Charlotte	2002	216	236,088	97.7%	671
CV at Stone Point	Charlotte	1986	192	172,992	95.3%	628
CV at Timber Crest	Charlotte	1999	282	273,408	97.5%	612
Enclave	Charlotte	2008	85	107,696	95.3%	1,447
Heatherwood	Charlotte	1980	476	437,913	94.1%	590
CG at Autumn Park	Greensboro	2001/04	402	410,006	94.5%	747
CG at Arringdon	Raleigh	2003	320	311,200	99.4%	773
CV at Beaver Creek	Raleigh	2007	316	307,746	95.9%	732
CG at Brier Creek	Raleigh	2010	364	401,078	94.5%	878
CG at Crabtree Valley	Raleigh	1997	210	209,670	98.6%	723
CG at Patterson Place	Raleigh	1997	252	238,716	97.6%	794
CG at Trinity Commons	Raleigh	2000/02	462	484,404	95.9%	741
CV at Deerfield	Raleigh	1985	204	198,180	94.1%	738
CV at Highland Hills	Raleigh	1987	250	262,639	95.6%	723
CV at Woodlake	Raleigh	1996	266	255,124	94.7%	684
CG at Wilmington	Wilmington	1998/2002	390	355,896	96.9%	677
CV at Mill Creek	Winston-Salem	1984	220	209,680	93.6%	534
Glen Eagles	Winston-Salem	1990/2000	310	312,320	94.5%	589
Subtotal — North Carolina			8,983	8,827,880	95.9%	665
South Carolina:
CG at Commerce Park	Charleston	2008	312	306,336	96.2%	827
CG at Cypress Cove	Charleston	2001	264	303,996	92.0%	889
CG at Quarterdeck	Charleston	1986	230	218,880	99.1%	867
CV at Hampton Pointe	Charleston	1986	304	314,600	97.4%	752
CV at Waters Edge	Charleston	1985	204	187,640	97.1%	669
CV at Westchase	Charleston	1986	352	258,170	99.7%	627
CV at Windsor Place	Charleston	1984	224	213,440	100.0%	660
Subtotal — South Carolina			1,890	1,803,062	97.4%	753
Tennessee:
CG at Bellevue	Nashville	1996	349	344,954	98.3%	888
Subtotal — Tennessee			349	344,954	96.6%	888
Texas:
CG at Ashton Oaks	Austin	2008	362	307,514	97.5%	745
CG at Canyon Creek	Austin	2007	336	348,960	96.7%	826
CG at Onion Creek	Austin	2008	300	312,520	96.7%	919
CG at Round Rock	Austin	2007	422	429,400	94.5%	815
CG at Silverado	Austin	2004	238	239,668	95.4%	814
CG at Silverado Reserve	Austin	2006	256	266,146	95.3%	914
CG at Wells Branch	Austin	2008	336	321,912	94.9%	825
CV at Canyon Hills	Austin	1995	229	183,056	95.2%	717
CV at Quarry Oaks	Austin	1996	533	459,842	95.3%	700
CV at Sierra Vista	Austin	1999	232	205,604	99.1%	681
CG at Bear Creek	Dallas/Fort Worth	1998	436	395,137	92.2%	823
CG at Hebron (5)	Dallas/Fort Worth	2011	312	350,184	LU	LU
CG at Valley Ranch	Dallas/Fort Worth	1995	396	462,104	96.7%	1,017
CR at Medical District	Dallas/Fort Worth	2007	278	241,542	95.0%	1,011
CV at Grapevine	Dallas/Fort Worth	1985	450	387,244	94.0%	696
CV at Main Park	Dallas/Fort Worth	1984	192	180,258	96.4%	715
CV at North Arlington	Dallas/Fort Worth	1985	240	190,540	87.1%	580
CV at Oakbend	Dallas/Fort Worth	1997	426	382,769	94.1%	731
CV at Shoal Creek	Dallas/Fort Worth	1996	408	381,756	95.6%	774

Consolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units (3)	Approximate Rentable Area(Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
CV at Vista Ridge	Dallas/Fort Worth	1985	300	237,468	93.3%	562
CV at Willow Creek	Dallas/Fort Worth	1996	478	426,764	94.6%	719
Remington Hills	Dallas/Fort Worth	1985	362	346,592	96.1%	691
Subtotal — Texas			7,522	7,056,980	96.7%	701
Virginia:
Autumn Hill	Charlottesville	1970	425	369,579	97.4%	666
CV at Harbour Club	Norfolk	1988	213	193,163	92.0%	812
CV at Tradewinds	Norfolk	1988	284	279,884	92.6%	818
Ashley Park	Richmond	1988	272	194,464	93.8%	645
CR at West Franklin	Richmond	1964/65	332	169,854	97.0%	660
CV at Chase Gayton	Richmond	1984	328	311,266	94.2%	797
CV at Hampton Glen	Richmond	1986	232	177,760	98.3%	806
CV at Waterford	Richmond	1990	312	288,840	97.1%	815
CV at West End	Richmond	1987	224	156,332	96.0%	737
CV at Greenbrier	Washington DC	1988	258	216,765	99.2%	853
Subtotal — Virginia			2,880	2,357,907	95.9%	753
TOTAL			33,445	32,736,768	95.6%	$770
____________________________

(1)	In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand, CR as an abbreviation for Colonial Reserve and CV as an abbreviation for Colonial Village.

(2)	Represents year initially completed and, where applicable, year(s) in which additional phases were completed at the property.

(3)	For purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2011.

(4)	Represents weighted average rental rate per unit of the 110 consolidated multifamily properties at December 31, 2011.

(5)	These properties are currently in lease-up and are not included in the Percent Occupied and Average Rental Rate per Unit property totals.
The following table sets forth certain additional information relating to the unconsolidated multifamily properties as of and for the year ended December 31, 2011.
Unconsolidated Multifamily Properties

Unconsolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units(3)	Approximate Rentable Area (Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
Georgia:
CG at Huntcliff	Atlanta	1997	358	364,633	95.0%	$795
Subtotal — Georgia			358	364,633	96.1%	795
North Carolina:
CG at Research Park (Durham)	Raleigh	2002	370	384,512	93.5%	766
Subtotal — North Carolina			370	384,512	93.5%	766
Texas:
Belterra	Fort Worth	2006	288	278,292	93.8%	857
Subtotal — Texas			288	278,292	93.8%	857
TOTAL			1,016	1,027,437	94.2%	$797
_____________________________

(1)
We hold between a 10% and 20% noncontrolling interest in the unconsolidated joint venture that owns these properties. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand.

(2)	Represents year initially completed.

(3)	For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2011.

(4)	Represents weighted average rental rate per unit of the four unconsolidated multifamily properties not in lease-up at December 31, 2011.
The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our consolidated multifamily properties:

Year-End	Number of Units (1)	Percent Leased (2)	Average Base Rental Rate Per Unit (3)
December 31, 2011	33,445	95.6%	$770
December 31, 2010	32,229	95.9%	721
December 31, 2009	31,520	94.7%	761
December 31, 2008	30,353	94.1%	784
December 31, 2007	30,371	96.0%	880
_____________________________

(1)	For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at the end of the respective period.

(2)	Represents weighted average occupancy of the multifamily properties that were not in lease up at the end of the respective period.

(3)	Represents weighted average rental rate per unit of the consolidated multifamily properties at the end of the respective period.
The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our unconsolidated multifamily properties:

Year-End	Number of Units (1)	Percent Leased (2)	Average Base Rental Rate Per Unit (3)
December 31, 2011	1,016	94.2%	$797
December 31, 2010	1,340	94.1%	727
December 31, 2009	2,004	94.0%	762
December 31, 2008	4,246	92.3%	800
December 31, 2007	5,943	96.1%	803
_____________________________

(1)	For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at the end of the respective period.

(2)	Represents weighted average occupancy of the multifamily properties that were note in lease up at the end of the respective period.

(3)	Represents weighted average rental rate per unit of the unconsolidated multifamily properties at the end of the respective period.
For-Sale Residential
As of December 31, 2011, we had two consolidated developments, including one for-sale development and one lot development. As of December 31, 2011, we had approximately $10.1 million of capital cost, net of $10.5 million of non-cash impairment charges (based on book value, including pre-development and land costs) invested in these two consolidated projects. See Note 3 - "Real Estate Activity - For-Sale Activities" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional discussion.
Commercial Properties
Our commercial segment is comprised of 40 properties, consisting of nine wholly-owned consolidated properties and 31 properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of approximately 11.2 million net rentable square feet. The commercial properties range in size from approximately 30,000 square feet to 922,000 square feet. All of the commercial properties are managed by us, except Metropolitan Midtown — Retail, which is managed by an affiliated third party.
The following table sets forth certain additional information relating to our consolidated commercial properties as of and for the year ended December 31, 2011:

Consolidated Commercial Properties

Consolidated Commercial Properties (1)	Location	Year Completed (2)	Net Rentable Area (Square Feet) (3)	Anchor Owned Square Feet(4)	Percent Leased (5)	Total Annualized Base Rent (6)	Average Base Rent Per Leased Square Foot (7)
Alabama:
Colonial Brookwood Village	Birmingham	1973/91/2000	604,050	231,953	90.1%	$4,505,385	$25.31
Colonial Promenade Tannehill	Birmingham	2008	444,994	210,982	94.6%	1,708,827	19.89
Colonial Promenade Alabaster	Birmingham	2005	611,549	392,868	100.0%	1,199,464	19.98
Colonial Center Brookwood Village	Birmingham	2007	169,965	—	100.0%	4,960,243	29.18
Craft Farms- Publix	Gulf Shores	2010	67,735	—	88.2%	276,167	19.48
Subtotal-Alabama			1,898,293	835,803	94.6%	12,650,086	24.90
Georgia:
Three Ravinia	Atlanta	1991	813,748	—	93.6%	17,986,003	24.74
Subtotal-Georgia			813,748	—	93.6%	17,986,003	24.74
Louisiana:
Colonial Promenade Nord du Lac Phase I	Covington	2010	274,994	87,410	88.0%	493,334	14.37
Subtotal-Louisiana			274,994	87,410	88.0%	493,334	14.37
North Carolina:
Metropolitan Midtown Retail	Charlotte	2008	171,929	—	89.9%	1,079,071	26.95
Metropolitan Midtown Office	Charlotte	2008	170,402	—	89.4%	4,009,178	28.74
Subtotal-North Carolina			342,331	—	89.6%	5,088,249	28.34
TOTAL			3,329,366	923,213	93.0%	$36,217,672	$25.00
_____________________________

(1)	At December 31, 2011, the nine properties listed above are 100% owned by us.

(2)	Represents year initially completed and, where applicable, years in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Net Rentable Area for retail properties includes leasable area and space owned by anchor tenants.

(4)	Represents space owned by anchor tenants.

(5)	Percent leased excludes anchor-owned space.

(6)	Total Annualized Base Rent includes all base rents at our wholly-owned properties for leases in place at December 31, 2011.

(7)	Average Base Rent per Leased Square Foot excludes retail anchor tenants over 10,000 square feet.
The following table sets forth certain additional information relating to the unconsolidated commercial properties as of and for the year ended December 31, 2011:

Unconsolidated Commercial Properties

Unconsolidated Commercial Properties (1)	Location	Year Completed (2)	Net Rentable Area Square Feet (3)	Anchor Owned Square Feet (4)	Percent Leased (5)	Total Annualized Base Rent (6)	Average Rent Per Leased Square Foot (7)
Alabama:
Colonial Promenade Hoover	Birmingham	2002	380,632	215,766	88.7%	$1,055,469	$18.38
Colonial Shoppes Colonnade	Birmingham	1989/2005	106,462	—	77.5%	985,300	18.83
Colonial Center Blue Lake	Birmingham	1982/2005	166,590	—	72.8%	2,097,643	20.21
Colonial Center Colonnade	Birmingham	1989/99	419,387	—	85.9%	7,298,517	21.69
Riverchase Center	Birmingham	1985	306,143	—	82.8%	2,653,581	10.99
Land Title Building	Birmingham	1975	29,971	—	100.0%	410,919	13.71
International Park	Birmingham	1987/99	211,142	—	85.0%	3,249,220	20.91
Independence Plaza	Birmingham	1979/2000	106,216	—	98.4%	1,895,080	19.22
Colonial Plaza	Birmingham	1982/99	170,850	—	97.3%	2,929,323	18.00
Colonial Center Lakeside	Huntsville	1989/90	122,162	—	100.0%	2,056,955	17.97
Colonial Center Research Park	Huntsville	1999	133,750	—	86.1%	2,007,561	19.30
Colonial Center Research Place	Huntsville	1979/84/88	274,657	—	95.9%	4,143,410	15.73
DRS Building	Huntsville	1972/86/90/2003	215,485	—	100.0%	1,923,432	8.93
Regions Center	Huntsville	1990	154,297	—	92.1%	2,611,169	19.00
Perimeter Corporate Park	Huntsville	1986/89	234,597	—	97.9%	4,470,635	19.56
Progress Center	Huntsville	1987/89	221,992	—	86.6%	2,642,870	13.74
Research Park Office Center	Huntsville	1998/99	236,453	—	95.0%	3,138,896	13.97
Northrop Grumman	Huntsville	2007	110,275	—	100.0%	1,517,466	13.76
Colonial Promenade Madison	Madison	2000	110,655	—	95.7%	394,150	15.68
Subtotal-Alabama			3,711,716	215,766	90.5%	47,481,596	16.64
Florida:
Colonial Promenade TownPark	Orlando	2005	198,364	—	88.9%	1,861,226	25.97
901 Maitland Center	Orlando	1985	158,378	—	74.1%	2,022,930	18.17
Colonial Center at TownPark	Orlando	2001	657,844	—	91.3%	12,690,910	21.50
Colonial Center Heathrow	Orlando	1988/96/97/98/99/2000/01	922,266	—	79.7%	13,271,897	19.29
Colonial TownPark Office	Orlando	2004	37,970	—	45.5%	413,722	23.94
Colonial Center at Bayside	Tampa	1988/94/97	212,896	—	65.2%	2,636,410	18.98
Colonial Place I & II	Tampa	1984/1986	372,585	—	72.1%	6,542,837	24.95
Concourse Center	Tampa	1982/83/84/2003/05	294,371	—	74.3%	4,222,442	19.57
Subtotal-Florida			2,854,674	—	79.6%	43,662,374	20.84
Georgia:
The Peachtree	Atlanta	1989	316,635	—	85.4%	6,414,664	24.33
Subtotal-Georgia			316,635	—	85.4%	6,414,664	24.33
North Carolina:
Esplanade	Charlotte	1981/2007	202,810	—	81.1%	2,979,400	19.17
Subtotal-North Carolina			202,810	—	81.1%	2,979,400	19.17
Tennessee:
Colonial Promenade Smyrna	Smyrna	2008	415,835	267,502	96.6%	1,480,206	20.39
Subtotal-Tennessee			415,835	267,502	93.2%	1,480,206	20.39
Texas:
Research Park Plaza III and IV	Austin	2001	360,169	—	94.5%	8,301,201	24.40
Subtotal-Texas			360,169	—	94.5%	8,301,201	24.40
TOTAL			7,861,839	483,268	86.1%	$110,319,441	$19.08
_____________________________

(1)	We hold between a 10% and 50% noncontrolling interest in the unconsolidated joint ventures that own these properties.

(2)	Represents year initially completed and, where applicable, years in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Net Rentable Area for retail properties includes leasable area and space owned by anchor tenants.

(4)	Represents space owned by anchor tenants.

(5)	Percent leased excludes anchor-owned space.

(6)	Total Annualized Base Rent includes all base rents at our partially-owned properties for leases in place at December 31, 2011.

(7)	Average Base Rent per Leased Square Foot excludes retail anchor tenants over 10,000 square feet.
The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2011, for our consolidated commercial properties:

Year of Lease Expiration	Number of Tenants with Expiring Leases	Net Rentable Area of Expiring Leases (Square Feet) (1)	Annualized Base Rent of Expiring Leases (1) (2)	Percent of Total Annualized Base Rent Represented by Expiring Leases (1)
2012	35	112,350	$2,577,588	6.6%
2013	29	81,571	1,769,794	4.6%
2014	20	78,664	1,443,694	3.7%
2015	28	161,865	3,201,078	8.3%
2016	28	271,202	2,906,152	7.5%
Thereafter	70	1,532,970	26,865,412	69.3%
	210	2,238,622	$38,763,718	100.0%
_____________________________

(1)	Excludes approximately 167,297 square feet of space not leased as of December 31, 2011.

(2)	Annualized base rent is calculated using base rents as of December 31, 2011.
The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2011, for our unconsolidated commercial properties:

Year of Lease Expiration	Number of Tenants with Expiring Leases	Net Rentable Area of Expiring Leases (Square Feet) (1)	Annualized Base Rent of Expiring Leases (1) (2)	Percent of Total Annualized Base Rent Represented by Expiring Leases (1)
2012	138	1,138,133	$22,019,724	18.8%
2013	126	800,351	15,688,627	13.4%
2014	98	679,534	13,355,985	11.4%
2015	87	1,094,524	17,401,127	14.8%
2016	59	816,663	15,170,617	12.9%
Thereafter	108	2,008,512	33,597,105	28.7%
	616	6,537,717	$117,233,185	100.0%
_____________________________

(1)	Excludes approximately 1,022,584 square feet of space not leased as of December 31, 2011.

(2)	Annualized base rent is calculated using base rents as of December 31, 2011.
The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our consolidated commercial properties:

Year-End	Rentable Area (Square Feet)	Total Percent Leased	Average Base Rent Per Leased Square Foot (1)
December 31, 2011	3,329,366	93.0%	$25.00
December 31, 2010	3,471,161	87.8%	25.49
December 31, 2009	3,228,671	89.9%	26.88
December 31, 2008	2,270,880	96.8%	24.87
December 31, 2007	1,249,000	95.4%	22.49
_____________________________

(1)	Average Base Rent per Leased Square Foot excludes retail anchor tenants over 10,000 square feet.
The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our unconsolidated commercial properties:

Year-End	Rentable Area (Square Feet)	Total Percent Leased	Average Base Rent Per Leased Square Foot (1)
December 31, 2011	7,861,839	86.1%	$19.08
December 31, 2010	8,918,375	89.5%	19.32
December 31, 2009	9,572,246	89.9%	19.42
December 31, 2008	21,842,150	89.5%	19.82
December 31, 2007	25,380,000	91.4%	19.23
_____________________________

(1)	Average Base Rent per Leased Square Foot excludes retail anchor tenants over 10,000 square feet.

Undeveloped Land
We currently own various parcels of land that are held for future developments. Land adjacent to multifamily properties typically would be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at commercial properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings and expansion of shopping centers, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers. During 2011, as we continued to see market fundamentals improving, we initiated additional strategic developments that had been previously postponed. As we continue to monitor the market fundamentals, we will look for opportunities to continue to grow the company through development efforts on undeveloped land we already own and by disposing of land, including for-sale residential assets, land held for future for-sale and mixed use developments and commercial outparcels.
Property Markets
The table below sets forth certain information with respect to the geographic concentration of our consolidated properties as of December 31, 2011.
Geographic Concentration of Consolidated Properties

State	Units (1)	% of Total Units	NRA (2)	% of Total NRA
Alabama	3,265	9.8%	1,898,293	57.0%
Arizona	952	2.8%	—	—
Florida	2,848	8.5%	—	—%
Georgia	4,035	12.1%	813,748	24.4%
Louisiana	—	—	274,994	8.3%
Nevada	721	2.2%	—	—
North Carolina	8,983	26.8%	342,331	10.3%
South Carolina	1,890	5.7%	—	—
Tennessee	349	1.0%	—	—
Texas	7,522	22.5%	—	—
Virginia	2,880	8.6%	—	—
Total	33,445	100.0%	3,329,366	100.0%
_____________________________

(1)	Units (in this table only) refer to multifamily apartment units.

(2)	NRA refers to net rentable area of commercial space, which includes gross leasable area and space owned by anchor tenants.
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
Mortgage Financing
As of December 31, 2011, we had approximately $1.8 billion of collateralized and unsecured indebtedness outstanding with a weighted average interest rate of 5.25% and a weighted average maturity of 4.8 years. Of this amount, approximately $694.7 million was collateralized mortgage financing and $1.1 billion was unsecured debt. Our mortgaged indebtedness was collateralized by 36 of our consolidated properties and carried a weighted average interest rate of 5.64% and a weighted average maturity of 7.2 years. The following table sets forth our secured and unsecured indebtedness as of December 31, 2011, in more detail.

				Anticipated Annual
			Principal	Debt Service
($ in thousands)	Interest		Balance as of	1/1/2012	Maturity	Balance Due
Property (1)	Rate		12/31/2011	12/31/2012	Date	on Maturity
Multifamily Properties
CG at Wilmington	5.380%		$26,870	$1,446	4/1/2015	$26,870
CV at Timber Crest	3.220%	(2)	12,776	411	8/15/2015	12,776
CV at Matthews	5.800%		14,381	834	3/29/2016	14,381
CG at Trinity Commons	5.430%		30,244	1,642	4/1/2018	30,244
CG at Arringdon (3)	6.040%		18,104	1,093	2/27/2019	18,104
CG at Bear Creek (3)	6.040%		22,568	1,363	2/27/2019	22,568
CG at Beverly Crest (3)	6.040%		14,521	877	2/27/2019	14,521
CG at Brier Creek (3)	6.040%		23,888	1,443	2/27/2019	23,888
CG at Crabtree Valley (3)	6.040%		9,869	596	2/27/2019	9,869
CG at Heathrow (3)	6.040%		19,299	1,166	2/27/2019	19,299
CG at Liberty Park (3)	6.040%		16,703	1,009	2/27/2019	16,703
CG at Mallard Creek (3)	6.040%		14,647	885	2/27/2019	14,647
CG at Mallard Lake (3)	6.040%		16,533	999	2/27/2019	16,533
CG at Mount Vernon (3)	6.040%		14,364	868	2/27/2019	14,364
CG at Patterson Place (3)	6.040%		14,396	870	2/27/2019	14,396
CG at Round Rock (3)	6.040%		22,945	1,386	2/27/2019	22,945
CG at Shiloh (3)	6.040%		28,540	1,724	2/27/2019	28,540
CV at Oakbend (3)	6.040%		20,305	1,226	2/27/2019	20,305
CV at Quarry Oaks (3)	6.040%		25,145	1,519	2/27/2019	25,145
CV at Shoal Creek (3)	6.040%		21,373	1,291	2/27/2019	21,373
CV at Sierra Vista (3)	6.040%		10,215	617	2/27/2019	10,215
CV at West End (3)	6.040%		11,818	714	2/27/2019	11,818
CV at Willow Creek (3)	6.040%		24,768	1,496	2/27/2019	24,768
CG at Barrett Creek (4)	5.310%		18,378	976	6/1/2019	18,378
CG at Edgewater (4)	5.310%		26,456	1,405	6/1/2019	26,456
CG at Huntersville (4)	5.310%		14,165	752	6/1/2019	14,165
CG at Madison (4)	5.310%		21,473	1,140	6/1/2019	21,473
CG at River Oaks (4)	5.310%		11,147	592	6/1/2019	11,147
CG at Seven Oaks (4)	5.310%		19,774	1,050	6/1/2019	19,774
CG at Town Park (4)	5.310%		31,434	1,669	6/1/2019	31,434
CV at Greystone (4)	5.310%		13,532	719	6/1/2019	13,532
CG at Canyon Creek	5.640%		15,172	856	9/14/2019	15,172
CG at Bellevue (5)	5.020%		22,400	1,124	7/1/2020	22,400
CG at Valley Ranch (5)	5.020%		25,400	1,275	7/1/2020	25,400
CV at Twin Lakes (5)	5.020%		25,400	1,275	7/1/2020	25,400
CG at Godley Station	5.550%		15,659	869	6/1/2025	15,659
Other debt:
Unsecured Credit Facility	1.350%	(2)	184,000	2,475	6/21/2012	184,000
Senior Unsecured Notes	6.875%		79,938	5,496	8/15/2012	79,938
Senior Unsecured Notes	6.150%		99,482	6,117	4/15/2013	99,482
Senior Unsecured Notes	6.250%		191,921	11,995	6/15/2014	191,921
Senior Unsecured Notes	5.500%		184,581	10,152	10/1/2015	184,581
Senior Unsecured Notes	6.050%		75,143	4,546	9/1/2016	75,143
Senior Unsecured Term Loan (6)	5.000%		250,000	12,500	7/22/2018	250,000
TOTAL CONSOLIDATED DEBT	5.254%		$1,759,727	$92,458		$1,759,727
_____________________________

(1)	In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Represents variable rate debt.

(3)	These properties are cross-collateralized under the same secured credit facility and bear a weighted average interest rate of 6.04%.

(4)	These properties are cross-collateralized under the same secured credit facility and bear a weighted average interest rate of 5.31%.

(5)	These properties are cross-collateralized under the same secured credit facility and bear a fixed interest rate of 5.02%.

(6)
Represents the outstanding balance as of December 31, 2011 of our senior unsecured term loan entered into on July, 11, 2011. We entered into two interest rate swaps to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points. See Note 14 - "Financing Activities - Senior Unsecured Term Loan" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K.

In addition to our consolidated debt, the majority of our unconsolidated joint venture properties are subject to mortgage loans. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. Our pro-rata share of such indebtedness as of December 31, 2011, was $147.8 million. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace other outstanding joint venture indebtedness (which may also include, for example, property dispositions), which cooperation may include additional capital contributions from time to time. See Item 1A — “Risk Factors — Risks Associated with Our Operations — Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.”
In addition, we have made certain guarantees in connection with our investment in unconsolidated joint ventures (see Note 19 - "Contingencies, Guarantees and Other Arrangements" to the Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K).

Item 3.	Legal Proceedings.
Colonial Grand at Traditions Litigation
As previously disclosed, during April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of the construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture (the “Joint Venture”), in which the Company has a 35% interest. Construction at this site is complete and the project was placed into service during 2008. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee. The construction loan, which had a balance of $35.5 million as of June 17, 2011 (including accrued interest), matured by its terms on April 15, 2010. In October 2010, Regions Bank, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantee from each of the guarantors, including the Company, together with outstanding interest on the loan. On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace the Company as property manager and take control of the property's cash flow. Regions Bank subsequently transferred all of its interest in the construction loan to MLQ-ELD, L.L.C. (“MLQ”) and MLQ initiated foreclosure proceedings with respect to the property in January 2011 and was allowed to substitute itself in place of Regions Bank in the existing litigation in May 2011. On June 17, 2011, the Company purchased the outstanding note and related loan documents from the lender for $21.1 million. See Note 14 - “Financing Activities - Acquisition of Outstanding Mortgage Loan”. The Company has been substituted as the plaintiff in the action and the claims originally asserted by Regions against the Company on the guarantee were dismissed. On August 1, 2011, the Company acquired the joint venture's property through foreclosure.
Separately, in December 2010, SM Traditions Associates, LLC, which owns a 65% interest in the Joint Venture, and the Joint Venture (together, the "JV Parties") filed cross-claims in the Circuit Court of Baldwin County, Alabama against the Company and certain of its subsidiaries (collectively, the “Colonial Parties”), in connection with the development and management of the Colonial Grand at Traditions by the Colonial Parties. The JV Parties assert several claims relating to the Company's oversight and involvement in the development and construction of the property, including breach of management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duty. The JV Parties also assert that the Colonial Parties conspired with Regions Bank in connection with the activities alleged. The JV Parties have made a demand for an accounting of the costs of development and construction and claim damages of at least $13.0 million, plus attorney's fees.
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
James Island Litigation
As previously disclosed, the Trust and CRLP are parties to lawsuits arising out of alleged construction deficiencies with respect to condominium units at the Company's Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all 230 units were sold during 2006. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County, in March 2010, against various parties involved in the development and construction of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking an unspecified amount of damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss.
UCO Litigation

The Company is involved in a contract dispute with a general contractor in connection with construction cost overruns with respect to certain of our for-sale projects, which were being developed in a joint venture in which the Company is a majority owner. The contractor is affiliated with the Company's joint venture partner.

In connection with the dispute, in January 2008, the contractor filed a lawsuit in the Circuit Court of Baldwin County against the Company alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, seeking $10.3 million in damages, plus consequential and punitive damages. In December 2011, following a jury trial, the plaintiffs were awarded compensatory damages of approximately $4.8 million for their claims and the Company was awarded compensatory damages of approximately $0.5 million for its claims (for a net amount of approximately $4.3 million in favor of the plaintiffs). In January 2012, the plaintiffs filed post-trial motions, including a request for an amendment to the judgment to add $4.8 million for attorneys' fees and interest costs. The Company is vigorously pursuing the reversal or reduction of this award and contesting the plaintiffs' post-trial motion. However, no assurance can be given that the matter will be resolved in the Company's favor.

Following the judgment, and after considering various factors, including existing law and precedent, the opinions and views of legal counsel and other advisers, our experience with other litigation matters, the facts available to us at the time of assessment, and the actions we have taken and are taking in response to the proceeding, the Company determined that a loss associated with this litigation was probable and the amount was reasonably estimable and, accordingly, recorded a $3.3 million charge in the fourth quarter 2011 to its loss contingency accrual. This charge is reflected in “Impairment and other losses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). However, no assurance can be given that additional charges will not need to be taken in future periods.

The Company and joint venture were also sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. In April 2011, an arbitrator awarded rescission rights in favor of the purchasers. The Company is pursuing its post-arbitration appellate rights, but no prediction of the likelihood, or amount of, any resulting loss or recovery can be made at this time, and no assurance can be given that the matter will be resolved favorably.
In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations (see Note 20 - "Legal Proceedings" in the Notes to Consolidated Financial Statements of the Trust and CRLP in Item 8 of this Form 10-K).

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Trust’s common shares are traded on the NYSE under the symbol “CLP.” The following sets forth the high and low sale prices for the common shares for each quarter in the two-year period ended December 31, 2011, as reported by the New York Stock Exchange Composite Tape, and the distributions paid by us with respect to each such period.

	Calendar Period	High	Low	Distribution
2011
	First Quarter	$20.05	$17.96	$0.15
	Second Quarter	$21.37	$18.60	$0.15
	Third Quarter	$22.00	$16.84	$0.15
	Fourth Quarter	$21.18	$16.24	$0.15
2010
	First Quarter	$13.89	$10.36	$0.15
	Second Quarter	$17.27	$12.70	$0.15
	Third Quarter	$17.05	$13.20	$0.15
	Fourth Quarter	$19.79	$16.13	$0.15
On February 24, 2012, the last reported sales price of the Trust’s common shares on the NYSE was $20.81. On February 6, 2012, the Trust had approximately 2,777 shareholders of record.
There is no established public trading market for CRLP’s common units. The common unitholders of CRLP received quarterly distributions in same amounts as the common shareholders of the Trust (as set forth in the table above) during the two years ended December 31, 2011 and 2010. On February 6, 2012, CRLP had 61 holders of record of common units and 7,169,388 common units outstanding, excluding the 87,759,798 common units owned by the Trust.

Issuance of Unregistered Equity Securities

During the period from October 1, 2011 through December 31, 2011, the Trust issued the following common shares in exchange for common units of CRLP:

Units Exchanged/
Date	Shares Issued
October 11, 2011	29,820
October 31, 2011	50,000
In each case, the units were tendered for redemption by limited partners of CRLP in accordance with the terms of CRLP’s Third Amended and Restated Agreement of Limited Partnership, as amended, which was amended and restated on January 27, 2012 by the Fourth Amended and Restated Agreement of Limited Partnership (the “CRLP Partnership Agreement”). All of the 79,820 common shares were issued to limited partners of CRLP in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, based on an exchange ratio of one common share for each common unit of CRLP.
The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Plan, its Trustee Share Option Plan, its 2008 Omnibus Incentive Plan, as amended (the "Omnibus Incentive Plan"), its Employee Share Option and Restricted Share Plan and its Employee Share Purchase Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to the CRLP Partnership Agreement, each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended December 31, 2011, CRLP issued 92,377 common units to the Trust for direct investments and other issuances under these plans for an aggregate of approximately $0.3 million.

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
Issuer Purchases of Equity Securities
A summary of our repurchases of the Trust’s common shares for the three months ended December 31, 2011 is as follows:

			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet be
	Total Number of Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans
October 1 – October 31, 2011	2,852	$19.54	—	—
November 1 – November 30, 2011	462	$18.06	—	—
December 1 – December 31, 2011	592	$19.87	—	—
Total	3,906	$19.42	—	—
_____________________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Stock Option Plan and Restricted Stock Plan and our Omnibus Incentive Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended December 31, 2011, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

Item 6.	Selected Financial Data.
The following tables set forth selected financial and operating information on a historical basis for each of the five years ended December 31, 2011, for the Trust and CRLP. The following information should be read together with the consolidated financial statements of the Trust and CRLP and notes thereto included in Item 8 of this Form 10-K. Our historical results may not be indicative of future results due to, among other things, our evolution to a multifamily-focused REIT in 2007 and our decision in 2009 to accelerate the disposal of our for-sale residential assets and land held for future for-sale residential and mixed-use developments and to postpone future development activities until late 2010 when the economic environment began to improve.

COLONIAL PROPERTIES TRUST
SELECTED FINANCIAL INFORMATION

($ in thousands, except per share data)	2011	2010	2009	2008	2007
OPERATING DATA (1)
Total revenue	$381,310	$351,228	$325,041	$328,844	$408,118
Expenses:
Depreciation and amortization	131,886	125,222	111,626	99,511	114,974
Impairment and other losses (2)	5,736	1,308	10,388	93,116	44,413
Other operating	188,183	177,748	171,160	177,515	222,379
Income (loss) from operations	55,505	46,950	31,867	(41,298)	26,352
Interest expense	86,573	83,091	86,069	71,326	85,527
Debt cost amortization	4,767	4,618	4,941	5,019	6,539
Interest income	1,503	1,597	1,446	2,776	8,359
Gain (loss) from sale of property	115	(1,391)	5,875	6,776	314,292
Gain (loss) on retirement of debt	—	1,044	56,427	15,951	(9,792)
Other income, net	16,625	1,992	7,134	13,145	27,295
(Loss) income from continuing operations	(17,592)	(37,517)	11,739	(78,995)	274,440
Income (loss) from discontinued operations (2)	23,771	(1,026)	3,439	28,472	104,673
Dividends to preferred shareholders	—	5,649	8,142	8,773	13,439
Preferred unit repurchase gains	2,500	3,000	—	—	—
Preferred share issuance costs write-off	(1,319)	(4,868)	25	(27)	(360)
Distributions to preferred unitholders	3,586	7,161	7,250	7,251	7,250

Net income (loss) available to common shareholders (2)	$3,428	$(48,054)	$(509)	$(55,429)	$342,642

Income (loss) per share — basic:
Continuing Operations	$(0.22)	$(0.66)	$(0.04)	$(1.70)	$5.47
Discontinued Operations	0.26	(0.01)	0.03	0.51	1.79
Net income (loss) per share — basic (3)	$0.04	$(0.67)	$(0.01)	$(1.19)	$7.26
Income (loss) per share — diluted:
Continuing Operations	$(0.22)	$(0.66)	$(0.04)	$(1.70)	$5.41
Discontinued Operations	0.26	(0.01)	0.03	0.51	1.78
Net income (loss) per share — diluted (3)	$0.04	$(0.67)	$(0.01)	$(1.19)	$7.19

Dividends declared per common share (4)	$0.60	$0.60	$0.70	$1.75	$13.29

BALANCE SHEET DATA
Land, buildings and equipment, net	$2,724,104	$2,706,988	$2,755,644	$2,665,700	$2,394,589
Total assets	3,258,605	3,171,134	3,172,632	3,155,169	3,229,830
Total long-term liabilities	1,759,727	1,761,571	1,704,343	1,762,019	1,641,839
Redeemable preferred stock	—	—	4	4	5

OTHER DATA
Funds from operations (5) *	$104,712	$81,310	$129,808	$920	$102,597
Cash flow provided by (used in)
Operating activities	118,086	109,707	108,594	117,659	99,030
Investing activities	(175,639)	(102,287)	(166,466)	(167,497)	657,456
Financing activities	59,051	(7,056)	53,277	(34,010)	(751,100)
Total properties (at end of year)	153	156	156	192	200
_________________________
Footnotes on following page

(1)	All periods have been adjusted in accordance with ASC 205-20, Discontinued Operations.

(2)
For 2011, 2010, 2009, 2008 and 2007, includes $0.2 million, $0.3 million, $12.3 million, including $2.1 million presented in Discontinued Operations, $116.9 million, including $25.5 million presented in Discontinued Operations, and $43.3 million, including $2.5 million presented in Discontinued Operations, respectively, in non-cash impairment charges.

(3)	All periods have been adjusted to reflect the adoption of ASC 260, Earnings per Share.

(4)
For 2007, includes a special distribution paid of $10.75 per share during the second quarter of 2007 as a result of our office and retail joint venture strategic transactions in which we sold 85% of our interests in 26 commercial assets into the DRA/CLP joint venture and 11 of our commercial assets into the OZRE joint venture. We disposed of our interests in the OZRE joint venture in late 2009.

(5)
Funds from Operations (FFO), as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before noncontrolling interest (determined in accordance with GAAP), excluding sales of depreciated property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and amortization, gains (or losses) from sales of properties and impairment write-downs (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in the company’s industry. We believe that the line on our consolidated statements of operations entitled “net income (loss) available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. On October 31, 2011, NAREIT issued updated guidance on FFO indicating that all companies should exclude impairment write-downs of depreciable real estate assets when computing FFO. Previously, our calculation of FFO did not exclude impairment write-downs of depreciable real estate assets. Therefore, we have changed our presentation of FFO to exclude impairment write-downs of depreciable real estate assets for all periods presented. Of the years presented herein, our FFO in 2009 and 2007 was impacted by this change in presentation. In addition to Management evaluating the operating performance of its reportable segments based on FFO results, Management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to key employees. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (A) as an alternative to net income (determined in accordance with GAAP), (B) as an indicator of financial performance, (C) as cash flow from operating activities (determined in accordance with GAAP) or (D) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of the company’s needs, including our ability to make distributions.

* Non-GAAP financial measure. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations” for reconciliation.

COLONIAL REALTY LIMITED PARTNERSHIP
SELECTED FINANCIAL INFORMATION

($ in thousands, except per unit data)	2011	2010	2009	2008	2007
OPERATING DATA (1)
Total revenue	$381,310	$351,228	$325,041	$328,844	$408,118
Expenses:
Depreciation and amortization	131,886	125,222	111,626	99,511	114,974
Impairment and other losses (2)	5,736	1,308	10,388	93,116	44,413
Other operating	188,183	177,748	171,160	177,515	222,379
Income (loss) from operations	55,505	46,950	31,867	(41,298)	26,352
Interest expense	86,573	83,091	86,069	71,326	85,534
Debt cost amortization	4,767	4,618	4,941	5,019	6,539
Interest income	1,503	1,597	1,446	2,776	7,598
Gain (loss) from sales of property	115	(1,391)	5,875	6,776	29,525
Gains (loss) on retirement of debt	—	1,044	56,427	15,951	(9,792)
Other income, net	16,625	1,992	7,134	13,145	27,295
(Loss) income from continuing operations	(17,592)	(37,517)	11,739	(78,995)	(11,095)
Income (loss) from discontinued operations (2)	23,771	(1,026)	3,439	28,472	104,673
Distributions to preferred unitholders	(3,586)	(12,810)	(15,392)	(16,024)	(20,689)
Preferred unit repurchase gains	2,500	3,000	—	—	—
Preferred unit issuance costs write-off	(1,319)	(4,868)	25	(27)	(360)

Net income (loss) available to common unitholders (2)	$3,721	$(53,122)	$(591)	$(66,654)	$56,179

Income (loss) per unit — basic:
Continuing operations	$(0.22)	$(0.66)	$(0.04)	$(1.70)	$5.47
Discontinued operations	0.26	(0.01)	0.03	0.51	1.79
Net income (loss) per unit — basic (3)	$0.04	$(0.67)	$(0.01)	$(1.19)	$7.26
Income (loss) per unit — diluted:
Continuing operations	$(0.22)	$(0.66)	$(0.04)	$(1.70)	$5.41
Discontinued operations	0.26	(0.01)	0.03	0.51	1.78
Net income (loss) per unit — diluted (3)	$0.04	$(0.67)	$(0.01)	$(1.19)	$7.19

Distributions per unit (4)	$0.60	$0.60	$0.70	$1.75	$2.75

BALANCE SHEET DATA
Land, buildings and equipment, net	2,724,104	2,706,987	2,755,643	2,665,698	2,394,587
Total assets	3,258,428	3,170,515	3,171,960	3,154,501	3,229,637
Total long-term liabilities	1,759,727	1,761,571	1,704,343	1,762,019	1,641,839

OTHER DATA
Total properties (at end of year)	153	156	156	192	200
________________________

(1)	All periods have been adjusted in accordance with ASC 205-20, Discontinued Operations.

(2)
For 2011, 2010, 2009, 2008 and 2007, includes $0.2 million, $0.3 million, $12.3 million, including $2.1 million presented in Discontinued Operations, $116.9 million, including $25.5 million presented in Discontinued Operations, and $43.3 million, including $2.5 million presented in Discontinued Operations, respectively, in non-cash impairment charges.

(3)	All periods have been adjusted to reflect the adoption of ASC 260, Earnings per Share.

(4)
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
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.4% limited partner interest as of December 31, 2011. The Trust conducts all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together, except as otherwise noted, with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in Item 8 of this Form 10-K.

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets, primarily through joint venture investments, and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 153 properties as of December 31, 2011, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of December 31, 2011, we owned or maintained a partial ownership in:

	Consolidated Properties		Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	110	(2)	33,445	3	1,016	113	34,461
Commercial properties	9		2,406,153	31	7,378,571	40	9,784,724
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.
In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of December 31, 2011, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 95.6% and 93.0% leased, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of December 31, 2011, held approximately 92.4% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
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
Business Strategy and Outlook
During 2011, our primary business directives were to grow the company, improve operations and achieve our balance sheet targets. We made significant progress on each of these directives as outlined below.

Grow the company
We continued to grow the company and improve our portfolio in 2011. We sold six wholly-owned multifamily apartment communities, representing 1,726 units, and two wholly-owned commercial assets for approximately $137.7 million and our interests in two commercial joint ventures for proceeds of approximately $27.6 million. We reinvested that capital into eight multifamily apartment communities located in Austin and Dallas, Texas, Charlotte and Raleigh, North Carolina, Charleston, South Carolina, Gulf Shores, Alabama and Las Vegas, Nevada. We continued the development of Colonial Grand at Hampton Preserve, located in Tampa, Florida, and started construction on two additional apartment community developments, Colonial Grand at Double Creek, located in Austin, Texas, and Colonial Grand at Lake Mary (Phase I), located in Orlando Florida. These eight acquisitions added 2,455 units to our multifamily portfolio and the three developments are expected to add 1,014 units once completed.
Improve operations
Favorable supply/demand dynamics led to strong momentum in the multifamily business during 2011. For the year ended December 31, 2011, our multifamily same-property revenue increased 4.4% while expenses increased 0.6% and same-property net operating income ("NOI") grew 7.3%, each when compared to the prior year (see Note 12 to the Trust's and CRLP's Consolidated Financial Statements - "Segment Information"). This improvement in operations was led by rental rate growth (increasing from $715 per unit in 2010 to $743 per unit in 2011 for our same-property portfolio), consistently high occupancy levels and strong expense controls.
Achieving balance sheet targets
We continued to reduce our leverage by issuing common equity through two continuous equity offering programs and selectively disposing of non-income producing assets, extended our debt maturities with a new senior unsecured term loan, and improved our fixed charge ratio with the repurchase of our remaining preferred securities. Our transactions in 2011 include the following:

•	issued 8,416,846 common shares under two “at-the-market” equity offering programs at an average issue price of $19.80 per share, which resulted in net proceeds of approximately $163.7 million;

•
closed on a $250.0 million senior unsecured term loan with a maturity date of August 1, 2018 and an interest rate fixed at 5.00% through maturity (based on the initial margin) through two interest rate swaps;

•	repurchased CRLP's remaining outstanding 7.25% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"); and

•	sold $6.0 million of various undeveloped land parcels.

We are expecting the momentum that we experienced in 2011 to carry into 2012. As such, our business directives for 2012 are similar to 2011. In 2012, our primary business directives are to grow the Company, improve our portfolio and continue efforts to maintain a strong balance sheet and improved margins to help re-establish an investment grade rating. We will look to grow the Company by improving operations in our multifamily portfolio and by developing multifamily apartment communities on land that we already own or on new sites in our Sunbelt markets. In addition, we may selectively acquire newer multifamily apartment communities that are attractively priced in our Sunbelt markets. We will look to improve our portfolio by recycling older multifamily apartment communities, as well as several commercial assets, in exchange for younger multifamily assets in top-quartile Sunbelt markets.
Executive Summary of Results of Operations
The following discussion of results of operations should be read in conjunction with the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP and related notes thereto included in Item 8 of this Form 10-K.
For the year ended December 31, 2011, the Trust reported net income available to common shareholders of $3.4 million, compared with net loss available to common shareholders of $48.1 million for the prior year period. For the year ended December 31, 2011, CRLP reported net income available to common unitholders of $3.7 million, compared with a net loss available to common unitholders of $53.1 million for the prior year period.
The principal factors that influenced our operating results for the year ended December 31, 2011 include:

•
a 4.4% increase in multifamily same-property revenue, from $283.1 million for the year ended December 31, 2010 to $295.6 million for the year ended December 31, 2011, primarily as a result of improving rental rates. In addition, multifamily same-property expenses increased 0.6%, from $120.1 million for the year ended December 31, 2010 to $120.7 million for the year ended December 31, 2011. Overall, these changes resulted in a 7.3% increase in same-property NOI when compared with the same period in 2010 (see Note 12 to the Trust's and CRLP's Consolidated Financial Statements - “Segment Information”);

•	the acquisition of eight multifamily apartment communities during 2011;

•	the sale of six wholly-owned multifamily apartment communities for proceeds of $105.8 million, resulting in a gain on sale of $20.7 million;

•	the sale of two wholly-owned commercial assets for proceeds of $31.9 million, resulting in a gain on sale of $3.1 million;

•	the sale of our 50% interest in Colonial Pinnacle Turkey Creek, located in Knoxville, Tennessee, which resulted in a gain of $18.8 million; and

•	the issuance of seven-year $250 million unsecured term loan at a fixed rate of 5.0%.

We define multifamily same-property communities as consolidated multifamily properties continuously owned during the periods presented since January 1 of the prior year. Same-property communities may be adjusted during the year to account for disposition activity.

Comparison of the Years Ended December 31, 2011 and 2010
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $373.3 million for the year ended December 31, 2011, compared to $339.5 million for the same period in 2010. The components of property-related revenues for the years ended December 31, 2011 and 2010 are:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2010 to 2011
Minimum rent (1)	$310,956	83%	$282,975	83%	10%
Tenant recoveries	10,934	3%	10,228	3%	7%
Other property-related revenue	51,373	14%	46,332	14%	11%
Total property-related revenues	$373,263	100%	$339,535	100%	10%
 _____________________________

(1)	Includes $0.9 million of rentals from affiliates for each of the years ended December 31, 2011 and 2010.
The increase in total property-related revenues of $33.7 million for the year ended December 31, 2011, as compared to the same period in 2010, was primarily attributable to increases in minimum rent resulting from properties acquired since December 31, 2010 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Years Ended		Change
	December 31,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$295,620	$283,115	$12,505
Acquisitions:
Multifamily	20,370	2,333	18,037
Developments:
Commercial	2,742	998	1,744
Other (2)	54,531	53,089	1,442
	$373,263	$339,535	$33,728
 _____________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,233 apartment units, continuously owned since January 1, 2010.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property-related revenues for our multifamily same-property communities increased $12.5 million, or 4.4%, for the year ended December 31, 2011 compared to the same period in 2010, primarily due to improvements in rental rates while maintaining consistently high occupancy levels. As a result, average monthly rent per unit for our multifamily same-property communities increased to $743 per unit for the year ended December 31, 2011 compared to $715 per unit for the same period in

2010.
Other non-property related revenue
Other non-property related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $8.0 million for the year December 31, 2011, compared to $11.7 million for the same period in 2010. The $3.7 million decrease is attributable to the loss, since December 31, 2010, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses

Total property-related expenses were $148.6 million for the year ended December 31, 2011, compared to $140.3 million for the same period in 2010. The components of property-related expenses for the year ended December 31, 2011 and 2010 are:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2010 to 2011
Property operating expenses	$106,067	71%	$100,305	71%	6%
Taxes, licenses and insurance	42,491	29%	40,009	29%	6%
Total property-related expenses	$148,558	100%	$140,314	100%	6%
The increase in total property-related expenses of $8.2 million for the year ended December 31, 2011, as compared to the same period in 2010, was primarily attributable to properties acquired since December 31, 2010. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Years Ended		Change
	December 31,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$120,730	$120,057	$673
Acquisitions:
Multifamily	8,179	1,022	7,157
Developments:
Multifamily	291	—	291
Commercial	911	415	496
Other (2)	18,447	18,820	(373)
	$148,558	$140,314	$8,244
_____________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,233 apartment units, continuously owned since January 1, 2010.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property management expenses
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses were $9.2 million for the year ended December 31, 2011, compared to $8.6 million for the same period in 2010. The $0.6 million increase in expenses was primarily related to a $0.4 million reduction in self-insurance reserves in 2010, which was based on an actuarial study of claims history.
General and administrative expenses
General and administrative expenses were $20.4 million for the year ended December 31, 2011, compared to $18.6 million for the same period in 2010. The $1.8 million increase in expenses is primarily attributable to a $1.5 million increase in salaries and incentive compensation and the effects of a $2.2 million reduction in self-insurance accruals in 2010 (which reduced general and administrative expense in 2010). These increases were partially offset by a $1.5 million decrease in legal expenses.
Management fee and other expenses
Management fee and other expenses consist of property management and other services provided to third parties. These expenses were $8.1 million for the year ended December 31, 2011, compared to $9.5 million for the same period in 2010. The $1.4 million reduction in management fee and other expenses was attributable to the termination of management contracts since December 31, 2010.
Depreciation

Depreciation expense was $123.5 million for the year ended December 31, 2011, compared to $116.4 million for the same period in 2010. The total increase in depreciation expense of $7.1 million for the year ended December 31, 2011, as compared to the same period in 2010, was primarily attributable to properties acquired since December 31, 2010 as follows:

	Years Ended		Change
	December 31,		from
($ in thousands)	2011	2010	2010 to 2011
Multifamily same-property communities (1)	$92,485	$92,818	$(333)
Acquisitions:
Multifamily	7,939	769	7,170
Developments:
Commercial	1,159	353	806
Other (2)	21,877	22,434	(557)
	$123,460	$116,374	$7,086
_____________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,233 apartment units, continuously owned since January 1, 2010.

(2)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities.
Impairment and other losses
Impairment and other losses expense was $5.7 million for the year ended December 31, 2011, compared to $1.3 million for the same period in 2010. See Note 3 - "Real Estate Activity - Impairment and Other Losses" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.
Interest expense
Interest expense was $86.6 million for the year ended December 31, 2011, compared to $83.1 million for the same period in 2010. The $3.5 million increase in expense is primarily the result of the interest rate on the $250.0 million senior unsecured term loan that was entered into in July 2011 being higher than the interest rate on our unsecured credit facility.
Income (loss) from partially-owned investments
Income from partially-owned investments was $17.5 million for the year ended December 31, 2011 compared to $3.4 million for the same period in 2010. Income recognized in 2011 is primarily due to the sale of our remaining 50% noncontrolling interest in Colonial Pinnacle Turkey Creek in Knoxville, Tennessee, in December 2011, partially offset by a reduction in our share of earnings from joint ventures. Income recognized in 2010 is primarily due to the sale of our remaining 50% noncontrolling interest in Parkway Place Mall in Huntsville, Alabama in October 2010.
Gain (loss) from sales of property
Gain (loss) from sales of property, net of income taxes, was a gain of $0.1 million for the year ended December 31, 2011 compared to a loss of $1.4 million for the same period in 2010. The loss in 2010 is the result of mitigation of structural settlement and infrastructure costs related to two commercial assets. Both of these assets were sold by CPSI in previous years, and therefore are expensed as additional development costs in "Gain (loss) from sales of property" in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.
Gain (loss) on disposal of discontinued operations
Gain (loss) on disposal of discontinued operations was $23.7 million for the year ended December 31, 2011 as a result of the disposition of six multifamily apartment communities and two commercial assets, compared to a $0.4 million loss for the same period in 2010.
Dividends to preferred shareholders
In September 2010, the Trust redeemed all of the outstanding Series D Preferred Depositary Shares (and CRLP repurchased all of the Series D Preferred Units); therefore, there were no dividends to preferred shareholders for the year ended December 31, 2011, compared to $5.6 million for the same period in 2010.

Preferred Unit Repurchase Gains

Preferred unit repurchase gains for the year ended December 31, 2011 was $2.5 million. This gain resulted from CRLP's repurchase of the remaining 1.0 million of the outstanding Series B Preferred Units in December 2011, representing a 5% discount.

Preferred Share/Unit Issuance Costs

Preferred unit issuance costs for year ended December 31, 2011 were $1.3 million. We wrote off the original preferred unit issuance costs related to the repurchase of CRLP's remaining Series B Preferred Units.
Comparison of the Years Ended December 31, 2010 and 2009

Property-related revenue

Total property-related revenues, which consist of minimum rent, tenant recoveries and other property-related revenue, were $339.5 million for the year ended December 31, 2010, compared to $310.0 million for the same period in 2009. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
					% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2009 to 2010
Minimum rent (1)	$282,975	83%	$265,980	86%	6%
Tenant recoveries	10,228	3%	4,332	1%	136%
Other property-related revenue	46,332	14%	39,690	13%	17%
Total property-related revenue	$339,535	100%	$310,002	100%	10%
 _____________________________

(1)	Includes $0.9 million and $0.1 million of rentals from affiliates for the years ended December 31, 2010 and 2009, respectively.

The increase in total property-related revenues of $29.5 million for the year ended December 31, 2010, as compared to the same period in 2009, was primarily attributable to properties acquired and the developments placed into service since 2009, as follows:

	Years Ended		Change
	December 31,		from 2009
($ in thousands)	2010	2009	to 2010
Multifamily same-property communities (1)	$278,990	$280,422	$(1,432)
Multifamily same-property community dispositions (2)	(14,300)	(14,327)	27
Acquisitions:
Multifamily (3)	5,856	1,095	4,761
Commercial	20,684	1,795	18,889
Developments:
Multifamily	7,114	3,740	3,374
Commercial	5,469	4,008	1,461
Other (4)	35,722	33,269	2,453
	$339,535	$310,002	$29,533
_____________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,173 apartment units, continuously owned during the periods presented since January 1, 2009.

(2)
Consists of the six multifamily same-property communities that were sold during 2011, containing 1,726 apartment units. Operations from these properties are reflected in "(Loss) income from discontinued operations" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009. See Note 13.

(4)	Includes all commercial properties and all multifamily communities other than same-property communities.

Average monthly rent per unit for our multifamily same-property communities decreased 5.2% to $715 per unit from $754 per unit for the same period in the prior year. The decrease in rent per unit was offset by increased physical occupancy, which was 96.0% as of December 31, 2010 compared to 94.7% as of December 31, 2009.

The $5.9 million increase in “Tenant recoveries” is primarily attributable to the two commercial assets acquired since 2009, which are included in “Acquisitions/Commercial” in the table above.

Other non-property related revenue

Other non-property related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $11.7 million for the year ended December 31, 2010, compared to $15.0 million for the same period in 2009. Of the $3.3 million decrease, $2.8 million is attributable to the termination of management contracts in connection with the disposition of our interest in certain joint ventures since 2009 and the remaining decrease is a result of a reduction in leasing commissions.

Property-related expenses

Total property-related expenses, which consist of property operating expenses and taxes, licenses and insurance, were $140.3 million for the year ended December 31, 2010, compared to $127.9 million for the same period in 2009. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
					% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2009 to 2010
Property operating expenses	$100,305	71%	$90,138	70%	11%
Taxes, licenses and insurance	40,009	29%	37,725	30%	6%
Total property-related expenses	$140,314	100%	$127,863	100%	10%

The increase in total property-related expenses of $12.5 million for the year ended December 31, 2010, as compared to the same period in 2009, was primarily attributable to properties acquired since 2009 and an increase in expenses for multifamily same-property communities, as follows:

	Years Ended		Change
	December 31,		from 2009
($ in thousands)	2010	2009	to 2010
Multifamily same-property communities (1)	$118,732	$114,307	$4,425
Multifamily same-property community dispositions (2)	(6,585)	(6,502)	(83)
Acquisitions:
Multifamily (3)	2,793	623	2,170
Commercial	7,272	966	6,306
Developments:
Multifamily	2,902	2,428	474
Commercial	1,761	1,024	737
Other (4)	13,439	15,017	(1,578)
	$140,314	$127,863	$12,451
_____________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,173 apartment units, continuously owned during the periods presented since January 1, 2009.

(2)
Consists of the six multifamily same-property communities that were sold during 2011, containing 1,726 apartment units. Operations from these properties are reflected in "(Loss) income from discontinued operations" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009. See Note 13.

(4)	Includes all commercial properties and all multifamily communities other than same-property communities.

Of the $4.4 million increase in expenses for our multifamily same-property communities, $3.5 million is due to increases in repairs and maintenance, primarily as a result of a higher occupancy levels and refurbishment efforts in anticipation of future rental rate increases. The remaining increase is attributable to water usage from higher occupancy, most of which is a recoverable expense.

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
Depreciation

Depreciation expense was $116.4 million for the year ended December 31, 2010, compared to $107.6 million for the same period in 2009. The total increase in depreciation expense of $8.8 million was primarily attributable to properties acquired since 2009, as follows:

	Years Ended		Change
	December 31,		from 2009
($ in thousands)	2010	2009	to 2010
Multifamily same-property communities (1)	$89,597	$88,613	$984
Multifamily same-property community dispositions (2)	(4,524)	(4,461)	(63)
Acquisitions:
Multifamily (3)	2,197	474	1,723
Commercial	5,852	312	5,540
Developments:
Multifamily	3,486	2,525	961
Commercial	1,766	1,152	614
Other (4)	18,000	19,007	(1,007)
	$116,374	$107,622	$8,752
_____________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,173 apartment units, continuously owned during the periods presented since January 1, 2009.

(2)
Consists of the six multifamily same-property communities that were sold during 2011, containing 1,726 apartment units. Operations from these properties are reflected in "(Loss) income from discontinued operations" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)	Includes the consolidation of one multifamily apartment community held in a joint venture beginning in September 2009. See Note 9.

(4)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities.

Amortization

Amortization expense was $8.8 million for the year ended December 31, 2010, compared to $4.0 million for the same period in 2009. The total increase in amortization expense of $4.8 million was primarily attributable to properties acquired since 2009.

Impairment and other losses

Impairment and other losses was $1.3 million for the year ended December 31, 2010, compared to $10.4 million for the same period in 2009. See Note 3 - "Real Estate Activity - Impairment and Other Losses" in the Notes to Consolidated Financial

Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.

Interest expense

Interest expense was $83.1 million for the year ended December 31, 2010, compared to $86.1 million for the same period in 2009. The $3.0 million decrease is primarily attributable to a lower weighted average interest rate on our total consolidated debt when compared to the prior year period, partially resulting from our repurchase of unsecured senior notes of CRLP having relatively higher interest rates and the closing of three separate ten-year secured financings with respect to 30 properties during 2009 and 2010 having a relatively lower interest rate.

Gains on retirement of debt, net of write-off

Gains on retirement of debt, net of write-off, were $1.0 million and $56.4 million for the years ended December 31, 2010 and 2009, respectively. Total gains of $1.0 million were recognized for the year ended December 31, 2010 from the repurchase of $37.7 million of outstanding unsecured senior notes of CRLP at an average 3.5% discount to par value. Total gains of $56.4 million were recognized for the year ended December 31, 2009 from the repurchase of $579.2 million of outstanding unsecured notes of CRLP at an average 10.6% discount to par value. As a result of the repurchases, we recognized a loss of $0.3 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively, presented in “Loss on hedging activities” as a result of a reclassification of amounts in “Accumulated Other Comprehensive Loss” in connection with our conclusion that it is probable that we will not make interest payments associated with previously hedged debt.

Income (loss) from partially-owned investments

Income (loss) from partially-owned investments was income of $3.4 million for the year ended December 31, 2010 compared to a loss of $1.2 million for the year ended 2009. The income recognized in 2010 is primarily due to a gain recognized on the sale of our remaining 50% interest in Parkway Place Mall. The $1.2 million loss in 2009 includes a $3.5 million charge due to our determination that it was probable that we would have to fund the partial loan repayment guarantee provided on the original construction loan for Colonial Grand at Traditions, which was partially offset by a $2.7 million gain from the sale of our interest in the Colonial Center Mansell joint venture in 2009.

Income tax (expense) benefit and other

Income tax (expense) benefit and other for the year ended December 31, 2010 was $1.1 million of expense compared to an income tax benefit of $10.1 million for the same period in 2009. The income tax benefit presented in “Income tax (expense) benefit and other” for 2009 is primarily attributable to an income tax benefit of $7.9 million as a result of the new net operating loss carryback rules. Substantially all of these refunds were collected during 2010. The additional tax benefit presented in 2009 is partially offset by income taxes recorded on the sale of Colonial Promenade Fultondale presented in “Gain (loss) from sales of property”.

Income (loss) from discontinued operations

Income (loss) from discontinued operations for the year ended December 31, 2010 was a loss of $0.6 million compared to income of $1.7 million for the same period in 2009. The loss from discontinued operations for 2010 is primarily related to a $1.5 million accrual associated with ongoing litigation involving one of our for-sale properties (see Item 3 - “Legal Proceedings”). The $0.4 million loss on disposal of discontinued operations for 2010 is primarily the result of homeowners' association settlement costs related to infrastructure repairs at one of our condominium conversion properties in which all units were sold in previous periods. Income (loss) from discontinued operations for 2009 includes $2.1 million of impairment charges. In 2009, the $1.7 million gain on disposal of discontinued operations is primarily attributable to the sale of one commercial asset.

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
With $276.8 million of debt maturing in 2012 (including amounts outstanding under our unsecured Credit Facility as of December 31, 2011 and $12.8 million of our pro-rata share of unconsolidated debt), we believe that cash generated from operations, dispositions of assets and additional borrowings will be sufficient to allow us to execute our previously discussed 2012 business directives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow. We currently expect to refinance our existing unsecured credit facility or enter into a new credit facility prior to its maturity on June 21, 2012. However, there can be no assurance that we will be successful in refinancing or replacing our credit facility or that the financial terms or covenants of any refinanced or new facility will be the same or as favorable as those under our existing credit facility. See Item 1A in our 2011 Form 10-K - “Risk Factors - Risks Associated with Our Indebtedness and Financing Activities - We depend on external sources of capital that are outside of our control, which may affect our ability to pursue strategic opportunities, satisfy our debt obligations and make distributions to our shareholders.”
Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:
Operating activities - Net cash provided by operating activities increased to $118.1 million for the year ended December 31, 2011 from $109.7 million for the comparable prior year period. The change was primarily driven by an increase in operating performance at our same-property multifamily apartment communities, gains recognized on the disposition of assets and the timing of property tax payments relating to accrued expenses. This increase was partially offset by $17.4 million of tax refunds received during the year ended December 31, 2010. For 2012, we expect cash flows from operating activities to be higher than in 2011 due to acquisitions and developments placed into service in 2011.
Investing activities - Net cash used in investing activities was $175.6 million for the year ended December 31, 2011, compared to $102.3 million for the comparable prior year period. The change is primarily the result of increased acquisition activity in 2011, partially offset by proceeds from dispositions and a reduction in capital expenditures in 2011 when compared to the same period in the prior year. As we continue to explore growth through potential acquisitions and developments, we expect our cash flow used in investing activities to increase in 2012, compared to 2011.
Financing activities - Net cash provided by financing activities was $59.1 million for the year ended December 31, 2011, compared to cash used in financing activities of $7.1 million for the comparable prior year period. In 2011, we issued a new senior unsecured term loan of $250.0 million, which was offset by payments on outstanding borrowings under our unsecured credit facility, and used $47.5 million of funds to repurchase the remaining outstanding Series B Preferred Units of CRLP. In addition, in 2011, we had a decrease in cash used for unsecured senior note maturity payments/repurchases when compared to 2010. In 2010, we used $100.1 million of funds to redeem the Series D Preferred Depositary Shares and $47.0 million of funds to repurchase 50% of CRLP's outstanding Series B Preferred Units, and received new secured financings of $73.2 million.
The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. Weakness in the economy and job market in the U.S. since 2008 had adversely affected rents we are able to charge and thereby adversely affected our operating cash flows. However, in the last half of 2010 and in 2011, revenues from our same-property multifamily communities were positive when compared to the same periods in prior years. We are continuing to see some improvements in the multifamily fundamentals, such as higher occupancy rates, positive new and renewal lease rates over the expiring leases, a declining homeownership rate and a decline in turnover, which all are positive developments for the multifamily industry.
We have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31,1993. If we maintain our qualification for taxation as a REIT, we generally will not be subject to federal income tax on our distributed net income if we distribute at least 90% of our REIT taxable income to the Trust's shareholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
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
On May 6, 2011, the Trust and CRLP filed a joint universal shelf registration statement with the SEC allowing the Trust to offer, from time to time, an unspecified amount of equity securities of the Trust (including common and preferred shares) and allowing CRLP to offer, from time to time, an unspecified amount of debt securities, each on an as-needed basis subject to the ability of the Trust and CRLP to effect offerings on satisfactory terms based on prevailing conditions. In 2011, the Trust sold 8,416,846 common shares under its December 2010 and May 2011 continuous "at-the-market" equity offering programs at a weighted average issuance price of $19.80 per share for net proceeds of approximately $163.7 million. Pursuant to CRLP's Fourth Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing programs or other equity offerings, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold and the Trust contributes the net proceeds of such offerings to CRLP. The net proceeds resulting from these two offering programs were used to pay down a portion of the outstanding borrowings under our unsecured credit facility, to partially fund the acquisition of three multifamily properties and to fund other general corporate purposes (see Note 3 to the Trust's and CRLP's Consolidated Financial Statements “Real Estate Activity - Acquisition Activity”). The December 2010 “at-the-market” equity offering program was fully exhausted in April 2011 and the May 2011 "at-the-market" equity offering program was fully exhausted in July 2011.
Our ability to raise funds through sales of common shares and preferred shares of the Trust and debt securities of CRLP in the future is dependent on, among other things, general market conditions for REIT's, market perceptions about our company and the current trading price of the Trust's common shares. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not be consistently available on terms that are attractive or at all.
Our ability to incur additional debt (and the cost of incurring additional debt) is dependent upon a number of factors, including our credit ratings, the value of our assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We will continue to monitor the unsecured and secured debt markets, and as market conditions permit, access borrowings that are advantageous to us.
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the year ended December 31, 2011, we sold assets (or our interests in assets) for aggregate proceeds of approximately $176.8 million ($149.2 million from the sale of consolidated assets, including land parcels and for-sale residential assets, and $27.6 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). The proceeds from these asset sales were used to repay a portion of outstanding borrowings under our credit facility.
At December 31, 2011, our total outstanding debt balance was $1.76 billion. The outstanding balance includes fixed-rate debt of $1.56 billion, or 88.8% of the total debt balance, and floating-rate debt of $196.8 million, or 11.2% of the total debt balance. As further discussed below, at December 31, 2011, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million, both of which mature on June 21, 2012.
Senior Unsecured Term Loan
On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "Term Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. We entered into two interest rate swap agreements that fixed the interest rate of the term loan through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points. The term loan matures on August 1, 2018. The Term Loan Agreement contains various covenants and events of default that are more fully described in Note 14 - "Financing Activities - Senior Unsecured Term Loan” in the Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our unsecured credit facility.
Unsecured Revolving Credit Facility
As of December 31, 2011, CRLP, with the Trust as a guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo, as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.
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
The Credit Facility and cash management line, which have been primarily used to finance property acquisitions and developments, and periodically to also fund repurchases of CRLP senior notes and preferred shares and units, had outstanding balances at December 31, 2011 of $184.0 million and none, respectively. The weighted average interest rate of the Credit Facility, including the cash management line, was 1.35% at December 31, 2011.
The Credit Facility contains various ratios and covenants that are more fully described in Note 14 - "Financing Activities — Unsecured Revolving Credit Facility" in the Notes to Consolidated Financial Statements of the Trust and CRLP, included in Item 8 of this Form 10-K. As of December 31, 2011, we were in compliance with these covenants. We expect to be able to comply with these ratios and covenants in 2012, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants.
We currently expect to refinance the Credit Facility or enter into a new credit facility prior to the June 2012 maturity date. However, there can be no assurance that the financial terms or covenants of any refinanced or new facility will be the same or as favorable as those under our existing credit facility. See Item 1A in our 2011 Form 10-K - “Risk Factors - Risks Associated

with Our Indebtedness and Financing Activities - We depend on external sources of capital that are outside of our control, which may affect our ability to pursue strategic opportunities, satisfy our debt obligations and make distributions to our shareholders.”
Distributions
On January 25, 2012, a cash distribution was declared to shareholders of the Trust in the amount of $0.18 per common share and to partners of CRLP in the amount of $0.18 per common unit, totaling approximately $17.1 million. The $0.18 per common share and per common unit distribution represents a 20% increase ($0.03 per share/unit) when compared to the previous distribution. The distribution was declared to shareholders and partners of record as of February 6, 2012 and will be paid on February 13, 2012. We also pay regular quarterly distributions on preferred units in CRLP, to the extent outstanding. As of December 31, 2011, all remaining preferred units in CRLP had been repurchased. The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's taxable income to be distributed to the Trust's shareholders (excluding net capital gains).

Collateralized Credit Facilities

In the second quarter of 2010, CRLP closed on $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a ten-year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. Under this facility, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from this financing were used to repay a portion of the outstanding borrowings under the Credit Facility.

During 2009, CRLP obtained two secured financings from Fannie Mae: (i) a $350.0 million collateralized credit facility (collateralized with 19 of our multifamily apartment communities totaling 6,565 units), which has a weighted average interest rate of 6.04% and a maturity date of March 1, 2019; and (ii) a $156.4 million collateralized credit facility (collateralized by eight of our multifamily apartment communities totaling 2,816 units), which has a weighted average interest rate of 5.31% and a maturity date of June 1, 2019. For both facilities, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from these financings were used to repay a portion of the outstanding borrowings under the Credit Facility.
Unsecured Senior Note Maturities
In April 2011, the Company's 4.80% senior note matured, which the Company satisfied with a gross payment of $58.3 million ($56.9 million of principal and $1.4 million of accrued interest) using proceeds from the December 2010 "at-the-market" equity offering program and borrowings under the Credit Facility.
In December 2010, the Company had a $10.0 million 8.08% interest MTN Note and a $10.0 million 8.05% interest MTN Note mature. Both notes were satisfied by a gross payment of $20.5 million ($20.0 million of principal and $0.5 million of previously accrued interest) using proceeds from the December 2010 "at-the-market" equity offering program and borrowings under the Credit Facility.

Equity Repurchases

During December 2011, CRLP repurchased 1.0 million of its outstanding Series B Preferred Units from the existing holders for $47.5 million, plus accrued but unpaid dividends, which represented a 5% discount to the original issuance price and resulted in a $2.5 million gain. As a result of the repurchase, during the year ended December 31, 2011, we recognized a $1.3 million charge associated with the write-off of the original preferred unit issuance costs. During December 2010, CRLP repurchased 1.0 million of its outstanding Series B Preferred Units from the existing holders for $47.0 million, plus accrued but unpaid dividends, which represented a 6% discount to the original issuance price and resulted in a $3.0 million gain. As a result of the repurchase, during the year ended December 31, 2010, we recognized a $1.3 million charge associated with the write-off of the original preferred unit issuance costs.

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

Unsecured Senior Note Repurchases

On January 27, 2010, the Trust's Board of Trustees authorized an unsecured notes repurchase program which allowed for the repurchase of up to $100.0 million of outstanding unsecured senior notes of CRLP through December 31, 2010. During the year ended December 31, 2010, we repurchased $37.7 million in unsecured senior notes of CRLP, at a 3.5% discount to par value, which represents a 6.7% yield to maturity and resulted in the recognition of $0.8 million in net gains. For information regarding senior note repurchases in 2009, see Note 14 - "Financing Activities - Unsecured Senior Notes Repurchases" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K.

Market Risk

In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. However, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2011.

									Estimated
									Fair
($ in thousands)	2012		2013	2014	2015	2016	Thereafter	Total	Value
Fixed Rate Debt	$79,938		$99,482	$191,921	$211,452	$89,524	$890,634	$1,562,951	$1,617,666
Average interest rate at
December 31, 2011	6.9%		6.2%	6.3%	5.5%	6.0%	5.5%	5.7%

Variable Rate Debt	$184,000	(1)	$—	$—	$12,776		$—	$196,776	$196,776
Average interest rate at
December 31, 2011	1.4%		—	—	3.2%		—	1.5%
_____________________________

(1)	Represents amount outstanding under our Credit Facility as of December 31, 2011, which matures on June 21, 2012.

The table incorporates only those exposures that exist as of December 31, 2011. It does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

As of December 31, 2011, we had approximately $196.8 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.8 billion of outstanding total debt and our $3.3 billion of total assets as of December 31, 2011.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $2.0 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.0 million. This assumes that the amount outstanding under our variable rate debt remains approximately $196.8 million, the balance as of December 31, 2011.
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

On June 3, 2011, we entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with forecasted debt issuance. This interest rate swap agreement has a notional amount of $200.0 million, a fixed interest rate of 2.58%, and a maturity date of August 1, 2018. On July 12, 2011, we entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with forecasted debt issuance. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 2.47%, and a maturity date of August 1, 2018. These interest rate swaps became effective on July 22, 2011 when we entered into a new $250.0 million term loan, as discussed above.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings as “Interest expense” as interest payments are made on our variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a “Loss on hedging activities.” During the years ended December 31, 2010 and 2009, we accelerated the reclassification of amounts in “Accumulated other comprehensive loss” to "Loss on hedging activities" related to interest payments on the hedged debt were deemed probable not to occur as a result of the repurchases of senior notes of CRLP. The accelerated amounts were a loss of $0.3 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively. We did not reclassify amounts to "Loss on hedging activities" for the year ended December 31, 2011.
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $3.2 million, $0.4 million and $0.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. Over the next twelve months, the Company expects to reclassify $5.5 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest Rate Swaps	2	$250,000

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2011:

Contractual Obligations

	Payments Due in Fiscal
($ in thousands)	Total	2012	2013	2014	2015	2016	Thereafter
Long-Term Debt Principal:
Consolidated (1)	$1,759,727	$263,938	$99,482	$191,921	$224,228	$89,524	$890,634
Partially-Owned Entities (2)	147,842	12,819	5,846	116,282	193	—	12,702
Long-Term Debt Interest:
Consolidated	465,604	89,100	80,129	71,829	62,602	52,239	109,705
Partially-Owned Entities (2)	21,685	7,832	7,507	3,984	813	812	737
Long-Term Debt Principal
and Interest:
Consolidated (1)	2,225,331	353,038	179,611	263,750	286,830	141,763	1,000,339
Partially-Owned Entities (2)	169,527	20,651	13,353	120,266	1,006	812	13,439
Total	$2,394,858	$373,689	$192,964	$384,016	$287,836	$142,575	$1,013,778
_____________________________

(1)	Amounts due in 2012 include the Credit Facility, which matures on June 21, 2012.

(2)	Represents our pro-rata share of principal maturities (excluding net premiums and discounts) and interest, based on our ownership interest in the joint ventures.

Other Commercial Commitments

	Total Amounts
($ in thousands)	Committed	2012	2013	2014	2015	2016	Thereafter
Standby Letters of Credit	$9,134	$9,134	$—	$—	$—	$—	$—
Guarantees	1,000	—	1,000	—	—	—	—
Total Commercial Commitments	$10,134	$9,134	$1,000	$—	$—	$—	$—
Commitments and Contingencies

During the year ended December 31, 2010, we accrued $1.3 million for certain contingent liabilities related to mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of the properties were sold by CPSI in previous years, and therefore are expensed as additional development cost in “Gain (loss) from sales of property” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.
As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures but continue to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, the Trust assumed certain contingent obligations, of which $4.2 million remains outstanding as of December 31, 2011. The liabilities are the direct obligation of the Trust and thus are not reflected in the balance sheets of CRLP.
As of December 31, 2011, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
For a discussion of certain ongoing litigation matters, see Item 3 - "Legal Proceedings". In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.

Guarantees and Other Arrangements

Active Guarantees

In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2011, the total amount of debt of the joint venture, which matures on January 11, 2013, was approximately $15.4 million. At December 31, 2011, no liability was recorded for the guarantee.
In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for our Colonial Promenade Tannehill development, which had approximately $13.5 million outstanding at December 31, 2011. At December 31, 2011, no liability was recorded for the guarantee. As of December 31, 2011, we had satisfied the minimum debt service coverage ratio necessary to cancel the guarantee and were awaiting confirmation of the cancellation from the bondholders.

The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.

Terminated Guarantee

During April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture, in which the Company has a 35% interest. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. On June 17, 2011, the Company purchased the outstanding mortgage loan from the lender for $21.1 million. As a result of the purchase, the Company's $3.5 million original partial loan guarantee was eliminated. However, the joint venture partner's guarantee remains in place. The construction loan, which had a balance of $35.5 million (including accrued interest) as of June 17, 2011, matured by its terms on April 15, 2010 and, as a result, was in default at the time of the Company's acquisition. On August 1, 2011, the Company acquired the joint venture's property through foreclosure. For additional information regarding ongoing litigation between us and our joint venture partner involving this property, see Item 3 - “Legal Proceedings.”

Off Balance Sheet Arrangements

Our pro-rata share of mortgage debt of unconsolidated joint ventures was $147.8 million. The aggregate maturities of this mortgage debt are as follows:

As of
($ in millions)	December 31, 2011
2012	$12.8
2013	5.8
2014	116.3
2015	0.2
Thereafter	12.7
$147.8
The $12.8 million maturing in 2012 represents our pro-rata portion of the amount outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which we acquired from the lender in May 2010 (see Note 2 - "Summary of Significant Accounting Policies - Notes Receivable" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K). We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
There can be no assurance that our joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to our joint venture interests discussed in Item 1A — "Risk Factors” included in this Form 10-K may materially adversely impact the value of our joint venture interests, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Under the terms of residential leases, the residents of our residential communities are obligated to reimburse us for certain utility usage (cable, water, electricity and trash), where we are the primary obligor to the public utility entity. These utility reimbursements from residents are included as “Other property-related revenue” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives
Buildings	20 - 40 years
Furniture, fixtures and equipment	3 - 7 years
Land improvements	10 or 15 years
Tenant improvements	Life of lease

Repairs and maintenance costs are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets.

Cost Capitalization - Costs incurred during pre-development are capitalized after we have identified a development site, determined that a project is feasible and concluded that it is probable that the project will proceed. While we believe we will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it is no longer probable that a development will be successful, the pre-development costs that have been previously capitalized are expensed.

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

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2011, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt (88.8%). As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds From Operations
Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means income (loss) before noncontrolling interest (determined in accordance with GAAP), excluding sales of depreciated property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and amortization, gains (or losses) from sales of properties and impairment write-downs of depreciable real estate (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in the company’s industry. We believe that the line item on our consolidated statements of operations entitled “Net income (loss) available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.
On October 31, 2011, NAREIT issued updated guidance on FFO indicating that all companies should exclude impairment write-downs of depreciable real estate assets when computing FFO. Previously, our calculation of FFO did not exclude impairment write-downs of depreciable real estate assets. Therefore, we have changed our presentation of FFO to exclude impairment write-downs of depreciable real estate assets for all periods presented. Of the years presented herein, our FFO in 2009 and 2007 was impacted by this change in presentation.
In addition to Management evaluating the operating performance of our reportable segments based on FFO results, Management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to key employees. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of the company’s needs, including our ability to make distributions.

The following information is provided to reconcile net income available to common shareholders of the Trust, the most comparable GAAP measure, to FFO, and to show the items included in our FFO for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

	Years Ended December 31,
(in thousands, except per share and unit data)	2011	2010	2009	2008	2007
Net (loss) income available to common shareholders	$3,428	$(48,054)	$(509)	$(55,429)	$342,102
Adjustments (consolidated):
Noncontrolling interest in CRLP	293	(5,068)	(82)	(11,225)	10,099
Noncontrolling interest in gain on sale of
undepreciated property	—	—	992	—	1,340
Real estate depreciation	126,696	120,471	111,220	101,035	112,475
Real estate amortization	8,306	7,248	1,582	1,272	9,608
Impairment on depreciable assets	—	—	958	—	2,500
Consolidated (gains) losses from sales of property, net of income
tax and noncontrolling interest	(23,849)	1,786	(7,606)	(49,851)	(401,420)
Gains (losses) from sales of undepreciated property, net of
income tax and noncontrolling interest	102	(1,720)	4,327	7,335	20,240
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	6,451	8,060	17,927	18,744	16,563
Real estate amortization	2,822	2,810	6,516	8,699	7,481
Gains from sales of property	(18,765)	(3,578)	(4,958)	(18,943)	(17,296)
Funds from operations	$105,484	$81,955	$130,367	$1,637	$103,692
Income allocated to participating securities	$(772)	$(645)	$(559)	$(717)	$(1,095)
Funds from operations available to common shareholders
and unitholders	$104,712	$81,310	$129,808	$920	$102,597

Funds from operations per share and unit — basic	$1.15	$1.02	$2.09	$0.02	$1.76
Funds from operations per share and unit — diluted	$1.15	$1.02	$2.09	$0.02	$1.75

Weighted average common shares outstanding — basic	84,142	71,919	53,266	47,231	46,356
Weighted average partnership units outstanding — basic (1)	7,247	7,617	8,519	9,673	10,367
Weighted average shares and units outstanding — basic	91,389	79,536	61,785	56,904	56,723
Effect of diluted securities	—	—	—	—	477
Weighted average shares and units outstanding — diluted	91,389	79,536	61,785	56,904	57,200
________________________

(1)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Risk".

COLONIAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2011	2010
ASSETS
Land, buildings and equipment	$3,445,455	$3,331,108
Undeveloped land and construction in progress	306,826	261,955
Less: Accumulated depreciation	(731,894)	(640,981)
Real estate assets held for sale, net	10,543	16,861
Net real estate assets	3,030,930	2,968,943
Cash and cash equivalents	6,452	4,954
Restricted cash	43,489	9,294
Accounts receivable, net	26,762	20,734
Notes receivable	43,787	44,538
Prepaid expenses	19,912	23,225
Deferred debt and lease costs	22,408	23,035
Investment in partially-owned unconsolidated entities	12,303	22,828
Other assets	52,562	53,583
Total assets	$3,258,605	$3,171,134
LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,575,727	$1,384,209
Unsecured credit facility	184,000	377,362
Total debt	1,759,727	1,761,571
Accounts payable	50,266	38,915
Accrued interest	11,923	12,002
Accrued expenses	15,731	15,267
Investment in partially-owned unconsolidated entities	31,577	27,954
Other liabilities	25,208	10,129
Total liabilities	1,894,432	1,865,838
Commitments and Contingencies (see Note 19 and 20)
Redeemable noncontrolling interest:
Common units	159,582	145,539
Equity:
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 93,096,722 and 83,957,388 shares issued at December 31, 2011 and 2010, respectively	931	840
Additional paid-in capital	1,964,881	1,808,298
Cumulative earnings	1,267,958	1,260,944
Cumulative distributions	(1,862,838)	(1,808,700)
Noncontrolling interest	728	50,769
Treasury shares, at cost; 5,623,150 shares at December 31, 2011 and 2010	(150,163)	(150,163)
Accumulated other comprehensive loss	(16,906)	(2,231)
Total shareholders' equity	1,204,591	1,159,757
Total liabilities, noncontrolling interest and shareholders' equity	$3,258,605	$3,171,134

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Minimum rent	$310,053	$282,120	$265,903
Rentals from affiliates	903	855	77
Tenant recoveries	10,934	10,228	4,332
Other property related revenue	51,373	46,332	39,690
Other non-property related revenue	8,047	11,693	15,039
Total revenues	381,310	351,228	325,041
Operating expenses:
Property operating expense	106,067	100,305	90,138
Taxes, licenses and insurance	42,491	40,009	37,725
Property management expense	9,185	8,584	7,749
General and administrative expense	20,439	18,563	17,940
Management fees and other expenses	8,067	9,504	14,219
Restructuring charges	153	361	1,400
Investment and development expense	1,781	422	1,989
Depreciation	123,460	116,374	107,622
Amortization	8,426	8,848	4,004
Impairment and other losses	5,736	1,308	10,388
Total operating expenses	325,805	304,278	293,174
Income from operations	55,505	46,950	31,867
Other income (expense):
Interest expense	(86,573)	(83,091)	(86,069)
Debt cost amortization	(4,767)	(4,618)	(4,941)
Gain on retirement of debt	—	1,044	56,427
Interest income	1,503	1,597	1,446
Income (loss) from partially-owned unconsolidated entities	17,497	3,365	(1,243)
Loss on hedging activities	—	(289)	(1,709)
Gain (loss) from sales of property, net of income taxes of $ - , $117 and $3,157 for 2011, 2010 and 2009	115	(1,391)	5,875
Income tax (expense) benefit and other	(872)	(1,084)	10,086
Total other income (expense)	(73,097)	(84,467)	(20,128)
(Loss) income from continuing operations	(17,592)	(37,517)	11,739
Income (loss) from discontinued operations	38	(631)	1,711
Gain (loss) on disposal of discontinued operations, net of income taxes of $ - , $ - and $70 for 2011, 2010
and 2009	23,733	(395)	1,728
Net income (loss) from discontinued operations	23,771	(1,026)	3,439
Net income (loss)	6,179	(38,543)	15,178
Continuing operations:
Noncontrolling interest in CRLP — common unitholders	1,580	4,969	643
Noncontrolling interest in CRLP — preferred unitholders	(3,586)	(7,161)	(7,250)
Noncontrolling interest of limited partners	(53)	103	(999)
Discontinued operations:
Noncontrolling interest in CRLP	(1,873)	99	(561)
Noncontrolling interest of limited partners	—	(4)	597
Net income attributable to noncontrolling interest	(3,932)	(1,994)	(7,570)
Net income (loss) attributable to parent company	2,247	(40,537)	7,608
Dividends to preferred shareholders	—	(5,649)	(8,142)
Preferred unit repurchase gains	2,500	3,000	—
Preferred share/unit issuance costs write-off	(1,319)	(4,868)	25
Net income (loss) available to common shareholders	$3,428	$(48,054)	$(509)
Net income (loss) per common share — basic:
Continuing operations	$(0.22)	$(0.66)	$(0.04)
Discontinued operations	0.26	(0.01)	0.03
Net income (loss) per common share — basic	$0.04	$(0.67)	$(0.01)
Net income (loss) per common share — diluted:
Continuing operations	$(0.22)	$(0.66)	$(0.04)
Discontinued operations	0.26	(0.01)	0.03
Net income (loss) per common share — diluted	$0.04	$(0.67)	$(0.01)
Weighted average common shares outstanding:
Basic	84,142	71,919	53,266
Diluted	84,142	71,919	53,266
Net income (loss)	$6,179	$(38,543)	$15,178
Other comprehensive (loss) income:
Changes in fair value of qualifying hedges	(19,302)	—	—
Adjust for amounts included in net income (loss)	3,164	726	2,248
Comprehensive (loss) income	$(9,959)	$(37,817)	$17,426

The accompanying notes are an integral part of these consolidated financial statements.

COLONI AL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

Years Ended December 31, 2011, 2010 and 2009	Preferred Shares	Common Shares	Additional Paid-In Capital	Cumulative Earnings	Cumulative Distributions	Noncontrolling Interest	Preferred Units	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Common Units
Balance, December 31, 2008	$4	$542	$1,619,897	$1,281,330	$(1,700,739)	$1,943	$100,000	$(150,163)	$(5,205)	$1,147,609	$124,848
Net income (loss)				14,858		402				15,260	(82)
Reclassification adjustment for amounts included in net income									2,248	2,248
Distributions on common shares ($0.70 per share)					(36,884)					(36,884)	(5,978)
Distributions on preferred shares					(8,142)					(8,142)
Distributions on preferred units of CRLP					(7,250)					(7,250)
Issuance of restricted common shares of beneficial interest			(251)							(251)
Amortization of stock based compensation			2,574							2,574
Repurchase of Series D preferred shares of beneficial interest			(157)							(157)
Cancellation of vested restricted shares to pay taxes			(213)							(213)
Issuance of common shares of beneficial interest through the Company's dividend reinvestment plan and Employee Stock Purchase Plan		2	1,390							1,392
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		7	4,936							4,943	(4,943)
Equity Offering Programs, net of cost		169	151,878							152,047
Change in interest of limited partners						(1,360)				(1,360)
Change in redemption value of common units			(19,692)							(19,692)	19,692
Balance, December 31, 2009	$4	$720	$1,760,362	$1,296,188	$(1,753,015)	985	$100,000	$(150,163)	$(2,957)	$1,252,124	$133,537
Net income (loss)				(33,376)		(99)				(33,475)	$(5,068)
Reclassification adjustment for amounts included in net income (loss)									726	726
Distributions on common shares ($0.60 per share)					(42,875)					(42,875)	(4,541)
Distributions on preferred shares					(5,649)					(5,649)
Distributions on preferred units of CRLP					(7,161)					(7,161)
Issuance of restricted common shares of beneficial Interest		4	455							459
Amortization of stock based compensation			4,585							4,585
Redemption of Series D preferred shares of beneficial interest	(4)		(96,565)	(3,550)						(100,119)
Repurchase of Series B preferred units of beneficial interest			1,318	1,682			(50,000)			(47,000)
Cancellation of vested restricted shares to pay taxes		—	(277)							(277)
Issuance of common shares from options exercised		2	2,659							2,661
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		1	1,618							1,619
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		9	14,068							14,077	(14,077)
Equity Offering Programs, net of cost		104	155,763							155,867
Change in interest of limited partners						(117)				(117)
Change in redemption value of common units			(35,688)							(35,688)	35,688
Balance, December 31, 2010	$—	$840	$1,808,298	$1,260,944	$(1,808,700)	$769	$50,000	$(150,163)	$(2,231)	$1,159,757	$145,539
Net income (loss)				5,833		53				5,886	$293
Reclassification adjustment for amounts included in net loss									3,164	3,164
Changes in fair value of qualifying hedges									(17,839)	(17,839)	(1,463)
Distributions on common shares ($0.60 per share)					(50,552)					(50,552)	(4,345)
Distributions on preferred units of CRLP					(3,586)					(3,586)
Issuance of restricted common shares of beneficial interest		3	492							495
Amortization of stock based compensation			6,013							6,013
Repurchase of Series B preferred units of beneficial interest			1,319	1,181			(50,000)			(47,500)
Cancellation of vested restricted shares to pay taxes		(1)	(1,741)							(1,742)
Issuance of common shares from options exercised		1	748							749
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		3	5,987							5,990
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		1	2,495							2,496	(2,496)
Equity Offering Programs, net of cost		84	163,324							163,408
Change in interest of limited partners						(94)				(94)
Change in redemption value of common units			(22,054)							(22,054)	22,054
Balance, December 31, 2011	$—	$931	$1,964,881	$1,267,958	$(1,862,838)	$728	$—	$(150,163)	$(16,906)	$1,204,591	$159,582

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,179	$(38,543)	$15,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136,752	131,539	118,952
(Income) loss from partially-owned unconsolidated entities	(17,497)	(3,365)	1,243
(Gain) loss from sales of property	(23,848)	1,669	(10,705)
Impairment and other losses	5,736	1,448	12,441
Gain on retirement of debt	—	(1,044)	(56,427)
Distributions of income from partially-owned entities	3,737	5,566	11,621
Share-based compensation expense	6,013	4,589	2,979
Other, net	(3,067)	1,522	1,026
Change in:
Restricted cash	1,157	(1,342)	16,515
Accounts receivable	(10,288)	18,073	2,414
Prepaid expenses	(13,162)	(328)	(11,187)
Other assets	435	(1,501)	9,839
Accounts payable	14,398	4,210	(16,596)
Accrued interest	(79)	(1,131)	(7,584)
Accrued expenses and other	11,620	(11,655)	18,885
Net cash provided by operating activities	118,086	109,707	108,594
Cash flows from investing activities:
Acquisition of properties	(225,885)	(42,635)	(172,303)
Development expenditures paid to non-affiliates	(41,497)	(14,867)	(34,669)
Development expenditures paid to an affiliate	(4,065)	(13,740)	(11,374)
Capital expenditures, tenant improvements and leasing commissions	(25,101)	(42,450)	(26,885)
Proceeds from sale of property, net of selling costs	146,733	21,194	90,655
Restricted cash	(35,352)	—	—
Issuance of notes receivable	(17,977)	(29,137)	(21)
Repayments of notes receivable	1,485	5,787	2,431
Distributions from partially-owned entities	26,020	19,104	6,605
Capital contributions to partially-owned entities	—	(5,543)	(98)
Repurchase of community development district bonds	—	—	(22,429)
Sales of investments	—	—	1,622
Net cash used in investing activities	(175,639)	(102,287)	(166,466)
Cash flows from financing activities:
Proceeds from additional borrowings	250,000	73,200	521,959
Proceeds from dividend reinvestment plan and exercise of stock options	5,000	4,003	2,040
Proceeds from common share issuance, net of expenses	163,408	155,867	151,878
Principal reductions of debt	(58,885)	(101,552)	(550,872)
Payment of debt issuance costs	(2,879)	(1,351)	(5,841)
Proceeds from borrowings on revolving credit lines	1,450,000	945,000	610,000
Payments on revolving credit lines and overdrafts	(1,641,610)	(874,878)	(617,476)
Dividends paid to common and preferred shareholders	(54,138)	(55,685)	(52,276)
Distributions to noncontrolling partners in CRLP	(4,345)	(4,541)	(5,978)
Redemption of Preferred Series D shares	—	(100,119)	(157)
Repurchase of Preferred Series B units	(47,500)	(47,000)	—
Net cash provided by (used in) financing activities	59,051	(7,056)	53,277
Increase (decrease) in cash and cash equivalents	1,498	364	(4,595)
Cash and cash equivalents, beginning of period	4,954	4,590	9,185
Cash and cash equivalents, end of period	$6,452	$4,954	$4,590

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$88,184	$86,836	$98,475
Cash received during the period for income taxes	$(729)	$(17,368)	$(9,849)

Supplemental disclosure of non-cash transactions:
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$17,615	—	—
Change in accrual of construction expenses and capital expenditures	$2,331	$(3,100)	$6,601
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase Trails	—	$1,637	—
Consolidation of CMS V/CG at Canyon Creek Joint Venture	—	—	$27,116
Seller-financing for property/land parcel dispositions	—	—	$(21,670)
Exchange of interest in DRA/CRT for acquisition of Three Ravinia	—	—	$19,700
Exchange of interest in OZ/CLP for acquisition of CP Alabaster	—	—	$(8,146)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,	December 31,
	2011	2010
ASSETS
Land, buildings and equipment	$3,445,441	$3,331,093
Undeveloped land and construction in progress	306,826	261,955
Less: Accumulated depreciation	(731,880)	(640,967)
Real estate assets held for sale, net	10,543	16,861
Net real estate assets	3,030,930	2,968,942
Cash and cash equivalents	6,452	4,954
Restricted cash	43,489	9,294
Accounts receivable, net	26,762	20,734
Notes receivable	43,787	44,538
Prepaid expenses	19,912	23,225
Deferred debt and lease costs	22,408	23,035
Investment in partially-owned unconsolidated entities	12,303	22,828
Other assets	52,385	52,965
Total assets	$3,258,428	$3,170,515
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,575,727	$1,384,209
Unsecured credit facility	184,000	377,362
Total debt	1,759,727	1,761,571
Accounts payable	50,090	38,296
Accrued interest	11,923	12,002
Accrued expenses	15,731	15,267
Investment in partially-owned unconsolidated entities	27,432	23,809
Other liabilities	25,174	8,683
Total liabilities	1,890,077	1,859,628
Commitments and Contingencies (see Note 19 and 20)
Redeemable units, at redemption value - 7,169,388 and 7,299,530 units outstanding at December 31, 2011 and 2010, respectively	159,582	145,539
General partner —
Common equity - 87,473,572 and 78,334,238 units outstanding at December 31, 2011 and 2010, respectively	1,224,947	1,118,086
Limited partners’ preferred equity ($50,000 liquidation preference)	—	48,724
Limited partners’ noncontrolling interest in consolidated partnership	728	769
Accumulated other comprehensive loss	(16,906)	(2,231)
Total equity	1,208,769	1,165,348
Total liabilities and equity	$3,258,428	$3,170,515

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per unit data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Minimum rent	$310,053	$282,120	$265,903
Rentals from affiliates	903	855	77
Tenant recoveries	10,934	10,228	4,332
Other property related revenue	51,373	46,332	39,690
Other non-property related revenue	8,047	11,693	15,039
Total revenues	381,310	351,228	325,041
Operating expenses:
Property operating expense	106,067	100,305	90,138
Taxes, licenses and insurance	42,491	40,009	37,725
Property management expense	9,185	8,584	7,749
General and administrative expense	20,439	18,563	17,940
Management fees and other expenses	8,067	9,504	14,219
Restructuring charges	153	361	1,400
Investment and development expense	1,781	422	1,989
Depreciation	123,460	116,374	107,622
Amortization	8,426	8,848	4,004
Impairment and other losses	5,736	1,308	10,388
Total operating expenses	325,805	304,278	293,174
Income from operations	55,505	46,950	31,867
Other income (expense):
Interest expense	(86,573)	(83,091)	(86,069)
Debt cost amortization	(4,767)	(4,618)	(4,941)
Gain on retirement of debt	—	1,044	56,427
Interest income	1,503	1,597	1,446
Income (loss) from partially-owned unconsolidated entities	17,497	3,365	(1,243)
Loss on hedging activities	—	(289)	(1,709)
Gain (loss) from sales of property, net of income taxes of $ - , $117 and $3,157 for 2011, 2010 and 2009	115	(1,391)	5,875
Income tax (expense) benefit and other	(872)	(1,084)	10,086
Total other income (expense)	(73,097)	(84,467)	(20,128)
(Loss) income from continuing operations	(17,592)	(37,517)	11,739
Income (loss) from discontinued operations	38	(631)	1,711
Gain (loss) on disposal of discontinued operations, net of income taxes of $ - , $ - and $70 for 2011, 2010
and 2009	23,733	(395)	1,728
Net income (loss) from discontinued operations	23,771	(1,026)	3,439
Net income (loss)	6,179	(38,543)	15,178
Noncontrolling interest of limited partners — continuing operations	(53)	103	(999)
Noncontrolling interest of limited partners — discontinued operations	—	(4)	597
(Income) loss attributable to noncontrolling interest	(53)	99	(402)
Net income (loss) attributable to CRLP	6,126	(38,444)	14,776
Distributions to limited partner preferred unitholders	(3,586)	(7,161)	(7,250)
Distributions to general partner preferred unitholders	—	(5,649)	(8,142)
Preferred unit repurchase gains	2,500	3,000	—
Preferred unit issuance costs write-off	(1,319)	(4,868)	25
Net income (loss) available to common unitholders	$3,721	$(53,122)	$(591)
Net loss available to common unitholders allocated to limited partners — continuing operations	1,580	4,969	643
Net loss available to common unitholders allocated to limited partners — discontinued operations	(1,873)	99	(561)
Net income (loss) available to common unitholders allocated to general partner	$3,428	$(48,054)	$(509)
Net income (loss) per common unit — basic:
Continuing operations	$(0.22)	$(0.66)	$(0.04)
Discontinued operations	0.26	(0.01)	0.03
Net income (loss) per common unit — basic	$0.04	$(0.67)	$(0.01)
Net income (loss) per common unit — diluted:
Continuing operations	$(0.22)	$(0.66)	$(0.04)
Discontinued operations	0.26	(0.01)	0.03
Net income (loss) per common unit — diluted	$0.04	$(0.67)	$(0.01)
Weighted average common units outstanding:
Basic	91,389	79,536	61,785
Diluted	91,389	79,536	61,785
Net income (loss) attributable to CRLP	$6,126	$(38,444)	$14,776
Other comprehensive (loss) income:
Changes in fair value of qualifying hedges	(19,302)	—	—
Adjust for amounts included in net income (loss)	3,164	726	2,248
Comprehensive (loss) income	$(10,012)	$(37,718)	$17,024

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	General Partner		Limited Partners’ Preferred Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable Common Units
Years Ended December 31, 2011, 2010 and 2009	Common Equity	Preferred Equity
Balance, December 31, 2008	$963,509	$96,707	$97,406	$1,943	$(5,205)	$1,154,360	$124,848
Net income (loss)	(509)	8,142	7,250	402		15,285	(82)
Reclassification adjustment for amounts included in net income (loss)					2,248	2,248
Distributions to common unitholders	(36,884)					(36,884)	(5,978)
Distributions to preferred unitholders		(8,142)	(7,250)			(15,392)
Change in interest of limited partners				(1,360)		(1,360)
Contributions from partners and the Company related to employee stock purchase and dividend reinvestment plans	155,023					155,023
Repurchase of preferred units		(157)				(157)
Redemption of partnership units for shares	4,943					4,943	(4,943)
Change in redeemable noncontrolling interest	(19,692)					(19,692)	19,692
Balance, December 31, 2009	$1,066,390	$96,550	$97,406	$985	$(2,957)	$1,258,374	$133,537
Net income (loss)	(46,186)	5,649	7,161	(99)		(33,475)	(5,068)
Reclassification adjustment for amounts included in net income (loss)					726	726
Distributions to common unitholders	(42,875)					(42,875)	(4,541)
Distributions to preferred unitholders		(5,649)	(7,161)			(12,810)
Change in interest of limited partners				(117)		(117)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	164,245					164,245
Redemption of preferred units	(1,868)	(96,568)	(48,682)			(147,118)
Redemption of partnership units for shares	14,068					14,068	(14,077)
Change in redeemable noncontrolling interest	(35,688)					(35,688)	35,688
Other		18				18
Balance, December 31, 2010	$1,118,086	$—	$48,724	$769	$(2,231)	$1,165,348	$145,539
Net income (loss)	2,247	—	3,586	53		5,886	293
Reclassification adjustment for amounts included in net loss					3,164	3,164
Changes in fair value of qualifying hedges					(17,839)	(17,839)	(1,463)
Distributions to common unitholders	(50,552)					(50,552)	(4,345)
Distributions to preferred unitholders		—	(3,586)			(3,586)
Change in interest of limited partners				(94)		(94)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	173,543					173,543
Redemption of preferred units	1,181		(48,724)			(47,543)
Redemption of partnership units for shares	2,496					2,496	(2,496)
Change in redeemable noncontrolling interest	(22,054)					(22,054)	22,054
Balance, December 31, 2011	$1,224,947	—	$—	$728	$(16,906)	$1,208,769	$159,582
The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,179	$(38,543)	$15,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136,752	131,539	118,952
(Income) loss from partially-owned unconsolidated entities	(17,497)	(3,365)	1,243
(Gain) loss from sales of property	(23,848)	1,669	(10,705)
Impairment and other losses	5,736	1,448	12,441
Gain on retirement of debt	—	(1,044)	(56,427)
Distributions of income from partially-owned entities	3,737	5,566	11,621
Share-based compensation expense	6,013	4,589	2,979
Other, net	(3,067)	1,522	1,026
Change in:
Restricted cash	1,157	(1,342)	16,515
Accounts receivable	(10,288)	18,073	2,414
Prepaid expenses	(13,162)	(328)	(11,187)
Other assets	435	(1,501)	9,839
Accounts payable	14,398	4,210	(16,596)
Accrued interest	(79)	(1,131)	(7,584)
Accrued expenses and other	11,620	(11,655)	18,885
Net cash provided by operating activities	118,086	109,707	108,594
Cash flows from investing activities:
Acquisition of properties	(225,885)	(42,635)	(172,303)
Development expenditures paid to non-affiliates	(41,497)	(14,867)	(34,669)
Development expenditures paid to an affiliate	(4,065)	(13,740)	(11,374)
Capital expenditures, tenant improvements and leasing commissions	(25,101)	(42,450)	(26,885)
Proceeds from sales of property, net of selling costs	146,733	21,194	90,655
Restricted Cash	(35,352)	—	—
Issuance of notes receivable	(17,977)	(29,137)	(21)
Repayments of notes receivable	1,485	5,787	2,431
Distributions from partially-owned entities	26,020	19,104	6,605
Capital contributions to partially-owned entities	—	(5,543)	(98)
Repurchase of community development district bonds	—	—	(22,429)
Sales of investments	—	—	1,622
Net cash used in investing activities	(175,639)	(102,287)	(166,466)
Cash flows from financing activities:
Proceeds from additional borrowings	250,000	73,200	521,959
Proceeds from dividend reinvestment plan and exercise of stock options	5,000	4,003	2,040
Proceeds from issuance of common units	163,408	155,867	151,878
Principal reductions of debt	(58,885)	(101,552)	(550,872)
Payment of debt issuance costs	(2,879)	(1,351)	(5,841)
Proceeds from borrowings on revolving credit lines	1,450,000	945,000	610,000
Payments on revolving credit lines and overdrafts	(1,641,610)	(874,878)	(617,476)
Dividends paid to common and preferred shareholders	(54,138)	(55,685)	(52,276)
Distributions to noncontrolling partners in CRLP	(4,345)	(4,541)	(5,978)
Redemption of preferred units	(47,500)	(147,119)	(157)
Net cash provided by (used in) financing activities	59,051	(7,056)	53,277
Increase (decrease) in cash and cash equivalents	1,498	364	(4,595)
Cash and cash equivalents, beginning of period	4,954	4,590	9,185
Cash and cash equivalents, end of period	$6,452	$4,954	$4,590

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$88,184	$86,836	$98,475
Cash received during the period for income taxes	$(729)	$(17,368)	$(9,849)

Supplemental disclosure of non-cash transactions:
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$17,615	—	—
Change in accrual of construction expenses and capital expenditures	$2,331	$(3,100)	$6,601
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase Trails	—	$1,637	—
Consolidation of CMS V/CG at Canyon Creek Joint Venture	—	—	$27,116
Seller-financing for property/land parcel dispositions	—	—	$(21,670)
Exchange of interest in DRA/CRT for acquisition of Three Ravinia	—	—	$19,700
Exchange of interest in OZ/CLP for acquisition of CP Alabaster	—	—	$(8,146)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST AND COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Note 1 — Organization and Business
As used herein, "Colonial" or the "Trust" means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The term "the Company" refers to the Trust and CRLP, collectively. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is the sole general partner of, and, as of December 31, 2011 owned 92.4% of the limited partner interests in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT, and the Trust's only material asset is its ownership of limited partnership interests in CRLP. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 153 properties, consisting of multifamily and commercial properties located in 11 states (Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia).
As of December 31, 2011, the Company owned or maintained a partial ownership in:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	110	(2)	33,445	3	1,016	113	34,461
Commercial properties	9		2,406,153	31	7,378,571	40	9,784,724
______________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes spaced owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation — The notes included in this Form 10-K apply to both the Trust and CRLP, unless specifically noted otherwise. Specifically Note 6 - "Net Loss Per Share of the Trust", Note 8 - "Equity of the Trust", Note 10 - "Redeemable Noncontrolling Interests of the Trust" and Note 23 - "Quarterly Financial Information for the Trust (Unaudited)" pertain only to the Trust. Note 7 - "Net Loss Per Unit of CRLP", Note 9 - "Capital Structure of CRLP", Note 11 - "Redeemable Partnership Units of CRLP" and Note 24 - "Quarterly Financial Information for CRLP (Unaudited)" pertain only to CRLP.

Due to the Trust's ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. CRLP, an SEC registrant, files separate financial statements under the Securities and Exchange Act of 1934, as amended. The Trust allocates income to the noncontrolling interest in CRLP based on the weighted average noncontrolling ownership percentage for the periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust. At the end of each period, the Trust adjusts the Consolidated Balance Sheet for CRLP's noncontrolling interest balance based on the noncontrolling ownership percentage at the end of the period.

The Company also consolidates other entities in which it has a controlling interest or entities where it is determined to be the primary beneficiary under Accounting Standards Codification “ASC” 810-20, Control of Partnerships and Similar Entities. Under ASC 810-20, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. The primary beneficiary, as determined primarily based on a qualitative evaluation of the entity with the ability to direct the most significant business activities of the VIE, is required to consolidate the VIE for financial reporting purposes. The application of ASC 810-20 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. Where the Company has less than a controlling financial interest in an entity or the Company is not the primary beneficiary of the entity, the entity is accounted for on the equity method of accounting. Accordingly, the Company’s share of net earnings or losses of these entities is included in consolidated net income (loss). A description of the Company’s investments accounted for using the equity method of accounting is included in Note 13

- "Investment in Partially-Owned Entities". All intercompany accounts and transactions have been eliminated in consolidation.
Federal Income Tax Status — The Trust, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax on its taxable income at regular corporate rates. Even if the Trust does qualify as a REIT, the Trust may be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. For example, the Trust will be subject to federal income tax to the extent it distributes less than 100% of its REIT taxable income (including undistributed net capital gains) and the Trust has certain gains that, if recognized, will be subject to corporate tax because it acquired the assets in tax-free acquisitions of non-REIT corporations.
CRLP is a partnership for federal income tax purposes. As a partnership, CRLP is not subject to federal income tax on its income. Instead, each of CRLP's partners, including the Trust, is responsible for paying tax on such partner's allocable share of income.
The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying Consolidated Financial Statements. CPSI had no income tax receivable as of December 31, 2011 and had an income tax receivable of $0.5 million as of December 31, 2010, which is included in "Accounts receivable, net" on the Consolidated Balance Sheets of the Trust and CRLP. CPSI recognized no income tax expense (benefit) during the years ended December 31, 2011 and 2010. CPSI’s consolidated provision (benefit) for income taxes was $(7.9) million for the year ended December 31, 2009. CPSI's effective income tax rates were zero for the years ended December 31, 2011 and 2010. CPSI had an effective income tax rate of 50.15% for the year ended December 31, 2009. As of December 31, 2011 and 2010, the Company had no net deferred tax asset after the effect of the valuation allowance.
Tax years 2003 through 2010 are subject to examination by the federal taxing authorities. Generally, tax years 2008 through 2010 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carry back NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI was able to carry back tax losses that occurred in the year ending December 31, 2009 against income that was recognized in 2005 and 2006. The Company received $0.7 million and $17.4 million of tax refunds during the years ended December 31, 2011 and 2010, respectively.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchased applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. The Company made this election with regard to a portion of the CRLP debt repurchased in 2009. The Company did not make this election with regard to CRLP debt repurchased in 2010.
The Company may from time to time be assessed interest or penalties by federal and state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as "Income taxes and other".
Real Estate Assets, Impairment and Depreciation — Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. Undeveloped land and construction in progress is stated at cost unless such assets are impaired in which case such assets are recorded at fair value. The Company reviews its long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. Assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell. The Company’s determination of fair value is based on inputs management believes are consistent with those that market participants would use (See - "Assets and Liabilities Measured at Fair Value"). Estimates are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives
Buildings	20 - 40 years
Furniture, fixtures and equipment	3 - 7 years
Land improvements	10 or 15 years
Tenant improvements	Life of lease
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
The Company records acquired intangible assets (including above-market leases, customer relationships and in-place leases) and acquired liabilities (including below-market leases) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
As of December 31, 2011, the Company had $8.6 million, $1.2 million and $10.5 million of unamortized in-place lease intangible assets, net market lease intangibles and intangibles related to relationships with customers, respectively, which is reflected as a component of "Other assets" in the accompanying Consolidated Balance Sheets of the Trust and CRLP. The aggregate amortization expense for in-place lease intangible assets recorded during 2011, 2010, and 2009 was $6.0 million, $5.2 million and $0.2 million, respectively.
Cost Capitalization — Costs incurred during predevelopment are capitalized after the Company has identified a development site, determined that a project is feasible and concluded that it is probable that the project will proceed. While the Company believes it will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it is no longer probable that a development will be successful, the predevelopment costs that have been previously capitalized are expensed.
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

The Company has included in accounts payable book overdrafts representing outstanding checks in excess of funds on deposit of $9.0 million and $7.3 million as of December 31, 2011 and 2010, respectively.
Restricted Cash — Restricted cash is comprised of cash balances which are legally restricted as to use and consists of resident and tenant deposits, deposits on for-sale residential lots and units and cash in escrow for self insurance retention.
During 2011, the Company used multifamily and commercial asset disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. As of December 31, 2011, $35.4 million of the proceeds remained in temporary cash accounts, classified as restricted cash, pending the fulfillment of Section 1031 exchange requirements. (see Note 3 - "Real Estate Activity")
Valuation of Receivables — Due to the short-term nature of the leases at the Company’s multifamily properties, generally six months to one year, the Company’s exposure to resident defaults and bankruptcies is minimized. The Company’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.
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
The Company had an allowance for doubtful accounts of $1.1 million as of December 31, 2011 and 2010.
Notes Receivable — Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent. As of December 31, 2011, the Company did not have any impaired notes receivable.
As of December 31, 2011, the Company had notes receivable of $43.8 million consisting primarily of:

•
$25.1 million, net of premium, outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. The note, which is secured by the property, has a fixed annual interest rate of 5.25% and matures in December 2012. The note contains two one-year extension options. See Note 14 - "Financing Activities — Unconsolidated Joint Venture Financing Activity".

•	$16.7 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.
The Company had accrued interest related to its outstanding notes receivable of $0.3 million and $0.5 million as of December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011, the Company had no reserve recorded against its outstanding notes receivable. As of December 31, 2010, the Company had a $0.3 million reserve recorded against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at December 31, 2011 and December 31, 2010 was approximately 4.9% and 4.7%, respectively. Interest income is recognized on an accrual basis.
The Company received principal payments of $1.5 million and $5.8 million on these and other outstanding subordinated loans during 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had outstanding notes receivable balances, net of reserves, of $43.8 million and $44.5 million, respectively.
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
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge (see Note 15 - "Derivatives and Hedging"). This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. The Company discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.
Share-Based Compensation — The Company currently sponsors share option plans and restricted share award plans (see Note 16 - "Share-based Compensation"). The Company accounts for share based compensation in accordance with ASC 718, Stock Compensation, which requires compensation costs related to share-based payment transactions to be recognized in the consolidated statements of operations when earned.
Revenue Recognition — Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.
Under the terms of residential leases, the residents of the Company’s communities are obligated to reimburse the Company for certain utility usage, cable, water, electricity and trash, where the Company is the primary obligor to the utility entities. These utility reimbursements from residents are included as “Other property-related revenue” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.
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
Warranty Reserves — Warranty reserves are included in "Accrued expenses" on the accompanying Consolidated Balance Sheets of the Trust and CRLP. Estimated future warranty costs on condominium conversion and for-sale residential sales are charged to cost of sales in the period when the revenues from such sales are recognized. Such estimated warranty costs are approximately 0.5% of total revenue. As necessary, additional warranty costs are charged to costs of sales based on management’s estimate of the costs to remediate existing claims. While the Company believes the warranty reserve is adequate as of December 31, 2011, historical data and trends may not accurately predict actual warranty costs, or future development could lead to a significant change in the reserve. The Company's warranty reserves are as follows:

	Years Ended December 31,
($ in thousands)	2011	2010	2009
Balance at beginning of period	$960	$871	$1,072
Accruals for warranties issued	63	109	190
Payments made	(319)	(20)	(391)
Balance at end of period	$704	$960	$871

Net Income (Loss) Per Share — Basic net income (loss) per common share is computed under the “two class method” as described in ASC 260, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings or losses. According to the guidance, the Company has included share-based payment awards that have non-forfeitable rights to dividends prior to vesting as participating securities. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period, the dilutive effect of restricted shares issued, and the assumed conversion of all potentially dilutive outstanding share options.
Self Insurance Accruals — The Company is self-insured up to certain limits for general liability claims, workers’ compensation claims, property claims and health insurance claims. Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.
Loss Contingencies — The Company is subject to various claims, disputes and legal proceedings, including those described under Note 20 - "Legal Proceedings", the outcomes of which are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. As of December 31, 2011, the Company's loss contingency accrual was $8.8 million in the aggregate.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Segment Reporting — The Company reports on its segments in accordance with ASC 280, Segment Reporting, which defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance and for which discrete financial information is available. The Company manages its business based on the performance of two separate operating segments: multifamily and commercial.
Noncontrolling Interests and Redeemable Common Units — Amounts reported as limited partners’ interest in consolidated partnerships on the Consolidated Balance Sheets are presented as noncontrolling interests within equity. Additionally, amounts reported as preferred units in CRLP are presented as noncontrolling interests within equity. Noncontrolling interests in common units of CRLP are included in the temporary equity section (between liabilities and equity) of the Consolidated Balance Sheets because of the redemption feature of these units. Each common unit is redeemable at the option of the holder for cash equal to the fair market value of one common share at the time of redemption or, at the option of the Trust, one common share. Based on the requirements of ASC 480-10-S99, the measurement of noncontrolling interests is presented at “redemption value” — i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Trust's share price multiplied by the number of outstanding units), or the aggregate value of the individual partner's capital balances, whichever is greater. See the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009 for the presentation and related activity of the noncontrolling interests and redeemable common units.
Investments in Joint Ventures — To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income of the joint venture. In accordance ASC 323, Investments — Equity Method and Joint Ventures, the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. During 2009, the Company determined that its 35% noncontrolling joint venture interest in Colonial Grand Traditions was impaired and that this impairment was other than temporary. As a result, the Company recognized a non-cash impairment charge of $0.2 million during 2009. Other than Colonial Grand at Traditions charge in 2009, the Company has determined that these investments were not other than temporarily impaired as of December 31, 2011, 2010 and 2009.

Investment and Development Expenses — Investment and development expenses consist primarily of costs related to potential mergers, acquisitions, and abandoned development pursuits. Abandoned development costs are costs incurred prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If the Company determines that it is probable that it will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. The Company recorded $1.8 million, $0.4 million and $2.0 million in investment and development expenses in 2011, 2010 and 2009, respectively.
Assets and Liabilities Measured at Fair Value — The Company applies ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between willing market participants. Additional disclosures focusing on the methods used to determine fair value are also required using the following hierarchy:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the assets or liability.
The Company applies ASC 820 in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 3 - "Real Estate Activity"), to its disclosure of the fair value of financial instruments, which principally consists of indebtedness (see Note 14 - "Financing Activities"), to its disclosure of fair value of derivative financial instruments (see Note 15 - "Derivatives and Hedging") and to notes receivable (see below). The following table presents the Company’s real estate assets and derivative financial instruments reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures:

	Fair value measurements as of
($ in thousands)	December 31, 2011
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including land held for sale	$7,705	$—	$—	$7,705
Derivative financial instruments	$(16,619)	$—	$(16,619)	$—

Real estate assets
Real estate assets, including land held for sale were valued using sales activity for similar assets, current contracts and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, units sales assumptions, cost structure and discount rates and (ii) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each project.
Derivative financial instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Indebtedness
At December 31, 2011, the estimated fair value of fixed rate debt was approximately $1.62 billion (carrying value of $1.56 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $196.8 million.
Notes receivable
The estimated fair value of the Company’s notes receivable at December 31, 2011 and December 31, 2010 was approximately $43.8 million and $44.5 million, respectively, based on market rates and similar financing arrangements.

Accounting Pronouncements Recently Adopted — In June 2011, the FASB issued ASU 2011-05, and update to ASC 220, Comprehensive Income. ASU 2011-05 was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments. The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 will become effective for the fiscal years beginning after December 15, 2011. The early adoption of ASU 2011-05 did not have a material impact on the Company's consolidated financial statements.

Note 3 — Real Estate Activity
Acquisition Activity
The consolidated operating properties acquired during 2011, 2010 and 2009 are listed below:

		Units/	Effective
Acquisitions	Location	Sq. Feet (1)	Acquisition Date	Purchase Price
				(in millions)
Multifamily Properties
Colonial Grand at Hebron	Dallas, TX	312	November 8, 2011	$34.1
Colonial Grand at Commerce Park	Charleston, SC	312	September 20, 2011	30.9
Colonial Reserve at Medical District	Dallas, TX	278	September 1, 2011	33.0
Colonial Village at Beaver Creek	Raleigh, NC	316	August 2, 2011	26.4
Colonial Grand at Traditions (2)	Gulf Shores, AL	324	June 17, 2011	17.6
Colonial Grand at Palm Vista	Las Vegas, NV	341	March 14, 2011	40.9
Colonial Grand at Cornelius	Charlotte, NC	236	February 28, 2011	23.6
Colonial Grand at Wells Branch	Austin, TX	336	February 24, 2011	28.4
Colonial Grand at Brier Creek	Raleigh, NC	364	October 22, 2010	37.9
Colonial Grand at Riverchase Trails (3)	Birmingham, AL	345	June 30, 2010	24.6
Colonial Grand at Canyon Creek (4)	Austin, TX	336	September 14, 2009	26.0

Commercial Properties
Colonial Promenade Alabaster	Birmingham, AL	219,000	December 14, 2009	37.0
Three Ravinia	Atlanta, GA	813,000	November 25, 2009	146.9

Total				$507.3
________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
On June 17, 2011, the Company acquired the outstanding mortgage loan secured by this property for $21.1 million. As a result of the purchase, the Company's obligation under its $3.5 million original partial loan repayment guarantee related to the mortgage loan, which had been reserved for by the Company in the third quarter of 2009, was eliminated. At the time the loan was purchased, the property continued to be owned by a joint venture in which the Company has a 35% interest. Because the loan was in default at the time of the Company's acquisition, the Company determined it had the power, pursuant to the default provisions of the loan agreement, to direct the significant business activities of the joint venture and began consolidating the joint venture in its financial statements. The Company then acquired the property through foreclosure on August 1, 2011. For additional information regarding the status of ongoing litigation between the Company and its joint venture partner involving this property, see Note 20 - "Legal Proceedings".

(3)	The Company acquired an ownership interest in this asset through a joint venture transaction. See Note 13 - "Investment in Partially-Owned Entities" for additional details regarding this transaction.

(4)
The Company began consolidating the CMS/Colonial Canyon Creek joint venture in its financial statements in September 2009. See Note 13 - "Investment in Partially-Owned Entities" for additional details regarding this transaction.

The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since each date of acquisition or, in the cases of Colonial Grand at Traditions and Colonial Grand at Canyon Creek, since the date of consolidation. These transactions were funded by proceeds received from shares issued under the Trust's "at-the-market" continuous equity offering programs, proceeds received from asset dispositions, as discussed below, and borrowings on the Company's unsecured credit facility. The cash paid to acquire these properties is included in the Consolidated Statements of Cash Flows of the Trust and CRLP. For properties acquired through acquisitions, assets were recorded at fair value based on an independent third party appraisal or internal models using assumptions consistent with those made by other market participants. The property acquisitions during 2011, 2010 and 2009 are comprised of the following:

($ in thousands)	2011	2010		2009
Assets purchased:
Land, buildings and equipment	$230,823	$61,285		$186,918
Intangibles (1)	3,954	1,059		27,510
Other assets	—	—		5,575
	234,777	62,344		220,003
Notes and mortgages assumed	—	(19,300)	(2)	(15,600)
Other liabilities assumed or recorded	—	—		(586)
Total consideration	$234,777	$43,044		$203,817
________________________

(1)
Amounts included for 2011 and 2010 consist of in-place lease intangible assets. The amount included for 2009, consists of $13.0 million, $2.0 million and $12.4 million of unamortized in-place lease intangible assets, above (below) market lease intangible assets and intangible assets related to relationships with customers, respectively.

(2)	See Note 13 - "Investment in Partially-Owned Entities" regarding additional details for this transaction.
The following unaudited pro forma financial information for the years ended December 31, 2011, 2010 and 2009, gives effect to the above operating property acquisitions, including the consolidation of Colonial Grand at Traditions and Colonial Grand at Canyon Creek, as if they had occurred at the beginning of the periods presented. The information for the year in which a property was acquired/consolidated includes pro forma results for the portion of the period prior to the acquisition/consolidation date and actual results from the date of acquisition/consolidation through the end of the year. The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Years Ended December 31,
($ in thousands, except per share data)	2011	2010	2009
Total revenue	$392,894	$380,320	$353,571
Net income (loss) available to common shareholders	$2,659	$(49,379)	$2,176
Net income (loss) per common share — dilutive	$0.03	$(0.69)	$0.04
Disposition Activity - Continuing Operations
During 2011, 2010 and 2009, the Company sold various consolidated parcels of land for an aggregate sales price of $6.0 million, $17.2 million, and $10.7 million, respectively, which were used to repay a portion of the borrowings under the Company's unsecured credit facility and for general corporate purposes.
During 2009, the Company sold a commercial development, consisting of approximately 159,000 square feet (excluding anchor-owned square feet) of retail shopping space. The development was sold for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The gain of approximately $4.4 million, net of income taxes, from the sale of this development is included in “Gain (loss) from sales of property” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.
During 2011, 2010 and 2009 the Company also sold its interest in various multifamily and commercial joint ventures. See Note 13 - "Investment in Partially-Owned Entities" for additional details regarding these transactions.

Disposition Activity - Discontinued Operations
Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as “Discontinued Operations” for the years ended December 31, 2011, 2010 and 2009. Following is a listing of the properties the Company disposed of in 2011, 2010 and 2009, which are classified as discontinued operations:

		Units/	Effective
Dispositions	Location	Sq. Feet (1)	Disposal Date	Sales Price
				(in millions)
Multifamily Properties
Brookfield	Dallas/Ft. Worth, TX	232	September 27, 2011	$9.5
Colonial Grand at McGinnis Ferry	Atlanta, GA	434	September 27, 2011	39.0
Colonial Grand at Sugarloaf	Atlanta, GA	250	September 27, 2011	22.5
Colonial Village at Meadow Creek	Charlotte, NC	250	September 27, 2011	13.6
Paces Cove	Dallas/Ft. Worth, TX	328	September 27, 2011	12.5
Summer Tree	Dallas/Ft. Worth, TX	232	September 27, 2011	8.7

Commercial Properties
Colonial Center Town Park 400	Orlando, FL	176,000	November 10, 2011	23.9
Brookwood Village Center	Birmingham, AL	88,000	September 23, 2011	8.0
Colonial Promenade Winter Haven	Orlando, FL	286,000	December 18, 2009	20.7

Total				$158.4
________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.
The proceeds from the sale of these assets were used to fund the acquisitions of multifamily apartment communities, as discussed above, as well as to repay a portion of the borrowings under the Company's unsecured credit facility. In some cases, the Company uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Of the proceeds received from the sale of assets described above, $35.4 million remains in temporary cash accounts pending the fulfillment of Section 1031 exchange requirements.

Below is a summary of the operations of the properties classified as discontinued operations during the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
($ in thousands)	2011	2010	2009
Property revenues:
Minimum rent	$9,626	$13,358	$17,058
Tenant recoveries	3	4	223
Other revenue	2,623	2,419	2,584
Total revenues	12,252	15,781	19,865

Property expenses:
Property operating and maintenance expense	6,640	9,111	9,432
Impairment	—	—	2,051
Depreciation	4,329	5,729	5,608
Amortization	132	83	87
Total operating expenses	11,101	14,923	17,178

Interest income (expense), net	(1,093)	(1,462)	(954)
Debt cost amortization	(20)	(27)	(22)
Income (loss) from discontinued operations before net gain on disposition
of discontinued operations	38	(631)	1,711
Net gain (loss) on disposition of discontinued operations, net of income taxes	23,733	(395)	1,729
Noncontrolling interest in CRLP from discontinued operations	(1,873)	99	(561)
Noncontrolling interest to limited partners	—	(4)	597

Income (loss) from discontinued operations attributable to parent company	$21,898	$(931)	$3,476

Held for Sale
The Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months.
As of December 31, 2011, the Company had classified two for-sale developments as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheets of the Trust and CRLP at $10.5 million as of December 31, 2011, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these properties as of December 31, 2011. As of December 31, 2011, there were no operating properties classified as held for sale.
As of December 31, 2010, the Company had two for-sale developments and two outparcels classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $16.9 million at December 31, 2010, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these properties as of December 31, 2010. As of December 31, 2010, there were no operating properties classified as held for sale.
For-Sale Activities
The total number of units sold for condominium conversion properties, for-sale residential units and lots for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
For-sale residential units	11	28	132
Condominium conversions	—	—	238
Residential lots	—	—	3
During 2011, 2010 and 2009, the Company received total proceeds of $5.1 million, $9.3 million and $55.7 million, respectively, related to the sale of for-sale residential and condominium conversion projects. These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the Company’s unsecured credit facility. During 2010 and 2009, “Gain (loss) from sale of property” on the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP included $(0.3) million and $0.7 million, respectively, for for-sale residential and condominium conversion sales. The Company did not recognize a gain/(loss) on for-sale residential sales in 2011.
As of December 31, 2011, the Company had 13 for-sale residential units and 40 lots remaining. These units/lots, valued at $10.1 million in the aggregate, are reflected in “Real estate assets held for sale, net” on the Consolidated Balance Sheets of the Trust and CRLP at December 31, 2011. As of December 31, 2010, the Company had $14.5 million of completed for-sale residential projects classified as held for sale.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from for-sale residential and condominium conversion unit sales are also included in investing activities.
Impairment and Other Losses
During 2011, the Company recorded impairment charges and other losses totaling $5.7 million. The $5.7 million was comprised of $4.8 million in loss contingencies related to certain on-going litigation (see Note 20 - "Legal Proceedings"), $0.7 million of casualty losses and $0.2 million of other non-cash impairment charges. The $0.7 million of casualty losses were due to fire and weather-related structural damage at eight of the Company's multifamily apartment communities. Of the other non-cash impairment charges, $0.1 million was related to sales of various for-sale residential units and $0.1 million was related to the sale of land outparcels. These charges are included in “Impairment and other losses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the years ended December 31, 2011.
During 2010, the Company recorded non-cash impairment charges totaling $1.3 million. Of the $1.3 million, $1.0 million relates to casualty losses resulting from fire and weather-related structural damage at four of the Company's multifamily apartment communities and the remaining $0.3 million relates to sales of various for-sale residential units. These charges are included in “Impairment and other losses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the years ended December 31, 2010.

During 2009, the Company recorded an impairment charge of $12.4 million. Of the $10.4 million presented in “Impairment and other losses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP, $10.3 million relates to a reduction of the carrying value of certain of its for-sale residential assets, a retail development and certain land parcels. The remaining amount in continuing operations, $0.1 million, was recorded as the result of fire damage at one of the Company’s multifamily apartment communities. The $2.0 million presented in “Income (loss) from discontinued operations” on the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP relates to the sell out of the remaining units at two of the Company’s condominium conversion properties.
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

Note 4 — Land, Buildings and Equipment
Land, buildings and equipment consisted of the following at December 31, 2011 and 2010:

($ in thousands)	2011	2010
Land	$417,463	$407,607
Depreciable property:
Buildings and improvements	2,849,427	2,758,177
Furniture, fixtures and equipment	178,565	165,324
Undeveloped land and construction in progress	306,826	261,955
	3,752,281	3,593,063
Accumulated depreciation	(731,894)	(640,981)
	3,020,387	2,952,082
Real estate assets held for sale, net	10,543	16,861
Total - Colonial Properties Trust	$3,030,930	$2,968,943
Corporate assets specific to Colonial Properties Trust (1)	—	1
Total - Colonial Realty Limited Partnership	$3,030,930	$2,968,942
________________________
(1) The corporate assets specific to the Trust consist of miscellaneous office equipment, which had been fully depreciated as of December 31, 2011.

Note 5 — Undeveloped Land and Construction in Progress
At December 31, 2011, the Company had four active development projects, as outlined in the table below. The Company owns approximately $243.7 million of undeveloped land parcels that are held for future developments. Of the future developments listed below, the Company began developing Colonial Grand at South End, a 353-unit apartment community in Charlotte, North Carolina, in January 2012. In addition, the Company expects to initiate development of at least two other multifamily apartment communities in 2012. Although the Company currently anticipates developing certain other projects in the future, there can be no assurance that the Company will initiate any of these particular future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Double Creek	Austin, TX	296	$9,040
Colonial Grand at Hampton Preserve	Tampa, FL	486	42,532
Colonial Grand at Lake Mary (Phase I)	Orlando, FL	232	8,737
		1,014	$60,309
Commercial:
Colonial Promenade Huntsville (Phase I) (2)	Huntsville, AL	—	$2,826

Total Active Developments			$63,135

Future Developments:
Multifamily:
Colonial Grand at Azure (3)	Las Vegas, NV	390	$10,408
Colonial Grand at Lake Mary (Phase II) (4)	Orlando, FL	108	3,340
Colonial Grand at Randal Park (5)	Orlando, FL	462	12,163
Colonial Grand at South End	Charlotte, NC	353	13,920
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,379
		1,752	$55,450
Commercial:
Colonial Promenade Huntsville (Phase II) (2)	Huntsville, AL	—	$7,378
Colonial Promenade Nord du Lac (6)	Covington, LA	236,000	26,829
Randal Park (5)	Orlando, FL	—	16,556
		236,000	$50,763
Other Undeveloped Land:
Multifamily			$4,505
Commercial			45,284
Commercial Outparcels/Pads			17,772
For-Sale Residential Land (7)			69,917
			$137,478
Total Future Developments			$243,691
Consolidated Undeveloped Land and Construction in Progress			$306,826
________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

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

(4)
On July 1, 2011, the Company purchased the remaining 50% interest in Lanesboro at Heathrow, LLC. The Company intends on developing 108 multifamily units on this site, which lies adjacent to the Colonial Grand at Lake Mary multifamily site under active construction.

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
Interest capitalized on construction in progress during 2011, 2010 and 2009 was $0.4 million, $1.2 million and $3.9 million, respectively.

Note 6 — Net Loss Per Share of the Trust
For the years ended 2011, 2010 and 2009, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common share of the Trust is as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Numerator:
Net income (loss) attributable to parent company	$2,247	$(40,537)	$7,608
Adjusted by:
Preferred stock dividends	—	(5,649)	(8,142)
(Income) loss from discontinued operations	(21,898)	931	(3,475)
Income allocated to participating securities	(402)	(373)	(185)
Preferred unit repurchase gains	2,500	3,000	—
Preferred share/unit issuance costs write-off	(1,319)	(4,868)	25
Loss from continuing operations available to common shareholders	$(18,872)	$(47,496)	$(4,169)
Denominator:
Denominator for basic net loss per share — weighted average
common shares	84,142	71,919	53,266
Effect of dilutive securities	—	—	—
Denominator for diluted net loss per share — adjusted weighted
average common shares	84,142	71,919	53,266
For the years ended December 31, 2011, 2010 and 2009, the Trust reported a net loss from continuing operations (after preferred dividends), and as such, dilutive share equivalents have been excluded from per share computations because including such shares would be anti-dilutive. For the years ended December 31, 2011 and 2010, 225,163 and 55,802 dilutive share equivalents, respectively, were excluded from the computation of diluted net loss per share. For the year ended December 31, 2009, there were no dilutive shares equivalents. For the years ended December 31, 2011, 2010 and 2009, 994,118, 1,001,237 and 1,280,993 outstanding share options, respectively, were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 7 — Net Loss Per Unit of CRLP
For the years ended 2011, 2010 and 2009, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common unit of CRLP is as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Numerator:
(Loss) income from continuing operations	$(17,592)	$(37,517)	$11,739
Adjusted by:
Income allocated to participating securities	(402)	(373)	(185)
Noncontrolling interest of limited partners - continuing operations	(53)	103	(999)
Distributions to limited partner preferred unitholders	(3,586)	(7,161)	(7,250)
Distributions to general partner preferred unitholders	—	(5,649)	(8,142)
Preferred unit repurchase gains	2,500	3,000	—
Preferred unit issuance costs	(1,319)	(4,868)	25
Loss from continuing operations available to common unitholders	$(20,452)	$(52,465)	$(4,812)
Denominator:
Denominator for basic net loss per unit — weighted average
common units	91,389	79,536	61,785
Effect of dilutive securities	—	—	—
Denominator for diluted net loss per unit — adjusted weighted
average common units	91,389	79,536	61,785
For the years ended December 31, 2011, 2010 and 2009, CRLP reported a net loss from continuing operations (after preferred dividends), and as such, dilutive unit equivalents have been excluded from per unit computations because including such units would be anti-dilutive. For the years ended December 31, 2011, and 2010, 225,163 and 55,802 dilutive unit equivalents, respectively, were excluded from the computation of diluted net loss per unit. For the year ended December 31,

2009, there were no dilutive unit equivalents. For the years ended December 31, 2011, 2010 and 2009, 994,118, 1,001,237 and 1,280,993 outstanding unit options, respectively, were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

Note 8 — Equity of the Trust

Ownership of the Trust is maintained through common shares of beneficial interest (the "common shares"), preferred shares of beneficial interest (the "preferred shares") and noncontrolling interest in CRLP (the "units"). Common shareholders represent public equity owners and common unitholders represent noncontrolling interest owners. Each unit may be redeemed for either one common share or, at the option of the Trust, cash equal to the fair market value of a common share at the time of redemption. When a common unitholder redeems a unit for a common share or cash, noncontrolling interest is reduced. In addition, the Company has acquired properties since its formation by issuing distribution paying and non-distribution paying units. The non-distribution paying units convert to distribution paying units at various dates subsequent to their original issuance. At December 31, 2011 and 2010, 7,169,388 and 7,299,530 units of CRLP were outstanding, respectively, excluding units held by the Trust, all of which were distribution paying units.

The following table presents the changes in the issued common shares of beneficial interest of the Trust since December 31, 2010 (but excluding 7,169,388 and 7,299,530 units of CRLP at December 31, 2011 and December 31, 2010, respectively, each of which is redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Trust, one common share):

Issued at December 31, 2010 (1)	83,957,388
Common shares issued through dividend reinvestments	268,822
Restricted shares issued (cancelled), net	211,120
Shares offered under “at-the-market” equity offering programs	8,416,846
Redemption of CRLP units for common shares	130,142
Issuances under other employee and nonemployee share plans	112,404
Issued at December 31, 2011 (1)	93,096,722
___________________

(1)	Includes 5,623,150 treasury shares.
Equity Offerings
In 2010 and 2011, the Trust completed the following offerings of its common shares under four separate continuous "at-the-market" equity offering programs, each of which was fully exhausted as of December 31, 2011:

($ in thousands, except per share amounts)
	Issuance Authorized		Amount Authorized	Shares Issued	Weighted Avg Issuance Price Per Share	Net Proceeds (1)
2010	February 2010		$50,000	3,602,348	$13.88	$48,999
	July 2010		100,000	6,329,026	15.80	98,990
	December 2010		100,000	462,500	18.06	8,185

		2010 Total		10,393,874	$15.24	$156,174

2011	December 2010		$100,000	4,788,525	$19.14	$89,813
	May 2011		75,000	3,628,321	20.67	73,873

		2011 Total		8,416,846	$19.80	$163,686
________________________

(1)	Amounts are shown net of underwriting discounts, but excludes $0.3 million of one-time administrative expenses paid by the Company during each of the years ended December 31, 2011 and 2010.
The net proceeds resulting from the equity offerings were used to redeem all of the Trust's outstanding Series D Preferred Depositary Shares and to repurchase one-half of CRLP's outstanding Series B Preferred Units during 2010; to partially fund three of the multifamily property acquisitions and the purchase of the Colonial Grand at Traditions joint venture mortgage loan during 2011 (see Note 3 - "Real Estate Activity - Acquisition Activity"); to pay down a portion of the outstanding borrowings under the Company's unsecured credit facility and to fund other general corporate purposes.

Repurchases/Redemption of Series D Preferred Depositary Shares
In April 2003, the Trust issued 5,000,000 depositary shares (the "Series D Preferred Depositary Shares"), each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. During 2009, the Trust repurchased 6,515 of its outstanding Series D Preferred Depositary Shares, pursuant to a Board-approved repurchase program, in open market (or privately negotiated) transactions for a purchase price of $0.1 million, or $19.46 per share. During 2010, the Trust redeemed all of the remaining outstanding 4,004,735 Series D Preferred Depositary Shares, plus any accrued and unpaid dividends, for an aggregate redemption price per share of $25.2257, or $100.1 million in the aggregate. As a result of this redemption, the Company recorded a charge of approximately $3.6 million related to the original preferred share issuance costs.

Note 9 — Capital Structure of CRLP
Issuances of Common Units
Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. As described in Note 8 - "Equity of the Trust", during the year ended December 31, 2011, the Trust issued 8,416,846 common shares, generating net proceeds of approximately $163.7 million, at an average price of $19.80 per share, under its continuous "at-the-market" equity offering programs. During the year ended December 31, 2010, the Trust issued 10,393,874 common shares, generating net proceeds of approximately $156.2 million, at an average price of $15.24 per share, under its continuous "at-the-market" equity offering programs. Accordingly, CRLP issued 8,416,846 common units, at a weighted average issue price of $19.80 per unit, to the Trust during 2011 and 10,393,874 common units, at a weighted average issue price of $15.24 per unit, to the Trust during 2010.
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
During December 2010, CRLP repurchased 1.0 million of its outstanding 7.25% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units") from the existing holders for $47.0 million, plus accrued but unpaid dividends, which represented a 6% discount to the original issuance price and resulted in a gain of $3.0 million. The Series B Preferred Units were originally issued in a private placement in February 1999. As a result of the repurchase, during 2010, CRLP wrote off $1.3 million related to the original preferred unit issuance costs. During December 2011, CRLP repurchased the remaining 1.0 million of the outstanding Series B Preferred Units from the existing holders for $47.5 million, plus accrued but unpaid dividends, which represented a 5% discount to the original issuance price and resulted in a gain of $2.5 million. As a result of the repurchase, during 2011, CRLP wrote off $1.3 million related to the original preferred unit issuance costs.
Repurchases/Redemption of Series D Preferred Units
During 2009, in connection with the Trust's repurchase of 6,515 Series D Preferred Shares, CRLP repurchased a corresponding number of Series D Preferred Units for the same price at which the Trust repurchased the Series D Preferred Shares, $19.46 per Series D Preferred Depositary Unit, or $0.1 million in the aggregate. In September 2010, in connection with the Trust's redemption of all of the outstanding 4,004,735 Series D Preferred Shares, CRLP repurchased from the Trust all of the corresponding Series D Preferred Units of CRLP for the same price at which the Trust redeemed the Series D Preferred Shares, $25.2257 per Series D Preferred Depositary Unit, or $100.1 million in the aggregate.

Note 10 — Redeemable Noncontrolling Interests of the Trust
Redeemable noncontrolling interests – Common units, as presented on the Trust's consolidated balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At December 31, 2011 and December 31, 2010, the value of these redeemable noncontrolling interests was $159.6 million and $145.5 million, respectively, based on the closing price of the Trust's common shares of $20.86 and $18.05, respectively, on those dates.
Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the years ended December 31, 2011 and 2010, holders redeemed 130,142 and 863,315 units, respectively, in exchange for an equal number of the Trust's common shares.

Note 11 — Redeemable Partnership Units of CRLP
Redeemable units, as presented on CRLP's consolidated balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At December 31, 2011 and December 31, 2010 , the value of the redeemable units was $159.6 million and $145.5 million, respectively, based on the closing price of the Trust's common shares of $20.86 and $18.05, respectively, on those dates.
Holders of common units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Trust's common shares, if and when the Board of Trustees of the Trust declares such a dividend. Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the years ended December 31, 2011 and 2010, holders redeemed 130,142 and 863,315 units, respectively, in exchange for an equal number of the Trust's common shares.

Note 12 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.
Multifamily management is responsible for all aspects of the Company’s multifamily property operations, including the management and leasing services for 113 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which the Company does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company’s commercial property operations, including the management and leasing services for 40 commercial properties, as well as third-party management services for commercial properties in which the Company does not have an ownership interest and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, (loss) income from continuing operations and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures.

Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to loss from continuing operations before noncontrolling interest for the years ended December 31, 2011 and 2010. For purposes of the following table, "Multifamily - Same-Property" includes all consolidated multifamily properties continuously owned since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

	Years Ended December 31,
($ in thousands)	2011	2010
Revenues:
Segment revenues:
Multifamily - Same-Property (1)	$295,620	$283,115
Multifamily - Other (2)	40,427	26,279
Total multifamily	336,047	309,394
Commercial	77,850	80,015
Total segment revenues	413,897	389,409
Partially-owned unconsolidated entities - Multifamily	(2,336)	(3,106)
Partially-owned unconsolidated entities - Commercial	(26,046)	(30,987)
Other non-property related revenues	8,047	11,693
Discontinued operations property revenues	(12,252)	(15,781)
Total consolidated revenues	$381,310	$351,228

NOI:
Segment NOI:
Multifamily - Same-Property (1)	$174,890	$163,058
Multifamily - Other (2)	21,155	11,134
Total multifamily	196,045	174,192
Commercial	52,773	54,006
Total segment NOI	248,818	228,198
Partially-owned unconsolidated entities — Multifamily	(1,183)	(1,468)
Partially-owned unconsolidated entities — Commercial	(17,318)	(20,839)
Other non-property related revenue	8,047	11,693
Discontinued operations property NOI	(5,612)	(6,670)
Impairment — discontinued operations (3)	—	—
Impairment and other losses — continuing operations (3)	(5,736)	(1,308)
Property management expense	(9,185)	(8,584)
General and administrative expense	(20,439)	(18,563)
Management fees and other expenses	(8,067)	(9,504)
Restructuring charges	(153)	(361)
Investment and development expense (4)	(1,781)	(422)
Depreciation	(123,460)	(116,374)
Amortization	(8,426)	(8,848)
Income from operations	55,505	46,950
Total other income (expense), net (5)	(73,097)	(84,467)
Loss from continuing operations	$(17,592)	$(37,517)
________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,233 apartment units, continuously owned since January 1, 2010.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	See Note 3 - "Real Estate Activity - Impairment and Other Losses" for a description of the charges.

(4)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(5)
For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 - "Real Estate Activity - For-Sale Activities".

Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to (loss) income from continuing operations before noncontrolling interest for the years ended December 31, 2010 and 2009. For the purposes of following table, "Multifamily - Same-Property" includes all consolidated multifamily properties continuously owned during the periods presented since January 1, 2009. Same-property communities may be adjusted during the year to account for disposition activity.

	Years Ended December 31,
($ in thousands)	2010	2009
Revenues:
Segment revenues:
Multifamily - Same Property (1)	$278,990	$280,422
Multifamily - Other (2)	30,404	26,782
Total multifamily	309,394	307,204
Commercial	80,015	91,433
Total segment revenues	389,409	398,637
Partially-owned unconsolidated entities — Multifamily	(3,106)	(6,499)
Partially-owned unconsolidated entities — Commercial	(30,987)	(62,271)
Other non-property related revenues	11,693	15,039
Discontinued operations property revenues	(15,781)	(19,865)
Total consolidated revenues	$351,228	$325,041

NOI:
Segment NOI:
Multifamily - Same Property (1)	$160,257	$166,115
Multifamily - Other (2)	13,935	11,071
Total multifamily	174,192	177,186
Commercial	54,006	58,166
Total segment NOI	228,198	235,352
Partially-owned unconsolidated entities — Multifamily	(1,468)	(3,221)
Partially-owned unconsolidated entities — Commercial	(20,839)	(39,560)
Other non-property related revenue	11,693	15,039
Discontinued operations property NOI	(6,670)	(8,381)
Impairment — discontinued operations (3)	—	(2,051)
Impairment and other losses — continuing operations (3)	(1,308)	(10,388)
Property management expense	(8,584)	(7,749)
General and administrative expense	(18,563)	(17,940)
Management fees and other expenses	(9,504)	(14,219)
Restructuring charges	(361)	(1,400)
Investment and development expense (4)	(422)	(1,989)
Depreciation	(116,374)	(107,622)
Amortization	(8,848)	(4,004)
Income from operations	46,950	31,867
Total other income (expense), net (5)	(84,467)	(20,128)
(Loss) income from continuing operations	$(37,517)	$11,739

________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,173 apartment units, continuously owned during the periods presented since January 1, 2009.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	See Note 3 - "Real Estate Activity - Impairment and Other Losses" for a description of the charges.

(4)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(5)
For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 - "Real Estate Activity - For-Sale Activities".

Additionally, the Company's total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of December 31, 2011 and 2010 are presented below.

	As of December 31,
($ in thousands)	2011	2010
Capitalized Expenditures
Multifamily	$22,398	$29,461
Commercial	1,818	3,888
Corporate	373	188
Total consolidated capitalized expenditures	$24,589	$33,537

Assets
Segment assets:
Multifamily	$2,584,769	$2,474,409
Commercial	514,810	562,103
Total segment assets	3,099,579	3,036,512
Unallocated corporate assets (1)	159,026	134,622
Colonial Properties Trust	$3,258,605	$3,171,134
Corporate assets specific to Colonial Properties Trust	(177)	(619)
Colonial Realty Limited Partnership	$3,258,428	$3,170,515
________________________

(1)	Includes the Company's investment in partially-owned entities of $12.3 million and $22.8 million as of December 31, 2011 and December 31, 2010, respectively.

Note 13 — Investment in Partially-Owned Entities
The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary.
Consolidated Investments in Variable Interest Entities
Based on the Company's evaluation, as of December 31, 2011, the Company has one consolidated VIE — CMS/Colonial Canyon Creek — which the Company began consolidating in September 2009 as a result of a preferred equity contribution of $11.5 million made by the Company to the joint venture in connection with a construction loan refinancing. This joint venture is a variable interest entity and the Company's $11.5 million preferred equity contribution constituted a reconsideration event.
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
Investments in Unconsolidated Partially-Owned Entities
Investments in unconsolidated partially-owned entities at December 31, 2011 and 2010 consisted of the following:

	Percent	As of December 31,
($ in thousands)	Owned	2011	2010
Multifamily:
Belterra, Ft. Worth, TX	10.00%	$365	$444
CG at Huntcliff, Atlanta, GA	20.00%	1,382	1,471
CG at McKinney, Dallas, TX (1)	25.00%	1,721	1,721
CG at Research Park, Raleigh, NC	20.00%	660	787
CG at Traditions, Gulf Shores, AL (2)	35.00%	—	—
Heathrow, Orlando, FL (1) (3)	—%	—	1,946
Regents Park (Phase II), Atlanta, GA (1)	40.00%	3,341	3,358
Total Multifamily		$7,469	$9,727

Commercial:
600 Building Partnership, Birmingham, AL	33.33%	331	203
Bluerock, Huntsville, AL (4)	10.00%	(6,426)	(5,349)
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL (5)	—%	—	27
Colonial Promenade Madison, Huntsville, AL (6)	25.00%	2,062	2,118
Colonial Promenade Smyrna, Smyrna, TN	50.00%	2,259	2,193
DRA/CLP JV (7)	15.00%	(25,152)	(22,605)
Highway 150, LLC, Birmingham, AL	10.00%	43	51
Parkside Drive LLC I, Knoxville, TN (5)	—%	—	1,456
Parkside Drive LLC II, Knoxville, TN (5)	—%	112	7,021
Total Commercial		$(26,771)	$(14,885)

Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%	28	32
Total Other		$28	$32

Net investment in partially-owned entities (8)		$(19,274)	$(5,126)
________________________

(1)	These joint ventures consist of undeveloped land.

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

(3)	In July 2011, the Company acquired the remaining 50% interest in this joint venture (see below).

(4)
Equity investment includes the Company’s investment of approximately $0.4 million, offset by the excess basis difference on the transaction of approximately $6.8 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Consolidated Condensed Balance Sheets of the Trust and CRLP as of December 31, 2011 and December 31, 2010.

(5)	In the fourth quarter 2011, the Company sold its noncontrolling interest in these joint ventures (see below).

(6)	Subsequent to December 31, 2011, the Company sold its interest in this joint venture (see "Note 22 - Subsequent Events — Disposition").

(7)
As of December 31, 2011, this joint venture included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $8.8 million, offset by the excess basis difference resulting from the June 2007 joint venture transaction of approximately $29.8 million, which is being amortized over the life of the properties. Also included in the balances is the Trust's contingent obligations related to the 2007 joint venture transactions, which was $4.1 million as of December 31, 2011 and December 31, 2010. Because this $4.1 million contingent obligation is a direct liability of the Trust, it is not included in CRLP's Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010. This joint venture is presented under “Liabilities” on the Consolidated Balance Sheets of the Trust and CRLP as of December 31, 2011 and December 31, 2010.

(8)
Includes the Trust's $4.1 million contingent obligation related to the DRA/CLP JV. CRLP's net investment in partially owned entities was $(15.1) million and $(1.0) million as of December 31, 2011 and December 31, 2010, respectively.

In December 2011, the Company, Parkside Drive LLC I and Parkside Drive LLC II sold Colonial Pinnacle at Turkey Creek, a 659,000-square-foot retail center located in Knoxville, Tennessee, for total consideration of $131.7 million. The Company held a 50% noncontrolling interest in this asset and received cash proceeds of $25.6 million in connection with the sale, which is presented in "Distributions from partially-owned entities" on the Consolidated Statements of Cash Flows. These proceeds were used to repay a portion of the outstanding balance on the Company's unsecured credit facility and fund the acquisition of multifamily apartment communities (see Note 3 - "Real Estate Activity - Acquisition Activity"). The Company recognized a $18.8 million gain on this transaction.
In November 2011, the Company sold its remaining 5% noncontrolling joint venture interest in Colonial Promenade Alabaster II/Tutwiler II, LLC, a 420,000-square-foot retail center located in Birmingham, Alabama, to the majority partner. The company's interest was sold for total consideration of $2.4 million, comprised of $0.4 million in cash and the joint venture partner's assumption of the Company's $2.0 million share of the existing loan secured by the property. Proceeds from the sale were used to repay a portion of the outstanding balance on the Company's unsecured credit facility. As a result of this transaction, the Company no longer has an interest in this joint venture.
In July 2011, the Company purchased the remaining 50% interest in Laneboro at Heathrow, LLC for $1.3 million. The Company intends to develop 108 multifamily units on this site, which lies adjacent to the Colonial Grand at Lake Mary (Phase I) multifamily site under active construction (see Note 5 - "Undeveloped Land and Construction in Progress").
In October 2010, the Company sold its remaining 50% noncontrolling interest in the Parkway Place Mall in Huntsville, Alabama, to joint venture partner CBL & Associates Properties, Inc. The Company's interest was sold for total consideration of $38.8 million, comprised of $17.9 million in cash (presented as a component of “Distributions from partially-owned unconsolidated entities” in the Consolidated Statement of Cash Flows of the Trust and CRLP) and CBL's assumption of the Company's $20.9 million share of the existing loan secured by the property. Proceeds from the sale were used to repay a portion of the outstanding balance of the Company's unsecured credit facility. The Company recognized a $3.5 million gain on this transaction.
In June 2010, the Company exited two single-asset multifamily joint ventures with DRA Advisors LLC (“DRA”) totaling 664 units, in each of which the Company had a 20% ownership interest. Pursuant to the transaction, the Company transferred its 20% ownership interest in Colonial Village at Cary to DRA and made a net cash payment of $2.7 million in exchange for DRA's 80% ownership in the 345-unit Colonial Grand at Riverchase Trails located in Birmingham, Alabama. Additionally, the Company assumed and subsequently repaid the $19.3 million loan securing Colonial Grand at Riverchase Trails, which was set to mature on October 1, 2010. The Company now owns 100% of Colonial Grand at Riverchase Trails and DRA now owns 100% of Colonial Village at Cary, with respect to which DRA assumed the existing secured mortgage. The Company continued to manage Colonial Village at Cary through September 30, 2010, pursuant to an existing management agreement. The transaction was funded by borrowings from the Company's unsecured credit facility and proceeds from issuances of common shares through the Company's “at-the-market” equity program.
Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the respective dates of the Company’s acquisitions is as follows:

	As of December 31,
($ in thousands)	2011	2010
Balance Sheet
Assets
Land, building & equipment, net	$1,078,691	$1,250,781
Construction in progress	13,841	19,624
Other assets	78,632	106,291
Total assets	$1,171,164	$1,376,696
Liabilities and partners’ equity
Notes payable (1)	$957,068	$1,110,908
Other liabilities	106,068	110,246
Partners’ equity	108,028	155,542
Total liabilities and partners’ equity	$1,171,164	$1,376,696

	Years Ended December 31,
($ in thousands)	2011	2010	2009
Statement of Operations
Revenues	$162,474	$179,506	$395,686
Operating expenses	(59,213)	(64,478)	(173,705)
Interest expense	(67,930)	(71,524)	(139,309)
Depreciation, amortization and other	(23,963)	(74,006)	(158,013)
Net income (loss) (2)	$11,368	$(30,502)	$(75,341)
________________________

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at December 31, 2011 and 2010 was $147.8 million and $201.3 million, respectively.

(2)
In addition to including the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income (loss) from partially-owned investments” of $17.5 million, $3.4 million and $(1.2) million for the years ended December 31, 2011, 2010 and 2009, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Note 14 — Financing Activities

Notes and mortgages payable at December 31, 2011 and 2010 consist of the following:

	Years Ended December 31,
($ in thousands)	2011	2010
Unsecured credit facility	$184,000	$377,362
Unsecured term loan	250,000	—
Mortgages and other notes:
3.15% to 6.00%	529,243	588,013
6.01% to 6.88%	796,484	796,192
8.80%	—	4
	$1,759,727	$1,761,571

Unsecured Revolving Credit Facility

As of December 31, 2011, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo that will expire on June 21, 2012.

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

The Credit Facility and the cash management line, which primarily are used by the Company to finance property acquisitions and developments, had outstanding balances at December 31, 2011 of $184.0 million and zero, respectively. The weighted average interest rate of the Credit Facility (including the cash management line) was 1.35% and 1.31% at December 31, 2011 and 2010, respectively.

Both the Credit Facility and Term Loan Agreement (as defined below) require that CRLP satisfy similar financial and operational covenants, including the following:

	As of
	December 31, 2011	Requirements:
Fixed Charge Ratio	2.1x	> 1.5x
Debt to Total Asset Value Ratio	47.6%	< 60.0%
Secured Debt to Total Asset Value Ratio	21.2%	< 40.0%
Unencumbered Leverage Ratio	48.7%	< 62.5%
Permitted Investments Ratio (1)	10.0%	< 35.0%
__________________________
(1) The Permitted Investment Ratio for the Term Loan Agreement (defined below) must be less than 30.0%.

At December 31, 2011, the Company was in compliance with these covenants and does not anticipate any events of noncompliance with any of these ratios. However, there can be no assurance that the Company will be able to maintain compliance with these ratios and other debt covenants in the future.

The Company currently expects to refinance the Credit Facility or enter into a new credit facility prior to the June 2012 maturity date. However, there can be no assurance that the financial terms or covenants of any refinanced or new facility will be the same or as favorable as those under the existing credit facility.

Senior Unsecured Term Loan
On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "Term Loan Agreement") with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, for a $250.0 million senior unsecured term loan. CRLP borrowed the full $250.0 million at closing. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 15 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points. The term loan matures on August 1, 2018 and may be prepaid, in whole or in part, at any time, subject to a prepayment premium of 2% for amounts prepaid on or prior to July 22, 2013 and 1% for amounts prepaid after July 22, 2013 but prior to July 23, 2014. There is no prepayment premium for amounts prepaid after July 22, 2014. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility.
The Term Loan Agreement also contains various restrictive covenants, including with respect to liens, indebtedness, distributions, mergers and asset sales, and also limits the percentage of CRLP's total asset value that may be invested in unimproved land, mortgage receivables, unconsolidated joint ventures, residential units for sale and construction. The Term Loan Agreement includes certain events of default including, but not limited to, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, an event of default under any other indebtedness in the aggregate greater than or equal to $20.0 million, an event of default under the Credit Facility, and bankruptcy or other insolvency events. The occurrence of an event of default, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of CRLP under the Term Loan Agreement to be immediately due and payable.

Secured and Unsecured Indebtedness

At December 31, 2011, the Company had $1.1 billion in unsecured indebtedness including balances outstanding under its Credit Facility and certain other notes payable. The remainder of the Company's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of approximately $694.7 million at December 31, 2011.

The aggregate maturities of notes and mortgages payable, including the Company’s Credit Facility as of December 31, 2011, were as follows:

As of
($ in thousands)	December 31, 2011
2012 (1)	$263,938
2013	99,482
2014	191,921
2015	224,228
2016	89,524
Thereafter	890,634
$1,759,727
_______________________

(1)	Includes $184.0 million outstanding on the Company’s Credit Facility as of December 31, 2011. The Credit Facility matures in June 2012.
Based on borrowing rates available to the Company for notes and mortgages payable with similar terms, the estimated fair value of the Company’s notes and mortgages payable was approximately $1.8 billion at December 31, 2011 and 2010.
Collateralized Credit Facilities
In the second quarter of 2010, the Company closed on $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a 10 year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of the outstanding balance on the Company's Credit Facility (as defined below).
During 2009, the Company obtained two secured financings from Fannie Mae: (i) a $350.0 million collateralized credit facility (collateralized with 19 of the Company's multifamily apartment communities totaling 6,565 units), which has a weighted average interest rate of 6.04% and maturity date of March 1, 2019; and (ii) a $156.4 million collateralized credit facility (collateralized by eight of the Company's multifamily apartment communities totaling 2,816 units), which has a weighted average interest rate of 5.31% and maturity date of June 1, 2019. For both facilities, accrued interest is required to be paid monthly with no scheduled principal payments required prior to the maturity date. The proceeds from these financings were used to repay a portion of the outstanding borrowings under the Company's Credit Facility.
Unsecured Senior Notes Repurchases
During 2010, under a note repurchase program approved by the Trust's Board of Trustees in January 2010, CRLP repurchased $37.7 million of its outstanding unsecured senior notes, at an average discount of 3.5%, representing an average yield-to-maturity of 6.7%. The Company recognized a gain of approximately $1.0 million in 2010 related to these note repurchases, which is included in "Gains on retirement of debt" on the Consolidated Statement of Operations and Comprehensive Income (Loss) of the Trust and CRLP. The gains are presented gross of the loss on hedging activities of $0.3 million, which loss is the result of a reclassification of amounts in "Accumulated Other Comprehensive Loss" in connection with the Company's conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of these note repurchases. This repurchase program expired on December 31, 2010.

During 2009, under an earlier Board of Trustees-approved note repurchase program and two separate Board of Trustees-approved cash tender offers, CRLP repurchased an aggregate of $579.2 million of its outstanding unsecured senior notes, at an average discount of 10.6%, representing an average yield-to-maturity of 8.1%. As a result of the repurchases the Company recognized gains of approximately $56.4 million in 2009, which is included in "Gains on retirement of debt" on the Consolidated Statement of Operations and Comprehensive Income (Loss) of the Trust and CRLP. The gains are presented gross of the loss on hedging activities of $1.7 million, which loss is the result of a reclassification of amounts in "Accumulated Other Comprehensive Loss" in connection with the conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of these note repurchases. The repurchase program expired on December 31, 2010.
Unsecured Senior Note Maturities
During April 2011, the Company's 4.80% senior note matured, which the Company satisfied with a gross payment of $58.3 million ($56.9 million of principal and $1.4 million of accrued interest) using proceeds from the the Company's "at-the-market" equity offering programs and borrowings under the Credit Facility.
In December 2010, the Company had a $10.0 million 8.08% interest MTN Note and a $10.0 million 8.05% interest MTN Note mature. Both notes were satisfied by a gross payment of $20.5 million ($20.0 million of principal and $0.5 million of accrued interest).
Acquisition of Outstanding Mortgage Loan
During April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of a construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture, in which the Company has a 35% interest. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee on September 30, 2009. On June 17, 2011, the Company purchased the outstanding mortgage loan from the lender for $21.1 million. As a result of the purchase, the Company's $3.5 million original partial loan guarantee was eliminated. However, the joint venture partner's guarantee remains in place. The construction loan, which had a balance of $35.5 million (including accrued interest) as of June 17, 2011, matured by its terms on April 15, 2010 and, as a result, was in default at the time of the Company's acquisition. On August 1, 2011, the Company acquired the joint venture's property through foreclosure. For additional information regarding ongoing litigation between the Company and its joint venture partner involving this property, see Note 20 - "Legal Proceedings".
Unconsolidated Joint Venture Financing Activity
In November 2006, the Company and its joint venture partner each committed to guarantee up to $8.7 million, for an aggregate of up to $17.3 million, of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site was completed in 2008. The guarantee provided, among other things, for a reduction in the guarantee amount in the event the property achieves and maintains a 1.15 debt service charge. Accordingly, the guarantee was reduced to $4.3 million. On May 3, 2010, the Company acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million and an interest rate of one-month LIBOR plus 1.20% as of the date of purchase. The Company agreed with its joint venture partner to extend the maturity date of the note consistent with the original extension terms of the note, which provided for an option to extend maturity for two additional consecutive one year periods. In

December 2010, the joint venture opted to extend the maturity date for a second year, until December 2011. As a result of the Company's acquisition of the note, the Company's guarantee on this note was terminated, but the joint venture partner's guarantee remains in place. Subsequent to year end, the Company and the joint venture amended the note and the related loan documents to extend the maturity date to December 2012, fix the interest rate at 5.25%, provide for two additional one-year extension options and reduce the joint venture partner's guarantee to $1.3 million. As of December 31, 2011, the note had an outstanding balance of $25.1 million.
There can be no assurance that the Company’s joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets (See Note 19 - "Contingencies, Guarantees and Other Arrangements"). The failure to refinance and/or replace such debt and other factors with respect to the Company’s joint venture interests may materially adversely impact the value of the Company’s joint venture interests, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Note 15 — Derivatives and Hedging
Risk Management Objective and Using Derivatives
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
Cash Flow Hedges of Interest Rate Risk
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
On June 3, 2011, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $200.0 million, a fixed interest rate of 2.58%, and a maturity date of August 1, 2018. On July 12, 2011, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 2.47%, and a maturity date of August 1, 2018. In accordance with these agreements, the Company will pay the fixed rate and receive a variable rate based on one-month LIBOR. These interest rate swap agreements became effective on July 22, 2011 upon the execution of the Term Loan Agreement (see Note 14 - "Financing Activities — Senior Unsecured Term Loan").
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings as “Interest expense” as interest payments are made on the Company's variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a “Loss on hedging activities.” During the years ended December 31, 2010 and 2009, the Company accelerated the reclassification of amounts in “Accumulated other comprehensive loss” to "Loss on hedging activities" related to interest payments on the hedged debt were deemed probable not to occur as a result of the repurchases of senior notes of CRLP. The accelerated amounts were a loss of $0.3 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively. The Company reclassified no amounts to "Loss on hedging activities" for the year ended December 31, 2011.
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next 12 months , the Company expects to reclassify $5.5 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$250,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets of the Trust and CRLP as of December 31, 2011 and 2010, respectively.

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
($ in thousands)	Sheet Location	12/31/2011	12/31/2010	Sheet Location	12/31/2011	12/31/2010

Interest Rate Swap	Other Assets	$—	$—	Other Liabilities	$(16,619)	$—
The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the years ended December 31, 2011, 2010 and 2009, respectively.

	Amount of Gain (Loss)				Amount of Gain (Loss) Reclassified
($ in thousands)	Recognized in OCI on				Reclassified
	Derivative				from OCI into Income
	(Effective Portion)				(Effective Portion)
Location of Gain (Loss)
Derivatives in				Reclassified from
ASC 815 Cash				Accumulated
Flow Hedging	Years Ended			OCI into Income	Years Ended
Relationships	12/31/2011	12/31/2010	12/31/2009	(Effective Portion)	12/31/2011	12/31/2010	12/31/2009

Interest Rate Swaps	$(19,302)	$—	—	Interest Expense	$(3,164)	$(437)	$(511)
				Loss on Hedging Activities	—	(289)	(1,736)
					$(3,164)	$(726)	$(2,247)

Credit-Risk-Related Contingent Features
The Company has an agreement with its derivatives counterparty that contains a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2011 the fair value of the derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $18.4 million. As of December 31, 2011, the Company has not posted any collateral related to this agreement. If the Company had breached any of its provisions at December 31, 2011, it could have been required to settle its obligations under the agreement at its termination value of $18.4 million.

Note 16 — Share-Based Compensation
Incentive Share Plans
The Board of Trustees of the Trust approved the 2008 Omnibus Incentive Plan on March 7, 2008 and certain amendments thereto (the “Amendments”) on March 1, 2011 (as amended, the “Omnibus Plan”). The 2008 Plan and those Amendments requiring shareholder approval were approved by the Trust's shareholders on April 23, 2008 and April 27, 2011, respectively. The Third Amended and Restated Share Option and Restricted Share Plan (the “Prior Plan”) expired by its terms in 2008. The Omnibus Plan provides the Trust with the opportunity to grant long-term incentive awards to employees and non-employee trustees, as well independent contractors, as appropriate. The Omnibus Plan authorizes the grant of seven types of share-based awards – share options, restricted shares, unrestricted shares, share units, share appreciation rights, performance shares and performance units. At December 31, 2011, 5,862,630 shares were available for issuance under the Omnibus Plan.

In connection with the grant of options under the Omnibus Plan, the Executive Compensation Committee of the Board of Trustees determines the option exercise period and any vesting requirements. All outstanding options granted under the Omnibus Plan prior to April 27, 2011 and under the Prior Plan have a term of ten years. All outstanding options granted under the Omnibus Plan since April 27, 2011 have a term of seven years. All options and restricted shares vest over periods ranging from one to five years.

Compensation costs for share options have been valued on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31,
	2011	2010	2009
Dividend yield	3.94%	8.41%	5.25%
Expected volatility	64.14%	83.83%	48.83%
Risk-free interest rate	2.23%	1.71%	2.98%
Expected option term (years)	5.8	3.1	6.5

For this calculation, the expected dividend yield reflects the Trust's current historical yield. Expected volatility was based on the historical volatility of the Trust's common shares. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S Treasury yield curve. The weighted average expected option term was based on the Trust's historical data for prior period share option exercises and forfeiture activity.
During the year ended December 31, 2011, the Trust granted share options to purchase 416,166 common shares to the Company’s employees and trustees. For the years ended December 31, 2011, 2010 and 2009, the Company recognized compensation expense related to share options of $1.8 million, $1.0 million, $0.3 million, respectively. Upon the exercise of share options, the Trust issues common shares from authorized but unissued common shares. Total cash proceeds from exercise of stock options were $0.7 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively. There were no options exercised during 2009.

The following table presents a summary of share option activity under all plans for the year ended December 31, 2011:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	1,670,585	$19.84
Granted	416,166	19.24
Exercised	(54,349)	13.78
Forfeited	(23,770)	30.06
Options outstanding, end of period	2,008,632	$19.76
The weighted average grant date fair value of options granted in 2011, 2010 and 2009 was $8.13 , $4.19 and $1.89, respectively. The total intrinsic value of options exercised during 2011 and 2010 was $0.3 million and $0.4 million, respectively. There were no options exercised during 2009.
As of December 31, 2011, the Trust had approximately 2.0 million share options outstanding with a weighted average exercise price of $19.76 and a weighted average remaining contractual life of 5.6 years. The intrinsic value for the share options outstanding as of December 31, 2011 was $7.1 million. The total number of exercisable options at December 31, 2011 was approximately 1.0 million. As of December 31, 2011, the weighted average exercise price of exercisable options was $25.18 and the weighted average remaining contractual life was 2.7 years for these exercisable options. The intrinsic value for the share options exercisable as of December 31, 2011 was $0.5 million. As of December 31, 2011, the total number of options expected to vest is approximately 1.0 million. The weighted average exercise price of options expected to vest is $14.80 and the weighted average remaining contractual life is 8.2 years. The options expected to vest have an aggregate intrinsic value at December 31, 2011 of $6.4 million. At December 31, 2011, there was $2.7 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted average period of 1.7 years.

The following table presents the change in nonvested restricted share awards:

			Weighted Average
		Year Ended	Grant Date
		December 31, 2011	Fair Value
Nonvested Restricted Shares,	December 31, 2010	628,321	$19.13
Granted		325,562	19.18
Vested		(318,501)	25.50
Cancelled/Forfeited		(1,212)	12.59
Nonvested Restricted Shares,	December 31, 2011	634,170	$15.95

The weighted average grant date fair value of restricted share awards issued during 2011, 2010 and 2009 was $19.18, $11.29 and $7.56, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company recognized compensation expense related to restricted share awards of $4.2 million, $3.6 million and $2.6 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company separately capitalized $0.5 million, $0.1 million and $0.1 million, respectively, for restricted share awards granted in connection with certain real estate developments. The total fair value for restricted share awards that vested during 2011, 2010 and 2009 was $8.1 million, $1.2 million and $0.8 million, respectively. At December 31, 2011, the unrecognized compensation cost related to nonvested restricted share awards is $5.7 million, which is expected to be recognized over a weighted average period of 1.6 years.
Employee Share Purchase Plan
The Company maintains an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Company, through payroll deductions, to purchase common shares at market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Trust issued 3,943, 6,293 and 16,567 common shares pursuant to the Purchase Plan during 2011, 2010 and 2009, respectively.

Note 17 — Income Taxes
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
In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiary assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in additional income tax expense, interest or penalties. Although any such assessments historically have been minimal and immaterial to the Company's financial results, when the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.
Taxable REIT Subsidiary
The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated financial statements. CPSI had no income tax receivable as of December 31, 2011. CPSI had an income tax receivable of $0.5 million as of December 31, 2010, which is included in "Accounts receivable, net" on the Consolidated Balance Sheets of the Trust and CRLP. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of

CPSI’s income tax expense to the statutory federal rate are reflected in the tables below.

Income tax expense of CPSI is comprised of the following:

	Years Ended December 31,
($ in thousands)	2011	2010	2009
Current tax expense (benefit):
Federal	$—	$—	$(17,370)
State	—	—	158
	—	—	(17,212)
Deferred tax expense (benefit):
Federal	—	—	9,311
State	—	—	—
	—	—	9,311
Total income tax (benefit) expense	$—	$—	$(7,901)

Income tax expense — discontinued operations	$—	$—	$70
Income tax (benefit) expense — continuing operations	$—	$—	$(7,971)

In 2009, income tax expense resulting from condominium conversion unit sales was allocated to discontinued operations (see Note 3 - "Real Estate Activity").

The components of CPSI’s deferred income tax assets and liabilities were as follows:

	Years Ended
	December 31,
($ in thousands)	2011	2010
Deferred tax assets:
Real estate asset basis differences	$270	$—
Impairments	11,944	11,450
Deferred revenue	1,116	1,306
Deferred expenses	14,863	12,377
Net operating loss carryforward	14,298	14,618
Accrued liabilities	2,297	288
	44,788	40,039
Deferred tax liabilities:
Real estate asset basis differences	—	(1,547)

Net deferred tax assets, before valuation allowance	44,788	38,492
Valuation allowance	(44,788)	(38,492)
Net deferred tax assets, included in other assets	$—	$—

Reconciliations of the effective tax rates of CPSI to the federal statutory rate are detailed below. As shown above, a portion of the 2009 income tax expense was allocated to discontinued operations.

	Years Ended December 31,
	2011	2010	2009
Federal tax rate	35.00%	35.00%	35.00%
Valuation reserve	(34.99)%	(34.99)%	15.17%
State income tax, net of federal income tax benefit	—	—	—
Other	(0.01)%	(0.01)%	(0.02)%
CPSI provision for income taxes	—%	—%	50.15%
For the years ended December 31, 2011, 2010 and 2009, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee and the margin-based tax in Texas.
Tax years 2003 through 2010 are subject to examination by the federal taxing authorities. Generally, tax years 2008 through 2010 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI was able to carry back tax losses that occurred in the year ended

December 31, 2009 against income that was recognized in 2005 and 2006. The Company received $0.7 million and $17.4 million of tax refunds during the years ended December 31, 2011 and 2010, respectively.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchased applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income in 2009 could be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 could be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer's gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer's income tax return for the taxable year of the reacquisition. The Company made this election with regard to a portion of the CRLP debt repurchased in 2009. The Company did not make this election with regard to CRLP debt repurchased in 2010.

Note 18 — Leasing Operations

The Company’s business includes leasing and management of multifamily and commercial properties. For commercial properties owned by the Company, minimum rentals due in future periods under noncancelable operating leases extending beyond one year are as follows:

As of
($ in thousands)	December 31, 2011
2012	$38,393
2013	38,752
2014	37,480
2015	35,160
2016	31,824
Thereafter	126,060
$307,669
The noncancelable leases are with tenants engaged in commercial operations in Alabama, Georgia, Louisiana and North Carolina. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2011 balance sheet. However, financial difficulties of tenants could impact their ability to make lease payments on a timely basis which could result in actual lease payments being less than amounts shown above. Leases with residents in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of the Company’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.
Rental income from continuing operations for 2011, 2010 and 2009 includes percentage rent of $0.3 million, $0.5 million and $0.2 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

Note 19 — Contingencies, Guarantees and Other Arrangements
Contingencies
As a result of transactions executed in 2007, the Company implemented a strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company's wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, the Company disposed of its interest in one of these joint ventures but continues to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, the Trust assumed certain contingent obligations, of which $4.2 million remains outstanding as of December 31, 2011. The liabilities are the direct obligation of the Trust and thus are not reflected in the Consolidated Balance Sheets of CRLP.
During 2010, the Company recorded $1.3 million for certain contingent liabilities related to the mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of these properties were sold by CPSI in previous years, and therefore are expensed as additional development costs in “Gain (loss) from sales of property” in the Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.

During 2009, the Company, through a wholly-owned subsidiary, CP Nord du Lac JV LLC, solicited for purchase all of the outstanding Nord du Lac Community Development District (the “CDD”) special assessment bonds, in order to remove or reduce the debt burdens on the land securing the CDD bonds. As a result of the solicitation, during 2009, the Company purchased all $24.0 million of the outstanding CDD bonds for total consideration of $22.0 million (excluding accrued interest and commissions), representing an 8.2% discount to the par amount.
As of December 31, 2011, the Company is self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
Guarantees and Other Arrangements
Active Guarantees
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2011, the total amount of debt of the joint venture, which matures on January 11, 2013, was approximately $15.4 million. At December 31, 2011, no liability was recorded for the guarantee.
In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for the Colonial Promenade Tannehill development, which had approximately $13.5 million outstanding at December 31, 2011. At December 31, 2011, no liability was recorded for this guarantee. As of December 31, 2011, the Company had satisfied the minimum debt service coverage ratio necessary to cancel the guarantee and was awaiting confirmation of the cancellation from the bondholders.
The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Terminated Guarantees
With respect to the Colonial Grand at Traditions joint venture, during April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for a total of $7.0 million, of a $34.1 million construction loan obtained by the joint venture. As a result of the Company's purchase of the outstanding mortgage loan secured by Colonial Grand at Traditions in June 2011, the Company's $3.5 million guarantee with respect to such loan was eliminated. See Note 14 - “Financing Activities - Acquisition of Outstanding Mortgage Loan”.

Note 20 — Legal Proceedings
Colonial Grand at Traditions Litigation
As previously disclosed, during April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of the construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture (the “Joint Venture”), in which the Company has a 35% interest. Construction at this site is complete and the project was placed into service during 2008. In September 2009, the Company determined it was probable that it would have to fund the partial loan repayment guarantee and, accordingly, $3.5 million was recorded for the guarantee. The construction loan, which had a balance of $35.5 million as of June 17, 2011 (including accrued interest), matured by its terms on April 15, 2010. In October 2010, Regions Bank, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantee from each of the guarantors, including the Company, together with outstanding interest on the loan. On October 26, 2010, the lender placed the property in receivership, which allowed the lender to replace the Company as property manager and take control of the property's cash flow. Regions Bank subsequently transferred all of its interest in the construction loan to MLQ-ELD, L.L.C. (“MLQ”) and MLQ initiated foreclosure proceedings with respect to the property in January 2011 and was allowed to substitute itself in place of Regions Bank in the existing litigation in May 2011. On June 17, 2011, the Company purchased the outstanding note and related loan documents from the lender for $21.1 million. See Note 14 - “Financing Activities - Acquisition of Outstanding Mortgage Loan”. The Company has been substituted as the plaintiff in the action and the claims originally asserted by Regions against the Company on the guarantee were dismissed. On August 1, 2011, the Company acquired the joint venture's property through foreclosure.
Separately, in December 2010, SM Traditions Associates, LLC, which owns a 65% interest in the Joint Venture, and the Joint Venture (together, the "JV Parties") filed cross-claims in the Circuit Court of Baldwin County, Alabama against the Company and certain of its subsidiaries (collectively, the “Colonial Parties”), in connection with the development and management of the Colonial Grand at Traditions by the Colonial Parties. The JV Parties assert several claims relating to the Company's oversight and involvement in the development and construction of the property, including breach of management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duty. The JV Parties also assert that the Colonial Parties conspired with Regions Bank in connection with the activities alleged. The JV Parties have made a demand for an accounting of the costs of development and construction and claim damages of at least $13.0 million, plus attorney's fees.
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
James Island Litigation
As previously disclosed, the Trust and CRLP are parties to lawsuits arising out of alleged construction deficiencies with respect to condominium units at the Company's Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all 230 units were sold during 2006. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County, in March 2010, against various parties involved in the development and construction of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking an unspecified amount of damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss.
UCO Litigation

The Company is involved in a contract dispute with a general contractor in connection with construction cost overruns with respect to certain of our for-sale projects, which were being developed in a joint venture in which the Company is a majority owner. The contractor is affiliated with the Company's joint venture partner.

In connection with the dispute, in January 2008, the contractor filed a lawsuit in the Circuit Court of Baldwin County against the Company alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, seeking $10.3 million in damages, plus consequential and punitive damages. In December 2011, following a jury trial, the plaintiffs were awarded compensatory damages of approximately $4.8 million for their claims and the Company was awarded compensatory damages of approximately $0.5 million for its claims (for a net amount of approximately $4.3 million in favor of the plaintiffs). In January 2012, the plaintiffs filed post-trial motions, including a request for an amendment to the judgment to add $4.8 million for attorneys' fees and interest costs. The Company is vigorously pursuing the reversal or reduction of this award and contesting the plaintiffs' post-trial motion. However, no assurance can be given that the matter will be resolved in the Company's favor.

Following the judgment, and after considering various factors, including existing law and precedent, the opinions and views of legal counsel and other advisers, our experience with other litigation matters, the facts available to us at the time of assessment, and the actions we have taken and are taking in response to the proceeding, the Company determined that a loss associated with this litigation was probable and the amount was reasonably estimable and, accordingly, recorded a $3.3 million charge in the fourth quarter 2011 to its loss contingency accrual. This charge is reflected in “Impairment and other losses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). However, no assurance can be given that additional charges will not need to be taken in future periods.

The Company and joint venture were also sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. In April 2011, an arbitrator awarded rescission rights in favor of the purchasers. The Company is pursuing its post-arbitration appellate rights, but no prediction of the likelihood, or amount of, any resulting loss or recovery can be made at this time, and no assurance can be given that the matter will be resolved favorably.
Loss Contingencies
The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. As of December 31, 2011 and December 31, 2010, the Company's loss contingency was $8.8 million and $3.9 million in the aggregate, respectively. The Company believes additional losses, except as noted above with respect to the UCO litigation, are individually and collectively immaterial as to a possible loss and range of loss.

Note 21 — Related Party Transactions
The Company has implemented a specific procedure for reviewing and approving related party construction activities. The Company historically has used Brasfield & Gorrie, LLC, a commercial construction company controlled by Mr. M. Miller Gorrie (a trustee of the Company), to manage and oversee certain of its development, redevelopment and expansion projects. This construction company is headquartered in Alabama and has completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data and in-house development expertise, the Company negotiates the fees and contract prices of each development, redevelopment or expansion project with this company in compliance with the Company’s “Policy on Hiring Architects, Contractors, Engineers, and Consultants”, which policy was developed to allow the selection of certain preferred vendors that have demonstrated an ability to consistently deliver a quality product at a competitive price and in a timely manner. Additionally, this company outsources all significant subcontractor work through a competitive bid process. Upon approval by the Management Committee, the Management Committee (a non-board level committee composed of various members of management of the Company) presents each project to the independent members of the Executive Committee of the Board of Trustees for final approval.
The Company paid $4.1 million, $13.7 million and $11.4 million for property construction and tenant improvement costs to Brasfield & Gorrie, LLC during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company had $2.4 million, $1.9 million and $2.3 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2011, 2010 and 2009, respectively. Of these amounts, $4.5 million, $13.1 million and $6.9 million were then paid to unaffiliated subcontractors for the construction of these development projects during 2011, 2010 and 2009, respectively. Mr. Gorrie has a 3.70% economic interest in Brasfield & Gorrie, LLC. These transactions were unanimously approved by the independent members of the Executive Committee consistent with the procedure described above.
The Company also leases space to Brasfield & Gorrie, LLC, pursuant to a lease originally entered into in 2003. The original lease, which ran through October 31, 2008, was amended in 2007 to extend the term of the lease through October 31, 2013. The amended lease provides for aggregate remaining lease payments of approximately $1.3 million from 2011 through the end of the extended lease term. The amended lease also provides the tenant with a right of first refusal to lease additional vacant space in the same building in certain circumstances. The underlying property was contributed to a joint venture during 2007 in which the Company retained a 15% interest. The Company continues to manage the underlying property. The aggregate amount of rent paid under the lease was approximately $0.7 million during 2011, $0.6 million during 2010 and $0.4 million during 2009.
Since 1993, Colonial Insurance Agency, a corporation wholly-owned by The Colonial Company (in which Thomas Lowder and James Lowder each has a 50% ownership interest), has provided insurance risk management, administration and brokerage services for the Company. As part of this service, the Company placed insurance coverage with unaffiliated insurance brokers and agents, including Willis of Alabama, McGriff Siebels & Williams, and Colonial Insurance Agency, through a competitive bidding process. The premiums paid to these unaffiliated insurance brokers and agents (as they deducted their commissions prior to paying the carriers) totaled $5.9 million, $5.8 million and $5.7 million for 2011, 2010 and 2009, respectively. The aggregate amounts paid by the Company to Colonial Insurance Agency, Inc., either directly or indirectly, for these services during the years ended December 31, 2011, 2010 and 2009 were $0.6 million, $0.7 million and $0.6 million, respectively. In addition, in 2010, the Company entered into an arrangement with an insurance carrier to advertise for its renter's insurance program at the Company's multifamily properties. Pursuant to this arrangement, Colonial Insurance Agency, which serves as the insurance carrier's broker, paid the Company $0.3 million and $0.2 million in 2011 and 2010, respectively, in advertising fees. Neither Mr. T. Lowder nor Mr. J. Lowder has an interest in these premiums.

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
In December 2009, the Company transferred its entire noncontrolling joint venture interest in its retail joint venture, OZ/CLP Retail, LLC, to the retail joint venture’s majority member in a transaction that resulted in the Trust’s exit from the retail joint venture and the receipt of a 100% ownership interest in one of the retail joint venture’s properties, Colonial Promenade Alabaster. As part of this transaction, the Company paid approximately $7.1 million to discharge the deferred purchase price owed by the retail joint venture to former unitholders who had elected to redeem their units in the retail joint venture in June 2008. Of this $7.1 million payment, which represented a 10% discount to the total deferred purchase price owed to the former unitholders, approximately $4.6 million went to certain of the Company's trustees in their capacity as former retail joint venture unitholders.
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

Note 22 — Subsequent Events
Property Acquisition
On January 10, 2012, the Company acquired Colonial Grand at Brier Falls (formerly Highlands at Brier Creek), a 350-unit Class A multifamily apartment community located in Raleigh, North Carolina, for $45.0 million. This acquisition was funded with proceeds from asset dispositions and borrowings on the Company's unsecured credit facility.
Disposition
On February 2, 2012, the Company sold its 25% ownership interest in Colonial Promenade Madison, a 111,000 square-foot retail asset located in Huntsville, Alabama, for $3.0 million. Proceeds from the sale were used to repay a portion of the outstanding balance on the Company's unsecured credit facility.
Distributions
On January 25, 2012, a cash distribution was declared to shareholders of the Trust in the amount of $0.18 per common share and to partners of CRLP in the amount of $0.18 per common unit, totaling approximately $17.1 million. The $0.18 per common share and per common unit distribution represents a 20% increase ($0.03 per share/unit) when compared to the previous distribution. The distributions were declared to shareholders and partners of record as of February 6, 2012 and was paid on February 13, 2012.

Note 23 — Quarterly Financial Information for the Trust (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010. The information provided herein has been reclassified in accordance with ASC 205-20, Discontinued Operations, and adjusted to reflect ASC 260, Earnings per Share, for all periods presented.

2011
(in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$89,919	$94,161	$96,862	$100,368
(Loss) income from continuing operations	(11,921)	(6,538)	(9,613)	8,421
Income (loss) from discontinued operations	310	101	22,000	(513)
Net (loss) income attributable to parent company	(11,611)	(6,437)	12,387	7,908
Preferred unit repurchase gains	—	—	—	2,500
Preferred unit issuance costs write-off	—	—	—	(1,319)
Net (loss) income available to common shareholders	$(11,611)	$(6,437)	$12,387	$9,089

Net (loss) income per share:
Basic	$(0.15)	$(0.08)	$0.14	$0.10
Diluted	$(0.15)	$(0.08)	$0.14	$0.10
Weighted average common shares outstanding:
Basic	79,512	83,588	86,573	86,769
Diluted	79,512	83,588	86,573	87,010

2010
(in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$86,776	$87,779	$87,221	$89,452
Loss from continuing operations	(10,495)	(10,079)	(11,497)	(7,535)
Income (loss) from discontinued operations	201	264	(180)	(1,216)
Net loss attributable to parent company	(10,294)	(9,815)	(11,677)	(8,751)
Preferred dividends	(2,034)	(2,034)	(1,581)	—
Preferred unit repurchase gains	—	—	—	3,000
Preferred share issuance costs write-off	—	—	(3,550)	(1,318)
Net loss available to common shareholders	$(12,328)	$(11,849)	$(16,808)	$(7,069)

Net loss per share:
Basic	$(0.19)	$(0.17)	$(0.23)	$(0.09)
Diluted	$(0.19)	$(0.17)	$(0.23)	$(0.09)
Weighted average common shares outstanding:
Basic	66,426	69,553	74,411	77,148
Diluted	66,426	69,553	74,411	77,148

Note 24 — Quarterly Financial Information for CRLP (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010. The information provided herein has been reclassified in accordance with ASC 205-20, Discontinued Operations, and adjusted to reflect ASC 260, Earnings per Unit, for all periods presented.

2011
(in thousands, except per unit data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$89,919	$94,161	$96,862	$100,368
(Loss) income from continuing operations	(12,097)	(6,194)	(9,433)	10,079
Income (loss) from discontinued operations	338	109	23,878	(556)
Net (loss) income attributable to CRLP	(11,759)	(6,085)	14,445	9,523
Distributions to preferred unitholders	(906)	(906)	(906)	(867)
Preferred unit repurchase gains	—	—	—	2,500
Preferred unit issuance costs write-off	—	—	—	(1,319)
Net (loss) income available to common unitholders	$(12,665)	$(6,991)	$13,539	$9,837

Net (loss) income per unit:
Basic	$(0.15)	$(0.08)	$0.14	$0.10
Diluted	$(0.15)	$(0.08)	$0.14	$0.10
Weighted average common units outstanding:
Basic	86,796	90,847	93,826	93,960
Diluted	86,796	90,847	93,826	94,201

2010
(in thousands, except per unit data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$86,776	$87,779	$87,221	$89,452
Loss from continuing operations	(10,207)	(9,585)	(11,261)	(6,361)
Income (loss) from discontinued operations	226	293	(219)	(1,330)
Net loss attributable to CRLP	(9,981)	(9,292)	(11,480)	(7,691)
Distributions to preferred unitholders	(3,846)	(3,846)	(3,394)	(1,724)
Preferred unit repurchase gains	—	—	—	3,000
Preferred unit issuance costs write-off	—	—	(3,550)	(1,318)
Net loss available to common unitholders	$(13,827)	$(13,138)	$(18,424)	$(7,733)

Net loss per unit:
Basic	$(0.19)	$(0.17)	$(0.23)	$(0.09)
Diluted	$(0.19)	$(0.17)	$(0.23)	$(0.09)
Weighted average common units outstanding:
Basic	74,582	77,209	81,782	84,453
Diluted	74,582	77,209	81,782	84,453

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Colonial Properties Trust
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Colonial Properties Trust and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colonial Properties Trust and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its presentation of comprehensive income (loss) to be included in a single, continuous statement of operations and comprehensive income (loss) due to the adoption of Accounting Standards Update 2011-05.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Colonial Properties Trust and the Partners of Colonial Realty Limited Partnership
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Colonial Realty Limited Partnership and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its presentation of comprehensive income (loss) to be included in a single, continuous statement of operations and comprehensive income (loss) due to the adoption of Accounting Standards Update 2011-05.
/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 27, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures with respect to the Trust

Evaluation of Disclosure Controls and Procedure

The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. An evaluation was performed under the supervision and with the participation of management, including the Trust’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness as of December 31, 2011 of the design and operation of the Trust's disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on this evaluation, the Trust’s Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust's internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

In connection with the preparation of the Trust’s annual financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of the Trust’s Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2011, the Trust maintained effective internal control over financial reporting.

The effectiveness of the Trust's internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Controls and Procedures with respect to CRLP

Evaluation of Disclosure Controls and Procedure

CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. An evaluation was performed under the supervision and with the participation of management, including the Trust’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of December 31, 2011 of the design and operation of CRLP's disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on this evaluation, the Trust’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in CRLP's internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, CRLP's internal control over financial reporting.

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

In connection with the preparation of CRLP’s annual financial statements, management has undertaken an assessment of the effectiveness of CRLP’s internal control over financial reporting as of December 31, 2011. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by COSO. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of the Trust’s Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2011, CRLP maintained effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Colonial Properties Trust
Birmingham, Alabama

We have audited the internal control over financial reporting of Colonial Properties Trust and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of Accounting Standards Update 2011-05.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 27, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance.

The information required by this item with respect to trustees, compliance with the Section 16(a) reporting requirements, procedures relating to trustee nominations, the audit committee and the audit committee financial expert is hereby incorporated by reference from the material appearing in our definitive proxy statement for the annual meeting of shareholders to be held in 2012 (the “Proxy Statement”) under the captions “Election of Trustees — Nominees for Election,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding Trustees and Corporate Governance — Committees of the Board of Trustees — Audit Committee,” “Information Regarding Trustees and Corporate Governance — Committee Membership,” respectively. Information required by this item with respect to executive officers is provided in Item 1 of this Form 10-K. See “Executive Officers of the Company.” Information required by this item with respect to the availability of our code of ethics is provided in Item 1 of this Form 10-K. See “Item 1-Available Information.”

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

The following table sets forth information regarding the beneficial ownership of CRLP units as of February 6, 2012 for:

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

Name of Beneficial Owner	Number of Units		Percent of Units (1)
Colonial Properties Trust	87,759,798		92.4%
Thomas H. Lowder	724,765	(2)	0.8%
James K. Lowder	724,766	(3)	0.8%
Carl F. Bailey	—		*
Edwin M. Crawford	—		*
M. Miller Gorrie	266,523	(4)	*
William M. Johnson	210,200		*
Herbert A. Meisler	17,595		*
Claude B. Nielsen	5,865		*
Harold W. Ripps	1,925,975		2.0%
John W. Spiegel	—		*
C. Reynolds Thompson, III	—		*
Jerry A. Brewer	—		*
Paul F. Earle	—		*
John P. Rigrish	17,595	(5)	*
All executive officers and trustees as a group (15 persons)	3,893,284		4.1%
_________________________
Footnotes on following page

*	Less than 1%

(1)	The number of units outstanding as of February 6, 2012 was 94,929,186.

(2)	Includes 89,415 units owned by Thomas H. Lowder Investments, LLC, and 635,350 units directly owned by Thomas H. Lowder.

(3)
Includes 89,285 units owned by James K. Lowder Investments, LLC, 130 units held in trust for the benefit of James K. Lowder’s children and 635,351 units directly owned by James K. Lowder, 543,392 of which are pledged to a bank loan.

(4)	Includes 157,140 units owned by MJE, LLC, and 109,383 units directly owned by Mr. Gorrie.

(5)	Includes 17,595 units owned directly by Mr. Rigrish, which are pledged to a bank loan.

The following table summarizes information, as of December 31, 2011, relating to the Trust’s equity compensation plans pursuant to which options to purchase common shares and restricted common shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,647,802	(2)	$19.84	5,862,629
Equity compensation plans not approved by security holders	—		—	—
Total	2,647,802		$19.84	5,862,629
_________________________

(1)
These plans include the Trust's Omnibus Incentive Plan, as amended in 2011, Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended in 1998 and 2006, Non-Employee Trustee Share Plan, as amended in 1997, and Trustee Share Option Plan, as amended in 1997.

(2)	Includes 634,170 restricted shares that had not vested as of December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

15(a)(1) Financial Statements

The following financial statements of the Trust are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

The following financial statements of CRLP are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report

Reports of Independent Registered Public Accounting Firm, included in Part II, Item 8 of this report

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

15(a)(3) Exhibits

Exhibit No.	Exhibit	Reference
3.1	Declaration of Trust of the Trust, as amended	Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2010

3.2	Bylaws of the Trust, as amended	Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed with the SEC on January 31, 2012

4.1	Indenture dated as of July 22, 1996, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 4.1 to CRLP’s Annual Report on Form 10-K/A filed with the SEC on October 10, 2003

4.2	First Supplemental Indenture dated as of December 31, 1998, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)
Incorporated by reference to Exhibit 10.13.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

Exhibit No.	Exhibit	Reference
10.1	Fourth Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on January 31, 2012

10.2	Registration Rights and Lock-Up Agreement dated September 29, 1993, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993

10.3	Registration Rights and Lock-Up Agreement dated March 25, 1997, among the Trust and the persons named therein
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

10.9	Form of Indemnification Agreement between the Trust, CRLP and each of the Trust's executive officers and trustees †	Filed herewith

10.10	Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Trust and the persons named therein
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

10.27	Credit Agreement dated as of March 22, 2005, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wachovia Bank, as Agent for the Lenders, and the Lenders named therein	Incorporated by reference to Exhibit 10.38 to the Trust’s Current Report on Form 8-K filed with the SEC on March 25, 2005

10.28	First Amendment to Credit Agreement, dated June 2, 2006, among CRLP, the Trust, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.29	Second Amendment to Credit Agreement, dated June 21, 2007, among CRLP, the Trust, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on July 24, 2007

10.30	Form of Restricted Share Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.31	Form of Restricted Share Agreement (50%/25%/25% vesting) †	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.32	Form of Restricted Share Agreement (33 1/3% per year vesting) †	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.33	Form of Restricted Share Agreement (60%/40% vesting) †	Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.34	Form of Restricted Share Agreement (eighth anniversary vesting) †	Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.35	Form of Share Option Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.36	Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.37	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.38	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Performance Share Agreement †	Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.39	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.40	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Share Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.41	2008 Omnibus Incentive Plan, as amended	Incorporated by reference to Appendix A to the Trust's Definitive Proxy Statement, filed with the SEC on March 11, 2011

10.41.1	Summary of the 2011 Annual Incentive Plan of the Trust	Incorporated by reference to Exhibit 10.1 of the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.41.2	Form of Colonial Properties Trust Non-Qualified Share Option Agreement (Employee Form) †	Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K filed with the SEC on April 29, 2008

10.41.3	Form of Colonial Properties Trust Non-Qualified Share Option Agreement (Trustee Form) †	Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K filed with the SEC on April 29, 2008

10.41.4	Form of Colonial Properties Trust Restricted Share Agreement (Employee Form) †	Filed herewith

Exhibit No.	Exhibit	Reference

10.41.5	Form of Colonial Properties Trust Restricted Share Agreement (Trustee Form) †	Filed herewith

10.42	Master Credit Facility Agreement by and between CMF 15 Portfolio LLC, as Borrower, CRLP, as Guarantor, and PMC ARCS LLC, as Lender	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.43	Fixed Facility Note (Standard Maturity) dated February 27, 2009, in the original principal amount of $259 million made by CMF 15 Portfolio LLC to the order of PNC ARCS LLC	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.44	Fixed Facility Note (Standard Maturity) dated February 27, 2009, in the original principal amount of $91 million made by CMF 15 Portfolio LLC to the order of PNC ARCS LLC	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.45	Master Credit Facility Agreement by and between CMF 7 Portfolio LLC, as Borrower, CRLP, as Guarantor, and Grandbridge Real Estate Capital LLC, as Lender.	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.46	Fixed Facility Note (Standard Maturity) dated May 29, 2009, in the original principal amount of $145.2 million made by CMF 7 Portfolio LLC to the order of Grandbridge Real Estate Capital LLC.	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.47	Fixed Facility Note (Standard Maturity) dated May 29, 2009, in the original principal amount of $11.2 million made by CMF 7 Portfolio LLC to the order of Grandbridge Real Estate Capital LLC.	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.50	Agreement for Purchase of Membership Interests, dated November 25, 2009, by and among CRTP OP, LLC, ACP Fitness Center LLC, Colonial Office JV LLC and Colonial Properties Services, Inc.	Incorporated by reference to Exhibit 10.56 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2009

10.51	Equity Distribution Agreement, dated December 10, 2010, by and among the Trust, CRLP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed with the SEC on December 10, 2010

10.52	Equity Distribution Agreement, dated December 10, 2010, by and among the Trust, CRLP and Wells Fargo Securities LLC, as Agent	Incorporated by reference to Exhibit 1.2 to the Trust's Current Report on Form 8-K filed with the SEC on December 10, 2010

10.53	Equity Distribution Agreement, dated July 30, 2010, by and among the Trust, CRLP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed with the SEC on July 30, 2010

10.54	Equity Distribution Agreement, dated July 30, 2010, by and among the Trust, CRLP and Wells Fargo Securities LLC, as Agent	Incorporated by reference to Exhibit 1.2 to the Trust's Current Report on Form 8-K filed with the SEC on July 30, 2010

10.55	Equity Distribution Agreement, dated March 4, 2010, by and among the Trust, CRLP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed with the SEC on March 5, 2010

10.56	Equity Distribution Agreement, dated March 4, 2010, by and among the Trust, CRLP and Wells Fargo Securities LLC, as Agent	Incorporated by reference to Exhibit 1.2 to the Trust's Current Report on Form 8-K filed with the SEC on March 5, 2010
10.57	Equity Distribution Agreement, dated May 10, 2011, by and among the Trust, CRLP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed with the SEC on May 10, 2011

10.58	Equity Distribution Agreement, dated May 10, 2011, by and among the Trust, CRLP and Wells Fargo Securities LLC, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed with the SEC on May 10, 2011

10.59	Term Loan Agreement, dated as of July 22, 2011, by and among CRLP and Wells Fargo Bank, National Association, as administrative agent and lender, and the other agents and lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2011

10.60	Guaranty, dated as of July 22, 2011, by the Trust in favor of the agent and the lenders party to the Term Loan Agreement, dated as of July 22, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2011

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Share Distributions	Filed herewith

12.2	Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Trust CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Reference

31.2	Trust CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	CRLP CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	CRLP CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Trust CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Trust CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	CRLP CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.4	CRLP CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
XBRL (Extensible Business Reporting Language). The following materials from the Trust's and CRLP's Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010 (audited); (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2011, 2010 and 2009 (audited); (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, 2010 and 2009 (audited); (iv) Consolidated Statements Shareholders' Equity (Trust) and Equity (CRLP) for the twelve months ended December 31, 2011, 2010 and 2009 (audited); and (v) Notes to Consolidated Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.

Colonial Properties Trust

By:	/s/ Thomas H. Lowder
Thomas H. Lowder
Chairman of the Board and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.

COLONIAL REALTY LIMITED PARTNERSHIP
a Delaware limited partnership
By:	Colonial Properties Trust, its general partner

By:	/s/ Thomas H. Lowder
Thomas H. Lowder
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Colonial Properties Trust indicated on February 28, 2012.

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

Appendix S-1
SCHEDULE II
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
($ in thousands)

Description	Beginning Balance of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance End of Period
Allowance for uncollectable accounts deducted from accounts receivable in the balance sheet
December 31, 2011	$1,688	485	—		(1,037)	(1)	$1,136
December 31, 2010	$1,688	499	—		(499)	(1)	$1,688
December 31, 2009	$999	1,209	—		(520)	(1)	$1,688
Allowance for uncollectable accounts deducted from notes receivable in the balance sheet
December 31, 2011	$249	—	—		(249)	(1)	$—
December 31, 2010	$1,850	—	—		(1,601)	(1)	$249
December 31, 2009	$1,500	—	350	(2)	—		$1,850
Allowance for straight line rent deducted from other assets in the balance sheet
December 31, 2011	$801	—	145	(3)	(20)	(1)	$926
December 31, 2010	$830	—	133	(3)	(162)	(1)	$801
December 31, 2009	$323	—	507	(3)	—		$830
Valuation allowance deducted from deferred tax assets on the balance sheet
December 31, 2011	$38,492	6,296	—		—		$44,788
December 31, 2010	$32,600	5,892	—		—		$38,492
December 31, 2009	$34,283	6,218	—		(7,901)		$32,600
________________________

(1)	Uncollectable accounts written off, and payments received on previously written-off accounts.

(2)
Of the $0.4 million, $0.1 million was netted against Gain (loss) from sales of property on the Consolidated Statements of Operations and Comprehensive Income (Loss) and $0.3 million was added back to Undeveloped Land and Construction in Progress on the Consolidated Balance Sheets.

(3)	Amounts netted against "Minimum rent" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Appendix S-2
SCHEDULE III
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2011

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Multifamily:
Ashley Park	—	3,702,098	15,332,923	2,120,828	3,702,098	17,453,750	21,155,848	(5,893,045)	1988	2005	3-40 Years
Autumn Hill	—	7,146,496	24,811,026	3,895,477	7,146,496	28,706,503	35,852,999	(7,985,963)	1970	2005	3-40 Years
Autumn Park	—	4,407,166	35,387,619	1,379,048	4,407,166	36,766,666	41,173,832	(6,858,965)	2001/04	2005	3-40 Years
Colonial Grand at Arringdon	18,104,424	3,016,358	23,295,172	1,550,947	3,016,358	24,846,119	27,862,477	(7,216,555)	2003	2004	3-40 Years
Coloinal Grand at Ashton Oaks	—	3,659,400	—	30,621,551	5,280,860	29,000,091	34,280,951	(4,366,962)	2009	2007	3-40 Years
Colonial Grand at Ayrsley	—	4,261,351	—	32,016,697	6,970,497	29,307,551	36,278,048	(6,096,337)	2008	2006	3-40 Years
Colonial Grand at Barrett Creek	18,378,000	3,320,000	27,237,381	999,822	3,320,000	28,237,203	31,557,203	(7,143,573)	1999	2005	3-40 Years
Colonial Grand at Bear Creek	22,567,667	4,360,000	32,029,388	1,767,620	4,360,000	33,797,008	38,157,008	(8,828,026)	1998	2005	3-40 Years
Colonial Grand at Bellevue	22,400,000	3,490,000	31,544,370	2,337,720	3,490,986	33,881,103	37,372,089	(8,433,416)	1996	2005	3-40 Years
Colonial Grand at Berkeley Lake	—	1,800,000	16,551,734	871,772	1,800,000	17,423,506	19,223,506	(5,092,232)	1998	2004	3-40 Years
Colonial Grand at Beverly Crest	14,521,257	2,400,000	20,718,143	2,721,055	2,400,000	23,439,198	25,839,198	(6,764,418)	1996	2004	3-40 Years
Colonial Grand at Brier Creek	23,887,781	3,640,000	33,742,241	906,747	3,640,000	34,648,988	38,288,988	(1,955,975)	2010	2010	3-40 Years
Colonial Grand at Canyon Creek	15,171,827	4,032,000	24,272,721	86,082	4,032,000	24,358,803	28,390,803	(5,058,984)	2008	2005	3-40 Years
Colonial Grand at Commerce Park	—	3,120,000	27,230,728	382,228	3,120,000	27,612,956	30,732,956	(358,156)	2008	2011	3-40 Years
Colonial Grand at Cornelius	—	1,888,000	21,258,880	851,377	1,888,000	22,110,257	23,998,257	(892,096)	2009	2011	3-40 Years
Colonial Grand at Crabtree Valley	9,869,425	2,100,000	15,272,196	1,492,213	2,100,000	16,764,409	18,864,409	(4,091,952)	1997	2005	3-40 Years
Colonial Grand at Cypress Cove	—	3,960,000	24,721,680	2,098,874	3,960,000	26,820,554	30,780,554	(5,900,718)	2001	2006	3-40 Years
Colonial Grand at Desert Vista	—	12,000,000	—	40,018,768	13,586,197	38,432,571	52,018,768	(5,209,843)	2009	2007	3-40 Years
Colonial Grand at Edgewater	26,456,000	1,540,000	12,671,606	17,812,423	2,602,325	29,421,704	32,024,029	(14,665,948)	1990	1994	3-40 Years
Colonial Grand at Godley Station	15,659,329	1,594,008	27,057,678	1,168,207	1,894,008	27,925,885	29,819,893	(5,630,456)	2001	2006	3-40 Years
Colonial Grand at Hammocks	—	3,437,247	26,514,000	2,200,045	3,437,247	28,714,046	32,151,293	(6,959,395)	1997	2005	3-40 Years
Colonial Grand at Heather Glen	—	3,800,000	—	36,304,428	4,134,235	35,970,194	40,104,429	(14,846,619)	2000	1998	3-40 Years
Colonial Grand at Heathrow	19,298,813	2,560,661	17,612,990	2,573,601	2,674,133	20,073,119	22,747,252	(9,780,951)	1997	1994/97	3-40 Years
Colonial Grand at Hebron	—	3,900,000	29,680,352	50,956	3,900,000	29,731,308	33,631,308	(235,978)	2011	2011	3-40 Years
Colonial Grand at Huntersville	14,165,000	3,593,366	—	22,682,777	5,439,551	20,836,591	26,276,142	(4,237,157)	2008	2006	3-40 Years
Colonial Grand at Inverness Commons	—	6,976,500	33,892,731	832,496	6,976,500	34,725,227	41,701,727	(6,813,599)	2001	2006	3-40 Years
Colonial Grand at Lakewood Ranch	—	2,320,442	—	24,723,188	2,359,875	24,683,756	27,043,631	(10,063,368)	1999	1997	3-40 Years
Colonial Grand at Legacy Park	—	2,212,005	23,076,117	1,578,655	2,212,005	24,654,772	26,866,777	(5,335,721)	2001	2005	3-40 Years
Colonial Grand at Liberty Park	16,702,589	2,296,019	—	26,838,133	2,296,019	26,838,133	29,134,152	(11,552,694)	2000	1998	3-40 Years
Colonial Grand at Madison	21,473,000	1,689,400	—	23,159,636	1,831,550	23,017,485	24,849,035	(9,843,261)	2000	1998	3-40 Years
Colonial Grand at Mallard Creek	14,646,982	2,911,443	1,277,575	16,820,994	3,320,438	17,689,574	21,010,012	(4,585,621)	2005	2003	3-40 Years
Colonial Grand at Mallard Lake	16,532,859	3,020,000	24,070,350	2,275,657	3,020,000	26,346,007	29,366,007	(6,643,479)	1998	2005	3-40 Years
Colonial Grand at Matthews Commons	—	2,026,288	—	19,427,799	3,002,207	18,451,880	21,454,087	(3,214,744)	2008	2007	3-40 Years
Colonial Grand at McDaniel Farm	—	4,240,000	36,239,339	1,987,312	4,240,000	38,226,651	42,466,651	(8,846,186)	1997	2006	3-40 Years

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Colonial Grand at Mount Vernon	14,364,100	2,130,000	24,943,402	1,402,232	2,130,000	26,345,634	28,475,634	(7,653,553)	1997	2004	3-40 Years
Colonial Grand at OldTown Scottsdale North	—	4,837,040	5,271,474	24,145,078	4,837,040	29,416,552	34,253,592	(5,872,843)	2001	2006	3-40 Years
Colonial Grand at OldTown Scottsdale South	—	6,139,320	6,558,703	30,545,531	6,139,320	37,104,234	43,243,554	(7,505,130)	2001	2006	3-40 Years
Colonial Grand at Onion Creek	—	3,505,449	—	29,027,908	5,127,405	27,405,952	32,533,357	(5,391,250)	2009	2005	3-40 Years
Colonial Grand at Palm Vista	—	4,262,500	36,101,294	402,243	4,262,500	36,503,537	40,766,037	(1,448,808)	2007	2011	3-40 Years
Colonial Grand at Patterson Place	14,395,531	2,016,000	19,060,725	2,321,917	2,016,000	21,382,642	23,398,642	(6,030,838)	1997	2004	3-40 Years
Colonial Grand at Pleasant Hill	—	6,024,000	38,454,690	2,909,402	6,006,978	41,381,114	47,388,092	(8,889,130)	1996	2006	3-40 Years
Colonial Grand at Quarterdeck	—	9,123,452	12,297,699	1,529,384	9,123,452	13,827,082	22,950,534	(3,955,965)	1987	2005	3-40 Years
Colonial Grand at River Oaks	11,147,000	2,160,000	17,424,336	2,495,463	2,160,000	19,919,799	22,079,799	(5,967,081)	1992	2004	3-40 Years
Colonial Grand at River Plantation	—	2,320,000	19,669,298	2,113,953	2,320,000	21,783,251	24,103,251	(6,542,068)	1994	2004	3-40 Years
Colonial Grand at Riverchase Trails	—	3,450,000	20,655,764	925,667	3,450,000	21,581,431	25,031,431	(1,560,123)	2010	2010	3-40 Years
Colonial Grand at Round Rock	22,944,843	2,647,588	—	32,576,876	2,700,769	32,523,695	35,224,464	(7,795,923)	1997	2004	3-40 Years
Colonial Grand at Scottsdale	—	3,780,000	25,444,988	651,509	3,780,000	26,096,497	29,876,497	(5,711,094)	1999	2006	3-40 Years
Colonial Grand at Seven Oaks	19,774,000	3,439,125	19,943,544	1,798,525	3,439,125	21,742,069	25,181,194	(7,104,584)	2004	2004	3-40 Years
Colonial Grand at Shiloh	28,539,612	5,976,000	43,556,770	1,673,708	5,976,000	45,230,478	51,206,478	(9,768,585)	2002	2006	3-40 Years
Colonial Grand at Silverado	—	2,375,425	17,744,643	847,960	2,375,425	18,592,603	20,968,028	(5,374,955)	2005	2003	3-40 Years
Colonial Grand at Silverado Reserve	—	2,392,000	—	22,137,553	2,726,325	21,803,227	24,529,552	(5,124,690)	2005	2003	3-40 Years
Colonial Grand at Town Park	31,434,000	2,647,374	—	37,135,513	3,110,118	36,672,769	39,782,887	(15,979,140)	2005	2004	3-40 Years
Colonial Grand at Town Park Reserve	—	867,929	—	9,113,737	957,784	9,023,882	9,981,666	(2,461,989)	2004	2004	3-40 Years
Colonial Grand at Traditions	—	2,430,000	14,826,848	75,192	2,430,000	14,902,040	17,332,040	(379,092)	2007	2011	3-40 Years
Colonial Grand at Trinity Commons	30,243,694	5,333,807	35,815,269	2,183,614	5,333,807	37,998,883	43,332,690	(7,563,963)	2000/02	2005	3-40 Years
Colonial Grand at University Center	—	1,872,000	12,166,656	794,346	1,872,000	12,961,002	14,833,002	(2,774,750)	2005	2006	3-40 Years
Colonial Grand at Valley Ranch	25,400,000	2,805,241	38,037,251	3,647,333	2,805,241	41,684,584	44,489,825	(8,852,765)	1997	2005	3-40 Years
Colonial Grand at Wells Branch	—	4,032,000	23,738,360	345,938	4,032,000	24,084,298	28,116,298	(963,135)	2008	2011	3-40 Years
Colonial Grand at Wilmington	26,869,845	3,344,408	30,554,367	2,576,815	3,344,408	33,131,182	36,475,590	(7,067,325)	1998/2002	2005	3-40 Years
Colonial Reserve at Medical District	—	5,560,000	26,932,350	1,172,184	5,560,000	28,104,534	33,664,534	(443,052)	2007	2011	3-40 Years
Colonial Reserve at West Franklin	—	4,743,279	14,416,319	7,373,867	4,743,279	21,790,186	26,533,465	(6,743,709)	1964/65	2005	3-40 Years
Colonial Village at Ashford Place	—	537,600	5,839,838	1,481,040	537,600	7,320,878	7,858,478	(3,260,779)	1983	1996	3-40 Years
Colonial Village at Beaver Creek	—	3,160,000	22,702,636	1,117,646	3,160,000	23,820,282	26,980,282	(471,387)	2007	2011	3-40 Years
Colonial Village at Canyon Hills	—	2,345,191	11,274,917	1,369,933	2,345,191	12,644,851	14,990,042	(3,178,323)	1996	2005	3-40 Years
Colonial Village at Chancellor Park	—	4,080,000	23,213,840	1,921,548	4,080,000	25,135,388	29,215,388	(5,724,398)	1999	2006	3-40 Years
Colonial Village at Charleston Place	—	1,124,924	7,367,718	1,832,957	1,124,924	9,200,675	10,325,599	(2,889,389)	1986	2005	3-40 Years
Colonial Village at Chase Gayton	—	3,270,754	26,910,024	2,403,024	3,270,754	29,313,048	32,583,802	(10,295,952)	1984	2005	3-40 Years
Colonial Village at Cypress Village (6)(7)	—	5,839,590	—	20,236,332	3,448,450	22,627,472	26,075,922	(2,854,496)	2008	2006	3-40 Years
Colonial Village at Deerfield	—	2,032,054	14,584,057	1,986,892	2,032,054	16,570,948	18,603,002	(4,248,228)	1985	2005	3-40 Years
Colonial Village at Godley Lake	—	1,053,307	—	25,936,106	2,958,793	24,030,621	26,989,414	(4,491,003)	2008	2007	3-40 Years
Colonial Village at Grapevine	—	6,221,164	24,463,050	2,978,764	6,221,164	27,441,814	33,662,978	(6,980,446)	1985/86	2005	3-40 Years
Colonial Village at Greenbrier	—	2,620,216	25,498,161	1,643,329	2,620,216	27,141,490	29,761,706	(5,837,731)	1980	2005	3-40 Years
Colonial Village at Greentree	—	1,920,436	10,288,950	1,467,811	1,878,186	11,799,010	13,677,196	(3,078,414)	1984	2005	3-40 Years
Colonial Village at Greystone	13,532,000	3,155,483	28,875,949	2,742,111	3,155,483	31,618,061	34,773,544	(6,592,077)	1998/2000	2005	3-40 Years

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Colonial Village at Hampton Glen	—	3,428,098	17,966,469	1,693,232	3,428,098	19,659,701	23,087,799	(5,353,804)	1986	2005	3-40 Years
Colonial Village at Hampton Pointe	—	8,875,840	15,359,217	2,114,209	8,875,840	17,473,426	26,349,266	(4,885,370)	1986	2005	3-40 Years
Colonial Village at Harbour Club	—	3,209,585	20,094,356	1,841,534	3,209,585	21,935,890	25,145,475	(5,363,541)	1988	2005	3-40 Years
Colonial Village at Highland Hills	—	1,981,613	17,112,176	1,524,096	1,981,613	18,636,271	20,617,884	(5,573,845)	1987	2005	3-40 Years
Colonial Village at Huntington	—	1,315,930	7,605,360	1,412,834	1,315,930	9,018,194	10,334,124	(2,472,240)	1986	2005	3-40 Years
Colonial Village at Huntleigh Woods	—	745,600	4,908,990	2,369,636	730,688	7,293,538	8,024,226	(3,679,794)	1978	1994	3-40 Years
Colonial Village at Inverness	—	2,349,487	16,279,416	16,059,761	1,844,718	32,843,947	34,688,665	(16,792,506)	1986/87/90/97	1986/87/90/97	3-40 Years
Colonial Village at Main Park	—	1,208,434	10,235,978	1,402,763	1,208,434	11,638,741	12,847,175	(3,281,687)	1984	2005	3-40 Years
Colonial Village at Marsh Cove	—	2,023,460	11,095,073	1,994,224	2,023,460	13,089,296	15,112,756	(4,003,064)	1983	2005	3-40 Years
Colonial Village at Matthews	14,381,415	2,700,000	20,295,989	1,153,265	2,700,000	21,449,254	24,149,254	(3,754,843)	2008	2008	3-40 Years
Colonial Village at Mill Creek	—	2,153,567	9,331,910	1,116,514	2,153,567	10,448,424	12,601,991	(4,500,647)	1984	2005	3-40 Years
Colonial Village at North Arlington	—	2,439,102	10,804,027	1,337,996	2,439,102	12,142,024	14,581,126	(3,425,296)	1985	2005	3-40 Years
Colonial Village at Oakbend	20,304,614	5,100,000	26,260,164	2,054,833	5,100,000	28,314,997	33,414,997	(6,130,667)	1997	2006	3-40 Years
Colonial Village at Pinnacle Ridge	—	1,212,917	8,499,638	1,125,815	1,212,917	9,625,453	10,838,370	(2,871,728)	1951/85	2005	3-40 Years
Colonial Village at Quarry Oaks	25,145,033	5,063,500	27,767,505	2,449,607	5,063,500	30,217,112	35,280,612	(7,313,167)	1996	2003	3-40 Years
Colonial Village at Shoal Creek	21,373,278	4,080,000	29,214,707	2,403,485	4,080,000	31,618,192	35,698,192	(7,441,703)	1996	2006	3-40 Years
Colonial Village at Sierra Vista	10,215,170	2,320,000	11,370,600	1,322,715	2,308,949	12,704,366	15,013,315	(3,962,187)	1999	2004	3-40 Years
Colonial Village at South Tryon	—	1,510,535	14,696,088	830,753	1,510,535	15,526,841	17,037,376	(3,340,227)	2002	2005	3-40 Years
Colonial Village at Stone Point	—	1,417,658	9,291,464	1,314,528	1,417,658	10,605,991	12,023,649	(3,522,042)	1986	2005	3-40 Years
Colonial Village at Timber Crest	12,776,268	2,284,812	19,010,168	1,820,114	2,284,812	20,830,282	23,115,094	(4,437,449)	2000	2005	3-40 Years
Colonial Village at Tradewinds	—	5,220,717	22,479,977	2,188,918	5,220,717	24,668,896	29,889,613	(5,761,169)	1988	2005	3-40 Years
Colonial Village at Trussville	—	1,504,000	18,800,253	3,561,419	1,510,409	22,355,263	23,865,672	(10,443,759)	1996/97	1997	3-40 Years
Colonial Village at Twin Lakes	25,400,000	4,966,922	29,925,363	1,750,595	5,624,063	31,018,817	36,642,880	(9,119,499)	2005	2001	3-40 Years
Colonial Village at Vista Ridge	—	2,003,172	11,186,878	1,678,623	2,003,172	12,865,501	14,868,673	(3,821,919)	1985	2005	3-40 Years
Colonial Village at Waterford	—	3,321,325	26,345,195	2,218,845	3,321,325	28,564,040	31,885,365	(7,970,257)	1989	2005	3-40 Years
Colonial Village at Waters Edge	—	888,386	13,215,381	1,745,955	888,386	14,961,336	15,849,722	(5,195,272)	1985	2005	3-40 Years
Colonial Village at West End	11,818,165	2,436,588	14,800,444	1,933,825	2,436,588	16,734,270	19,170,858	(4,774,907)	1987	2005	3-40 Years
Colonial Village at Westchase	—	10,418,496	10,348,047	1,972,920	10,418,496	12,320,967	22,739,463	(4,856,334)	1985	2005	3-40 Years
Colonial Village at Willow Creek	24,767,857	4,780,000	34,143,179	2,144,427	4,780,000	36,287,606	41,067,606	(8,381,811)	1996	2006	3-40 Years
Colonial Village at Windsor Place	—	1,274,885	15,017,745	1,825,354	1,274,885	16,843,100	18,117,985	(5,231,422)	1985	2005	3-40 Years
Colonial Village at Woodlake	—	2,781,279	17,694,376	1,194,758	2,781,279	18,889,134	21,670,413	(4,486,241)	1996	2005	3-40 Years
Enclave (7)	—	4,074,823	—	22,729,020	3,144,405	23,659,438	26,803,843	(3,726,747)	2008	2005	3-40 Years
Glen Eagles	—	2,028,204	17,424,915	1,760,319	5,220,717	15,992,721	21,213,438	(5,001,712)	1990/2000	2005	3-40 Years
Heatherwood	—	3,550,362	23,731,531	5,715,894	3,550,362	29,447,425	32,997,787	(8,235,406)	1980	2005	3-40 Years
Remington Hills	—	2,520,011	22,451,151	3,925,718	2,520,011	26,376,869	28,896,880	(6,538,391)	1984	2005	3-40 Years
Metropolitan Midtown — Condominiums (3)(5)(6)	—	—	—	8,256,049	—	8,256,049	8,256,049	—	2008	2006	N/A
Whitehouse Creek (3)	—	451,391	—	1,907,874	—	2,359,265	2,359,265	—	2008	2006	N/A
Commercial:
Colonial Center Brookwood Village	—	1,285,379	—	43,137,176	1,285,379	43,137,176	44,422,555	(6,963,413)	2007	2007	3-40 Years
Colonial Center Ravinia	—	9,007,010	112,741,447	4,364,488	9,007,010	117,105,935	126,112,945	(8,619,303)	1991	2009	3-40 Years

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Metropolitan Midtown — Office	—	2,088,796	—	34,186,761	1,844,718	34,430,840	36,275,558	(6,274,037)	2008	2006	3-40 Years
Colonial Brookwood Village	—	6,851,321	24,435,002	60,318,329	5,126,504	86,478,148	91,604,652	(48,610,962)	1973/91/00	1997	3-40 Years
Colonial Promenade Alabaster	—	4,351,644	25,222,188	750,053	4,146,428	26,177,457	30,323,885	(2,968,377)	2007	2009	3-40 Years
Colonial Pinnacle Tannehill	—	19,097,386	—	29,262,748	9,347,649	39,012,485	48,360,134	(4,497,853)	2008	2006	3-40 Years
Metropolitan Midtown — Retail	—	3,481,826	—	40,732,268	3,320,592	40,893,502	44,214,094	(4,706,031)	2008	2006	3-40 Years
Colonial Promenade Craft Farms	—	1,315,616	—	6,982,727	1,315,616	6,982,727	8,298,343	(593,254)	2010	2005	3-40 Years
Colonial Promenade Nord du Lac (5)(6)	—	2,318,878	—	22,459,680	3,432,628	21,345,930	24,778,558	(918,426)	2010	2008	3-40 Years
Active Development Projects:
Colonial Grand at Double Creek (formerly CG at Cityway)	—	3,656,250	—	5,383,355	3,656,250	5,383,355	9,039,605	—	N/A	2006	N/A
Colonial Grand at Hampton Preserve	—	10,500,000	—	32,095,417	10,500,000	32,095,417	42,595,417	(27,271)	N/A	2007	N/A
Colonial Grand at Lake Mary (Phase I)	—	2,808,780	—	5,928,427	2,808,780	5,928,427	8,737,207	—	N/A	2002	N/A
Colonial Promenade Huntsville	—	10,547,720	—	833,325	10,547,720	833,325	11,381,045	—	N/A	2007	N/A
Future Development Projects:
Colonial Grand at Azure	—	8,463,640	—	1,944,079	8,463,640	1,944,079	10,407,719	—	N/A	2007	N/A
Colonial Grand at Lake Mary (Phase II)	—	3,339,623	—	—	3,339,623	—	3,339,623	—	N/A	2,011	N/A
Colonial Grand at Randal Park	—	7,200,000	—	12,545,438	7,200,000	12,545,438	19,745,438	—	N/A	2006	N/A
Colonial Grand at South End	—	8,839,934	—	5,080,487	8,839,934	5,080,487	13,920,421	—	N/A	2007	N/A
Colonial Grand at Sweetwater	—	5,238,000	—	2,002,164	5,238,000	2,002,164	7,240,164	—	N/A	2006	N/A
Colonial Grand at Thunderbird	—	6,500,500	—	1,878,091	6,500,500	1,878,091	8,378,591	—	N/A	2007	N/A
Colonial Promenade Nord du Lac (5)(6)	—	18,027,122	—	14,868,210	18,027,122	14,868,210	32,895,332	—	N/A	2008	N/A
Randal Park (6)	—	33,686,904	—	(24,712,940)	33,686,904	(24,712,940)	8,973,964	—	N/A	2006	N/A
Unimproved Land:
Breland Land	—	9,400,000	—	1,264,333	9,400,000	1,264,333	10,664,333	—	N/A	2005	N/A
Canal Place and Infrastructure	—	10,951,968	—	6,289,183	10,951,968	6,289,183	17,241,151	—	N/A	2005	N/A
Colonial Center Town Park 500	—	2,903,795	—	1,904,710	2,903,795	1,904,710	4,808,505	—	N/A	1999	N/A
Colonial Pinnacle Tutwiler Farm II	—	4,682,430	—	1,293,050	4,682,430	1,293,050	5,975,480	—	N/A	2005	N/A
Craft Farms Mixed Use (6)	—	4,400,000	—	(123,579)	4,400,000	(123,579)	4,276,421	—	N/A	2004	N/A
Cypress Village — Lot Development (6)(7)	—	12,488,672	—	(926,390)	12,488,672	(926,390)	11,562,282	—	N/A	2006	N/A
Heathrow Land and Infrastructure	—	6,903,168	—	2,451,212	6,903,168	2,451,212	9,354,380	—	N/A	2002	N/A
Lakewood Ranch	—	479,900	—	874,511	479,900	874,511	1,354,411	—	N/A	1999	N/A
Town Park Land and Infrastructure	—	6,600,000	—	(53,345)	6,600,000	(53,345)	6,546,655	—	N/A	1999	N/A
Whitehouse Creek - Lot Development and Infrastructure	—	4,498,609	—	9,624,770	4,498,609	9,624,770	14,123,379	—	N/A	2006	N/A
Woodlands - Craft Farms Residential	—	15,300,000	—	7,413,404	15,300,000	7,413,404	22,713,404	—	N/A	2004	N/A
Other Miscellaneous Projects	—	13,731,041	—	2,864,270	13,731,041	2,864,269	16,595,310	—	N/A	N/A	N/A
Corporate Assets:	—	—	—	16,582,140	—	16,582,140	16,582,140	(15,833,701)	N/A	N/A	3-7 Years
COLONIAL PROPERTIES TRUST	694,661,378	626,581,515	2,057,295,197	1,078,947,053	630,711,343	3,132,112,421	3,762,823,764	(731,893,837)
Corporate Assets specific to Colonial Properties Trust				(13,877)		(13,877)	(13,877)	13,692
COLONIAL REALTY LIMITED PARTNERSHIP	694,661,378	626,581,515	2,057,295,197	1,078,933,176	630,711,343	3,132,098,544	3,762,809,887	(731,880,145)

NOTES TO SCHEDULE III
DECEMBER 31, 2011

(1)	See description of mortgage notes payable in Note 14 of Notes to Consolidated Financial Statements.

(2)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2011 was approximately $2.5 billion.

(3)	Amounts include real estate assets classified as held for sale at December 31, 2011.

(4)	These projects are net of an impairment charge of approximately $0.3 million recorded during 2010.

(5)	These projects are net of an impairment charge of approximately $12.3 million recorded during 2009.

(6)	These projects are net of an impairment charge of approximately $116.9 million recorded during 2008.

(7)	These projects are net of an impairment charge of approximately $46.6 million recorded during 2007.

(8)	The following is a reconciliation of real estate to balances reported at the beginning of the year:

COLONIAL PROPERTIES TRUST
Reconciliation of Real Estate

	2011		2010		2009
Real estate investments:
Balance at beginning of year	$3,609,924,063		$3,512,471,980		$3,381,153,254
Acquisitions of new property	235,379,798		61,569,807		190,201,928
Improvements and development	65,870,112	(a)	44,016,506	(b)	62,572,080	(c)
Dispositions of property	(148,350,209)		(8,134,230)		(121,455,282)
Balance at end of year	$3,762,823,764		$3,609,924,063		$3,512,471,980

Reconciliation of Accumulated Depreciation

	2011	2010	2009
Accumulated depreciation:
Balance at beginning of year	$640,980,472	$519,728,050	$406,443,915
Depreciation	126,391,237	121,638,821	115,489,492
Depreciation of disposition of property	(35,477,872)	(386,399)	(2,205,357)
Balance at end of year	$731,893,837	$640,980,472	$519,728,050

COLONIAL REALTY LIMITED PARTNERSHIP
Reconciliation of Real Estate

	2011		2010		2009
Real estate investments:
Balance at beginning of year	$3,609,909,186		$3,512,458,103		$3,381,135,399
Acquisitions of new property	235,379,798		61,569,807		190,201,928
Improvements and development	65,870,112	(a)	44,015,506	(b)	62,576,058	(c)
Dispositions of property	(148,349,209)		(8,134,230)		(121,455,282)
Balance at end of year	$3,762,809,887		$3,609,909,186		$3,512,458,103

Reconciliation of Accumulated Depreciation

	2011	2010	2009
Accumulated depreciation:
Balance at beginning of year	$640,967,411	$519,715,041	$406,427,547
Depreciation	126,518,087	121,638,769	115,492,851
Depreciation of disposition of property	(35,605,353)	(386,399)	(2,205,357)
Balance at end of year	$731,880,145	$640,967,411	$519,715,041
____________________________

(a)	This amount is net of an impairment charge of approximately $0.2 million which was recorded during 2011

(b)	This amount is net of an impairment charge of approximately $0.3 million which was recorded during 2010.

(c)	This amount is net of an impairment charge of approximately $12.3 million which was recorded during 2009.