Form 10-Q
period 2012-03-31
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2012-05-08
CIK 909111, 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012
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
As of May 4, 2012, Colonial Properties Trust had 87,922,717 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2012 of Colonial Properties Trust and Colonial Realty Limited Partnership. References to “the Trust” or “Colonial” mean to Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), and its consolidated subsidiaries, and references to “CRLP” mean Colonial Realty Limited Partnership, a Delaware limited partnership, and its consolidated subsidiaries. The term “the Company” refers to the Trust and CRLP, collectively.
The Trust is the sole general partner of, and, as of March 31, 2012, owned a 92.5% limited partner interest in, CRLP. The remaining limited partner interests are held by persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties and who received units in exchange for such properties. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
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

The presentation of the Trust's shareholders' equity and CRLP's equity are the principal areas of difference between the consolidated financial statements of the Trust and those of CRLP. The Trust's shareholders' equity includes common shares, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive loss and redeemable common units. CRLP's equity includes common equity of the general partner (the Trust), limited partners' preferred equity, limited partners' noncontrolling interest, accumulated other comprehensive income (loss) and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust.

In addition, one area of difference in the balance sheets of the Trust and CRLP relates to $4.1 million of contingent obligations that the Trust assumed in connection with two joint venture transactions in 2007. The liabilities are the direct obligation of the Trust and are thus not reflected in the balance sheets of CRLP.

In order to highlight the material differences between the Trust and CRLP, this report includes sections that separately present and discuss areas that are materially different between the Trust and CRLP, including:

•	the consolidated condensed financial statements in Item 1 of this report;

•
certain accompanying notes to the financial statements, including Note 5 - Net Loss Per Share of the Trust and Note 6 - Net Loss Per Unit of CRLP; Note 7 - Equity of the Trust and Note 8 - Capital Structure of CRLP; and Note 9 - Redeemable Noncontrolling Interests of the Trust and Note 10 - Redeemable Partnership Units of CRLP;

•	the controls and procedures in Item 4 of this report; and

•	the certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31 and 32 to this report.

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

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)	(audited)
	March 31, 2012	December 31, 2011
ASSETS
Land, buildings & equipment	$3,495,238	$3,445,455
Undeveloped land and construction in progress	317,883	306,826
Less: Accumulated depreciation	(762,632)	(731,894)
Real estate assets held for sale, net	15,713	10,543
Net real estate assets	3,066,202	3,030,930
Cash and cash equivalents	5,430	6,452
Restricted cash	32,000	43,489
Accounts receivable, net	25,825	26,762
Notes receivable	43,465	43,787
Prepaid expenses	15,119	19,912
Deferred debt and lease costs	25,461	22,408
Investment in partially-owned entities	9,469	12,303
Other assets	50,338	52,562
Total assets	$3,273,309	$3,258,605
LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,575,256	$1,575,727
Unsecured credit facility	226,503	184,000
Total debt	1,801,759	1,759,727
Accounts payable	29,824	50,266
Accrued interest	16,446	11,923
Accrued expenses	25,992	15,731
Investment in partially-owned entities	32,085	31,577
Other liabilities	21,113	25,208
Total liabilities	1,927,219	1,894,432
Redeemable noncontrolling interest:
Common units	164,985	159,582
Equity:
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 93,527,576 and 93,096,722 shares issued at March 31, 2012 and December 31, 2011, respectively	935	931
Additional paid-in capital	1,961,482	1,964,881
Cumulative earnings	1,261,984	1,267,958
Cumulative distributions	(1,878,635)	(1,862,838)
Noncontrolling interest	723	728
Treasury shares, at cost; 5,623,150 shares at March 31, 2012 and December 31, 2011	(150,163)	(150,163)
Accumulated other comprehensive loss	(15,221)	(16,906)
Total shareholders' equity	1,181,105	1,204,591
Total liabilities, noncontrolling interest and shareholders' equity	$3,273,309	$3,258,605

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Minimum rent	$83,614	$73,526
Tenant recoveries	3,004	2,698
Other property related revenue	13,644	11,885
Other non-property related revenue	1,344	1,810
Total revenues	101,606	89,919
Operating expenses:
Property operating expense	27,332	24,623
Taxes, licenses and insurance	11,595	10,619
Property management expense	2,846	2,422
General and administrative expense	5,767	5,203
Management fees and other expenses	2,045	1,770
Investment and development expense	387	587
Depreciation	32,177	30,286
Amortization	2,080	2,127
Impairment and other losses	500	2,097
Total operating expenses	84,729	79,734
Income from operations	16,877	10,185
Other income (expense):
Interest expense	(23,053)	(20,878)
Debt cost amortization	(1,433)	(1,150)
Interest income	1,031	416
Income (loss) from partially-owned unconsolidated entities	673	(340)
Loss on sales of property	(227)	(79)
Income taxes and other	(188)	(248)
Total other income (expense)	(23,197)	(22,279)
Loss from continuing operations	(6,320)	(12,094)
(Loss) income from discontinued operations	(131)	338
Loss on disposal of discontinued operations	(2)	—
Net (loss) income from discontinued operations	(133)	338
Net loss	(6,453)	(11,756)
Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	478	1,082
Noncontrolling interest in CRLP — preferred unitholders	—	(906)
Noncontrolling interest of limited partners	(9)	(3)
Discontinued Operations
Noncontrolling interest in CRLP	10	(28)
Loss attributable to noncontrolling interest	479	145
Net loss available to common shareholders	$(5,974)	$(11,611)
Net loss per common share — basic:
Continuing operations	$(0.07)	$(0.15)
Discontinued operations	—	—
Net loss per common share — basic	$(0.07)	$(0.15)
Net loss per common share — diluted:
Continuing operations	$(0.07)	$(0.15)
Discontinued operations	—	—
Net loss per common share — diluted	$(0.07)	$(0.15)
Weighted average common shares outstanding:
Basic	87,012	79,512
Diluted	87,012	79,512
Net loss	$(6,453)	$(11,756)
Other comprehensive loss:
Changes in fair value of qualifying hedges	165	—
Adjust for amounts included in net loss	1,532	120
Comprehensive loss	$(4,756)	$(11,636)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,453)	$(11,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,358	34,371
(Income) loss from partially-owned unconsolidated entities	(673)	340
Loss on sale of property	229	79
Impairment and other losses	500	2,097
Distributions of income from partially-owned unconsolidated entities	286	1,077
Share-based compensation expense	2,079	1,489
Other, net	835	160
Change in:
Restricted cash	(292)	(498)
Accounts receivable	483	(280)
Prepaid expenses	4,793	(1,942)
Other assets	1,956	253
Accounts payable	(16,568)	(2,811)
Accrued interest	4,523	5,203
Accrued expenses and other	7,246	5,293
Net cash provided by operating activities	33,302	33,075
Cash flows from investing activities:
Acquisition of properties	(47,534)	(93,482)
Development expenditures	(15,821)	(6,639)
Capital expenditures, tenant improvements and leasing commissions	(3,450)	(3,826)
Proceeds from sale of property, net of selling costs	769	3,044
Restricted cash	11,781	—
Issuance of notes receivable	(577)	(45)
Repayments of notes receivable	922	695
Distributions from partially-owned unconsolidated entities	3,029	—
Capital contributions to partially-owned unconsolidated entities	(54)	(42)
Net cash used in investing activities	(50,935)	(100,295)
Cash flows from financing activities:
Proceeds from dividend reinvestment plan and exercise of stock options	1,695	930
Proceeds from common share issuance, net of expenses	—	79,936
Principal reductions of debt	(572)	(367)
Payment of debt issuance costs	(3,991)	—
Proceeds from borrowings on revolving credit lines	210,000	554,000
Payments on revolving credit lines and overdrafts	(173,434)	(551,387)
Dividends paid to common shareholders	(15,797)	(12,748)
Distributions to noncontrolling partners in CRLP	(1,290)	(1,092)
Net cash provided by financing activities	16,611	69,272
(Decrease) increase in cash and cash equivalents	(1,022)	2,052
Cash and cash equivalents, beginning of period	6,452	4,954
Cash and cash equivalents, end of period	$5,430	$7,006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$18,715	$16,087
Cash received during the period for income taxes	$—	$(729)

Supplemental disclosure of non-cash transactions:
Change in accrual of construction expenses and capital expenditures	$(2,063)	$808

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share data)

Three months ended March 31, 2012 and 2011	Common Shares	Additional Paid-In Capital	Cumulative Earnings	Cumulative Distributions	Noncontrolling Interest	Preferred Units	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Common Units
Balance, December 31, 2010	$840	$1,808,298	$1,260,944	$(1,808,700)	$769	$50,000	$(150,163)	$(2,231)	$1,159,757	$145,539
Net income (loss)			(10,705)		3				(10,702)	$(1,054)
Reclassification adjustment for amounts included in net income (loss)								120	120
Distributions on common shares ($0.15 per share)				(11,842)					(11,842)	(1,092)
Distributions on preferred units of CRLP				(906)					(906)
Issuance of restricted common shares of beneficial interest	3	201							204
Amortization of stock based compensation		1,489							1,489
Cancellation of vested restricted shares to pay taxes	—	(602)							(602)
Issuance of common shares from options exercised	—	439							439
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan	1	1,089							1,090
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership	—	751							751	(751)
Equity Offering Programs, net of cost	43	79,893							79,936
Change in interest of limited partners					(19)				(19)
Change in redemption value of common units		(9,260)							(9,260)	9,260
Balance, March 31, 2011	$887	$1,882,298	$1,250,239	$(1,821,448)	$753	$50,000	$(150,163)	$(2,111)	$1,210,455	$151,902

Balance, December 31, 2011	$931	$1,964,881	$1,267,958	$(1,862,838)	$728	$—	$(150,163)	$(16,906)	$1,204,591	$159,582
Net income (loss)			(5,974)		9				(5,965)	$(488)
Reclassification adjustment for amounts included in net income (loss)								1,532	1,532
Changes in fair value of qualifying hedges								153	153	12
Distributions on common shares ($0.18 per share)				(15,797)					(15,797)	(1,290)
Issuance of restricted common shares of beneficial interest	3	—							3
Amortization of stock based compensation		2,079							2,079
Cancellation of vested restricted shares to pay taxes	—	(1,051)							(1,051)
Issuance of common shares from options exercised	—	771							771
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan	1	1,971							1,972
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership	—	21							21	(21)
Change in interest of limited partners					(14)				(14)
Change in redemption value of common units		(7,190)							(7,190)	7,190
Balance, March 31, 2012	$935	$1,961,482	$1,261,984	$(1,878,635)	$723	$—	$(150,163)	$(15,221)	$1,181,105	$164,985

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(unaudited)	(audited)
	March 31, 2012	December 31, 2011
ASSETS
Land, buildings & equipment	$3,495,236	$3,445,441
Undeveloped land and construction in progress	317,883	306,826
Less: Accumulated depreciation	(762,630)	(731,880)
Real estate assets held for sale, net	15,713	10,543
Net real estate assets	3,066,202	3,030,930
Cash and cash equivalents	5,430	6,452
Restricted cash	32,000	43,489
Accounts receivable, net	25,825	26,762
Notes receivable	43,465	43,787
Prepaid expenses	15,119	19,912
Deferred debt and lease costs	25,461	22,408
Investment in partially-owned entities	9,469	12,303
Other assets	50,094	52,385
Total assets	$3,273,065	$3,258,428
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,575,256	$1,575,727
Unsecured credit facility	226,503	184,000
Total debt	1,801,759	1,759,727
Accounts payable	29,581	50,090
Accrued interest	16,446	11,923
Accrued expenses	25,992	15,731
Investment in partially-owned entities	27,940	27,432
Other liabilities	21,114	25,174
Total liabilities	1,922,832	1,890,077
Redeemable units, at redemption value - 7,168,388 and 7,169,388 units outstanding at March 31, 2012 and December 31, 2011, respectively	164,985	159,582
General partner —
Common equity - 87,904,426 and 87,473,572 units outstanding at March 31, 2012 and December 31, 2011, respectively	1,199,746	1,224,947
Limited partners’ noncontrolling interest in consolidated partnership	723	728
Accumulated other comprehensive loss	(15,221)	(16,906)
Total equity	1,185,248	1,208,769
Total liabilities and equity	$3,273,065	$3,258,428

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2012		2011
Revenues:
Minimum rent	$83,614		$73,526
Tenant recoveries	3,004		2,698
Other property related revenue	13,644		11,885
Other non-property related revenue	1,344		1,810
Total revenues	101,606		89,919
Operating expenses:
Property operating expenses	27,332		24,623
Taxes, licenses and insurance	11,595		10,619
Property management expense	2,846		2,422
General and administrative expense	5,767		5,203
Management fees and other expenses	2,045		1,770
Investment and development expense	387	—	587
Depreciation	32,177		30,286
Amortization	2,080		2,127
Impairment and other losses	500		2,097
Total operating expenses	84,729		79,734
Income from operations	16,877		10,185
Other income (expense):
Interest expense	(23,053)		(20,878)
Debt cost amortization	(1,433)		(1,150)
Interest income	1,031		416
Income (loss) from partially-owned unconsolidated entities	673		(340)
Loss from sales of property	(227)		(79)
Income taxes and other	(188)		(248)
Total other income (expense)	(23,197)		(22,279)
Loss from continuing operations	(6,320)		(12,094)
(Loss) income from discontinued operations	(131)		338
Loss on disposal of discontinued operations	(2)		—
(Loss) income from discontinued operations	(133)		338
Net loss	(6,453)		(11,756)
Noncontrolling interest of limited partners — continuing operations	(9)		(3)
Net loss attributable to CRLP	(6,462)		(11,759)
Distributions to limited partner preferred unitholders	—		(906)
Net loss available to common unitholders	$(6,462)		$(12,665)
Net loss available to common unitholders allocated to limited partners — continuing operations	478		1,082
Net loss (income) available to common unitholders allocated to limited partners — discontinued operations	10		(28)
Net loss available to common unitholders allocated to general partner	$(5,974)		$(11,611)
Net loss per common unit — basic:
Continuing operations	$(0.07)		$(0.15)
Discontinued operations	—		—
Net loss per common unit — basic	$(0.07)		$(0.15)
Net loss per common unit — diluted:
Continuing operations	$(0.07)		$(0.15)
Discontinued operations	—		—
Net loss per common unit — diluted	$(0.07)		$(0.15)
Weighted average common units outstanding:
Basic	94,181		86,796
Diluted	94,181		86,796
Net loss attributable to CRLP	$(6,462)		$(11,759)
Other comprehensive loss:
Changes in fair value of qualifying hedges	165		—
Adjust for amounts included in net loss	1,532		120
Comprehensive loss	$(4,765)		$(11,639)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,453)	$(11,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,358	34,371
(Income) loss from partially-owned unconsolidated entities	(673)	340
Loss on sale of property	229	79
Impairment and other losses	500	2,097
Distributions of income from partially-owned unconsolidated entities	286	1,077
Share-based compensation expense	2,079	1,489
Other, net	835	160
Change in:
Restricted cash	(292)	(498)
Accounts receivable	483	(280)
Prepaid expenses	4,793	(1,942)
Other assets	1,956	253
Accounts payable	(16,568)	(2,811)
Accrued interest	4,523	5,203
Accrued expenses and other	7,246	5,293
Net cash provided by operating activities	33,302	33,075
Cash flows from investing activities:
Acquisition of properties	(47,534)	(93,482)
Development expenditures	(15,821)	(6,639)
Capital expenditures, tenant improvements and leasing commissions	(3,450)	(3,826)
Proceeds from sales of property, net of selling costs	769	3,044
Restricted cash	11,781	—
Issuance of notes receivable	(577)	(45)
Repayments of notes receivable	922	695
Distributions from partially-owned unconsolidated entities	3,029	—
Capital contributions to partially-owned unconsolidated entities	(54)	(42)
Net cash used in investing activities	(50,935)	(100,295)
Cash flows from financing activities:
Proceeds from dividend reinvestment plan and exercise of stock options	1,695	930
Proceeds from issuance of common units	—	79,936
Principal reductions of debt	(572)	(367)
Payment of debt issuance costs	(3,991)	—
Proceeds from borrowings on revolving credit lines	210,000	554,000
Payments on revolving credit lines and overdrafts	(173,434)	(551,387)
Dividends paid to common shareholders	(15,797)	(12,748)
Distributions to noncontrolling partners in CRLP	(1,290)	(1,092)
Net cash provided by financing activities	16,611	69,272
(Decrease) increase in cash and cash equivalents	(1,022)	2,052
Cash and cash equivalents, beginning of period	6,452	4,954
Cash and cash equivalents, end of period	$5,430	$7,006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$18,715	$16,087
Cash received during the period for income taxes	$—	$(729)

Supplemental disclosure of non-cash transactions:
Change in accrual of construction expenses and capital expenditures	$(2,063)	$808

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	General Partner Common Equity	Limited Partners’ Preferred Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total	Redeemable Common Units
For the three months ended March 31, 2012 and 2011
Balance, December 31, 2010	$1,118,086	$48,724	$769	$(2,231)	$1,165,348	$145,539
Net income (loss)	(11,611)	906	3		(10,702)	(1,054)
Reclassification adjustment for amounts included in net income (loss)				120	120
Distributions to common unitholders	(11,842)				(11,842)	(1,092)
Distributions to preferred unitholders		(906)			(906)
Change in interest of limited partners			(19)		(19)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	82,377				82,377
Redemption of partnership units for shares	751				751	(751)
Change in redeemable noncontrolling interest	(9,260)				(9,260)	9,260
Balance, March 31, 2011	$1,168,501	$48,724	$753	$(2,111)	$1,215,867	$151,902

Balance, December 31, 2011	$1,224,947	$—	$728	$(16,906)	$1,208,769	$159,582
Net income (loss)	(5,974)	—	9		(5,965)	(488)
Reclassification adjustment for amounts included in net income (loss)				1,532	1,532
Changes in fair value of qualifying hedges				153	153	12
Distributions to common unitholders	(15,797)				(15,797)	(1,290)
Change in interest of limited partners			(14)		(14)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	3,739				3,739
Redemption of partnership units for shares	21				21	(21)
Change in redeemable noncontrolling interest	(7,190)				(7,190)	7,190
Balance, March 31, 2012	$1,199,746	$—	$723	$(15,221)	$1,185,248	$164,985

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST AND COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)
The consolidated condensed financial statements of Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership ("CRLP") have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2011 audited consolidated financial statements of Colonial Properties Trust and Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in the Colonial Properties Trust and Colonial Realty Limited Partnership 2011 Annual Report on Form 10-K.

Note 1 — Organization and Business
As used herein, "Colonial" or the "Trust" means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The term "the Company" refers to the Trust and CRLP, collectively. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is the sole general partner of, and, as of March 31, 2012, owned a 92.5% limited partner interest in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT, and the Trust's only material asset is its ownership of limited partnership interests in CRLP. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
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
As of March 31, 2012, the Company owned or maintained a partial ownership in:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	111	(2)	33,795	3	1,016	114	34,811
Commercial properties	9		2,415,000	30	7,266,000	39	9,681,000
______________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes spaced owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

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
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements of the Trust and CRLP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Consolidated Condensed Balance Sheets at December 31, 2011 of the Trust and CRLP have been derived from the respective audited financial statements at that date, but do not include all of the information and footnotes required by GAAP for complete financial statements.
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
The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes and effective income tax rate were zero for each of the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, the Company had no net deferred tax asset after the effect of the valuation allowance.
Tax years 2003 through 2011 are subject to examination by the federal taxing authorities. Generally, tax years 2008 through 2011 are subject to examination by state taxing authorities. There is one state tax examination currently in process.
The Company may from time to time be assessed interest or penalties by federal and state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as "Income taxes and other".
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent. As of March 31, 2012, the Company did not have any impaired notes receivable.
As of March 31, 2012, the Company had notes receivable of $43.5 million consisting primarily of:

•
$25.5 million outstanding on the construction note, which is secured by the property, for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. On January 31, 2012, the Company and the joint venture amended the note and related loan documents to extend the maturity date to December 2012, fix the annual interest rate at 5.25%, provide for two additional one-year extension options and reduce the joint venture partner's guarantee to $1.3 million.

•	$16.7 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.

The Company had accrued interest related to its outstanding notes receivable of $0.2 million and $0.3 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company had no reserve recorded against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at March 31, 2012 and December 31, 2011 was approximately 5.4% and 4.9%, respectively. Interest income is recognized on an accrual basis.

Fair Value Measures

The Company applies the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC")820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between willing market participants. Additional disclosures focusing on the methods used to determine fair value are also required using the following hierarchy:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the assets or liability.

The Company applies ASC 820 in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 3 - "Real Estate Activity"), to its disclosure of the fair value of financial instruments, which principally consists of indebtedness (see Note 13 - "Financing Activities"), to its disclosure of fair value of derivative financial instruments (see Note 14 - "Derivatives and Hedging") and to notes receivable (see below). The following table presents the Company's real estate assets and derivative financial instruments reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures:

	Fair value measurements as of
($ in thousands)	March 31, 2012
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including land held for sale	$6,691	$—	$—	$6,691
Derivative financial instruments	$(15,042)	$—	$(15,042)	$—

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

Derivative financial instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company, in conjunction with the FASB's fair value measurement guidance, made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Indebtedness

At March 31, 2012, the estimated fair value of fixed rate debt was approximately $1.66 billion (carrying value of $1.56 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $239.2 million. The Company has determined that the fair value of its fixed and variable rate debt is classified as Level 2 of the fair value hierarchy.

Notes Receivable

The estimated fair value of the Company’s notes receivable at March 31, 2012 and December 31, 2011 was consistent with the carrying values of approximately $43.5 million and $43.8 million, respectively, based on market rates and similar financing arrangements. The Company has determined that the fair value of its notes receivable is classified as Level 3 of the fair value hierarchy.
The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at March 31, 2012. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented above are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.
Accounting Pronouncements Recently Adopted
In May 2011, the FASB issued ASU 2011-04, an update to ASC 820, Fair Value Measurement. ASU 2011-04 was issued to further explain how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements. The amendments expand the disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy including the valuation process used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs. The amendment also requires expanded disclosure about the reporting entity's use of a nonfinancial asset in a way that differs from the asset's highest and best use and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the financial statements but for which fair value is required to be disclosed. ASU 2011-04 was adopted by the Company for the fiscal years beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.

Note 3 — Real Estate Activity
Acquisition Activity
During the three months ended March 31, 2012, the Company acquired the following multifamily apartment community:

			Effective
Acquisition	Location	Units	Acquisition Date	Purchase Price
				(in millions)
Colonial Grand at Brier Falls	Raleigh, NC	350	January 10, 2012	$45.0
The results of operations of the above mentioned acquisition have been included in the consolidated financial statements since the date of acquisition. This acquisition was funded with proceeds from 2011 asset dispositions and borrowings on the Company's unsecured credit facility.
The following unaudited pro forma financial information for the three months ended March 31, 2012 and 2011, gives effect to the above operating property acquisition as if it had occurred at the beginning of the periods presented. The information for the three months ended March 31, 2012, includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The information for the three months ended March 31, 2011, also includes pro forma results for seven acquisitions completed in 2011. The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Three Months Ended
	March 31,
($ in thousands, except per share data)	2012	2011
Total revenue	$101,728	$91,976
Net loss available to common shareholders	$(5,992)	$(11,758)
Net loss per common share — dilutive	$(0.07)	$(0.15)
Disposition Activity
The Company had no wholly-owned operating property dispositions during the three months ended March 31, 2012 and 2011.
In some cases, the Company uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Of the proceeds received during 2011 from the sale of assets, $23.6 million remains in temporary restricted cash accounts pending the fulfillment of Section 1031 exchange requirements.

Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as “Discontinued Operations” for all periods presented. Below is a summary of the operations of the properties classified as discontinued operations during the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
($ in thousands)	2012	2011
Property revenues:
Minimum rent	$29	$3,138
Other revenue	2	1,331
Total revenues	31	4,469

Property expenses:
Property operating and administrative expense	162	1,909
Depreciation	—	1,772
Amortization	—	83
Total operating expense	162	3,764

Interest income (expense), net	—	(360)
Debt cost amortization	—	(7)
(Loss) income from discontinued operations before net gain (loss) on disposition of
discontinued operations	(131)	338
Net loss on disposition of discontinued operations, net of income taxes	(2)	—
Noncontrolling interest in CRLP from discontinued operations	10	(28)

(Loss) income from discontinued operations attributable to parent company	$(123)	$310
Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of March 31, 2012, the Company had classified two for-sale developments and eight outparcels/pads as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheets of the Trust and CRLP at $15.7 million as of March 31, 2012, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these assets as of March 31, 2012. As of March 31, 2012, there were no operating properties classified as held for sale.
For-Sale Activities
During the three months ended March 31, 2012, the Company sold two for-sale residential units, respectively, for total sales proceeds of $1.1 million. During the three months ended March 31, 2011, the Company sold two for-sale residential units for total sales proceeds of $0.6 million. These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the

Company’s unsecured credit facility.
As of March 31, 2012, the Company had 11 for-sale residential units and 40 lots remaining. These units/lots, valued at $9.1 million in the aggregate, are reflected in "Real estate assets held for sale, net" on the Consolidated Condensed Balance Sheets of the Trust and CRLP at March 31, 2012.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Impairment and Other Losses
During the three months ended March 31, 2012, the Company recorded a $0.5 million charge as a result of warranty claims on units previously sold at one of the Company's for-sale residential projects. During the three months ended March 31, 2011, the Company recorded a $1.5 million charge for a loss contingency related to certain litigation and recorded $0.4 million in casualty losses and $0.2 million in non-cash impairment charges. These charges are included in “Impairment and other losses” in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the three months ended March 31, 2012 and 2011.

Note 4 — Undeveloped Land and Construction in Progress
The Company currently has six active development projects, as outlined in the table below. In addition, the Company owns approximately $223.5 million of undeveloped land parcels that are held for future developments. Of the future developments listed below, the Company expects to initiate development of at least two additional multifamily apartment communities during 2012. Although the Company feels that it is probable that it will develop certain of the other projects in the future as market conditions dictate, there can be no assurance that the Company will pursue any of these particular future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Double Creek	Austin, TX	296	$11,126
Colonial Grand at Hampton Preserve	Tampa, FL	486	48,844
Colonial Grand at Lake Mary (Phase I)	Orlando, FL	232	13,537
Colonial Grand at Lake Mary (Phase II)	Orlando, FL	108	2,872
Colonial Reserve at South End	Charlotte, NC	353	14,470
		1,475	$90,849
Commercial:
Colonial Promenade Huntsville (Phase I) (2)	Huntsville, AL	—	$3,519

Total Active Developments			$94,368

Future Developments:
Multifamily:
Colonial Grand at Ayrsley (Phase II)	Charlotte, NC	81	$1,228
Colonial Grand at Azure	Las Vegas, NV	390	10,574
Colonial Grand at Bellevue (Phase II)	Nashville, TN	220	3,408
Colonial Grand at Randal Park	Orlando, FL	462	9,203
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,380
		1,592	$40,033
Commercial:
Colonial Promenade Huntsville (Phase II) (2)	Huntsville, AL	—	3,271
Colonial Promenade Nord du Lac (3)	Covington, LA	236,000	27,856
Randal Park		—	19,658
		236,000	$50,785
Other Undeveloped Land:
Multifamily			$1,484
Commercial			44,915
Commercial Outparcels/Pads			16,380
For-Sale Residential Land (4)			69,918
			$132,697
Total Future Developments			$223,515
Consolidated Undeveloped Land and Construction in Progress			$317,883
_______________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

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
Interest capitalized on construction in progress during the three months ended March 31, 2012 and 2011 was $0.2 million and $0.1 million, respectively.

Note 5 — Net Loss Per Share of the Trust
For the three months ended March 31, 2012 and 2011, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common share of the Trust is as follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Numerator:
Net loss available to common shareholders	$(5,974)	$(11,611)
Adjusted by:
Loss (income) from discontinued operations	123	(310)
Income allocated to participating securities	(132)	(110)
Loss from continuing operations available to common shareholders	$(5,983)	$(12,031)
Denominator:
Denominator for basic net loss per share — weighted average common shares	87,012	79,512
Effect of dilutive securities	—	—
Denominator for diluted net loss per share — adjusted weighted average common shares	87,012	79,512
For the three months ended March 31, 2012 and 2011, the Trust reported a net loss from continuing operations, and as such, 266,012 and 201,534 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per share because including such shares would be anti-dilutive. For the three months ended March 31, 2012 and 2011, 716,865 and 1,342,465 outstanding share options, respectively, were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 6 — Net Loss Per Unit of CRLP
For the three months ended March 31, 2012 and 2011, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common unit of CRLP is as follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Numerator:
Loss from continuing operations	$(6,320)	$(12,094)
Adjusted by:
Income allocated to participating securities	(132)	(110)
Noncontrolling interest of limited partners - continuing operations	(9)	(3)
Distributions to limited partner preferred unitholders	—	(906)
Loss from continuing operations available to common unitholders	$(6,461)	$(13,113)
Denominator:
Denominator for basic net loss per unit — weighted average common units	94,181	86,796
Effect of dilutive securities	—	—
Denominator for diluted net loss per unit — adjusted weighted average common units	94,181	86,796
For the three months ended March 31, 2012 and 2011, CRLP reported a net loss from continuing operations, and as such, 266,012 and 201,534 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the three months ended March 31, 2012 and 2011, 716,865 and 1,342,465 outstanding share options (and a corresponding number of units), respectively, were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

Note 7 — Equity of the Trust

The following table presents the changes in the issued common shares of beneficial interest of the Trust since December 31, 2011 (but excludes 7,168,388 and 7,169,388 units of CRLP at March 31, 2012 and December 31, 2011, respectively, each of which is redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Trust, one common share):

Issued at December 31, 2011 (1)	93,096,722
Common shares issued through dividend reinvestments	86,336
Restricted shares issued (cancelled), net	282,477
Redemption of CRLP units for common shares	1,000
Issuances under other employee and nonemployee share plans	61,041
Issued at March 31, 2012 (1)	93,527,576
___________________

(1)	Includes 5,623,150 treasury shares.
Equity Offerings
The Trust's last continuous "at-the-market" equity offering program was fully exhausted in July 2011. During the three months ended March 31, 2011, the Trust completed the following offerings of its common shares under a continuous "at-the-market" equity offering program:

(in thousands, except per share data)
Issuance Authorized	Amount Authorized	Shares Issued	Weighted Avg Issuance Price Per Share	Net Proceeds (1)
December 2010 (2)	$100,000	4,271,425	$19.13	$80,084
1st Qtr 2011 Total		4,271,425	$19.13	$80,084
___________________

(1)	Amounts are shown net of underwriting discounts, but exclude $0.1 million of one-time administrative expenses paid by the Company during the three months ended March 31, 2011.

(2)	This "at-the-market" equity offering program was fully exhausted in April 2011.
The net proceeds resulting from the equity offerings were used to pay down a portion of the outstanding borrowings under the Company's unsecured credit facility, to partially fund the acquisition of three multifamily properties and to fund other general corporate purposes.

Note 8 — Capital Structure of CRLP
Issuances of Common Units
Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. As described in Note 7 - "Equity of the Trust", during the three months ended March 31, 2011, the Trust issued 4,271,425 common shares, generating proceeds of approximately $80.1 million, net of underwriting discounts, at an average price of $19.13 per share, under a continuous "at-the-market" equity offering program. Accordingly, CRLP issued 4,271,425 common units, at a weighted average issue price of $19.13 per unit, to the Trust during the three months ended March 31, 2011.

Note 9 — Redeemable Noncontrolling Interests of the Trust
Redeemable noncontrolling interests – Common units, as presented on the Trust's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At March 31, 2012 and December 31, 2011, the value of these redeemable noncontrolling interests was $165.0 million and $159.6 million, respectively, based on the closing price of the Trust's common shares of $21.73 and $20.86, respectively, on those dates.
Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the three months ended March 31, 2012, holders redeemed 1,000 units, respectively, in exchange for an equal number of the Trust's common shares.

Note 10 — Redeemable Partnership Units of CRLP
Redeemable units, as presented on CRLP's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At March 31, 2012 and December 31, 2011, the value of the redeemable units was $165.0 million and $159.6 million, respectively, based on the closing price of the Trust's common shares of $21.73 and $20.86, respectively, on those dates.
Holders of common units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Trust's common shares, if and when the Board of Trustees of the Trust declares such a dividend. Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the three months ended March 31, 2012, holders redeemed 1,000 units, respectively, in exchange for an equal number of the Trust's common shares.

Note 11 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.

Multifamily management is responsible for all aspects of the Company’s multifamily property operations, including the management and leasing services for 114 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which the Company does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company’s commercial property operations, including the management and leasing services for 39 commercial properties, as well as third-party management services for commercial properties in which the Company does not have an ownership interest and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, loss from continuing operations and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues (including minimum rent and other property-related revenue) less total property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Same-property NOI is defined as property revenues (including minimum rent and other property-related revenue) less property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising) for the Company's consolidated multifamily apartment communities owned for the entirety of the periods presented. Same-property communities may be adjusted during the year to account for properties that have been sold. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to loss from continuing operations before noncontrolling interest for the three months ended March 31, 2012 and 2011, and total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of March 31, 2012 and December 31, 2011.

	Three Months Ended
	March 31,
($ in thousands)	2012	2011
Revenues:
Segment revenues:
Multifamily - Same Property (1)	$78,843	$74,411
Multifamily - Other (2)	8,998	5,683
Total multifamily	87,841	80,094
Commercial	17,717	19,769
Total segment revenues	105,558	99,863
Partially-owned unconsolidated entities - Multifamily	(471)	(713)
Partially-owned unconsolidated entities - Commercial	(4,794)	(6,572)
Other non-property related revenues	1,344	1,810
Discontinued operations property revenues	(31)	(4,469)
Total consolidated revenues	$101,606	$89,919

NOI:
Segment NOI:
Multifamily - Same Property (1)	$47,595	$43,936
Multifamily - Other (2)	4,964	2,737
Total multifamily	52,559	46,673
Commercial	11,986	13,541
Total segment NOI	64,545	60,214
Partially-owned unconsolidated entities - Multifamily	(254)	(339)
Partially-owned unconsolidated entities - Commercial	(3,087)	(4,448)
Other non-property related revenue	1,344	1,810
Discontinued operations property NOI	131	(2,560)
Property management expense	(2,846)	(2,422)
General and administrative expense	(5,767)	(5,203)
Management fees and other expenses	(2,045)	(1,770)
Investment and development expense (3)	(387)	(587)
Depreciation	(32,177)	(30,286)
Amortization	(2,080)	(2,127)
Impairment and other losses (4)	(500)	(2,097)
Income from operations	16,877	10,185
Total other income (expense), net (5)	(23,197)	(22,279)
Loss from continuing operations	$(6,320)	$(12,094)

Development and Capitalized Expenditures:
Multifamily	$17,678	$5,796
Commercial	1,384	4,064
Corporate	104	390
Total consolidated development and capitalized expenditures	$19,166	$10,250

	As of
	March 31,	December 31,
($ in thousands)	2012	2011
Assets:
Segment assets:
Multifamily	$2,617,856	$2,584,769
Commercial	520,574	514,810
Total segment assets	3,138,430	3,099,579
Unallocated corporate assets (6)	134,879	159,026
Colonial Properties Trust	$3,273,309	$3,258,605
Corporate assets specific to Colonial Properties Trust	(244)	(177)
Colonial Realty Limited Partnership	$3,273,065	$3,258,428
____________________
Footnotes on following page

(1)	Consists of 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(4)	See Note 3 - "Real Estate Activity - Impairment and Other Losses" for a description of the charges.

(5)
For-sale residential activities, including net loss on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 - "Real Estate Activity - For-Sale Activities".

(6)	Includes the Company's investment in partially-owned entities of $9.5 million and $12.3 million as of March 31, 2012 and December 31, 2011, respectively.

Note 12 — Investment in Partially-Owned Entities
Investments in unconsolidated partially-owned entities at March 31, 2012 and December 31, 2011 consisted of the following:

	Percent	As of
($ in thousands)	Owned	March 31, 2012	December 31, 2011
Multifamily:
Belterra, Ft. Worth, TX	10.00%	$346	$365
CG at Huntcliff, Atlanta, GA	20.00%	1,332	1,382
CG at McKinney, Dallas, TX (1)	25.00%	1,720	1,721
CG at Research Park, Raleigh, NC	20.00%	635	660
Regents Park (Phase II), Atlanta, GA (1)	40.00%	3,388	3,341
Total Multifamily		$7,421	$7,469

Commercial:
600 Building Partnership, Birmingham, AL	33.33%	345	331
Bluerock, Huntsville, AL (2)	10.00%	(6,625)	(6,426)
Colonial Promenade Madison, Huntsville, AL (3)	—%	—	2,062
Colonial Promenade Smyrna, Smyrna, TN	50.00%	1,614	2,259
DRA/CLP JV (4)	15.00%	(25,460)	(25,152)
Highway 150, LLC, Birmingham, AL	10.00%	36	43
Parkside Drive LLC II, Knoxville, TN (5)	—%	39	112
Total Commercial		$(30,051)	$(26,771)

Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%	14	28
Total Other		$14	$28

Net investment in partially-owned entities (6)		$(22,616)	$(19,274)
___________________

(1)	These joint ventures consist of undeveloped land.

(2)
Equity investment includes the Company’s investment of approximately $0.1 million, offset by the excess basis difference on the transaction of approximately $6.7 million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2012 and December 31, 2011.

(3)	In the first quarter 2012, the Company sold its noncontrolling interest in this joint venture (see below).

(4)
As of March 31, 2012, this joint venture included 16 office properties and two retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $3.0 million, offset by the excess basis difference resulting from the June 2007 joint venture transaction of approximately $24.3 million, which is being amortized over the life of the properties. Also included in the balances is the Trust's contingent obligations related to the 2007 joint venture transactions, which was $4.1 million as of March 31, 2012 and December 31, 2011. Because this $4.1 million contingent obligation is a direct liability of the Trust, it is not included in CRLP's Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011. This joint venture is presented under “Liabilities” on the Consolidated Condensed Balance Sheets of the Trust and CRLP as of March 31, 2012 and December 31, 2011.

(5)	In the fourth quarter 2011, the Company sold its noncontrolling interest in this joint venture.

(6)
Includes the Trust's $4.1 million contingent obligation related to the DRA/CLP JV. CRLP's net investment in partially owned entities was $(18.5) million and $(15.1) million as of March 31, 2012 and December 31, 2011, respectively.

In February 2012, the Company sold its 25% noncontrolling joint venture interest in Colonial Promenade Madison, a 111,000 square-foot retail center located in Huntsville, Alabama, to a minority partner for total consideration of $3.0 million. The Company recognized a gain of approximately $1.0 million on this transaction. Proceeds from the sale were used to repay a portion of the outstanding balance on the Company's unsecured credit facility. As a result of this transaction, the Company no longer has an interest in this joint venture.

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the respective dates of the Company’s acquisitions is as follows:

	As of
($ in thousands)	March 31, 2012	December 31, 2011
Balance Sheet
Assets
Land, building & equipment, net	$1,025,481	$1,078,691
Construction in progress	13,841	13,841
Other assets	74,086	78,632
Total assets	$1,113,408	$1,171,164
Liabilities and partners’ equity
Notes payable (1)	$956,211	$957,068
Other liabilities	101,720	106,068
Partners’ equity	55,477	108,028
Total liabilities and partners’ equity	$1,113,408	$1,171,164
___________________

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at March 31, 2012 and December 31, 2011, was $147.7 million and $147.8 million, respectively.

	Three Months Ended
	March 31,
($ in thousands)	2012	2011
Statement of Operations
Revenues	$35,136	$41,119
Operating expenses	(12,865)	(14,641)
Interest expense	(15,362)	(17,338)
Depreciation, amortization and other	(12,100)	(17,483)
Net loss (1)	$(5,191)	$(8,343)
___________________

(1)
In addition to including the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income (loss) from partially-owned investments” of $0.7 million and $(0.3) million for the three months ended March 31, 2012 and 2011, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Note 13 — Financing Activities

Unsecured Revolving Credit Facility

On March 30, 2012, CRLP, with the Trust as guarantor, entered into a $500.0 million unsecured revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the lenders, and certain other financial institutions party thereto as agents and lenders. The Credit Facility replaced CRLP's prior $675.0 million credit facility, which was scheduled to mature on June 21, 2012. The Credit Facility has a maturity date of March 29, 2016, with a one-year extension option, which may be exercised as long as there is no existing default and upon payment of a 0.20% extension fee. The Credit Facility includes an accordion feature that allows the total commitments to be increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a lender under the Credit Facility.

The spread over LIBOR for syndicated borrowings under the credit facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of March 31, 2012, the Credit Facility had a stated interest rate of LIBOR plus 140 basis points and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc., or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

The Credit Facility includes certain events of default including, but not limited to, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, an event of default under any other indebtedness in the aggregate greater than or equal to $25.0 million, an event of default under CRLP's unsecured term loan, and bankruptcy of other insolvency events. The occurrence of an event of default, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of CRLP under the Credit Facility to be immediately due and payable.

Both the Credit Facility and Term Loan Agreement (as defined below) require that CRLP satisfy similar financial and operational covenants, including the following:

	As of
	March 31, 2012	Requirements:
Fixed Charge Ratio	2.2x	>1.5x
Debt to Total Asset Value Ratio	48%	<60.0%
Secured Debt to Total Asset Value Ratio	21%	<40.0%
Unencumbered Leverage Ratio	46%	<62.5%
Permitted Investments Ratio	10%	<30.0%
Tangible Net Worth ($ in billions)	$1.9	$1.0

At March 31, 2012, the Company was in compliance with these covenants.

In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo which was scheduled to mature on June 21, 2012 but was amended and restated subsequent to quarter end in April 2012. The amended and restated cash management line has a maturity date of March 29, 2016.

The Credit Facility and the cash management line had an outstanding balance at March 31, 2012 of $226.5 million, including $210.0 million outstanding on the Credit Facility and $16.5 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the cash management line was 1.64% and 1.29% as of March 31, 2012 and March 31, 2011, respectively.

CRLP intends to use future borrowings under the Credit Facility and the cash management line for general corporate purposes, including, without limitation, the repayment of outstanding indebtedness, the future development of properties, the acquisition of additional properties and other acquisition transactions as suitable opportunities arise, capital expenditures, and redevelopment and/or improvements to certain existing properties.

Senior Unsecured Term Loan

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "Term Loan Agreement") with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of March 31, 2012, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 14 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points. The term loan matures on August 1, 2018 and may be prepaid, in whole or in part, at any time, subject to a prepayment premium of 2% for amounts prepaid on or prior to July 22, 2013 and 1% for amounts prepaid after July 22, 2013 but prior to July 23, 2014. There is no prepayment premium for amounts prepaid after July 22, 2014. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility.

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

Note 14 — Derivatives and Hedging
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
Cash Flow Hedges and Interest Rate Risk
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
On June 3, 2011, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $200.0 million, a fixed interest rate of 2.58%, and a maturity date of August 1, 2018. On July 12, 2011, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 2.47%, and a maturity date of August 1, 2018. In accordance with these agreements, the Company will pay the fixed rate and receive a variable rate based on one-month LIBOR. These interest rate swap agreements became effective on July 22, 2011 upon the execution of the Term Loan Agreement (see Note 13 - "Financing Activities – Senior Unsecured Term Loan").
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings as “Interest expense” as interest payments are made on the Company's variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a “Loss on hedging activities.” The Company reclassified no amounts to "Loss on hedging activities" for the quarters ended March 31, 2012 and 2011.
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company expects to reclassify $5.9 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".
As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$250,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets of the Trust and CRLP as of March 31, 2012 and December 31, 2011, respectively.

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
($ in thousands)	Sheet Location	3/31/2012	12/31/2011	Sheet Location	3/31/2012	12/31/2011

Interest Rate Swap	Other Assets	$—	$—	Other Liabilities	$(15,042)	$(16,619)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the three months ended March 31, 2012 and 2011, respectively.

	Amount of Gain (Loss)			Amount of Gain (Loss)
($ in thousands)	Recognized in OCI on			Reclassified
	Derivative			from OCI into Income
	(Effective Portion)			(Effective Portion)
Location of Gain (Loss)
Derivatives in			Reclassified from
ASC 815 Cash			Accumulated
Flow Hedging	Three Months Ended		OCI into Income	Three Months Ended
Relationships	3/31/2012	3/31/2011	(Effective Portion)	3/31/2012	3/31/2011

Interest Rate Swaps	$165	$—	Interest Expense	$(1,532)	$(120)

Credit-Risk-Related Contingent Features
The Company has an agreement with its derivatives counterparty that contains a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2012, the fair value of the derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $16.8 million. As of March 31, 2012, the Company has not posted any collateral related to this agreement. If the Company had breached any of its provisions at March 31, 2012, it could have been required to settle its obligations under the agreement at its termination value of $16.8 million.

Note 15 — Contingencies, Guarantees and Other Arrangements
Contingencies
As a result of transactions executed in 2007, the Company implemented a strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company's wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, the Company disposed of its interest in one of these joint ventures but continues to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, the Trust assumed certain contingent obligations, of which $4.1 million remains outstanding as of March 31, 2012. The liabilities are the direct obligation of the Trust and thus are not reflected in the Consolidated Condensed Balance Sheets of CRLP.
As of March 31, 2012, the Company is self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
Guarantees and Other Arrangements
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2012, the total amount of debt of the joint venture, which matures on January 11, 2013, was approximately $15.3 million. At March 31, 2012, no liability was recorded for the guarantee. The fair value of this guarantee could change in the near term if the markets in which this property is located deteriorate or if there are other negative indicators.
In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company previously guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for the Colonial Promenade Tannehill development. As of December 31, 2011, the Company had satisfied the minimum debt service coverage ratio necessary to cancel the guarantee and on February 24, 2012, the Company received confirmation of the cancellation from the bondholders.

Note 16 — Legal Proceedings
Colonial Grand at Traditions Litigation
As previously disclosed, during April 2007, the Company and its joint venture partner each guaranteed up to $3.5 million, for an aggregate of up to $7.0 million, of the construction loan obtained by TA-Colonial Traditions LLC, the Colonial Grand at Traditions joint venture (the “Joint Venture”), in which the Company has a 35% interest. The construction loan, which had a balance of $35.5 million as of June 17, 2011 (including accrued interest), matured by its terms on April 15, 2010. In October 2010, Regions Bank, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantee from each of the guarantors, including the Company, together with outstanding interest on the loan. During 2011, the Company purchased the outstanding note and related loan documents from the lender for $21.1 million and subsequently acquired the Joint Venture's property through foreclosure. The claims orginally asserted by Regions against the Company on the guarantee were dismissed in 2011.
Separately, in December 2010, SM Traditions Associates, LLC, which owns a 65% interest in the Joint Venture, and the Joint Venture (together, the "JV Parties") filed cross-claims in the Circuit Court of Baldwin County, Alabama against the Company and certain of its subsidiaries (collectively, the “Colonial Parties”), in connection with the development and management of the Colonial Grand at Traditions by the Colonial Parties. The JV Parties assert several claims relating to the Company's oversight and involvement in the development and construction of the property, including breach of management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duty. The JV Parties also assert that the Colonial Parties conspired with Regions Bank in connection with the activities alleged. The JV Parties have made a demand for an accounting of the costs of development and construction and claim damages of at least $13.0 million. While the Company has included in its accrual for loss contingencies an estimate of probable loss, the Company currently estimates that the reasonably possible loss with respect to this matter ranges from $0 million to$13.0 million.
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
James Island Litigation
As previously disclosed, the Trust and CRLP are parties to lawsuits arising out of alleged construction deficiencies with respect to condominium units at the Company's Mira Vista at James Island property in Charleston, South Carolina, a condominium conversion property in which all 230 units were sold during 2006. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County, in March 2010, against various parties involved in the development and construction of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.
UCO Litigation

The Company is involved in a contract dispute with a general contractor in connection with construction cost overruns with respect to certain of our for-sale projects, which were being developed in a joint venture in which the Company owns a 50% interest. The contractor is affiliated with the Company's joint venture partner.

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

Following the judgment, and after considering various factors, including existing law and precedent, the opinions and views of legal counsel and other advisers, the Company's experience with other litigation matters, the facts available to the Company at the time of assessment, and the actions the Company has taken and is taking in response to the proceeding, the Company determined that a loss associated with this litigation was probable and the amount was reasonably estimable and, accordingly, recorded a $3.3 million charge in the fourth quarter 2011 to its loss contingency accrual. However, no assurance can be given that additional charges will not need to be taken in future periods.

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
Loss Contingencies
The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.
The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that the Company considers in this assessment, including with respect to the matters disclosed in this Note 16, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, the Company's experience in similar matters, the facts available to the Company at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding or claim. The Company's assessment of these factors may change over time as individual proceedings or claims progress. For matters where the Company is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where the Company believes a reasonable estimate of loss, or range of loss, can be made. In such instances, the Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.
As of March 31, 2012 and December 31, 2011, the Company's accrual for loss contingencies was $8.7 million and $8.8 million in the aggregate, respectively.

Note 17 — Subsequent Events
Derivatives
On April 11, 2012, the Company entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with debt the Company expects to incur in the future. This interest rate swap agreement has a notional amount of $100.0 million, a fixed interest rate of 1.13%, and a maturity date of May 11, 2017. In accordance with the agreement, the Company will pay the fixed rate and receive a variable rate based on one-month LIBOR.
On April 27, 2012, the Company entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with debt the Company expects to incur in the future. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 1.06%, and a maturity date of May 11, 2017. In accordance with the agreement, the Company will pay the fixed rate and receive a variable rate based on one-month LIBOR.
Distributions

On April 25, 2012, a cash distribution was declared to shareholders of the Trust in the amount of $0.18 per common share and to partners of CRLP in the amount of $0.18 per common unit, totaling approximately $17.1 million. The distributions were declared to shareholders and partners of record as of May 7, 2012 and will be paid on May 14, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.5% limited partner interest as of March 31, 2012. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
The following discussion and analysis of the consolidated condensed financial condition and consolidated condensed results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates’, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s and CRLP’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Such factors include, among others, the following:

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

•	exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;

•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and developments;

•	ability to obtain financing at favorable rates, if at all, and refinance existing debt as it matures;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	uncertainties associated with our ability to sell our existing inventory of condominium and for-sale residential assets, including timing, volume and terms of sales;

•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;

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

•
other risks identified in the 2011 Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets, primarily through joint venture investments, and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 153 properties as of March 31, 2012, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of March 31, 2012, we owned or maintained a partial ownership in:

	Consolidated Properties		Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	111	(2)	33,795	3	1,016	114	34,811
Commercial properties	9		2,415,000	30	7,266,000	39	9,681,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.
In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of March 31, 2012, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 96.1% and 92.8% leased, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of March 31, 2012, held approximately 92.5% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
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

Business Strategy and Outlook

As previously disclosed, in 2012, our primary business directives are to grow the Company, improve our portfolio and continue efforts to maintain a strong balance sheet and improved margins to help re-establish an investment grade rating. We will look to grow the Company by improving operations in our multifamily portfolio and by developing multifamily apartment communities on land that we already own or on new sites in our Sunbelt markets. In addition, we may selectively acquire newer multifamily apartment communities that are attractively priced in our Sunbelt markets. We will look to improve our portfolio by recycling older multifamily apartment communities, as well as several commercial assets, in exchange for younger multifamily assets in top-quartile Sunbelt markets. Our long-term target is to increase the percentage of net operating income from our multifamily portfolio to greater than 90% of our total net operating income.

Executive Summary of Results of Operations

The following discussion of results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP and related notes thereto included in Item 1 of this Form 10-Q.

For the three months ended March 31, 2012, the Trust reported net loss available to common shareholders of $6.0 million, compared with a net loss available to common shareholders of $11.6 million for the comparable prior year period. For the three months ended March 31, 2012, CRLP reported net loss available to common unitholders of $6.5 million, compared with a net loss available to common unitholders of $12.7 million for the comparable prior year period.

The principal factors that influenced our results for the three months ended March 31, 2012 include:

•
a 6.0% increase in multifamily same-property revenue, from $74.4 million for the three months ended March 31, 2011 to $78.8 million for the three months ended March 31, 2012, primarily as a result of an improvement in both new and renewal lease rates and a consistently high occupancy level. In addition, multifamily same-property expenses increased 2.5%, from $30.5 million for the three months ended March 31, 2011 to $31.2 million for the three months ended March 31, 2012. Overall, these changes resulted in an 8.3% increase in multifamily same-property net operating income when compared with the first quarter of 2011 (see Note 11 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”); and

•
the inclusion of the results of operations from Colonial Grand at Brier Falls, a 350-unit multifamily apartment community located in Raleigh, North Carolina, which the Company acquired for $45.0 million on January 10, 2012.

Results of Operations
Comparison of the Three Months Ended March 31, 2012 and 2011
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $100.3 million for the three months ended March 31, 2012, compared to $88.1 million for the same period in 2011. The components of property-related revenues for the three months ended March 31, 2012 and 2011 are:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2011 to 2012
Minimum rent	$83,614	83%	$73,526	83%	14%
Tenant recoveries	3,004	3%	2,698	3%	11%
Other property-related revenue	13,644	14%	11,885	14%	15%
Total property-related revenues	$100,262	100%	$88,109	100%	14%
The increase in total property-related revenues of $12.2 million for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily attributable to increases in minimum rent resulting from properties acquired since March 31, 2011 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	March 31,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	$78,843	$74,411	$4,432
Acquisitions	6,716	719	5,997
Developments	361	—	361
Other (2)	14,342	12,979	1,363
	$100,262	$88,109	$12,153
 _____________________________
Footnotes on following page

(1)	Consists of the 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
Property-related revenues for our multifamily same-property communities increased $4.4 million, or 6.0%, for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to improvements in new and renewal lease rental rates while maintaining consistently high occupancy levels. During the year, rents increased an average of 0.2% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 6.4% over the expiring lease for the same unit.  As a result, average monthly rent per unit for our multifamily same-property communities increased to $767 per unit for the three months ended March 31, 2012 compared to $728 per unit for the same period in 2011. Average occupancy for our multifamily same-property communities was 95.1% for the three months ended March 31, 2012 compared to 94.7% for the three months ended March 31, 2011.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $1.3 million for the three months ended March 31, 2012, compared to $1.8 million for the same period in 2011. The $0.5 million decrease is attributable to the loss, since March 31, 2011, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses
Total property-related expenses were $38.9 million for the three months ended March 31, 2012, compared to $35.2 million for the same period in 2011. The components of property-related expenses for the three months ended March 31, 2012 and 2011 are:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2011 to 2012
Property operating expenses	$27,332	70%	$24,623	70%	11%
Taxes, licenses and insurance	11,595	30%	10,619	30%	9%
Total property-related expenses	$38,927	100%	$35,242	100%	10%
The increase in total property-related expenses of $3.7 million for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily attributable to properties acquired since March 31, 2011. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	March 31,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	$31,281	$30,506	775
Acquisitions	2,666	297	2,369
Developments	258	—	258
Other (2)	4,722	4,439	283
	$38,927	$35,242	$3,685
 _____________________________

(1)	Consists of the 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes all commercial properties and all multifamily communities other than same-property communities.
General and administrative expenses
General and administrative expenses were $5.8 million for the three months ended March 31, 2012, compared to $5.2 million for the same period in 2011. The $0.6 million increase in expenses is primarily attributable to higher incentive compensation expense in 2012.
Depreciation

Depreciation expense was $32.2 million for the three months ended March 31, 2012, compared to $30.3 million for the same period in 2011. The increase in depreciation expense of $1.9 million was attributable to properties acquired since

March 31, 2011, as follows:

	Three Months Ended		Change
	March 31,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	$23,942	$24,582	(640)
Acquisitions	2,859	272	2,587
Developments	127	—	127
Other (2)	5,249	5,432	(183)
	$32,177	$30,286	1,891
_____________________________

(1)	Consists of the 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities.
Impairment and other losses
Impairment and other losses was $0.5 million for the three months ended March 31, 2012, compared to $2.1 million for the same period in 2011. During the three months ended March 31, 2012, the Company recorded a $0.5 million charge as a result of warranty claims on units previously sold at one of the Company's for-sale residential projects. During the three months ended March 31, 2011, the Company recorded a $1.5 million charge for a loss contingency related to certain litigation, $0.4 million in casualty losses and $0.2 million in non-cash impairment charges.
Interest expense
Interest expense was $23.1 million for the three months ended March 31, 2012, compared to $20.9 million for the same period in 2011. The $2.2 million increase in expense is primarily the result of the interest rate on the $250.0 million senior unsecured term loan that was entered into in July 2011 being higher than the interest rate on our prior unsecured credit facility.

Income (loss) from partially-owned investments

Income (loss) from partially-owned investments was income of $0.7 million    for the three months ended March 31, 2012, compared to a loss of $0.3 million for the same period in 2011. The income recognized in 2012 is primarily attributable to the gain recognized on the sale of our 25% ownership interest in Colonial Promenade Madison, a commercial asset located in Huntsville, Alabama.

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
With $80.0 million of debt maturities remaining in 2012, we believe that cash generated from operations, dispositions of assets and borrowings under our new credit facility will be sufficient to allow us to execute our 2012 business directives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.

Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:
Operating activities - Net cash provided by operating activities increased to $33.3 million for the three months ended March 31, 2012 from $33.1 million for the comparable prior year period. The change was primarily driven by an increase in operating performance at our same-property multifamily communities, which was partially offset by changes attributable to the timing of payments relating to prepaid expenses, accrued expenses and accounts payable. For 2012, we expect cash flows from operating activities to be higher than in 2011 due to acquisitions and developments placed into service in 2011.
Investing activities - Net cash used in investing activities was $50.9 million for the three months ended March 31, 2012, compared to $100.3 million for the comparable prior year period. The change is primarily the result of decreased acquisition activity in the three months ended March 31, 2012, net of restricted cash used from a Section 1031 exchange, when compared to the same period in the prior year, partially offset by cash received from the sale of our 25% interest in a commercial joint venture in January 2012 and an increase in development expenditures for the three months ended March 31, 2012 when compared to the same period in the prior year. As we continue to explore growth through potential acquisitions and developments, we expect our cash flow used in investing activities to increase in 2012, compared to 2011.
Financing activities - Net cash provided by financing activities was $16.6 million for the three months ended March 31, 2012, compared to net cash provided by financing activities of $69.3 million for the comparable prior year period. The change was primarily driven by $79.9 million of net cash proceeds from common shares issued pursuant to an "at-the-market" equity offering program during the three months ended March 31, 2011, compared to no cash proceeds from equity issuances during the three months ended March 31, 2012, which was partially offset by an increase in borrowings on our unsecured credit facility.
The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. We continue to see strong multifamily fundamentals, such as high occupancy rates, positive new and renewal lease rates over the expiring leases, a declining homeownership rate and lower turnover rates, which all are positive developments for the multifamily industry.
The Trust made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31,1993. If the Trust maintains its qualification for taxation as a REIT, it generally will not be subject to federal income tax on its distributed net income if it distributes at least 90% of its "REIT taxable income" subject to certain adjustments and excluding net capital gain, to the Trust's shareholders. Even if the Trust qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.
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
On May 6, 2011, the Trust and CRLP filed a joint universal shelf registration statement with the SEC allowing the Trust to offer, from time to time, an unspecified amount of equity securities of the Trust (including common and preferred shares) and allowing CRLP to offer, from time to time, an unspecified amount of debt securities, each on an as-needed basis subject to the ability of the Trust and CRLP to effect offerings on satisfactory terms based on prevailing conditions. During the three months ended March 31, 2011, the Trust sold 4,271,425 common shares under its December 2010 continuous "at-the-market" equity offering program at a weighted average issuance price of $19.13 per share for net proceeds of approximately $79.9 million, net of underwriting discounts and administrative expenses. Pursuant to CRLP's Fourth Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing programs or other equity offerings, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold and the Trust contributes the net proceeds of such offerings to CRLP. The net proceeds resulting from this program were used to pay down a portion of the outstanding borrowings under the CRLP's unsecured credit facility, to partially fund the acquisition of three multifamily properties and to fund other general corporate purposes. The Trust's latest continuous “at-the-market” equity offering program was fully exhausted in July 2011.
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
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the three months ended March 31, 2012, we sold assets (or our interests in assets) for aggregate proceeds of approximately $4.1 million ($1.1 million from the sale of consolidated assets and $3.0 million from the sale of our 25% interest in an unconsolidated asset). The proceeds were used to repay a portion of outstanding borrowings under our credit facility.
At March 31, 2012, our total outstanding debt balance was $1.80 billion. The outstanding balance includes fixed-rate debt of $1.56 billion, or 86.7% of the total debt balance, and variable-rate debt of $239.2 million, or 13.3% of the total debt balance. As further discussed below, at March 31, 2012, we had an unsecured revolving credit facility providing for total borrowings of up to $500.0 million and a cash management line providing for borrowings up to $35.0 million. The cash management line was amended and restated in April 2012, as discussed below.
Unsecured Revolving Credit Facility

On March 30, 2012, CRLP, with the Trust as guarantor, entered into a $500.0 million unsecured revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the lenders, and certain other financial institutions party thereto as agents and lenders. The Credit Facility replaced CRLP's prior $675.0 million credit facility, which was scheduled to mature on June 21, 2012. The Credit Facility has a maturity date of March 29, 2016, with a one-year extension option, which may be exercised as long as there is no existing default and upon payment of a 0.20% extension fee. The Credit Facility includes an accordion feature that allows the total commitments to be increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a lender under the Credit Facility.

The spread over LIBOR for syndicated borrowings under the credit facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of March 31, 2012, the Credit Facility had a stated interest rate of LIBOR plus 140 basis points and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc., or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wells Fargo which was scheduled to mature on June 21, 2012 but was amended and restated subsequent to quarter end in April 2012. The amended and restated cash management line has a maturity date of March 29, 2016.

The Credit Facility and the cash management line had an outstanding balance at March 31, 2012 of $226.5 million, including $210.0 million outstanding on the Credit Facility and $16.5 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the cash management line was 1.64% and 1.29% as of March 31, 2012 and March 31, 2011, respectively.

We intend to use future borrowings under the Credit Facility and the cash management line for general corporate purposes, including, without limitation, the repayment of outstanding indebtedness, the future development of properties, the acquisition of additional properties and other acquisition transactions as suitable opportunities arise, capital expenditures, and redevelopment and/or improvements to certain existing properties.
The Credit Facility contains various ratios and covenants that are more fully described in Note 13 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, included in this Form 10-Q. As of March 31, 2012, we were in compliance with these covenants. We expect to be able to continue to comply with these ratios and covenants, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants.
Senior Unsecured Term Loan
On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "Term Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of March 31, 2012, the outstanding balance under the term loan was $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The interest rate of the term loan through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points pursuant to two interest rate swaps. The term loan matures on August 1, 2018. The Term Loan Agreement contains various covenants and events of default that are more fully described in Note 13 - Financing Activities in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our unsecured credit facility.
Distributions
On April 25, 2012, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.18 per common share and per unit, totaling approximately $17.1 million. The distribution was declared to shareholders and partners of record as of May 7, 2012 and will be paid on May 14, 2012. The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's "REIT taxable income" subject to certain adjustments and excluding net capital gains, to be distributed to the Trust's shareholders.
Commitments and Contingencies
As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures but continue to retain an interest in the other joint venture. In connection with the 2007 joint venture transactions, the Trust assumed certain contingent obligations for a total of $15.7 million, of which $4.1 million remains outstanding as of March 31, 2012. The liabilities are the direct obligation of the Trust and thus are not reflected in the balance sheets of CRLP.
As of March 31, 2012, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
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
Guarantees and Other Arrangements
In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2012, the total amount of debt of the joint venture was approximately $15.3 million and the debt matures in January 2013. At March 31, 2012, no liability was recorded for the guarantee. The fair value of this guarantee could change in the near term if the markets in which this property is located deteriorate or if there are other negative indicators.
In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We previously guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for our Colonial Promenade Tannehill development. As of December 31, 2011, we had satisfied the minimum debt service coverage ratio necessary to cancel the guarantee and on February 24, 2012, we received confirmation of the cancellation from the bondholders.
Off-Balance Sheet Arrangements
At March 31, 2012, our pro-rata share of mortgage debt of unconsolidated joint ventures was $147.7 million. The aggregate maturities of this mortgage debt are as follows:

($ in millions)
2012	$12.7
2013	5.8
2014	116.3
2015	0.2
2016	—
Thereafter	12.7
$147.7
Of this debt, the $12.7 million maturing in 2012 represents our pro-rata portion of the amount outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which we acquired from the lender in May 2010 (see Note 2 - "Summary of Significant Accounting Policies - Notes Receivable" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q). We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
There can be no assurance that our joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to our joint venture interests discussed in “Item 1A: Risk Factors” included in the 2011 Form 10-K may have a material adverse impact on the value of our joint venture interests, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Critical Accounting Policies and Estimates
Please refer to the 2011 Form 10-K for discussions of the Trust’s and CRLP’s critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the three months ended March 31, 2012, there were no material changes to these policies.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings as “Interest expense” as interest payments are made on our variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a “Loss on hedging activities.” We did not reclassify amounts to "Loss on hedging activities" for the three months ended March 31, 2012 and 2011.
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $1.5 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively. Over the next twelve months, the Company expects to reclassify $5.9 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest Rate Swaps	2	$250,000
Subsequent to quarter end, on April 11, 2012, we entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with debt we expect to incur in the future. This interest rate swap agreement has a notional amount of $100.0 million, a fixed interest rate of 1.13%, and a maturity date of May 11, 2017. In accordance with the agreement, we will pay the fixed rate and receive a variable rate based on one-month LIBOR. Also, on April 27, 2012, we entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with debt we expect to incur in the future. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 1.06%, and a maturity date of May 11, 2017. In accordance with the agreement, we will pay the fixed rate and receive a variable rate based on one-month LIBOR.

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

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2012, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 86.7%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
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

	Three Months Ended
	March 31,
($ in thousands, except per share and unit data)	2012	2011
Net loss available to common shareholders	$(5,974)	$(11,611)
Noncontrolling interest in CRLP	(488)	(1,054)
Total	$(6,462)	$(12,665)
Adjustments (consolidated):
Real estate depreciation	31,961	31,751
Real estate amortization	2,118	2,046
(Gain)/loss on sale of property, net of income tax and noncontrolling interest	229	79
Gain/(loss) on sale of undepreciated property, net of income tax and
noncontrolling interest	(261)	(79)
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	1,117	1,651
Real estate amortization	367	654
(Gain)/loss on sale of property	(803)	21
Funds from operations	$28,266	$23,458
Income allocated to participating securities	(219)	(200)
Funds from operations available to common shareholders and unitholders	$28,047	$23,258
FFO per share:
Basic	$0.30	$0.27
Diluted	$0.30	$0.27

Weighted average common shares outstanding — basic	87,012	79,512
Weighted average partnership units outstanding — basic (1)	7,169	7,284
Weighted average shares and units outstanding — basic	94,181	86,796
Effect of diluted securities	—	—
Weighted average shares and units outstanding — diluted	94,181	86,796
________________________

(1)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2012, we had approximately $239.2 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.8 billion of outstanding total debt and our $3.3 billion of total assets at March 31, 2012.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $2.4 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.4 million. This assumes that the amount outstanding under our variable rate debt remains approximately $239.2 million, which was the outstanding principal balance at March 31, 2012.
At March 31, 2012, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures
Controls and Procedures with respect to the Trust

(a)	Disclosure controls and procedures.
The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, of the effectiveness as of March 31, 2012 of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and the Trust’s chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Controls and Procedures with respect to CRLP

(a)	Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of March 31, 2012 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings included in this Quarterly Report on Form 10-Q is contained in Note 16 - "Legal Proceedings” to the Consolidated Condensed Financial Statements of the Trust and CRLP and is incorporated herein by reference.

Item 1A. Risk Factors
You should carefully consider the risk factors contained in the 2011 Form 10-K and the descriptions included in our consolidated condensed financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in the 2011 Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of repurchases by the Trust of common shares of the Trust for the three months ended March 31, 2012 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans
January 1 – January 31, 2012	46,373	$21.29	—	—
February 1 – February 29, 2012	223	20.92	—	—
March 1 – March 31, 2012	2,649	20.81	—	—
Total	49,245	$21.27	—	—
___________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan, as amended. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended March 31, 2012, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

During the period from January 1, 2012 through March 31, 2012, the Trust issued the following common shares in exchange for common units of CRLP:

Units Exchanged /
Date	Shares Issued
February 15, 2012	1,000

The units were tendered for redemption by a limited partner of CRLP in accordance with the terms of the Fourth Amended and Restated Agreement of Limited Partnership (the "CRLP Partnership Agreement"). All of the 1,000 common shares were issued to limited partners of CRLP in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, based on an exchange ratio of one common share for each common unit of CRLP.
The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plan, as amended, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). CRLP issued to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended March 31, 2012, CRLP issued 479,099 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $1.0 million.

Item 6.	Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

May 8, 2012	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

May 8, 2012	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

By: Colonial Properties Trust
Its General Partner

May 8, 2012	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

May 8, 2012	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

3.1	Bylaws of the Trust, as amended	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 31, 2012

10.1	Summary of the 2012 Annual Incentive Plan of the Trust	Filed herewith

10.2	Fourth Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on January 31, 2012

10.3	Credit Agreement, dated March 30, 2012, by and among CRLP and Wells Fargo Bank, National Association, as administrative agent and lender, and the other agents and lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2012

10.4	Guaranty, by the Trust in favor of the agent and the lenders party to the Credit Agreement, dated as of March 30, 2012	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2012

12.1	Computation of Ratio of Earnings to Fixed Charges for the Trust	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

101
XBRL (Extensible Business Reporting Language). The following materials from the Trust's and CRLP's Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited); (ii) Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011 (unaudited); (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); (iv) Consolidated Statements Shareholders' Equity (Trust) and Partners' Equity (CRLP) for the three months ended March 31, 2012 and 2011 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.
Filed herewith