Form 10-Q
period 2012-06-30
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2012-08-08
CIK 909111, 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
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
As of August 6, 2012, Colonial Properties Trust had 88,027,609 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2012 of Colonial Properties Trust and Colonial Realty Limited Partnership. References to “the Trust” or “Colonial” mean to Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), and its consolidated subsidiaries, and references to “CRLP” mean Colonial Realty Limited Partnership, a Delaware limited partnership, and its consolidated subsidiaries. The term “the Company” refers to the Trust and CRLP, collectively.
The Trust is the sole general partner of, and, as of June 30, 2012, owned a 92.5% limited partner interest in, CRLP. The remaining limited partner interests are held by persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties and who received units in exchange for such properties. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
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

•
certain accompanying notes to the financial statements, including Note 5 - Net Income (Loss) Per Share of the Trust and Note 6 - Net Income (Loss) Per Unit of CRLP; Note 7 - Equity of the Trust and Note 8 - Capital Structure of CRLP; and Note 9 - Redeemable Noncontrolling Interests of the Trust and Note 10 - Redeemable Partnership Units of CRLP;

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

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)	(audited)
	June 30, 2012	December 31, 2011
ASSETS
Land, buildings & equipment	$3,386,946	$3,445,455
Undeveloped land and construction in progress	340,530	306,826
Less: Accumulated depreciation	(773,631)	(731,894)
Real estate assets held for sale, net	148,412	10,543
Net real estate assets	3,102,257	3,030,930
Cash and cash equivalents	7,009	6,452
Restricted cash	23,416	43,489
Accounts receivable, net	25,432	26,762
Notes receivable	42,761	43,787
Prepaid expenses	17,412	19,912
Deferred debt and lease costs	25,778	22,408
Investment in partially-owned entities	9,293	12,303
Other assets	49,305	52,562
Total assets	$3,302,663	$3,258,605
LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,724,789	$1,575,727
Unsecured credit facility	117,243	184,000
Total debt	1,842,032	1,759,727
Accounts payable	33,193	50,266
Accrued interest	12,030	11,923
Accrued expenses	33,730	15,731
Investment in partially-owned entities	6,795	31,577
Other liabilities	33,185	25,208
Total liabilities	1,960,965	1,894,432
Redeemable noncontrolling interest:
Common units	167,310	159,582
Equity:
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 93,649,262 and 93,096,722 shares issued at June 30, 2012 and December 31, 2011, respectively	936	931
Additional paid-in capital	1,962,373	1,964,881
Cumulative earnings	1,278,359	1,267,958
Cumulative distributions	(1,894,461)	(1,862,838)
Noncontrolling interest	707	728
Treasury shares, at cost; 5,623,150 shares at June 30, 2012 and December 31, 2011	(150,163)	(150,163)
Accumulated other comprehensive loss	(23,363)	(16,906)
Total shareholders' equity	1,174,388	1,204,591
Total liabilities, noncontrolling interest and shareholders' equity	$3,302,663	$3,258,605

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Minimum rent	$81,582	$73,093	$161,628	$143,168
Tenant recoveries	2,120	1,928	4,437	3,935
Other property related revenue	14,430	12,711	28,070	24,580
Other non-property related revenue	1,471	2,173	2,815	3,984
Total revenues	99,603	89,905	196,950	175,667
Operating expenses:
Property operating expense	27,335	25,131	53,894	48,990
Taxes, licenses and insurance	11,115	10,045	22,339	20,291
Property management expense	3,001	2,181	5,847	4,603
General and administrative expense	5,446	5,188	11,213	10,390
Management fees and other expenses	1,769	1,884	3,814	3,653
Investment and development expense	205	393	592	979
Depreciation	30,472	29,130	60,818	57,874
Amortization	1,324	1,773	3,142	3,584
Impairment and other losses	395	148	895	2,244
Total operating expenses	81,062	75,873	162,554	152,608
Income from operations	18,541	14,032	34,396	23,059
Other income (expense):
Interest expense	(23,277)	(20,394)	(46,330)	(41,272)
Debt cost amortization	(1,402)	(1,146)	(2,835)	(2,298)
Interest income	556	336	1,550	668
Income (loss) from partially-owned unconsolidated entities	21,349	(134)	22,022	(474)
(Loss) gain on sales of property	(9)	23	(235)	(56)
Income taxes and other	(277)	(271)	(465)	(519)
Total other income (expense)	(3,060)	(21,586)	(26,293)	(43,951)
Income (loss) from continuing operations	15,481	(7,554)	8,103	(20,892)
Income from discontinued operations	2,250	1,510	3,177	3,092
Loss on disposal of discontinued operations	(12)	—	(14)	—
Net income from discontinued operations	2,238	1,510	3,163	3,092
Net income (loss)	17,719	(6,044)	11,266	(17,800)
Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	(1,166)	673	(609)	1,847
Noncontrolling interest in CRLP — preferred unitholders	—	(906)	—	(1,813)
Noncontrolling interest of limited partners	(8)	(41)	(17)	(43)
Discontinued Operations
Noncontrolling interest in CRLP	(168)	(119)	(239)	(251)
Income attributable to noncontrolling interest	(1,342)	(393)	(865)	(260)
Net income (loss) available to common shareholders	$16,377	$(6,437)	$10,401	$(18,060)
Net income (loss) per common share — basic:
Continuing operations	$0.16	$(0.09)	$0.08	$(0.26)
Discontinued operations	0.03	0.01	0.04	0.04
Net income (loss) per common share — basic	$0.19	$(0.08)	$0.12	$(0.22)
Net income (loss) per common share — diluted:
Continuing operations	$0.16	$(0.09)	$0.08	$(0.26)
Discontinued operations	0.03	0.01	0.04	0.04
Net income (loss) per common share — diluted	$0.19	$(0.08)	$0.12	$(0.22)
Weighted average common shares outstanding:
Basic	87,201	83,588	87,106	81,562
Diluted	87,490	83,588	87,382	81,562
Net income (loss)	$17,719	$(6,044)	$11,266	$(17,800)
Other comprehensive income (loss):
Changes in fair value of qualifying hedges	(10,750)	537	(10,585)	537
Adjust for amounts included in net income (loss)	1,800	120	3,332	240
Comprehensive income (loss)	$8,769	$(5,387)	$4,013	$(17,023)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$11,266	$(17,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,272	68,614
(Income) loss from partially-owned unconsolidated entities	(22,022)	474
Loss on sale of property	249	56
Impairment and other losses	1,166	2,244
Distributions of income from partially-owned unconsolidated entities	471	2,072
Share-based compensation expense	4,120	2,998
Other, net	511	1,529
Change in:
Restricted cash	221	(368)
Accounts receivable	876	(93)
Prepaid expenses	2,500	(3,259)
Other assets	2,550	1,244
Accounts payable	(12,001)	(4,385)
Accrued interest	107	(894)
Accrued expenses and other	13,175	17,786
Net cash provided by operating activities	70,461	70,218
Cash flows from investing activities:
Acquisition of properties	(78,215)	(96,837)
Development expenditures	(45,444)	(12,941)
Capital expenditures, tenant improvements and leasing commissions	(13,106)	(9,942)
Proceeds from sale of property, net of selling costs	1,862	4,157
Restricted cash	19,852	—
Issuance of notes receivable	—	(17,941)
Repayments of notes receivable	1,666	963
Distributions from partially-owned unconsolidated entities	3,029	—
Capital contributions to partially-owned unconsolidated entities	(54)	(186)
Net cash used in investing activities	(110,410)	(132,727)
Cash flows from financing activities:
Proceeds from additional borrowings	150,000	—
Proceeds from dividend reinvestment plan and exercise of stock options	3,575	1,667
Proceeds from common share issuance, net of expenses	—	156,250
Principal reductions of debt	(1,139)	(57,775)
Payment of debt issuance costs	(5,264)	—
Proceeds from borrowings on revolving credit lines	305,000	978,000
Payments on revolving credit lines and overdrafts	(377,463)	(981,205)
Dividends paid to common shareholders	(31,623)	(26,176)
Distributions to noncontrolling partners in CRLP	(2,580)	(2,181)
Net cash provided by financing activities	40,506	68,580
Increase in cash and cash equivalents	557	6,071
Cash and cash equivalents, beginning of period	6,452	4,954
Cash and cash equivalents, end of period	$7,009	$11,025

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$46,758	$43,015
Cash received during the period for income taxes	$—	$(729)

Supplemental disclosure of non-cash transactions:
Change in accrual of construction expenses and capital expenditures	$(633)	$(283)
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$—	$17,615

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share data)

Six months ended June 30, 2012 and 2011	Common Shares	Additional Paid-In Capital	Cumulative Earnings	Cumulative Distributions	Noncontrolling Interest	Preferred Units	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Common Units
Balance, December 31, 2010	$840	$1,808,298	$1,260,944	$(1,808,700)	$769	$50,000	$(150,163)	$(2,231)	$1,159,757	$145,539
Net income (loss)			(16,236)		43				(16,193)	$(1,607)
Reclassification adjustment for amounts included in net income (loss)								777	777
Distributions on common shares ($0.30 per share)				(24,363)					(24,363)	(2,181)
Distributions on preferred units of CRLP				(1,813)					(1,813)
Issuance of restricted common shares of beneficial interest	3	285							288
Amortization of stock based compensation		2,998							2,998
Cancellation of vested restricted shares to pay taxes	(1)	(1,619)							(1,620)
Issuance of common shares from options exercised	—	636							636
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan	2	2,646							2,648
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership	—	751							751	(751)
Equity Offering Programs, net of cost	81	156,169							156,250
Change in interest of limited partners					(45)				(45)
Change in redemption value of common units		(18,208)							(18,208)	18,208
Balance, June 30, 2011	$925	$1,951,956	$1,244,708	$(1,834,876)	$767	$50,000	$(150,163)	$(1,454)	$1,261,863	$159,208

Balance, December 31, 2011	$931	$1,964,881	$1,267,958	$(1,862,838)	$728	$—	$(150,163)	$(16,906)	$1,204,591	$159,582
Net income (loss)			10,401		17				10,418	$848
Reclassification adjustment for amounts included in net income (loss)								3,332	3,332
Changes in fair value of qualifying hedges								(9,789)	(9,789)	(796)
Distributions on common shares ($0.36 per share)				(31,623)					(31,623)	(2,580)
Issuance of restricted common shares of beneficial interest	4	57							61
Amortization of stock based compensation		4,120							4,120
Cancellation of vested restricted shares to pay taxes	(1)	(1,179)							(1,180)
Issuance of common shares from options exercised	—	771							771
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan	2	3,979							3,981
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership	—	336							336	(336)
Change in interest of limited partners					(38)				(38)
Change in redemption value of common units		(10,592)							(10,592)	10,592
Balance, June 30, 2012	$936	$1,962,373	$1,278,359	$(1,894,461)	$707	$—	$(150,163)	$(23,363)	$1,174,388	$167,310

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(unaudited)	(audited)
	June 30, 2012	December 31, 2011
ASSETS
Land, buildings & equipment	$3,386,943	$3,445,441
Undeveloped land and construction in progress	340,530	306,826
Less: Accumulated depreciation	(773,629)	(731,880)
Real estate assets held for sale, net	148,412	10,543
Net real estate assets	3,102,256	3,030,930
Cash and cash equivalents	7,009	6,452
Restricted cash	23,416	43,489
Accounts receivable, net	25,432	26,762
Notes receivable	42,761	43,787
Prepaid expenses	17,412	19,912
Deferred debt and lease costs	25,778	22,408
Investment in partially-owned entities	9,293	12,303
Other assets	49,205	52,385
Total assets	$3,302,562	$3,258,428
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,724,789	$1,575,727
Unsecured credit facility	117,243	184,000
Total debt	1,842,032	1,759,727
Accounts payable	33,092	50,090
Accrued interest	12,030	11,923
Accrued expenses	33,730	15,731
Investment in partially-owned entities	6,795	27,432
Other liabilities	33,185	25,174
Total liabilities	1,960,864	1,890,077
Redeemable units, at redemption value - 7,153,752 and 7,169,388 units outstanding at June 30, 2012 and December 31, 2011, respectively	167,310	159,582
General partner —
Common equity - 88,026,112 and 87,473,572 units outstanding at June 30, 2012 and December 31, 2011, respectively	1,197,044	1,224,947
Limited partners’ noncontrolling interest in consolidated partnership	707	728
Accumulated other comprehensive loss	(23,363)	(16,906)
Total equity	1,174,388	1,208,769
Total liabilities and equity	$3,302,562	$3,258,428

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Minimum rent	$81,582	$73,093	$161,628	$143,168
Tenant recoveries	2,120	1,928	4,437	3,935
Other property related revenue	14,430	12,711	28,070	24,580
Other non-property related revenue	1,471	2,173	2,815	3,984
Total revenues	99,603	89,905	196,950	175,667
Operating expenses:
Property operating expense	27,335	25,131	53,894	48,990
Taxes, licenses and insurance	11,115	10,045	22,339	20,291
Property management expense	3,001	2,181	5,847	4,603
General and administrative expense	5,446	5,188	11,213	10,390
Management fees and other expenses	1,769	1,884	3,814	3,653
Investment and development expense	205	393	592	979
Depreciation	30,472	29,130	60,818	57,874
Amortization	1,324	1,773	3,142	3,584
Impairment and other losses	395	148	895	2,244
Total operating expenses	81,062	75,873	162,554	152,608
Income from operations	18,541	14,032	34,396	23,059
Other income (expense):
Interest expense	(23,277)	(20,394)	(46,330)	(41,272)
Debt cost amortization	(1,402)	(1,146)	(2,835)	(2,298)
Interest income	556	336	1,550	668
Income (loss) from partially-owned unconsolidated entities	17,204	(134)	17,877	(474)
(Loss) gain on sales of property	(9)	23	(235)	(56)
Income taxes and other	(277)	(271)	(465)	(519)
Total other income (expense)	(7,205)	(21,586)	(30,438)	(43,951)
Income (loss) from continuing operations	11,336	(7,554)	3,958	(20,892)
Income from discontinued operations	2,250	1,510	3,177	3,092
Loss on disposal of discontinued operations	(12)	—	(14)	—
Net income from discontinued operations	2,238	1,510	3,163	3,092
Net income (loss)	13,574	(6,044)	7,121	(17,800)
Noncontrolling interest of limited partners — continuing operations	(8)	(41)	(17)	(43)
Net income (loss) attributable to CRLP	13,566	(6,085)	7,104	(17,843)
Distributions to limited partner preferred unitholders	—	(906)	—	(1,813)
Net income (loss) available to common unitholders	$13,566	$(6,991)	$7,104	$(19,656)
Net (income) loss available to common unitholders allocated to limited partners — continuing operations	(1,166)	673	(609)	1,847
Net income available to common unitholders allocated to limited partners — discontinued operations	(168)	(119)	(239)	(251)
Net income (loss) available to common unitholders allocated to general partner	$12,232	$(6,437)	$6,256	$(18,060)
Net income (loss) per common unit — basic:
Continuing operations	$0.12	$(0.09)	$0.04	$(0.26)
Discontinued operations	0.03	0.01	0.04	0.04
Net income (loss) per common unit — basic	$0.15	$(0.08)	$0.08	$(0.22)
Net income (loss) per common unit — diluted:
Continuing operations	$0.12	$(0.09)	$0.04	$(0.26)
Discontinued operations	0.03	0.01	0.04	0.04
Net income (loss) per common unit — diluted	$0.15	$(0.08)	$0.08	$(0.22)
Weighted average common units outstanding:
Basic	94,363	90,847	94,272	88,833
Diluted	94,652	90,847	94,548	88,833
Net income (loss) attributable to CRLP	$13,566	$(6,085)	$7,104	$(17,843)
Other comprehensive income (loss):
Changes in fair value of qualifying hedges	(10,750)	537	(10,585)	537
Adjust for amounts included in net income (loss)	1,800	120	3,332	240
Comprehensive income (loss)	$4,616	$(5,428)	$(149)	$(17,066)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$7,121	$(17,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,272	68,614
(Income) loss from partially-owned unconsolidated entities	(17,877)	474
Loss on sale of property	249	56
Impairment and other losses	1,166	2,244
Distributions of income from partially-owned unconsolidated entities	471	2,072
Share-based compensation expense	4,120	2,998
Other, net	511	1,529
Change in:
Restricted cash	221	(368)
Accounts receivable	876	(93)
Prepaid expenses	2,500	(3,259)
Other assets	2,550	1,244
Accounts payable	(12,001)	(4,385)
Accrued interest	107	(894)
Accrued expenses and other	13,175	17,786
Net cash provided by operating activities	70,461	70,218
Cash flows from investing activities:
Acquisition of properties	(78,215)	(96,837)
Development expenditures	(45,444)	(12,941)
Capital expenditures, tenant improvements and leasing commissions	(13,106)	(9,942)
Proceeds from sales of property, net of selling costs	1,862	4,157
Restricted cash	19,852	—
Issuance of notes receivable	—	(17,941)
Repayments of notes receivable	1,666	963
Distributions from partially-owned unconsolidated entities	3,029	—
Capital contributions to partially-owned unconsolidated entities	(54)	(186)
Net cash used in investing activities	(110,410)	(132,727)
Cash flows from financing activities:
Proceeds from additional borrowings	150,000	—
Proceeds from dividend reinvestment plan and exercise of stock options	3,575	1,667
Proceeds from issuance of common units	—	156,250
Principal reductions of debt	(1,139)	(57,775)
Payment of debt issuance costs	(5,264)	—
Proceeds from borrowings on revolving credit lines	305,000	978,000
Payments on revolving credit lines and overdrafts	(377,463)	(981,205)
Dividends paid to common shareholders	(31,623)	(26,176)
Distributions to noncontrolling partners in CRLP	(2,580)	(2,181)
Net cash provided by financing activities	40,506	68,580
Increase in cash and cash equivalents	557	6,071
Cash and cash equivalents, beginning of period	6,452	4,954
Cash and cash equivalents, end of period	$7,009	$11,025

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$46,758	$43,015
Cash received during the period for income taxes	$—	$(729)

Supplemental disclosure of non-cash transactions:
Change in accrual of construction expenses and capital expenditures	$(633)	$(283)
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$—	$17,615

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	General Partner Common Equity	Limited Partners’ Preferred Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total	Redeemable Common Units
For the six months ended June 30, 2012 and 2011
Balance, December 31, 2010	$1,118,086	$48,724	$769	$(2,231)	$1,165,348	$145,539
Net income (loss)	(18,049)	1,813	43		(16,193)	(1,607)
Reclassification adjustment for amounts included in net income (loss)				777	777
Distributions to common unitholders	(24,363)				(24,363)	(2,181)
Distributions to preferred unitholders		(1,813)			(1,813)
Change in interest of limited partners			(45)		(45)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	159,866				159,866
Redemption of partnership units for shares	751				751	(751)
Change in redeemable noncontrolling interest	(18,208)				(18,208)	18,208
Balance, June 30, 2011	$1,218,083	$48,724	$767	$(1,454)	$1,266,120	$159,208

Balance, December 31, 2011	$1,224,947	$—	$728	$(16,906)	$1,208,769	$159,582
Net income (loss)	6,256	—	17		6,273	848
Reclassification adjustment for amounts included in net income (loss)				3,332	3,332
Changes in fair value of qualifying hedges				(9,789)	(9,789)	(796)
Distributions to common unitholders	(31,623)				(31,623)	(2,580)
Change in interest of limited partners			(38)		(38)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	7,720				7,720
Redemption of partnership units for shares	336				336	(336)
Change in redeemable noncontrolling interest	(10,592)				(10,592)	10,592
Balance, June 30, 2012	$1,197,044	$—	$707	$(23,363)	$1,174,388	$167,310

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST AND COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
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

Note 1 — Organization and Business
As used herein, "Colonial" or the "Trust" means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The term "the Company" refers to the Trust and CRLP, collectively. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is the sole general partner of, and, as of June 30, 2012, owned a 92.5% limited partner interest in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT, and the Trust's only material asset is its ownership of limited partnership interests in CRLP. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 136 properties, consisting of multifamily and commercial properties located in 11 states (Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia).
As of June 30, 2012, the Company owned or maintained a partial ownership in:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	112	(2)	34,051	3	1,016	115	35,067
Commercial properties (3)	9		2,415,000	12	2,046,000	21	4,461,000
______________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes spaced owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

(3)
The Company's remaining 15% interest in the DRA/CLP joint venture, which was comprised of 18 commercial assets representing approximately 5.2 million square feet, was redeemed by the joint venture, effective as of June 30, 2012. See Note 12 - "Investment in Partially-Owned Entities". As a result of the redemption, these 18 assets are not included in the table above.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The notes included in this Form 10-Q apply to both the Trust and CRLP, unless specifically noted otherwise. Specifically Note 5 - "Net Income (Loss) Per Share of the Trust", Note 7 - "Equity of the Trust" and Note 9 - "Redeemable Noncontrolling Interests of the Trust" pertain only to the Trust. Note 6 - "Net Income (Loss) Per Unit of CRLP", Note 8 - "Capital Structure of CRLP" and Note 10 - "Redeemable Partnership Units of CRLP" pertain only to CRLP.
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements of the Trust and CRLP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments

(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Consolidated Condensed Balance Sheets at December 31, 2011 of the Trust and CRLP have been derived from the respective audited financial statements at that date, but do not include all of the information and footnotes required by GAAP for complete financial statements.
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
The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes and effective income tax rate were zero for each of the three and six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, the Company had no net deferred tax asset after the effect of the valuation allowance.
Tax years 2003 through 2011 are subject to examination by the federal taxing authorities. Generally, tax years 2008 through 2011 are subject to examination by state taxing authorities. There are no state tax examinations currently in process.
The Company may from time to time be assessed interest or penalties by federal and state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as "Income taxes and other".
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent. As of June 30, 2012, the Company did not have any impaired notes receivable.
As of June 30, 2012, the Company had notes receivable of $42.8 million consisting primarily of:

•
$24.8 million outstanding on the construction note, which is secured by the property, for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. On January 31, 2012, the Company and the joint venture amended the note and related loan documents to extend the maturity date to December 2012, fix the annual interest rate at 5.25%, provide for two additional one-year extension options and reduce the joint venture partner's guarantee to $1.3 million.

•	$16.7 million outstanding on a seller-financing note with a five-year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.

The Company had accrued interest related to its outstanding notes receivable of $0.3 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company had no reserve recorded against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at June 30, 2012 and December 31, 2011 was approximately 5.4% and 4.9%, respectively. Interest income is recognized on an accrual basis.

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

	Fair value measurements as of
($ in thousands)	June 30, 2012
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including land held for sale	$6,213	$—	$—	$6,213
Derivative financial instruments	$(24,112)	$—	$(24,112)	$—

Real estate assets

Real estate assets, including land held for sale, were valued using sales activity for similar assets, current contracts and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, units sales assumptions, cost structure and discount rates and (ii) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each project.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Indebtedness

At June 30, 2012, the estimated fair value of fixed rate debt was approximately $1.80 billion (carrying value of $1.71 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $129.9 million. The Company has determined that the fair value of its fixed and variable rate debt is classified as Level 2 of the fair value hierarchy.

Notes Receivable

The estimated fair value of the Company’s notes receivable at June 30, 2012 and December 31, 2011 was consistent with the carrying values of approximately $42.8 million and $43.8 million, respectively, based on market rates and similar financing arrangements. The Company has determined that the fair value of its notes receivable is classified as Level 3 of the fair value hierarchy.
The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at June 30, 2012. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented above are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.
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

Note 3 — Real Estate Activity
Acquisition Activity
During the six months ended June 30, 2012, the Company acquired the following multifamily apartment communities:

			Effective
Acquisition	Location	Units	Acquisition Date	Purchase Price
				(in millions)
Colonial Grand at Brier Falls	Raleigh, NC	350	January 10, 2012	$45.0
Colonial Grand at Fairview	Dallas, TX	256	May 30, 2012	$29.8
The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since the date of acquisition. These acquisitions were funded with proceeds from asset dispositions and borrowings on the Company's unsecured credit facility.
The following unaudited pro forma financial information for the three and six months ended June 30, 2012 and 2011, gives effect to the above operating property acquisitions as if they had occurred at the beginning of the periods presented. The information for the three and six months ended June 30, 2012, includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The information for the three and six months ended June 30, 2011, also includes pro forma results for eight acquisitions completed in 2011. The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2012	2011	2012	2011
Total revenue	$99,760	$93,790	$197,462	$187,305
Net income (loss) available to common shareholders	$16,316	$(6,765)	$10,236	$(19,024)
Net income (loss) per common share — dilutive	$0.19	$(0.08)	$0.12	$(0.23)
Disposition Activity
The Company had no wholly-owned operating property dispositions during the three and six months ended June 30, 2012 and 2011.
In some cases, the Company uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Of the proceeds received during 2011 from the sale of assets, $15.5 million remains in temporary restricted cash accounts pending the fulfillment of Section 1031 exchange requirements.

Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as discontinued operations for all periods presented.
Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of June 30, 2012, the Company had classified four operating commercial assets, two for-sale developments and seven outparcels/pads as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheets of the Trust and CRLP at $148.4 million as of June 30, 2012, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these assets as of June 30, 2012. The operations of the four commercial assets that are classified as held for sale are reflected in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as discontinued operations for all periods presented.

Below is a summary of the operations of the properties classified as discontinued operations during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011
Property revenues:
Minimum rent	$3,726	$6,957	$7,323	$13,545
Tenant recoveries	749	570	1,436	1,261
Other revenue	404	610	410	1,957
Total revenues	4,879	8,137	9,169	16,763

Property expenses:
Property operating and administrative expense	1,342	3,072	2,649	6,119
Depreciation	875	2,932	2,706	6,248
Amortization	143	305	405	704
Impairment	271	—	271	—
Total operating expenses	2,631	6,309	6,031	13,071

Interest income (expense), net	2	(311)	39	(587)
Debt cost amortization	—	(7)	—	(13)
Income from discontinued operations before net loss on disposition of discontinued operations	2,250	1,510	3,177	3,092
Net loss on disposition of discontinued operations	(12)	—	(14)	—
Noncontrolling interest in CRLP from discontinued operations	(168)	(119)	(239)	(251)

Income from discontinued operations attributable to parent company	$2,070	$1,391	$2,924	$2,841

For-Sale Activities
During the three and six months ended June 30, 2012, the Company sold two and four for-sale residential units, respectively, for total sales proceeds of $0.7 million and $1.8 million, respectively. The Company also sold one residential lot during the three months ended June 30, 2012 for total sales proceeds of $0.1 million. During the three and six months ended June 30, 2011, the Company sold three and five for-sale residential units, respectively, for total sales proceeds of $1.4 million and $2.0 million, respectively. These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the Company’s unsecured credit facility.
As of June 30, 2012, the Company had nine for-sale residential units and 39 lots remaining. These units/lots, valued at $8.6 million in the aggregate, are reflected in "Real estate assets held for sale, net" on the Consolidated Condensed Balance Sheets of the Trust and CRLP at June 30, 2012.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Impairment and Other Losses
During the three months ended June 30, 2012, the Company recorded a $0.4 million charge as a result of warranty claims on units previously sold at one of the Company's for-sale residential projects and a $0.3 million non-cash impairment charge on one of the Company's commercial assets, which is currently classified as held for sale and therefore presented in "Income from Discontinued Operations" in the Company's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss). In addition, during the six months ended June 30, 2012, the Company recorded a $0.5 million charge as a result of warranty claims on units previously sold at one of the Company's for-sale residential projects.
During the six months ended June 30, 2011, the Company recorded $1.5 million for a loss contingency related to certain litigation, $0.5 million in casualty losses and $0.2 million in non-cash impairment charges. These charges are included in “Impairment and other losses” in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the three and six months ended June 30, 2011.

Note 4 — Undeveloped Land and Construction in Progress
The Company currently has eight active development projects, as outlined in the table below. In addition, the Company owns approximately $207.5 million of undeveloped land parcels that are held for future developments. During the three months ended June 30, 2012, the Company initiated the development of two additional multifamily apartment communities, Colonial Grand at Ayrsley (Phase II) and Colonial Grand at Randal Park. Although the Company believes that it is probable that it will develop certain of the other projects in the future as market conditions dictate, there can be no assurance that the Company will pursue any of these particular future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Ayrsley (Phase II)	Charlotte, NC	81	$1,484
Colonial Grand at Double Creek	Austin, TX	296	15,972
Colonial Grand at Hampton Preserve	Tampa, FL	486	51,033
Colonial Grand at Lake Mary (Phase I)	Orlando, FL	232	21,565
Colonial Grand at Lake Mary (Phase II)	Orlando, FL	108	4,394
Colonial Grand at Randal Park	Orlando, FL	462	16,062
Colonial Reserve at South End	Charlotte, NC	353	18,727
		2,018	$129,237
Commercial:
Colonial Promenade Huntsville (Phase I) (2)	Huntsville, AL	—	$3,764

Total Active Developments			$133,001

Future Developments:
Multifamily:
Colonial Grand at Azure	Las Vegas, NV	390	$10,575
Colonial Grand at Bellevue (Phase II)	Nashville, TN	220	3,441
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,409
		1,049	$29,665
Commercial:
Colonial Promenade Huntsville (Phase II) (2)	Huntsville, AL	—	$3,958
Colonial Promenade Nord du Lac (3)	Covington, LA	236,000	25,311
Randal Park		—	16,595
		236,000	$45,864
Other Undeveloped Land:
Multifamily			$2,341
Commercial			45,338
Commercial Outparcels/Pads			14,397
For-Sale Residential Land (4)			69,924
			$132,000
Total Future Developments			$207,529
Consolidated Undeveloped Land and Construction in Progress			$340,530
_______________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

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
Interest capitalized on construction in progress during the three months ended June 30, 2012 and 2011 was $0.4 million and $0.1 million, respectively. Interest capitalized on construction in progress during the six months ended June 30, 2012 and 2011 was $0.5 million and $0.1 million, respectively.

Note 5 — Net Income (Loss) Per Share of the Trust
For the three and six months ended June 30, 2012 and 2011, a reconciliation of the numerator and denominator used in the basic and diluted income (loss) from continuing operations per common share of the Trust is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Numerator:
Net income (loss) available to common shareholders	$16,377	$(6,437)	$10,401	$(18,060)
Adjusted by:
Income from discontinued operations	(2,070)	(1,391)	(2,924)	(2,841)
Income allocated to participating securities	(142)	(101)	(269)	(202)
Income (loss) from continuing operations available to common shareholders	$14,165	$(7,929)	$7,208	$(21,103)
Denominator:
Denominator for basic net income (loss) per share — weighted average common shares	87,201	83,588	87,106	81,562
Effect of dilutive securities	289	—	276	—
Denominator for diluted net income (loss) per share — adjusted weighted average common shares	87,490	83,588	87,382	81,562

For the three and six months ended June 30, 2012, 289,047 and 276,401 dilutive share equivalents, respectively, were included in the computation of diluted net income per share. For the three and six months ended June 30, 2012, 709,258 outstanding share options were excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
For the three and six months ended June 30, 2011, the Trust reported a net loss from continuing operations, and as such, 243,871 and 216,412 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per share because including such shares would be anti-dilutive. For the three and six months ended June 30, 2011, 1,014,842 outstanding share options were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 6 — Net Income (Loss) Per Unit of CRLP
For the three and six months ended June 30, 2012 and 2011, a reconciliation of the numerator and denominator used in the basic and diluted income (loss) from continuing operations per common unit of CRLP is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations	$11,336	$(7,554)	$3,958	$(20,892)
Adjusted by:
Income allocated to participating securities	(142)	(101)	(269)	(202)
Noncontrolling interest of limited partners - continuing operations	(8)	(41)	(17)	(43)
Distributions to limited partner preferred unitholders	—	(906)	—	(1,813)
Income (loss) from continuing operations available to common unitholders	$11,186	$(8,602)	$3,672	$(22,950)
Denominator:
Denominator for basic net income (loss) per unit — weighted average common units	94,363	90,847	94,272	88,833
Effect of dilutive securities	289	—	276	—
Denominator for diluted net income (loss) per unit — adjusted weighted average common units	94,652	90,847	94,548	88,833

For the three and six months ended June 30, 2012, 289,047 and 276,401 dilutive unit equivalents, respectively, were included in the computation of diluted net income per unit. For the three and six months ended June 30, 2012, 709,258 outstanding share options (and a corresponding number of units) were excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.
For the three and six months ended June 30, 2011, CRLP reported a net loss from continuing operations, and as such, 243,871 and 216,412 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such shares would be anti-dilutive. For the three and six months ended June 30, 2011, 1,014,842 outstanding share options (and a corresponding number of units) were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

Note 7 — Equity of the Trust

The following table presents the changes in the issued common shares of beneficial interest of the Trust since December 31, 2011 (but excludes 7,153,752 and 7,169,388 units of CRLP at June 30, 2012 and December 31, 2011, respectively, each of which is redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Trust, one common share):

Issued at December 31, 2011 (1)	93,096,722
Common shares issued through dividend reinvestments	169,422
Restricted shares issued (cancelled), net	279,219
Redemption of CRLP units for common shares	15,636
Issuances under other employee and nonemployee share plans	88,263
Issued at June 30, 2012 (1)	93,649,262
___________________

(1)	Includes 5,623,150 treasury shares.
Equity Offerings
The Trust's last continuous "at-the-market" equity offering program was fully exhausted in July 2011. During the six months ended June 30, 2011, the Trust completed the following offerings of its common shares under two separate continuous "at-the-market" equity offering programs:

(in thousands, except per share data)
	Issuance Authorized		Amount Authorized	Shares Issued	Weighted Avg Issuance Price Per Share	Net Proceeds (1)
1st Qtr	December 2010	(2)	$100,000	4,271,425	$19.13	$80,084
2nd Qtr	December 2010	(2)		517,100	19.20	9,729
	May 2011	(3)	$75,000	3,273,066	20.68	66,666
	2011 Total			8,061,591	$19.76	$156,479
___________________

(1)	Amounts are shown net of underwriting discounts, but exclude $0.2 million of one-time administrative expenses paid by the Company during the six months ended June 30, 2011.

(2)	This "at-the-market" equity offering program was fully exhausted in April 2011.

(3)	This "at-the-market" equity offering program was fully exhausted in July 2011.
The net proceeds resulting from the equity offerings were used to pay down a portion of the outstanding borrowings under the Company's unsecured credit facility, to partially fund the acquisition of three multifamily properties, to partially fund the purchase of the Colonial Grand at Traditions joint venture mortgage loan and to fund other general corporate purposes.

Note 8 — Capital Structure of CRLP
Issuances of Common Units
Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. As described in Note 7 - "Equity of the Trust", during the six months ended June 30, 2011, the Trust issued 8,061,591 common shares, generating proceeds of approximately $156.5 million, net of underwriting discounts, at an average price of $19.76 per share, under two separate continuous "at-the-market" equity offering programs. Accordingly, CRLP issued 8,061,591 common units, at a weighted average issue price of $19.76 per unit, to the Trust during the six months ended June 30, 2011.

Note 9 — Redeemable Noncontrolling Interests of the Trust
Redeemable noncontrolling interests – Common units, as presented on the Trust's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At June 30, 2012 and December 31, 2011, the value of these redeemable noncontrolling interests was $167.3 million and $159.6 million, respectively, based on the closing price of the Trust's common shares of $22.14 per share and $20.86 per share, respectively, on those dates.
Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the six months ended June 30, 2012, holders redeemed 15,636 units in exchange for an equal number of the Trust's common shares.

Note 10 — Redeemable Partnership Units of CRLP
Redeemable units, as presented on CRLP's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At June 30, 2012 and December 31, 2011, the value of the redeemable units was $167.3 million and $159.6 million, respectively, based on the closing price of the Trust's common shares of $22.14 per share and $20.86 per share, respectively, on those dates.
Holders of common units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Trust's common shares, if and when the Board of Trustees of the Trust declares such a dividend. Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the six months ended June 30, 2012, holders redeemed 15,636 units in exchange for an equal number of the Trust's common shares.

Note 11 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.

Multifamily management is responsible for all aspects of the Company’s multifamily property operations, including the management and leasing services for 115 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which the Company does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company’s commercial property operations, including the management and leasing services for 21 commercial properties, as well as third-party management services for commercial properties in which the Company does not have an ownership interest, and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income/loss from continuing operations and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues (including minimum rent and other property-related revenue) less total property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Same-property NOI is defined as property revenues (including minimum rent and other property-related revenue) less property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising) for the Company's consolidated multifamily apartment communities owned for the entirety of the periods presented. Same-property communities may be adjusted during the year to account for properties that have been sold. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income/loss from continuing operations before noncontrolling interest for the three and six months ended June 30, 2012 and 2011, and total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of June 30, 2012 and December 31, 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011
Revenues:
Segment revenues:
Multifamily - Same Property (1)	$80,277	$76,515	$159,120	$150,926
Multifamily - Other (2)	9,936	7,534	18,934	13,216
Total multifamily	90,213	84,049	178,054	164,142
Commercial	17,671	19,055	35,387	38,823
Total segment revenues	107,884	103,104	213,441	202,965
Partially-owned unconsolidated entities - Multifamily	(480)	(702)	(952)	(1,415)
Partially-owned unconsolidated entities - Commercial	(4,393)	(6,533)	(9,185)	(13,104)
Other non-property related revenue	1,471	2,173	2,815	3,984
Discontinued operations property revenue	(4,879)	(8,137)	(9,169)	(16,763)
Total consolidated revenues	$99,603	$89,905	$196,950	$175,667

NOI:
Segment NOI:
Multifamily - Same Property (1)	$48,883	$45,575	$96,478	$89,510
Multifamily - Other (2)	5,469	3,726	10,432	6,460
Total multifamily	54,352	49,301	106,910	95,970
Commercial	11,749	13,032	23,734	26,571
Total segment NOI	66,101	62,333	130,644	122,541
Partially-owned unconsolidated entities - Multifamily	(260)	(353)	(515)	(692)
Partially-owned unconsolidated entities - Commercial	(2,622)	(4,359)	(5,707)	(8,803)
Other non-property related revenue	1,471	2,173	2,815	3,984
Discontinued operations property NOI	(3,266)	(5,065)	(6,249)	(10,644)
Impairment - discontinued operations (3)	(271)	—	(271)	—
Property management expense	(3,001)	(2,181)	(5,847)	(4,603)
General and administrative expense	(5,446)	(5,188)	(11,213)	(10,390)
Management fees and other expenses	(1,769)	(1,884)	(3,814)	(3,653)
Investment and development expense (4)	(205)	(393)	(592)	(979)
Depreciation	(30,472)	(29,130)	(60,818)	(57,874)
Amortization	(1,324)	(1,773)	(3,142)	(3,584)
Impairment and other losses (5)	(395)	(148)	(895)	(2,244)
Income from operations	18,541	14,032	34,396	23,059
Total other income (expense), net (6)	(3,060)	(21,586)	(26,293)	(43,951)
Income (loss) from continuing operations	$15,481	$(7,554)	$8,103	$(20,892)

Development and Capitalized Expenditures:
Multifamily	$33,917	$12,052	$51,593	$17,836
Commercial	4,015	916	6,838	4,482
Corporate	87	62	191	246
Total consolidated development and capitalized expenditures	$38,019	$13,030	$58,622	$22,564

			As of
			June 30,	December 31,
($ in thousands)			2012	2011
Assets:
Segment assets:
Multifamily			$2,653,056	$2,584,769
Commercial			510,548	514,810
Total segment assets			3,163,604	3,099,579
Unallocated corporate assets (7)			139,059	159,026
Colonial Properties Trust			$3,302,663	$3,258,605
Corporate assets specific to Colonial Properties Trust			(101)	(177)
Colonial Realty Limited Partnership			$3,302,562	$3,258,428
______________________
Footnotes on following page

(1)	Consists of 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	Includes a non-cash impairment charge recorded on one of the Company's commercial assets, which is currently classified as held for sale.

(4)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(5)	See Note 3 - "Real Estate Activity - Impairment and Other Losses" for a description of the charges.

(6)
For-sale residential activities, including net loss on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 - "Real Estate Activity - For-Sale Activities".

(7)	Includes the Company's investment in partially-owned entities of $9.3 million and $12.3 million as of June 30, 2012 and December 31, 2011, respectively.

Note 12 — Investment in Partially-Owned Entities
Investments in unconsolidated partially-owned entities at June 30, 2012 and December 31, 2011 consisted of the following:

	Percent	As of
($ in thousands)	Owned	June 30, 2012	December 31, 2011
Multifamily:
Belterra, Ft. Worth, TX	10%	$332	$365
CG at Huntcliff, Atlanta, GA	20%	1,297	1,382
CG at McKinney, Dallas, TX (1)	25%	1,718	1,721
CG at Research Park, Raleigh, NC	20%	602	660
Regents Park (Phase II), Atlanta, GA (1)	40%	3,381	3,341
Total Multifamily		$7,330	$7,469

Commercial:
600 Building Partnership, Birmingham, AL	33%	341	331
Bluerock, Huntsville, AL (2)	10%	(6,795)	(6,426)
Colonial Promenade Madison, Huntsville, AL (3)	—%	—	2,062
Colonial Promenade Smyrna, Smyrna, TN	50%	1,523	2,259
DRA/CLP JV (4)	—%	—	(25,152)
Highway 150, LLC, Birmingham, AL	10%	34	43
Parkside Drive LLC II, Knoxville, TN (5)	—%	36	112
Total Commercial		$(4,861)	$(26,771)

Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50%	29	28
Total Other		$29	$28

Net investment in partially-owned entities (6)		$2,498	$(19,274)
___________________

(1)	These joint ventures consist of undeveloped land.

(2)
Equity investment includes the Company’s investment of approximately $(0.1) million, plus by the excess basis difference on the transaction of approximately $(6.7) million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheets as of June 30, 2012 and December 31, 2011.

(3)	In the first quarter 2012, the Company sold its noncontrolling interest in this joint venture (see below).

(4)	The Company's noncontrolling interest in this joint venture was redeemed effective as of June 30, 2012 (see below).

(5)	In the fourth quarter 2011, the Company sold its noncontrolling interest in this joint venture.

(6)
Net investment in partially-owned entities as of December 31, 2011 includes the Trust's $4.1 million contingent obligation related to the DRA/CLP JV. CRLP's net investment in partially owned entities was $(15.1) million as of December 31, 2011.

Effective June 30, 2012, the Company's remaining 15% interest in the 18-asset DRA/CLP joint venture was redeemed by the joint venture in exchange for $2.0 million, and the Company is no longer responsible for approximately $111.3 million of mortgage debt, which represented the Company's pro rata share of the joint venture's mortgage debt. The $2.0 million contingent consideration is payable to the Company following the occurrence of one or more capital events and after certain returns have been achieved with respect to additional capital expected to be invested in the joint venture by other members of the joint venture. As of the date of the transaction, the Company assigned no value to this consideration. In addition, the Trust was released from a $4.1 million contingent liability, which represents the Trust's pro rata share of such guaranty obligation resulting from a debt guaranty provided by the joint venture. As a result of the transaction, the Company recognized a gain of approximately $21.9 million (presented in “Income (loss) from partially-owned unconsolidated entities” on the Company's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)), the majority of which had been deferred since the formation of the DRA/CLP joint venture in 2007. The gain is net of a $3.2 million non-cash impairment charge, which represents the Company's pro-rata share of an impairment recorded by the joint venture for 2011, but omitted in the Company's annual financial statements for the year ended December 31, 2011. Along with the redemption of its interest in the DRA/CLP joint venture, the Company is reducing its workforce in the commercial segment by 21 employees through the elimination of certain positions resulting in the Company accruing an aggregate of approximately $1.1 million in termination benefits and severance-related charges. These charges were included in “Income (loss) from partially-owned unconsolidated entities” on the Company's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012, and reflected in “Accrued expenses” on the Company's Consolidated Condensed Balance Sheet as of June 30, 2012. The Company expects to transition management and certain leasing responsibilities to a third party by August 31, 2012.
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
Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the respective dates of the Company’s acquisitions is as follows (the following tables give effect to the DRA/CLP joint venture disposition transaction, effective as of June 30, 2012, as described above):

	As of
($ in thousands)	June 30, 2012	December 31, 2011 (1)
Balance Sheet
Assets
Land, building and equipment, net	$294,727	$1,044,266
Construction in progress	13,841	13,841
Other assets	25,186	78,564
Total assets	$333,754	$1,136,671
Liabilities and partners’ equity
Notes payable (2)	$212,919	$957,068
Other liabilities	88,485	106,068
Partners’ equity	32,350	73,535
Total liabilities and partners’ equity	$333,754	$1,136,671
___________________

(1)
"Land, building and equipment, net" has been revised from the amount previously reported to appropriately reflect an asset impairment of $34.5 million recorded by the DRA/CLP joint venture during 2011.

(2)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at June 30, 2012 and December 31, 2011, was $35.9 million and $147.8 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011
Statement of Operations
Revenues	$32,496	$40,796	$67,633	$81,915
Operating expenses	(13,436)	(14,845)	(26,304)	(29,486)
Interest expense	(15,260)	(17,389)	(30,625)	(34,727)
Depreciation, amortization and other	9,273	(15,641)	(2,825)	(33,124)
Net income (loss) (1)	$13,073	$(7,079)	$7,879	$(15,422)
___________________

(1)
In addition to including the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income (loss) from partially-owned unconsolidated entities” of $21.3 million and $(0.1) million for the three months ended June 30, 2012 and 2011, respectively, and $22.0 million and $(0.5) million for the six months ended June 30, 2012 and 2011, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

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

The spread over LIBOR for syndicated borrowings under the credit facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of June 30, 2012, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc., or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

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

Both the Credit Facility and term loan agreements (described below) under "Senior Unsecured Term Loans" require that CRLP satisfy similar financial and operational covenants, including the following:

	As of
	June 30, 2012	Requirements:
Fixed Charge Ratio	2.2x	>1.5x
Debt to Total Asset Value Ratio	46%	<60.0%
Secured Debt to Total Asset Value Ratio	18%	<40.0%
Unencumbered Leverage Ratio	46%	<62.5%
Permitted Investments Ratio	13%	<30.0%
Tangible Net Worth ($ in billions)	$2.0	$1.0

At June 30, 2012, the Company was in compliance with these covenants.

In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo which was amended and restated in April 2012. The amended and restated cash management line has a maturity date of March 29, 2016.

The Credit Facility and the cash management line had an outstanding balance at June 30, 2012 of $117.2 million, including $95.0 million outstanding on the Credit Facility and $22.2 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the cash management line was 1.65% and 1.24% as of June 30, 2012 and June 30, 2011, respectively.

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

Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan, of which CRLP borrowed the full $150.0 million at closing. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 14 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial rate of 2.71%, based on an initial margin of 1.60%. The term loan matures on May 11, 2017 and may be prepaid, in whole or in part, at any time, without premium or penalty. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility. In connection with this new term loan agreement, the Company amended the 2011 term loan agreement described below, as well as the Company's March 2012 credit agreement, to conform certain defined terms and the language in certain covenants among the three loans and to reflect the new May 2012 term loan.
On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of June 30, 2012, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 14 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. The term loan matures on August 1, 2018 and may be prepaid, in whole or in part, at any time, subject to a prepayment premium of 2% for amounts prepaid on or prior to July 22, 2013 and 1% for amounts prepaid after July 22, 2013 but prior to July 23, 2014. There is no prepayment premium for amounts prepaid after July 22, 2014. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility.

Both term loan agreements discussed above contain various restrictive covenants, including with respect to liens, indebtedness, distributions, mergers and asset sales, and also limits the percentage of CRLP's total asset value that may be invested in unimproved land, mortgage receivables, unconsolidated joint ventures, residential units for sale and construction. As described above, the term loan agreements require that CRLP satisfy certain financial and operational covenants. The term loan agreements include certain events of default including, but not limited to, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, an event of default under any other indebtedness in the aggregate greater than or equal to $20.0 million for the term loan entered into in June 2011 and greater than or equal to $25.0 million for the term loan entered into in May 2012, an event of default under the Credit Facility, and bankruptcy or other insolvency events. The occurrence of an event of default, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of CRLP under the term loan agreements to be immediately due and payable.

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

On April 11, 2012, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $100.0 million, a fixed interest rate of 1.13%, and a maturity date of May 11, 2017. On April 27, 2012, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 1.06%, and a maturity date of May 11, 2017. In accordance with these agreements, the Company will pay the fixed rate and receive a variable rate based on one-month LIBOR. These interest rate swap agreements became effective on May 11, 2012 upon the execution of a term loan agreement (see Note 13 - "Financing Activities – Senior Unsecured Term Loans").
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings as “Interest expense” as interest payments are made on the Company's variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a “Loss on hedging activities.” The Company reclassified no amounts to "Loss on hedging activities" for the three and six months ended June 30, 2012 and 2011.
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company expects to reclassify $7.4 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".
As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$400,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets of the Trust and CRLP as of June 30, 2012 and December 31, 2011, respectively.

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
($ in thousands)	Sheet Location	6/30/2012	12/31/2011	Sheet Location	6/30/2012	12/31/2011

Interest Rate Swap	Other Assets	$—	$—	Other Liabilities	$(24,112)	$(16,619)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the three and six months ended June 30, 2012 and 2011, respectively.

	Amount of Gain/					Amount of Gain/
	(Loss) Recognized					(Loss) Reclassified
($ in thousands)	in OCI on					from OCI
	Derivative					into Income
	(Effective Portion)					(Effective Portion)

Location of Gain/
Derivatives in					(Loss) Reclassified
ASC 815 Cash					from Accumulated
Flow Hedging	Three Months Ended		Six Months Ended		OCI into Income	Three Months Ended		Six Months Ended
Relationships	6/30/2012	6/30/2011	6/30/2012	6/30/2011	(Effective Portion)	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Interest Rate Swaps	$(10,750)	$537	$(10,585)	$537	Interest Expense	$(1,800)	$(120)	$(3,332)	$(240)

Credit-Risk-Related Contingent Features
The Company has an agreement with its derivatives counterparty that contains a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2012, the fair value of the derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $25.6 million. As of June 30, 2012, the Company has not posted any collateral related to this agreement. If the Company had breached any of its provisions at June 30, 2012, it could have been required to settle its obligations under the agreement at its termination value of $25.6 million.

Note 15 — Contingencies, Guarantees and Other Arrangements
Contingencies
As a result of transactions executed in 2007, the Company implemented a strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company's wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, the Company disposed of its interest in one of these joint ventures. In connection with the other 2007 joint venture transaction, the DRA/CLP joint venture, the Trust assumed certain contingent liabilities, of which $4.1 million remained outstanding until the Company's remaining 15% interest was redeemed by the joint venture effective as of June 30, 2012, and in connection therewith the Company was released from this contingent liability. The liabilities were the direct obligation of the Trust and thus were not reflected in the Consolidated Condensed Balance Sheets of CRLP. See Note 12 - "Investment in Partially-Owned Entities".
As of June 30, 2012, the Company is self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
Guarantees and Other Arrangements
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At June 30, 2012, the total amount of debt of the joint venture, which matures on January 11, 2013, was approximately $15.3 million. At June 30, 2012, no liability was recorded for the guarantee. The fair value of this guarantee could change in the near term if the markets in which this property is located deteriorate or if there are other negative indicators.

Note 16 — Legal Proceedings
Colonial Grand at Traditions Litigation
As previously disclosed, in early 2007, CRLP and SM Traditions Associates, LLC ("SM") entered into a joint venture to develop the Colonial Grand at Traditions located in Gulf Shores, Alabama. CRLP and SM formed TA-Colonial Traditions LLC (the "Joint Venture"), in which CRLP owns a 35% interest and SM owns a 65% interest. In April 2007, the Joint Venture entered into a construction loan agreement for $34.1 million with Regions Bank ("Regions"). The Trust and SM each guaranteed up to $3.5 million of the principal, for an aggregate of up to $7.0 million, of the construction loan obtained by the Joint Venture. The construction loan, which had a balance of $35.5 million as of June 17, 2011 (including accrued interest), matured by its terms on April 15, 2010. In October 2010, Regions, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantees from each of the guarantors, including the Trust, together with outstanding interest and other charges on the loan.
On or about December 13, 2010, MTGLQ Investors, L.P. ("MTGLQ") purchased the construction loan from Regions. MTGLQ subsequently transferred all of its interest in the construction loan to MLQ-ELD, L.L.C. ("MLQ"). MLQ initiated foreclosure proceedings with respect to the property in January 2011. Pursuant to an order of the Court entered on May 17, 2011, MLQ was also substituted for Regions with respect to the claims of Regions against the Joint Venture and the guarantors. On June 17, 2011, the Company purchased the outstanding note and related loan documents from MLQ for $21.1 million. The Company was substituted as the plaintiff in the action and the claims originally asserted by Regions against the Trust on the guarantee were dismissed. On August 1, 2011, CRLP acquired the Joint Venture's property through foreclosure.
Separately, in December 2010, SM and the Joint Venture (together, the "JV Parties") filed cross-claims in the Circuit Court of Baldwin County, Alabama against CRLP, the Trust, Colonial Properties Services, Inc. and Colonial Construction Services, LLC (collectively, the “Colonial Parties”), in connection with the development and management of the Colonial Grand at Traditions by the Colonial Parties. The JV Parties assert several claims relating to the Colonial Parties' oversight and involvement in the development and construction of the property, including breach of management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duty. The JV Parties also assert that the

Colonial Parties conspired with Regions in connection with the activities alleged; however, in July 2012, the Court dismissed the conspiracy claims. The JV Parties have made a demand for an accounting of the costs of development and construction and claim damages of at least $13.0 million. While the Company has included in its accrual for loss contingencies an estimate of probable loss, the Company currently estimates that the reasonably possible loss with respect to this matter ranges from $0 to $13.0 million.
The Colonial Parties believe the JV Parties' allegations lack merit and intend to vigorously defend themselves against these claims. However, the Colonial Parties cannot predict the outcome of any pending litigation and may be subject to consequences that could include damages, fines, penalties and other costs. The Colonial Parties' management believes that any liability that could be imposed on the various Colonial Parties in connection with the disposition of any pending lawsuits would not have a material adverse effect on the Colonial Parties' business, results of operations, liquidity or financial condition.
James Island Litigation
As previously disclosed, the Trust and CRLP, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Mira Vista at James Island in Charleston, South Carolina. Mira Vista was acquired by Colonial entities after the units were constructed and operated as a multifamily rental project. The condominium conversion occurred in 2006 and all 230 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County, in March 2010, against various parties involved in the development, construction and conversion of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.
UCO Litigation
The Company is involved in a contract dispute with a general contractor and three of its officers/managers in connection with construction cost overruns with respect to five for-sale projects which were being developed in a joint venture, CPSI-UCO, LLC. The President of the contractor is affiliated with the Company's joint venture partner.
In connection with the dispute, in January 2008, the contractor and three managers filed a lawsuit in the Circuit Court of Baldwin County against the Trust, Colonial Properties Services, Inc., CPSI-UCO, LLC, CPSI-UCO Grander, LLC, CPSI-UCO Spanish Oaks, LLC; CPSI-UCO Cypress Village I, LLC; CPSI-UCO Cypress Village II, and CPSI Cypress Village III, LLC alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, seeking $10.3 million in damages, plus consequential and punitive damages. In December 2011, following a jury trial, the plaintiffs were awarded compensatory damages of approximately $4.8 million for their claims against all defendants and the defendants were awarded compensatory damages of approximately $0.5 million for their claims against the President of the contractor. The jury also found that the contractor breached its contract. In January 2012, the plaintiffs filed post-trial motions, including a request for an amendment to the judgment to add approximately $4.8 million for attorneys' fees, interest and costs. The defendants filed a motion for a new trial and opposed the award of attorney's fees to the plaintiffs. In the event the post-trial efforts are not successful, the Company intends to appeal. No assurance can be given that these matters will be resolved in the Company's favor.
Following the judgment, and after considering various factors, including existing law and precedent, the opinions and views of legal counsel and other advisers, the Company's experience with other litigation matters, the facts available to the Company at the time of assessment, and the actions the Company has taken and is taking in response to the proceeding, the Company determined that a loss associated with this litigation was probable and the amount was reasonably estimable and, accordingly, recorded a $3.3 million charge in the fourth quarter 2011 to its loss contingency accrual even though the jury verdict did not allocate the verdict among the defendants. No assurance can be given that additional charges will not be taken in future periods.
Grander Litigation
The Trust, Colonial Properties Services, Inc., Marion Uter, UCO Partners, LLC, UCO Development, LLC, UCO Construction, LLC, UCO, LLC, CPSI-UCO Grander, LLC, and CPSI-UCO, LLC were sued by five individual purchasers of condominium units in The Grander alleging breach of contract, fraud, construction deficiencies and misleading sales practices.

In April 2011, an arbitrator awarded rescission rights in favor of the purchasers against CPSI-UCO Grander, LLC. Post-arbitration appeals are being pursued by the parties, but no prediction of the likelihood or the amount of any resulting loss or recovery can be made at this time, and no assurance can be given that the matter will be resolved favorably. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.
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
As of June 30, 2012 and December 31, 2011, the Company's accrual for loss contingencies was $8.9 million and $8.8 million in the aggregate, respectively.

Note 17 — Subsequent Events
Distributions
On July 25, 2012, a cash distribution was declared to shareholders of the Trust in the amount of $0.18 per common share and to partners of CRLP in the amount of $0.18 per common unit, totaling approximately $17.1 million. The distributions were declared to shareholders and partners of record as of August 6, 2012 and will be paid on August 13, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.5% limited partner interest as of June 30, 2012. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
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

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets, primarily through joint venture investments, and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 136 properties as of June 30, 2012, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of June 30, 2012, we owned or maintained a partial ownership in:

	Consolidated Properties		Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	112	(2)	34,051	3	1,016	115	35,067
Commercial properties (3)	9		2,415,000	12	2,046,000	21	4,461,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

(3)
Our remaining 15% interest in the DRA/CLP joint venture, which was comprised of 18 commercial assets representing approximately 5.2 million square feet, was redeemed, effective as of June 30, 2012. As a result of the redemption, these 18 assets are not included in the table above.

In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of June 30, 2012, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 96.0% and 93.2% leased, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of June 30, 2012, held approximately 92.5% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
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

Business Strategy and Outlook

As previously disclosed, in 2012, our primary business directives are to grow the Company, improve our portfolio and continue efforts to maintain a strong balance sheet and improved margins to help re-establish an investment grade rating. We will look to grow the Company by improving operations in our multifamily portfolio and by developing multifamily apartment communities on land that we already own or on new sites in our Sunbelt markets. In addition, we may selectively acquire newer multifamily apartment communities that are attractively priced in our Sunbelt markets. We will look to improve our portfolio by recycling older multifamily apartment communities, as well as several commercial assets, in exchange for newer multifamily assets in top-quartile Sunbelt markets. Our long-term target is to increase the percentage of net operating income from our multifamily portfolio to greater than 90% of our total net operating income.

Executive Summary of Results of Operations

The following discussion of results of operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP and related notes thereto included in Item 1 of this Form 10-Q.

For the three months ended June 30, 2012, the Trust reported net income available to common shareholders of $16.4 million, compared with a net loss available to common shareholders of $6.4 million for the comparable prior year period. For the three months ended June 30, 2012, CRLP reported net income available to common unitholders of $13.6 million, compared with a net loss available to common unitholders of $7.0 million for the comparable prior year period.

For the six months ended June 30, 2012, the Trust reported net income available to common shareholders of $10.4 million, compared with a net loss available to common shareholders of $18.1 million for the comparable prior year period. For the six months ended June 30, 2012, CRLP reported net income available to common unitholders of $7.1 million, compared with a net loss available to common unitholders of $19.7 million for the comparable prior year period.

The principal factors that influenced our results for the three months ended June 30, 2012 include:

•
a 4.9% increase in multifamily same-property revenue, from $76.5 million for the three months ended June 30, 2011 to $80.3 million for the three months ended June 30, 2012, primarily as a result of an improvement in both new and renewal lease rates and a consistently high occupancy level. In addition, multifamily same-property expenses increased 1.5%, from $30.9 million for the three months ended June 30, 2011 to $31.4 million for the three months ended June 30, 2012. Overall, these changes resulted in an 7.3% increase in multifamily same-property net operating income when compared with the second quarter of 2011 (see Note 11 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”);

•
the inclusion of the results of operations from Colonial Grand at Fairview, a 256-unit multifamily apartment community located in Dallas, Texas, which the Company acquired for $29.8 million on May 30, 2012; and

•
the redemption of our remaining 15% interest in the DRA/CLP joint venture, effective as of June 30, 2012, resulting in a gain of approximately $21.9 million, the majority of which had been deferred since the formation of the DRA/CLP joint venture in 2007.

In addition to the factors described above, the principal factors that influenced our results for the six months ended June 30, 2012 include:

•
a 5.4% increase in multifamily same-property revenue, from $150.9 million for the six months ended June 30, 2011 to $159.1 million for the six months ended June 30, 2012, primarily as a result of an improvement in both new and renewal lease rates and a consistently high occupancy level. In addition, multifamily same-property expenses increased 2.0%, from $61.4 million for the six months ended June 30, 2011 to $62.6 million for the six months ended June 30, 2012. Overall, these changes resulted in an 7.8% increase in multifamily same-property net operating income when compared with the six months ended June 30, 2011 (see Note 11 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”); and

•
the inclusion of the results of operations from Colonial Grand at Brier Falls, a 350-unit multifamily apartment community located in Raleigh, North Carolina, which the Company acquired for $45.0 million on January 10, 2012.

Results of Operations
Comparison of the Three Months Ended June 30, 2012 and 2011
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $98.1 million for the three months ended June 30, 2012, compared to $87.7 million for the same period in 2011. The components of property-related revenues for the three months ended June 30, 2012 and 2011 are:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2011 to 2012
Minimum rent	$81,582	83%	$73,093	83%	12%
Tenant recoveries	2,120	2%	1,928	2%	10%
Other property-related revenue	14,430	15%	12,711	15%	14%
Total property-related revenues	$98,132	100%	$87,732	100%	12%
The increase in total property-related revenues of $10.4 million for the three months ended June 30, 2012, as compared to the same period in 2011, is primarily attributable to increases in minimum rent resulting from properties acquired since April 1, 2011 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	June 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	$80,277	$76,515	$3,762
Acquisitions (2)	4,724	—	4,724
Developments	789	—	789
Other (3)	12,342	11,217	1,125
	$98,132	$87,732	$10,400
 _____________________________

(1)	Consists of the 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes six multifamily communities acquired since April 1, 2011.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the six multifamily communities acquired since April 1, 2011.
Property-related revenues for our multifamily same-property communities increased $3.8 million, or 4.9%, for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to improvements in new and renewal lease rental rates while maintaining consistently high occupancy levels. During the quarter, rents increased an average of 3.9% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 6.6% over the expiring lease for the same unit. As a result, average monthly rent per unit for our multifamily same-property communities increased to $777 per unit for the three months ended June 30, 2012 compared to $736 per unit for the same period in 2011. Average occupancy for our multifamily same-property communities was 95.1% for the three months ended June 30, 2012 compared to 95.9% for the three months ended June 30, 2011.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $1.5 million for the three months ended June 30, 2012, compared to $2.2 million for the same period in 2011. The $0.7 million decrease is attributable to the loss, since June 30, 2011, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses
Total property-related expenses were $38.5 million for the three months ended June 30, 2012, compared to $35.2 million for the same period in 2011. The components of property-related expenses for the three months ended June 30, 2012 and 2011 are:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2011 to 2012
Property operating expenses	$27,335	71%	$25,131	71%	9%
Taxes, licenses and insurance	11,115	29%	10,045	29%	11%
Total property-related expenses	$38,450	100%	$35,176	100%	9%

The increase in total property-related expenses of $3.3 million for the three months ended June 30, 2012, as compared to the same period in 2011, is primarily attributable to properties acquired since April 1, 2011. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	June 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	$31,431	$30,973	458
Acquisitions (2)	1,780	—	1,780
Developments	511	15	496
Other (3)	4,728	4,188	540
	$38,450	$35,176	$3,274
 _____________________________

(1)	Consists of the 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes six multifamily communities acquired since April 1, 2011.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the six multifamily communities acquired since April 1, 2011.
Property management expense
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. Property management expenses were $3.0 million for the three months ended June 30, 2012, compared to $2.2 million for the same period in 2011. The $0.8 million increase in expenses is primarily attributable to an increase in salaries and higher incentive compensation expense in 2012.
General and administrative expense
General and administrative expenses were $5.4 million for the three months ended June 30, 2012, compared to $5.2 million for the same period in 2011. The $0.2 million increase in expenses is primarily attributable to higher incentive compensation expense in 2012.
Depreciation

Depreciation was $30.5 million for the three months ended June 30, 2012, compared to $29.1 million for the same period in 2011. The increase in depreciation expense of $1.3 million was primarily attributable to properties acquired since April 1, 2011, as follows:

	Three Months Ended		Change
	June 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	$23,987	$24,331	(344)
Acquisitions (2)	1,891	—	1,891
Developments	249	—	249
Other (3)	4,345	4,799	(454)
	$30,472	$29,130	1,342
_____________________________

(1)	Consists of the 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes six multifamily communities acquired since April 1, 2011.

(3)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities and the six multifamily communities acquired since April 1, 2011.
Interest expense
Interest expense was $23.3 million for the three months ended June 30, 2012, compared to $20.4 million for the same period in 2011. The $2.9 million increase in expense is primarily the result of higher interest rates on the $250.0 million senior unsecured term loan that was entered into in July 2011 and the $150.0 million senior unsecured term loan that was entered into in May 2012, both of which replaced debt outstanding under our prior and current unsecured credit facilities.

Income (loss) from partially-owned unconsolidated entities

Income (loss) from partially-owned unconsolidated entities was income of $21.3 million for the three months ended June 30, 2012, compared to a loss of $0.1 million for the same period in 2011. The change is primarily attributable to the gain of approximately $21.9 million recognized on the redemption of our remaining 15% ownership interest in the 18-asset DRA/CLP joint venture, presented net of a $3.2 million non-cash impairment charge, which represents our pro rata share of an impairment recorded by the joint venture for 2011 but omitted in our annual financial statements for the year ended December 31, 2011.

Noncontrolling interest in CRLP — preferred unitholders

In December 2011, we repurchased the remaining 1.0 million of the outstanding Series B Preferred Units from the existing holders; therefore, there were no dividends to preferred unitholders for the three months ended June 30, 2012, compared to $0.9 million for the three months ended June 30, 2011.
Comparison of the Six Months Ended June 30, 2012 and 2011
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $194.1 million for the six months ended June 30, 2012, compared to $171.7 million for the same period in 2011. The components of property-related revenues for the six months ended June 30, 2012 and 2011 are:

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2011 to 2012
Minimum rent	$161,628	83%	$143,168	83%	13%
Tenant recoveries	4,437	2%	3,935	2%	13%
Other property-related revenue	28,070	15%	24,580	15%	14%
Total property-related revenues	$194,135	100%	$171,683	100%	13%
The increase in total property-related revenues of $22.5 million for the six months ended June 30, 2012, as compared to the same period in 2011, is primarily attributable to increases in minimum rent resulting from properties acquired in 2011 and 2012 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Six Months Ended		Change
	June 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	$159,120	$150,926	$8,194
Acquisitions (2)	13,883	3,091	10,792
Developments	1,152	—	1,152
Other (3)	19,980	17,666	2,314
	$194,135	$171,683	$22,452
 _____________________________

(1)	Consists of the 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes nine multifamily communities acquired in 2011 and 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the nine multifamily communities acquired in 2011 and 2012.
Property-related revenues for our multifamily same-property communities increased $8.2 million, or 5.4%, for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to improvements in new and renewal lease rental rates while maintaining consistently high occupancy levels. During the year, rents increased an average of 2.3% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 6.5% over the expiring lease for the same unit. As a result, average monthly rent per unit for our multifamily same-property communities increased to $772 per unit for the six months ended June 30, 2012 compared to $732 per unit for the same period in 2011. Average occupancy for our multifamily same-property communities was 95.1% for the six months ended June 30, 2012 compared to

95.3% for the six months ended June 30, 2011.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $2.8 million for the six months ended June 30, 2012, compared to $4.0 million for the same period in 2011. The $1.2 million decrease is attributable to the loss, since June 30, 2011, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses
Total property-related expenses were $76.2 million for the six months ended June 30, 2012, compared to $69.3 million for the same period in 2011. The components of property-related expenses for the six months ended June 30, 2012 and 2011 are:

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2011 to 2012
Property operating expenses	$53,894	71%	$48,990	71%	10%
Taxes, licenses and insurance	22,339	29%	20,291	29%	10%
Total property-related expenses	$76,233	100%	$69,281	100%	10%
The increase in total property-related expenses of $7.0 million for the six months ended June 30, 2012, as compared to the same period in 2011, is primarily attributable to properties acquired in 2011 and 2012. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Six Months Ended		Change
	June 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	$62,712	$61,479	1,233
Acquisitions (2)	5,385	1,329	4,056
Developments	811	15	796
Other (3)	7,325	6,458	867
	$76,233	$69,281	$6,952
 _____________________________

(1)	Consists of the 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes nine multifamily communities acquired in 2011 and 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the nine multifamily communities acquired in 2011 and 2012.
Property management expense
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. Property management expenses were $5.8 million for the six months ended June 30, 2012, compared to $4.6 million for the same period in 2011. The $1.2 million increase in expenses is primarily attributable to an increase in salaries and higher incentive compensation expense in 2012.
General and administrative expenses
General and administrative expenses were $11.2 million for the six months ended June 30, 2012, compared to $10.4 million for the same period in 2011. The $0.8 million increase in expenses is primarily attributable to higher incentive compensation expense in 2012.
Depreciation

Depreciation was $60.8 million for the six months ended June 30, 2012, compared to $57.9 million for the same period in 2011. The increase in depreciation expense of $2.9 million was attributable to properties acquired in 2011 and 2012, as follows:

	Six Months Ended		Change
	June 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	$47,929	$48,912	(983)
Acquisitions (2)	5,780	1,294	4,486
Developments	376	—	376
Other (3)	6,733	7,668	(935)
	$60,818	$57,874	2,944
_____________________________

(1)	Consists of the 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes nine multifamily communities acquired in 2011 and 2012.

(3)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities and the nine multifamily communities acquired in 2011 and 2012.
Impairment and other losses
Impairment and other losses were $0.9 million, excluding the $0.3 million classified in "Income from discontinued operations", for the six months ended June 30, 2012, compared to $2.2 million for the same period in 2011. During the six months ended June 30, 2012, we recorded $0.9 million in charges as a result of warranty claims on units previously sold at two of our for-sale residential projects. The $0.3 million classified in "Income from discontinued operations" was the result of a non-cash impairment charge on one of our commercial assets, which is currently classified as held for sale. During the six months ended June 30, 2011, we recorded a $1.5 million charge for a loss contingency related to certain litigation, $0.5 million in casualty losses and $0.2 million in non-cash impairment charges.
Interest expense
Interest expense was $46.3 million for the six months ended June 30, 2012, compared to $41.3 million for the same period in 2011. The $5.0 million increase in expense is primarily the result of higher interest rates on the $250.0 million senior unsecured term loan that was entered into in July 2011 and the $150.0 million senior unsecured term loan that was entered into in May 2012, both of which replaced debt outstanding under our prior and current unsecured credit facilities.

Income (loss) from partially-owned unconsolidated entities

Income (loss) from partially-owned unconsolidated entities was income of $22.0 million for the six months ended June 30, 2012, compared to a loss of $0.5 million for the same period in 2011. The change is primarily attributable to the gain of approximately $21.9 million recognized on the redemption of our remaining 15% ownership interest in the 18-asset DRA/CLP joint venture, presented net of a $3.2 million non-cash impairment charge, which represents our pro rata share of an impairment recorded by the joint venture for 2011 but omitted in our annual financial statements for the year ended December 31, 2011. In addition to the net gain recognized on the DRA/CLP joint venture transaction, we recognized a gain of approximately $0.8 million on the sale of our 25% ownership interest in Colonial Promenade Madison, a commercial asset located in Huntsville, Alabama.

Noncontrolling interest in CRLP — preferred unitholders

In December 2011, we repurchased the remaining 1.0 million of the outstanding Series B Preferred Units from the existing holders; therefore, there were no dividends to preferred unitholders for the six months ended June 30, 2012, compared to $1.8 million for the six months ended June 30, 2011.

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
With $80.0 million of debt maturities remaining in 2012, we believe that cash generated from operations, dispositions of assets and borrowings under our credit facility will be sufficient to allow us to execute our 2012 business directives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.
Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:
Operating activities - Net cash provided by operating activities increased to $70.5 million for the six months ended June 30, 2012 from $70.2 million for the comparable prior year period. The change was primarily driven by an increase in operating performance at our same-property multifamily communities, which was partially offset by changes attributable to the timing of payments relating to prepaid expenses, accrued expenses and accounts payable. For 2012, we expect cash flows from operating activities to be higher than in 2011 due to acquisitions and developments placed into service in 2011.
Investing activities - Net cash used in investing activities was $110.4 million for the six months ended June 30, 2012, compared to $132.7 million for the comparable prior year period. The change is primarily the result of decreased acquisition activity in the six months ended June 30, 2012, net of restricted cash used from a Section 1031 exchange, when compared to the same period in the prior year, partially offset by an increase in development and capital expenditures for the six months ended June 30, 2012 when compared to the same period in the prior year. In addition, the six months ended June 30, 2011 includes cash used for the purchase of the outstanding mortgage loan secured by Colonial Grand at Traditions. As we continue to explore growth through potential acquisitions and developments, we expect our cash flow used in investing activities to increase in 2012, compared to 2011.
Financing activities - Net cash provided by financing activities was $40.5 million for the six months ended June 30, 2012, compared to net cash provided by financing activities of $68.6 million for the comparable prior year period. The change was primarily driven by $150.0 million of proceeds from a new term loan entered into during the six months ended June 30, 2012, offset by an increase in payments on our unsecured credit facility during the six months ended June 30, 2012, compared to $156.3 million of net cash proceeds from common shares issued pursuant to "at-the-market" equity offering programs during the six months ended June 30, 2011, offset by cash used for an unsecured senior note maturity payment during the six months ended June 30, 2011.
The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. We continue to see strong multifamily fundamentals, such as high occupancy rates, positive new and renewal lease rates over the expiring leases and a low homeownership rate, which all are positive developments for the multifamily industry.
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
On May 6, 2011, the Trust and CRLP filed a joint universal shelf registration statement with the SEC allowing the Trust to offer, from time to time, an unspecified amount of equity securities of the Trust (including common and preferred shares) and allowing CRLP to offer, from time to time, an unspecified amount of debt securities, each on an as-needed basis subject to the ability of the Trust and CRLP to effect offerings on satisfactory terms based on prevailing conditions. In 2011 (through July 8, 2011), the Trust sold 8,416,846 common shares under its December 2010 and May 2011 continuous "at-the-market" equity offering programs at a weighted average issuance price of $19.80 per share for net proceeds of approximately $163.7 million, net of underwriting discounts and administrative expenses. Pursuant to CRLP's Fourth Amended and Restated Agreement of Limited Partnership, each time the Trust issues common shares pursuant to the foregoing programs or other equity offerings, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold and the Trust contributes the net proceeds of such offerings to CRLP. The net proceeds resulting from this program were used to pay down a portion of the outstanding borrowings under CRLP's unsecured credit facility, to partially fund the acquisition of three multifamily properties, to partially fund the purchase of the Colonial Grand at Traditions joint venture mortgage loan and to fund other general corporate purposes. The Trust's last continuous “at-the-market” equity offering program was fully exhausted in July 2011.
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
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the six months ended June 30, 2012, we sold assets (or our interests in assets) for aggregate proceeds of approximately $5.7 million ($2.4 million from the sale of consolidated assets and $3.3 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). The proceeds were used to repay a portion of outstanding borrowings under our credit facility.
At June 30, 2012, our total outstanding debt balance was $1.84 billion. The outstanding balance includes fixed-rate debt of $1.71 billion, or 92.9% of the total debt balance, and variable-rate debt of $129.9 million, or 7.1% of the total debt balance. As further discussed below, at June 30, 2012, we had an unsecured revolving credit facility providing for total borrowings of up to $500.0 million and a cash management line providing for borrowings up to $35.0 million. The cash management line was amended and restated in April 2012, as discussed below.
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

The spread over LIBOR for syndicated borrowings under the credit facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of June 30, 2012, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc. or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wells Fargo which was amended and restated in April 2012. The amended and restated cash management line has a maturity date of March 29, 2016.

The Credit Facility and the cash management line had an outstanding balance at June 30, 2012 of $117.2 million, including $95.0 million outstanding on the Credit Facility and $22.2 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the cash management line was 1.65% and 1.24% as of June 30, 2012 and June 30, 2011, respectively.
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
The Credit Facility contains various ratios and covenants that are more fully described in Note 13 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. As of June 30, 2012, we were in compliance with these covenants.
Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "2012 Term Loan Agreement") with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan, of which CRLP borrowed the full $150.0 million at closing. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. The interest rate of the term loan is fixed through maturity at an all-in initial interest rate of 2.71%, based on the initial margin of 1.60% pursuant to two interest rate swaps. The term loan matures on May 11, 2017. The 2012 Term Loan Agreement contains various covenants and events of default that are more fully described in Note 13 - Financing Activities in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our unsecured credit facility.

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "2011 Term Loan Agreement") with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of June 30, 2012, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. We entered into two interest rate swaps to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. The term loan matures on August 1, 2018. The 2011 Term Loan Agreement contains various covenants and events of default that are more fully described in Note 13 - Financing Activities in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our unsecured credit facility.

Capital Investments / Cost Capitalization
The following table summarizes our capital investments and capitalized costs, consisting of costs associated with acquisition of assets, as well as development expenditures and other capitalized expenditures for our consolidated assets, for the three and six months ended June 30, 2012 and 2011:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Multifamily Acquisitions	$29,775	$17,615	$74,775	$110,495

Developments:
Multifamily	$24,227	$6,001	$38,091	$8,349
Commercial	4,104	712	7,518	4,241
For Sale / Other	—	—	—	206
Total Developments	$28,331	$6,713	$45,609	$12,796

Capital Expenditures:
Multifamily Capital Expenditures	$9,067	$6,051	$12,169	$9,281

Commercial Capital Expenditures	$163	$5	$339	$32
Commercial Tenant Improvements	$340	$200	$314	$209
Commercial Leasing Commissions	$—	$82	$93	$123
For the six months ended June 30, 2012 and 2011, our multifamily capital expenditures were $365 per unit and $279 per unit, respectively. For 2012, we estimate that capital expenditures per unit for our multifamily apartment communities will be similar to those in 2011, which were approximately $678 per unit.

We capitalize interest, real estate taxes and certain internal personnel and associated costs related to projects under development, construction and rehabilitation. The incremental personnel and associated costs are capitalized to the projects under development and rehabilitation based upon the effort associated with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. We cease the capitalization of such costs as the project becomes substantially complete and available for occupancy. In addition, prior to the completion of the project, we expense, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such project. Capitalized indirect costs associated with our projects under development or construction were $0.6 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $1.2 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.
Distributions
On July 25, 2012, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.18 per common share and per unit, totaling approximately $17.1 million. The distribution was declared to shareholders and partners of record as of August 6, 2012 and will be paid on August 13, 2012. The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's "REIT taxable income," subject to certain adjustments and excluding net capital gains, to be distributed to the Trust's shareholders.
Commitments and Contingencies
As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures. In connection with the other 2007 joint venture transaction, the DRA/CLP joint venture, the Trust assumed certain contingent liabilities, of which $4.1 million remained outstanding until our remaining 15% interest was redeemed by the joint venture, effective as of June 30, 2012, and in connection therewith, we were released from this contingent liability (see Note 12 - "Investment in Partially Owned Entities" in the Notes to the Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q). The liabilities were the direct obligation of the Trust and thus were not reflected in the Consolidated Condensed Balance Sheets of CRLP.
As of June 30, 2012, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

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
Guarantees and Other Arrangements
In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At June 30, 2012, the total amount of debt of the joint venture, which matures in January 2012, was approximately $15.3 million. At June 30, 2012, no liability was recorded for the guarantee. The fair value of this guarantee could change in the near term if the markets in which this property is located deteriorate or if there are other negative indicators.
Off-Balance Sheet Arrangements
At June 30, 2012, our pro-rata share of mortgage debt of unconsolidated joint ventures was $35.9 million. The aggregate maturities of this mortgage debt are as follows:

($ in millions)
2012	$12.4
2013	5.8
2014	4.9
2015	0.2
2016	—
Thereafter	12.6
$35.9

Our pro-rata share of mortgage debt of unconsolidated joint ventures has declined from $147.7 million as of March 31, 2012 to $35.9 million as of June 30, 2012, primarily as a result of the DRA/CLP joint venture transaction, which was effective as of June 30, 2012. As a result of the transaction, we no longer have responsibility for $111.3 million of the joint venture's mortgage debt, which represented our pro-rata share of the debt. Of the $35.9 million outstanding, the $12.4 million maturing in 2012 represents our pro-rata portion of the amount outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which we acquired from the lender in May 2010 (see Note 2 - "Summary of Significant Accounting Policies - Notes Receivable" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q). We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
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

derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the three months ended June 30, 2012, there were no material changes to these policies.
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
On April 11, 2012, we entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $100.0 million, a fixed interest rate of 1.13%, and a maturity date of May 11, 2017. In accordance with the agreement, we will pay the fixed rate and receive a variable rate based on one-month LIBOR. Also, on April 27, 2012, we entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 1.06%, and a maturity date of May 11, 2017. In accordance with the agreement, we will pay the fixed rate and receive a variable rate based on one-month LIBOR. These interest rate swap agreements became effective on May 11, 2012 upon the execution of a new $150.0 million term loan (see "Senior Unsecured Term Loans" above).
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings as “Interest expense” as interest payments are made on our variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a “Loss on hedging activities.” We did not reclassify amounts to "Loss on hedging activities" for the three and six months ended June 30, 2012 and 2011.
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $1.8 million and $0.1 million during the three months ended June 30, 2012 and 2011, respectively. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $3.3 million and $0.2 million during the six months ended June 30, 2012 and 2011, respectively. Over the next 12 months, the Company expects to reclassify $7.4 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest Rate Swaps	4	$400,000

In addition, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.
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
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2012, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 92.9%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share and unit data)	2012	2011	2012	2011
Net income (loss) available to common shareholders	$16,377	$(6,437)	$10,401	$(18,060)
Noncontrolling interest in CRLP	1,334	(554)	848	(1,596)
Total	$17,711	$(6,991)	$11,249	$(19,656)
Adjustments (consolidated):
Real estate depreciation	31,169	31,779	63,131	63,530
Real estate amortization	1,502	1,984	3,620	4,030
Impairment on depreciable asset	271	—	271	—
(Gain)/loss on sale of property, net of income tax and
noncontrolling interest	20	(23)	249	56
Gain/(loss) on sale of undepreciated property, net of income
tax and noncontrolling interest	(8)	10	(269)	(69)
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	1,035	1,598	2,151	3,249
Real estate amortization	355	528	722	1,182
(Gain)/loss on sale of property	(21,906)	4	(22,709)	25
Funds from operations	$30,149	$28,889	$58,415	$52,347
Income allocated to participating securities	(242)	(216)	(460)	(399)
Funds from operations available to common shareholders
and unitholders	$29,907	$28,673	$57,955	$51,948

FFO per share:
Basic	$0.32	$0.32	$0.61	$0.58
Diluted	$0.32	$0.32	$0.61	$0.58

Weighted average common shares outstanding — basic	87,201	83,588	87,106	81,562
Weighted average partnership units outstanding — basic (1)	7,162	7,259	7,166	7,271
Weighted average shares and units outstanding — basic	94,363	90,847	94,272	88,833
Effect of diluted securities	289	—	276	—
Weighted average shares and units outstanding — diluted	94,652	90,847	94,548	88,833
________________________

(1)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2012, we had approximately $129.9 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.8 billion of outstanding total debt and our $3.3 billion of total assets at June 30, 2012.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $1.3 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.3 million. This assumes that the amount outstanding under our variable rate debt remains approximately $129.9 million, which was the outstanding principal balance at June 30, 2012.
At June 30, 2012, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures
Controls and Procedures with respect to the Trust

(a)	Disclosure controls and procedures.
The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, of the effectiveness as of June 30, 2012 of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and the Trust’s chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Controls and Procedures with respect to CRLP

(a)	Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of June 30, 2012 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of repurchases by the Trust of common shares of the Trust for the three months ended June 30, 2012 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans
April 1 – April 30, 2012	5,656	$23.80	—	—
May 1 – May 31, 2012	26	21.15	—	—
June 1 – June 30, 2012	148	21.25	—	—
Total	5,830	$23.72	—	—
___________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan, as amended. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended June 30, 2012, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

During the period from April 1, 2012 through June 30, 2012, the Trust issued the following common shares in exchange for common units of CRLP:

Units Exchanged /
Date	Shares Issued
April 4, 2012	4,666
June 13, 2012	9,970

In each case, the units were tendered for redemption by certain limited partners of CRLP in accordance with the terms of the Fourth Amended and Restated Agreement of Limited Partnership (the "CRLP Partnership Agreement"). All of the 14,636 common shares were issued to limited partners of CRLP in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, based on an exchange ratio of one common share for each common unit of CRLP.
The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plan, as amended, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). CRLP issued to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended June 30, 2012, CRLP issued 112,880 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $0.3 million.

Item 6.	Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

August 8, 2012	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

August 8, 2012	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

By: Colonial Properties Trust
Its General Partner

August 8, 2012	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

August 8, 2012	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

10.1
Term Loan Agreement, dated as of May 11, 2012, by and among CRLP and U.S. Bank National Association as administrative agent, U.S. Bank National Association and PNC Capital Markets LLC as joint lead arrangers, PNC Bank, National Association as syndication agent, and certain other financial institutions party thereto as lenders
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2012

10.2	Guaranty, dated as of May 11, 2012, by the Trust in favor of the agent and the lenders party to the Term Loan Agreement, dated as of May 11, 2012	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2012

10.3
First Amendment, dated as of May 11, 2012, to Credit Agreement dated March 30, 2012, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wells Fargo Bank, National Association, as Agent for the Lenders, and the Lenders named therein
Filed herewith

10.4
First Amendment, dated as of March 30, 2012, to Term Loan Agreement dated July 22, 2011, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wells Fargo Bank, National Association, as Agent for the Lenders, and the Lenders named therein
Filed herewith

10.5
Second Amendment, dated as of May 11, 2012, to Term Loan Agreement dated July 22, 2011, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wells Fargo Bank, National Association, as Agent for the Lenders, and the Lenders named therein
Filed herewith

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

101
XBRL (Extensible Business Reporting Language). The following materials from the Trust's and CRLP's Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited); (ii) Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 (unaudited); (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); (iv) Consolidated Statements Shareholders' Equity (Trust) and Partners' Equity (CRLP) for the six months ended June 30, 2012 and 2011 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.
Filed herewith