Form 10-Q
period 2012-09-30
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2012-11-07
CIK 909111, 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
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
As of November 5, 2012, Colonial Properties Trust had 88,114,413 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Page
PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements:

Colonial Properties Trust

Consolidated Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited)	3

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2012 and 2011 (unaudited)	4

Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 (unaudited)	5

Consolidated Statements of Shareholders' Equity for the Nine Months ended September 30, 2012 and 2011 (unaudited)	6

Colonial Realty Limited Partnership

Consolidated Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited)	7

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2012 and 2011 (unaudited)	8

Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 (unaudited)	9

Consolidated Statements of Partners' Equity for the Nine Months ended September 30, 2012 and 2011 (unaudited)	10

Notes to Consolidated Condensed Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	49

Item 4. Controls and Procedures	49

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6. Exhibits	51

SIGNATURES	52

EXHIBIT INDEX	53

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2012 of Colonial Properties Trust and Colonial Realty Limited Partnership. References to “the Trust” or “Colonial” mean to Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), and its consolidated subsidiaries, and references to “CRLP” mean Colonial Realty Limited Partnership, a Delaware limited partnership, and its consolidated subsidiaries. The term “the Company” refers to the Trust and CRLP, collectively.
The Trust is the sole general partner of, and, as of September 30, 2012, owned a 92.5% limited partner interest in, CRLP. The remaining limited partner interests are held by persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties and who received units in exchange for such properties. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
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

The presentation of the Trust's shareholders' equity and CRLP's equity are the principal areas of difference between the consolidated financial statements of the Trust and those of CRLP. The Trust's shareholders' equity includes common shares, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive loss and redeemable common units. CRLP's equity includes common equity of the general partner (the Trust), limited partners' preferred equity, limited partners' noncontrolling interest, accumulated other comprehensive loss and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust.

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

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)	(audited)
	September 30, 2012	December 31, 2011
ASSETS
Land, buildings & equipment	$3,315,910	$3,445,455
Undeveloped land and construction in progress	302,923	306,826
Less: Accumulated depreciation	(768,829)	(731,894)
Real estate assets held for sale, net	238,040	10,543
Net real estate assets	3,088,044	3,030,930
Cash and cash equivalents	4,931	6,452
Restricted cash	23,528	43,489
Accounts receivable, net	25,277	26,762
Notes receivable	42,576	43,787
Prepaid expenses	19,180	19,912
Deferred debt and lease costs	24,810	22,408
Investment in partially-owned entities	8,362	12,303
Other assets	48,463	52,562
Total assets	$3,285,171	$3,258,605
LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,644,140	$1,575,727
Unsecured credit facility	183,624	184,000
Total debt	1,827,764	1,759,727
Accounts payable	36,965	50,266
Accrued interest	15,911	11,923
Accrued expenses	42,521	15,731
Investment in partially-owned entities	6,967	31,577
Other liabilities	36,335	25,208
Total liabilities	1,966,463	1,894,432
Redeemable noncontrolling interest:
Common units	160,093	159,582
Equity:
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 93,737,099 and 93,096,722 shares issued at September 30, 2012 and December 31, 2011, respectively	937	931
Additional paid-in capital	1,972,128	1,964,881
Cumulative earnings	1,271,911	1,267,958
Cumulative distributions	(1,910,306)	(1,862,838)
Noncontrolling interest	700	728
Treasury shares, at cost; 5,623,150 shares at September 30, 2012 and December 31, 2011	(150,163)	(150,163)
Accumulated other comprehensive loss	(26,592)	(16,906)
Total shareholders' equity	1,158,615	1,204,591
Total liabilities, noncontrolling interest and shareholders' equity	$3,285,171	$3,258,605

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Minimum rent	$79,892	$72,152	$235,073	$209,170
Tenant recoveries	2,178	2,173	6,615	6,109
Other property related revenue	14,757	12,411	41,293	35,509
Other non-property related revenue	1,275	1,967	4,090	5,950
Total revenues	98,102	88,703	287,071	256,738
Operating expenses:
Property operating expense	28,187	26,328	79,337	72,584
Taxes, licenses and insurance	10,819	9,789	32,304	29,285
Property management expense	3,238	2,395	9,085	6,998
General and administrative expense	5,896	5,204	17,108	15,595
Management fees and other expenses	1,392	2,028	5,206	5,681
Investment and development expenses	41	458	632	1,437
Depreciation	29,804	28,032	87,968	83,292
Amortization	1,490	1,961	4,632	5,545
Impairment and other losses	547	100	1,441	2,344
Total operating expenses	81,414	76,295	237,713	222,761
Income from operations	16,688	12,408	49,358	33,977
Other income (expense):
Interest expense	(23,037)	(22,309)	(69,367)	(63,582)
Debt cost amortization	(1,450)	(1,218)	(4,286)	(3,516)
Interest income	459	332	2,010	1,001
(Loss) income from partially-owned unconsolidated entities	(517)	(618)	21,505	(1,091)
Gain (loss) on sale of property	142	75	(94)	19
Income taxes and other	(224)	(221)	(690)	(740)
Total other income (expense)	(24,627)	(23,959)	(50,922)	(67,909)
Loss from continuing operations	(7,939)	(11,551)	(1,564)	(33,932)
Income from discontinued operations	977	2,325	5,882	6,907
Gain (loss) on disposal of discontinued operations	—	23,675	(14)	23,675
Net income from discontinued operations	977	26,000	5,868	30,582
Net (loss) income	(6,962)	14,449	4,304	(3,350)
Noncontrolling interest
Continuing operations:
Noncontrolling interest in CRLP — common unitholders	597	957	120	2,924
Noncontrolling interest in CRLP — preferred unitholders	—	(906)	—	(2,719)
Noncontrolling interest of limited partners	(12)	(4)	(29)	(47)
Discontinued operations:
Noncontrolling interest in CRLP	(73)	(1,997)	(442)	(2,437)
Loss (income) attributable to noncontrolling interest	512	(1,950)	(351)	(2,279)
Net (loss) income available to common shareholders	$(6,450)	$12,499	$3,953	$(5,629)
Net (loss) income per common share — basic:
Continuing operations	$(0.09)	$(0.13)	$(0.02)	$(0.41)
Discontinued operations	0.01	0.27	0.06	0.34
Net (loss) income per common share — basic	$(0.08)	$0.14	$0.04	$(0.07)
Net (loss) income per common share — diluted:
Continuing operations	$(0.09)	$(0.13)	$(0.02)	$(0.41)
Discontinued operations	0.01	0.27	0.06	0.34
Net (loss) income per common share — diluted	$(0.08)	$0.14	$0.04	$(0.07)
Weighted average common shares outstanding:
Basic	87,325	86,573	87,183	83,250
Diluted	87,325	86,573	87,183	83,250
Net (loss) income	$(6,962)	$14,449	$4,304	$(3,350)
Other comprehensive (loss) income:
Changes in fair value of qualifying hedges	(5,151)	(16,282)	(15,736)	(15,745)
Adjust for amounts included in net (loss) income	1,931	1,365	5,263	1,605
Comprehensive loss	$(10,182)	$(468)	$(6,169)	$(17,490)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,304	$(3,350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,976	102,861
(Income) loss from partially-owned unconsolidated entities	(21,505)	1,091
Loss (gain) on sale of property	392	(23,694)
Impairment and other losses	4,692	2,344
Distributions of income from partially-owned unconsolidated entities	689	3,084
Share-based compensation expense	6,594	4,476
Other, net	(361)	1,206
Change in:
Restricted cash	609	2,499
Accounts receivable	4,422	(7,076)
Prepaid expenses	732	(5,478)
Other assets	2,998	2,254
Accounts payable	(3,738)	8,598
Accrued interest	3,988	4,315
Accrued expenses and other	22,941	12,960
Net cash provided by operating activities	126,733	106,090
Cash flows from investing activities:
Acquisition of properties	(78,490)	(189,932)
Development expenditures	(72,402)	(26,029)
Capital expenditures, tenant improvements and leasing commissions	(22,130)	(16,156)
Proceeds from sale of property, net of selling costs	10,906	119,740
Restricted cash	19,352	(15,281)
Issuance of notes receivable	—	(17,941)
Repayments of notes receivable	1,874	1,220
Distributions from partially-owned unconsolidated entities	3,029	—
Capital contributions to partially-owned unconsolidated entities	(54)	(189)
Net cash used in investing activities	(137,915)	(144,568)
Cash flows from financing activities:
Proceeds from additional borrowings	150,000	250,000
Proceeds from dividend reinvestment plan and exercise of stock options	5,326	3,382
Proceeds from common share issuance, net of expenses	—	163,421
Principal reductions of debt	(81,868)	(58,321)
Payment of debt issuance costs	(5,309)	(2,779)
Proceeds from borrowings on revolving credit lines	515,000	1,306,000
Payments on revolving credit lines and overdrafts	(522,153)	(1,581,049)
Dividends paid to common shareholders	(47,468)	(40,163)
Distributions to noncontrolling partners in CRLP	(3,867)	(3,270)
Net cash provided by financing activities	9,661	37,221
Increase in cash and cash equivalents	(1,521)	(1,257)
Cash and cash equivalents, beginning of period	6,452	4,954
Cash and cash equivalents, end of period	$4,931	$3,697

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$66,303	$60,606
Cash received during the period for income taxes	$—	$(729)

Supplemental disclosure of non-cash transactions:
Change in accrual of construction expenses and capital expenditures	$2,786	$2,527
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$—	$17,615

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share data)

Nine months ended September 30, 2012 and 2011	Common Shares	Additional Paid-In Capital	Cumulative Earnings	Cumulative Distributions	Noncontrolling Interest	Preferred Units	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Common Units
Balance, December 31, 2010	$840	$1,808,298	$1,260,944	$(1,808,700)	$769	$50,000	$(150,163)	$(2,231)	$1,159,757	$145,539
Net income (loss)			(3,000)		47				(2,953)	$(397)
Reclassification adjustment for amounts included in net income (loss)								1,573	1,573
Changes in fair value of qualifying hedges								(14,507)	(14,507)	(1,205)
Distributions on common shares ($0.45 per share)				(37,444)					(37,444)	(3,270)
Distributions on preferred units of CRLP				(2,719)					(2,719)
Issuance of restricted common shares of beneficial interest	3	395							398
Amortization of stock based compensation		4,476							4,476
Cancellation of vested restricted shares to pay taxes	(2)	(1,661)							(1,663)
Issuance of common shares from options exercised	1	748							749
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan	2	4,291							4,293
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership	1	940							941	(941)
Equity Offering Programs, net of cost	84	163,337							163,421
Change in interest of limited partners					(60)				(60)
Change in redemption value of common units		(4,890)							(4,890)	4,890
Balance, September 30, 2011	$929	$1,975,934	$1,257,944	$(1,848,863)	$756	$50,000	$(150,163)	$(15,165)	$1,271,372	$144,616

Balance, December 31, 2011	$931	$1,964,881	$1,267,958	$(1,862,838)	$728	$—	$(150,163)	$(16,906)	$1,204,591	$159,582
Net income (loss)			3,953		29				3,982	$322
Reclassification adjustment for amounts included in net income (loss)								4,868	4,868	395
Changes in fair value of qualifying hedges								(14,554)	(14,554)	(1,182)
Distributions on common shares ($0.54 per share)				(47,468)					(47,468)	(3,867)
Issuance of restricted common shares of beneficial interest	4	181							185
Amortization of stock based compensation		6,594							6,594
Cancellation of vested restricted shares to pay taxes	(1)	(1,417)							(1,418)
Issuance of common shares from options exercised	—	771							771
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan	3	5,961							5,964
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership	—	359							359	(359)
Change in interest of limited partners					(57)				(57)
Change in redemption value of common units		(5,202)							(5,202)	5,202
Balance, September 30, 2012	$937	$1,972,128	$1,271,911	$(1,910,306)	$700	$—	$(150,163)	$(26,592)	$1,158,615	$160,093

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(unaudited)	(audited)
	September 30, 2012	December 31, 2011
ASSETS
Land, buildings & equipment	$3,315,908	$3,445,441
Undeveloped land and construction in progress	302,923	306,826
Less: Accumulated depreciation	(768,827)	(731,880)
Real estate assets held for sale, net	238,040	10,543
Net real estate assets	3,088,044	3,030,930
Cash and cash equivalents	4,931	6,452
Restricted cash	23,528	43,489
Accounts receivable, net	25,277	26,762
Notes receivable	42,576	43,787
Prepaid expenses	19,180	19,912
Deferred debt and lease costs	24,810	22,408
Investment in partially-owned entities	8,362	12,303
Other assets	48,360	52,385
Total assets	$3,285,068	$3,258,428
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,644,140	$1,575,727
Unsecured credit facility	183,624	184,000
Total debt	1,827,764	1,759,727
Accounts payable	36,861	50,090
Accrued interest	15,911	11,923
Accrued expenses	42,521	15,731
Investment in partially-owned entities	6,967	27,432
Other liabilities	36,335	25,174
Total liabilities	1,966,359	1,890,077
Redeemable units, at redemption value - 7,152,752 and 7,169,388 units outstanding at September 30, 2012 and December 31, 2011, respectively	160,093	159,582
General partner —
Common equity - 88,113,949 and 87,473,572 units outstanding at September 30, 2012 and December 31, 2011, respectively	1,184,508	1,224,947
Limited partners’ noncontrolling interest in consolidated partnership	700	728
Accumulated other comprehensive loss	(26,592)	(16,906)
Total equity	1,158,616	1,208,769
Total liabilities and equity	$3,285,068	$3,258,428

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Minimum rent	$79,892	$72,152	$235,073	$209,170
Tenant recoveries	2,178	2,173	6,615	6,109
Other property related revenue	14,757	12,411	41,293	35,509
Other non-property related revenue	1,275	1,967	4,090	5,950
Total revenues	98,102	88,703	287,071	256,738
Operating expenses:
Property operating expense	28,187	26,328	79,337	72,584
Taxes, licenses and insurance	10,819	9,789	32,304	29,285
Property management expense	3,238	2,395	9,085	6,998
General and administrative expense	5,896	5,204	17,108	15,595
Management fees and other expenses	1,392	2,028	5,206	5,681
Investment and development expenses	41	458	632	1,437
Depreciation	29,804	28,032	87,968	83,292
Amortization	1,490	1,961	4,632	5,545
Impairment and other losses	547	100	1,441	2,344
Total operating expenses	81,414	76,295	237,713	222,761
Income from operations	16,688	12,408	49,358	33,977
Other income (expense):
Interest expense	(23,037)	(22,309)	(69,367)	(63,582)
Debt cost amortization	(1,450)	(1,218)	(4,286)	(3,516)
Interest income	459	332	2,010	1,001
(Loss) income from partially-owned unconsolidated entities	(517)	(618)	17,360	(1,091)
Gain (loss) on sale of property	142	75	(94)	19
Income taxes and other	(224)	(221)	(690)	(740)
Total other income (expense)	(24,627)	(23,959)	(55,067)	(67,909)
Loss from continuing operations	(7,939)	(11,551)	(5,709)	(33,932)
Income from discontinued operations	977	2,325	5,882	6,907
Gain (loss) on disposal of discontinued operations	—	23,675	(14)	23,675
Net income from discontinued operations	977	26,000	5,868	30,582
Net (loss) income	(6,962)	14,449	159	(3,350)
Noncontrolling interest of limited partners — continuing operations	(12)	(4)	(29)	(47)
Net (loss) income attributable to CRLP	(6,974)	14,445	130	(3,397)
Distributions to limited partner preferred unitholders	—	(906)	—	(2,719)
Net (loss) income available to common unitholders	$(6,974)	$13,539	$130	$(6,116)
Net loss available to common unitholders allocated to limited partners — continuing operations	597	957	120	2,924
Net income available to common unitholders allocated to limited partners — discontinued operations	(73)	(1,997)	(442)	(2,437)
Net (loss) income available to common unitholders allocated to general partner	$(6,450)	$12,499	$(192)	$(5,629)
Net (loss) income per common unit — basic:
Continuing operations	$(0.09)	$(0.13)	$(0.07)	$(0.41)
Discontinued operations	0.01	0.27	0.06	0.34
Net (loss) income per common unit — basic	$(0.08)	$0.14	$(0.01)	$(0.07)
Net (loss) income per common unit — diluted:
Continuing operations	$(0.09)	$(0.13)	$(0.07)	$(0.41)
Discontinued operations	0.01	0.27	0.06	0.34
Net (loss) income per common unit — diluted	$(0.08)	$0.14	$(0.01)	$(0.07)
Weighted average common units outstanding:
Basic	94,478	93,826	94,344	90,515
Diluted	94,478	93,826	94,344	90,515
Net (loss) income attributable to CRLP	$(6,974)	$14,445	$130	$(3,397)
Other comprehensive (loss) income:
Changes in fair value of qualifying hedges	(5,151)	(16,282)	(15,736)	(15,745)
Adjust for amounts included in net (loss) income	1,931	1,365	5,263	1,605
Comprehensive loss	$(10,194)	$(472)	$(10,343)	$(17,537)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$159	$(3,350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,976	102,861
(Income) loss from partially-owned unconsolidated entities	(17,360)	1,091
Loss (gain) on sale of property	392	(23,694)
Impairment and other losses	4,692	2,344
Distributions of income from partially-owned unconsolidated entities	689	3,084
Share-based compensation expense	6,594	4,476
Other, net	(361)	1,206
Change in:
Restricted cash	609	2,499
Accounts receivable	4,422	(7,076)
Prepaid expenses	732	(5,478)
Other assets	2,998	2,254
Accounts payable	(3,738)	8,598
Accrued interest	3,988	4,315
Accrued expenses and other	22,941	12,960
Net cash provided by operating activities	126,733	106,090
Cash flows from investing activities:
Acquisition of properties	(78,490)	(189,932)
Development expenditures	(72,402)	(26,029)
Capital expenditures, tenant improvements and leasing commissions	(22,130)	(16,156)
Proceeds from sales of property, net of selling costs	10,906	119,740
Restricted cash	19,352	(15,281)
Issuance of notes receivable	—	(17,941)
Repayments of notes receivable	1,874	1,220
Distributions from partially-owned unconsolidated entities	3,029	—
Capital contributions to partially-owned unconsolidated entities	(54)	(189)
Net cash used in investing activities	(137,915)	(144,568)
Cash flows from financing activities:
Proceeds from additional borrowings	150,000	250,000
Proceeds from dividend reinvestment plan and exercise of stock options	5,326	3,382
Proceeds from issuance of common units	—	163,421
Principal reductions of debt	(81,868)	(58,321)
Payment of debt issuance costs	(5,309)	(2,779)
Proceeds from borrowings on revolving credit lines	515,000	1,306,000
Payments on revolving credit lines and overdrafts	(522,153)	(1,581,049)
Dividends paid to common shareholders	(47,468)	(40,163)
Distributions to noncontrolling partners in CRLP	(3,867)	(3,270)
Net cash provided by financing activities	9,661	37,221
Increase in cash and cash equivalents	(1,521)	(1,257)
Cash and cash equivalents, beginning of period	6,452	4,954
Cash and cash equivalents, end of period	$4,931	$3,697

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$66,303	$60,606
Cash received during the period for income taxes	$—	$(729)

Supplemental disclosure of non-cash transactions:
Change in accrual of construction expenses and capital expenditures	$2,786	$2,527
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$—	$17,615

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	General Partner Common Equity	Limited Partners’ Preferred Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total	Redeemable Common Units
For the nine months ended September 30, 2012 and 2011
Balance, December 31, 2010	$1,118,086	$48,724	$769	$(2,231)	$1,165,348	$145,539
Net income (loss)	(5,719)	2,719	47		(2,953)	(397)
Reclassification adjustment for amounts included in net income (loss)				1,573	1,573
Changes in fair value of qualifying hedges				(14,507)	(14,507)	(1,205)
Distributions to common unitholders	(37,444)				(37,444)	(3,270)
Distributions to preferred unitholders		(2,719)			(2,719)
Change in interest of limited partners			(60)		(60)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	170,263				170,263
Redemption of partnership units for shares	941				941	(941)
Change in redeemable noncontrolling interest	(4,890)				(4,890)	4,890
Balance, September 30, 2011	$1,241,237	$48,724	$756	$(15,165)	$1,275,552	$144,616

Balance, December 31, 2011	$1,224,947	$—	$728	$(16,906)	$1,208,769	$159,582
Net income (loss)	(192)	—	29		(163)	322
Reclassification adjustment for amounts included in net income (loss)				4,868	4,868	395
Changes in fair value of qualifying hedges				(14,554)	(14,554)	(1,182)
Distributions to common unitholders	(47,468)				(47,468)	(3,867)
Change in interest of limited partners			(57)		(57)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	12,064				12,064
Redemption of partnership units for shares	359				359	(359)
Change in redeemable noncontrolling interest	(5,202)				(5,202)	5,202
Balance, September 30, 2012	$1,184,508	$—	$700	$(26,592)	$1,158,616	$160,093

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST AND COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
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

Note 1 — Organization and Business
As used herein, "Colonial" or the "Trust" means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”) and Colonial Properties Services Limited Partnership (“CPSLP”). The term "the Company" refers to the Trust and CRLP, collectively. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is the sole general partner of, and, as of September 30, 2012, owned a 92.5% limited partner interest in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT, and the Trust's only material asset is its ownership of limited partnership interests in CRLP. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
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
As of September 30, 2012, the Company owned or maintained a partial ownership in:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	112	(2)	34,051	3	1,016	115	35,067
Commercial properties (3)	9		2,362,000	12	2,053,000	21	4,415,000
______________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes spaced owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

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
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements of the Trust and CRLP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments

(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Consolidated Condensed Balance Sheets at December 31, 2011 of the Trust and CRLP have been derived from the respective audited financial statements at that date, but do not include all of the information and footnotes required by GAAP for complete financial statements.
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
The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes and effective income tax rate were zero for each of the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, the Company had no net deferred tax asset after the effect of the valuation allowance.
Tax years 2003 through 2011 are subject to examination by the federal taxing authorities. Generally, tax years 2009 through 2011 are subject to examination by state taxing authorities. There are no state tax examinations currently in process.
The Company may from time to time be assessed interest or penalties by federal and state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as "Income taxes and other".
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent. As of September 30, 2012, the Company did not have any impaired notes receivable.
As of September 30, 2012, the Company had notes receivable of $42.6 million consisting primarily of:

•
$24.6 million outstanding on the construction note, which is secured by the property, for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. On January 31, 2012, the Company and the joint venture amended the note and related loan documents to extend the maturity date to December 2012, fix the annual interest rate at 5.25%, provide for two additional one-year extension options and reduce the joint venture partner's guarantee to $1.3 million.

•	$16.7 million outstanding on a seller-financing note with a five-year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.

The Company had accrued interest related to its outstanding notes receivable of $0.3 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company had no reserve recorded against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at September 30, 2012 and December 31, 2011 was approximately 5.4% and 4.9%, respectively. Interest income is recognized on an accrual basis.

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

	Fair value measurements as of
($ in thousands)	September 30, 2012
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including assets held for sale	$44,761	$—	$—	$44,761
Investment in partially-owned entities	$2,473	$—	$—	$2,473
Derivative financial instruments	$(27,452)	$—	$(27,452)	$—

Real estate assets

Real estate assets, including assets held for sale, were valued using sales activity for similar assets, current contracts and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, units sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity, including current offers. The valuation technique and related inputs vary with the specific facts and circumstances of each project.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Indebtedness

At September 30, 2012, the estimated fair value of fixed rate debt was approximately $1.75 billion (carrying value of $1.63 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $196.2 million. The Company has determined that the fair value of its fixed and variable rate debt is classified as Level 2 of the fair value hierarchy.

Notes Receivable

The estimated fair value of the Company’s notes receivable at September 30, 2012 and December 31, 2011 was consistent with the carrying values of approximately $42.6 million and $43.8 million, respectively, based on market rates and similar financing arrangements after giving consideration to the credit standing of the borrowers. The Company has determined that the fair value of its notes receivable is classified as Level 3 of the fair value hierarchy.
The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at September 30, 2012. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented above are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.

Note 3 — Real Estate Activity
Acquisition Activity
During the nine months ended September 30, 2012, the Company acquired the following multifamily apartment communities:

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
The following unaudited pro forma financial information for the three and nine months ended September 30, 2012 and 2011, gives effect to the above operating property acquisitions as if they had occurred at the beginning of the periods presented. The information for the three and nine months ended September 30, 2012, includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The information for the three and nine months ended September 30, 2011, also includes pro forma results for eight acquisitions completed in 2011. The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2012	2011	2012	2011
Total revenue	$98,102	$92,498	$287,745	$272,334
Net (loss) income available to common shareholders	$(6,450)	$12,216	$3,646	$(7,017)
Net (loss) income per common share — dilutive	$(0.08)	$0.14	$0.04	$(0.08)
Disposition Activity
In July 2012, the Company sold 53,000 square feet at Colonial Promenade Tannehill, a 445,000 square-foot (including anchor-owned square footage) commercial asset located in Birmingham, Alabama, for a sales price of $5.6 million. The Company had no other wholly-owned operating property dispositions during the three and nine months ended September 30, 2012. During the same period in 2011, the Company disposed of six wholly-owned operating properties for an aggregate sales price of $105.8 million.
In some cases, the Company uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Of the proceeds received during 2011 from the sale of assets, $16.0 million remains in temporary restricted cash accounts pending the fulfillment of Section 1031 exchange requirements.

Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as discontinued operations for all periods presented.
Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by the Board of Trustees' investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of September 30, 2012, the Company had classified five multifamily apartment communities, four commercial assets, two for-sale developments and four outparcels/pads as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheets of the Trust and CRLP at $238.0 million as of September 30, 2012, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these assets as of September 30, 2012. The operations of the five multifamily apartment communities and the four commercial assets that are classified as held for sale are reflected in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as discontinued operations for all periods presented.

Below is a summary of the operations of the properties classified as discontinued operations during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2012	2011	2012	2011
Property revenues:
Minimum rent	$6,924	$9,871	$20,694	$29,566
Tenant recoveries	685	715	2,121	1,975
Other revenue	843	1,433	2,787	4,872
Total revenues	8,452	12,019	25,602	36,413

Property expenses:
Property operating and administrative expense	3,202	5,250	9,449	14,897
Depreciation	1,336	3,883	6,696	12,744
Amortization	(5)	271	400	975
Impairment	2,979	—	3,251	—
Total operating expenses	7,512	9,404	19,796	28,616

Interest income (expense), net	37	(283)	76	(870)
Debt cost amortization	—	(7)	—	(20)
Income from discontinued operations before net loss on disposition of discontinued operations	977	2,325	5,882	6,907
Net gain (loss) on disposition of discontinued operations	—	23,675	(14)	23,675
Noncontrolling interest in CRLP from discontinued operations	(73)	(1,997)	(442)	(2,437)
Income from discontinued operations attributable to parent company	$904	$24,003	$5,426	$28,145
For-Sale Activities
During the three and nine months ended September 30, 2012, the Company sold two and six for-sale residential units, respectively, for total sales proceeds of $1.3 million and $3.1 million, respectively. The Company also sold one residential lot during the nine months ended September 30, 2012 for total sales proceeds of $0.1 million. During the three and nine months ended September 30, 2011, the Company sold three and eight for-sale residential units, respectively, for total sales proceeds of $1.3 million and $3.2 million, respectively. These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the Company’s unsecured credit facility.
As of September 30, 2012, the Company had seven for-sale residential units and 39 lots remaining. These units/lots, valued at $7.7 million in the aggregate, are reflected in "Real estate assets held for sale, net" on the Consolidated Condensed Balance Sheets of the Trust and CRLP at September 30, 2012.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Impairment and Other Losses
During the three months ended September 30, 2012, the Company recorded a $3.0 million non-cash impairment charge on one of the Company's commercial assets currently classified as held for sale and therefore presented in "Income from Discontinued Operations" in the Company's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss). The Company also recorded a $0.4 million other than temporary non-cash impairment charge on one of its joint venture investments consisting of undeveloped land during the three months ended September 30, 2012. Additionally, during the nine months ended September 30, 2012, the Company recorded a $0.9 million charge as a result of warranty claims on units previously sold at two of the Company's for-sale residential projects and a $0.3 million non-cash impairment charge on one of the Company's commercial assets that was subsequently disposed of and therefore presented in "Income from Discontinued Operations" in the Company's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss).
During the nine months ended September 30, 2011, the Company recorded $1.5 million for a loss contingency related to certain litigation, $0.6 million in casualty losses and $0.2 million in non-cash impairment charges. These charges are included in “Impairment and other losses” in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the three and nine months ended September 30, 2011.

Note 4 — Undeveloped Land and Construction in Progress
The Company currently has six active development projects, as outlined in the table below. In addition, the Company owns approximately $206.6 million of undeveloped land parcels that are held for future developments. During the three months ended September 30, 2012, the Company completed the construction of Colonial Grand at Hampton Preserve, a 486-unit multifamily apartment community located in Tampa, Florida. The development had a total cost of $52.2 million. Additionally, the Company completed the infrastructure of Colonial Promenade Huntsville, a commercial development located in Huntsville, Alabama, for a total cost of $4.1 million (net of reimbursements received from the shadow-anchor). Of the future developments listed below, the Company expects to initiate development of at least one additional multifamily apartment community during 2012. Although the Company believes that it is probable that it will develop certain of the other projects in the future as market conditions dictate, there can be no assurance that the Company will pursue any of these particular future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Ayrsley (Phase II)	Charlotte, NC	81	$2,115
Colonial Grand at Double Creek	Austin, TX	296	22,958
Colonial Grand at Lake Mary (Phase I)	Orlando, FL	232	24,952
Colonial Grand at Lake Mary (Phase II)	Orlando, FL	108	7,362
Colonial Grand at Randal Park	Orlando, FL	462	17,420
Colonial Reserve at South End	Charlotte, NC	353	21,473
Total Active Developments		1,532	$96,280

Future Developments:
Multifamily:
Colonial Grand at Azure	Las Vegas, NV	390	$10,575
Colonial Grand at Bellevue (Phase II)	Nashville, TN	220	3,594
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Thunderbird	Phoenix, AZ	244	7,954
		1,049	$29,363
Commercial:
Colonial Promenade Huntsville	Huntsville, AL	—	$4,496
Colonial Promenade Nord du Lac (2)	Covington, LA	236,000	25,426
Randal Park		—	10,876
		236,000	$40,798
Other Undeveloped Land:
Multifamily			$8,961
Commercial			43,056
Commercial Outparcels/Pads			14,541
For-Sale Residential Land (3)			69,924
			$136,482
Total Future Developments			$206,643
Consolidated Undeveloped Land and Construction in Progress			$302,923
_______________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
The Company intends to develop this project in phases over time. Costs capitalized to date for this development, including costs for Phase I, which was placed into service in 2010, are presented net of an aggregate of $25.8 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	These costs are presented net of $24.6 million of non-cash impairment charges recorded on two of the projects in 2009, 2008 and 2007.
Interest capitalized on construction in progress during the three months ended September 30, 2012 and 2011 was $0.4 million and $0.1 million, respectively. Interest capitalized on construction in progress during the nine months ended September 30, 2012 and 2011 was $0.9 million and $0.2 million, respectively.

Note 5 — Net Loss Per Share of the Trust
For the three and nine months ended September 30, 2012 and 2011, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common share of the Trust is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Numerator:
Net (loss) income available to common shareholders	$(6,450)	$12,499	$3,953	$(5,629)
Adjusted by:
Income from discontinued operations	(904)	(24,003)	(5,426)	(28,145)
Income allocated to participating securities	(134)	(97)	(402)	(290)
Loss from continuing operations available to common shareholders	$(7,488)	$(11,601)	$(1,875)	$(34,064)
Denominator:
Denominator for basic net loss per share — weighted average common shares	87,325	86,573	87,183	83,250
Effect of dilutive securities	—	—	—	—
Denominator for diluted net loss per share — adjusted weighted average common shares	87,325	86,573	87,183	83,250
For the three months ended September 30, 2012 and 2011, the Trust reported a net loss from continuing operations, and as such, 302,916 and 252,139 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per share because including such shares would be anti-dilutive. For the three months ended September 30, 2012 and 2011, 707,921 and 994,118 outstanding share options, respectively, were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
For the nine months ended September 30, 2012 and 2011, the Trust reported a net loss from continuing operations, and as such, 284,106 and 222,560 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per share because including such shares would be anti-dilutive. For the nine months ended September 30, 2012 and 2011, 707,921 and 994,118, outstanding share options, respectively, were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 6 — Net Loss Per Unit of CRLP
For the three and nine months ended September 30, 2012 and 2011, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common unit of CRLP is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Numerator:
Loss from continuing operations	$(7,939)	$(11,551)	$(5,709)	$(33,932)
Adjusted by:
Income allocated to participating securities	(134)	(97)	(402)	(290)
Noncontrolling interest of limited partners - continuing operations	(12)	(4)	(29)	(47)
Distributions to limited partner preferred unitholders	—	(906)	—	(2,719)
Loss from continuing operations available to common unitholders	$(8,085)	$(12,558)	$(6,140)	$(36,988)
Denominator:
Denominator for basic net loss per unit — weighted average common units	94,478	93,826	94,344	90,515
Effect of dilutive securities	—	—	—	—
Denominator for diluted net loss per unit — adjusted weighted average common units	94,478	93,826	94,344	90,515

For the three months ended September 30, 2012 and 2011, CRLP reported a net loss from continuing operations, and as such, 302,916 and 252,139 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the three months ended September 30, 2012 and 2011, 707,921 and 994,118 outstanding share options (and a corresponding number of units), respectively, were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.
For the nine months ended September 30, 2012 and 2011, CRLP reported a net loss from continuing operations, and as such, 284,106 and 222,560 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the nine months ended September 30, 2012 and 2011, 707,921 and 994,118 outstanding share options (and a corresponding number of units), respectively, were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

Note 7 — Equity of the Trust

The following table presents the changes in the issued common shares of beneficial interest of the Trust since December 31, 2011 (but excludes 7,152,752 and 7,169,388 units of CRLP at September 30, 2012 and December 31, 2011, respectively, each of which is redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Trust, one common share):

Issued at December 31, 2011 (1)	93,096,722
Common shares issued through dividend reinvestments	253,501
Restricted shares issued (cancelled), net	272,072
Redemption of CRLP units for common shares	16,636
Issuances under other employee and nonemployee share plans	98,168
Issued at September 30, 2012 (1)	93,737,099
___________________

(1)	Includes 5,623,150 treasury shares.
Equity Offerings
The Trust's last continuous "at-the-market" equity offering program was fully exhausted in July 2011. During the nine months ended September 30, 2011, the Trust completed the following offerings of its common shares under two separate continuous "at-the-market" equity offering programs:

(in thousands, except per share data)
	Issuance Authorized		Amount Authorized	Shares Issued	Weighted Avg Issuance Price Per Share	Net Proceeds (1)
1st Qtr	December 2010		$100,000	4,271,425	$19.13	$80,084

2nd Qtr	December 2010	(2)		517,100	19.20	9,729
	May 2011		$75,000	3,273,066	20.68	66,666
				3,790,166	$20.48	$76,395

3rd Qtr	May 2011	(3)		355,255	$20.60	$7,207

	2011 Total			8,416,846	$19.80	$163,686
___________________

(1)	Amounts are shown net of underwriting discounts, but exclude $0.3 million of one-time administrative expenses paid by the Company during the nine months ended September 30, 2011.

(2)	This "at-the-market" equity offering program was fully exhausted in April 2011.

(3)	This "at-the-market" equity offering program was fully exhausted in July 2011.
The net proceeds resulting from the equity offerings were used to pay down a portion of the outstanding borrowings under the Company's unsecured credit facility, to partially fund the acquisition of three multifamily properties, to partially fund the purchase of the Colonial Grand at Traditions joint venture mortgage loan and to fund other general corporate purposes.

Note 8 — Capital Structure of CRLP
Issuances of Common Units
Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. As described in Note 7 - "Equity of the Trust", during the nine months ended September 30, 2011, the Trust issued 8,416,846 common shares, generating proceeds of approximately $163.7 million, net of underwriting discounts, at an average price of $19.80 per share, under two separate continuous "at-the-market" equity offering programs. Accordingly, CRLP issued 8,416,846 common units, at a weighted average issue price of $19.80 per unit, to the Trust during the nine months ended September 30, 2011.

Note 9 — Redeemable Noncontrolling Interests of the Trust
Redeemable noncontrolling interests – Common units, as presented on the Trust's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At September 30, 2012 and December 31, 2011, the value of these redeemable noncontrolling interests was $160.1 million and $159.6 million, respectively, based on the closing price of the Trust's common shares of $21.05 per share and $20.86 per share, respectively, on those dates.
Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the nine months ended September 30, 2012, holders redeemed 16,636 units in exchange for an equal number of the Trust's common shares.

Note 10 — Redeemable Partnership Units of CRLP
Redeemable units, as presented on CRLP's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At September 30, 2012 and December 31, 2011, the value of the redeemable units was $160.1 million and $159.6 million, respectively, based on the closing price of the Trust's common shares of $21.05 per share and $20.86 per share, respectively, on those dates.
Holders of common units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Trust's common shares, if and when the Board of Trustees of the Trust declares such a dividend. Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the nine months ended September 30, 2012, holders redeemed 16,636 units in exchange for an equal number of the Trust's common shares.

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

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income/loss from continuing operations and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues (including minimum rent and other property-related revenue) less total property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Same-property NOI is defined as property revenues (including minimum rent and other property-related revenue) less property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising) for the Company's consolidated multifamily apartment communities owned for the entirety of the periods presented. Same-property communities may be adjusted during the year to account for properties that have been sold. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income/loss from continuing operations before noncontrolling interest for the three and nine months ended September 30, 2012 and 2011, and total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of September 30, 2012 and December 31, 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2012	2011	2012	2011
Revenues:
Segment revenues:
Multifamily - Same Property (1)	$82,013	$77,628	$241,133	$228,554
Multifamily - Other (2)	11,227	8,776	30,160	21,992
Total multifamily	93,240	86,404	271,293	250,546
Commercial	13,693	19,626	49,080	58,450
Total segment revenues	106,933	106,030	320,373	308,996
Partially-owned unconsolidated entities - Multifamily	(489)	(462)	(1,441)	(1,877)
Partially-owned unconsolidated entities - Commercial	(1,165)	(6,813)	(10,349)	(19,918)
Other non-property related revenue	1,275	1,967	4,090	5,950
Discontinued operations property revenue	(8,452)	(12,019)	(25,602)	(36,413)
Total consolidated revenues	$98,102	$88,703	$287,071	$256,738

NOI:
Segment NOI:
Multifamily - Same Property (1)	$48,774	$45,034	$145,249	$134,545
Multifamily - Other (2)	6,195	4,108	16,629	10,569
Total multifamily	54,969	49,142	161,878	145,114
Commercial	9,178	13,020	32,911	39,593
Total segment NOI	64,147	62,162	194,789	184,707
Partially-owned unconsolidated entities - Multifamily	(253)	(244)	(768)	(936)
Partially-owned unconsolidated entities - Commercial	(823)	(4,530)	(6,528)	(13,336)
Other non-property related revenue	1,275	1,967	4,090	5,950
Discontinued operations property NOI	(2,271)	(6,769)	(12,902)	(21,516)
Impairment - discontinued operations (3)	(2,979)	—	(3,251)	—
Property management expense	(3,238)	(2,395)	(9,085)	(6,998)
General and administrative expense	(5,896)	(5,204)	(17,108)	(15,595)
Management fees and other expenses	(1,392)	(2,028)	(5,206)	(5,681)
Investment and development expenses (4)	(41)	(458)	(632)	(1,437)
Depreciation	(29,804)	(28,032)	(87,968)	(83,292)
Amortization	(1,490)	(1,961)	(4,632)	(5,545)
Impairment and other losses (5)	(547)	(100)	(1,441)	(2,344)
Income from operations	16,688	12,408	49,358	33,977
Total other income (expense), net (6)	(24,627)	(23,959)	(50,922)	(67,909)
Loss from continuing operations	$(7,939)	$(11,551)	$(1,564)	$(33,932)

Development and Capitalized Expenditures:
Multifamily	$29,161	$17,913	$80,755	$35,748
Commercial	1,845	881	14,023	5,362
Corporate	—	—	191	246
Total consolidated development and capitalized expenditures	$31,006	$18,794	$94,969	$41,356

			As of
			September 30,	December 31,
($ in thousands)			2012	2011
Assets:
Segment assets:
Multifamily			$2,654,532	$2,584,769
Commercial			485,488	514,810
Total segment assets			3,140,020	3,099,579
Unallocated corporate assets (7)			145,151	159,026
Colonial Properties Trust			$3,285,171	$3,258,605
Corporate assets specific to Colonial Properties Trust			(103)	(177)
Colonial Realty Limited Partnership			$3,285,068	$3,258,428
______________________
Footnotes on following page

(1)	Consists of 99 consolidated multifamily communities, containing 30,323 apartment units, continuously owned since January 1, 2011.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	Includes non-cash impairment charges recorded on one of the Company's commercial assets, which is currently classified as held for sale.

(4)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(5)	See Note 3 - "Real Estate Activity - Impairment and Other Losses" for a description of the charges.

(6)
For-sale residential activities, including net loss on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 - "Real Estate Activity - For-Sale Activities".

(7)	Includes the Company's investment in partially-owned entities of $8.4 million and $12.3 million as of September 30, 2012 and December 31, 2011, respectively.

Note 12 — Investment in Partially-Owned Entities
Investments in unconsolidated partially-owned entities at September 30, 2012 and December 31, 2011 consisted of the following:

	Percent	As of
($ in thousands)	Owned	September 30, 2012	December 31, 2011
Multifamily:
Belterra, Ft. Worth, TX	10%	$314	$365
CG at Huntcliff, Atlanta, GA	20%	1,224	1,382
CG at McKinney, Dallas, TX (1)	25%	1,718	1,721
CG at Research Park, Raleigh, NC (2)	20%	573	660
Regents Park (Phase II), Atlanta, GA (1)	40%	2,473	3,341
Total Multifamily		$6,302	$7,469

Commercial:
600 Building Partnership, Birmingham, AL	33%	355	331
Bluerock, Huntsville, AL (3)	10%	(6,966)	(6,426)
Colonial Promenade Madison, Huntsville, AL (4)	—%	—	2,062
Colonial Promenade Smyrna, Smyrna, TN	50%	1,616	2,259
DRA/CLP JV (5)	—%	—	(25,152)
Highway 150, LLC, Birmingham, AL	10%	52	43
Parkside Drive LLC II, Knoxville, TN (6)	—%	37	112
Total Commercial		$(4,906)	$(26,771)

Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50%	(1)	28
Total Other		$(1)	$28

Net investment in partially-owned entities (7)		$1,395	$(19,274)
___________________

(1)	These joint ventures consist of undeveloped land.

(2)	On October 1, 2012, the Company acquired the property held by the joint venture (see Note 17 - "Subsequent Events").

(3)
Equity investment includes the Company’s investment of approximately $(0.4) million, plus the excess basis difference on the transaction of approximately $(6.6) million, which is being amortized over the life of the properties. This joint venture is presented under “Liabilities” on the Company’s Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011.

(4)	In the first quarter 2012, the Company sold its noncontrolling interest in this joint venture (see below).

(5)	The Company's noncontrolling interest in this joint venture was redeemed effective as of June 30, 2012 (see below).

(6)	In the fourth quarter 2011, the Company sold its noncontrolling interest in this joint venture.

(7)
Net investment in partially-owned entities as of December 31, 2011 includes the Trust's $4.1 million contingent obligation related to the DRA/CLP JV. CRLP's net investment in partially owned entities was $(15.1) million as of December 31, 2011.

During the three months ended September 30, 2012, the Company recorded a $0.5 million non-cash impairment charge, which represents the Company's pro-rata share of the charge, related to a for-sale residential parcel of land held in a joint venture. This charge is presented in "(Loss) income from partially-owned unconsolidated entities" in the Company's Consolidated Condensed Statement of Operations and Comprehensive Income (Loss).

Effective June 30, 2012, the Company's remaining 15% interest in the 18-asset DRA/CLP joint venture was redeemed by the joint venture in exchange for $2.0 million, and the Company is no longer responsible for approximately $111.3 million of mortgage debt, which represented the Company's pro rata share of the joint venture's mortgage debt. The $2.0 million contingent consideration is payable to the Company following the occurrence of one or more capital events and after certain returns have been achieved with respect to additional capital expected to be invested in the joint venture by other members of the joint venture. However, the Company has assigned no value to this consideration. In addition, the Trust was released from a $4.1 million contingent liability, which represented the Trust's pro rata share of a guaranty obligation resulting from a debt guaranty provided by the joint venture. As a result of the transaction, during the second quarter of 2012, the Company recognized a gain of approximately $21.9 million (presented in “(Loss) income from partially-owned unconsolidated entities” on the Company's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)), the majority of which had been deferred since the formation of the DRA/CLP joint venture in 2007. The gain is net of a $3.2 million non-cash impairment charge, which represents the Company's pro-rata share of an impairment recorded by the joint venture for 2011, but omitted in the Company's annual financial statements for the year ended December 31, 2011. Along with the redemption of its interest in the DRA/CLP joint venture, through September 30, 2012, the Company has reduced its workforce in the commercial segment by a total of 27 employees through the elimination of certain positions. As a result, approximately $0.3 million and $1.4 million in termination benefits and severance-related charges, are included in “(Loss) income from partially-owned unconsolidated entities” on the Company's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012, respectively. Of the $1.4 million in charges, $1.2 million is unpaid and reflected in “Accrued expenses” on the Company's Consolidated Condensed Balance Sheet of the Trust and CRLP as of September 30, 2012. The Company transitioned the management of the properties and certain leasing responsibilities to a third party during the three months ended September 30, 2012.
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
Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the respective dates of the Company’s acquisitions is as follows (the following tables give effect to the DRA/CLP joint venture disposition transaction, effective as of June 30, 2012, as described above):

	As of
($ in thousands)	September 30, 2012	December 31, 2011 (1)
Balance Sheet
Assets
Land, building and equipment, net	$292,021	$1,044,266
Construction in progress	12,693	13,841
Other assets	26,242	78,564
Total assets	$330,956	$1,136,671
Liabilities and partners’ equity
Notes payable (2)	$212,064	$957,068
Other liabilities	90,257	106,068
Partners’ equity	28,635	73,535
Total liabilities and partners’ equity	$330,956	$1,136,671
___________________

(1)
"Land, building and equipment, net" has been revised from the amount previously reported to appropriately reflect an asset impairment of $34.5 million recorded by the DRA/CLP joint venture during 2011.

(2)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at September 30, 2012 and December 31, 2011, was $35.7 million and $147.8 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2012	2011	2012	2011
Statement of Operations
Revenues	$11,131	$41,859	$78,763	$123,774
Operating expenses	(5,023)	(15,245)	(31,327)	(44,730)
Interest expense	(4,762)	(16,828)	(35,386)	(51,556)
Depreciation, amortization and other	(4,022)	(19,545)	(6,847)	(52,669)
Net (loss) income (1)	$(2,676)	$(9,759)	$5,203	$(25,181)
___________________

(1)
In addition to including the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “(Loss) income from partially-owned unconsolidated entities” of $(0.5) million and $(0.6) million for the three months ended September 30, 2012 and 2011, respectively, and $21.5 million and $(1.1) million for the nine months ended September 30, 2012 and 2011, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

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

The spread over LIBOR for syndicated borrowings under the credit facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of September 30, 2012, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc., or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

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

Both the Credit Facility and term loan agreements (described below) under "Senior Unsecured Term Loans" require that CRLP satisfy similar financial and operational covenants, including the following:

	As of
	September 30, 2012	Requirements:
Fixed Charge Ratio	2.2x	>1.5x
Debt to Total Asset Value Ratio	46%	<60.0%
Secured Debt to Total Asset Value Ratio	18%	<40.0%
Unencumbered Leverage Ratio	46%	<62.5%
Permitted Investments Ratio	12%	<30.0%
Tangible Net Worth ($ in billions)	$2.0	$1.0

At September 30, 2012, the Company was in compliance with these covenants.

In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo which was amended and restated in April 2012. The amended and restated cash management line has a maturity date of March 29, 2016.

The Credit Facility and the cash management line had an outstanding balance at September 30, 2012 of $183.6 million, including $180.0 million outstanding on the Credit Facility and $3.6 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the cash management line was 1.61% and 1.29% as of September 30, 2012 and 2011, respectively.

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

Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan. As of September 30, 2012, the term loan had an outstanding balance of $150.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 14 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial rate of 2.71%, based on an initial margin of 1.60%. The term loan matures on May 11, 2017 and may be prepaid, in whole or in part, at any time, without premium or penalty. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility. In connection with this new term loan agreement, the Company amended the 2011 term loan agreement described below, as well as the Company's March 2012 credit agreement, to conform certain defined terms and the language in certain covenants among the three loans and to reflect the new May 2012 term loan.
On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of September 30, 2012, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 14 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. The term loan matures on August 1, 2018 and may be prepaid, in whole or in part, at any time, subject to a prepayment premium of 2% for amounts prepaid on or prior to July 22, 2013 and 1% for amounts prepaid after July 22, 2013 but prior to July 23, 2014. There is no prepayment premium for amounts prepaid after July 22, 2014. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility.

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

Unsecured Senior Note Maturity

During August 2012, the Company's outstanding 6.875% senior notes matured, which the Company satisfied with an aggregate payment of $82.8 million ($80.0 million of principal and $2.8 million of accrued interest) using borrowings under the Company's Credit Facility.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings as “Interest expense” as interest payments are made on the Company's variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a “Loss on hedging activities.” The Company reclassified no amounts to "Loss on hedging activities" for the three and nine months ended September 30, 2012 and 2011.
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company expects to reclassify $7.8 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".
As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$400,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets of the Trust and CRLP as of September 30, 2012 and December 31, 2011, respectively.

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
($ in thousands)	Sheet Location	9/30/2012	12/31/2011	Sheet Location	9/30/2012	12/31/2011

Interest Rate Swap	Other Assets	$—	$—	Other Liabilities	$(27,452)	$(16,619)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the three and nine months ended September 30, 2012 and 2011, respectively.

	Amount of Gain/					Amount of Gain/
	(Loss) Recognized					(Loss) Reclassified
($ in thousands)	in OCI on					from OCI
	Derivative					into Income
	(Effective Portion)					(Effective Portion)

Location of Gain/
Derivatives in					(Loss) Reclassified
ASC 815 Cash					from Accumulated
Flow Hedging	Three Months Ended		Nine Months Ended		OCI into Income	Three Months Ended		Nine Months Ended
Relationships	9/30/2012	9/30/2011	9/30/2012	9/30/2011	(Effective Portion)	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Interest Rate Swaps	$(5,151)	$(16,282)	$(15,736)	$(15,745)	Interest Expense	$(1,931)	$(1,365)	$(5,263)	$(1,605)

Credit-Risk-Related Contingent Features
The Company has an agreement with its derivatives counterparty that contains a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2012, the fair value of the derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $29.1 million. As of September 30, 2012, the Company has not posted any collateral related to this agreement. If the Company had breached any of its provisions at September 30, 2012, it could have been required to settle its obligations under the agreement at its termination value of $29.1 million.

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
As of September 30, 2012, the Company is self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
Guarantees and Other Arrangements
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At September 30, 2012, the total amount of debt of the joint venture, which matures on January 11, 2013, was approximately $15.2 million. At September 30, 2012, no liability was recorded for the guarantee. The fair value of this guarantee could change in the near term if the markets in which this property is located deteriorate or if there are other negative indicators.

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
As of September 30, 2012 and December 31, 2011, the Company's accrual for loss contingencies was $9.0 million and $8.8 million in the aggregate, respectively.

Note 17 — Subsequent Events
Property Acquisition
On October 1, 2012, the Company purchased Colonial Grand at Research Park, a 370-unit multifamily apartment community located in Raleigh, North Carolina, for $38.0 million, of which $21.3 million was used to repay existing property specific debt at closing. Prior to the acquisition, the Company owned a 20% interest in the joint venture that owned the property. As a result of the transaction, Colonial Grand at Research Park will be presented in the Company's consolidated financial statements beginning October 1, 2012. This acquisition was funded with proceeds from asset dispositions and borrowings on the Company's unsecured credit facility.
Property Disposition
On October 24, 2012, the Company disposed of Colonial Promenade Alabaster, a 612,000 square-foot (including anchor-owned square footage) commercial asset located in Birmingham, Alabama, for $37.4 million and recognized a gain of approximately $5.7 million on the transaction. Proceeds from the sale were used to repay a portion of the outstanding balance on the Company's unsecured credit facility.
Distributions
On October 24, 2012, a cash distribution was declared to shareholders of the Trust in the amount of $0.18 per common share and to partners of CRLP in the amount of $0.18 per common unit, totaling approximately $17.1 million. The distributions were declared to shareholders and partners of record as of November 5, 2012 and will be paid on November 13, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.5% limited partner interest as of September 30, 2012. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”) and Colonial Properties Services, Inc. (“CPSI”).
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

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders from investments in commercial assets and by pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 136 properties as of September 30, 2012, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of September 30, 2012, we owned or maintained a partial ownership in:

	Consolidated Properties		Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	112	(2)	34,051	3	1,016	115	35,067
Commercial properties (3)	9		2,362,000	12	2,053,000	21	4,415,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

(3)
Our remaining 15% interest in the DRA/CLP joint venture, which was comprised of 18 commercial assets representing approximately 5.2 million square feet, was redeemed, effective as of June 30, 2012. As a result of the redemption, these 18 assets are not included in the table above.

In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of September 30, 2012, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 96.7% and 92.2% leased, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of September 30, 2012, held approximately 92.5% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
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

Business Strategy and Outlook

For the remainder of 2012, we will continue to focus on improving our portfolio and continuing efforts to maintain a strong balance sheet and an investment grade rating. We will look to grow the Company by improving operations in our multifamily portfolio and by continuing to develop multifamily apartment communities on land that we already own or on new sites in our Sunbelt markets. In addition, we may selectively acquire newer multifamily apartment communities that are attractively priced in our Sunbelt markets. We will look to improve our portfolio by recycling older multifamily apartment communities, as well as several commercial assets, in exchange for newer multifamily assets in top-quartile Sunbelt markets. Our long-term target is to increase the percentage of net operating income from our multifamily portfolio to greater than 90% of our total net operating income.

Executive Summary of Results of Operations

The following discussion of results of operations for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP and related notes thereto included in Item 1 of this Form 10-Q.

For the three months ended September 30, 2012, the Trust reported a net loss available to common shareholders of $6.5 million, compared with net income available to common shareholders of $12.5 million for the comparable prior year period. For the three months ended September 30, 2012, CRLP reported a net loss available to common unitholders of $7.0 million, compared with net income available to common unitholders of $13.5 million for the comparable prior year period.

For the nine months ended September 30, 2012, the Trust reported net income available to common shareholders of $4.0 million, compared with a net loss available to common shareholders of $5.6 million for the comparable prior year period. For the nine months ended September 30, 2012, CRLP reported net income available to common unitholders of $0.1 million, compared with a net loss available to common unitholders of $6.1 million for the comparable prior year period.

The principal factors that influenced our results from continuing operations for the three months ended September 30, 2012 include:

•
a 5.6% increase in multifamily same-property revenue from continuing operations, from $73.8 million for the three months ended September 30, 2011 to $77.9 million for the three months ended September 30, 2012, primarily as a result of an improvement in both new and renewal lease rates and a consistently high occupancy level. In addition, multifamily same-property expenses from continuing operations increased 2.2%, from $30.7 million for the three months ended September 30, 2011 to $31.4 million for the three months ended September 30, 2012. Overall, these changes resulted in an 8.0% increase in multifamily same-property net operating income from continuing operations when compared with the third quarter of 2011 (same-property results from continuing operations excludes the results of operations from five multifamily same-property apartment communities, which are currently classified as held for sale) (see Note 11 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”); and

•
the inclusion of the results of operations from Colonial Grand at Hampton Preserve, a 486-unit multifamily apartment community located in Tampa, Florida. The development was completed during the three months ended September 30, 2012.

In addition to the factors described above, the principal factors that influenced our results from continuing operations for the nine months ended September 30, 2012 include:

•
a 5.5% increase in multifamily same-property revenue from continuing operations, from $217.1 million for the nine months ended September 30, 2011 to $229.0 million for the nine months ended September 30, 2012, primarily as a result of an improvement in both new and renewal lease rates and a consistently high occupancy level. In addition, multifamily same-property expenses from continuing operations increased 2.1%, from $88.6 million for the nine months ended September 30, 2011 to $90.5 million for the nine months ended September 30, 2012. Overall, these changes resulted in an 7.9% increase in multifamily same-property net operating income from continuing operations when compared with the nine months ended September 30, 2011 (same-property results from continuing operations excludes the results of operations from five multifamily same-property apartment communities, which are currently classified as held for sale) (see Note 11 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”); and

•
the inclusion of the results of operations from Colonial Grand at Brier Falls, a 350-unit multifamily apartment community located in Raleigh, North Carolina, which the Company acquired for $45.0 million on January 10, 2012, and from Colonial Grand at Fairview, a 256-unit multifamily apartment community located in Dallas, Texas, which the Company acquired for $29.8 million on May 30, 2012; and

•
the redemption of our remaining 15% interest in the DRA/CLP joint venture, effective as of June 30, 2012, resulting in a gain of approximately $21.9 million, the majority of which had been deferred since the formation of the DRA/CLP joint venture in 2007.

Results of Operations
Comparison of the Three Months Ended September 30, 2012 and 2011
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $96.8 million for the three months ended September 30, 2012, compared to $86.7 million for the same period in 2011. The components of property-related revenues for the three months ended September 30, 2012 and 2011 are:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2011 to 2012
Minimum rent	$79,892	83%	$72,152	83%	11%
Tenant recoveries	2,178	2%	2,173	3%	—%
Other property-related revenue	14,757	15%	12,411	14%	19%
Total property-related revenues	$96,827	100%	$86,736	100%	12%
The increase in total property-related revenues of $10.1 million for the three months ended September 30, 2012, as compared to the same period in 2011, is primarily attributable to increases in minimum rent resulting from properties acquired since July 1, 2011 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	September 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	77,882	73,777	4,105
Acquisitions (2)	5,116	907	4,209
Developments	1,542	6	1,536
Other (3)	12,287	12,046	241
	$96,827	$86,736	$10,091
 _____________________________

(1)
Consists of the 94 consolidated multifamily communities, containing 28,611 apartment units, continuously owned since January 1, 2011, which are classified in continuing operations. Excludes the five consolidated multifamily communities, containing 1,712 apartment units, continuously owned since January 1, 2011, which are classified in discontinued operations.

(2)	Includes six multifamily communities acquired since July 1, 2011.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the six multifamily communities acquired since July 1, 2011.
Property-related revenues for our multifamily same-property communities classified in continuing operations increased $4.1 million, or 5.6%, for the three months ended September 30, 2012 compared to the same period in 2011, primarily due to improvements in new and renewal lease rental rates while maintaining consistently high occupancy levels. During the quarter, rents increased an average of 3.1% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 5.9% over the expiring lease for the same unit. As a result, average monthly rent per unit for our multifamily same-property communities increased to $789 per unit for the three months ended September 30, 2012 compared to $750 per unit for the same period in 2011. Average occupancy for our multifamily same-property communities was 95.7% for the three months ended September 30, 2012 compared to 95.6% for the three months ended September 30, 2011.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $1.3 million for the three months ended September 30, 2012, compared to $2.0 million for the same period in 2011. The $0.7 million decrease is attributable to the loss, since September 30, 2011, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.

Property-related expenses
Total property-related expenses were $39.0 million for the three months ended September 30, 2012, compared to $36.1 million for the same period in 2011. The components of property-related expenses for the three months ended September 30, 2012 and 2011 are:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2011 to 2012
Property operating expenses	$28,187	72%	$26,328	73%	7%
Taxes, licenses and insurance	10,819	28%	9,789	27%	11%
Total property-related expenses	$39,006	100%	$36,117	100%	8%
The increase in total property-related expenses of $2.9 million for the three months ended September 30, 2012, as compared to the same period in 2011, is primarily attributable to properties acquired since July 1, 2011 and operating expenses associated with development properties. The increase in expenses at our same-property communities is primarily related to higher property taxes. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	September 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	31,401	30,723	678
Acquisitions (2)	2,054	355	1,699
Developments	713	101	612
Other (3)	4,838	4,938	(100)
	$39,006	$36,117	$2,889
 _____________________________

(1)
Consists of the 94 consolidated multifamily communities, containing 28,611 apartment units, continuously owned since January 1, 2011, which are classified in continuing operations. Excludes the five consolidated multifamily communities, containing 1,712 apartment units, continuously owned since January 1, 2011, which are classified in discontinued operations.

(2)	Includes six multifamily communities acquired since July 1, 2011.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the six multifamily communities acquired since July 1, 2011.
Property management expense
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. Property management expenses were $3.2 million for the three months ended September 30, 2012, compared to $2.4 million for the same period in 2011. The $0.8 million increase in expenses is primarily attributable to an increase in salaries and higher incentive compensation expense in 2012.
General and administrative expense
General and administrative expenses were $5.9 million for the three months ended September 30, 2012, compared to $5.2 million for the same period in 2011. The $0.7 million increase in expenses in 2012 is primarily attributable to an increase in incentive compensation expense and legal expense.
Management fees and other expenses
Management fee and other expenses consist of property management and other services provided to third parties, primarily consisting of salaries and incentive compensation, leasing commissions and legal expenses. Management fees and other expenses were $1.4 million for the three months ended September 30, 2012, compared to $2.0 million for the same period in 2011. The $0.6 million decrease in expenses is primarily attributable to the termination of management contracts in connection with the disposition of our interests in certain joint ventures or the termination of other management contract owned by third-parties since September 30, 2011.

Depreciation

Depreciation was $29.8 million for the three months ended September 30, 2012, compared to $28.0 million for the same period in 2011. The increase in depreciation expense of $1.8 million was primarily attributable to properties acquired since July 1, 2011 and expenses associated with development properties, as follows:

	Three Months Ended		Change
	September 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	22,668	22,901	(233)
Acquisitions (2)	2,224	321	1,903
Developments	567	—	567
Other (3)	4,345	4,810	(465)
	$29,804	$28,032	1,772
_____________________________

(1)
Consists of the 94 consolidated multifamily communities, containing 28,611 apartment units, continuously owned since January 1, 2011, which are classified in continuing operations. Excludes the five consolidated multifamily communities, containing 1,712 apartment units, continuously owned since January 1, 2011, which are classified in discontinued operations.

(2)	Includes six multifamily communities acquired since July 1, 2011.

(3)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities and the six multifamily communities acquired since July 1, 2011.
Impairment and other losses
Impairment and other losses were $0.5 million, excluding the $3.0 million classified in "Income from discontinued operations", for the three months ended September 30, 2012, compared to $0.1 million for the same period in 2011. The $3.0 million non-cash impairment charge included in "Income from Discontinued Operations" was recorded on one of our commercial properties currently classified as held for sale. In addition, during the three months ended September 30, 2012, we recorded an other than temporary non-cash impairment charge on one of our joint venture investments consisting of undeveloped land. During the three months ended September 30, 2011, we recorded a $0.1 million casualty loss at one of our multifamily apartment communities.
Interest expense
Interest expense was $23.0 million for the three months ended September 30, 2012, compared to $22.3 million for the same period in 2011. The $0.7 million increase in expense is primarily the result of higher interest rates on the $250.0 million senior unsecured term loan that was entered into in July 2011 and the $150.0 million senior unsecured term loan that was entered into in May 2012, both of which replaced debt outstanding under our prior and current unsecured credit facilities.

Net income from discontinued operations

Income from discontinued operations includes the operations of nine assets (five multifamily apartment communities and four commercial assets) currently classified as held for sale. In addition, it includes the operations from all assets disposed of in 2012 and 2011. Gain on disposal of discontinued operations for the three months ended September 30, 2011 is primarily attributable to the gain recognized on the sale of six multifamily apartment communities in September 2011.

Noncontrolling interest in CRLP — preferred unitholders

In December 2011, we repurchased the remaining 1.0 million of the outstanding Series B Preferred Units from the existing holders; therefore, there were no dividends to preferred unitholders for the three months ended September 30, 2012, compared to $0.9 million for the three months ended September 30, 2011.
Comparison of the Nine Months Ended September 30, 2012 and 2011
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $283.0 million for the nine months ended September 30, 2012, compared to $250.8 million for the same period in 2011. The components of property-related revenues for the nine months ended September 30, 2012 and 2011 are:

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2011 to 2012
Minimum rent	$235,073	83%	$209,170	83%	12%
Tenant recoveries	6,615	2%	6,109	2%	8%
Other property-related revenue	41,293	15%	35,509	15%	16%
Total property-related revenues	$282,981	100%	$250,788	100%	13%
The increase in total property-related revenues of $32.2 million for the nine months ended September 30, 2012, as compared to the same period in 2011, is primarily attributable to increases in minimum rent resulting from properties acquired in 2011 and 2012 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Nine Months Ended		Change
	September 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	229,023	217,070	11,953
Acquisitions (2)	21,517	6,390	15,127
Developments	2,693	6	2,687
Other (3)	29,748	27,322	2,426
	$282,981	$250,788	$32,193
 _____________________________

(1)
Consists of the 94 consolidated multifamily communities, containing 28,611 apartment units, continuously owned since January 1, 2011, which are classified in continuing operations. Excludes the five consolidated multifamily communities, containing 1,712 apartment units, continuously owned since January 1, 2011, which are classified in discontinued operations.

(2)	Includes nine multifamily communities acquired in 2011 and 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the nine multifamily communities acquired in 2011 and 2012.
Property-related revenues for our multifamily same-property communities classified in continuing operations increased $12.0 million, or 5.5%, for the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to improvements in new and renewal lease rental rates while maintaining consistently high occupancy levels. During the year, rents increased an average of 2.6% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 6.3% over the expiring lease for the same unit. As a result, average monthly rent per unit for our multifamily same-property communities increased to $777 per unit for the nine months ended September 30, 2012 compared to $738 per unit for the same period in 2011. Average occupancy for our multifamily same-property communities was 95.3% for the nine months ended September 30, 2012 compared to 95.4% for the nine months ended September 30, 2011.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $4.1 million for the nine months ended September 30, 2012, compared to $6.0 million for the same period in 2011. The $1.9 million decrease is attributable to the loss, since September 30, 2011, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses
Total property-related expenses were $111.6 million for the nine months ended September 30, 2012, compared to $101.9 million for the same period in 2011. The components of property-related expenses for the nine months ended September 30, 2012 and 2011 are:

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2011 to 2012
Property operating expenses	$79,337	71%	$72,584	71%	9%
Taxes, licenses and insurance	32,304	29%	29,285	29%	10%
Total property-related expenses	$111,641	100%	$101,869	100%	10%
The increase in total property-related expenses of $9.8 million for the nine months ended September 30, 2012, as compared to the same period in 2011, is primarily attributable to properties acquired in 2011 and 2012 and operating expenses associated with development properties. The increase in expenses at our same-property communities is primarily related to an increase in salaries and property taxes. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Nine Months Ended		Change
	September 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	90,450	88,608	1,842
Acquisitions (2)	8,461	2,668	5,793
Developments	1,523	116	1,407
Other (3)	11,207	10,477	730
	$111,641	$101,869	$9,772
 _____________________________

(1)
Consists of the 94 consolidated multifamily communities, containing 28,611 apartment units, continuously owned since January 1, 2011, which are classified in continuing operations. Excludes the five consolidated multifamily communities, containing 1,712 apartment units, continuously owned since January 1, 2011, which are classified in discontinued operations.

(2)	Includes nine multifamily communities acquired in 2011 and 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the nine multifamily communities acquired in 2011 and 2012.
Property management expense
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. Property management expenses were $9.1 million for the nine months ended September 30, 2012, compared to $7.0 million for the same period in 2011. The $2.1 million increase in expenses is primarily attributable to an increase in salaries and incentive compensation expense in 2012.
General and administrative expenses
General and administrative expenses were $17.1 million for the nine months ended September 30, 2012, compared to $15.6 million for the same period in 2011. The $1.5 million increase in expenses is primarily attributable to higher incentive compensation expense and legal expense in 2012.
Depreciation

Depreciation was $88.0 million for the nine months ended September 30, 2012, compared to $83.3 million for the same period in 2011. The increase in depreciation expense of $4.7 million was attributable to properties acquired in 2011 and 2012 and expenses associated with development properties, as follows:

	Nine Months Ended		Change
	September 30,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily:
Same-property communities (1)	67,943	69,199	(1,256)
Acquisition (2)	9,043	2,611	6,432
Developments	942	—	942
Other (3)	10,040	11,482	(1,442)
	$87,968	$83,292	4,676
_____________________________

(1)
Consists of the 94 consolidated multifamily communities, containing 28,611 apartment units, continuously owned since January 1, 2011, which are classified in continuing operations. Excludes the five consolidated multifamily communities, containing 1,712 apartment units, continuously owned since January 1, 2011, which are classified in discontinued operations.

(2)	Includes nine multifamily communities acquired in 2011 and 2012.

(3)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities and the nine multifamily communities acquired in 2011 and 2012.
Impairment and other losses
Impairment and other losses were $1.4 million, excluding the $3.3 million classified in "Income from discontinued operations", for the nine months ended September 30, 2012, compared to $2.3 million for the same period in 2011. During the nine months ended September 30, 2012, the Company recorded a $3.3 million non-cash impairment charge on one of its commercial properties currently classified as held for sale (included in "Income from Discontinued Operations"), as well as a $0.4 million other than temporary non-cash impairment charge on one of its joint venture investments consisting of undeveloped land. In addition to these impairment charges, during the nine months ended September 30, 2012, the Company recorded $0.9 million in charges as a result of warranty claims on units previously sold at two of the Company's for-sale residential projects. During the nine months ended September 30, 2011, the Company recorded a $1.5 million charge for a loss contingency related to certain litigation, $0.6 million in casualty losses and $0.2 million in non-cash impairment charges.
Interest expense
Interest expense was $69.4 million for the nine months ended September 30, 2012, compared to $63.6 million for the same period in 2011. The $5.8 million increase in expense is primarily the result of higher interest rates on the $250.0 million senior unsecured term loan that was entered into in July 2011 and the $150.0 million senior unsecured term loan that was entered into in May 2012, both of which replaced debt outstanding under our prior and current unsecured credit facilities.

(Loss) income from partially-owned unconsolidated entities

(Loss) income from partially-owned unconsolidated entities was income of $21.5 million for the nine months ended September 30, 2012, compared to a loss of $1.1 million for the same period in 2011. The change is primarily attributable to the gain of approximately $21.9 million recognized on the redemption of our remaining 15% ownership interest in the 18-asset DRA/CLP joint venture, presented net of a $3.2 million non-cash impairment charge, which represents our pro rata share of an impairment recorded by the joint venture for 2011 but omitted in our annual financial statements for the year ended December 31, 2011. In addition to the net gain recognized on the DRA/CLP joint venture transaction, we recognized a gain of approximately $0.8 million on the sale of our 25% ownership interest in Colonial Promenade Madison, a commercial asset located in Huntsville, Alabama.

Net income from discontinued operations

Income from discontinued operations includes the operations of nine assets (five multifamily apartment communities and four commercial assets) currently classified as held for sale. In addition, it includes the operations from all assets disposed of in 2012 and 2011. Gain on disposal of discontinued operations for the nine months ended September 30, 2011 is primarily attributable to the gain recognized on the sale of six multifamily apartment communities in September 2011.

Noncontrolling interest in CRLP — preferred unitholders

In December 2011, we repurchased the remaining 1.0 million of the outstanding Series B Preferred Units from the existing holders; therefore, there were no dividends to preferred unitholders for the nine months ended September 30, 2012, compared to $2.7 million for the nine months ended September 30, 2011.

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
With no remaining debt maturities in 2012 and $99.5 million of debt maturing in 2013, we believe that cash generated from operations, dispositions of assets and borrowings under our credit facility will be sufficient to allow us to execute our 2012 business directives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.
Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:
Operating activities - Net cash provided by operating activities increased to $126.7 million for the nine months ended September 30, 2012 from $106.1 million for the comparable prior year period. The change was primarily driven by an increase in operating performance at our same-property multifamily communities, the inclusion of the results of operations from properties acquired in 2011 and 2012 and by changes attributable to the timing of payments relating to prepaid expenses, accrued expenses and accounts payable. For the remainder of 2012, we expect cash flows from operating activities to be higher than in 2011 due to acquisitions and developments placed into service in 2011 and 2012.
Investing activities - Net cash used in investing activities was $137.9 million for the nine months ended September 30, 2012, compared to $144.6 million for the comparable prior year period. The change is primarily the result of decreased acquisition activity in the nine months ended September 30, 2012, net of restricted cash used from a Section 1031 exchange, when compared to the same period in the prior year, partially offset by an increase in development and capital expenditures for the nine months ended September 30, 2012 when compared to the same period in the prior year. In addition, the nine months ended September 30, 2011 includes $119.7 million of proceeds from property dispositions (compared to $10.9 million of proceeds from property dispositions received in 2012) and the cash used for the repurchase of the outstanding mortgage loan secured by Colonial Grand at Traditions. As we continue to explore growth through potential acquisitions and developments, we expect our cash flow used in investing activities to be consistent with or slightly higher than 2011.
Financing activities - Net cash provided by financing activities was $9.7 million for the nine months ended September 30, 2012, compared to $37.2 million for the comparable prior year period. The change was primarily driven by $150.0 million of proceeds from a term loan entered into during the nine months ended September 30, 2012 compared to $250.0 million of proceeds from a term loan entered into during the nine months ended September 30, 2011 plus $163.4 million of net cash proceeds from common shares issued pursuant to "at-the-market" equity offering programs during the nine months ended September 30, 2011. This increase in proceeds in 2011 was offset by an increase in payments on our unsecured credit facility during the nine months ended September 30, 2011. In addition, we made principal debt payments of $81.9 million during the nine months ended September 30, 2012 compared to $58.3 million for the comparable prior year period.
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
Our ability to incur additional debt (and the cost of incurring additional debt) is dependent upon a number of factors, including our credit ratings, the value of our assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We will continue to monitor the unsecured and secured debt markets, and as market conditions permit, access borrowings that are advantageous to us. During the three months ended September 30, 2012, Moody's Investment Services upgraded our senior unsecured debt rating to Baa3.
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the nine months ended September 30, 2012, we sold assets (or our interests in assets) for aggregate proceeds of approximately $15.1 million ($11.8 million from the sale of consolidated assets and $3.3 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). The proceeds were used to repay a portion of outstanding borrowings under our credit facility.
At September 30, 2012, our total outstanding debt balance was $1.83 billion. The outstanding balance includes fixed-rate debt of $1.63 billion, or 89.3% of the total debt balance, and variable-rate debt of $196.2 million, or 10.7% of the total debt balance. As further discussed below, at September 30, 2012, we had an unsecured revolving credit facility providing for total borrowings of up to $500.0 million and a cash management line providing for borrowings up to $35.0 million. The cash management line was amended and restated in April 2012, as discussed below.

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

The spread over LIBOR for syndicated borrowings under the credit facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of September 30, 2012, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc. or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wells Fargo which was amended and restated in April 2012. The amended and restated cash management line has a maturity date of March 29, 2016.

The Credit Facility and the cash management line had an outstanding balance at September 30, 2012 of $183.6 million, including $180.0 million outstanding on the Credit Facility and $3.6 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the cash management line was 1.61% and 1.29% as of September 30, 2012 and September 30, 2011, respectively.
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
The Credit Facility contains various ratios and covenants that are more fully described in Note 13 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. As of September 30, 2012, we were in compliance with these covenants.
Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "2012 Term Loan Agreement") with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan. As of September 30, 2012, the term loan had an outstanding balance of $150.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. The interest rate of the term loan is fixed through maturity at an all-in initial interest rate of 2.71%, based on the initial margin of 1.60% pursuant to two interest rate swaps. The term loan matures on May 11, 2017. The 2012 Term Loan Agreement contains various covenants and events of default that are more fully described in Note 13 - Financing Activities in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our unsecured credit facility.

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "2011 Term Loan Agreement") with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of September 30, 2012, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. We entered into two interest rate swaps to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. The term loan matures on August 1, 2018. The 2011 Term Loan Agreement contains various covenants and events of default that are more fully described in Note 13 - Financing Activities in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our unsecured credit facility.

Unsecured Senior Note Maturity

During August 2012, our outstanding 6.875% senior notes matured, which we satisfied with an aggregate payment of $82.8 million ($80.0 million of principal and $2.8 million of accrued interest) using borrowings under our Credit Facility.

Capital Investments / Cost Capitalization
The following table summarizes our capital investments and capitalized costs, consisting of costs associated with acquisition of assets, as well as development expenditures and other capitalized expenditures for our consolidated assets, for the three and nine months ended September 30, 2012 and 2011:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Multifamily Acquisitions	$—	$90,300	$74,775	$200,795

Developments:
Multifamily	$19,736	$11,663	$57,827	$20,280
Commercial	1,756	837	13,281	5,078
For Sale / Other	567	107	1,900	313
Total Developments	$22,059	$12,607	$73,008	$25,671

Capital Expenditures:
Multifamily Capital Expenditures	$8,858	$6,538	$21,027	$15,819

Commercial Capital Expenditures	$89	$16	$428	$47
Commercial Tenant Improvements	$—	$28	$314	$237
Commercial Leasing Commissions	$76	$73	$169	$196
For the nine months ended September 30, 2012 and 2011, our multifamily capital expenditures were $617 per unit and $470 per unit, respectively. For 2012, we estimate that capital expenditures per unit for our multifamily apartment communities will be slightly higher than those in 2011, which were approximately $678 per unit.

We capitalize interest, real estate taxes and certain internal personnel and associated costs related to projects under development, construction and rehabilitation. The incremental personnel and associated costs are capitalized to the projects under development and rehabilitation based upon the effort associated with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. We cease the capitalization of such costs as the project becomes substantially complete and available for occupancy. In addition, prior to the completion of the project, we expense, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such project. Capitalized indirect costs associated with our projects under development or construction were $0.7 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively.
Distributions
On October 24, 2012, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.18 per common share and per unit, totaling approximately $17.1 million. The distribution was declared to shareholders and partners of record as of November 5, 2012 and will be paid on November 13, 2012. The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's "REIT taxable income," subject to certain adjustments and excluding net capital gains, to be distributed to the Trust's shareholders.

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
As of September 30, 2012, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
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
Guarantees and Other Arrangements
In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At September 30, 2012, the total amount of debt of the joint venture, which matures in January 2013, was approximately $15.2 million. At September 30, 2012, no liability was recorded for the guarantee. The fair value of this guarantee could change in the near term if the markets in which this property is located deteriorate or if there are other negative indicators.
Off-Balance Sheet Arrangements
At September 30, 2012, our pro-rata share of mortgage debt of unconsolidated joint ventures was $35.7 million. The aggregate maturities of this mortgage debt are as follows:

($ in millions)
2012	$12.3
2013	5.8
2014	4.9
2015	0.1
2016	—
Thereafter	12.6
$35.7

Our pro-rata share of mortgage debt of unconsolidated joint ventures has declined from $147.7 million as of March 31, 2012 to $35.7 million as of September 30, 2012, primarily as a result of the DRA/CLP joint venture transaction, which was effective as of June 30, 2012. As a result of the transaction, we no longer have responsibility for $111.3 million of the joint venture's mortgage debt, which represented our pro-rata share of the debt. Of the $35.7 million outstanding, the $12.3 million maturing in 2012 represents our pro-rata portion of the amount outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which we acquired from the lender in May 2010 (see Note 2 - "Summary of Significant Accounting Policies - Notes Receivable" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q). We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.

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
Critical Accounting Policies and Estimates
Please refer to the 2011 Form 10-K for discussions of the Trust’s and CRLP’s critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the three months ended September 30, 2012, there were no material changes to these policies.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings as “Interest expense” as interest payments are made on our variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a “Loss on hedging activities.” We did not reclassify amounts to "Loss on hedging activities" for the three and nine months ended September 30, 2012 and 2011.
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $1.9 million and $1.4 million during the three months ended September 30, 2012 and 2011, respectively. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $5.3 million and $1.6 million during the six months ended September 30, 2012 and 2011, respectively. Over the next P12M, the Company expects to reclassify $7.8 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2012, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 89.3%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
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
Management evaluates the operating performance of our reportable segments based on FFO results. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of the company’s needs, including our ability to make distributions.

The following information is provided to reconcile net income available to common shareholders of the Trust, the most comparable GAAP measure, to FFO, and to show the items included in our FFO for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share and unit data)	2012	2011	2012	2011
Net (loss) income available to common shareholders	$(6,450)	$12,499	$3,953	$(5,629)
Noncontrolling interest in CRLP	(524)	1,040	322	(487)
Total	$(6,974)	$13,539	$4,275	$(6,116)
Adjustments (consolidated):
Real estate depreciation	30,993	31,634	94,124	95,165
Real estate amortization	1,527	2,228	5,147	6,259
Impairment on depreciable asset	2,979	—	3,250	—
(Gain)/loss on sale of property, net of income tax and
noncontrolling interest	(142)	(23,751)	107	(23,695)
Gain/(loss) on sale of undepreciated property, net of income
tax and noncontrolling interest	142	75	(127)	6
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	308	1,678	2,459	4,927
Real estate amortization	62	1,181	784	2,363
(Gain)/loss on sale of property	310	—	(22,399)	22
Funds from operations	$29,205	$26,584	$87,620	$78,931
Income allocated to participating securities	(228)	(183)	(685)	(563)
Funds from operations available to common shareholders
and unitholders	$28,977	$26,401	$86,935	$78,368

FFO per share:
Basic	$0.31	$0.28	$0.92	$0.87
Diluted	$0.31	$0.28	$0.92	$0.87

Weighted average common shares outstanding — basic	87,325	86,573	87,183	83,250
Weighted average partnership units outstanding — basic (1)	7,153	7,253	7,161	7,265
Weighted average shares and units outstanding — basic	94,478	93,826	94,344	90,515
Effect of diluted securities	—	—	—	—
Weighted average shares and units outstanding — diluted	94,478	93,826	94,344	90,515
________________________

(1)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2012, we had approximately $196.2 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.8 billion of outstanding total debt and our $3.3 billion of total assets at September 30, 2012.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $2.0 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.0 million. This assumes that the amount outstanding under our variable rate debt remains approximately $196.2 million, which was the outstanding principal balance at September 30, 2012.
At September 30, 2012, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures
Controls and Procedures with respect to the Trust

(a)	Disclosure controls and procedures.
The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, of the effectiveness as of September 30, 2012 of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and the Trust’s chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
In the ordinary course of business, the Trust reviews its system of internal control over financial reporting to evaluate whether to implement any changes to its systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. During the three months ended September 30, 2012, the Trust implemented a new system for financial reporting and accumulation of financial data. The new financial system is a significant component of the Trust's internal control over financial reporting, but was not made in response to any deficiency in our internal controls.
Other than the implementation of the new financial system described above, no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Controls and Procedures with respect to CRLP

(a)	Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of September 30, 2012 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
In the ordinary course of business, CRLP reviews its system of internal control over financial reporting to evaluate whether to implement any changes to its systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. During the three months ended September 30, 2012, CRLP implemented a new system for financial reporting and accumulation of financial data. The new financial system is a significant component of CRLP's internal control over financial reporting, but was not made in response to any deficiency in our internal controls.
Other than the implementation of the new financial system described above, no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of repurchases by the Trust of common shares of the Trust for the three months ended September 30, 2012 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans
July 1 – July 31, 2012	602	$22.65	—	—
August 1 – August 31, 2012	476	22.23	—	—
September 1 – September 30, 2012	9,561	21.88	—	—
Total	10,639	$21.94	—	—
___________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan, as amended. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended September 30, 2012, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

During the period from July 1, 2012 through September 30, 2012, the Trust issued the following common shares in exchange for common units of CRLP:

Units Exchanged /
Date	Shares Issued
July 9, 2012	1,000

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

The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plan, as amended, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). CRLP issued to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended September 30, 2012, CRLP issued 97,476 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $0.3 million.

Item 6.	Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

November 7, 2012	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

November 7, 2012	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

By: Colonial Properties Trust
Its General Partner

November 7, 2012	By:	/s/ C. Reynolds Thompson, III

C. Reynolds Thompson, III
President and Chief Financial Officer

November 7, 2012	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges for the Trust	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

101
XBRL (Extensible Business Reporting Language). The following materials from the Trust's and CRLP's Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited); (ii) Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited); (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); (iv) Consolidated Statements Shareholders' Equity (Trust) and Partners' Equity (CRLP) for the nine months ended September 30, 2012 and 2011 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.
Filed herewith