Form 10-K
period 2012-12-31
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2013-02-28
CIK 909111, 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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
The aggregate market value of the 83,013,686 Common Shares of Beneficial Interest held by non-affiliates of Colonial Properties Trust was approximately $1,819,024,821 based on the closing price of $22.14 as reported on the New York Stock Exchange for such Common Shares of Beneficial Interest on June 30, 2012. The aggregate market value of the 3,260,403 common units of partnership interest held by non-affiliates of Colonial Realty Limited Partnership was approximately $72,185,322 based on the closing price of $22.14 of the Common Shares of Beneficial Interest of Colonial Properties Trust into which the common units are exchangeable, as reported on the New York Stock Exchange on June 30, 2012. Number of Colonial Properties Trust’s Common Shares of Beneficial Interest outstanding as of February 25, 2013: 88,449,934.

Documents Incorporated by Reference
Portions of the proxy statement for the annual shareholders meeting to be held on April 24, 2013 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2012.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP

Explanatory Note

This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of Colonial Properties Trust and Colonial Realty Limited Partnership. References to “the Trust” or “Colonial” mean to Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), and its consolidated subsidiaries, and references to “CRLP” mean Colonial Realty Limited Partnership, a Delaware limited partnership, and its consolidated subsidiaries. The term “the Company” refers to the Trust and CRLP, collectively.
The Trust is the sole general partner of, and, as of December 31, 2012, owned a 92.5% limited partner interest in, CRLP. The remaining limited partner interests are held by persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties and who received units in exchange for such properties. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
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

The presentation of the Trust's shareholders' equity and CRLP's equity are the principal areas of difference between the consolidated financial statements of the Trust and those of CRLP. The Trust's shareholders' equity includes preferred shares, common shares, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive loss and redeemable common units. CRLP's equity includes common equity and preferred equity of the general partner (the Trust), limited partners' preferred equity, limited partners' noncontrolling interest, accumulated other comprehensive loss and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust.

In order to highlight the material differences between the Trust and CRLP, this report includes sections that separately present and discuss areas that are materially different between the Trust and CRLP, including:

•	the selected financial data in Item 6 of this report;

•	the consolidated financial statements in Item 8 of this report;

•
certain accompanying notes to the financial statements, including Note 6 - Net Loss Per Share of the Trust and Note 7 - Net Loss Per Unit of CRLP; Note 8 - Equity of the Trust and Note 9 - Capital Structure of CRLP; Note 10 - Redeemable Noncontrolling Interests of the Trust and Note 11 - Redeemable Partnership Units of CRLP; and Note 23 - Quarterly Financial Information for the Trust (Unaudited) and Note 24 - Quarterly Financial Information for CRLP (Unaudited);

•	the controls and procedures in Item 9A of this report; and

•	the certifications of the Chief Executive Officer and Interim Chief Financial Officer included as Exhibits 31 and 32 to this report.

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
As used herein, the term the “Trust” refers to Colonial Properties Trust, and the term “CRLP” refers to Colonial Realty Limited Partnership, of which the Trust is the sole general partner and in which the Trust owned a 92.5% limited partner interest as of December 31, 2012. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”) and Colonial Properties Services, Inc. (“CPSI”).
We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders from investments in commercial assets and by pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 125 properties as of December 31, 2012, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, the development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of December 31, 2012, we owned or maintained a partial ownership in the following properties:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/ Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	112	(2)	33,851	2	646	114	34,497
Commercial properties	8		2,167,000	3	350,000	11	2,517,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.
In addition, we own certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, commercial properties and the land are referred to herein collectively as the “properties.” As of December 31, 2012, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 95.8% and 92.3% leased, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the direct general partner of CRLP, and as of December 31, 2012, held approximately 92.5% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
As a lessor, the majority of our revenue is derived from residents and tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our residents and tenants, and the ability of these residents and tenants to make their rental payments. We also receive management fees generated from third-party management agreements related to management of properties held in joint ventures.
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

•
selectively acquiring and developing primarily multifamily apartment communities to grow our portfolio and improve the age and quality of our multifamily apartment portfolio in growth markets located in the Sunbelt region of the United States;

•
employing a comprehensive capital maintenance program to maintain properties in first-class condition, including recycling capital by selectively disposing of assets and reinvesting the proceeds into opportunities with more perceived growth potential;

•	managing our own properties, which enables us to better control our operating expenses and establish and maintain long-term relationships with our residents and tenants; and

•	executing our asset recycling plan for our multifamily portfolio and our plan to dispose of select commercial assets and land held for future sale.
During 2012, our primary business directives were to grow the company, improve our portfolio and continue efforts to maintain a strong balance sheet and improve margins to help re-establish an investment grade rating.
We made significant progress on each of these directives as outlined below.
Grow the Company

We continued to grow the Company by:

•
producing a 7.6% increase in multifamily same-property net operating income from continuing operations when compared with the year ended December 31, 2011 (see Note 12 to the Trust's and CRLP's Consolidated Finanical Statements — "Segment Information"); and

•	developing multifamily apartment communities on land that we already own.
We achieved a 7.6% increase in multifamily same-property net operating income through continued increases in lease rates while maintaining a high level of occupancy. Average monthly rent per unit for our multifamily same-property communities increased to $787 per unit for the year ended December 31, 2012 compared to $749 per unit for the same period in 2011. Average occupancy for our multifamily same-property communities was 95.5% for the year ended December 31, 2012 compared to 95.4% for the same period in 2011.
We added 718 units through the completion of two developments: Colonial Grand at Hampton Preserve, located in Tampa, Florida, and Colonial Grand at Lake Mary (Phase I), located in Orlando, Florida. In addition, we continued the development of Colonial Grand at Double Creek, located in Austin, Texas and started construction on four additional apartment community developments: Colonial Grand at Ayrsley (Phase II) and Colonial Reserve at South End, located in Charlotte, North Carolina, and Colonial Grand at Lake Mary (Phase II) and Colonial Grand at Randal Lakes, located in Orlando, Florida. The five active developments are expected to add 1,300 units once completed. We also started construction of Colonial Brookwood West, a commercial asset located in Birmingham, Alabama, that is expected to add approximately 41,300 square-feet once completed.
Improve our portfolio

We improved our portfolio by:

•	increasing the percentage of net operating income from our multifamily portfolio through disposition of investments in certain commercial properties;

•	recycling older multifamily apartment communities; and

•	selectively acquiring newer multifamily apartment communities attractively priced in our higher growth Sunbelt markets.
During 2012, we sold one wholly-owned commercial asset, representing approximately 219,000 square-feet (excluding anchor-owned square-feet) for $37.4 million and exited our interest in three commercial joint ventures, comprised of 28 commercial properties. For the full year, the percentage of net operating income from the multifamily portfolio to total net operating income was 85% compared to 79% for 2011 while 87% of our net operating income in the fourth quarter was generated from our multifamily portfolio.
We also sold four wholly-owned multifamily apartment communities for $95.5 million, representing 1,380 units with an average age of 31 years and average monthly rent of $695 per unit. We reinvested proceeds from the multifamily and commercial dispositions into five multifamily apartment communities located in Austin and Dallas, Texas, and Raleigh, North Carolina. These five acquisitions added 1,554 units with an average age of six years and average monthly rent of $1,076 per unit.

Maintain a strong balance sheet and achieve an investment grade rating
During 2012, we continued to reduce our leverage by selectively disposing of non-income producing assets and extended our debt maturities primarily through a new $500.0 million unsecured revolving credit facility and a new $150.0 million senior unsecured term loan. Also, in February 2012, Standard & Poors upgraded our senior unsecured debt rating to BBB- and, in September 2012, Moody's Investment Services upgraded our senior unsecured debt rating to Baa3. In addition, we reduced our exposure with respect to joint venture indebtedness by unwinding certain joint venture arrangements, eliminating approximately $127.1 million of unconsolidated debt, which represented our pro rata share of the mortgage debt of these various joint ventures.
We also simplified our portfolio, as well as our organizational structure, by unwinding certain joint venture arrangements. During 2012, we completed the following transactions:

•	redeemed our 15% noncontrolling interest in the 18-asset DRA/CLP joint venture; representing approximately 5.2 million commercial square-feet;

•	sold our 10% noncontrolling interest in the nine-asset Bluerock office portfolio, representing approximately 1.7 million commercial square-feet

•	sold our 25% noncontrolling interest in Colonial Promenade Madison, representing approximately 111,000 commercial square-feet; and

•
purchased Colonial Grand at Research Park, a 370-unit multifamily apartment community (prior to the acquisition of Colonial Grand at Research Park, we owned a 20% noncontrolling interest in this joint venture).

Simplified and stronger, our business directives for 2013 are to further grow the Company, fortify our balance sheet and enhance our portfolio. We intend to grow the Company's multifamily business by completing the projects we have in our development pipeline as well as initiating the development of several additional multifamily communities in 2013 on land we already own. We also intend to grow the Company through continued expansion of our core operations with the focus on quality of earnings from our multifamily product, which we are continually improving. We intend to fortify our balance sheet by continuing to lower our overall debt levels, primarily through the sale of commercial assets, and improving our financial ratios through improved earnings. We intend to enhance our portfolio by reducing the average age of our assets, increasing average rents and lowering our capital expenditure requirements, each through our multifamily asset recycling program, and by bringing new developments successfully on-line, within budget and on schedule. In addition, we intend to further enhance our portfolio by continuing to reduce our commercial asset exposure.

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

•	maintaining the physical condition of each property in first class condition;

•	allocating additional capital, including capital for selective interior and exterior improvements, where the investment will generate the highest returns;

•	compensating employees through performance-based compensation and stock ownership programs; and

•	repurchasing and issuing common or preferred shares when cost of capital and asset values are favorable.

Financing Strategy
We seek to maintain a well-balanced, conservative and flexible capital structure by:

•	pursuing long-term debt financings and refinancings on an unsecured or secured basis subject to market conditions;

•	borrowing primarily at fixed rates;

•	extending and sequencing the maturity dates of our debt; and

•	targeting appropriate debt service and fixed charge coverage.
We believe these strategies have enabled, and should continue to enable, us to access the debt and equity capital markets to fund debt refinancings and the development and acquisition of additional properties consistent with our 2013 business objectives. As further discussed under “Liquidity and Capital Resources” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, we expect that cash generated from operations, proceeds from asset dispositions and additional borrowings will provide sufficient liquidity to execute our business plan. This liquidity, along with our projected asset sales, is expected to allow us to execute our plan in the short-term. See Item 1A — “Risk Factors – Risks Associated with Our Indebtedness and Financing Activities — A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.”
We may modify our borrowing policy and may increase or decrease our ratio of debt to gross asset value in the future. To the extent that the Trust's Board of Trustees determines to seek additional capital, we may raise such capital through additional asset dispositions, equity offerings, secured financings, debt financings or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended (the "Code"), requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.
Property Management
We are experienced in managing and leasing multifamily and commercial properties and believe that managing and leasing our own portfolio have helped maintain consistent income growth and have resulted in reduced operating expenses from the properties.
Operational Structure and Segments
We manage our business based on the performance of two operating segments: multifamily and commercial. See Note 12 - "Segment Information" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K, and incorporated by reference herein, for information on our segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income/loss from continuing operations before noncontrolling interest for the years ended December 31, 2012, 2011 and 2010, and total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of December 31, 2012, and 2011.
Additional information with respect to each operating segment as of December 31, 2012, is set forth below:
Multifamily Operations — Multifamily management is responsible for all aspects of multifamily operations, including day-to-day management and leasing of our 114 multifamily apartment communities (including two properties partially-owned through unconsolidated joint ventures). Multifamily management is also responsible for all aspects of our for-sale residential disposition activities. As of December 31, 2012, we had two for-sale properties remaining, one residential development located in Charlotte, North Carolina, and one lot development located in Mobile, Alabama.

Commercial Operations — Commercial management is responsible for all aspects of our commercial property operations, including management and leasing services as well as third-party management services for one commercial property in which we do not have an ownership interest. Of the 11 commercial properties that we have a full or partial ownership interest in, four are office properties and seven are retail properties.

Completed Developments

The following table summarizes our developments that were completed in 2012. Throughout this Form 10-K, multifamily properties are measured by the number of units and commercial properties are measured in square feet. Project development costs, including land acquisition costs, were funded through commercial asset dispositions and borrowings on our unsecured credit facility.

		Total Units/
	Location	Square Feet (1)	Total Cost
($ in thousands)		(unaudited)
Multifamily Projects:
Colonial Grand at Hampton Preserve	Tampa, FL	486	$52,244
Colonial Grand at Lake Mary (Phase I)	Orlando, FL	232	25,702
		718	$77,946
Commercial Project:
Colonial Promenade Huntsville (Phase I) (2)	Huntsville, AL	—	$4,116
Total Completed Developments			$82,062
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Development costs for this project are net of reimbursements received from the shadow-anchor.

Ongoing Development Activity

As of December 31, 2012, we had six development projects under construction — five multifamily projects and one commercial project. These developments are expected to be funded through our unsecured credit facility (discussed in this Form 10-K below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

		Total	Expected	Expected	Costs
		Units/Square	Completion	Project	Capitalized
	Location	Feet (1)	Date	Costs	to Date
($ in thousands)		(unaudited)
Multifamily Projects:
Colonial Grand at Ayrsley (Phase II)	Charlotte, NC	81	2Q13	$9,146	$3,454
Colonial Grand at Double Creek	Austin, TX	296	1Q13	31,668	27,297
Colonial Grand at Lake Mary (Phase II)	Orlando, FL	108	1Q13	13,981	11,382
Colonial Grand at Randal Lakes	Orlando, FL	462	1Q14	57,000	19,579
Colonial Reserve at South End	Charlotte, NC	353	4Q13	59,333	26,133
		1,300		$171,128	$87,845
Commercial Project:
Brookwood West Retail	Birmingham, AL	41,300	3Q13	$8,272	$914
Total Active Developments				$179,400	$88,759
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

Future Development Activity
Of the future developments listed below, we expect to initiate development of at least four multifamily apartment communities in 2013. Although we believe that it is probable that we will develop certain of the other projects in the future as market conditions dictate, there can be no assurance that we will pursue any of these particular future development projects.

	Location	Total Units/Square Feet (1)	Costs Capitalized to Date
($ in thousands)		(unaudited)
Multifamily:
Colonial Grand at Bellevue (Phase II)	Nashville, TN	220	$3,701
Colonial Grand at Lake Mary (Phase III)	Orlando, FL	132	1,851
Colonial Grand at Randal Park	Orlando, FL	314	6,232
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,042
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Azure	Las Vegas, NV	438	10,575
		1,543	$37,641
Commercial:
Colonial Promenade Huntsville (Phase II)	Huntsville, AL	—	$5,215
Colonial Promenade Nord du Lac (2)	Covington, LA	236,000	25,634
Randal Park	Orlando, FL	—	10,996
		236,000	$41,845
Other Undeveloped Land:
Multifamily			$1,496
Commercial			42,095
Commercial Outparcels/Pads			17,629
For-Sale Residential Land (3)			66,688
			$127,908
Consolidated Construction in Progress			$207,394
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
The Company intends to develop this project in phases over time. Costs capitalized to date for this development are presented net of an aggregate $18.1 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	These costs are presented net of $27.9 million of non-cash impairment charges recorded on two of the projects in 2012, 2009, 2008 and 2007. Of these charges $3.3 million were recorded during 2012.
Acquisitions
During 2012, we acquired the following five multifamily apartment communities:

			Effective
Acquisitions	Location	Units	Acquisition Date	Purchase Price
				($ in millions)
Colonial Grand at Brier Falls	Raleigh, NC	350	January 10, 2012	$45.0
Colonial Grand at Fairview	Dallas, TX	256	May 30, 2012	29.8
Colonial Grand at Research Park (1)	Raleigh, NC	370	October 1, 2012	38.0
Colonial Grand at Canyon Ranch	Austin, TX	272	November 13, 2012	24.5
Colonial Reserve at Las Colinas	Dallas, TX	306	November 20, 2012	42.8
Total		1,554		$180.1
_____________________________

(1)	Prior to the acquisition, the Company owned a 20% noncontrolling interest in the joint venture that owned the property.

Dispositions
During 2012, we disposed of the following properties:

		Units/	Effective
Dispositions	Location	Sq. Feet (1)	Disposal Date	Sales Price
				($ in millions)
Multifamily Properties:
Autumn Hill	Charlottesville, VA	425	December 20, 2012	$32.0
Colonial Village at Canyon Hills	Austin, TX	229	December 20, 2012	16.9
Colonial Village at Highland Hills	Raleigh, NC	250	December 20, 2012	17.8
Heatherwood	Charlotte, NC	476	December 20, 2012	28.8
		1,380		$95.5

Commercial Property:
Colonial Promenade Alabaster	Birmingham, AL	219,000	October 24, 2012	$37.4
		219,000		$37.4

Total				$132.9
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.
Additionally, in 2012, we sold 53,000 square feet at Colonial Promenade Tannehill, a 234,000 square-foot (excluding anchor-owned square footage) commercial asset located in Birmingham, Alabama, for a sales price of $5.6 million. The Company also sold various consolidated parcels of land for an aggregate sales price of $4.3 million. The net proceeds from the sale of these assets were used to partially fund the acquisition of multifamily apartment communities discussed above, as well as to repay a portion of the borrowings under our unsecured credit facility.
For-Sale
During 2012, we sold eight residential units at Metropolitan Midtown, located in Charlotte, North Carolina, and one residential lot at Whitehouse Creek, located in Mobile, Alabama, for total sales proceeds of $4.9 million. Our portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on our unsecured credit facility.
For cash flow statement purposes, we classify capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Impairment, Legal Contingencies and Other Losses
During 2012, we recorded impairment charges, legal contingencies and other losses totaling $26.0 million. Of the charges recorded, $7.0 million was non-cash impairment charges on various properties, $17.6 million was for loss contingencies related to certain ongoing litigation, $0.9 million was the result of warranty claims on units previously sold at two of the Company's for-sale residential projects and $0.5 million was related to a fire at one of the Company's multifamily properties. See Note 3 - "Real Estate Activity - Impairment, Legal Contingencies and Other Losses" and Note 20 - "Legal Proceedings" for additional detail regarding these charges.
Recent Events
Dispositions
On February 1, 2013, we sold Metropolitan Midtown, a commercial asset located in Charlotte, North Carolina, comprised of 170,000 square-feet of office space and 172,000 square-feet of retail space, for an aggregate sales price of $94.4 million. We intend to use the proceeds from the sale to fund our multifamily development pipeline and to repay a portion of the outstanding balance on our unsecured credit facility.
On January 14, 2013, we sold our 10% noncontrolling interest in Colonial Promenade Hoover, a 172,000 square-foot (excluding anchor-owned square-footage) retail asset located in Birmingham, Alabama. We received $0.5 million in cash and no longer have responsibility for $1.5 million of associated mortgage debt, which represented our pro-rata share of such debt. The remaining proceeds from the sale were used to repay a portion of the outstanding balance on our unsecured credit facility.

Distribution
On January 23, 2013, the Trust's Board of Trustees declared a cash distribution to shareholders of the Trust in the amount of $0.21 per common share and to partners of CRLP in the amount of $0.21 per partnership unit totaling approximately $20.1 million. The $0.21 per common share and per common unit distribution represents a 16.7% increase ($0.03 per share/unit) when compared to the previous distribution. The distributions were declared to shareholders and partners of record as of February 4, 2013 and paid on February 11, 2013.
Competition
The business of owning, developing, operating and leasing of multifamily and commercial properties is highly competitive. We compete with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. See Item 1A — “Risk Factors – Risks Associated with Our Operations – We may not be able to complete acquisitions and, even if we complete acquisitions, we may not achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our results of operations” in this Form 10-K for further discussion. With respect to our multifamily business, we also compete with other quality apartment and for-sale (condominium) projects owned by public and private companies. The number of competitive multifamily apartment communities in a particular market could adversely affect our ability to lease our multifamily apartment communities, to develop and lease new properties or sell existing properties, as well as the rents we are able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for-sale (condominium) units. With respect to the multifamily business, we compete for residents in our apartment communities based on our high level of resident service, the quality of our apartment communities (including our landscaping and amenity offerings) and the desirability of our locations. Resident leases at our apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of the communities. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of the properties.
Environmental Matters
We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental conditions and liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations or future interpretations of existing requirements will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties. See Item 1A - “Risk Factors—Risks Associated with Our Operations – We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability," "Costs associated with addressing indoor air quality issues, moisture infiltration and/or resulting mold remediation may be costly," and "As the owner or operator of real property, we could become subject to liability for asbestos-containing building materials or other hazardous materials in the building components on our properties" in this Form 10-K for further discussion.
Insurance
We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our majority-owned properties. We believe the policy specifications, insured limits of these policies and self insurance reserves are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, which generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate levels of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at reasonable costs in the future. In addition, as of December 31, 2012, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person. Our policy for all self-insured risk is to accrue for expected losses on reported claims and for estimated losses related to claims incurred but not reported as of the end of the reporting period. See Item 1A - “Risk Factors – Risks Associated with Our Operations – Uninsured losses or losses in excess of insurance coverage could adversely affect our financial condition.”

Employees
As of December 31, 2012, CRLP employed 911 persons, including on-site property employees who provide services for the properties that we own and/or manage. The Trust employs all employees through CRLP and its subsidiaries.
Tax Status
The Trust is considered a corporation for federal income tax purposes. The Trust qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates. The Trust may be subject to certain state and local taxes on its income and property. Distributions to shareholders are generally partially taxable as ordinary income and long-term capital gains, and partially non-taxable as return of capital. During 2012, total common distributions had the following overall characteristics:

Quarter	Distribution Per Share	Ordinary Income	Return of Capital	Capital Gain	Unrecaptured §1250 Gain
1st	$0.18	65.57%	22.86%	5.67%	5.90%
2nd	$0.18	65.57%	22.86%	5.67%	5.90%
3rd	$0.18	65.57%	22.86%	5.67%	5.90%
4th	$0.18	65.57%	22.86%	5.67%	5.90%
The Company's financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for joint ventures and third party owned properties and administrative services to us. All of the Company's for-sale residential activities are performed through CPSI. The Trust generally reimburses CPSI for payroll and other costs incurred in providing services to the Trust. All inter-company transactions are eliminated in the accompanying consolidated financial statements. During the years ended December 31, 2012, 2011 and 2010, we did not recognize an income tax expense/(benefit) related to the taxable income of CPSI. See Note 17 - "Income Taxes" in the Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K.
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

Executive Officers of the Company

The following is a biographical summary of our executive officers:

Thomas H. Lowder, 63, was re-appointed Chief Executive Officer effective December 30, 2008. Mr. Lowder has served as Chairman of the Trust's Board of Trustees since the Company's formation in July 1993. Additionally he served as President and Chief Executive Officer from July 1993 until April 2006. Mr. Lowder became President and Chief Executive Officer of Colonial Properties, Inc., the Company's predecessor, in 1976, and has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Company and its predecessors. He presently serves as a member of the Board of the following organizations: Children's Hospital of Alabama, Crippled Children's Foundation, the National Association of Real Estate Investment Trusts (“NAREIT”), the University of Alabama Health System Board and the University of Alabama Health Services Foundation. Mr. Lowder is a past board member of Birmingham-Southern College, and The Community Foundation of Greater Birmingham, past chairman of the Birmingham Area Chapter of the American Red Cross, past chairman of Children's Hospital of Alabama and he served as chairman of the 2001 United Way Campaign for Central Alabama and Chairman of the Board in 2007. He graduated with honors from Auburn University with a Bachelor of Science Degree. Mr. Lowder holds an honorary Doctorate of Humanities from University of Alabama at Birmingham and a honorary Doctorate of Law from Birmingham Southern College. Mr. Lowder is the brother of James K. Lowder, one of the Company's trustees.
C. Reynolds Thompson, III, 49, served as President and Chief Financial Officer from December 30, 2008 to December 31, 2012. Mr. Thompson previously served in the following additional positions within the Company since being hired in February 1997: Chief Executive Officer; Chief Operating Officer; Chief Investment Officer; Executive Vice President, Office Division; Senior Vice President, Office Acquisitions; and Trustee. Responsibilities within these positions included overseeing management, leasing acquisitions and development within operating divisions; investment strategies; market research; due diligence; merger and acquisitions; joint venture development and cross-divisional acquisitions. Prior to joining the Company, Mr. Thompson worked for CarrAmerica Realty Corporation, a then publicly traded office REIT, in office building acquisitions and due diligence. Mr. Thompson serves on the Board of Directors of Birmingham Business Alliance and the Board of Directors of United Way of Central Alabama. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.
Paul F. Earle, 55, has been our Chief Operating Officer since January 2008 and is responsible for all operations of the properties owned and/or managed by the Company. From May 1997 to January 2008, Mr. Earle served as Executive Vice President-Multifamily Division and was responsible for management of all multifamily properties owned and/or managed by us. He joined the Company in 1991 and has previously served as Vice President - Acquisitions, as well as Senior Vice President - Multifamily Division. Mr. Earle is past Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also is a board member and is on the Executive Committee of the National Multifamily Housing Council. He is past President and current Board member of Big Brothers/Big Sisters and is a current member of the American Red Cross Board of Directors-Mid-Alabama Region and Chair of the Blood Services Committee. Before joining the Company, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.
John P. Rigrish, 64, has been our Chief Administrative Officer and Corporate Secretary since August 1998 and is responsible for the supervision of Corporate Governance, Information Technology, Human Resources and Employee Services. Prior to joining the Company, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor's degree from Samford University and did his postgraduate study at Birmingham-Southern College. He previously served on the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee. Mr. Rigrish is a current member and previous Chairman of the American Red Cross Board of Directors-Alabama Chapter. He also serves on the City of Hoover Veterans Committee, John Carroll Educational Foundation Board of Directors, the Edward Lee Norton Board of Advisors at Birmingham-Southern College and the Finance Committee of the Birmingham Diocese.

Jerry A. Brewer, 41, has been our Executive Vice President, Finance since January 2008, and is responsible for all Corporate Finance and Investor Relations activities of the Company. Mr. Brewer previously served as our Senior Vice President – Corporate Treasury since September 2004. Mr. Brewer joined the Company in February 1999 and served as Vice President of Financial Reporting for the Company until September 2004 and was responsible for overseeing all of the Company’s filings with the Securities and Exchange Commission, and internal and external consolidated financial reporting. Prior to joining the Company, Mr. Brewer worked for Arthur Andersen LLP, serving on independent audits of public and private entity financial statements, mergers and acquisitions due diligence, business risk assessment and registration statement work for public debt and stock offerings. Mr. Brewer is a member of the American Institute of Certified Public Accountants, the Alabama State Board of Public Accountancy and Auburn University School of Accountancy Advisory Council. He is a Certified Public

Accountant, and holds a Bachelor of Science degree in Accounting from Auburn University and a Masters of Business Administration from the University of Alabama at Birmingham.

Bradley P. Sandidge, 43, has been our Executive Vice President, Accounting since January 2009, and our interim Chief Financial Officer since January 1, 2013, and is responsible for all accounting operations of the Company to include Internal Control functions, compliance with generally accepted accounting principles, SEC financial reporting, regulatory agency compliance and reporting and management reporting. As interim Chief Financial Officer, Mr. Sandidge is also responsible for financial planning and analysis, investment strategy and underwriting, capital allocation and market research. Mr. Sandidge previously served as our Senior Vice President, Multifamily Accounting and Finance, since joining the Company in 2004, and was responsible for overseeing the accounting operations of the Company’s multifamily operations. Mr. Sandidge is a Certified Public Accountant with over 15 years of real estate experience. Prior to joining the Company, Mr. Sandidge served as Tax Manager for the North American and Asian portfolios of Archon Group, L.P. / Goldman Sachs from January 2001 through June 2004, and worked in the tax real estate practice of Deloitte & Touche LLP from January 1994 through October 1999. Mr. Sandidge holds a Bachelor's degree in accounting and a Master's degree in tax accounting from the University of Alabama. Mr. Sandidge is a board member of the Birmingham Business Alliance.

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

Under the Americans with Disabilities Act of 1990, its implementing regulations, the Accessibility Guidelines promulgated under the Act, and certain state and local laws related to disability, which we refer to collectively as the ADA, all public accommodations must meet various requirements related to access and use by disabled persons. Our properties must comply with the applicable provisions of the ADA to the extent that such properties are "public accommodations" as defined by the ADA. In September 2010, the Department of Justice published revised regulations that adopted revised, enforceable accessibility standards called the 2010 ADA Standards for Accessible Design. These standards generally became effective on March 15, 2012. The new standards could cause some of our properties to incur costly measures to become fully compliant. If we are required to make substantial modifications to the properties as a result we could be materially and adversely affected.

Similarly, the Fair Housing Amendment Act of 1988, or FHAA, contains design and construction accessibility provisions for certain new multifamily dwellings developed for first occupancy on or after March 31, 1991. Compliance with the FHAA, its implementing regulations, and any related state or local requirements could involve removal of barriers to access from certain disabled persons' properties or restrict further renovations of our properties with respect to means of access.

Noncompliance with the ADA, FHAA or related laws or regulations could result in the imposition of fines by government authorities, awards to private litigants of damages, substantial litigation costs and the incurrence of additional costs associated with bringing the properties into compliance, any of which could adversely affect our financial condition, results of operations and cash flows.

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

Substantially all of our properties are located in the Sunbelt region, and adverse economic, weather and other developments in that region could adversely affect our results of operations and financial condition.

Substantially all of our properties are located in the Sunbelt region of the United States. In particular, we derived approximately 87.6% of our net operating income in 2012 from top quartile cities located in the Sunbelt region. As a result, we are particularly susceptible to adverse economic, market and other conditions in these geographic areas, including increased unemployment, industry slowdowns, business layoffs or downsizing, decreased consumer confidence and relocation of businesses. Additionally, the geographic concentration of our exposure makes us particularly susceptible to adverse weather conditions that threaten southern and coastal states, such as hurricanes and flooding. Although we anticipate and plan for losses, even a single catastrophe or destructive weather event may have a significant negative effect on our financial condition and results of operations because of the concentration of our properties. Any such adverse economic or weather developments in the Sunbelt region — and in particular the areas of or near to Atlanta, GA, Charlotte, NC or Austin and Dallas/Fort Worth, TX — could adversely affect our results of operations and financial condition.

Our inability to dispose of our existing inventory of for-sale residential assets could adversely affect our results of operations.

As of December 31, 2012, we had five for-sale residential units remaining and 39 residential lots for sale, which may expose us to the following risks, many of which could cause us to hold properties for a longer period than is otherwise desirable:

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

•	we may abandon development or conversion opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;

•	we may be unable to close on sales of individual units under contract;

•	buyers may be unable to qualify for financing;

•	sales prices may be lower than anticipated;

•	competition from other condominiums and other types of residential housing may result in reduced or fluctuating sales;

•	we could be subject to liability claims from condominium associations or others asserting that construction performed was defective, resulting in litigation and/or settlement discussions; and

•	we may be unable to achieve sales prices with respect to our for-sale assets that compensate us for our costs (which may result in impairment charges).

During 2012, 2011, and 2010, we recorded $7.0 million, $0.2 million and $0.3 million, respectively, of non-cash impairment charges primarily related to certain for-sale residential units, a commercial development and certain land parcels. See Note 3 — “Real Estate Activity — Impairment, Legal Contingencies and Other Losses” in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional information regarding these impairment charges. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect our shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings.

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

Overall financial market and economic conditions have been challenging in recent years, beginning with the credit crisis and recession in 2008. Challenging economic conditions persisted throughout 2011, including a worsening European sovereign debt crisis and volatility in the debt and equity markets, and although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted and residential and commercial real estate markets are slowly recovering. These markets may fail to grow or decline for many reasons, including insufficient consumer demand or confidence, lack of access to credit, the impacts of “sequestration” under the Budget Control Act of 2011 or other changes in the U.S. federal budgetary process, changes in regulatory environments, and other macro-economic factors. If these conditions do not improve or worsen, there could be an increase in defaults by residents at our multifamily properties and tenants at our commercial properties, which could adversely affect our revenues. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums, which increases the supply of multifamily units and housing alternatives, may further reduce our ability to lease our multifamily units and further depress rental rates in certain markets. With regard to for-sale residential properties, the market for our for-sale residential properties depends on an active demand for new for-sale housing and high consumer confidence. Decreased demand, exacerbated by tighter credit standards for home buyers and foreclosures, has further contributed to an oversupply of housing alternatives, adversely affecting the timing of sales and price at which we are able to sell our for-sale residential properties and thereby adversely affecting our profits from for-sale residential properties. We cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the economic recovery slows or stalls, our ability to lease our properties, our ability to increase or maintain rental rates in certain markets and the pace of condominium sales and closings and/or the related sales prices may weaken in 2013.

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

As a general matter, the potential for indoor exposure to mold or other air contaminants continues to be a concern as such exposure has been alleged to have a variety of adverse effects on health. As a result, there have been a number of lawsuits in our industry against owners and managers of apartment communities relating to indoor air quality, moisture infiltration and/or resulting mold. The terms of our property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against us, we would be required to use our funds to resolve the issue, including litigation costs. We make no assurance that liabilities resulting from indoor air quality, moisture infiltration and/or the presence of or exposure to mold will not have a future impact on our business, results of operations and financial condition.

As the owner or operator of real property, we could become subject to liability for asbestos-containing building materials or other hazardous materials in the building components on our properties.

Some of our properties may contain asbestos-containing materials or other hazardous materials (e.g., lead-based paint). With respect to asbestos-containing materials, environmental laws typically require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come in contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. Other hazardous materials are subject to similar regulations. In addition, federal law requires owners or operators of certain residential dwellings to disclose the potential presence of lead-based paint to residents. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may be entitled to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials or other hazardous materials in building components.

Uninsured losses or losses in excess of insurance coverage could adversely affect our financial condition.

As of December 31, 2012, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person, according to plan policy limits. If the actual costs incurred to cover such uninsured claims are significantly greater than our budgeted costs, our financial condition will be adversely affected.

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

•	we may acquire properties outside of our existing markets where we are less familiar with local economic and market conditions;

•	some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition;

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	we may be unable to reinvest restricted proceeds pending the fulfillment of the exchange requirements of Section 1031 of the Code;

•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties; and

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

Breaches of our data security could materially harm our business and reputation.

We collect and retain certain personal information provided by our tenants and employees. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

Risks Associated with Our Indebtedness and Financing Activities

Our substantial indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2012, the amount of our total debt was approximately $1.9 billion, consisting of $1.8 billion of consolidated debt and $20.7 million of our pro rata share of joint venture debt. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

The degree of our leverage creates significant risks, including the following:

•	we may be required to dedicate a substantial portion of our funds from operations to servicing our debt and our cash flow may be insufficient to make required payments of principal and interest;

•	we may not be able to refinance some or all of our indebtedness and any refinancing may not be on terms as favorable as those of our existing indebtedness;

•	to repay indebtedness as it matures, we may be forced to sell one or more properties, possibly on unfavorable terms, or raise additional equity at prices that may be dilutive to existing shareholders;

•	we may be subject to prepayment penalties if we elect to repay our indebtedness prior to the stated maturity date;

•	debt service obligations will reduce funds available for distribution to our shareholders and funds available for acquisitions, development and redevelopment;

•	we may be more vulnerable to economic and industry downturns than our competitors that have less debt;

•	we may be limited in our ability to respond to changing business and economic conditions;

•	we may not be able to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes; and

•	we may default on our indebtedness, which could result in acceleration of those obligations, assignment of rents and leases and loss of properties to foreclosure.

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
Our unsecured credit facility and unsecured term loans contain restrictions on the amount of debt we may incur and other restrictions and requirements on our operations, including the following financial ratios:

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

These restrictions, as well as any additional restrictions which we may become subject to in connection with additional financings or refinancings, could restrict our ability to pursue some business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to our company, which would adversely affect our results of operations. In addition, violations of these covenants could cause the declaration of defaults and acceleration of any related indebtedness, which would result in adverse consequences to our financial condition. Our credit facility and unsecured term loan also contain cross-default provisions that give the lenders the right to declare a default if we are in default under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which would have a material adverse effect on our financial condition, results of operations and ability to make distributions to our shareholders.

Potential reduction or elimination of the role that Fannie Mae and Freddie Mac play in the multifamily financing sector could materially and adversely affect our financial condition, liquidity and results of operations.

Fannie Mae and Freddie Mac are a major source of financing for secured multifamily real estate in the United States, and we have benefited from our ability to borrow from these entities. In February 2011, as part of the Obama administration's financial industry recovery proposal, the U.S. Treasury, in consultation with the Department of Housing and Urban Development and other government agencies, issued a report that set forth options to reform the U.S. housing market, all of which involve an eventual phasing out of Fannie Mae and Freddie Mac. In August 2012, the U.S. Treasury and Federal Housing Finance Agency announced further steps to expedite the phasing out of Fannie Mae and Freddie Mac. However, it is not now possible to predict the impact such a phase-out may have on financing for the multifamily sector and thus on our business. If the U.S. government decides to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans, and if other sources of financing do not enter the market to replace Fannie Mae and Freddie Mac, it may adversely affect our ability to obtain financing on favorable terms and thus to acquire or develop new properties. In addition, such a decision by the U.S. government may adversely affect the number of properties we can sell, the timing of the sales and/or the prices at which we can sell them, as prospective buyers also may experience difficulty in obtaining financing on favorable terms. As a result, our financial condition, liquidity and results of operations could be materially and adversely affected.
Indebtedness secured by our properties exposes us to the possibility of foreclosure, which could result in the loss of the property that secures the indebtedness and any rents to which we would be entitled from leases on that property.

As of December 31, 2012, approximately 37.8% of our consolidated indebtedness was secured by our real estate assets. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies. In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations

For tax purposes, a foreclosure of any nonrecourse mortgage on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds from the disposition of the property, which could adversely affect our ability to our ability to make distributions to our shareholders.

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

From time to time, we guarantee portions of the indebtedness of certain of our unconsolidated joint ventures. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Guarantees and Other Arrangements” of this Annual Report on Form 10-K, for a description of the guarantees that we have provided with respect to the indebtedness of certain of our joint ventures as of December 31, 2012. From time to time, in connection with certain retail developments, we receive funding from municipalities for infrastructure costs through the issuance of bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. In some instances, we guarantee the shortfall, if any, of tax revenues to the debt service requirements on these bonds. If we are required to fund any amounts related to any of these guarantees, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts.

Due to the amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

As of December 31, 2012, we had approximately $201.1 million of consolidated variable rate debt outstanding. While we have sought to cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, failure to hedge effectively against interest rate changes may adversely affect our results of operations. Furthermore, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.
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

We have a significant amount of debt outstanding, consisting mostly of unsecured debt. We are currently assigned corporate credit ratings from Moody's Investors Service, Inc. and Standard and Poor's Ratings Group based on their evaluation of our creditworthiness. If our credit ratings are downgraded or other negative action is taken, we could be required to pay additional interest and fees on our outstanding borrowings. In addition, a downgrade may adversely impact our ability to borrow secured and unsecured debt and otherwise limit our access to capital, which could adversely affect our business, financial condition and results of operations.

Risks Associated with Our Organization and Structure

Some of our trustees and officers have conflicts of interest that could conflict with the interests of our shareholders.

Certain of our officers and members of our Board of Trustees own limited partner units in CRLP. These individuals may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and CRLP, such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these unit holders may influence our decisions affecting these properties.
Thomas Lowder and James Lowder each has a 50% ownership interest in The Colonial Company, which owns Colonial Insurance Agency.  Colonial Insurance Agency has provided insurance risk management, administrative and brokerage services for the Company. This company is expected to perform similar services for us in the future. As a result, Messrs. Thomas and James Lowder may realize benefits from transactions between this company and us that are not realized by other holders of interests in us.

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

The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of December 31, 2012 there were 125,000,000 common shares authorized under our Declaration of Trust, as amended, of which 88,212,644 were outstanding as of December 31, 2012. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to share option and share purchase plans. In addition to issuances of shares pursuant to share option and share purchase plans, as of December 31, 2012, we may issue up to 7,152,752 common shares upon redemption of currently outstanding units of our operating partnership. We also have filed a registration statement with the Securities and Exchange Commission allowing the Trust to offer, from time to time, an unspecified amount of equity securities of the Trust (including common and preferred shares) and allowing CRLP to offer, from time to time, an unspecified amount of debt securities. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distribution or sales of the Trust's common or preferred shares or CRLP's debt securities will have on the market price of the Trust's common shares.

We may change our dividend policy.

The Trust intends to continue to declare quarterly distributions on its common shares. Future distributions will be declared and paid at the discretion of the Trust's Board of Trustees and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Trust's Board of Trustees deem relevant. The Trust's Board of Trustees reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

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

If the Trust fails to qualify as a REIT for federal income tax purposes, and is unable to avail itself of certain savings provisions set forth in the Code, the Trust would be subject to federal income tax at regular corporate rates. As a taxable corporation, the Trust would not be allowed to take a deduction for distributions to shareholders in computing its taxable income or pass through long term capital gains to individual shareholders at favorable rates. The Trust also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. The Trust would not be able to elect to be taxed as a REIT for four years following the year it first failed to qualify unless the IRS were to grant it relief under certain statutory provisions. If the Trust failed to qualify as a REIT, it would have to pay significant income taxes, which would reduce its net earnings available for investment or distribution to its shareholders. This likely would have a significant adverse effect on the Trust’s earnings and the value of the Trust’s common shares and CRLP’s partnership units. In addition, the Trust would no longer be required to pay any distributions to shareholders and all distributions to shareholders would be taxable as ordinary C corporation dividends to the extent of the Trust's current and accumulated earnings and profits. If the Trust fails to qualify as a REIT for federal income tax purposes and is able to avail itself of one or more of the statutory savings provisions in order to maintain its REIT status, the Trust would nevertheless be required to pay penalty taxes of at least $50,000 or more for each such failure. Moreover, the Trust’s failure to qualify as a REIT also would cause an event of default under its credit facility and may adversely affect the Trust’s ability to raise capital and to service its debt.

Even if the Trust qualifies as a REIT, it will be required to pay some taxes (particularly related to the Trust’s taxable REIT subsidiary).

Even if the Trust qualifies as a REIT for federal income tax purposes, the Trust will be required to pay certain federal, state and local taxes on its income and property. For example, the Trust will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains). Moreover, if the Trust has net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. However, the Trust will not be treated as a dealer in real property with respect to a property that it sells for the purposes of the 100% tax if (i) the Trust has held the property for at least two years for the production of rental income prior to the sale, (ii) capitalized expenditures on the property in the two years preceding the sale are less than 30% of the net selling price of the property, and (iii) the Trust either (a) has seven or fewer sales of property (excluding certain property obtained through foreclosure) for the year of sale or (b) the aggregate tax basis of property sold during the year of sale is 10% or less of the aggregate tax basis of all of the Trust’s assets as of the beginning of the taxable year or (c) the fair market value of the property sold during the year of sale is 10% or less of the aggregate fair market value of all of the Trust’s assets as of the beginning of the taxable year and in the case of (b) or (c), substantially all of the marketing and development expenditures with respect to the property sold are made through an independent contractor from whom the Trust derives no income. The sale of more than one property to one buyer as part of one transaction constitutes one sale for purposes of this “safe harbor”. The Trust intends to hold its properties, and CRLP intends to hold its properties, for investment with a view to long-term appreciation, to engage in the business of acquiring, developing, owning and operating properties, and to make occasional sales of properties as are consistent with our investment objectives. However, not all of the Trust’s sales will satisfy the “safe harbor” requirements described above. Furthermore, there are certain interpretive issues related to the application of the “safe harbor” that are not free from doubt under the federal income tax law. While the Trust acquires and holds properties with an investment objective and does not believe they constitute dealer property, we cannot provide any assurance that the IRS might not contend that one or more of these sales are subject to the 100% penalty tax or that the IRS would not challenge our interpretation of, or any reliance on, the “safe harbor” provisions.

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
General
As of December 31, 2012, our consolidated real estate portfolio consisted of 120 consolidated operating properties, including one property that was in lease-up as of December 31, 2012. In addition, we maintain non-controlling partial interests ranging from 10% to 50% in five properties held through unconsolidated joint ventures. These 125 properties, including consolidated and unconsolidated properties, are located in 11 states in the Sunbelt region of the United States.
Multifamily Properties
Our multifamily segment is comprised of 114 multifamily apartment communities, including 112 consolidated properties, of which 111 are wholly-owned and one is partially-owned, and two properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of 34,497 apartments and range in size from 80 to 586 units. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, fitness center, clubhouse, internet café, laundry room, tennis court(s) and/or a playground. We manage all of the multifamily properties.

The following table sets forth certain additional information relating to the consolidated multifamily properties as of and for the year ended December 31, 2012.
Consolidated Multifamily Properties

Consolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units (3)	Approximate Rentable Area(Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
Alabama:
CG at Liberty Park	Birmingham	2000	300	349,282	92.7%	$1,049
CG at Riverchase Trails	Birmingham	1996	346	337,803	97.7%	767
CV at Inverness	Birmingham	1986/87/90/97	586	508,472	93.5%	597
CV at Trussville	Birmingham	1996	376	413,664	93.4%	761
CG at Traditions	Gulf Shores	2008	324	324,869	96.0%	635
Cypress Village Rental	Gulf Shores	2008	96	212,508	96.9%	1,233
CG at Edgewater	Huntsville	1990/99	500	552,993	92.0%	710
CG at Madison	Huntsville	1999	336	361,202	96.4%	764
CV at Ashford Place	Mobile	1983	168	148,400	97.0%	568
CV at Huntleigh Woods	Mobile	1978	233	201,532	93.6%	537
Subtotal — Alabama			3,265	3,410,725	94.5%	725
Arizona:
CG at Inverness Commons	Phoenix	2002	300	314,539	97.0%	728
CG at OldTown Scottsdale North	Phoenix	1995	208	209,124	97.1%	857
CG at OldTown Scottsdale South	Phoenix	1994	264	267,868	94.3%	882
CG at Scottsdale	Phoenix	1999	180	207,204	93.3%	954
Subtotal — Arizona			952	998,735	95.6%	842
Florida:
CG at Heather Glen	Orlando	2000	448	532,666	95.1%	1,015
CG at Heathrow	Orlando	1997	312	356,550	93.3%	952
CG at Lake Mary	Orlando	2012	232	242,463	94.0%	1,145
CG at Town Park	Orlando	2002	456	538,909	94.1%	1,036
CG at Town Park Reserve	Orlando	2004	80	89,455	96.3%	1,094
CV at Twin Lakes	Orlando	2004	460	420,586	95.0%	817
CG at Lakewood Ranch	Sarasota	1999	288	309,757	98.6%	1,055
CG at Hampton Preserve	Tampa	2012	486	520,768	95.5%	986
CG at Seven Oaks	Tampa	2004	318	307,280	97.5%	896
Subtotal — Florida			3,080	3,318,434	95.3%	968
Georgia:
CG at Barrett Creek	Atlanta	1999	332	312,957	97.3%	774
CG at Berkeley Lake	Atlanta	1998	180	249,438	96.7%	906
CG at McDaniel Farm	Atlanta	1997	425	457,525	97.6%	760
CG at Mount Vernon	Atlanta	1997	213	262,032	97.7%	1,066
CG at Pleasant Hill	Atlanta	1996	502	507,755	98.4%	735
CG at River Oaks	Atlanta	1992	216	282,456	99.1%	861
CG at River Plantation	Atlanta	1994	232	331,351	98.3%	846
CG at Shiloh	Atlanta	2002	498	544,737	94.0%	812
CG at Godley Station	Savannah	2005	312	341,423	95.8%	859
CG at Hammocks	Savannah	1997	308	329,760	96.8%	964
CV at Godley Lake	Savannah	2008	288	273,308	98.3%	819
CV at Greentree	Savannah	1983	194	168,730	94.3%	663
CV at Huntington	Savannah	1986	147	126,267	96.6%	750
CV at Marsh Cove	Savannah	1983	188	202,150	94.7%	781
Subtotal — Georgia			4,035	4,389,889	96.8%	820
Nevada:
CG at Desert Vista	Las Vegas	2008	380	343,710	92.9%	722
CG at Palm Vista	Las Vegas	2007	341	355,321	97.1%	746
Subtotal — Nevada			721	699,031	94.9%	734
North Carolina:
CV at Pinnacle Ridge	Asheville	1948/85	166	150,632	98.2%	733
CG at Ayrsley	Charlotte	2008	368	387,075	98.1%	856
CG at Beverly Crest	Charlotte	1996	300	287,574	93.7%	782
CG at Cornelius	Charlotte	2007	236	256,199	97.5%	868
CG at Huntersville	Charlotte	2008	250	255,937	94.8%	873
CG at Legacy Park	Charlotte	2001	288	306,139	98.3%	775

Consolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units (3)	Approximate Rentable Area(Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
CG at Mallard Creek	Charlotte	2004	252	242,439	97.2%	807
CG at Mallard Lake	Charlotte	1998	302	306,211	98.7%	824
CG at Matthews Commons	Charlotte	2008	216	206,314	98.6%	893
CG at University Center	Charlotte	2005	156	176,142	97.4%	791
CV at Chancellor Park	Charlotte	1999	340	333,797	96.2%	737
CV at Charleston Place	Charlotte	1986	214	176,107	98.6%	563
CV at Greystone	Charlotte	1998/2000	408	396,810	96.8%	641
CV at Matthews	Charlotte	1990	270	262,326	97.8%	780
CV at South Tryon	Charlotte	2002	216	239,478	97.2%	729
CV at Stone Point	Charlotte	1986	192	175,695	96.9%	678
CV at Timber Crest	Charlotte	1999	282	278,290	97.5%	657
Enclave	Charlotte	2008	85	146,614	96.5%	1,633
CG at Autumn Park	Greensboro	2001/04	402	420,319	93.3%	774
CG at Arringdon	Raleigh	2003	320	315,198	98.1%	836
CV at Beaver Creek	Raleigh	2000/2003	316	315,533	95.9%	810
CG at Brier Creek	Raleigh	2009	364	406,668	98.4%	932
CG at Brier Falls	Raleigh	2008	350	389,508	96.3%	991
CG at Crabtree Valley	Raleigh	1997	210	215,938	93.8%	765
CG at Patterson Place	Raleigh	1997	252	246,482	98.0%	842
CG at Research Park	Raleigh	2002	370	384,512	94.1%	819
CG at Trinity Commons	Raleigh	2000/2002	462	493,836	94.8%	806
CV at Deerfield	Raleigh	1985	204	202,165	95.6%	799
CV at Woodlake	Raleigh	1996	266	259,892	94.7%	718
CG at Wilmington	Wilmington	1998/2002	390	365,272	94.4%	728
CV at Mill Creek	Winston-Salem	1984	220	213,770	90.5%	543
Glen Eagles	Winston-Salem	1990/2000	310	322,390	93.2%	620
Subtotal — North Carolina			8,977	9,135,262	96.2%	785
South Carolina:
CG at Commerce Park	Charleston	2008	312	311,420	91.7%	830
CG at Cypress Cove	Charleston	2001	264	308,981	95.8%	950
CG at Quarterdeck	Charleston	1986	230	221,668	99.6%	968
CV at Hampton Pointe	Charleston	1986	304	318,450	96.4%	792
CV at Waters Edge	Charleston	1985	204	190,360	95.1%	693
CV at Westchase	Charleston	1986	352	260,930	97.2%	641
CV at Windsor Place	Charleston	1984	224	216,165	95.5%	691
Subtotal — South Carolina			1,890	1,827,974	95.8%	797
Tennessee:
CG at Bellevue	Nashville	1996	349	356,407	99.1%	945
Subtotal — Tennessee			349	356,407	99.1%	945
Texas:
CG at Ashton Oaks	Austin	2008	362	313,704	95.3%	799
CG at Canyon Creek	Austin	2007	336	358,568	94.0%	874
CG at Canyon Ranch	Austin	2003	272	262,240	98.5%	870
CG at Onion Creek	Austin	2008	300	322,162	95.0%	974
CG at Round Rock	Austin	2007	422	439,723	94.3%	891
CG at Silverado	Austin	2004	238	253,101	95.4%	849
CG at Silverado Reserve	Austin	2006	256	276,469	94.5%	959
CG at Wells Branch	Austin	2007	336	329,027	94.6%	900
CV at Quarry Oaks	Austin	1996	533	468,610	95.3%	764
CV at Sierra Vista	Austin	1999	232	210,251	97.8%	726
CG at Bear Creek	Dallas/Fort Worth	1998	436	411,210	97.5%	826
CG at Fairview (5)	Dallas/Fort Worth	2012	256	258,016	LU	LU
CG at Hebron	Dallas/Fort Worth	2011	312	355,526	98.4%	1,118
CG at Valley Ranch	Dallas/Fort Worth	1995	396	477,088	96.2%	1,088
CR at Las Colinas	Dallas/Fort Worth	2006	306	277,949	91.2%	1,179
CR at Medical District	Dallas/Fort Worth	2007	278	256,824	93.5%	1,059
CV at Grapevine	Dallas/Fort Worth	1985	450	395,202	96.9%	713
CV at Main Park	Dallas/Fort Worth	1984	192	184,030	95.3%	713
CV at North Arlington	Dallas/Fort Worth	1985	240	196,805	92.9%	577
CV at Oakbend	Dallas/Fort Worth	1997	426	400,237	94.8%	767

Consolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units (3)	Approximate Rentable Area(Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
CV at Shoal Creek	Dallas/Fort Worth	1996	408	389,483	96.6%	796
CV at Vista Ridge	Dallas/Fort Worth	1985	300	242,077	93.7%	619
CV at Willow Creek	Dallas/Fort Worth	1996	478	433,534	97.9%	734
Remington Hills	Dallas/Fort Worth	1985	362	357,160	96.4%	742
Subtotal — Texas			8,127	7,868,996	95.6%	844
Virginia:
CV at Greenbrier	Fredericksburg	1988	258	225,088	96.1%	872
CV at Harbour Club	Norfolk	1988	213	196,942	98.1%	809
CV at Tradewinds	Norfolk	1988	284	282,947	93.7%	805
Ashley Park	Richmond	1988	272	198,103	95.6%	664
CR at West Franklin (6)	Richmond	1964/65	332	180,087	94.9%	690
CV at Chase Gayton	Richmond	1984	328	316,322	92.1%	822
CV at Hampton Glen	Richmond	1986	232	180,749	97.4%	827
CV at Waterford	Richmond	1990	312	295,351	95.5%	835
CV at West End	Richmond	1987	224	159,154	96.4%	751
Subtotal — Virginia			2,455	2,034,743	95.3%	783
TOTAL			33,851	34,040,196	95.8%	$817
____________________________

(1)	In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand, CR as an abbreviation for Colonial Reserve and CV as an abbreviation for Colonial Village.

(2)	Represents year initially completed and, where applicable, year(s) in which additional phases were completed at the property.

(3)	For purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2012.

(4)
Represents weighted average rental rate per unit of the 112 consolidated multifamily properties at December 31, 2012. Average Rental Rate per Unit is calculated based on rental income recognized during the period, which is calculated on a straight-line basis in accordance with accounting principles generally accepted in the United States of America, or GAAP, and, accordingly, free rent and other concessions are factored into the calculation.

(5)	This property is currently in lease-up and is not included in the Percent Occupied and Average Rental Rate per Unit property totals.

(6)	As of December 31, 2012, this property was classified as held for sale.
The following table sets forth certain additional information relating to the unconsolidated multifamily properties as of and for the year ended December 31, 2012.
Unconsolidated Multifamily Properties

Unconsolidated Multifamily Property (1)	Location	Year Completed (2)	Number of Units(3)	Approximate Rentable Area (Square Feet)	Percent Occupied	Average Rental Rate Per Unit (4)
Georgia:
CG at Huntcliff	Atlanta	1997	358	371,860	96.9%	$829
Subtotal — Georgia			358	371,860	96.9%	829
Texas:
Belterra	Fort Worth	2006	288	278,292	94.4%	904
Subtotal — Texas			288	278,292	94.4%	904
TOTAL			646	650,152	96.2%	$852
_____________________________

(1)
We hold a 10% and 20% noncontrolling interest in the unconsolidated joint venture that owns these properties. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand.

(2)	Represents year initially completed.

(3)	For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2012.

(4)
Represents weighted average rental rate per unit of the two unconsolidated multifamily properties at December 31, 2012. Average Rental Rate per Unit is calculated based on rental income recognized during the period, which is calculated on a straight-line basis in accordance with GAAP, and, accordingly, free rent and other concessions are factored into the calculation.

The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our consolidated multifamily properties:

Year-End	Number of Units (1)	Percent Leased (2)	Average Rental Rate Per Unit (3)
December 31, 2012	33,851	95.8%	$817
December 31, 2011	33,445	95.6%	770
December 31, 2010	32,229	95.9%	721
December 31, 2009	31,520	94.7%	761
December 31, 2008	30,353	94.1%	784
_____________________________

(1)	For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at the end of the respective period.

(2)	Represents weighted average occupancy of the multifamily properties that were not in lease up at the end of the respective period.

(3)	Represents weighted average rental rate per unit of the consolidated multifamily properties at the end of the respective period.
The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our unconsolidated multifamily properties:

Year-End	Number of Units (1)	Percent Leased (2)	Average Rental Rate Per Unit (3)
December 31, 2012	646	96.2%	$852
December 31, 2011	1,016	94.2%	797
December 31, 2010	1,340	94.1%	727
December 31, 2009	2,004	94.0%	762
December 31, 2008	4,246	92.3%	800
_____________________________

(1)	For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at the end of the respective period.

(2)	Represents weighted average occupancy of the multifamily properties that were not in lease up at the end of the respective period.

(3)	Represents weighted average rental rate per unit of the unconsolidated multifamily properties at the end of the respective period.
Commercial Properties
Our commercial segment is comprised of 11 properties, consisting of eight wholly-owned consolidated properties and three properties held through unconsolidated joint ventures, which properties contain a total of approximately 2.5 million net rentable square feet, excluding anchor-owned square-feet. All of the commercial properties are managed by us, except Metropolitan Midtown — Retail, which is managed by an affiliated third party.

The following table sets forth certain additional information relating to our consolidated commercial properties as of and for the year ended December 31, 2012:
Consolidated Commercial Properties

Consolidated Commercial Properties	Location	Year Completed (1)	Net Rentable Area (Square Feet) (2)	Anchor Owned Square Feet (3)	Percent Leased (4)	Total Annualized Base Rent (5)	Average Base Rent Per Leased Square Foot (6)
Alabama:
Colonial Brookwood Village	Birmingham	1973/91/2000	603,950	231,953	88.4%	$4,014,890	$24.44
Colonial Promenade Tannehill	Birmingham	2008	416,493	210,982	92.9%	1,757,353	19.23
Colonial Center Brookwood Village	Birmingham	2007	169,965	—	100.0%	4,959,485	29.18
Craft Farms- Publix	Gulf Shores	2010	67,735	—	85.7%	233,126	18.68
Subtotal-Alabama			1,258,143	442,935	91.8%	10,964,854	25.03
Georgia:
Three Ravinia	Atlanta	1991	813,229	—	92.2%	18,521,034	25.20
Subtotal-Georgia			813,229	—	92.2%	18,521,034	25.20
Louisiana:
Colonial Promenade Nord du Lac Phase I	New Orleans	2010	282,946	87,410	92.5%	913,851	18.23
Subtotal-Louisiana			282,946	87,410	92.5%	913,851	18.23
North Carolina:
Metropolitan Midtown Retail (7)	Charlotte	2008	171,930	—	93.5%	1,291,748	26.73
Metropolitan Midtown Office (7)	Charlotte	2008	170,293	—	93.6%	4,411,188	27.96
Subtotal-North Carolina			342,223	—	93.6%	5,702,936	27.67
TOTAL			2,696,541	530,345	92.3%	$36,102,675	$25.26
_____________________________

(1)	Represents year initially completed and, where applicable, years in which the property was substantially renovated or in which an additional phase of the property was completed.

(2)	Net Rentable Area for retail properties includes leasable area and space owned by anchor tenants.

(3)	Represents space owned by anchor tenants.

(4)	Percent leased excludes anchor-owned space.

(5)	Total Annualized Base Rent includes all base rents at our wholly-owned properties for leases in place at December 31, 2012.

(6)
Average Base Rent per Leased Square Foot excludes retail anchor tenants over 10,000 square feet. Average Base Rent per Leased Square Foot is calculated based on rental income recognized during the period, which is calculated on a straight-line basis in accordance with GAAP, and, accordingly, free rent and other concessions are factored into the calculation.

(7)	As of December 31, 2012, this property was classified as held for sale, and was subsequently sold in February 2013.
The following table sets forth certain additional information relating to the unconsolidated commercial properties as of and for the year ended December 31, 2012:
Unconsolidated Commercial Properties

Unconsolidated Commercial Properties (1)	Location	Year Completed (2)	Net Rentable Area Square Feet (3)	Anchor Owned Square Feet (4)	Percent Leased (5)	Total Annualized Base Rent (6)	Average Base Rent Per Leased Square Foot (7)
Alabama:
Colonial Promenade Hoover (8)	Birmingham	2002	387,431	215,766	84.3%	$961,159	$18.26
Land Title Building	Birmingham	1975	29,971	—	100.0%	410,919	14.79
Subtotal-Alabama			417,402	215,766	86.7%	1,372,078	15.92
Tennessee:
Colonial Promenade Smyrna	Smyrna	2008	415,835	267,502	98.8%	1,410,969	20.64
Subtotal-Tennessee			415,835	267,502	98.8%	1,410,969	20.64
TOTAL			833,237	483,268	91.8%	$2,783,047	$19.30
_____________________________

(1)	We hold between a 10% and 50% noncontrolling interest in the unconsolidated joint ventures that own these properties.

(2)	Represents year initially completed and, where applicable, years in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Net Rentable Area for retail properties includes leasable area and space owned by anchor tenants.

(4)	Represents space owned by anchor tenants.

(5)	Percent leased excludes anchor-owned space.

(6)	Total Annualized Base Rent includes all base rents at our partially-owned properties for leases in place at December 31, 2012.

(7)
Average Base Rent per Leased Square Foot excludes retail anchor tenants over 10,000 square feet. Average Base Rent per Leased Square Foot is calculated based on rental income recognized during the period, which is calculated on a straight-line basis in accordance with GAAP, and, accordingly, free rent and other concessions are factored into the calculation.

(8)	In January 2013, we sold our 10% noncontrolling interest in this joint venture.

The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2012, for our consolidated commercial properties:

Year of Lease Expiration	Number of Tenants with Expiring Leases	Net Rentable Area of Expiring Leases (Square Feet) (1)	Annualized Base Rent of Expiring Leases (1) (2)	Percent of Total Annualized Base Rent Represented by Expiring Leases (1)
2013	31	97,971	$1,737,515	4.8%
2014	23	101,037	2,375,855	6.6%
2015	20	126,607	2,418,274	6.7%
2016	18	181,572	1,993,692	5.5%
2017	33	223,998	4,429,309	12.2%
Thereafter	91	1,260,723	23,208,069	64.2%
	216	1,991,908	$36,162,714	100.0%
_____________________________

(1)	Excludes approximately 174,288 square feet of space not leased as of December 31, 2012.

(2)	Annualized base rent is calculated using base rents as of December 31, 2012.
The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2012, for our unconsolidated commercial properties:

Year of Lease Expiration	Number of Tenants with Expiring Leases	Net Rentable Area of Expiring Leases (Square Feet) (1)	Annualized Base Rent of Expiring Leases (1) (2)	Percent of Total Annualized Base Rent Represented by Expiring Leases (1)
2013	14	52,425	$909,099	20.2%
2014	6	18,269	295,547	6.6%
2015	7	66,888	764,676	17.0%
2016	3	5,325	98,832	2.2%
2017	6	61,553	604,698	13.5%
Thereafter	14	111,701	1,820,814	40.5%
	50	316,161	$4,493,666	100.0%
_____________________________

(1)	Excludes approximately 33,808 square feet of space not leased as of December 31, 2012.

(2)	Annualized base rent is calculated using base rents as of December 31, 2012.
The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our consolidated commercial properties:

Year-End	Rentable Area (Square Feet)	Total Percent Leased	Average Base Rent Per Leased Square Foot (1)
December 31, 2012	2,696,541	92.3%	$25.26
December 31, 2011	3,329,366	93.0%	25.00
December 31, 2010	3,471,161	87.8%	25.49
December 31, 2009	3,228,671	89.9%	26.88
December 31, 2008	2,270,880	96.8%	24.87
_____________________________

(1)
Average Base Rent per Leased Square Foot excludes retail anchor tenants over 10,000 square feet. Average Base Rent per Leased Square Foot is calculated based on rental income recognized during the period, which is calculated on a straight-line basis in accordance with GAAP, and, accordingly, free rent and other concessions are factored into the calculation.

The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our unconsolidated commercial properties:

Year-End	Rentable Area (Square Feet)	Total Percent Leased	Average Base Rent Per Leased Square Foot (1)
December 31, 2012	833,237	91.8%	$19.30
December 31, 2011	7,861,839	86.1%	19.08
December 31, 2010	8,918,375	89.5%	19.32
December 31, 2009	9,572,246	89.9%	19.42
December 31, 2008	21,842,150	89.5%	19.82
_____________________________
Footnote on following page

(1)
Average Base Rent per Leased Square Foot excludes retail anchor tenants over 10,000 square feet. Average Base Rent per Leased Square Foot is calculated based on rental income recognized during the period, which is calculated on a straight-line basis in accordance with GAAP, and, accordingly, free rent and other concessions are factored into the calculation.

Undeveloped Land
We currently own various parcels of land that are held for future developments. Land adjacent to multifamily properties typically would be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at commercial properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings and expansion of shopping centers, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers. During 2012, as we continued to see strong market fundamentals, we completed the development of two multifamily apartment communities, adding 718 units to our portfolio, and have another five multifamily developments underway, which are expected to add an additional 1,300 units once completed. Of these seven projects, six were built on undeveloped land that we already owned. As we continue to monitor the market fundamentals, we will look for opportunities to continue to grow the company through development efforts on undeveloped land we already own and by disposing of land, including for-sale residential assets, land held for future for-sale and commercial developments and outparcels.
Property Markets
The table below sets forth certain information with respect to the geographic concentration of our consolidated properties as of December 31, 2012.
Geographic Concentration of Consolidated Properties

State	Units (1)	% of Total Units	NRA (2)	% of Total NRA
Alabama	3,265	9.6%	1,258,143	46.6%
Arizona	952	2.8%	—	—
Florida	3,080	9.1%	—	—%
Georgia	4,035	11.9%	813,229	30.2%
Louisiana	—	—	282,946	10.5%
Nevada	721	2.1%	—	—
North Carolina	8,977	26.5%	342,223	12.7%
South Carolina	1,890	5.6%	—	—
Tennessee	349	1.0%	—	—
Texas	8,127	24.0%	—	—
Virginia	2,455	7.3%	—	—
Total	33,851	100.0%	2,696,541	100.0%
_____________________________

(1)	Units (in this table only) refer to multifamily apartment units.

(2)	NRA refers to net rentable area of commercial space, which includes gross leasable area and space owned by anchor tenants.
Our primary markets are Charlotte and Raleigh, North Carolina; Austin and Dallas/Fort Worth, Texas; Atlanta, Georgia; and Orlando, Florida. We believe that our markets in these states are characterized by stable and increasing populations. While supply is increasing in Austin, Charlotte, Dallas and Raleigh, we believe that continued job growth in these markets will provide sufficient demand to absorb the new supply.

Mortgage Financing

As of December 31, 2012, we had approximately $1.8 billion of collateralized and unsecured indebtedness outstanding with a weighted average interest rate of 4.93% and a weighted average maturity of 4.4 years. Of this amount, approximately $1.1 billion was unsecured debt and $691.9 million was collateralized mortgage financing. Our mortgaged indebtedness was collateralized by 36 of our consolidated properties and carried a weighted average interest rate of 5.64% and a weighted average maturity of 6.2 years. The following table sets forth our secured and unsecured indebtedness as of December 31, 2012, in more detail.

				Anticipated Annual
			Principal	Debt Service
($ in thousands)	Interest		Balance as of	1/1/2013	Maturity	Balance Due
Property (1)	Rate		12/31/2012	12/31/2013	Date	on Maturity
Multifamily Properties
CG at Wilmington	5.380%		$26,509	$1,426	4/1/2015	$26,509
CV at Timber Crest	3.130%	(2)	12,465	390	8/15/2015	12,465
CV at Matthews	5.800%		14,174	822	3/29/2016	14,174
CG at Trinity Commons	5.430%		29,841	1,620	4/1/2018	29,841
CG at Arringdon (3)	6.040%		18,104	1,093	2/27/2019	18,104
CG at Bear Creek (3)	6.040%		22,568	1,363	2/27/2019	22,568
CG at Beverly Crest (3)	6.040%		14,521	877	2/27/2019	14,521
CG at Brier Creek (3)	6.040%		23,888	1,443	2/27/2019	23,888
CG at Crabtree Valley (3)	6.040%		9,869	596	2/27/2019	9,869
CG at Heathrow (3)	6.040%		19,299	1,166	2/27/2019	19,299
CG at Liberty Park (3)	6.040%		16,703	1,009	2/27/2019	16,703
CG at Mallard Creek (3)	6.040%		14,647	885	2/27/2019	14,647
CG at Mallard Lake (3)	6.040%		16,533	999	2/27/2019	16,533
CG at Mount Vernon (3)	6.040%		14,364	868	2/27/2019	14,364
CG at Patterson Place (3)	6.040%		14,396	870	2/27/2019	14,396
CG at Round Rock (3)	6.040%		22,945	1,386	2/27/2019	22,945
CG at Shiloh (3)	6.040%		28,540	1,724	2/27/2019	28,540
CV at Oakbend (3)	6.040%		20,305	1,226	2/27/2019	20,305
CV at Quarry Oaks (3)	6.040%		25,145	1,519	2/27/2019	25,145
CV at Shoal Creek (3)	6.040%		21,373	1,291	2/27/2019	21,373
CV at Sierra Vista (3)	6.040%		10,215	617	2/27/2019	10,215
CV at West End (3)	6.040%		11,818	714	2/27/2019	11,818
CV at Willow Creek (3)	6.040%		24,768	1,496	2/27/2019	24,768
CG at Barrett Creek (4)	5.310%		18,378	976	6/1/2019	18,378
CG at Edgewater (4)	5.310%		26,456	1,405	6/1/2019	26,456
CG at Huntersville (4)	5.310%		14,165	752	6/1/2019	14,165
CG at Madison (4)	5.310%		21,473	1,140	6/1/2019	21,473
CG at River Oaks (4)	5.310%		11,147	592	6/1/2019	11,147
CG at Seven Oaks (4)	5.310%		19,774	1,050	6/1/2019	19,774
CG at Town Park (4)	5.310%		31,434	1,669	6/1/2019	31,434
CV at Greystone (4)	5.310%		13,532	719	6/1/2019	13,532
CG at Canyon Creek	5.640%		14,957	844	9/14/2019	14,957
CG at Bellevue (5)	5.020%		22,274	1,118	7/1/2020	22,274
CG at Valley Ranch (5)	5.020%		25,257	1,268	7/1/2020	25,257
CV at Twin Lakes (5)	5.020%		25,257	1,268	7/1/2020	25,257
CG at Godley Station	5.550%		14,850	824	6/1/2025	14,850
Other debt:
Unsecured Credit Facility	1.610%	(2)	188,631	3,037	3/29/2016	188,631
Senior Unsecured Notes	6.150%		99,504	6,118	4/15/2013	99,504
Senior Unsecured Notes	6.250%		192,051	12,003	6/15/2014	192,051
Senior Unsecured Notes	5.500%		184,690	10,158	10/1/2015	184,690
Senior Unsecured Notes	6.050%		75,172	4,548	9/1/2016	75,172
Senior Unsecured Term Loan (6)	4.550%		250,000	11,375	7/22/2018	250,000
Senior Unsecured Term Loan (7)	2.710%		150,000	4,065	5/11/2017	150,000
TOTAL CONSOLIDATED DEBT	4.930%		$1,831,992	$92,458		$1,831,992
_____________________________
Footnotes on following page

(1)	In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Represents variable rate debt.

(3)	These properties are cross-collateralized under the same secured credit facility and bear a weighted average interest rate of 6.04%.

(4)	These properties are cross-collateralized under the same secured credit facility and bear a weighted average interest rate of 5.31%.

(5)	These properties are cross-collateralized under the same secured credit facility and bear a fixed interest rate of 5.02%.

(6)
Represents the outstanding balance as of December 31, 2012 of our senior unsecured term loan entered into on July, 22, 2011. We entered into two interest rate swaps to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points. See Note 14 - "Financing Activities - Senior Unsecured Term Loans" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K. During 2012, our senior unsecured debt rating was upgraded to Baa3, therefore reducing the interest rate to 4.550%.

(7)
Represents the outstanding balance as of December 31, 2012 of our senior unsecured term loan entered into on May 11, 2012. We entered into two interest rate swaps to fix the interest rate through maturity at an all-in initial interest rate of 2.71%, based on the initial margin of 160 basis points. See Note 14 - "Financing Activities - Senior Unsecured Term Loans" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K.

In addition to our consolidated debt, the majority of our unconsolidated joint venture properties are subject to mortgage loans. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. Our pro-rata share of such indebtedness as of December 31, 2012, was $20.7 million. We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace other outstanding joint venture indebtedness (which may also include, for example, property dispositions), which cooperation may include additional capital contributions from time to time. See Item 1A — “Risk Factors — Risks Associated with Our Operations — Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.”

Item 3.	Legal Proceedings.
Colonial Grand at Traditions Litigation
As previously disclosed, in early 2007, CRLP and SM Traditions Associates, LLC ("SM") entered into a joint venture to develop the Colonial Grand at Traditions located in Gulf Shores, Alabama. CRLP and SM formed TA-Colonial Traditions LLC (the "Joint Venture"), in which CRLP owns a 35% interest and SM owns a 65% interest. In April 2007, the Joint Venture entered into a construction loan agreement for $34.1 million with Regions Bank ("Regions"). The Trust and SM each guaranteed up to $3.5 million of the principal amount of the loan, for an aggregate of up to $7.0 million. The construction loan, which had a balance of $35.5 million as of June 17, 2011 (including accrued interest), matured by its terms on April 15, 2010. In October 2010, Regions, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantees from each of the guarantors, including the Trust, together with outstanding interest and other charges on the loan.
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
Separately, in December 2010, SM and the Joint Venture (together, the "JV Parties") filed cross-claims in the Circuit Court of Baldwin County, Alabama against CRLP, the Trust, CPSI and Colonial Construction Services, LLC (collectively, the “Colonial Parties”), in connection with the development and management of the Colonial Grand at Traditions by the Colonial Parties. The JV Parties asserted several claims relating to the Colonial Parties' oversight and involvement in the development and construction of the property, including breach of management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duty. The JV Parties also asserted that the Colonial Parties conspired with Regions in connection with the activities alleged; however, in July 2012, the Court dismissed the conspiracy claims. The JV Parties have made a demand for an accounting of the costs of development and construction and claim damages of at least $13.0 million, plus an unspecified amount of attorney's fees.

On February 1, 2013, a Baldwin County, Alabama jury awarded SM $6.7 million in compensatory damages ($5.0 million for its original investment plus $1.7 million interest) and $6.0 million in punitive damages for a total of $12.7 million.  The jury returned a verdict in favor of SM with respect to the Colonial Parties' claims relating to the guaranty agreement it gave to Regions and in favor of the Joint Venture with respect to the Colonial Parties' claims relating to the construction loan purchased by the Company. The Company believes the verdicts should be vacated or a new trial ordered, and intends to pursue all available post-trial remedies.  However, the Company cannot give any assurance as to the outcome of these efforts. As a result of the jury verdict, the Company recorded an increase to its loss contingency reserve of $12.7 million in the fourth quarter of 2012.  The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

Mira Vista at James Island Litigation
As previously disclosed, the Trust and CRLP, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Mira Vista at James Island in Charleston, South Carolina. Mira Vista was acquired by certain of the Company's subsidiaries after the units were constructed and operated as a multifamily rental project. The condominium conversion occurred in 2006 and all 230 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County, in March 2010, against various parties involved in the development, construction and conversion of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking $41.0 million in damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.
UCO Litigation
The Company is involved in a contract dispute with a general contractor and three of its officers/managers in connection with construction cost overruns with respect to five for-sale projects which were being developed in a joint venture, CPSI-UCO, LLC. The President of the contractor is affiliated with the Company's joint venture partner.
In connection with the dispute, in January 2008, the contractor and three managers filed a lawsuit in the Circuit Court of Baldwin County against the Trust, CPSI, CPSI-UCO, LLC, CPSI-UCO Grander, LLC, CPSI-UCO Spanish Oaks, LLC; CPSI-UCO Cypress Village I, LLC; CPSI-UCO Cypress Village II, and CPSI Cypress Village III, LLC alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, seeking $10.3 million in damages, plus consequential and punitive damages. In December 2011, following a jury trial, the plaintiffs were awarded compensatory damages of approximately $4.8 million for their claims against all defendants and the defendants were awarded compensatory damages of approximately $0.5 million for their claims against the President of the contractor. The jury also found that the contractor breached its contract. In January 2012, the plaintiffs filed post-trial motions, including a request for an amendment to the judgment to add approximately $4.8 million for attorneys' fees, interest and costs. The defendants filed a motion for a new trial and opposed the award of attorney's fees to the plaintiffs. In the fourth quarter 2012, the Company recorded charges of $8.2 million related to a proposed settlement with respect to the UCO litigation. The charges are comprised of an increase in the loss contingency accrual of $4.9 million (in addition to the $3.3 million loss contingency accrual previously recorded with respect to this litigation matter in the fourth quarter 2011) and a $3.3 million non-cash impairment charge on certain for-sale residential lots in the Cypress Village development proposed to be included as part of the settlement. The loss contingency accrual and impairment are reflected in Impairment, Legal Contingencies and Other Losses on the company's consolidated statement of operations. Settlement negotiations between the parties involving the settlement, including transfer of these tracts of land, are continuing. However, no assurance can be given that the such settlement discussions will be successful, that this matter will be resolved in the Company's favor or that additional charges will not be taken in future periods.
Grander Litigation
The Trust, CPSI, Marion Uter, UCO Partners, LLC, UCO Development, LLC, UCO Construction, LLC, UCO, LLC, CPSI-UCO Grander, LLC, and CPSI-UCO, LLC (collectively, the "Colonial Entities") were sued by five individual purchasers of condominium units in The Grander alleging breach of contract, fraud, construction deficiencies and misleading sales practices. In April 2011, an arbitrator awarded rescission rights in favor of the purchasers against CPSI-UCO Grander, LLC. The Company is pursuing post-arbitration appeals, but no prediction of the likelihood or the amount of any resulting loss or recovery can be made at this time, and no assurance can be given that the matter will be resolved favorably. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations. See also Note 20 - "Legal Proceedings" in the Notes to Consolidated Financial Statements of the Trust and CRLP in Item 8 of this Form 10-K.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Trust’s common shares are traded on the NYSE under the symbol “CLP.” The following sets forth the high and low sale prices for the common shares for each quarter in the two-year period ended December 31, 2012, as reported by the New York Stock Exchange Composite Tape, and the distributions paid by us with respect to each such period.

	Calendar Period	High	Low	Distribution
2012
	First Quarter	$21.88	$20.14	$0.18
	Second Quarter	$22.75	$20.48	$0.18
	Third Quarter	$23.64	$20.67	$0.18
	Fourth Quarter	$22.83	$19.66	$0.18
2011
	First Quarter	$20.05	$17.96	$0.15
	Second Quarter	$21.37	$18.60	$0.15
	Third Quarter	$22.00	$16.84	$0.15
	Fourth Quarter	$21.18	$16.24	$0.15
On February 25, 2013, the last reported sales price of the Trust’s common shares on the NYSE was $21.48. On February 15, 2013, the Trust had approximately 2,455 shareholders of record.
There is no established public trading market for CRLP’s common units. The common unitholders of CRLP received quarterly distributions in same amounts as the common shareholders of the Trust (as set forth in the table above) during the two years ended December 31, 2012 and 2011. On February 15, 2013, CRLP had 61 holders of record of common units and 7,152,752 common units outstanding, excluding the 88,450,069 common units owned by the Trust.

Issuance of Unregistered Equity Securities
During the period from October 1, 2012 through December 31, 2012, the Trust did not issue any unregistered common shares or other equity securities. The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Plan, its Trustee Share Option Plan, its 2008 Omnibus Incentive Plan, as amended (the "Omnibus Incentive Plan"), its Employee Share Option and Restricted Share Plan and its Employee Share Purchase Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to the CRLP Partnership Agreement, each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended December 31, 2012, CRLP issued 104,624 common units to the Trust for direct investments and other issuances under these plans for an aggregate of approximately $0.4 million.
Dividend Policy
The Trust intends to continue to declare quarterly distributions on the Trust’s common shares. In order to maintain its qualification as a REIT, the Trust must make annual distributions to shareholders of at least 90% of our REIT taxable income. Future distributions will be declared and paid at the discretion of our Board of Trustees of the Trust and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, restrictions in any of our financing agreements, annual distribution requirements under the REIT provisions of the Code, our ability to pay dividends under Alabama law and such other factors as our Board of Trustees of the Trust deem relevant. The Board of Trustees of the Trust reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

The CRLP partnership agreement requires CRLP to distribute at least quarterly 100% of our available cash (as defined in the CRLP Partnership Agreement) to holders of CRLP partnership units. Consistent with the CRLP Partnership Agreement, we intend to continue to distribute quarterly an amount of our available cash sufficient to enable the Trust to pay quarterly dividends to its shareholders in an amount necessary to satisfy the requirements applicable to REITs under the Code and to eliminate federal income and excise tax liability.
Issuer Purchases of Equity Securities
A summary of our repurchases of the Trust’s common shares for the three months ended December 31, 2012 is as follows:

			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet be
	Total Number of Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans
October 1 – October 31, 2012	5,975	$21.01	—	—
November 1 – November 30, 2012	566	20.34	—	—
December 1 – December 31, 2012	338	20.61	—	—
Total	6,879	$20.94	—	—
_____________________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Stock Option Plan and Restricted Stock Plan and our Omnibus Incentive Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended December 31, 2012, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

Item 6.     Selected Financial Data.
The following tables set forth selected financial and operating information on a historical basis for each of the five years ended December 31, 2012, for the Trust and CRLP. The following information should be read together with the consolidated financial statements of the Trust and CRLP and notes thereto included in Item 8 of this Form 10-K.
COLONIAL PROPERTIES TRUST
SELECTED FINANCIAL INFORMATION

($ in thousands, except per share data)	2012	2011	2010	2009	2008
OPERATING DATA (1)
Total revenues	$393,544	$353,389	$324,083	$303,927	$311,612
Expenses:
Depreciation and amortization	127,115	120,921	113,012	103,100	93,761
Impairment, legal contingencies and other losses (2)	26,013	5,736	1,308	10,388	93,116
Other operating	196,974	177,772	167,126	161,732	170,223
Income (loss) from operations	43,442	48,960	42,637	28,707	(45,488)
Interest expense	92,085	86,573	83,091	86,069	71,323
Debt cost amortization	5,697	4,767	4,618	4,941	5,019
Interest income	2,569	1,521	1,580	1,424	2,774
(Loss) gain on sale of property	(4,306)	115	(1,391)	10,421	6,776
Gain on retirement of debt	—	—	1,044	56,427	15,951
Other income, net	30,955	16,625	1,992	7,063	12,080
(Loss) income from continuing operations	(25,122)	(24,119)	(41,847)	13,032	(84,249)
Income from discontinued operations (2)	33,987	30,298	3,304	2,146	33,726
Dividends to preferred shareholders	—	—	5,649	8,142	8,773
Preferred unit repurchase gains	—	2,500	3,000	—	—
Preferred share/unit issuance costs write-off	—	(1,319)	(4,868)	25	(27)
Distributions to preferred unitholders	—	3,586	7,161	7,250	7,251

Net income (loss) available to common shareholders (2)	$8,160	$3,428	$(48,054)	$(509)	$(55,429)

Income (loss) per share — basic:
Continuing Operations	$(0.27)	$(0.30)	$(0.71)	$(0.10)	$(1.79)
Discontinued Operations	0.36	0.34	0.04	0.09	0.60
Net income (loss) per share — basic (3)	$0.09	$0.04	$(0.67)	$(0.01)	$(1.19)
Income (loss) per share — diluted:
Continuing Operations	$(0.27)	$(0.30)	$(0.71)	$(0.10)	$(1.79)
Discontinued Operations	0.36	0.34	0.04	0.09	0.60
Net income (loss) per share — diluted (3)	$0.09	$0.04	$(0.67)	$(0.01)	$(1.19)

Dividends declared per common share	$0.72	$0.60	$0.60	$0.70	$1.75

BALANCE SHEET DATA
Land, buildings and equipment, net	$2,777,810	$2,724,104	$2,706,988	$2,755,644	$2,665,700
Total assets	3,286,208	3,258,605	3,171,134	3,172,632	3,155,169
Total long-term liabilities	1,831,992	1,759,727	1,761,571	1,704,343	1,762,019
Redeemable preferred stock	—	—	—	4	4

OTHER DATA
Funds from operations (4) *	$92,461	$104,712	$81,310	$129,808	$920
Cash flow provided by (used in)
Operating activities	137,108	118,086	109,707	108,594	117,659
Investing activities	(143,612)	(175,639)	(102,287)	(166,466)	(167,497)
Financing activities	11,726	59,051	(7,056)	53,277	(34,010)
Total properties (at end of year)	125	153	156	156	192
_________________________
Footnotes on following page

(1)	All periods have been adjusted in accordance with ASC 205-20, Discontinued Operations.

(2)
For 2012, 2011, 2010, 2009 and 2008, includes $7.0 million, $0.2 million, $0.3 million, $12.3 million, including $2.1 million presented in Discontinued Operations, and $116.9 million, including $25.5 million presented in Discontinued Operations, respectively, in non-cash impairment charges.

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

COLONIAL REALTY LIMITED PARTNERSHIP
SELECTED FINANCIAL INFORMATION

($ in thousands, except per unit data)	2012	2011	2010	2009	2008
OPERATING DATA (1)
Total revenues	$393,544	$353,389	$324,083	$303,927	$311,612
Expenses:
Depreciation and amortization	127,115	120,921	113,012	103,100	93,761
Impairment, legal contingencies and other losses (2)	26,013	5,736	1,308	10,388	93,116
Other operating	196,974	177,772	167,126	161,732	170,223
Income (loss) from operations	43,442	48,960	42,637	28,707	(45,488)
Interest expense	92,085	86,573	83,091	86,069	71,323
Debt cost amortization	5,697	4,767	4,618	4,941	5,019
Interest income	2,569	1,521	1,580	1,424	2,774
(Loss) gain on sale of property	(4,306)	115	(1,391)	10,421	6,776
Gain on retirement of debt	—	—	1,044	56,427	15,951
Other income, net	26,810	16,625	1,992	7,063	12,080
(Loss) income from continuing operations	(29,267)	(24,119)	(41,847)	13,032	(84,249)
Income from discontinued operations (2)	33,987	30,298	3,304	2,146	33,726
Distributions to preferred unitholders	—	(3,586)	(12,810)	(15,392)	(16,024)
Preferred unit repurchase gains	—	2,500	3,000	—	—
Preferred unit issuance costs write-off	—	(1,319)	(4,868)	25	(27)

Net income (loss) available to common unitholders (2)	$4,677	$3,721	$(53,122)	$(591)	$(66,654)

Income (loss) per unit — basic:
Continuing operations	$(0.31)	$(0.30)	$(0.71)	$(0.10)	$(1.79)
Discontinued operations	0.36	0.34	0.04	0.09	0.60
Net income (loss) per unit — basic (3)	$0.05	$0.04	$(0.67)	$(0.01)	$(1.19)
Income (loss) per unit — diluted:
Continuing operations	$(0.31)	$(0.30)	$(0.71)	$(0.10)	$(1.79)
Discontinued operations	0.36	0.34	0.04	0.09	0.60
Net income (loss) per unit — diluted (3)	$0.05	$0.04	$(0.67)	$(0.01)	$(1.19)

Distributions per unit	$0.72	$0.60	$0.60	$0.70	$1.75

BALANCE SHEET DATA
Land, buildings and equipment, net	2,777,810	2,724,104	2,706,987	2,755,643	2,665,698
Total assets	3,286,160	3,258,428	3,170,515	3,171,960	3,154,501
Total long-term liabilities	1,831,992	1,759,727	1,761,571	1,704,343	1,762,019

OTHER DATA
Total properties (at end of year)	125	153	156	156	192
________________________

(1)	All periods have been adjusted in accordance with ASC 205-20, Discontinued Operations.

(2)
For 2012, 2011, 2010, 2009 and 2008, includes $7.0 million, $0.2 million, $0.3 million, $12.3 million, including $2.1 million presented in Discontinued Operations, and $116.9 million, including $25.5 million presented in Discontinued Operations, respectively, in non-cash impairment charges.

(3)	All periods have been adjusted to reflect the adoption of ASC 260, Earnings per Share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.5% limited partner interest as of December 31, 2012. The Trust conducts all of its business through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”) and Colonial Properties Services, Inc. (“CPSI”).
The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together, except as otherwise noted, with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in Item 8 of this Form 10-K.

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders from investments in commercial assets and by pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 125 properties as of December 31, 2012, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of December 31, 2012, we owned or maintained a partial ownership in:

	Consolidated Properties		Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	112	(2)	33,851	2	646	114	34,497
Commercial properties	8		2,167,000	3	350,000	11	2,517,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.
In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of December 31, 2012, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 95.8% and 92.3% leased, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of December 31, 2012, held approximately 92.5% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
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

Business Strategy and Outlook
During 2012, our primary business directives were to grow the company, improve our portfolio and continue efforts to maintain a strong balance sheet and improve margins to help re-establish an investment grade rating.
We made significant progress on each of these directives as outlined below.
Grow the Company

We continued to grow the Company by:

•
producing a 7.6% increase in multifamily same-property net operating income from continuing operations when compared with the year ended December 31, 2011 (see Note 12 — "Segment Information" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K); and

•	developing multifamily apartment communities on land that we already own.
We achieved a 7.6% increase in multifamily same-property net operating income through continued increases in lease rates while maintaining a high level of occupancy. Average monthly rent per unit for our multifamily same-property communities increased to $787 per unit for the year ended December 31, 2012 compared to $749 per unit for the same period in 2011. Average occupancy for our multifamily same-property communities was 95.5% for the year ended December 31, 2012 compared to 95.4% for the same period in 2011.
We added 718 units through the completion of two developments: Colonial Grand at Hampton Preserve, located in Tampa, Florida, and Colonial Grand at Lake Mary (Phase I), located in Orlando, Florida. In addition, we continued the development of Colonial Grand at Double Creek, located in Austin, Texas and started construction on four additional apartment community developments: Colonial Grand at Ayrsley (Phase II) and Colonial Reserve at South End, located in Charlotte, North Carolina, and Colonial Grand at Lake Mary (Phase II) and Colonial Grand at Randal Lakes, located in Orlando, Florida. The five active developments are expected to add 1,300 units once completed. We also started construction of Colonial Brookwood West, a commercial asset located in Birmingham, Alabama, that is expected to add approximately 41,300 square-feet once completed.
Improve our portfolio

We improved our portfolio by:

•	increasing the percentage of net operating income from our multifamily portfolio through disposition of investments in certain commercial properties;

•	recycling older multifamily apartment communities; and

•	selectively acquiring newer multifamily apartment communities attractively priced in our higher growth Sunbelt markets.
During 2012, we sold one wholly-owned commercial asset, representing approximately 219,000 square-feet (excluding anchor-owned square-feet) for $37.4 million and exited our interest in three commercial joint ventures, comprised of 28 commercial properties. For the full year, the percentage of net operating income from the multifamily portfolio to total net operating income was 85% compared to 79% for 2011 while 87% of our net operating income in the fourth quarter was generated from our multifamily portfolio.
We also sold four wholly-owned multifamily apartment communities for $95.5 million, representing 1,380 units with an average age of 31 years and average monthly rent of $695 per unit. We reinvested proceeds from the multifamily and commercial dispositions into five multifamily apartment communities located in Austin and Dallas, Texas, and Raleigh, North Carolina. These five acquisitions added 1,554 units with an average age of six years and average monthly rent of $1,076 per unit.
Maintain a strong balance sheet and achieve an investment grade rating
During 2012, we continued to reduce our leverage by selectively disposing of non-income producing assets and extended our debt maturities primarily through a new $500.0 million unsecured revolving credit facility and a new $150.0 million senior unsecured term loan. Also, in February 2012, Standard & Poors upgraded our senior unsecured debt rating to BBB- and, in September 2012, Moody's Investment Services upgraded our senior unsecured debt rating to Baa3. In addition, we reduced our exposure with respect to joint venture indebtedness by unwinding certain joint venture arrangements, eliminating approximately $127.1 million of unconsolidated debt, which represented our pro rata share of the mortgage debt of these various joint ventures.

We also simplified our portfolio, as well as our organizational structure, by unwinding certain joint venture arrangements. During 2012, we completed the following transactions:

•	redeemed our 15% noncontrolling interest in the 18-asset DRA/CLP joint venture; representing approximately 5.2 million commercial square-feet;

•	sold our 10% noncontrolling interest in the nine-asset Bluerock office portfolio, representing approximately 1.7 million commercial square-feet

•	sold our 25% noncontrolling interest in Colonial Promenade Madison, representing approximately 111,000 commercial square-feet; and

•
purchased Colonial Grand at Research Park, a 370-unit multifamily apartment community (prior to the acquisition of Colonial Grand at Research Park, we owned a 20% noncontrolling interest in this joint venture).

Simplified and stronger, our business directives for 2013 are to further grow the Company, fortify our balance sheet and enhance our portfolio. We intend to grow the Company's multifamily business by completing the projects we have in our development pipeline as well as initiating the development of several additional multifamily communities in 2013 on land we already own. We also intend to grow the Company through continued expansion of our core operations with the focus on quality of earnings from our multifamily product, which we are continually improving. We intend to fortify our balance sheet by continuing to lower our overall debt levels, primarily through the sale of commercial assets, and improving our financial ratios through improved earnings. We intend to enhance our portfolio by reducing the average age of our assets, increasing average rents and lowering our capital expenditure requirements, each through our multifamily asset recycling program, and by bringing new developments successfully on-line, within budget and on schedule. In addition, we intend to further enhance our portfolio by continuing to reduce our commercial asset exposure.
Executive Summary of Results of Operations
The following discussion of results of operations should be read in conjunction with the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP and related notes thereto included in Item 8 of this Form 10-K.
For the year ended December 31, 2012, the Trust reported net income available to common shareholders of $8.2 million, compared with net income available to common shareholders of $3.4 million for the prior year period. For the year ended December 31, 2012, CRLP reported net income available to common unitholders of $4.7 million, compared with net income available to common unitholders of $3.7 million for the prior year period.
The principal factors that influenced our results from continuing operations for the year ended December 31, 2012 include:

•
a 5.5% increase in multifamily same-property revenue from continuing operations, from $291.5 million for the year ended December 31, 2011 to $307.4 million for the year ended December 31, 2012, primarily as a result of an improvement in both new and renewal lease rates and a consistently high occupancy level during the year ended December 31, 2012. In addition, multifamily same-property expenses from continuing operations increased 2.4%, from $117.7 million for the year ended December 31, 2011 to $120.5 million for the year ended December 31, 2012. Overall, these changes resulted in an 7.6% increase in multifamily same-property net operating income from continuing operations when compared with the year ended December 31, 2011 (same-property results from continuing operations excludes the results of operations from one multifamily same-property apartment community, which is currently classified as held for sale) (see Note 12 - “Segment Information” in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K);

•
the inclusion of the results of operations from Colonial Grand at Brier Falls, a 350-unit multifamily apartment community located in Raleigh, North Carolina, which we acquired for $45.0 million on January 10, 2012; Colonial Grand at Fairview, a 256-unit multifamily apartment community located in Dallas, Texas, which we acquired for $29.8 million on May 30, 2012; Colonial Grand at Research Park, a 370-unit multifamily apartment community located in Raleigh, North Carolina, which we acquired for $38.0 million on October 1, 2012; Colonial Grand at Canyon Ranch, a 272-unit multifamily apartment community located in Austin, Texas, which we acquired for $24.5 million on November 13, 2012; and Colonial Reserve at Las Colinas, a 306-unit multifamily apartment community located in Dallas, Texas, which we acquired for $42.8 million on November 20, 2012;

•
the inclusion of two multifamily apartment communities resulting from completed construction during 2012: Colonial Grand at Hampton Preserve, a 486-unit community located in Tampa, Florida, which we built for $52.2 million, and Colonial Grand at Lake Mary I, a 232-unit community located in Orlando, Florida, which we built for $25.7 million;

•
the redemption of our remaining 15% noncontrolling interest in the DRA/CLP joint venture, effective as of June 30, 2012, resulting in a gain of approximately $21.9 million, the majority of which had been deferred since the formation of the DRA/CLP joint venture in 2007;

•	the sale of our remaining 10% noncontrolling interest in the Bluerock office portfolio resulting in a gain of approximately $7.4 million;

•
charges of $8.2 million related to a proposed settlement with respect to the UCO litigation, consisting of an increase in our loss contingency accrual of $4.9 million and a $3.3 million non-cash impairment charge related to certain for-sale residential lots;

•	an increase of $12.7 million in our loss contingency accrual following a jury verdict in early 2013 in the Colonial Grand at Traditions' litigation;

•	non-cash impairment charges of $3.3 million related to a commercial asset;

•
an adjustment to a previously recognized gain on sale of property of approximately $4.2 million in 2012 related to required infrastructure repairs on a retail asset that was originally developed by the Company and sold in the fourth quarter of 2007; and

•
charges of $1.8 million recorded in 2012 related to severance costs associated with the departure of the Company's President and Chief Financial Officer, as well as departures of other management personnel as a result of additional simplification of our operations.

We define multifamily same-property communities as consolidated multifamily properties continuously owned during the periods presented since January 1 of the prior year. Same-property communities may be adjusted during the year to account for disposition activity.

Comparison of the Years Ended December 31, 2012 and 2011
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $387.8 million for the year ended December 31, 2012, compared to $345.3 million for the same period in 2011. The components of property-related revenues for the years ended December 31, 2012 and 2011 are:

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2011 to 2012
Minimum rent (1)	$320,489	83%	$287,667	83.3%	11.4%
Tenant recoveries	9,574	2%	9,329	2.7%	2.6%
Other property-related revenue	57,769	15%	48,346	14.0%	19.5%
Total property-related revenues	$387,832	100%	$345,342	100.0%	12.3%
 _____________________________

(1)	Includes $0.2 million of rentals from affiliates for the year ended December 31, 2011.
The increase in total property-related revenues of $42.5 million for the year ended December 31, 2012, as compared to the same period in 2011, is primarily attributable to increases in minimum rent resulting from properties acquired during 2011 and 2012 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Years Ended		Change
	December 31,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily same-property communities (1)	$307,415	$291,482	$15,933
Acquisitions:
Multifamily (2)	34,112	12,944	21,168
Developments:
Multifamily	5,153	89	5,064
Other (3)	41,152	40,827	325
	$387,832	$345,342	$42,490
 _____________________________
Footnotes on following page

(1)
Consists of the 94 consolidated multifamily communities, containing 28,611 apartment units, continuously owned since January 1, 2011. Excludes the one consolidated multifamily apartment community, containing 332 apartment units, continuously owned since January 1, 2011, which is classified in discontinued operations.

(2)	Includes 13 multifamily communities acquired during 2011 and 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the 13 communities acquired during 2011 and 2012.
Property-related revenues for our multifamily same-property communities classified in continuing operations increased $15.9 million, or 5.5%, for the year ended December 31, 2012 compared to the same period in 2011, primarily due to improvements in new and renewal lease rental rates while maintaining consistently high occupancy levels. During the year, rents increased an average of 1.7% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 6.3% over the expiring lease for the same unit. As a result, average monthly rent per unit for our multifamily same-property communities increased to $787 per unit for the year ended December 31, 2012 compared to $749 per unit for the same period in 2011. Average occupancy for our multifamily same-property communities was 95.5% for the year ended December 31, 2012 compared to 95.4% for the same period in 2011.
Other non-property related revenue
Other non-property related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $5.7 million for the year December 31, 2012, compared to $8.0 million for the same period in 2011. The $2.3 million decrease is attributable to the loss of third-party management and leasing contracts, since December 31, 2011, related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses

Total property-related expenses were $152.1 million for the year ended December 31, 2012, compared to $138.1 million for the same period in 2011. The components of property-related expenses for the year ended December 31, 2012 and 2011 are:

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2011 to 2012
Property operating expenses	$107,657	71%	$98,108	71.0%	9.7%
Taxes, licenses and insurance	44,413	29%	40,039	29.0%	10.9%
Total property-related expenses	$152,070	100%	$138,147	100.0%	10.1%
The increase in total property-related expenses of $13.9 million for the year ended December 31, 2012, as compared to the same period in 2011, was primarily attributable to properties acquired during 2011 and 2012. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Years Ended		Change
	December 31,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily same-property communities (1)	$120,533	$117,741	$2,792
Acquisitions:
Multifamily (2)	13,733	5,410	8,323
Developments:
Multifamily	2,570	292	2,278
Other (3)	15,234	14,704	530
	$152,070	$138,147	$13,923
_____________________________

(1)
Consists of the 94 consolidated multifamily communities, containing 28,611 apartment units, continuously owned since January 1, 2011. Excludes the one consolidated multifamily apartment community, containing 332 apartment units, continuously owned since January 1, 2011, which is classified in discontinued operations.

(2)	Includes 13 multifamily communities acquired during 2011 and 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the 13 communities acquired during 2011 and 2012.

Property management expense
Property management expense consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. Property management expenses were $12.9 million for the year ended December 31, 2012, compared to $9.2 million for the same period in 2011. The $3.7 million increase in expenses was primarily attributable to an increase in salaries and higher incentive compensation expense in 2012.
General and administrative expense
General and administrative expense were $22.6 million for the year ended December 31, 2012, compared to $20.4 million for the same period in 2011. The $2.2 million increase in expenses is primarily attributable to higher incentive compensation and legal expense in 2012.
Management fees and other expenses
Management fees and other expenses consist of property management and other services provided to third parties, primarily consisting of salaries and incentive compensation, leasing commissions and legal expenses. Management fees and other expenses were $6.3 million for the year ended December 31, 2012, compared to $8.1 million for the same period in 2011. The $1.8 million reduction in management fee and other expenses is primarily attributable to the termination of management contracts in connection with the disposition of our interests in certain joint ventures or the termination of other management contracts owned by third parties since December 31, 2011.
Restructuring charges
Restructuring charges were $1.8 million for the year ended December 31, 2012, compared to $0.2 million for the same period in 2011. The $1.6 million increase in restructuring charges is attributable to the departure of our President and Chief Financial Officer and other management personnel as a result of the further streamlining of our operations.
Depreciation

Depreciation expense was $121.0 million for the year ended December 31, 2012, compared to $113.5 million for the same period in 2011. The total increase in depreciation expense of $7.5 million for the year ended December 31, 2012, as compared to the same period in 2011, was primarily attributable to properties acquired since December 31, 2011 as follows:

	Years Ended		Change
	December 31,		from
($ in thousands)	2012	2011	2011 to 2012
Multifamily same-property communities (1)	$90,528	$91,916	$(1,388)
Acquisitions:
Multifamily (2)	13,760	5,192	8,568
Developments:
Multifamily	2,074	27	2,047
Other (3)	14,631	16,340	(1,709)
	$120,993	$113,475	$7,518
_____________________________

(1)
Consists of the 94 consolidated multifamily communities, containing 28,611 apartment units, continuously owned since January 1, 2011. Excludes the one consolidated multifamily apartment community, containing 332 apartment units, continuously owned since January 1, 2011, which is classified in discontinued operations.

(2)	Includes 13 multifamily communities acquired during 2011 and 2012.

(3)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities and the 13 communities acquired during 2011 and 2012.
Impairment, legal contingencies and other losses
Impairment, legal contingencies and other losses were $26.0 million for the year ended December 31, 2012, compared to $5.7 million for the same period in 2011. See Note 3 - "Real Estate Activity - Impairment, Legal Contingencies and Other Losses" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.

Interest expense
Interest expense was $92.1 million for the year ended December 31, 2012, compared to $86.6 million for the same period in 2011. The $5.5 million increase in expense is primarily the result of higher interest rates on the $250.0 million senior unsecured term loan that was entered into in July 2011 and the $150.0 million senior unsecured term loan that was entered into in May 2012, both of which replaced debt outstanding under our prior and current unsecured credit facilities and extended our weighted-average debt maturity.
Income from partially-owned unconsolidated entities
For the Trust, income from partially-owned unconsolidated entities was $31.9 million for the year ended December 31, 2012 compared to $17.5 million for the same period in 2011. The change is primarily attributable to the gain of approximately $21.9 million recognized on the redemption of our remaining 15% noncontrolling interest in the 18-asset DRA/CLP joint venture, net of a $3.2 million non-cash impairment charge, which represents our pro rata share of an impairment recorded by the joint venture for 2011 but omitted in our annual financial statements for the year ended December 31, 2011. In addition to the net gain recognized on the DRA/CLP joint venture transaction, we recognized a gain of approximately $7.4 million on the sale of our remaining 10% noncontrolling interest in the nine-asset Bluerock office portfolio and a gain of approximately $1.0 million on the sale of our 25% noncontrolling interest in Colonial Promenade Madison, a commercial asset located in Huntsville, Alabama. Income recognized in 2011 is primarily due to the gain of approximately $18.8 million recognized on the sale of our remaining 50% noncontrolling interest in Colonial Pinnacle Turkey Creek in Knoxville, Tennessee, in December 2011, which was partially offset by a reduction in our share of earnings from joint ventures.
For CRLP, income from partially-owned unconsolidated entities was $27.7 million for the year ended December 31, 2012 compared to $17.5 million for the same period in 2011. CRLP recognized a gain of approximately $17.8 million on the redemption of our remaining 15% noncontrolling interest in the DRA/CLP joint venture. The difference in the amount of gain recognized on the transaction compared to the gain recognized by the Trust is due to the Trust being released from a $4.1 million contingent liability as a part of this transaction, which represented the Trust's pro rata share of a guaranty obligation resulting from a debt guaranty provided by the joint venture.
(Loss) gain on sale of property
(Loss) gain on sale of property, net of income taxes, was a loss of $4.3 million for the year ended December 31, 2012 compared to a gain of $0.1 million for the same period in 2011. The loss in 2012 is the result of a $4.2 million adjustment to a previously recognized gain on sale of a property related to required infrastructure repairs on a retail asset that was originally developed by us and sold in the fourth quarter of 2007.
Gain (loss) on disposal of discontinued operations
Gain (loss) on disposal of discontinued operations was $22.7 million for the year ended December 31, 2012, as a result of the disposition of four multifamily apartment communities and one commercial asset, compared to $23.7 million for the same period in 2011, as a result of the disposition of six multifamily apartment communities and two commercial assets.

Noncontrolling interest in CRLP — preferred unitholders

In December 2011, we repurchased the remaining 1.0 million of the outstanding Series B Preferred Units from the existing holders; therefore, there were no dividends to preferred unitholders for the year ended December 31, 2012, compared to $3.6 million for the year ended December 31, 2011.

Preferred Unit Repurchase Gains

Preferred unit repurchase gains for the year ended December 31, 2011 were $2.5 million. This gain resulted from CRLP's repurchase of the remaining 1.0 million of the outstanding Series B Preferred Units in December 2011, representing a 5% discount.

Preferred Share/Unit Issuance Costs

Preferred unit issuance costs for the year ended December 31, 2011 were $1.3 million. We wrote off the original preferred unit issuance costs related to the repurchase of CRLP's remaining Series B Preferred Units.

Comparison of the Years Ended December 31, 2011 and 2010

Property-related revenue

Total property-related revenues, which consist of minimum rent, tenant recoveries and other property-related revenue, were $345.3 million for the year ended December 31, 2011, compared to $312.4 million for the same period in 2010. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
					% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2010 to 2011
Minimum rent (1)	$287,667	83%	$260,838	83.5%	10.3%
Tenant recoveries	9,329	3%	8,627	2.8%	8.1%
Other property-related revenue	48,346	14%	42,925	13.7%	12.6%
Total property-related revenue	$345,342	100%	$312,390	100.0%	10.5%
 _____________________________

(1)	Includes $0.2 million of rentals from affiliates for the years ended December 31, 2011 and 2010.

The increase in total property-related revenues of $33.0 million for the year ended December 31, 2011, as compared to the same period in 2010, was primarily attributable to increases in minimum rent resulting from properties acquired during 2010 and 2011 and an increase in rental rates at our multifamily same-property communities. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Years Ended		Change
	December 31,		from 2010
($ in thousands)	2011	2010	to 2011
Multifamily same-property communities (1)	$295,620	$283,115	$12,505
Multifamily same-property community dispositions (2)	(15,434)	(14,639)	(795)
Acquisitions:
Multifamily (3)	20,370	2,333	18,037
Developments:
Multifamily	89	—	89
Commercial	2,742	998	1,744
Other (4)	41,955	40,583	1,372
	$345,342	$312,390	$32,952
_____________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,173 apartment units, continuously owned during the periods presented since January 1, 2010.

(2)
Consists of four multifamily same-property communities that were sold during 2012 containing 1,380 apartment units and one multifamily same-property community that was classified as held for sale as of December 31, 2012 containing 332 apartment units. Operations for these properties are reflected in "Income from discontinued operations" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)	Includes 10 multifamily communities acquired during 2010 and 2011.

(4)	Includes all commercial properties and all multifamily communities other than same-property communities and the 10 multifamily communities acquired during 2010 and 2011.
Property-related revenues for our multifamily same-property communities classified in continuing operations increased $11.7 million, or 4.4%, for the year ended December 31, 2011 compared to the same period in 2010, primarily due to improvements in new and renewal lease rental rates while maintaining consistently high occupancy levels. During the year, rents increased an average of 3.5% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 6.3% over the expiring lease for the same unit. As a result, average monthly rent per unit for our multifamily same-property communities increased to $748 per unit for the year ended December 31, 2011 compared to $720 per unit for the same period in 2010. Average occupancy for our multifamily same-property communities was 96.1% for the year ended December 31, 2011 compared to 96.5% for the year ended December 31, 2010.

Other non-property related revenue

Other non-property related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $8.0 million for the year ended December 31, 2011, compared to $11.7 million for the same period in 2010. The $3.7 million decrease is attributable to the loss, since December 31, 2010, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third parties.

Property-related expenses

Total property-related expenses were $138.1 million for the year ended December 31, 2011, compared to $129.7 million for the same period in 2010. The components of property-related expenses for the year ended December 31, 2011 and 2010 are:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
					% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2010 to 2011
Property operating expenses	$98,108	71%	$92,080	71.0%	6.5%
Taxes, licenses and insurance	40,039	29%	37,612	29.0%	6.5%
Total property-related expenses	$138,147	100%	$129,692	100.0%	6.5%

The increase in total property-related expenses of $8.5 million for the year ended December 31, 2011, as compared to the same period in 2010, was primarily attributable to properties acquired during 2010 and 2011. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Years Ended		Change
	December 31,		from 2010
($ in thousands)	2011	2010	to 2011
Multifamily same-property communities (1)	$120,730	$120,057	$673
Multifamily same-property community dispositions (2)	(7,161)	(7,554)	393
Acquisitions:
Multifamily (3)	8,179	1,022	7,157
Developments:
Multifamily	291	—	291
Commercial	911	415	496
Other (4)	15,197	15,752	(555)
	$138,147	$129,692	$8,455
_____________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,173 apartment units, continuously owned during the periods presented since January 1, 2010.

(2)
Consists of four multifamily same-property communities that were sold during 2012 containing 1,380 apartment units and one multifamily same-property community that was classified as held for sale as of December 31, 2012 containing 332 apartment units. Operations for these properties are reflected in "Income from discontinued operations" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)	Includes 10 multifamily communities acquired during 2010 and 2011.

(4)	Includes all commercial properties and all multifamily communities other than same-property communities and the 10 multifamily communities acquired during 2010 and 2011.

Property management expense

Property management expense consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. These expenses were $9.2 million for the year ended December 31, 2011, compared to $8.6 million for the same period in 2010. The $0.6 million increase in expenses was primarily related to a $0.4 million reduction in self-insurance reserves in 2010, which was based on an actuarial study of claims history.

General and administrative expense

General and administrative expense were $20.4 million for the year ended December 31, 2011, compared to $18.6 million for the same period in 2010. The $1.8 million increase in expenses is primarily attributable to a $1.5 million increase in salaries and incentive compensation and the effects of a $2.2 million reduction in self-insurance accruals in 2010 (which reduced general and administrative expense in 2010). These increases were partially offset by a $1.5 million decrease in legal expenses.

Management fees and other expenses

Management fees and other expenses consist of property management and other services provided to third parties, primarily consisting of salaries and incentive compensation, leasing commissions and legal expenses. These expenses were $8.1 million for the year ended December 31, 2011, compared to $9.5 million for the same period in 2010. The $1.4 million reduction in management fee and other expenses was attributable to the termination of management contracts since December 31, 2010.
Depreciation

Depreciation expense was $113.5 million for the year ended December 31, 2011, compared to $106.2 million for the same period in 2010. The total increase in depreciation expense of $7.3 million was primarily attributable to properties acquired during 2010 and 2011, as follows:

	Years Ended		Change
	December 31,		from 2010
($ in thousands)	2011	2010	to 2011
Multifamily same-property communities (1)	$92,485	$92,818	$(333)
Multifamily same-property community dispositions (2)	(5,251)	(5,134)	(117)
Acquisitions:
Multifamily (3)	7,939	769	7,170
Developments:
Multifamily	27	—	27
Commercial	1,158	353	805
Other (4)	17,117	17,399	(282)
	$113,475	$106,205	$7,270
_____________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,173 apartment units, continuously owned during the periods presented since January 1, 2010.

(2)
Consists of four multifamily same-property communities that were sold during 2012 containing 1,380 apartment units and one multifamily same-property community that was classified as held for sale as of December 31, 2012 containing 332 apartment units. Operations for these properties are reflected in "Income from discontinued operations" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)	Includes 10 multifamily communities acquired during 2010 and 2011.

(4)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities and the 10 multifamily communities acquired during 2010 and 2011.

Impairment, legal contingencies and other losses

Impairment, legal contingencies and other losses were $5.7 million for the year ended December 31, 2011, compared to $1.3 million for the same period in 2010. See Note 3 - "Real Estate Activity - Impairment, Legal Contingencies and Other Losses" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K for additional details.

Interest expense

Interest expense was $86.6 million for the year ended December 31, 2011, compared to $83.1 million for the same period in 2010. The $3.5 million increase in expense is primarily a result of a higher interest rate on the $250.0 million senior unsecured term loan that was entered into in July 2011, which replaced debt outstanding under our prior unsecured credit facility.

Income from partially-owned unconsolidated entities

Income from partially-owned unconsolidated entities was $17.5 million for the year ended December 31, 2011 compared to $3.4 million for the year ended 2010. Income recognized in 2011 is primarily due to the gain of approximately $18.8 million recognized on the sale of our remaining 50% noncontrolling interest in Colonial Pinnacle Turkey Creek in Knoxville, Tennessee, in December 2011, which was partially offset by a reduction in our share of earnings from joint ventures. Income recognized in 2010 is primarily due to the gain of approximately $3.5 million recognized on the sale of our remaining 50% noncontrolling interest in Parkway Place Mall in Huntsville, Alabama, in October 2010.
(Loss) gain on sale of property
(Loss) gain on sale of property, net of income taxes, was a gain of $0.1 million for the year ended December 31, 2011 compared to a loss of $1.4 million for the same period in 2010. The loss in 2010 is the result of mitigation of structural settlement and infrastructure costs related to two commercial assets. Both of these assets were sold by CPSI in previous years, and therefore are expensed as additional development costs in "(Loss) gain on sale of property" in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.
Gain (loss) on disposal of discontinued operations
Gain (loss) on disposal of discontinued operations was $23.7 million for the year ended December 31, 2011, as a result of the gains recognized on the disposition of six multifamily apartment communities and two commercial assets, compared to a $0.4 million loss for the same period in 2010.

Dividends to preferred shareholders
In September 2010, the Trust redeemed all of the outstanding Series D Preferred Depositary Shares (and CRLP repurchased all of the Series D Preferred Units); therefore, there were no dividends to preferred shareholders for the year ended December 31, 2011, compared to $5.6 million for the same period in 2010.

Preferred Unit Repurchase Gains

Preferred unit repurchase gains for the year ended December 31, 2011 were $2.5 million. This gain resulted from CRLP's repurchase of the remaining 1.0 million of the outstanding Series B Preferred Units in December 2011, representing a 5% discount. Preferred unit repurchase gains for the year ended December 31, 2010 was $3.0 million, which resulted from the repurchase of one-half of CRLP's outstanding Series B Preferred Units in December 2010 at a 6% discount.

Preferred Share/Unit Issuance Costs

Preferred share/unit issuance costs for year ended December 31, 2011 were $1.3 million. We wrote off the original preferred unit issuance costs related to the repurchase of CRLP's remaining Series B Preferred Units. Preferred share/unit issuance costs for year ended December 31, 2010 were $4.9 million. We wrote off $3.6 million of the original preferred share issuance costs related to the redemption of the Trust's Series D Preferred Depositary Shares and $1.3 million of the original preferred unit issuance costs related to the repurchase of one-half of CRLP's Series B Preferred Units.

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

With $99.5 million of debt maturing in 2013, we believe that cash generated from operations, dispositions of assets and borrowings under our credit facility will be sufficient to allow us to execute our 2013 business directives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.
Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:
Operating activities - Net cash provided by operating activities increased to $137.1 million for the year ended December 31, 2012 from $118.1 million for the comparable prior year period. The change was primarily driven by an increase in operating performance at our same-property multifamily communities, the inclusion of the results of operations from properties acquired in 2011 and 2012 and changes attributable to the timing of payments relating to accounts receivable, prepaid expenses and accounts payable. For 2013, we expect cash flows from operating activities to be higher than in 2012 due to acquisitions and developments placed into service in 2012 and acquisitions and developments we expect to place into service in 2013.
Investing activities - Net cash used in investing activities was $143.6 million for the year ended December 31, 2012, compared to $175.6 million for the comparable prior year period. The change is primarily the result of decreased acquisition activity in the year ended December 31, 2012 net of restricted cash used from exchanges under Section 1031 of the Code, when compared to the same period in the prior year, partially offset by an increase in development and capital expenditures for the year ended December 31, 2012 when compared to the same period in the prior year. In addition, the year ended December 31, 2011 includes cash distributions resulting from the sale of our interest in certain joint ventures, partially offset by the cash used for the repurchase of the outstanding mortgage loan secured by Colonial Grand at Traditions. As we continue to explore other growth opportunities through potential acquisitions and developments, we expect our cash flow used in investing activities to be consistent with or slightly lower than 2012.
Financing activities - Net cash provided by financing activities was $11.7 million for the year ended December 31, 2012, compared to $59.1 million for the comparable prior year period. The change was primarily driven by $150.0 million of proceeds from a term loan entered into during the year ended December 31, 2012 compared to $250.0 million of proceeds from a term loan entered into during the year ended December 31, 2011, plus $163.4 million of net cash proceeds from common shares issued pursuant to "at-the-market" equity offering programs during the year ended December 31, 2011. This increase in proceeds in 2011 was offset by an increase in payments on our prior unsecured credit facility and the use of $47.5 million of funds to repurchase the remaining outstanding Series B preferred units of CRLP during the year ended December 31, 2011. In addition, we made principal debt payments of $82.7 million during the year ended December 31, 2012 compared to $58.9 million for the comparable prior year period.
The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. As a result of continued job growth in our markets, we continue to see strong multifamily fundamentals, such as high occupancy rates, positive new and renewal lease rates over the expiring leases and a lower homeownership rate, which all are positive developments for the multifamily industry.
The Trust made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31,1993. If the Trust maintains its qualification for taxation as a REIT, it generally will not be subject to federal income tax on its distributed net income if it distributes at least 90% of its "REIT taxable income" subject to certain adjustments and excluding net capital gain, to the Trust's shareholders. Even if the Trust qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.
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
Our ability to incur additional debt (and the cost of incurring additional debt) is dependent upon a number of factors, including our credit ratings, the value of our assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We will continue to monitor the unsecured and secured debt markets, and as market conditions permit, access borrowings that are advantageous to us. During the year ended December 31, 2012, Standard & Poors upgraded our senior unsecured debt rating to BBB- and Moody's Investment Services upgraded our senior unsecured debt rating to Baa3.
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the year ended December 31, 2012, we sold assets (or our interests in assets) for aggregate proceeds of approximately $152.5 million ($148.4 million from the sale of consolidated assets and $4.1 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). The proceeds were used to repay a portion of outstanding borrowings under our credit facility.
At December 31, 2012, our total outstanding debt balance was $1.83 billion. The outstanding balance includes fixed-rate debt of $1.63 billion, or 89.0% of the total debt balance, and variable-rate debt of $201.1 million, or 11.0% of the total debt balance. As further discussed below, at December 31, 2012, we had an unsecured revolving credit facility providing for total borrowings of up to $500.0 million and a cash management line providing for borrowings up to $35.0 million. The cash management line was amended and restated in April 2012, as discussed below.
Unsecured Revolving Credit Facility and Cash Management Line

On March 30, 2012, CRLP, with the Trust as guarantor, entered into a $500.0 million unsecured revolving credit facility (the “Credit Facility”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the lenders, and certain other financial institutions party thereto as agents and lenders. The Credit Facility replaced CRLP's prior $675.0 million credit facility, which would have matured on June 21, 2012. The Credit Facility has a maturity date of March 29, 2016, with a one-year extension option, which may be exercised as long as there is no existing default and upon payment of a 0.20% extension fee. The Credit Facility includes an accordion feature that allows the total commitments to be increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a lender under the Credit Facility.

The spread over LIBOR for syndicated borrowings under the Credit Facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of December 31, 2012, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc. or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wells Fargo which was amended and restated in April 2012. The amended and restated cash management line has a maturity date of March 29, 2016.

The Credit Facility and cash management line, which have been primarily used to finance property acquisitions and developments, had an outstanding balance of $188.6 million, including $170.0 million outstanding on the Credit Facility and $18.6 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the cash management line was 1.61% as of December 31, 2012.

The Credit Facility agreement contains various covenants and events of default that are more fully described in Note 14 - "Financing Activities — Unsecured Revolving Credit Facility" in the Notes to Consolidated Financial Statements of the Trust and CRLP, included in Item 8 of this Form 10-K. As of December 31, 2012, we were in compliance with these covenants.
Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan. As of December 31, 2012, the term loan had an outstanding balance of $150.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. We entered into two interest rate swap agreements that fixed the interest rate of the term loan through maturity at an all-in initial interest rate of 2.71%, based on the initial margin of 1.60%. The term loan matures on May 11, 2017. The term loan agreement contains various covenants and events of default that are more fully described in Note 14 - "Financing Activities - Senior Unsecured Term Loans” in the Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility.
On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of December 31, 2012, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. We entered into two interest rate swap agreements that fixed the interest rate of the term loan through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 245 basis points. During 2012, our senior unsecured debt rating was upgraded to an investment grade rating, therefore reducing the interest rate to 4.55%. The term loan matures on August 1, 2018. The term loan agreement contains various covenants and events of default that are more fully described in Note 14 - "Financing Activities - Senior Unsecured Term Loans” in the Notes to Consolidated Financial Statements of the Trust and CRLP included in Item 8 of this Form 10-K. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our prior unsecured credit facility.
Unsecured Senior Note Maturities

During August 2012, our outstanding 6.875% senior notes matured and we satisfied our obligation thereunder with an aggregate payment of $82.8 million ($80.0 million of principal and $2.8 million of accrued interest) using borrowings under our Credit Facility.

Capital Investments / Cost Capitalization
The following table summarizes our capital investments and capitalized costs, consisting of costs associated with acquisition of assets, as well as development expenditures and other capitalized expenditures for our consolidated assets, for the years ended December 31, 2012 and 2011:

($ in thousands)	Twelve Months Ended
	December 31,
	2012	2011

Multifamily Acquisitions	$180,115	$234,845

Developments:
Multifamily	$76,127	$35,862
Commercial	17,494	8,938
For Sale / Other	2,251	747
Total Developments	$95,872	$45,547

Capital Expenditures:
Multifamily Capital Expenditures	$25,065	$22,398

Commercial Capital Expenditures	$728	$435
Commercial Tenant Improvements	$636	$1,383
Commercial Leasing Commissions	$1,161	$513
For the years ended December 31, 2012 and 2011, our multifamily capital expenditures were $745 per unit and $681 per unit, respectively. For 2013, we estimate that capital expenditures per unit for our multifamily apartment communities will be slightly lower than those in 2012, which were approximately $745 per unit.

We capitalize interest, real estate taxes and certain internal personnel and associated costs related to projects under development, construction and rehabilitation. The incremental personnel and associated costs are capitalized to the projects under development and rehabilitation based upon the effort associated with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. We cease the capitalization of such costs as the project becomes substantially complete and available for occupancy. In addition, prior to the completion of the project, we expense, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such project. Capitalized indirect costs associated with our projects under development or construction were $2.7 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively.
Distributions
We intend to continue to declare quarterly distributions on the Trust's common shares. In order to maintain its qualification as a REIT, the Trust must make annual distributions to shareholders of at least 90% of its REIT taxable income. Future distributions will be declared and paid at the discretion of our Board of Trustees and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, restrictions in any of our financing agreements, annual distribution requirements under the REIT provisions of the Code, the Trust's ability to pay dividends under Alabama law and such other factors as our Board of Trustees of the Trust deem relevant. The Board of Trustees of the Trust reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

Market Risk

In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. However, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2012.

									Estimated
									Fair
($ in thousands)	2013	2014	2015	2016		2017	Thereafter	Total	Value
Fixed Rate Debt	$99,504	$192,051	$211,199	$89,346		$150,000	$888,796	$1,630,896	$1,732,671
Average interest rate at
December 31, 2012	6.2%	6.3%	5.5%	6.0%		2.7%	5.4%	5.3%

Variable Rate Debt	$—	$—	$12,465	$188,631	(1)	$—	$—	$201,096	$201,096
Average interest rate at
December 31, 2012	—	—	3.1%	1.6%		—	—	1.7%
_____________________________

(1)	Represents amount outstanding under our Credit Facility as of December 31, 2012, which Credit Facility matures on March 29, 2016.

The table incorporates only those exposures that exist as of December 31, 2012. It does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

As of December 31, 2012, we had approximately $201.1 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.8 billion of outstanding total debt and our $3.3 billion of total assets as of December 31, 2012.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $2.0 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.0 million. This assumes that the amount outstanding under our variable rate debt remains approximately $201.1 million, the balance as of December 31, 2012.
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
On April 11, 2012, we entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $100.0 million, a fixed interest rate of 1.13%, and a maturity date of May 11, 2017. On April 27, 2012, we entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 1.06%, and a maturity date of May 11, 2017. In accordance with these agreements, the Company will pay the fixed rate and receive a variable rate based on one-month LIBOR. These interest rate swap agreements became effective on May 11, 2012 when we entered into a new $150.0 million term loan, as discussed above.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings as “Interest expense” as interest payments are made on our variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a “Loss on hedging activities.” We did not classify amounts to “Loss on hedging activities” for the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, we accelerated the reclassification of $0.3 million in “Accumulated other comprehensive loss” to "Loss on hedging activities" related to interest payments on the hedged debt deemed probable not to occur as a result of the repurchases of senior notes of CRLP.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $7.2 million, $3.2 million and $0.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. Over the next 12 months, the Company expects to reclassify $7.7 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in thousands):

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2012:

Contractual Obligations

	Payments Due in Fiscal
($ in thousands)	Total	2013	2014	2015	2016	2017	Thereafter
Long-Term Debt Principal:
Consolidated (1)	$1,831,992	$99,504	$192,051	$223,664	$277,977	$150,000	$888,796
Partially-Owned Entities (2)	20,697	13,715	4,922	137	—	1,923	—
Long-Term Debt Interest: (3)
Consolidated	396,811	85,970	77,665	68,455	55,818	49,219	59,684
Partially-Owned Entities (2)	1,468	983	168	116	115	86	—
Long-Term Debt Principal
and Interest:
Consolidated (1)	2,228,803	185,474	269,716	292,119	333,795	199,219	948,480
Partially-Owned Entities (2)	22,165	14,698	5,090	253	115	2,009	—
Total	$2,250,968	$200,172	$274,806	$292,372	$333,910	$201,228	$948,480
_____________________________

(1)	Amounts due in 2016 include the Credit Facility, which matures on March 29,2016.

(2)	Represents our pro-rata share of principal maturities (excluding net premiums and discounts) and interest, based on our ownership interest in the joint ventures.
(3) Includes effect of interest rate swaps.

Other Commercial Commitments

	Total Amounts
($ in thousands)	Committed	2013	2014	2015	2016	2017	Thereafter
Standby Letters of Credit	$5,134	$5,134	$—	$—	$—	$—	$—

Commitments and Contingencies

During the year ended December 31, 2012, we recorded $4.2 million related to required infrastructure repairs on Colonial Promenade Alabaster II. During 2010, we recorded $1.3 million for certain contingent liabilities related to the mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of these retail assets were developed and sold by CPSI in previous years, and therefore are expensed as additional development costs in “(Loss) gain on sale of property” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.

As a result of transactions executed in 2007, we implemented our strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of our wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, we disposed of our interest in one of these joint ventures. In connection with the other 2007 joint venture transaction, the DRA/CLP joint venture, the Trust assumed certain contingent liabilities, of which $4.1 million remained outstanding until our remaining 15% noncontrolling interest was redeemed by the joint venture effective June 30, 2012, and in connection therewith, we were released from this contingent liability.
As of December 31, 2012, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
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

Guarantees and Other Arrangements

In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we served as a guarantor of $1.0 million of the debt related to the joint venture, which was collateralized by the Colonial Promenade Hoover retail property. At December 31, 2012, the total amount of debt of the joint venture, which matured on January 11, 2013, was approximately $15.1 million. At December 31, 2012, no liability was recorded for the guarantee. Subsequently, on January 14, 2013, we sold our 10% noncontrolling interest in this joint venture and paid off the debt associated with this guarantee. Therefore are no longer liable for this guarantee.

Off Balance Sheet Arrangements

Our pro-rata share of mortgage debt of unconsolidated joint ventures was $20.7 million as of December 31, 2012. The aggregate maturities of this mortgage debt are as follows:

As of
($ in thousands)	December 31, 2012
2013	$13,715
2014	4,922
2015	137
2016	—
2017	1,923
Thereafter	—
$20,697
Our pro rata share of mortgage debt of unconsolidated joint ventures has declined from $147.8 million as of December 31, 2011 to $20.7 million as of December 31, 2012, primarily as a result of the redemption of our remaining 15% noncontrolling interest in the DRA/CLP joint venture, which was effective as of June 30, 2012. As a result of the redemption, we no longer have responsibility for $111.3 million of the joint venture's mortgage debt, which represented our pro rata share of the debt. Of the $13.7 million maturing in 2013, $12.2 million represents our pro rata share of the amount outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which we acquired from the lender in May 2010 (see Note 2 - "Summary of Significant Accounting Policies - Notes Receivable" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K) and $1.5 million represents our pro rata share of the outstanding debt on the Colonial Promenade Hoover joint venture, which we exited in January 2013 (see Note 22 - "Subsequent Events" in the Notes to Consolidated Financial Statements of the Trust and CRLP contained in Item 8 of this Form 10-K). We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
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
Loss Contingencies - The outcomes of claims, disputes and legal proceedings including those described in Item 3 — Legal Proceedings of this Form 10-K are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.
The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that the Company considers in this assessment, including with respect to the matters disclosed in Item 3 — Legal Proceedings of this Form 10-K, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, the Company's experience in similar matters, the facts available to the Company at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding or claim. The Company's assessment of these factors may change over time as individual proceedings or claims progress. For matters where the Company is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where the Company believes a reasonable estimate of loss, or range of loss, can be made. In such instances, the Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.
As of December 31, 2012, our loss contingency accrual was $26.8 million in the aggregate, and is reflected as a component of "Accrued expenses" in our accompanying Consolidated Balance Sheet as of December 31, 2012 in Item 8 of this Form 10-K.

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

The capitalization of costs during the development of assets (including interest, property taxes and other costs) begins when an active development commences and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. Cost capitalization during redevelopment of assets (including interest and other costs) begins when the asset is taken out of service for redevelopment and ends when the asset redevelopment is completed and the asset is placed in-service.

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

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2012, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt (89.0%). As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Funds From Operations
Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means income (loss) before noncontrolling interest (determined in accordance with GAAP), excluding gains/(losses) from sales of depreciated property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and amortization, gains (or losses) from sales of properties and impairment write-downs of depreciable real estate (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in the company’s industry. We believe that the line item on our consolidated statements of operations entitled “Net income (loss) available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.

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

The following information is provided to reconcile net income available to common shareholders of the Trust, the most comparable GAAP measure, to FFO, and to show the items included in our FFO for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

		Years Ended December 31,
(in thousands, except per share and unit data)	2012	2011	2010	2009	2008
Net (loss) income available to common shareholders	$8,160	$3,428	$(48,054)	$(509)	$(55,429)
Adjustments (consolidated):
Noncontrolling interest in CRLP	662	293	(5,068)	(82)	(11,225)
Noncontrolling interest in gain on sale of
undepreciated property	—	—	—	992	—
Real estate depreciation	126,222	126,696	120,471	111,220	101,035
Real estate amortization	6,613	8,306	7,248	1,582	1,272
Impairment on depreciable assets	3,251	—	—	958	—
Consolidated (gains) losses from sales of property, net of
income tax and noncontrolling interest	(18,423)	(23,849)	1,786	(7,606)	(49,851)
Gains (losses) from sales of undepreciated property, net of
income tax and noncontrolling interest	(4,339)	102	(1,720)	4,327	7,335
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	2,699	6,451	8,060	17,927	18,744
Real estate amortization	843	2,822	2,810	6,516	8,699
Gains from sales of property	(32,508)	(18,765)	(3,578)	(4,958)	(18,943)
Funds from operations	$93,180	$105,484	$81,955	$130,367	$1,637
Income allocated to participating securities	(719)	(772)	(645)	(559)	(717)
Funds from operations available to common shareholders
and unitholders	$92,461	$104,712	$81,310	$129,808	$920

Funds from operations per share and unit — basic	$0.98	$1.15	$1.02	$2.09	$0.02
Funds from operations per share and unit — diluted	$0.98	$1.15	$1.02	$2.09	$0.02

Weighted average common shares outstanding — basic	87,251	84,142	71,919	53,266	47,231
Weighted average partnership units outstanding — basic (1)	7,159	7,247	7,617	8,519	9,673
Weighted average shares and units outstanding — basic	94,410	91,389	79,536	61,785	56,904
Effect of diluted securities	—	—	—	—	—
Weighted average shares and units outstanding — diluted	94,410	91,389	79,536	61,785	56,904
________________________

(1)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Risk".

Item 8. Financial Statements and Supplementary Schedules.

The following are filed as part of this report:

Financial Statements:

Colonial Properties Trust

Consolidated Balance Sheets as of December 31, 2012 and 2011	70

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010	71

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010	72

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	73

Colonial Realty Limited Partnership

Consolidated Balance Sheets as of December 31, 2012 and 2011	74

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010	75

Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010	76

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	77

Notes to Consolidated Financial Statements	78

Reports of Independent Registered Public Accounting Firm	118

COLONIAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2012	2011
ASSETS
Land, buildings and equipment	$3,489,324	$3,445,455
Undeveloped land and construction in progress	296,153	306,826
Less: Accumulated depreciation	(804,964)	(731,894)
Real estate assets held for sale, net	93,450	10,543
Net real estate assets	3,073,963	3,030,930
Cash and cash equivalents	11,674	6,452
Restricted cash	38,128	43,489
Accounts receivable, net	23,977	26,762
Notes receivable	42,399	43,787
Prepaid expenses	19,460	19,912
Deferred debt and lease costs	23,938	22,408
Investment in partially-owned unconsolidated entities	7,777	12,303
Other assets	44,892	52,562
Total assets	$3,286,208	$3,258,605
LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,643,361	$1,575,727
Unsecured credit facility	188,631	184,000
Total debt	1,831,992	1,759,727
Accounts payable	53,545	50,266
Accrued interest	10,209	11,923
Accrued expenses	41,652	15,731
Investment in partially-owned unconsolidated entities	—	31,577
Other liabilities	36,751	25,208
Total liabilities	1,974,149	1,894,432
Commitments and Contingencies (see Notes 19 and 20)	—	—
Redeemable noncontrolling interest:
Common units	162,056	159,582
Equity:
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 93,835,794 and 93,096,722 shares issued at December 31, 2012 and 2011, respectively	938	931
Additional paid-in capital	1,973,594	1,964,881
Cumulative earnings	1,276,118	1,267,958
Cumulative distributions	(1,926,167)	(1,862,838)
Noncontrolling interest	695	728
Treasury shares, at cost; 5,623,150 shares at December 31, 2012 and 2011	(150,163)	(150,163)
Accumulated other comprehensive loss	(25,012)	(16,906)
Total shareholders' equity	1,150,003	1,204,591
Total liabilities, noncontrolling interest and shareholders' equity	$3,286,208	$3,258,605

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Minimum rent	$320,489	$287,431	$260,635
Rentals from affiliates	—	236	203
Tenant recoveries	9,574	9,329	8,627
Other property related revenue	57,769	48,346	42,925
Other non-property related revenue	5,712	8,047	11,693
Total revenues	393,544	353,389	324,083
Operating expenses:
Property operating expense	107,657	98,108	92,080
Taxes, licenses and insurance	44,413	40,039	37,612
Property management expense	12,858	9,185	8,584
General and administrative expense	22,615	20,439	18,563
Management fees and other expenses	6,298	8,067	9,504
Restructuring charges	1,848	153	361
Investment and development expenses	1,285	1,781	422
Depreciation	120,993	113,475	106,205
Amortization	6,122	7,446	6,807
Impairment, legal contingencies and other losses	26,013	5,736	1,308
Total operating expenses	350,102	304,429	281,446
Income from operations	43,442	48,960	42,637
Other income (expense):
Interest expense	(92,085)	(86,573)	(83,091)
Debt cost amortization	(5,697)	(4,767)	(4,618)
Gain on retirement of debt	—	—	1,044
Interest income	2,569	1,521	1,580
Income from partially-owned unconsolidated entities	31,862	17,497	3,365
Loss on hedging activities	—	—	(289)
(Loss) gain on sale of property, net of income taxes of $ - , $ - and $117 for 2012, 2011 and 2010	(4,306)	115	(1,391)
Taxes and other	(907)	(872)	(1,084)
Total other income (expense)	(68,564)	(73,079)	(84,484)
Loss from continuing operations	(25,122)	(24,119)	(41,847)
Income from discontinued operations	11,258	6,565	3,699
Gain (loss) on disposal of discontinued operations	22,729	23,733	(395)
Net income from discontinued operations	33,987	30,298	3,304
Net income (loss)	8,865	6,179	(38,543)
Noncontrolling interest
Continuing operations:
Noncontrolling interest in CRLP — common unitholders	1,893	2,094	5,382
Noncontrolling interest in CRLP — preferred unitholders	—	(3,586)	(7,161)
Noncontrolling interest of limited partners	(43)	(53)	103
Discontinued operations:
Noncontrolling interest in CRLP	(2,555)	(2,387)	(314)
Noncontrolling interest of limited partners	—	—	(4)
Income attributable to noncontrolling interest	(705)	(3,932)	(1,994)
Net income (loss) attributable to parent company	8,160	2,247	(40,537)
Dividends to preferred shareholders	—	—	(5,649)
Preferred unit repurchase gains	—	2,500	3,000
Preferred share/unit issuance costs write-off	—	(1,319)	(4,868)
Net income (loss) available to common shareholders	$8,160	$3,428	$(48,054)
Net income (loss) per common share — basic:
Continuing operations	$(0.27)	$(0.30)	$(0.71)
Discontinued operations	0.36	0.34	0.04
Net income (loss) per common share — basic	$0.09	$0.04	$(0.67)
Net income (loss) per common share — diluted:
Continuing operations	$(0.27)	$(0.30)	$(0.71)
Discontinued operations	0.36	0.34	0.04
Net income (loss) per common share — diluted	$0.09	$0.04	$(0.67)
Weighted average common shares outstanding:
Basic	87,251	84,142	71,919
Diluted	87,251	84,142	71,919
Net income (loss)	$8,865	$6,179	$(38,543)
Other comprehensive income (loss):
Changes in fair value of qualifying hedges	(15,985)	(19,302)	—
Adjust for amounts included in net income (loss)	7,222	3,164	726
Comprehensive income (loss)	$102	$(9,959)	$(37,817)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

Years Ended December 31, 2012, 2011 and 2010	Preferred Shares	Common Shares	Additional Paid-In Capital	Cumulative Earnings	Cumulative Distributions	Noncontrolling Interest	Preferred Units	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Common Units
Balance, December 31, 2009	$4	$720	$1,760,362	$1,296,188	$(1,753,015)	$985	$100,000	$(150,163)	$(2,957)	$1,252,124	$133,537
Net income (loss)				(33,376)		(99)				(33,475)	(5,068)
Reclassification adjustment for amounts included in net income (loss)									726	726
Distributions on common shares ($0.60 per share)					(42,875)					(42,875)	(4,541)
Distributions on preferred shares					(5,649)					(5,649)
Distributions on preferred units of CRLP					(7,161)					(7,161)
Issuance of restricted common shares of beneficial interest		4	455							459
Amortization of stock based compensation			4,585							4,585
Redemption of Series D preferred shares of beneficial interest	(4)		(96,565)	(3,550)						(100,119)
Repurchase of Series B preferred shares of beneficial interest			1,318	1,682			(50,000)			(47,000)
Cancellation of vested restricted shares to pay taxes		—	(277)							(277)
Issuance of common shares from options exercised		2	2,659							2,661
Issuance of common shares of beneficial interest through the Company's dividend reinvestment plan and Employee Stock Purchase Plan		1	1,618							1,619
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		9	14,068							14,077	(14,077)
Equity Offering Programs, net of cost		104	155,763							155,867
Change in interest of limited partners						(117)				(117)
Change in redemption value of common units			(35,688)							(35,688)	35,688
Balance, December 31, 2010	$—	$840	$1,808,298	$1,260,944	$(1,808,700)	769	$50,000	$(150,163)	$(2,231)	$1,159,757	$145,539
Net income (loss)				5,833		53				5,886	$293
Reclassification adjustment for amounts included in net income (loss)									3,164	3,164
Changes in fair value of qualifying hedges									(17,839)	(17,839)	(1,463)
Distributions on common shares ($0.60 per share)					(50,552)					(50,552)	(4,345)
Distributions on preferred units of CRLP					(3,586)					(3,586)
Issuance of restricted common shares of beneficial interest		3	492							495
Amortization of stock based compensation			6,013							6,013
Repurchase of Series B preferred units of beneficial interest			1,319	1,181			(50,000)			(47,500)
Cancellation of vested restricted shares to pay taxes		(1)	(1,741)							(1,742)
Issuance of common shares from options exercised		1	748							749
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		3	5,987							5,990
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		1	2,495							2,496	(2,496)
Equity Offering Programs, net of cost		84	163,324							163,408
Change in interest of limited partners						(94)				(94)
Change in redemption value of common units			(22,054)							(22,054)	22,054
Balance, December 31, 2011	$—	$931	$1,964,881	$1,267,958	$(1,862,838)	$728	$—	$(150,163)	$(16,906)	$1,204,591	$159,582
Net income (loss)				8,160		43				8,203	$662
Reclassification adjustment for amounts included in net income (loss)									6,680	6,680	542
Changes in fair value of qualifying hedges									(14,786)	(14,786)	(1,199)
Distributions on common shares ($0.72 per share)					(63,329)					(63,329)	(5,154)
Issuance of restricted common shares of beneficial interest		4	312							316
Amortization of stock based compensation			8,833							8,833
Cancellation of vested restricted shares to pay taxes		(1)	(1,561)							(1,562)
Issuance of common shares from options exercised		—	771							771
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan		4	7,981							7,985
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership		—	359							359	(359)
Change in interest of limited partners						(76)				(76)
Change in redemption value of common units			(7,982)							(7,982)	7,982
Balance, December 31, 2012	$—	$938	$1,973,594	$1,276,118	$(1,926,167)	$695	$—	$(150,163)	$(25,012)	$1,150,003	$162,056

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$8,865	$6,179	$(38,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,731	136,752	131,539
(Income) loss from partially-owned unconsolidated entities	(31,862)	(17,497)	(3,365)
(Gain) loss from sales of property	(18,423)	(23,848)	1,669
Impairment, legal contingencies and other losses	26,013	5,736	1,448
Gain on retirement of debt	—	—	(1,044)
Distributions of income from partially-owned entities	958	3,737	5,566
Share-based compensation expense	8,833	6,013	4,589
Other, net	341	(3,067)	1,522
Change in:
Restricted cash	(1,126)	1,157	(1,342)
Accounts receivable	4,456	(10,288)	18,073
Prepaid expenses	452	(13,162)	(328)
Other assets	4,090	435	(1,501)
Accounts payable	(7,046)	14,398	4,210
Accrued interest	(1,714)	(79)	(1,131)
Accrued expenses and other	9,540	11,620	(11,655)
Net cash provided by operating activities	137,108	118,086	109,707
Cash flows from investing activities:
Acquisition of properties	(184,727)	(225,885)	(42,635)
Development expenditures paid to non-affiliates	(84,386)	(41,497)	(14,867)
Development expenditures paid to an affiliate	(7,997)	(4,065)	(13,740)
Capital expenditures, tenant improvements and leasing commissions	(27,936)	(25,101)	(42,450)
Proceeds from sale of property, net of selling costs	145,942	146,733	21,194
Restricted cash	6,487	(35,352)	—
Issuance of notes receivable	—	(17,977)	(29,137)
Repayments of notes receivable	2,074	1,485	5,787
Distributions from partially-owned entities	6,985	26,020	19,104
Capital contributions to partially-owned entities	(54)	—	(5,543)
Net cash used in investing activities	(143,612)	(175,639)	(102,287)
Cash flows from financing activities:
Proceeds from additional borrowings	150,000	250,000	73,200
Proceeds from dividend reinvestment plan and exercise of stock options	7,196	5,000	4,003
Proceeds from common share issuance, net of expenses	—	163,408	155,867
Principal reductions of debt	(82,718)	(58,885)	(101,552)
Payment of debt issuance costs	(5,309)	(2,879)	(1,351)
Proceeds from borrowings on revolving credit lines	750,040	1,450,000	945,000
Payments on revolving credit lines and overdrafts	(739,000)	(1,641,610)	(874,878)
Dividends paid to common and preferred shareholders	(63,329)	(54,138)	(55,685)
Distributions to noncontrolling partners in CRLP	(5,154)	(4,345)	(4,541)
Redemption of Preferred Series D shares	—	—	(100,119)
Repurchase of Preferred Series B units	—	(47,500)	(47,000)
Net cash provided by (used in) financing activities	11,726	59,051	(7,056)
Increase in cash and cash equivalents	5,222	1,498	364
Cash and cash equivalents, beginning of period	6,452	4,954	4,590
Cash and cash equivalents, end of period	$11,674	$6,452	$4,954

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$95,009	$88,184	$86,836
Cash received during the period for income taxes	$—	$(729)	$(17,368)

Supplemental disclosure of non-cash transactions:
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	—	$17,615	—
Change in accrual of construction expenses and capital expenditures	$(1,906)	$2,331	$(3,100)
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase Trails	—	—	$1,637

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,	December 31,
	2012	2011
ASSETS
Land, buildings and equipment	$3,489,322	$3,445,441
Undeveloped land and construction in progress	296,153	306,826
Less: Accumulated depreciation	(804,962)	(731,880)
Real estate assets held for sale, net	93,450	10,543
Net real estate assets	3,073,963	3,030,930
Cash and cash equivalents	11,674	6,452
Restricted cash	38,128	43,489
Accounts receivable, net	23,977	26,762
Notes receivable	42,399	43,787
Prepaid expenses	19,460	19,912
Deferred debt and lease costs	23,938	22,408
Investment in partially-owned unconsolidated entities	7,777	12,303
Other assets	44,844	52,385
Total assets	$3,286,160	$3,258,428
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,643,361	$1,575,727
Unsecured credit facility	188,631	184,000
Total debt	1,831,992	1,759,727
Accounts payable	53,496	50,090
Accrued interest	10,209	11,923
Accrued expenses	41,652	15,731
Investment in partially-owned unconsolidated entities	—	27,432
Other liabilities	36,751	25,174
Total liabilities	1,974,100	1,890,077
Commitments and Contingencies (see Notes 19 and 20)	—	—
Redeemable units, at redemption value - 7,152,752 and 7,169,388 units outstanding at December 31, 2012 and 2011, respectively	162,056	159,582
General partner —
Common equity - 88,212,644 and 87,473,572 units outstanding at December 31, 2012 and 2011, respectively	1,174,321	1,224,947
Limited partners’ noncontrolling interest in consolidated partnership	695	728
Accumulated other comprehensive loss	(25,012)	(16,906)
Total equity	1,150,004	1,208,769
Total liabilities and equity	$3,286,160	$3,258,428

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per unit data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Minimum rent	$320,489	$287,431	$260,635
Rentals from affiliates	—	236	203
Tenant recoveries	9,574	9,329	8,627
Other property related revenue	57,769	48,346	42,925
Other non-property related revenue	5,712	8,047	11,693
Total revenues	393,544	353,389	324,083
Operating expenses:
Property operating expense	107,657	98,108	92,080
Taxes, licenses and insurance	44,413	40,039	37,612
Property management expense	12,858	9,185	8,584
General and administrative expense	22,615	20,439	18,563
Management fees and other expenses	6,298	8,067	9,504
Restructuring charges	1,848	153	361
Investment and development expenses	1,285	1,781	422
Depreciation	120,993	113,475	106,205
Amortization	6,122	7,446	6,807
Impairment, legal contingencies and other losses	26,013	5,736	1,308
Total operating expenses	350,102	304,429	281,446
Income from operations	43,442	48,960	42,637
Other income (expense):
Interest expense	(92,085)	(86,573)	(83,091)
Debt cost amortization	(5,697)	(4,767)	(4,618)
Gain on retirement of debt	—	—	1,044
Interest income	2,569	1,521	1,580
Income from partially-owned unconsolidated entities	27,717	17,497	3,365
Loss on hedging activities	—	—	(289)
(Loss) gain on sale of property, net of income taxes of $ - , $ - and $117 for 2012, 2011 and 2010	(4,306)	115	(1,391)
Taxes and other	(907)	(872)	(1,084)
Total other income (expense)	(72,709)	(73,079)	(84,484)
Loss from continuing operations	(29,267)	(24,119)	(41,847)
Income from discontinued operations	11,258	6,565	3,699
Gain (loss) on disposal of discontinued operations	22,729	23,733	(395)
Net income from discontinued operations	33,987	30,298	3,304
Net income (loss)	4,720	6,179	(38,543)
Noncontrolling interest of limited partners — continuing operations	(43)	(53)	103
Noncontrolling interest of limited partners — discontinued operations	—	—	(4)
(Income) loss attributable to noncontrolling interest	(43)	(53)	99
Net income (loss) attributable to CRLP	4,677	6,126	(38,444)
Distributions to limited partner preferred unitholders	—	(3,586)	(7,161)
Distributions to general partner preferred unitholders	—	—	(5,649)
Preferred unit repurchase gains	—	2,500	3,000
Preferred unit issuance costs write-off	—	(1,319)	(4,868)
Net income (loss) available to common unitholders	$4,677	$3,721	$(53,122)
Net loss available to common unitholders allocated to limited partners — continuing operations	1,893	2,094	5,382
Net income available to common unitholders allocated to limited partners — discontinued operations	(2,555)	(2,387)	(314)
Net income (loss) available to common unitholders allocated to general partner	$4,015	$3,428	$(48,054)
Net income (loss) per common unit — basic:
Continuing operations	$(0.31)	$(0.30)	$(0.71)
Discontinued operations	0.36	0.34	0.04
Net income (loss) per common unit — basic	$0.05	$0.04	$(0.67)
Net income (loss) per common unit — diluted:
Continuing operations	$(0.31)	$(0.30)	$(0.71)
Discontinued operations	0.36	0.34	0.04
Net income (loss) per common unit — diluted	$0.05	$0.04	$(0.67)
Weighted average common units outstanding:
Basic	94,410	91,389	79,536
Diluted	94,410	91,389	79,536
Net income (loss)	$4,720	$6,126	$(38,444)
Other comprehensive income (loss):
Changes in fair value of qualifying hedges	(15,985)	(19,302)	—
Adjust for amounts included in net income (loss)	7,222	3,164	726
Comprehensive income (loss)	$(4,043)	$(10,012)	$(37,718)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	General Partner		Limited Partners’ Preferred Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total	Redeemable Common Units
Years Ended December 31, 2012, 2011 and 2010	Common Equity	Preferred Equity
Balance, December 31, 2009	$1,066,390	$96,550	$97,406	$985	$(2,957)	$1,258,374	$133,537
Net income (loss)	(46,186)	5,649	7,161	(99)		(33,475)	(5,068)
Reclassification adjustment for amounts included in net income (loss)					726	726
Distributions to common unitholders	(42,875)					(42,875)	(4,541)
Distributions to preferred unitholders		(5,649)	(7,161)			(12,810)
Change in interest of limited partners				(117)		(117)
Contributions from partners and the Company related to employee stock purchase and dividend reinvestment plans	164,245					164,245
Redemption of preferred units	(1,868)	(96,568)	(48,682)			(147,118)
Redemption of partnership units for shares	14,068					14,068	(14,077)
Change in redeemable noncontrolling interest	(35,688)					(35,688)	35,688
Other		18				18
Balance, December 31, 2010	$1,118,086	$—	$48,724	$769	$(2,231)	$1,165,348	$145,539
Net income (loss)	2,247		3,586	53		5,886	293
Reclassification adjustment for amounts included in net income (loss)					3,164	3,164
Changes in fair value of qualifying hedges					(17,839)	(17,839)	(1,463)
Distributions to common unitholders	(50,552)					(50,552)	(4,345)
Distributions to preferred unitholders			(3,586)			(3,586)
Change in interest of limited partners				(94)		(94)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	173,543					173,543
Redemption of preferred units	1,181		(48,724)			(47,543)
Redemption of partnership units for shares	2,496					2,496	(2,496)
Change in redeemable noncontrolling interest	(22,054)					(22,054)	22,054
Balance, December 31, 2011	$1,224,947	$—	$—	$728	$(16,906)	$1,208,769	$159,582
Net income (loss)	4,015			43		4,058	662
Reclassification adjustment for amounts included in net loss					6,680	6,680	542
Changes in fair value of qualifying hedges					(14,786)	(14,786)	(1,199)
Distributions to common unitholders	(63,329)					(63,329)	(5,154)
Change in interest of limited partners				(76)		(76)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	16,311					16,311
Redemption of partnership units for shares	359					359	(359)
Change in redeemable noncontrolling interest	(7,982)					(7,982)	7,982
Balance, December 31, 2012	$1,174,321	—	$—	$695	$(25,012)	$1,150,004	$162,056

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,720	$6,179	$(38,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,731	136,752	131,539
(Income) loss from partially-owned unconsolidated entities	(27,717)	(17,497)	(3,365)
(Gain) loss from sales of property	(18,423)	(23,848)	1,669
Impairment, legal contingencies and other losses	26,013	5,736	1,448
Gain on retirement of debt	—	—	(1,044)
Distributions of income from partially-owned entities	958	3,737	5,566
Share-based compensation expense	8,833	6,013	4,589
Other, net	341	(3,067)	1,522
Change in:
Restricted cash	(1,126)	1,157	(1,342)
Accounts receivable	4,456	(10,288)	18,073
Prepaid expenses	452	(13,162)	(328)
Other assets	4,090	435	(1,501)
Accounts payable	(7,046)	14,398	4,210
Accrued interest	(1,714)	(79)	(1,131)
Accrued expenses and other	9,540	11,620	(11,655)
Net cash provided by operating activities	137,108	118,086	109,707
Cash flows from investing activities:
Acquisition of properties	(184,727)	(225,885)	(42,635)
Development expenditures paid to non-affiliates	(84,386)	(41,497)	(14,867)
Development expenditures paid to an affiliate	(7,997)	(4,065)	(13,740)
Capital expenditures, tenant improvements and leasing commissions	(27,936)	(25,101)	(42,450)
Proceeds from sales of property, net of selling costs	145,942	146,733	21,194
Restricted Cash	6,487	(35,352)	—
Issuance of notes receivable	—	(17,977)	(29,137)
Repayments of notes receivable	2,074	1,485	5,787
Distributions from partially-owned entities	6,985	26,020	19,104
Capital contributions to partially-owned entities	(54)	—	(5,543)
Net cash used in investing activities	(143,612)	(175,639)	(102,287)
Cash flows from financing activities:
Proceeds from additional borrowings	150,000	250,000	73,200
Proceeds from dividend reinvestment plan and exercise of stock options	7,196	5,000	4,003
Proceeds from issuance of common units	—	163,408	155,867
Principal reductions of debt	(82,718)	(58,885)	(101,552)
Payment of debt issuance costs	(5,309)	(2,879)	(1,351)
Proceeds from borrowings on revolving credit lines	750,040	1,450,000	945,000
Payments on revolving credit lines and overdrafts	(739,000)	(1,641,610)	(874,878)
Dividends paid to common and preferred shareholders	(63,329)	(54,138)	(55,685)
Distributions to noncontrolling partners in CRLP	(5,154)	(4,345)	(4,541)
Redemption of preferred units	—	(47,500)	(147,119)
Net cash provided by (used in) financing activities	11,726	59,051	(7,056)
Increase in cash and cash equivalents	5,222	1,498	364
Cash and cash equivalents, beginning of period	6,452	4,954	4,590
Cash and cash equivalents, end of period	$11,674	$6,452	$4,954

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$95,009	$88,184	$86,836
Cash received during the period for income taxes	$—	$(729)	$(17,368)

Supplemental disclosure of non-cash transactions:
Consolidation of Colonial Grand at Traditions joint venture (principally a multifamily property)	$—	17,615	—
Change in accrual of construction expenses and capital expenditures	$(1,906)	$2,331	$(3,100)
Exchange of interest in DRA multifamily joint ventures for acquisition of CG at Riverchase Trails	—	$—	1,637
The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST AND COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Note 1 — Organization and Business
As used herein, "Colonial" or the "Trust" means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”) and Colonial Properties Services Limited Partnership (“CPSLP”). The term "the Company" refers to the Trust and CRLP, collectively. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is the sole general partner of, and, as of December 31, 2012 owned 92.5% of the limited partner interests in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT, and the Trust's only material asset is its ownership of limited partnership interests in CRLP. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 125 properties, consisting of multifamily and commercial properties located in 11 states (Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia).
As of December 31, 2012, the Company owned or maintained a partial ownership in:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	112	(2)	33,851	2	646	114	34,497
Commercial properties	8		2,167,000	3	350,000	11	2,517,000
______________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

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
The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying Consolidated Financial Statements. During the years ended December 31, 2012, 2011 and 2010, CPSI recognized no income tax expense (benefit). CPSI's effective income tax rates were zero for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012 and 2011, the Company had no net deferred tax asset after the effect of the valuation allowance.
Tax years 2005 through 2007 and tax years 2009 through 2011 are subject to examination by the federal taxing authorities. Generally, tax years 2009 through 2011 are subject to examination by state taxing authorities. There are no state tax examinations currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carry back NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI was able to carry back tax losses that occurred in the year ended December 31, 2009 against income that was recognized in 2005 and 2006. The Company received no tax refunds during 2012. The Company received $0.7 million of tax refunds during the year ended December 31, 2011.
The Company may from time to time be assessed interest or penalties by federal and state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as "Taxes and other".
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
As of December 31, 2012, the Company had $6.7 million, $0.6 million and $7.3 million of unamortized in-place lease intangible assets, net market lease intangibles and intangibles related to relationships with customers, respectively, which is reflected as a component of "Other assets" in the accompanying Consolidated Balance Sheets of the Trust and CRLP. The aggregate amortization expense for in-place lease intangible assets recorded during 2012, 2011 and 2010 was $4.8 million, $6.0 million and $5.2 million, respectively.
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
The capitalization of costs during the development of assets (including interest, property taxes and other costs) begins when an active development commences and ends when the asset, or a portion of an asset, is completed and is ready for its intended use. Cost capitalization during redevelopment of assets (including interest and other costs) begins when the asset is taken out-of-service for redevelopment and ends when the asset redevelopment is completed and the asset is transferred back into service.
Cash and Equivalents — The Company includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents. The majority of the Company’s cash and equivalents are held at major commercial banks.
The Company has included in accounts payable book overdrafts representing outstanding checks in excess of funds on deposit of $15.4 million and $9.0 million as of December 31, 2012 and 2011, respectively.
Restricted Cash — Restricted cash is comprised of cash balances which are legally restricted as to use and consists of resident and tenant deposits, deposits on for-sale residential lots and units and cash in escrow for self insurance retention.

During 2012 and 2011, the Company used multifamily and commercial asset disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. As of December 31, 2012 and 2011, $28.9 million and $35.4 million of the proceeds remained in temporary cash accounts, classified as restricted cash, pending the fulfillment of Section 1031 exchange requirements. (see Note 3 - "Real Estate Activity")
Valuation of Receivables — Due to the short-term nature of the leases at the Company’s multifamily properties, generally six months to one year, the Company’s exposure to resident defaults and bankruptcies is minimized. The Company’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.
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
The Company had an allowance for doubtful accounts of $0.8 million and $1.1 million as of December 31, 2012 and 2011.
Notes Receivable — Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent. As of December 31, 2012, the Company did not have any impaired notes receivable.
As of December 31, 2012, the Company had notes receivable of $42.4 million consisting primarily of:

•
$24.4 million outstanding on the construction note, which is secured by the property, for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. On January 31, 2012, the Company and the joint venture amended the note and related loan documents to extend the maturity date to December 2012, fix the annual interest rate at 5.25%, provided for two additional one-year extension options and reduce the joint venture partner's guarantee to $1.3 million. In December 2012, the joint venture opted to extend the maturity date to December 2013 with a fixed interest rate of 5.38%. See Note 14 - "Financing Activities — Unconsolidated Joint Venture Financing Activity"; and

•	$16.9 million outstanding on a seller-financing note with a five year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.
The Company had accrued interest related to its outstanding notes receivable of $0.3 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had no reserve recorded against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at December 31, 2012 and December 31, 2011 was approximately 5.5% and 4.9%, respectively. Interest income is recognized on an accrual basis.
The Company received principal payments of $2.1 million and $1.5 million on these and other outstanding subordinated loans during 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had outstanding notes receivable balances, net of reserves, of $42.4 million and $43.8 million, respectively.
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
Warranty Reserves — Warranty reserves are included in "Accrued expenses" on the accompanying Consolidated Balance Sheets of the Trust and CRLP. Estimated future warranty costs on condominium conversion and for-sale residential sales are charged to cost of sales in the period when the revenues from such sales are recognized. Such estimated warranty costs are approximately 0.5% of total revenue. As necessary, additional warranty costs are charged to costs of sales based on management’s estimate of the costs to remediate existing claims. While the Company believes the warranty reserve is adequate as of December 31, 2012, historical data and trends may not accurately predict actual warranty costs, or future development could lead to a significant change in the reserve. The Company's warranty reserves are as follows:

	Years Ended December 31,
($ in thousands)	2012	2011	2010
Balance at beginning of period	$704	$960	$871
Accruals for warranties issued	899	63	109
Payments made	(313)	(319)	(20)
Balance at end of period	$1,290	$704	$960

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
Loss Contingencies — The Company is subject to various claims, disputes and legal proceedings, including those described under Note 20 - "Legal Proceedings", the outcomes of which are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. The Company expenses legal defense costs as incurred. As of December 31, 2012, the Company's loss contingency accrual was $26.8 million in the aggregate, and is reflected as a component of "Accrued expenses" in the accompanying Consolidated Balance Sheet as of December 31, 2012.
Restructuring Charges — Restructuring charges reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) relate primarily to one-time termination benefits. The Company recognizes these severance charges when the requirements of ASC 420 have been met regarding a plan of termination and when communication has been made to employees. During 2012, the Company recorded $1.8 million of restructuring charges related to severance costs associated with the departure of the Company's President and Chief Financial Officer, as well as departures of other management personnel as a result of additional simplification of the Company's operations. During 2011 and 2010, the Company recorded $0.2 million and $0.4 million in restructuring charges, respectively.
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
Noncontrolling Interests and Redeemable Common Units — Amounts reported as limited partners’ interest in consolidated partnerships on the Consolidated Balance Sheets are presented as noncontrolling interests within equity. Additionally, amounts reported as preferred units in CRLP are presented as noncontrolling interests within equity. Noncontrolling interests in common units of CRLP are included in the temporary equity section (between liabilities and equity) of the Consolidated Balance Sheets because of the redemption feature of these units. Each common unit is redeemable at the option of the holder for cash equal to the fair market value of one common share at the time of redemption or, at the option of the Trust, one common share. Based on the requirements of ASC 480-10-S99, the measurement of noncontrolling interests is presented at “redemption value” — i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Trust's share price multiplied by the number of outstanding units), or the aggregate value of the individual partner's capital balances, whichever is greater. See the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010 for the presentation and related activity of the noncontrolling interests and redeemable common units.
Investments in Joint Ventures — To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income of the joint venture. In accordance ASC 323, Investments — Equity Method and Joint Ventures, the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. During 2012, the Company determined that its 40% noncontrolling joint venture interest in Regents Park (Phase II) was impaired and that this impairment was other than temporary. As a result, the Company recognized a non-cash impairment charge of $0.4 million during 2012. Other than Regents Park (Phase II) charge in 2012, the Company has determined that these investments were not other than temporarily impaired as of December 31, 2012, 2011 and 2010.
Investment and Development Expenses — Investment and development expenses consist primarily of costs related to potential mergers, acquisitions, and abandoned development pursuits. Abandoned development costs are costs incurred prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If the Company determines that it is probable that it will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. The Company recorded $1.3 million, $1.8 million and $0.4 million in investment and development expenses in 2012, 2011 and 2010, respectively.
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

	Fair value measurements as of
($ in thousands)	December 31, 2012
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including assets held for sale	$43,291	$—	$—	$43,291
Investment in partially-owned entities	$2,460	$—	$—	$2,460
Derivative financial instruments	$(25,862)	$—	$(25,862)	$—
Real estate assets and investments in partially-owned entities
Real estate assets, including assets held for sale, and investments in partially-owned entities were valued using sales activity for similar assets, current contracts and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, units sales assumptions, leasing assumptions, cost structure, growth rates, discount rates and terminal capitalization rates (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity, including current offers. The valuation technique and related inputs vary with the specific facts and circumstances of each project.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Indebtedness
At December 31, 2012, the estimated fair value of fixed rate debt was approximately $1.73 billion (carrying value of $1.63 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $201.1 million. The Company has determined that the fair value of its fixed and variable rate debt is classified as Level 2 of the fair value hierarchy.
Notes receivable
The estimated fair value of the Company’s notes receivable at December 31, 2012 and December 31, 2011 was consistent with the carrying values of approximately $42.4 million and $43.8 million, respectively, based on market rates and similar financing arrangements after giving consideration to the credit standing of the borrowers. The Company has determined that the fair value of its notes receivable is classified as Level 3 of the fair value hierarchy.
The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at December 31, 2012. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented above are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.
Accounting Pronouncements Not Yet Adopted — In February 2013, the FASB issued ASU 2013-02, and update to ASC 220, Comprehensive Income. ASU 2013-02 was issued to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles “GAAP” to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  ASU 2013-02 will become effective for the fiscal years beginning after December 15, 2012. The Company does not foresee the adoption of ASU 2013-02 to have a material impact on the Company's consolidated financial statements.

Note 3 — Real Estate Activity
Acquisition Activity
During 2012, 2011 and 2010, the Company acquired the following multifamily apartment communities:

			Effective
Acquisitions	Location	Units	Acquisition Date	Purchase Price
				(in millions)
Colonial Reserve at Las Colinas	Dallas, TX	306	November 20, 2012	$42.8
Colonial Grand at Canyon Ranch	Austin, TX	272	November 13, 2012	24.5
Colonial Grand at Research Park (1)	Raleigh, NC	370	October 1, 2012	38.0
Colonial Grand at Fairview	Dallas, TX	256	May 30, 2012	29.8
Colonial Grand at Brier Falls	Raleigh, NC	350	January 10, 2012	45.0
Colonial Grand at Hebron	Dallas, TX	312	November 8, 2011	34.1
Colonial Grand at Commerce Park	Charleston, SC	312	September 20, 2011	30.9
Colonial Reserve at Medical District	Dallas, TX	278	September 1, 2011	33.0
Colonial Village at Beaver Creek	Raleigh, NC	316	August 2, 2011	26.4
Colonial Grand at Traditions (2)	Gulf Shores, AL	324	June 17, 2011	17.6
Colonial Grand at Palm Vista	Las Vegas, NV	341	March 14, 2011	40.9
Colonial Grand at Cornelius	Charlotte, NC	236	February 28, 2011	23.6
Colonial Grand at Wells Branch	Austin, TX	336	February 24, 2011	28.4
Colonial Grand at Brier Creek	Raleigh, NC	364	October 22, 2010	37.9
Colonial Grand at Riverchase Trails (3)	Birmingham, AL	345	June 30, 2010	24.6
Total		4,718		$477.5
________________________

(1)	Prior to the acquisition, the Company owned a 20% noncontrolling interest in the joint venture that owned the property. See Note 13 - "Investment in Partially-Owned Entities".

(2)
The Company acquired the property through foreclosure on August 1, 2011. For additional information regarding the status of ongoing litigation between the Company and its joint venture partner involving this property, see Note 20 - "Legal Proceedings".

(3)	The Company acquired ownership in this asset through a joint venture transaction. See Note 13 - "Investment in Partially-Owned Entities" for additional details regarding this transaction.

The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since each date of acquisition or, in the case of Colonial Grand at Traditions, since the date of consolidation. These transactions were funded by proceeds received from shares issued under the Trust's "at-the-market" continuous equity offering programs, proceeds received from asset dispositions, as discussed below, and borrowings on the Company's unsecured credit facility. The cash paid to acquire these properties is included in the Consolidated Statements of Cash Flows of the Trust and CRLP. For properties acquired, assets were recorded at fair value based on an independent third party appraisal or internal models using assumptions consistent with those made by other market participants. The property acquisitions during 2012, 2011 and 2010 are comprised of the following:

($ in thousands)	2012	2011	2010
Assets purchased:
Land, buildings and equipment	$177,505	$230,823	$61,285
In-place lease intangibles	2,610	3,954	1,059
Total assets purchased	180,115	234,777	62,344
Notes and mortgages assumed	—	—	(19,300)	(1)
Total consideration	$180,115	$234,777	$43,044
________________________

(1)	See Note 13 - "Investment in Partially-Owned Entities" regarding additional details for this transaction.
The following unaudited pro forma financial information for the years ended December 31, 2012, 2011 and 2010, gives effect to the above operating property acquisitions, including the consolidation of Colonial Grand at Traditions, as if they had occurred at the beginning of the periods presented. The information for the year in which a property was acquired/consolidated includes pro forma results for the portion of the period prior to the acquisition/consolidation date and actual results from the date of acquisition/consolidation through the end of the year. The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Years Ended December 31,
($ in thousands, except per share data)	2012	2011	2010
Total revenue	$403,768	$382,417	$353,175
Net income (loss) available to common shareholders	$6,935	$1,105	$(49,379)
Net income (loss) per common share — dilutive	$0.07	$0.01	$(0.69)
Disposition Activity - Continuing Operations
In July 2012, the Company sold 53,000 square feet at Colonial Promenade Tannehill, a 234,000 square-foot (excluding anchor-owned square footage) commercial asset located in Birmingham, Alabama, for a sales price of $5.6 million.
During 2012, 2011 and 2010, the Company sold various consolidated parcels of land for an aggregate sales price of $4.3 million, $6.0 million, and $17.2 million, respectively, which were used to repay a portion of the borrowings under the Company's unsecured credit facility and for general corporate purposes.
During 2012, 2011 and 2010 the Company also sold its interest in various multifamily and commercial joint ventures. See Note 13 - "Investment in Partially-Owned Entities" for additional details regarding these transactions.
Disposition Activity - Discontinued Operations
Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as “Discontinued Operations” for the years ended December 31, 2012, 2011 and 2010. Following is a listing of the properties the Company disposed of in 2012, 2011 and 2010, which are classified as discontinued operations:

		Units/	Effective
Dispositions	Location	Sq. Feet (1)	Disposal Date	Sales Price
				(in millions)
Multifamily Properties
Autumn Hill	Charlottesville, VA	425	December 20, 2012	$32.0
Colonial Village at Canyon Hills	Austin, TX	229	December 20, 2012	16.9
Colonial Village at Highland Hills	Raleigh, NC	250	December 20, 2012	17.8
Heatherwood	Charlotte, NC	476	December 20, 2012	28.8
Brookfield	Dallas/Ft. Worth, TX	232	September 27, 2011	9.5
Colonial Grand at McGinnis Ferry	Atlanta, GA	434	September 27, 2011	39.0
Colonial Grand at Sugarloaf	Atlanta, GA	250	September 27, 2011	22.5
Colonial Village at Meadow Creek	Charlotte, NC	250	September 27, 2011	13.6
Paces Cove	Dallas/Ft. Worth, TX	328	September 27, 2011	12.5
Summer Tree	Dallas/Ft. Worth, TX	232	September 27, 2011	8.7

Commercial Properties
Colonial Promenade Alabaster	Birmingham, AL	219,000	October 24, 2012	37.4
Colonial Center Town Park 400	Orlando, FL	176,000	November 10, 2011	23.9
Brookwood Village Center	Birmingham, AL	88,000	September 23, 2011	8.0

Total				$270.6
________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.
The proceeds from the sales of these assets were used to fund the acquisitions of multifamily apartment communities discussed above, as well as to repay a portion of the borrowings under the Company's unsecured credit facility. In some cases, the Company uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Of the proceeds received from the sale of assets described above, $28.9 million remains in temporary restricted cash accounts pending the fulfillment of Section 1031 exchange requirements.

Below is a summary of the operations of the properties classified as discontinued operations during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
($ in thousands)	2012	2011	2010
Property revenues:
Minimum rent	$23,614	$32,915	$35,495
Tenant recoveries	1,749	1,608	1,605
Other revenue	3,288	5,650	5,826
Total revenues	28,651	40,173	42,926

Property expenses:
Property operating and administrative expense	11,140	17,051	19,733
Depreciation	5,930	14,314	15,898
Amortization	335	1,112	2,124
Total operating expenses	17,405	32,477	37,755

Interest income (expense), net	12	(1,111)	(1,445)
Debt cost amortization	—	(20)	(27)
Income from discontinued operations before net gain (loss) on disposition of discontinued operations	11,258	6,565	3,699
Net gain (loss) on disposition of discontinued operations, net of income taxes	22,729	23,733	(395)
Noncontrolling interest in CRLP from discontinued operations	(2,555)	(2,387)	(314)
Noncontrolling interest to limited partners	—	—	(4)
Income from discontinued operations attributable to parent company	$31,432	$27,911	$2,986
Held for Sale
The Company classifies real estate assets as held for sale only after the Company has received approval by the Board of Trustees' investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months.
As of December 31, 2012, the Company had classified one multifamily apartment community, two commercial assets, two for-sale developments and three outparcels/pads as held for sale. These real estate assets are reflected in the accompanying Consolidated Balance Sheets of the Trust and CRLP at $93.5 million as of December 31, 2012, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these properties as of December 31, 2012.
As of December 31, 2011, the Company had two for-sale developments classified as held for sale. These real estate assets are reflected in the accompanying Consolidated Balance Sheets of the Trust and CRLP at $10.5 million at December 31, 2011, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these properties as of December 31, 2011. As of December 31, 2011, there were no operating properties classified as held for sale.
For-Sale Activities
The total number of units sold for condominium conversion properties, for-sale residential units and lots for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
For-sale residential units	8	11	28
Residential lots	1	—	—
During 2012, 2011 and 2010, the Company received total proceeds of $4.9 million, $5.1 million and $9.3 million, respectively, related to the sale of for-sale residential units and lots. These dispositions eliminate the operating expenses and costs to carry the associated units/lots. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the Company’s unsecured credit facility. The Company recognized immaterial gains/losses on for sale residential sales in 2012, 2011 and 2010.

As of December 31, 2012, the Company had five for-sale residential units and 39 single-family lots remaining. These units/lots, valued at $5.9 million in the aggregate, are reflected in “Real estate assets held for sale, net” on the Consolidated Balance Sheets of the Trust and CRLP at December 31, 2012. As of December 31, 2011, the Company had $10.1 million of completed for-sale residential projects classified as held for sale.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Impairment, Legal Contingencies and Other Losses
During 2012, the Company recorded impairment charges, legal contingencies and other losses totaling $26.0 million. Included in the $26.0 million is a $12.7 million charge related to certain ongoing litigation regarding Colonial Grand at Traditions (see Note 20 - "Legal Proceedings") and $8.2 million of charges (a $4.9 million increase in loss contingency accrual and a $3.3 million non-cash impairment charge on for-sale residential lots) related to a proposed settlement with respect to the UCO litigation (see Note 20 - "Legal Proceedings"). In addition, the Company recorded a $3.3 million non-cash impairment charge on one of its commercial assets, a $0.9 million charge related to warranty claims on for-sale residential units previously sold, a $0.4 million non-cash impairment charge related to a joint venture investment consisting of undeveloped land and a $0.5 million casualty loss due to property damage caused by a fire at one of the Company's multifamily apartment communities.
During 2011, the Company recorded impairment charges, legal contingencies and other losses totaling $5.7 million. The $5.7 million was comprised of $4.8 million in loss contingencies related to certain on-going litigation (see Note 20 - "Legal Proceedings"), $0.7 million of casualty losses and $0.2 million of other non-cash impairment charges. The $0.7 million of casualty losses were due to fire and weather-related structural damage at eight of the Company's multifamily apartment communities. Of the other non-cash impairment charges, $0.1 million was related to sales of various for-sale residential units and $0.1 million was related to the sale of land outparcels. These charges are included in “Impairment, legal contingencies and other losses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the years ended December 31, 2011.
During 2010, the Company recorded non-cash impairment charges totaling $1.3 million. Of the $1.3 million, $1.0 million relates to casualty losses resulting from fire and weather-related structural damage at four of the Company's multifamily apartment communities and the remaining $0.3 million relates to sales of various for-sale residential units. These charges are included in “Impairment, legal contingencies and other losses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the years ended December 31, 2010.
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

Note 4 — Land, Buildings and Equipment
Land, buildings and equipment consisted of the following at December 31, 2012 and 2011:

($ in thousands)	2012	2011
Land	$437,094	$417,463
Depreciable property:
Buildings and improvements	2,855,123	2,849,427
Furniture, fixtures and equipment	197,107	178,565
Undeveloped land and construction in progress	296,153	306,826
	3,785,477	3,752,281
Accumulated depreciation	(804,964)	(731,894)
	2,980,513	3,020,387
Real estate assets held for sale, net	93,450	10,543
Net real estate assets	$3,073,963	$3,030,930

Note 5 — Undeveloped Land and Construction in Progress
During 2012, the Company completed the development of Colonial Grand at Hampton Preserve and Colonial Grand at Lake Mary (Phase I), adding 718 apartment units to the Company's multifamily portfolio. Additionally, the Company completed the infrastructure of Colonial Promenade Huntsville, a commercial development located in Huntsville, Alabama. Project development costs for these completed developments (as outlined in the table below) were funded primarily through borrowings on the Company's unsecured credit facility and sales of certain commercial properties. At December 31, 2012, the Company had six active development projects, as outlined in the table below. In addition, the Company owns approximately $207.4 million of undeveloped land parcels that are held for future developments. Of the future developments listed below, the Company expects to initiate development of at least four multifamily apartment communities during 2013. Although the Company believes that it is probable that it will develop certain of the other projects in the future as market conditions dictate, there can be no assurance that the Company will pursue any of these particular future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Completed Developments:
Multifamily:
Colonial Grand at Hampton Preserve	Tampa, FL	486	$52,244
Colonial Grand at Lake Mary (Phase I)	Orlando, FL	232	25,702
		718	77,946
Commercial:
Colonial Promenade Huntsville (Phase I) (2)	Huntsville, AL	—	$4,116

Total Completed Developments			$82,062

Active Developments:
Multifamily:
Colonial Grand at Ayrsley (Phase II)	Charlotte, NC	81	$3,454
Colonial Grand at Double Creek	Austin, TX	296	27,297
Colonial Grand at Lake Mary (Phase II)	Orlando, FL	108	11,382
Colonial Grand at Randal Lakes	Orlando, FL	462	19,579
Colonial Reserve at South End	Charlotte, NC	353	26,133
		1,300	$87,845
Commercial:
Brookwood West Retail	Birmingham, AL	41,300	$914

Total Active Developments			$88,759

Future Developments:
Multifamily:
Colonial Grand at Bellevue (Phase II)	Nashville, TN	220	$3,701
Colonial Grand at Lake Mary (Phase III)	Orlando, FL	132	1,851
Colonial Grand at Randal Park	Orlando, FL	314	6,232
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,042
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Azure	Las Vegas, NV	438	10,575
		1,543	$37,641
Commercial:
Colonial Promenade Huntsville (Phase II)	Huntsville, AL	—	$5,215
Colonial Promenade Nord du Lac (3)	Covington, LA	236,000	25,634
Randal Park	Orlando, FL	—	10,996
		236,000	$41,845
Other Undeveloped Land:
Multifamily			$1,496
Commercial			42,095
Commercial Outparcels/Pads			17,629
For-Sale Residential Land (4)			66,688
			$127,908
Total Future Developments			$207,394
Consolidated Undeveloped Land and Construction in Progress			$296,153
________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Development costs for this project are net of reimbursements received from the shadow-anchor.

(3)
The Company intends to develop this project in phases over time. Costs capitalized to date for this development are presented net of an aggregate $18.1 million of non-cash impairment charges recorded during 2009 and 2008.

(4)	These costs are presented net of $27.9 million of non-cash impairment charges recorded on two of the projects in 2012, 2009, 2008 and 2007. Of these charges $3.3 million were recorded during 2012.

Interest capitalized on construction in progress during 2012, 2011 and 2010 was $1.2 million, $0.4 million and $1.2 million, respectively.

Note 6 — Net Loss Per Share of the Trust
For the years ended 2012, 2011 and 2010, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common share of the Trust is as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Numerator:
Net income (loss) attributable to parent company	$8,160	$2,247	$(40,537)
Adjusted by:
Preferred stock dividends	—	—	(5,649)
Income from discontinued operations	(31,432)	(27,911)	(2,986)
Income allocated to participating securities	(529)	(402)	(373)
Preferred unit repurchase gains	—	2,500	3,000
Preferred share/unit issuance costs write-off	—	(1,319)	(4,868)
Loss from continuing operations available to common shareholders	$(23,801)	$(24,885)	$(51,413)
Denominator:
Denominator for basic net loss per share — weighted average common shares	87,251	84,142	71,919
Effect of dilutive securities	—	—	—
Denominator for diluted net loss per share — adjusted weighted average common shares	87,251	84,142	71,919
For the years ended December 31, 2012, 2011 and 2010, the Trust reported a net loss from continuing operations (after preferred dividends), and as such, dilutive share equivalents have been excluded from per share computations because including such shares would be anti-dilutive. For the years ended December 31, 2012, 2011 and 2011, 285,064, 225,163 and 55,802 dilutive share equivalents, respectively, were excluded from the computation of diluted net loss per share. For the years ended December 31, 2012, 2011 and 2010, 696,749, 994,118 and 1,001,237 outstanding share options, respectively, were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 7 — Net Loss Per Unit of CRLP
For the years ended 2012, 2011 and 2010, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common unit of CRLP is as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Numerator:
Loss from continuing operations	$(29,267)	$(24,119)	$(41,847)
Adjusted by:
Income allocated to participating securities	(529)	(402)	(373)
Noncontrolling interest of limited partners - continuing operations	(43)	(53)	103
Distributions to limited partner preferred unitholders	—	(3,586)	(7,161)
Distributions to general partner preferred unitholders	—	—	(5,649)
Preferred unit repurchase gains	—	2,500	3,000
Preferred unit issuance costs	—	(1,319)	(4,868)
Loss from continuing operations available to common unitholders	$(29,839)	$(26,979)	$(56,795)
Denominator:
Denominator for basic net loss per unit — weighted average common units	94,410	91,389	79,536
Effect of dilutive securities	—	—	—
Denominator for diluted net loss per unit — adjusted weighted average common units	94,410	91,389	79,536

For the years ended December 31, 2012, 2011 and 2010, CRLP reported a net loss from continuing operations (after preferred dividends), and as such, dilutive unit equivalents have been excluded from per unit computations because including such units would be anti-dilutive. For the years ended December 31, 2012, 2011 and 2010, 285,064, 225,163 and 55,802 dilutive unit equivalents, respectively, were excluded from the computation of diluted net loss per unit. For the years ended December 31, 2012, 2011 and 2010, 696,749, 994,118 and 1,001,237 outstanding unit options, respectively, were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

Note 8 — Equity of the Trust

Ownership of the Trust is maintained through common shares of beneficial interest (the "common shares"), preferred shares of beneficial interest (the "preferred shares") and noncontrolling interest in CRLP (the "units"). Common shareholders represent public equity owners and common unitholders represent noncontrolling interest owners. Each unit may be redeemed for either one common share or, at the option of the Trust, cash equal to the fair market value of a common share at the time of redemption. When a common unitholder redeems a unit for a common share or cash, noncontrolling interest is reduced. In addition, the Company has acquired properties since its formation by issuing distribution paying and non-distribution paying units. The non-distribution paying units convert to distribution paying units at various dates subsequent to their original issuance. At December 31, 2012 and 2011, 7,152,752 and 7,169,388 units of CRLP were outstanding, respectively, excluding units held by the Trust, all of which were distribution paying units.

The following table presents the changes in the issued common shares of beneficial interest of the Trust since December 31, 2011 (but excluding 7,152,752 and 7,169,388 units of CRLP at December 31, 2012 and December 31, 2011, respectively, each of which is redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Trust, one common share):

Issued at December 31, 2011 (1)	93,096,722
Common shares issued through dividend reinvestments	341,131
Restricted shares issued (cancelled), net	273,628
Redemption of CRLP units for common shares	16,636
Issuances under other employee and nonemployee share plans	107,677
Issued at December 31, 2012 (1)	93,835,794
___________________

(1)	Includes 5,623,150 treasury shares.
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
Repurchases/Redemption of Series D Preferred Depositary Shares
In April 2003, the Trust issued 5,000,000 depositary shares (the "Series D Preferred Depositary Shares"), each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. During 2010, the Trust redeemed all of the remaining outstanding 4,004,735 Series D Preferred Depositary Shares, plus any accrued and unpaid dividends, in open market (or privately negotiated) transactions for an aggregate redemption price per share of $25.2257, or $100.1 million in the aggregate. As a result of this redemption, the Company recorded a charge of approximately $3.6 million related to the original preferred share issuance costs.

Partially-Owned Properties

The Company reflects noncontrolling interests in partially-owned properties on the balance sheet as a component of equity for the portion of properties consolidated by the Company that are not wholly-owned by the Company. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as "Noncontrolling interest of limited partners" in the Consolidated Statements of Operations and Comprehensive Income (Loss). Allocation of income or loss for these properties vary depending on the underlying operating agreements of the joint venture.

Note 9 — Capital Structure of CRLP
Issuances of Common Units
Pursuant to the CRLP partnership agreement, each time the Trust issues common shares, CRLP issues to the Trust an equal number of units for the same price at which the common shares were sold. As described in Note 8 - "Equity of the Trust", during the year ended December 31, 2011, the Trust issued 8,416,846 common shares, generating proceeds of approximately $163.7 million, net of underwriting discounts, at an average price of $19.80 per share, under its continuous "at-the-market" equity offering programs. During the year ended December 31, 2010, the Trust issued 10,393,874 common shares, generating proceeds of approximately $156.2 million, net of underwriting discounts, at an average price of $15.24 per share, under its continuous "at-the-market" equity offering programs. Accordingly, CRLP issued 8,416,846 common units, at a weighted average issue price of $19.80 per unit, to the Trust during 2011 and 10,393,874 common units, at a weighted average issue price of $15.24 per unit, to the Trust during 2010.
Repurchase of Series B Preferred Units
In February 1999, CRLP issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"), valued at $100.0 million in a private placement, net of offering costs of $2.6 million. On February 18, 2004, CRLP modified the terms of the Series B Preferred Units. Under the modified terms, the Series B Preferred Units bore a distribution rate of 7.25% and were redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Series B Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009. The Series B Preferred Units were exchangeable for 7.25% Series B Preferred Shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.
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

Repurchases/Redemption of Series D Preferred Units
During 2010, in connection with the Trust's redemption of all of the outstanding 4,004,735 Series D Preferred Shares, CRLP repurchased from the Trust all of the corresponding Series D Preferred Units of CRLP for the same price at which the Trust redeemed the Series D Preferred Shares, $25.2257 per Series D Preferred Depositary Unit, or $100.1 million in the aggregate.

Note 10 — Redeemable Noncontrolling Interests of the Trust
Redeemable noncontrolling interests – Common units, as presented on the Trust's consolidated balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At December 31, 2012 and December 31, 2011, the value of these redeemable noncontrolling interests was $162.1 million and $159.6 million, respectively, based on the closing price of the Trust's common shares of $21.37 and $20.86, respectively, on those dates.
Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the years ended December 31, 2012 and 2011, holders redeemed 16,636 and 130,142 units, respectively, in exchange for an equal number of the Trust's common shares.

Note 11 — Redeemable Partnership Units of CRLP
Redeemable units, as presented on CRLP's consolidated balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At December 31, 2012 and December 31, 2011 , the value of the redeemable units was $162.1 million and $159.6 million, respectively, based on the closing price of the Trust's common shares of $21.37 and $20.86, respectively, on those dates.
Holders of common units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Trust's common shares, if and when the Board of Trustees of the Trust declares such a dividend. Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the years ended December 31, 2012 and 2011, holders redeemed 16,636 and 130,142 units, respectively, in exchange for an equal number of the Trust's common shares.
Operating Partnership
Net income is allocated to noncontrolling interests based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of operating partnership units held by the noncontrolling interests by the total operating partnership units held by the noncontrolling interests and the Trust. Issuance of additional Common Shares changes the ownership interests of both the noncontrolling interests and the Trust.

Note 12 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.
Multifamily management is responsible for all aspects of the Company’s multifamily property operations, including the management and leasing services for 114 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which the Company does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company’s commercial property operations, including the management and leasing services for 11 commercial properties, as well as third-party management services for a commercial property in which the Company does not have an ownership interest and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income/loss from continuing operations and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues (including minimum rent and other property-related revenue) less total property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising) and includes revenues/expenses from unconsolidated partnerships and joint ventures.

Presented below is segment information for the multifamily and commercial segments including the reconciliation of total segment revenues to total revenues and total segment NOI to income/loss from continuing operations before noncontrolling interest for the years ended December 31, 2012 and 2011. For purposes of the following table, "Multifamily - Same-Property" includes all consolidated multifamily properties continuously owned since January 1, 2011. Same-property communities may be adjusted during the year to account for disposition activity.

	Years Ended December 31,
($ in thousands)	2012	2011
Revenues:
Segment revenues:
Multifamily - Same Property (1)	$310,859	$294,800
Multifamily - Other (2)	56,771	41,247
Total multifamily	367,630	336,047
Commercial	62,084	77,850
Total segment revenues	429,714	413,897
Partially-owned unconsolidated entities — Multifamily	(1,731)	(2,336)
Partially-owned unconsolidated entities — Commercial	(11,500)	(26,046)
Other non-property related revenue	5,712	8,047
Discontinued operations property revenue	(28,651)	(40,173)
Total consolidated revenues	$393,544	$353,389

NOI:
Segment NOI:
Multifamily - Same Property (1)	$188,869	$175,553
Multifamily - Other (2)	31,067	20,491
Total multifamily	219,936	196,044
Commercial	41,601	52,774
Total segment NOI	261,537	248,818
Partially-owned unconsolidated entities — Multifamily	(924)	(1,183)
Partially-owned unconsolidated entities — Commercial	(7,340)	(17,318)
Other non-property related revenue	5,712	8,047
Discontinued operations property NOI	(17,511)	(23,122)
Property management expense	(12,858)	(9,185)
General and administrative expense	(22,615)	(20,439)
Management fees and other expenses	(6,298)	(8,067)
Restructuring charges	(1,848)	(153)
Investment and development expenses (3)	(1,285)	(1,781)
Depreciation	(120,993)	(113,475)
Amortization	(6,122)	(7,446)
Impairment, legal contingencies and other losses (4)	(26,013)	(5,736)
Income from operations	43,442	48,960
Total other income (expense), net (5)	(68,564)	(73,079)
Loss from continuing operations	$(25,122)	$(24,119)
________________________
Footnotes on following page

(1)	Consists of the 95 consolidated multifamily communities, containing 28,943 apartment units, continuously owned since January 1, 2011.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(4)	See Note 3 - "Real Estate Activity - Impairment, Legal Contingencies and Other Losses" for a description of the charges.

(5)
For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 - "Real Estate Activity - For-Sale Activities".

Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income/loss from continuing operations before noncontrolling interest for the years ended December 31, 2011 and 2010. For the purposes of the following table, "Multifamily - Same-Property" includes all consolidated multifamily properties continuously owned during the periods presented since January 1, 2010. Same-property communities may be adjusted during the year to account for disposition activity.

	Years Ended December 31,
($ in thousands)	2011	2010
Revenues:
Segment revenues:
Multifamily - Same Property (1)	$295,620	$283,115
Multifamily - Other (2)	40,427	26,279
Total multifamily	336,047	309,394
Commercial	77,850	80,015
Total segment revenues	413,897	389,409
Partially-owned unconsolidated entities — Multifamily	(2,336)	(3,106)
Partially-owned unconsolidated entities — Commercial	(26,046)	(30,987)
Other non-property related revenue	8,047	11,693
Discontinued operations property revenue	(40,173)	(42,926)
Total consolidated revenues	$353,389	$324,083

NOI:
Segment NOI:
Multifamily - Same Property (1)	$174,890	$163,058
Multifamily - Other (2)	21,154	11,134
Total multifamily	196,044	174,192
Commercial	52,774	54,006
Total segment NOI	248,818	228,198
Partially-owned unconsolidated entities — Multifamily	(1,183)	(1,468)
Partially-owned unconsolidated entities — Commercial	(17,318)	(20,839)
Other non-property related revenue	8,047	11,693
Discontinued operations property NOI	(23,122)	(23,193)
Property management expense	(9,185)	(8,584)
General and administrative expense	(20,439)	(18,563)
Management fees and other expenses	(8,067)	(9,504)
Restructuring charges	(153)	(361)
Investment and development expenses (3)	(1,781)	(422)
Depreciation	(113,475)	(106,205)
Amortization	(7,446)	(6,807)
Impairment, legal contingencies and other losses (4)	(5,736)	(1,308)
Income from operations	48,960	42,637
Total other income (expense), net (5)	(73,079)	(84,484)
Loss from continuing operations	$(24,119)	$(41,847)
________________________

(1)	Consists of the 96 consolidated multifamily communities, containing 29,233 apartment units, continuously owned during the periods presented since January 1, 2010.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(4)	See Note 3 - "Real Estate Activity - Impairment, Legal Contingencies and Other Losses" for a description of the charges.

(5)
For-sale residential activities, including net gain on sales and income tax expense (benefit), are included in the line item “Total other income (expense)”. See Note 3 - "Real Estate Activity - For-Sale Activities".

Additionally, the Company's total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of December 31, 2012 and 2011 are presented below.

	As of December 31,
($ in thousands)	2012	2011
Development and Capitalized Expenditures:
Multifamily	$103,444	$59,007
Commercial	18,857	10,756
Corporate	346	373
Total consolidated development and capitalized expenditures	$122,647	$70,136

Assets:
Segment assets:
Multifamily	$2,669,843	$2,584,769
Commercial	450,582	514,810
Total segment assets	3,120,425	3,099,579
Unallocated corporate assets (1)	165,783	159,026
Colonial Properties Trust	$3,286,208	$3,258,605
Corporate assets specific to Colonial Properties Trust	(48)	(177)
Colonial Realty Limited Partnership	$3,286,160	$3,258,428
________________________

(1)	Includes the Company's investment in partially-owned entities of $7.8 million and $12.3 million as of December 31, 2012 and December 31, 2011, respectively.

Note 13 — Investment in Partially-Owned Entities
The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary.
Consolidated Investments in Variable Interest Entities
Based on the Company's evaluation, as of December 31, 2012, the Company has one consolidated VIE — CMS/Colonial Canyon Creek — which the Company began consolidating in September 2009 as a result of a preferred equity contribution of $11.5 million made by the Company to the joint venture in connection with a construction loan refinancing. This joint venture is a variable interest entity and the Company's $11.5 million preferred equity contribution constituted a reconsideration event.
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

Investments in Unconsolidated Partially-Owned Entities
Investments in unconsolidated partially-owned entities at December 31, 2012 and 2011 consisted of the following:

	Percent	As of December 31,
($ in thousands)	Owned	2012	2011
Multifamily:
Belterra, Ft. Worth, TX	10%	$300	$365
Colonial Grand at Huntcliff, Atlanta, GA	20%	1,195	1,382
Colonial Grand at McKinney, Dallas, TX (1)	25%	1,715	1,721
Colonial Grand at Research Park, Raleigh, NC (2)	—%	—	660
Regents Park (Phase II), Atlanta, GA (1)	40%	2,460	3,341
Total Multifamily		$5,670	$7,469

Commercial:
600 Building Partnership, Birmingham, AL	33%	357	331
Bluerock, Huntsville, AL (3)	—%	—	(6,426)
Colonial Promenade Madison, Huntsville, AL (4)	—%	—	2,062
Colonial Promenade Smyrna, Smyrna, TN	50%	1,683	2,259
DRA/CLP JV (5)	—%	—	(25,152)
Highway 150, LLC, Birmingham, AL (6)	10%	50	43
Parkside Drive LLC II, Knoxville, TN (7)	—%	—	112
Total Commercial		$2,090	$(26,771)

Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50%	17	28
Total Other		$17	$28

Net investment in partially-owned entities (8)		$7,777	$(19,274)
________________________

(1)	These joint ventures consist of undeveloped land.

(2)	In October 2012, the Company acquired the property held by the joint venture (see below).

(3)
Effective December 31, 2012, the Company sold its 10% noncontrolling interest (see below). This equity interest is presented under “Liabilities” on the Company's Consolidated Balance Sheet as of December 31, 2011.

(4)	In February 2012, the Company sold its 25% noncontrolling joint venture interest (see below).

(5)	Effective June 30, 2012, the Company redeemed its 15% noncontrolling joint venture interest (see below).

(6)	In January 2013, the Company sold its 10% noncontrolling joint venture interest (see Note 22 - "Subsequent Events").

(7)	In December 2011, the Company sold its 50% noncontrolling interest in this joint venture (see below).

(8)
Net investment in partially-owned entities as of December 31, 2011 includes the Trust's $4.1 million contingent obligation related to the DRA/CLP JV. CRLP's net investment in partially owned entities was $(15.1) million as of December 31, 2011.

Effective December 31, 2012, the Company disposed of its 10% noncontrolling interest in the Bluerock office portfolio, which consisted of nine office assets comprising 1.7 million square feet located in Huntsville, Alabama. As a result of the transaction, the Company recognized a gain of approximately $7.4 million (presented in “Income from partially-owned unconsolidated entities” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss)), the majority of which had been deferred since the formation of the Bluerock entity in 2007. Pursuant to the transaction, the Company received $2.0 million in cash, of which $1.3 million was related to the management agreement buyout and $0.7 million was related to the purchase of the Company's equity interest in the portfolio. Also, as a result of the transaction, the Company no longer has responsibility for $10.7 million of associated mortgage debt and $7.9 million of other liabilities, which represents the Company's pro-rata share. The Company transitioned management and leasing responsibilities as of January 31, 2013. As a result of this transaction, the Company no longer has an equity interest in this portfolio.
In October 2012, the Company purchased Colonial Grand at Research Park, a 370-unit multifamily apartment community located in Raleigh, North Carolina, for $38.0 million, of which $21.3 million was used to repay existing property specific debt at closing. Prior to the acquisition, the Company owned a 20% noncontrolling interest in the joint venture that owned the property. In accordance with ASC 805, the Company remeasured its former noncontrolling interest to fair value and recognized a gain of $2.8 million on the transaction (presented in “Income from partially-owned unconsolidated entities” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss)). As a result of the transaction, the Company began presenting Colonial Grand at Research Park in the Company's consolidated financial statements beginning October 1, 2012. This acquisition was funded with proceeds from asset dispositions and borrowings on the Company's unsecured credit facility.

In September 2012, the Company recorded a $0.5 million non-cash impairment charge, which represents the Company's pro-rata share of the charge, related to a for-sale residential parcel of land held in a joint venture. This charge is presented in "Income from partially-owned unconsolidated entities" in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.
Effective June 30, 2012, the Company's remaining 15% noncontrolling interest in the 18-asset DRA/CLP joint venture was redeemed by the joint venture in exchange for $2.0 million, and the Company is no longer responsible for approximately $111.3 million of mortgage debt, which represented the Company's pro rata share of the joint venture's mortgage debt. The $2.0 million contingent consideration is payable to the Company following the occurrence of one or more capital events and after certain returns have been achieved with respect to additional capital expected to be invested in the joint venture by other members of the joint venture. However, the Company has assigned no value to this consideration. In addition, the Trust was released from a $4.1 million contingent liability, which represented the Trust's pro rata share of a guaranty obligation resulting from a debt guaranty provided by the joint venture. As a result of the transaction, during the second quarter of 2012, the Company recognized a gain of approximately $21.9 million (presented in “Income from partially-owned unconsolidated entities” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss)), the majority of which had been deferred since the formation of the DRA/CLP joint venture in 2007. The gain is net of a $3.2 million non-cash impairment charge, which represents the Company's pro-rata share of an impairment recorded by the joint venture for 2011, but omitted in the Company's annual financial statements for the year ended December 31, 2011. Along with the redemption of its interest in the DRA/CLP joint venture the Company has reduced its workforce in the commercial segment by a total of 27 employees through the elimination of certain positions. As a result, approximately $1.4 million in termination benefits and severance-related charges, are included in “Income from partially-owned unconsolidated entities” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012. Of the $1.4 million in charges, $0.7 million is unpaid and reflected in “Accrued expenses” on the Company's Consolidated Balance Sheets of the Trust and CRLP as of December 31, 2012. The Company transitioned the management of the properties and certain leasing responsibilities to a third party as of September 30, 2012. As a result of this transaction, the Company no longer has an interest in this joint venture.
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
In December 2011, the Company, Parkside Drive LLC I and Parkside Drive LLC II sold Colonial Pinnacle at Turkey Creek, a 659,000-square-foot retail center located in Knoxville, Tennessee, for total consideration of $131.7 million. The Company held a 50% noncontrolling interest in this asset and received cash proceeds of $25.6 million in connection with the sale, which is presented in "Distributions from partially-owned entities" on the Consolidated Statements of Cash Flows of the Trust and CRLP. These proceeds were used to repay a portion of the outstanding balance on the Company's unsecured credit facility and fund the acquisition of multifamily apartment communities (see Note 3 - "Real Estate Activity - Acquisition Activity"). The Company recognized an $18.8 million gain on this transaction.
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
In July 2011, the Company purchased the remaining 50% interest in Laneboro at Heathrow, LLC for $1.3 million. This site is currently under active construction and is scheduled to be completed in the first quarter of 2013 (see Note 5 - "Undeveloped Land and Construction in Progress"). The property under construction, Colonial Grand at Lake Mary (Phase II), is adjacent to the Colonial Grand at Lake Mary (Phase I) multifamily property that was placed into service in the fourth quarter 2012.

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
Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the respective dates of the Company’s acquisitions is as follows:

	As of December 31,
($ in thousands)	2012	2011 (1)
Balance Sheet
Assets
Land, building and equipment, net	$92,366	$1,044,266
Construction in progress	12,701	13,841
Other assets	10,347	78,564
Total assets	$115,414	$1,136,671
Liabilities and partners’ equity
Notes payable (2)	$83,738	$957,068
Other liabilities	2,238	106,068
Partners’ equity	29,438	73,535
Total liabilities and partners’ equity	$115,414	$1,136,671
________________________

(1)
"Land, building and equipment, net" has been revised from the amount previously reported to appropriately reflect an asset impairment of $34.5 million recorded by the DRA/CLP joint venture during 2011.

(2)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at December 31, 2012 and 2011 was $20.7 million and $147.8 million, respectively.

	Years Ended December 31,
($ in thousands)	2012	2011 (1)	2010
Statement of Operations
Revenues	$88,790	$162,474	$179,506
Operating expenses	(34,754)	(93,707)	(64,478)
Interest expense	(39,899)	(67,930)	(71,524)
Depreciation, amortization and other	(18,409)	(23,963)	(74,006)
Net loss (2)	$(4,272)	$(23,126)	$(30,502)
________________________

(1)	"Operating expenses" has been revised from amount previously reported to appropriately reflect an impairment charge of $34.5 million recorded by the DRA/CLP joint venture during 2011.

(2)
In addition to including the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities of $0.2 million, $12.3 million and $(3.7) million for the years ended December 31, 2012, 2011, and 2010, respectively, “Income from partially-owned unconsolidated entities”on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) includes gains(losses) on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Note 14 — Financing Activities

Notes and mortgages payable at December 31, 2012 and 2011 consist of the following:

	Years Ended December 31,
($ in thousands)	2012	2011
Unsecured credit facility	$188,631	$184,000
Unsecured term loans	400,000	250,000
Mortgages and other notes:
3.13% to 6.00%	526,634	529,243
6.01% to 6.88%	716,727	796,484
	$1,831,992	$1,759,727

Unsecured Revolving Credit Facility and Cash Management Line

On March 30, 2012, CRLP, with the Trust as guarantor, entered into a $500.0 million unsecured revolving credit facility (the “Credit Facility”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the lenders, and certain other financial institutions party thereto as agents and lenders. The Credit Facility replaced CRLP's prior $675.0 million credit facility, which matured on June 21, 2012. The Credit Facility has a maturity date of March 29, 2016, with a one-year extension option, which may be exercised as long as there is no existing default and upon payment of a 0.20% extension fee. The Credit Facility includes an accordion feature that allows the total commitments to be increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a lender under the Credit Facility.

The spread over LIBOR for syndicated borrowings under the Credit Facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of December 31, 2012, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc., or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

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
Both the Credit Facility and term loan agreements (described below) under "Senior Unsecured Term Loans" require that CRLP satisfy similar financial and operational covenants, including the following:

	As of
	December 31, 2012	Requirements:
Fixed Charge Ratio	2.2x	>1.5x
Debt to Total Asset Value Ratio	45%	<60.0%
Secured Debt to Total Asset Value Ratio	17%	<40.0%
Unencumbered Leverage Ratio	45%	<62.5%
Permitted Investments Ratio	11%	<30.0%
Tangible Net Worth ($ in billions)	$2.1	$1.0

At December 31, 2012, the Company was in compliance with these covenants.

In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo, which was amended and restated in April 2012. The amended and restated cash management line has a maturity date of March 29, 2016.

The Credit Facility and the cash management line, which primarily are used by the Company to finance property acquisitions and developments, had an outstanding balance at December 31, 2012 of $188.6 million, including $170.0 million outstanding on the Credit Facility and $18.6 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the cash management line was 1.61% and 1.35% as of December 31, 2012 and 2011, respectively.

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

Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan. As of December 31, 2012, the term loan had an outstanding balance of $150.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 15 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial rate of 2.71%, based on an initial margin of 1.60%. The term loan matures on May 11, 2017 and may be prepaid, in whole or in part, at any time, without premium or penalty. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility. In connection with this new term loan agreement, the Company amended the 2011 term loan agreement described below, as well as the Company's March 2012 credit agreement, to conform certain defined terms and the language in certain covenants among the three loans and to reflect the new May 2012 term loan.

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "Term Loan Agreement") with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, for a $250.0 million senior unsecured term loan. As of December 31, 2012, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 15 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. During 2012, CRLP's senior unsecured debt rating was upgraded to Baa3, therefore reducing the interest rate to 4.55%. The term loan matures on August 1, 2018 and may be prepaid, in whole or in part, at any time, subject to a prepayment premium of 2% for amounts prepaid on or prior to July 22, 2013 and 1% for amounts prepaid after July 22, 2013 but prior to July 23, 2014. There is no prepayment premium for amounts prepaid after July 22, 2014. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility.

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

Secured and Unsecured Indebtedness

At December 31, 2012, the Company had $1.1 billion in unsecured indebtedness including balances outstanding under its Credit Facility and certain other notes payable. The remainder of the Company's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of approximately $691.9 million at December 31, 2012.

The aggregate maturities of notes and mortgages payable, including the Company’s Credit Facility as of December 31, 2012, were as follows:

As of
($ in thousands)	December 31, 2012
2013	$99,504
2014	192,051
2015	223,664
2016 (1)	277,977
2017	150,000
Thereafter	888,796
$1,831,992
_______________________

(1)	Includes $188.6 million outstanding on the Company’s Credit Facility as of December 31, 2012, which matures in March 2016.
Collateralized Credit Facilities
In the second quarter of 2010, the Company closed on $73.2 million of secured financing originated by Berkadia Commercial Mortgage LLC for repurchase by Fannie Mae. The financing has a 10 year term, carries a fixed interest rate of 5.02% and is secured by three multifamily properties. The proceeds from this financing were used to repay a portion of the outstanding balance on the Company's Credit Facility.
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
Unsecured Senior Note Maturities
During August 2012, the Company's outstanding 6.875% senior note matured, which the Company satisfied with an aggregate payment of $82.8 million ($80.0 million of principal and $2.8 million of accrued interest) using borrowings under the Company's Credit Facility.
During April 2011, the Company's 4.80% senior note matured, which the Company satisfied with a gross payment of $58.3 million ($56.9 million of principal and $1.4 million of accrued interest) using proceeds from the the Company's "at-the-market" equity offering programs and borrowings under the Credit Facility.
In December 2010, the Company had a $10.0 million 8.08% medium-term note and a $10.0 million 8.05% medium-term note mature. Both notes were satisfied by a gross payment of $20.5 million ($20.0 million of principal and $0.5 million of accrued interest), using proceeds from the December 2010 "at-the-market" equity offering program and borrowings under the Credit Facility.
Unconsolidated Joint Venture Financing Activity
In May 2010, the Company acquired from the lender at par the outstanding construction loan originally obtained by the Colonial Promenade Smyrna joint venture, a joint venture in which the Company has a 50% ownership interest. This note, which had an original principal amount of $34.6 million and matured by its terms in December 2009, had not been repaid and had an outstanding balance of $28.3 million and an interest rate of one-month LIBOR plus 1.20% as of the date of purchase. The Company and its joint venture partner agreed to several extensions of the maturity date through December 2011. In January 2012, the note and the related loan documents were amended to extend the maturity date to December 2012, fix the interest rate at 5.25%, provide for two additional one-year extension options and reduce the joint venture partner's guarantee to $1.3 million. In December 2012, the joint venture opted to exercise its second one year option, extending the maturity date to December 2013 with a fixed interest rate of 5.38%. As of December 31, 2012, the note had an outstanding balance of $24.4 million.

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
On April 11, 2012, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $100.0 million, a fixed interest rate of 1.13%, and a maturity date of May 11, 2017. On April 27, 2012, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 1.06%, and a maturity date of May 11, 2017. In accordance with these agreements, the Company will pay the fixed rate and receive a variable rate based on one-month LIBOR. These interest rate swap agreements became effective on May 11, 2012 upon the execution of a term loan agreement (see Note 14 - "Financing Activities – Senior Unsecured Term Loans").
On June 3, 2011, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $200.0 million, a fixed interest rate of 2.58%, and a maturity date of August 1, 2018. On July 12, 2011, the Company entered into a forward starting interest rate swap agreement. This interest rate swap agreement has a notional amount of $50.0 million, a fixed interest rate of 2.47%, and a maturity date of August 1, 2018. In accordance with these agreements, the Company will pay the fixed rate and receive a variable rate based on one-month LIBOR. These interest rate swap agreements became effective on July 22, 2011 upon the execution of the Term Loan Agreement (see Note 14 - "Financing Activities — Senior Unsecured Term Loans").
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings as “Interest expense” as interest payments are made on the Company's variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a “Loss on hedging activities.” The Company reclassified no amounts to "Loss on hedging activities" for the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, the Company accelerated the reclassification of amounts in “Accumulated other comprehensive loss” to "Loss on hedging activities" related to interest payments on the hedged debt were deemed probable not to occur as a result of the repurchases of senior notes of CRLP. The accelerated amount was a loss of $0.3 million for the year ended December 31, 2010.
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next 12 months , the Company expects to reclassify $7.7 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".

As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$400,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets of the Trust and CRLP as of December 31, 2012 and 2011, respectively.

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
($ in thousands)	Sheet Location	12/31/2012	12/31/2011	Sheet Location	12/31/2012	12/31/2011

Interest Rate Swap	Other Assets	$—	$—	Other Liabilities	$(25,862)	$(16,619)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the years ended December 31, 2012, 2011 and 2010, respectively.

	Amount of Gain (Loss)				Amount of Gain (Loss) Reclassified
($ in thousands)	Recognized in OCI on				Reclassified
	Derivative				from OCI into Income
	(Effective Portion)				(Effective Portion)
Location of Gain (Loss)
Derivatives in				Reclassified from
ASC 815 Cash				Accumulated
Flow Hedging	Years Ended			OCI into Income	Years Ended
Relationships	12/31/2012	12/31/2011	12/31/2010	(Effective Portion)	12/31/2012	12/31/2011	12/31/2010

Interest Rate Swaps	$(15,985)	$(19,302)	$—	Interest Expense	$(7,222)	$(3,164)	$(437)
				Loss on Hedging Activities	—	—	(289)
					$(7,222)	$(3,164)	$(726)
Credit-Risk-Related Contingent Features
The Company has an agreement with its derivatives counterparty that contains a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2012 the fair value of the derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement was $27.3 million. As of December 31, 2012, the Company has not posted any collateral related to this agreement. If the Company had breached any of its provisions at December 31, 2012, it could have been required to settle its obligations under the agreement at its termination value of $27.3 million.

Note 16 — Share-Based Compensation
Incentive Share Plans
The Board of Trustees of the Trust approved the 2008 Omnibus Incentive Plan on March 7, 2008 and certain amendments thereto (the “Amendments”) on March 1, 2011 (as amended, the “Omnibus Plan”). The 2008 Plan and those Amendments requiring shareholder approval were approved by the Trust's shareholders on April 23, 2008 and April 27, 2011, respectively. The Third Amended and Restated Employee Share Option and Restricted Share Plan (the “Prior Plan”) expired by its terms in 2008. The Omnibus Plan provides the Trust with the opportunity to grant long-term incentive awards to employees and non-employee trustees, as well independent contractors, as appropriate. The Omnibus Plan authorizes the grant of seven types of share-based awards – share options, restricted shares, unrestricted shares, share units, share appreciation rights, performance shares and performance units. At December 31, 2012, 4,415,964 shares were available for issuance under the Omnibus Plan.

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

Compensation costs for share options have been valued on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31,
	2012	2011	2010
Dividend yield	3.11%	3.94%	8.41%
Expected volatility	65.37%	64.14%	83.83%
Risk-free interest rate	1.08%	2.23%	1.71%
Expected option term (years)	5.8	5.8	3.1

For this calculation, the expected dividend yield reflects the Trust's historical yield. Expected volatility was based on the historical volatility of the Trust's common shares. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S Treasury yield curve. The weighted average expected option term was based on the Trust's historical data for prior period share option exercises and forfeiture activity.
During the year ended December 31, 2012, the Trust granted share options to purchase 251,495 common shares to the Company’s employees and trustees. For the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation expense related to share options of $2.8 million ($0.2 million of compensation expense related to share options was accelerated due to the Company's restructuring), $1.8 million and $1.0 million, respectively. Upon the exercise of share options, the Trust issues common shares from authorized but unissued common shares. Total cash proceeds from exercise of stock options were $0.8 million, $0.7 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents a summary of share option activity under all plans for the year ended December 31, 2012:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	2,008,632	$19.76
Granted	251,495	20.98
Exercised	(52,317)	14.74
Forfeited	(297,369)	23.20
Options outstanding, end of period	1,910,441	$19.52
The weighted average grant date fair value of options granted in 2012, 2011 and 2010 was $9.52 per share, $8.13 per share and $4.19 per share, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $0.3 million, $0.3 million and $0.4 million, respectively.
As of December 31, 2012, the Trust had approximately 1.9 million share options outstanding with a weighted average exercise price of $19.52 and a weighted average remaining contractual life of 5.5 years. The intrinsic value for the share options outstanding as of December 31, 2012 was $7.5 million. The total number of exercisable options at December 31, 2012 was approximately 0.7 million. As of December 31, 2012, the weighted average exercise price of exercisable options was $25.75 and the weighted average remaining contractual life was 2.8 years for these exercisable options. The intrinsic value for the share options exercisable as of December 31, 2012 was $0.6 million. As of December 31, 2012, the total number of options expected to vest is approximately 1.1 million. The weighted average exercise price of options expected to vest is $15.50 and the weighted average remaining contractual life is 7.1 years. The options expected to vest have an aggregate intrinsic value at December 31, 2012 of $6.8 million. At December 31, 2012, there was $2.4 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted average period of 1.5 years.

The following table presents the change in nonvested restricted share awards:

			Weighted Average
		Year Ended	Grant Date
		December 31, 2012	Fair Value
Nonvested Restricted Shares,	December 31, 2011	634,170	$15.95
Granted		389,550	20.73
Vested		(299,260)	16.68
Cancelled/Forfeited		(25,778)	17.06
Nonvested Restricted Shares,	December 31, 2012	698,682	$18.26

The weighted average grant date fair value of restricted share awards issued during 2012, 2011 and 2010 was $20.73, $19.18 and $11.29, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation expense related to restricted share awards of $6.0 million ($0.7 million of compensation expense related to restricted share awards was accelerated and $0.1 million was reversed due to the Company's restructuring), $4.2 million and $3.6 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company separately capitalized $0.3 million, $0.5 million and $0.1 million, respectively, for restricted share awards granted in connection with certain real estate developments. The total fair value for restricted share awards that vested during 2012, 2011 and 2010 was $5.0 million, $8.1 million and $1.2 million, respectively. At December 31, 2012, the unrecognized compensation cost related to nonvested restricted share awards is $7.1 million, which is expected to be recognized over a weighted average period of 1.6 years.
Employee Share Purchase Plan
The Company maintains an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Company, through payroll deductions, to purchase common shares at market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Trust issued 3,568, 3,943 and 6,293 common shares pursuant to the Purchase Plan during 2012, 2011 and 2010, respectively.

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
Taxable REIT Subsidiary
The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the Company and engages in for-sale development activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated financial statements. During the years ended December 31, 2012, 2011 and 2010, CPSI recognized no income tax expense/

(benefit). Significant deferred tax assets and liabilities and a reconciliation of CPSI’s income tax expense to the statutory federal rate are reflected in the tables below.

The components of CPSI’s deferred income tax assets and liabilities were as follows:

	Years Ended
	December 31,
($ in thousands)	2012	2011
Deferred tax assets:
Real estate asset basis differences	$6,099	$270
Impairments	11,875	11,944
Deferred revenue	1,008	1,116
Deferred expenses	16,846	14,863
Net operating loss carryforward	15,979	14,298
Accrued liabilities	6,012	2,297
	57,819	44,788
Deferred tax liabilities:
Real estate asset basis differences	—	—

Net deferred tax assets, before valuation allowance	57,819	44,788
Valuation allowance	(57,819)	(44,788)
Net deferred tax assets, included in other assets	$—	$—
Reconciliations of the effective tax rates of CPSI to the federal statutory rate are detailed below.

	Years Ended December 31,
	2012	2011	2010
Federal tax rate	35.00%	35.00%	35.00%
Valuation reserve	(34.99)%	(34.99)%	(34.99)%
State income tax, net of federal income tax benefit	—	—	—
Other	(0.01)%	(0.01)%	(0.01)%
CPSI provision for income taxes	—%	—%	—%
For the years ended December 31, 2012, 2011 and 2010, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee and the margin-based tax in Texas.
Tax years 2005 through 2007 and tax years 2009 through 2011 are subject to examination by the federal taxing authorities. Generally, tax years 2009 through 2011 are subject to examination by state taxing authorities. There are no state tax examinations currently in process.
On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which expanded the net operating loss (“NOL”) carryback rules to allow businesses to carryback NOLs incurred in either 2008 or 2009 up to five years. As a result of the new legislation, CPSI was able to carry back tax losses that occurred in the year ended December 31, 2009 against income that was recognized in 2005 and 2006. The Company received no tax refunds during 2012. The Company received $0.7 million of tax refunds during the year ended December 31, 2011.

Note 18 — Leasing Operations

The Company’s business includes leasing and management of multifamily and commercial properties. For commercial properties owned by the Company, minimum rentals due in future periods under noncancelable operating leases extending beyond one year are as follows:

	As of
($ in thousands)	December 31, 2012
2013	$26,950
2014	26,211
2015	23,924
2016	21,983
2017	19,263
Thereafter	91,874
	$210,205	(1)
________________________
(1) Due to the sale of Metropolitan Midtown on February 1, 2013 (see Note 22 - "Subsequent Events"), all associated retail and office operating leases have been excluded.
The noncancelable leases are with tenants engaged in commercial operations in Alabama, Georgia, Louisiana and North Carolina. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2012 balance sheet. However, financial difficulties of tenants could impact their ability to make lease payments on a timely basis which could result in actual lease payments being less than amounts shown above. Leases with residents in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of the Company’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.
Rental income from continuing operations for 2012, 2011 and 2010 includes percentage rent of $0.3 million, $0.3 million and $0.5 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

Note 19 — Contingencies, Guarantees and Other Arrangements
Contingencies
As a result of transactions executed in 2007, the Company implemented a strategic initiative to become a multifamily focused REIT, which included two significant joint venture transactions whereby the majority of the Company's wholly-owned commercial properties were transferred into separate joint ventures. In December 2009, the Company disposed of its interest in one of these joint ventures. In connection with the other 2007 joint venture transaction, the DRA/CLP joint venture, the Trust assumed certain contingent liabilities, of which $4.1 million remained outstanding until the Company's remaining 15% noncontrolling interest was redeemed by the joint venture effective June 30, 2012, and in connection therewith the Company was released from this contingent liability. The liabilities were the direct obligation of the Trust and thus, prior to the redemption of its interest, were not reflected in the Consolidated Balance Sheet of CRLP as of December 31, 2011. See Note 13 - "Investment in Partially-Owned Entities" for more detail regarding this transaction.
During 2012, the Company recorded $4.2 million related to required infrastructure repairs on Colonial Promenade Alabaster II. During 2010, the Company recorded $1.3 million for certain contingent liabilities related to the mitigation of structural settlement at Colonial Promenade Alabaster II and additional infrastructure cost at Colonial Promenade Fultondale. Both of these retail assets were developed and sold by CPSI in previous years, and therefore are expensed as additional development costs in “(Loss) gain on sale of property” in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.
As of December 31, 2012, the Company is self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

Guarantees and Other Arrangements
In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company served as a guarantor of $1.0 million of the debt related to the joint venture, which was collateralized by the Colonial Promenade Hoover retail property. At December 31, 2012, the total amount of debt of the joint venture, which matured on January 11, 2013, was approximately $15.1 million. As of December 31, 2012, no liability was recorded for the guarantee. Subsequently, on January 14, 2013, the Company sold its 10% noncontrolling interest in this joint venture and paid off the debt associated with this guarantee. Therefore is no longer liable for this guarantee. See Note 22 - "Subsequent Events" for additional details regarding this transaction.
In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company previously guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds issued for the Colonial Promenade Tannehill development. As of December 31, 2011, the Company had satisfied the minimum debt service coverage ratio necessary to cancel the guarantee and, in February 2012, received confirmation of the cancellation from the bondholders.

Note 20 — Legal Proceedings
Colonial Grand at Traditions Litigation
As previously disclosed, in early 2007, CRLP and SM Traditions Associates, LLC ("SM") entered into a joint venture to develop the Colonial Grand at Traditions located in Gulf Shores, Alabama. CRLP and SM formed TA-Colonial Traditions LLC (the "Joint Venture"), in which CRLP owns a 35% interest and SM owns a 65% interest. In April 2007, the Joint Venture entered into a construction loan agreement for $34.1 million with Regions Bank ("Regions"). The Trust and SM each guaranteed up to $3.5 million of the principal amount of the loan, for an aggregate of up to $7.0 million. The construction loan, which had a balance of $35.5 million as of June 17, 2011 (including accrued interest), matured by its terms on April 15, 2010. In October 2010, Regions, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from the Joint Venture and demanding payment on the guarantees from each of the guarantors, including the Trust, together with outstanding interest and other charges on the loan.
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
Separately, in December 2010, SM and the Joint Venture (together, the "JV Parties") filed cross-claims in the Circuit Court of Baldwin County, Alabama against CRLP, the Trust, CPSI and Colonial Construction Services, LLC (collectively, the “Colonial Parties”), in connection with the development and management of the Colonial Grand at Traditions by the Colonial Parties. The JV Parties asserted several claims relating to the Colonial Parties' oversight and involvement in the development and construction of the property, including breach of management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duty. The JV Parties also asserted that the Colonial Parties conspired with Regions in connection with the activities alleged; however, in July 2012, the Court dismissed the conspiracy claims. The JV Parties have made a demand for an accounting of the costs of development and construction and claim damages of at least $13.0 million, plus an unspecified amount of attorney's fees.

On February 1, 2013, a Baldwin County, Alabama jury awarded SM $6.7 million in compensatory damages ($5.0 million for its original investment plus $1.7 million interest) and $6.0 million in punitive damages for a total of $12.7 million.  The jury returned a verdict in favor of SM with respect to the Colonial Parties' claims relating to the guaranty agreement it gave to Regions and in favor of the Joint Venture with respect to the Colonial Parties' claims relating to the construction loan purchased by the Company. The Company believes the verdicts should be vacated or a new trial ordered, and intends to pursue all available post-trial remedies.  However, the Company cannot give any assurance as to the outcome of these efforts. As a result of the jury verdict, the Company recorded an increase to its loss contingency reserve of $12.7 million in the fourth quarter of 2012.  The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

Mira Vista at James Island Litigation
As previously disclosed, the Trust and CRLP, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Mira Vista at James Island in Charleston, South Carolina. Mira Vista was acquired by certain of the Company's subsidiaries after the units were constructed and operated as a multifamily rental project. The condominium conversion occurred in 2006 and all 230 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County, in March 2010, against various parties involved in the development, construction and conversion of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking $41.0 million in damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.
UCO Litigation
The Company is involved in a contract dispute with a general contractor and three of its officers/managers in connection with construction cost overruns with respect to five for-sale projects which were being developed in a joint venture, CPSI-UCO, LLC. The President of the contractor is affiliated with the Company's joint venture partner.
In connection with the dispute, in January 2008, the contractor and three managers filed a lawsuit in the Circuit Court of Baldwin County against the Trust, CPSI, CPSI-UCO, LLC, CPSI-UCO Grander, LLC, CPSI-UCO Spanish Oaks, LLC; CPSI-UCO Cypress Village I, LLC; CPSI-UCO Cypress Village II, and CPSI Cypress Village III, LLC alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, seeking $10.3 million in damages, plus consequential and punitive damages. In December 2011, following a jury trial, the plaintiffs were awarded compensatory damages of approximately $4.8 million for their claims against all defendants and the defendants were awarded compensatory damages of approximately $0.5 million for their claims against the President of the contractor. The jury also found that the contractor breached its contract. In January 2012, the plaintiffs filed post-trial motions, including a request for an amendment to the judgment to add approximately $4.8 million for attorneys' fees, interest and costs. The defendants filed a motion for a new trial and opposed the award of attorney's fees to the plaintiffs. In the fourth quarter 2012, the Company recorded charges of $8.2 million related to a proposed settlement with respect to the UCO litigation. The charges are comprised of an increase in the loss contingency accrual of $4.9 million (in addition to the $3.3 million loss contingency accrual previously recorded with respect to this litigation matter in the fourth quarter 2011) and a $3.3 million non-cash impairment charge on certain for-sale residential lots in the Cypress Village development proposed to be included as part of the settlement. The loss contingency accrual and impairment are reflected in "Impairment, Legal Contingencies and Other Losses" on the Company's Consolidated Statement of Operations and Other Comprehensive Income (Loss). Settlement negotiations between the parties involving the settlement, including transfer of these tracts of land, are continuing. However, no assurance can be given that the such settlement discussions will be successful, that this matter will be resolved in the Company's favor or that additional charges will not be taken in future periods.
Grander Litigation
The Trust, CPSI, Marion Uter, UCO Partners, LLC, UCO Development, LLC, UCO Construction, LLC, UCO, LLC, CPSI-UCO Grander, LLC, and CPSI-UCO, LLC (collectively, the "Colonial Entities") were sued by five individual purchasers of condominium units in The Grander alleging breach of contract, fraud, construction deficiencies and misleading sales practices. In April 2011, an arbitrator awarded rescission rights in favor of the purchasers against CPSI-UCO Grander, LLC. The Company is pursuing post-arbitration appeals, but no prediction of the likelihood or the amount of any resulting loss or recovery can be made at this time, and no assurance can be given that the matter will be resolved favorably. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.
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
The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that the Company considers in this assessment, including with respect to the matters disclosed in this Note 20, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, the Company's experience in similar matters, the facts available to the Company at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding or claim. The Company's assessment of these factors may change over time as individual proceedings or claims progress. For matters where the Company is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where the Company believes a reasonable estimate of loss, or range of loss, can be made. In such instances, the Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.
As of December 31, 2012 and December 31, 2011, the Company's accrual for loss contingencies was $26.8 million and $8.8 million in the aggregate, respectively.

Note 21 — Related Party Transactions
The Company has implemented a specific procedure for reviewing and approving related party construction activities. The Company historically has used Brasfield & Gorrie, LLC, a commercial construction company controlled by Mr. M. Miller Gorrie (a trustee of the Company), to manage and oversee certain of its development, redevelopment and expansion projects. This construction company is headquartered in Alabama and has completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data and in-house development expertise, the Company negotiates the fees and contract prices of each development, redevelopment or expansion project with this company in compliance with the Company’s “Policy on Hiring Architects, Contractors, Engineers, and Consultants”, which policy was developed to allow the selection of certain preferred vendors that have demonstrated an ability to consistently deliver a quality product at a competitive price and in a timely manner. Additionally, this company outsources all significant subcontractor work through a competitive bid process. Upon approval by the Management Committee, the Management Committee (a non-board level committee composed of various members of management of the Company) presents each project to the independent members of the Investment Committee (or, prior to April 2011, the Executive Committee) for final approval.
The Company paid $8.0 million, $4.1 million and $13.7 million for property construction and tenant improvement costs to Brasfield & Gorrie, LLC during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the Company had $1.6 million, $2.4 million and $1.9 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2012, 2011 and 2010, respectively. Of these amounts, $6.9 million, $4.5 million and $13.1 million were then paid to unaffiliated subcontractors for the construction of these development projects during 2012, 2011 and 2010, respectively. Mr. Gorrie has a 2.35% economic interest in Brasfield & Gorrie, LLC. These transactions were unanimously approved by the independent members of the Investment Committee or the Executive Committee, as applicable, consistent with the procedure described above.
The Company also leases space to Brasfield & Gorrie, LLC, pursuant to a lease originally entered into in 2003. The original lease, which ran through October 31, 2008, was amended in 2007 to extend the term of the lease through October 31, 2013.The underlying property was contributed to a joint venture during 2007 in which the Company retained a 15% noncontrolling interest. Effective June 30, 2012, the Company sold its 15% noncontrolling interest in the underlying property. The aggregate amount of rent paid in 2012 through the date of disposition was approximately $0.4 million. During 2011 and 2010, the aggregate amount of rent paid was $0.7 million and $0.6 million, respectively.
Since 1993, Colonial Insurance Agency, a corporation wholly-owned by The Colonial Company (in which Thomas Lowder and James Lowder each has a 50% ownership interest), has provided insurance risk management, administration and brokerage services for the Company. As part of this service, the Company placed insurance coverage with unaffiliated insurance brokers and agents, including Willis of Alabama and Colonial Insurance Agency, through a competitive bidding process. The premiums paid to these unaffiliated insurance brokers and agents (as they deducted their commissions prior to paying the carriers) totaled $7.2 million, $5.9 million and $5.8 million for 2012, 2011 and 2010, respectively. The aggregate amounts paid by the Company to Colonial Insurance Agency, Inc., either directly or indirectly, for these services during the years ended December 31, 2012 and 2011 were $0.6 million. The aggregate amounts paid by the Company to Colonial Insurance Agency, Inc., either directly or indirectly during 2010 were $0.7 million. In addition, in 2010, the Company entered into an arrangement with an insurance carrier to advertise for its renter's insurance program at the Company's multifamily apartment communities. Pursuant to this arrangement, Colonial Insurance Agency, which serves as the insurance carrier's broker, paid the Company $0.3 million in 2012 and 2011, in advertising fees. In 2010 the Company was paid $0.2 million in advertising fees. Neither Mr. T. Lowder nor Mr. J. Lowder has an interest in these premiums.
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

Note 22 — Subsequent Events
Dispositions
On February 1, 2013, the Company sold Metropolitan Midtown, a commercial asset located in Charlotte, North Carolina, comprised of 170,000 square-feet of office space and 172,000 square-feet of retail space, for an aggregate sales price of $94.4 million. The Company intends to use the proceeds from the sale to fund the multifamily development pipeline and to repay a portion of the outstanding balance on the Company's unsecured credit facility.
On January 14, 2013, the Company sold its 10% noncontrolling interest in Colonial Promenade Hoover (Highway 150, LLC), a 172,000 square-foot (excluding anchor-owned square feet) retail asset located in Birmingham, Alabama. The Company received $0.5 million in cash and was released from its pro-rata share of the mortgage debt, which was $1.5 million. The remaining proceeds from the sale were used to repay a portion of the outstanding balance on the Company's unsecured credit facility.
Distributions

On January 23, 2013, a cash distribution was declared to shareholders of the Trust in the amount of $0.21 per common share and to partners of CRLP in the amount of $0.21 per common unit, totaling approximately $20.1 million. The $0.21 per common share and per common unit distribution represents a 16.7% increase ($0.03 per share/unit) when compared to the previous distribution. The distributions were declared to shareholders and partners of record as of February 4, 2013 and was paid on February 11, 2013.

Note 23 — Quarterly Financial Information for the Trust (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011. The information provided herein has been reclassified in accordance with ASC 205-20, Discontinued Operations, and adjusted to reflect ASC 260, Earnings per Share, for all periods presented.

2012
(in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$94,390	$97,029	$99,114	$103,011
(Loss) income from continuing operations	(7,572)	14,164	(9,426)	(20,438)
Income from discontinued operations	1,598	2,213	2,976	24,645
Net (loss) income available to common shareholders	$(5,974)	$16,377	$(6,450)	$4,207

Net (loss) income per share:
Basic	$(0.07)	$0.19	$(0.08)	$0.05
Diluted	$(0.07)	$0.19	$(0.08)	$0.05
Weighted average common shares outstanding:
Basic	87,012	87,201	87,325	87,454
Diluted	87,012	87,490	87,325	87,454

The increase in Revenues from quarter to quarter is attributable to the acquisition of five multifamily apartment communities during 2012 (one property in the first quarter, one property in the second quarter and three properties in the fourth quarter). In addition, the Company completed the development of two multifamily apartment communities during 2012.

In the second quarter 2012, the increase in (Loss) income from continuing operations is primarily attributable to the $21.9 million gain that the Company recognized when it redeemed its 15% noncontrolling interest in the DRA/CLP joint venture.

In the third quarter of 2012, the decrease in (Loss) income from continuing operations is primarily attributable to a $3.3 million non-cash impairment charge recorded on a commercial asset.

In the fourth quarter 2012, the decrease in (Loss) income from continuing operations is primarily attributable to $17.6 million in charges for loss contingencies related to certain ongoing litigation, $4.2 million related to required infrastructure repairs on Colonial Promenade Alabaster and $3.3 million of non-cash impairment charges recorded on certain for-sale residential lots. These charges were partially offset by the $7.4 million gain recognized on the disposition of the Company's 10% noncontrolling interest in the Bluerock office portfolio and the $2.8 million gain recognized on the Company's purchase of Colonial Grand at Research Park. The increase in Income from discontinued operations for the fourth quarter 2012 is attributable to gains recognized on the disposition of four multifamily apartment communities and one commercial asset.

2011
(in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$83,115	$87,142	$89,812	$93,320
(Loss) income from continuing operations	(13,267)	(8,095)	(11,119)	6,819
Income from discontinued operations	1,656	1,658	23,506	1,089
Net (loss) income attributable to parent company	(11,611)	(6,437)	12,387	7,908
Preferred unit repurchase gains	—	—	—	2,500
Preferred unit issuance costs write-off	—	—	—	(1,319)
Net (loss) income available to common shareholders	$(11,611)	$(6,437)	$12,387	$9,089

Net (loss) income per share:
Basic	$(0.15)	$(0.08)	$0.14	$0.10
Diluted	$(0.15)	$(0.08)	$0.14	$0.10
Weighted average common shares outstanding:
Basic	79,512	83,588	86,573	86,769
Diluted	79,512	83,588	86,573	87,010

The increase in Revenues from quarter to quarter is attributable to the acquisition of eight multifamily apartment communities during 2011 (three properties in the first quarter, one property in the second quarter, three properties in the third quarter and one property in the fourth quarter).

The increase in Income from discontinued operations for the third quarter 2011 is attributable to gains recognized on the disposition of six multifamily apartment communities.

In the fourth quarter 2011, the increase in (Loss) income from continuing operations is primarily attributable to the $18.8 million gain that the Company recognized on the sale of its 50% noncontrolling joint venture interest in Colonial Pinnacle at Turkey Creek.

Note 24 — Quarterly Financial Information for CRLP (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011. The information provided herein has been reclassified in accordance with ASC 205-20, Discontinued Operations, and adjusted to reflect ASC 260, Earnings per Unit, for all periods presented.

2012
(in thousands, except per unit data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$94,390	$97,029	$99,114	$103,011
(Loss) income from continuing operations	(8,191)	11,173	(10,196)	(22,096)
Income from discontinued operations	1,729	2,393	3,222	26,643
Net (loss) income available to common unitholders	$(6,462)	$13,566	$(6,974)	$4,547

Net (loss) income per unit:
Basic	$(0.07)	$0.15	$(0.08)	$0.05
Diluted	$(0.07)	$0.15	$(0.08)	$0.05
Weighted average common units outstanding:
Basic	94,181	94,363	94,478	94,607
Diluted	94,181	94,652	94,478	94,607

The increase in Revenues from quarter to quarter is attributable to the acquisition of five multifamily apartment communities during 2012 (one property in the first quarter, one property in the second quarter and three properties in the fourth quarter). In addition, the Company completed the development of two multifamily apartment communities during 2012.

In the second quarter 2012, the increase in (Loss) income from continuing operations is primarily attributable to the $21.9 million gain that the Company recognized when it redeemed its 15% noncontrolling interest in the DRA/CLP joint venture.

In the third quarter of 2012, the decrease in (Loss) income from continuing operations is primarily attributable to a $3.3 million non-cash impairment charge recorded on a commercial asset.

In the fourth quarter 2012, the decrease in (Loss) income from continuing operations is primarily attributable to $17.6 million in charges for loss contingencies related to certain ongoing litigation, $4.2 million related to required infrastructure repairs on Colonial Promenade Alabaster and $3.3 million of non-cash impairment charges recorded on certain for-sale residential lots. These charges were partially offset by the $7.4 million gain recognized on the disposition of the Company's 10% noncontrolling interest in the Bluerock office portfolio and the $2.8 million gain recognized on the Company's purchase of Colonial Grand at Research Park. The increase in Income from discontinued operations for the fourth quarter 2012 is attributable to gains recognized on the disposition of four multifamily apartment communities and one commercial asset.

2011
(in thousands, except per unit data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$83,115	$87,142	$89,812	$93,320
(Loss) income from continuing operations	(13,565)	(7,885)	(11,064)	8,342
Income from discontinued operations	1,806	1,800	25,509	1,181
Net (loss) income attributable to CRLP	(11,759)	(6,085)	14,445	9,523
Distributions to preferred unitholders	(906)	(906)	(906)	(867)
Preferred unit repurchase gains	—	—	—	2,500
Preferred unit issuance costs write-off	—	—	—	(1,319)
Net (loss) income available to common unitholders	$(12,665)	$(6,991)	$13,539	$9,837

Net (loss) income per unit:
Basic	$(0.15)	$(0.08)	$0.14	$0.10
Diluted	$(0.15)	$(0.08)	$0.14	$0.10
Weighted average common units outstanding:
Basic	86,796	90,847	93,826	93,960
Diluted	86,796	90,847	93,826	94,201

The increase in Revenues from quarter to quarter is attributable to the acquisition of eight multifamily apartment communities during 2011 (three properties in the first quarter, one property in the second quarter, three properties in the third quarter and one property in the fourth quarter).

The increase in Income from discontinued operations for the third quarter 2011 is attributable to gains recognized on the disposition of six multifamily apartment communities.

In the fourth quarter 2011, the increase in (Loss) income from continuing operations is primarily attributable to the $18.8 million gain that the Company recognized on the sale of its 50% noncontrolling joint venture interest in Colonial Pinnacle at Turkey Creek.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Colonial Properties Trust
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Colonial Properties Trust and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colonial Properties Trust and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Colonial Properties Trust and Partners of Colonial Realty Limited Partnership
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Colonial Realty Limited Partnership and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 28, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures with respect to the Trust

Evaluation of Disclosure Controls and Procedure

The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. An evaluation was performed under the supervision and with the participation of management, including the Trust’s Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness as of December 31, 2012 of the design and operation of the Trust's disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on this evaluation, the Trust’s Chief Executive Officer and the Interim Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting
In the ordinary course of business, the Trust reviews its system of internal control over financial reporting to evaluate whether to implement any changes to its systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. During the year ended December 31, 2012, the Trust implemented a new system for financial reporting and accumulation of financial data. The new financial system is a significant component of the Trust's internal control over financial reporting, but was not made in response to any deficiency in our internal controls.
Other than the implementation of the new financial system described above, no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

In connection with the preparation of the Trust’s annual financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of the Trust’s Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2012, the Trust maintained effective internal control over financial reporting.

The effectiveness of the Trust's internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Controls and Procedures with respect to CRLP

Evaluation of Disclosure Controls and Procedure

CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. An evaluation was performed under the supervision and with the participation of management, including the Trust’s Chief Executive Officer and the Interim Chief Financial Officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of December 31, 2012 of the design and operation of CRLP's disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on this evaluation, the Trust’s Chief Executive Officer and the Interim Chief Financial Officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting
In the ordinary course of business, CRLP reviews its system of internal control over financial reporting to evaluate whether to implement any changes to its systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. During the year ended December 31, 2012, CRLP implemented a new system for financial reporting and accumulation of financial data. The new financial system is a significant component of CRLP's internal control over financial reporting, but was not made in response to any deficiency in our internal controls.
Other than the implementation of the new financial system described above, no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

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

In connection with the preparation of CRLP’s annual financial statements, management has undertaken an assessment of the effectiveness of CRLP’s internal control over financial reporting as of December 31, 2012. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by COSO. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of the Trust’s Board of Trustees.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2012, CRLP maintained effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Colonial Properties Trust
Birmingham, Alabama

We have audited the internal control over financial reporting of Colonial Properties Trust and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 28, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance.

The information required by this item with respect to trustees, compliance with the Section 16(a) reporting requirements, procedures relating to trustee nominations, the audit committee and the audit committee financial expert is hereby incorporated by reference from the material appearing in our definitive proxy statement for the annual meeting of shareholders to be held in 2013 (the “Proxy Statement”) under the captions “Election of Trustees — Nominees for Election,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding Trustees and Corporate Governance — Committees of the Board of Trustees — Audit Committee,” “Information Regarding Trustees and Corporate Governance — Committee Membership,” respectively. Information required by this item with respect to executive officers is provided in Item 1 of this Form 10-K. See “Executive Officers of the Company.” Information required by this item with respect to the availability of our code of ethics is provided in Item 1 of this Form 10-K. See “Item 1-Available Information.”

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information with respect to the Trust pertaining to security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Voting Securities Held by Principal Shareholders and Management.”

The following table sets forth information regarding the beneficial ownership of CRLP units as of February 15, 2013 for:

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

Name of Beneficial Owner	Number of Units		Percent of Units (1)
Colonial Properties Trust	88,450,069		93.2%
Thomas H. Lowder	724,765	(2)	0.8%
James K. Lowder	724,636	(3)	0.8%
Carl F. Bailey	—		*
Edwin M. Crawford	—		*
M. Miller Gorrie	266,523	(4)	*
William M. Johnson	210,200		*
Herbert A. Meisler	17,595		*
Claude B. Nielsen	5,865		*
Harold W. Ripps	1,925,975		2.0%
John W. Spiegel	—		*
C. Reynolds Thompson, III	—		*
Paul F. Earle	—		*
John P. Rigrish	17,595	(5)	*
Bradley P. Sandidge	—		*
All executive officers and trustees as a group (15 persons)	3,893,154		4.1%
_________________________
Footnotes on following page

*	Less than 1%

(1)	The number of units outstanding as of February 15, 2013 was 95,602,821.

(2)	Includes 89,415 units owned by Thomas H. Lowder Investments, LLC, and 635,350 units directly owned by Thomas H. Lowder.

(3)	Includes 89,285 units owned by James K. Lowder Investments, LLC and 635,351 units directly owned by James K. Lowder, of which 635,351 are pledged to bank loans.

(4)	Includes 157,140 units owned by MJE, LLC, and 109,383 units directly owned by Mr. Gorrie.

(5)	Includes 17,595 units owned directly by Mr. Rigrish, which are pledged to a bank loan.

The following table summarizes information, as of December 31, 2012, relating to the Trust’s equity compensation plans pursuant to which options to purchase common shares and restricted common shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,609,098	(2)	$19.52	4,415,964
Equity compensation plans not approved by security holders	—		—	—
Total	2,609,098		$19.52	4,415,964
_________________________

(1)
These plans include the Trust's 2008 Omnibus Incentive Plan, as amended in 2011, Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended in 1998 and 2006, and Trustee Share Option Plan, as amended in 1997.

(2)	Includes 698,682 restricted shares that had not vested as of December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Information Regarding Trustees and Corporate Governance — Board of Trustees Assessment of Independence.”

Item 14.	Principal Accounting Fees and Services.

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

15(a)(1) Financial Statements

The following financial statements of the Trust are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

The following financial statements of CRLP are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

10.9	Form of Indemnification Agreement between the Trust, CRLP and each of the Trust's executive officers and trustees †	Incorporated by reference to Exhibit 10.9 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2011

10.10	Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Trust and the persons named therein
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

10.16	Employee Share Purchase Plan †	Incorporated by reference to Exhibit 10.21 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.16.1	Amendment to Employee Share Purchase Plan †	Incorporated by reference to Exhibit 10.21.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2006

10.17	Annual Incentive Plan †
Incorporated by reference to Exhibit 10.16 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.18	Executive Unit Purchase Program — Program Summary †
Incorporated by reference to Exhibit 10.15 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.19	Non-employee Trustee Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993

10.20	Non-Competition Agreement, dated May 4, 2007, among Colonial Realty Limited Partnership, Colonial Properties Trust and Thomas H. Lowder †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.21	Officers and Trustees Indemnification Agreement †
Incorporated by reference to Exhibit 10.7 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.22	Partnership Agreement of CPSLP
Incorporated by reference to Exhibit 10.8 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.23	First Amendment to Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.28.1 to the Trust’s Annual Report on Form 10-K for the period ended December 31, 2005
10.24	Articles of Incorporation of Colonial Real Estate Services, Inc., predecessor of CPSI, as amended
Incorporated by reference to Exhibit 10.9 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1994 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.25	Bylaws of predecessor of Colonial Real Estate Services, Inc., predecessor of CPSI
Incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.26	Credit Agreement dated as of March 22, 2005, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wachovia Bank, as Agent for the Lenders, and the Lenders named therein	Incorporated by reference to Exhibit 10.38 to the Trust’s Current Report on Form 8-K filed with the SEC on March 25, 2005

10.27	First Amendment to Credit Agreement, dated June 2, 2006, among CRLP, the Trust, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

Exhibit No.	Exhibit	Reference
10.28	Second Amendment to Credit Agreement, dated June 21, 2007, among CRLP, the Trust, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on July 24, 2007

10.29	Form of Restricted Share Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.30	Form of Restricted Share Agreement (50%/25%/25% vesting) †	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.31	Form of Restricted Share Agreement (33 1/3% per year vesting) †	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.32	Form of Restricted Share Agreement (60%/40% vesting) †	Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.33	Form of Restricted Share Agreement (eighth anniversary vesting) †	Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.34	Form of Share Option Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.35	Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.36	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.37	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Performance Share Agreement †	Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.38	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.39	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Share Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.40	2008 Omnibus Incentive Plan, as amended	Incorporated by reference to Appendix A to the Trust's Definitive Proxy Statement, filed with the SEC on March 11, 2011

10.40.1	Summary of the 2011 Annual Incentive Plan of the Trust	Incorporated by reference to Exhibit 10.1 of the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.40.2	Form of Colonial Properties Trust Non-Qualified Share Option Agreement (Employee Form) †	Incorporated by reference to Exhibit 10.41.4 to the Trust's Annual Report on Form 10-K for the period ending December 31, 2011

10.40.3	Form of Colonial Properties Trust Non-Qualified Share Option Agreement (Trustee Form) †	Incorporated by reference to Exhibit 10.41.5 to the Trust's Annual Report on Form 10-K for the period ending December 31, 2011

10.40.4	Form of Colonial Properties Trust Restricted Share Agreement (Employee Form) †	Incorporated by reference to Exhibit 10.3 to the Trust's Current Report on Form 8-K filed with the SEC on April 29, 2008

10.40.5	Form of Colonial Properties Trust Restricted Share Agreement (Trustee Form) †	Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2008

10.41	Master Credit Facility Agreement by and between CMF 15 Portfolio LLC, as Borrower, CRLP, as Guarantor, and PMC ARCS LLC, as Lender	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.42	Fixed Facility Note (Standard Maturity) dated February 27, 2009, in the original principal amount of $259 million made by CMF 15 Portfolio LLC to the order of PNC ARCS LLC	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.43	Fixed Facility Note (Standard Maturity) dated February 27, 2009, in the original principal amount of $91 million made by CMF 15 Portfolio LLC to the order of PNC ARCS LLC	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on March 5, 2009

10.44	Master Credit Facility Agreement by and between CMF 7 Portfolio LLC, as Borrower, CRLP, as Guarantor, and Grandbridge Real Estate Capital LLC, as Lender.	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.45	Fixed Facility Note (Standard Maturity) dated May 29, 2009, in the original principal amount of $145.2 million made by CMF 7 Portfolio LLC to the order of Grandbridge Real Estate Capital LLC.	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

Exhibit No.	Exhibit	Reference
10.46	Fixed Facility Note (Standard Maturity) dated May 29, 2009, in the original principal amount of $11.2 million made by CMF 7 Portfolio LLC to the order of Grandbridge Real Estate Capital LLC.	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2009

10.47	Agreement for Purchase of Membership Interests, dated November 25, 2009, by and among CRTP OP, LLC, ACP Fitness Center LLC, Colonial Office JV LLC and CPSI.	Incorporated by reference to Exhibit 10.56 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2009

10.48	Equity Distribution Agreement, dated May 10, 2011, by and among the Trust, CRLP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed with the SEC on May 10, 2011

10.49	Equity Distribution Agreement, dated May 10, 2011, by and among the Trust, CRLP and Wells Fargo Securities LLC, as Agent	Incorporated by reference to Exhibit 1.1 to the Trust's Current Report on Form 8-K filed with the SEC on May 10, 2011

10.50	Term Loan Agreement, dated as of July 22, 2011, by and among CRLP and Wells Fargo Bank, National Association, as administrative agent and lender, and the other agents and lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2011

10.51	Guaranty, dated as of July 22, 2011, by the Trust in favor of the agent and the lenders party to the Term Loan Agreement, dated as of July 22, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2011

10.52	Credit Agreement, dated March 30, 2012, by and among CRLP and Wells Fargo Bank, National Association, as administrative agent and lender, and the other agents and lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2012

10.53
First Amendment, dated as of May 11, 2012, to Credit Agreement dated March 30, 2012, by and among CRLP, as Borrower, the Trust, as Guarantor, Wells Fargo Bank, National Association, as Agent for the lenders, and the lenders named therein
Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012

10.54	Guaranty, dated as of March 30, 2012, by the Trust in favor of the agent and the lenders party to the Credit Agreement, dated as of March 30, 2012	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2012

10.55	Term Loan Arrangement, dated as of May 11, 2012, by and among CRLP, U.S. Bank National Association and PNC Capital Markets LLC as joint lead arrangers, and other agents and lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2012

10.56	Guaranty, dated as of May 11, 2012, by the Trust in favor of the agent and the lenders party to the Term Loan Agreement, dated as of May 11, 2012	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2012

10.57
First Amendment, dated as of March 30, 2012, to Term Loan Agreement dated July 22, 2011, by and among CRLP, as Borrower, the Trust, as Guarantor, Wells Fargo Bank, National Association, as Agent for the lenders, and the lenders named therein

Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012

10.58
Second Amendment, dated as of May 11, 2012, to Term Loan Agreement dated July 22, 2011, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wells Fargo Bank, National Association, as Agent for the lenders, and the lenders named therein

Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012

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

101
XBRL (Extensible Business Reporting Language). The following materials from the Trust's and CRLP's Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011 (audited); (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2012, 2011 and 2010 (audited); (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012, 2011 and 2010 (audited); (iv) Consolidated Statements Shareholders' Equity (Trust) and Equity (CRLP) for the twelve months ended December 31, 2012, 2011 and 2010 (audited); and (v) Notes to Consolidated Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

Colonial Properties Trust

By:	/s/ Thomas H. Lowder
Thomas H. Lowder
Chairman of the Board and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2013.

Signature

/s/ Thomas H. Lowder	Chairman of the Board and Chief Executive Officer
Thomas H. Lowder	(Principal Executive Officer)

/s/ Bradley P. Sandidge	Executive Vice President — Accounting and Interim Chief
Bradley P. Sandidge	Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ Carl F. Baily
Carl F. Bailey	Trustee

/s/ Edwin M. Crawford
Edwin M. Crawford	Trustee

/s/ M. Miller Gorrie
M. Miller Gorrie	Trustee

/s/ William M. Johnson
William M. Johnson	Trustee

/s/ James K. Lowder
James K. Lowder	Trustee

/s/ Herbert A. Meisler
Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen
Claude B. Nielsen	Trustee

/s/ Harold W. Ripps
Harold W. Ripps	Trustee

/s/ John W. Spiegel
John W. Spiegel	Trustee

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

COLONIAL REALTY LIMITED PARTNERSHIP
a Delaware limited partnership
By:	Colonial Properties Trust, its general partner

By:	/s/ Thomas H. Lowder
Thomas H. Lowder
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Colonial Properties Trust indicated on February 28, 2013.

Signature

/s/ Thomas H. Lowder	Chairman of the Board and Chief Executive Officer
Thomas H. Lowder	(Principal Executive Officer)

/s/ Bradley P. Sandidge	Executive Vice President — Accounting and Interim Chief
Bradley P. Sandidge	Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ Carl F. Bailey
Carl F. Bailey	Trustee

/s/ Edwin M. Crawford
Edwin M. Crawford	Trustee

/s/ M. Miller Gorrie
M. Miller Gorrie	Trustee

/s/ William M. Johnson
William M. Johnson	Trustee

/s/ James K. Lowder
James K. Lowder	Trustee

/s/ Herbert A. Meisler
Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen
Claude B. Nielsen	Trustee

/s/ Harold W. Ripps
Harold W. Ripps	Trustee

/s/ John W. Spiegel
John W. Spiegel	Trustee

Colonial Properties Trust
Index to Financial Statement Schedules

S-1	Schedule II — Valuation and Qualifying Accounts and Reserves

S-2	Schedule III — Real Estate and Accumulated Depreciation

Appendix S-1
SCHEDULE II
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
($ in thousands)

Description	Beginning Balance of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance End of Period
Allowance for uncollectable accounts deducted from accounts receivable in the balance sheet
December 31, 2012	$1,136	458	—		(786)	(1)	$808
December 31, 2011	$1,688	485	—		(1,037)	(1)	$1,136
December 31, 2010	$1,688	499	—		(499)	(1)	$1,688
Allowance for uncollectable accounts deducted from notes receivable in the balance sheet
December 31, 2012	$—	—	—		—		$—
December 31, 2011	$249	—	—		(249)	(1)	$—
December 31, 2010	$1,850	—	—		(1,601)	(1)	$249
Allowance for straight line rent deducted from other assets in the balance sheet
December 31, 2012	$926	—	201	(2)	(54)	(1)	$1,073
December 31, 2011	$801	—	145	(2)	(20)	(1)	$926
December 31, 2010	$830	—	133	(2)	(162)	(1)	$801
Valuation allowance deducted from deferred tax assets on the balance sheet
December 31, 2012	$44,788	13,031	—		—		$57,819
December 31, 2011	$38,492	6,296	—		—		$44,788
December 31, 2010	$32,600	5,892	—		—		$38,492
________________________

(1)	Uncollectable accounts written off, and payments received on previously written-off accounts.

(2)	Amounts netted against "Minimum rent" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Appendix S-2
SCHEDULE III
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Multifamily:
Ashley Park	—	3,702,098	15,332,923	2,269,537	3,702,098	17,602,460	21,304,558	(6,568,169)	1988	2005	3-40 Years
Autumn Park	—	4,407,166	35,387,619	1,741,246	4,407,166	37,128,865	41,536,031	(7,922,791)	2001/04	2005	3-40 Years
Colonial Grand at Arringdon	18,104,424	3,016,358	23,295,172	1,624,392	3,016,358	24,919,564	27,935,922	(8,086,596)	2003	2004	3-40 Years
Coloinal Grand at Ashton Oaks	—	3,659,400	—	30,627,676	5,280,860	29,006,216	34,287,076	(5,923,919)	2009	2007	3-40 Years
Colonial Grand at Ayrsley	—	4,261,351	—	32,033,939	6,970,497	29,324,793	36,295,290	(7,726,366)	2008	2006	3-40 Years
Colonial Grand at Barrett Creek	18,378,000	3,320,000	27,237,381	1,246,602	3,320,000	28,483,983	31,803,983	(8,280,487)	1999	2005	3-40 Years
Colonial Grand at Bear Creek	22,567,667	4,360,000	32,029,388	2,223,536	4,360,000	34,252,924	38,612,924	(10,205,934)	1998	2005	3-40 Years
Colonial Grand at Bellevue	22,274,152	3,490,000	31,544,370	2,590,015	3,490,986	34,133,399	37,624,385	(9,822,229)	1996	2005	3-40 Years
Colonial Grand at Berkeley Lake	—	1,800,000	16,551,734	1,120,351	1,800,000	17,672,085	19,472,085	(5,711,301)	1998	2004	3-40 Years
Colonial Grand at Beverly Crest	14,521,257	2,400,000	20,718,143	3,117,535	2,400,000	23,835,678	26,235,678	(7,672,458)	1996	2004	3-40 Years
Colonial Grand at Brier Creek	23,887,781	3,640,000	33,742,241	959,981	3,640,000	34,702,222	38,342,222	(3,691,405)	2010	2010	3-40 Years
Colonial Grand at Brier Falls	—	4,200,000	40,048,964	771,597	4,200,000	40,820,561	45,020,561	(1,978,706)	2012	2012	3-40 Years
Colonial Grand at Canyon Creek	14,956,652	4,032,000	24,272,721	153,300	4,032,000	24,426,021	28,458,021	(6,271,767)	2008	2005	3-40 Years
Colonial Grand at Canyon Ranch	—	3,264,000	20,813,448	70,471	3,264,000	20,883,919	24,147,919	(136,566)	2012	2012	3-40 Years
Colonial Grand at Commerce Park	—	3,120,000	27,230,728	965,859	3,120,000	28,196,587	31,316,587	(1,726,759)	2008	2011	3-40 Years
Colonial Grand at Cornelius	—	1,888,000	21,258,880	903,910	1,888,000	22,162,790	24,050,790	(2,023,908)	2009	2011	3-40 Years
Colonial Grand at Crabtree Valley	9,869,425	2,100,000	15,272,196	1,631,222	2,100,000	16,903,418	19,003,418	(4,816,465)	1997	2005	3-40 Years
Colonial Grand at Cypress Cove	—	3,960,000	24,721,680	2,323,383	3,960,000	27,045,063	31,005,063	(6,909,246)	2001	2006	3-40 Years
Colonial Grand at Desert Vista	—	12,000,000	—	40,157,684	13,586,197	38,571,487	52,157,684	(7,155,393)	2009	2007	3-40 Years
Colonial Grand at Edgewater	26,456,000	1,540,000	12,671,606	18,280,680	2,602,325	29,889,961	32,492,286	(15,679,258)	1990	1994	3-40 Years
Colonial Grand at Fairview	—	3,840,000	25,831,344	194,452	3,840,000	26,025,796	29,865,796	(621,422)	2012	2012	3-40 Years
Colonial Grand at Godley Station	14,850,334	1,594,008	27,057,678	1,355,725	1,894,008	28,113,403	30,007,411	(6,799,964)	2001	2006	3-40 Years
Colonial Grand at Hammocks	—	3,437,247	26,514,000	2,585,419	3,437,247	29,099,419	32,536,666	(8,009,272)	1997	2005	3-40 Years
Colonial Grand at Hampton Preserve	—	10,500,000	—	41,927,132	10,914,151	41,512,981	52,427,132	(1,405,988)	2012	2007	3-40 Years
Colonial Grand at Heather Glen	—	3,800,000	—	36,574,837	4,134,235	36,240,602	40,374,837	(16,082,321)	2000	1998	3-40 Years
Colonial Grand at Heathrow	19,298,813	2,560,661	17,612,990	2,880,480	2,674,133	20,379,998	23,054,131	(10,354,397)	1997	1994/97	3-40 Years
Colonial Grand at Hebron	—	3,900,000	29,680,352	510,686	3,900,000	30,191,038	34,091,038	(1,706,494)	2011	2011	3-40 Years
Colonial Grand at Huntersville	14,165,000	3,593,366	—	22,993,752	5,439,551	21,147,567	26,587,118	(5,393,937)	2008	2006	3-40 Years
Colonial Grand at Inverness Commons	—	6,976,500	33,892,731	922,295	6,976,500	34,815,026	41,791,526	(8,277,779)	2001	2006	3-40 Years
Colonial Grand at Lake Mary	—	2,808,780	—	22,929,352	3,687,514	22,050,618	25,738,132	(430,031)	2012	2002	3-40 Years
Colonial Grand at Lakewood Ranch	—	2,320,442	—	24,885,314	2,359,875	24,845,881	27,205,756	(10,735,083)	1999	1997	3-40 Years
Colonial Grand at Legacy Park	—	2,212,005	23,076,117	1,795,815	2,212,005	24,871,932	27,083,937	(6,179,458)	2001	2005	3-40 Years
Colonial Grand at Liberty Park	16,702,589	2,296,019	—	27,343,868	2,296,019	27,343,868	29,639,887	(12,406,011)	2000	1998	3-40 Years

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Colonial Grand at Madison	21,473,000	1,689,400	—	23,392,292	1,831,550	23,250,142	25,081,692	(10,529,661)	2000	1998	3-40 Years
Colonial Grand at Mallard Creek	14,646,982	2,911,443	1,277,575	16,892,253	3,320,438	17,760,833	21,081,271	(5,199,504)	2005	2003	3-40 Years
Colonial Grand at Mallard Lake	16,532,859	3,020,000	24,070,350	2,495,694	3,020,000	26,566,044	29,586,044	(7,754,694)	1998	2005	3-40 Years
Colonial Grand at Matthews Commons	—	2,026,288	—	19,440,073	3,002,207	18,464,154	21,466,361	(4,250,914)	2008	2007	3-40 Years
Colonial Grand at McDaniel Farm	—	4,240,000	36,239,339	2,706,978	4,240,000	38,946,317	43,186,317	(10,493,387)	1997	2006	3-40 Years
Colonial Grand at Mount Vernon	14,364,100	2,130,000	24,943,402	1,718,251	2,130,000	26,661,653	28,791,653	(8,620,248)	1997	2004	3-40 Years
Colonial Grand at OldTown Scottsdale North	—	4,837,040	5,271,474	24,238,804	4,837,040	29,510,278	34,347,318	(7,113,230)	2001	2006	3-40 Years
Colonial Grand at OldTown Scottsdale South	—	6,139,320	6,558,703	30,665,496	6,139,320	37,224,199	43,363,519	(9,099,540)	2001	2006	3-40 Years
Colonial Grand at Onion Creek	—	3,505,449	—	29,043,225	5,127,405	27,421,269	32,548,674	(7,006,165)	2009	2005	3-40 Years
Colonial Grand at Palm Vista	—	4,262,500	36,101,294	615,571	4,262,500	36,716,865	40,979,365	(3,236,221)	2007	2011	3-40 Years
Colonial Grand at Patterson Place	14,395,531	2,016,000	19,060,725	2,489,850	2,016,000	21,550,575	23,566,575	(6,848,304)	1997	2004	3-40 Years
Colonial Grand at Pleasant Hill	—	6,024,000	38,454,690	3,144,803	6,006,978	41,616,515	47,623,493	(10,704,556)	1996	2006	3-40 Years
Colonial Grand at Quarterdeck	—	9,123,452	12,297,699	1,785,499	9,123,452	14,083,198	23,206,650	(4,493,349)	1987	2005	3-40 Years
Colonial Grand at Research Park	—	5,550,000	31,811,328	204,854	5,550,000	32,016,182	37,566,182	(379,329)	2012	2012	3-40 Years
Colonial Grand at River Oaks	11,147,000	2,160,000	17,424,336	2,731,453	2,160,000	20,155,789	22,315,789	(6,734,278)	1992	2004	3-40 Years
Colonial Grand at River Plantation	—	2,320,000	19,669,298	2,740,008	2,320,000	22,409,306	24,729,306	(7,371,906)	1994	2004	3-40 Years
Colonial Grand at Riverchase Trails	—	3,450,000	20,655,764	1,156,007	3,450,000	21,811,771	25,261,771	(2,656,705)	2010	2010	3-40 Years
Colonial Grand at Round Rock	22,944,843	2,647,588	—	32,666,911	2,700,769	32,613,730	35,314,499	(8,928,066)	1997	2004	3-40 Years
Colonial Grand at Scottsdale	—	3,780,000	25,444,988	734,290	3,780,000	26,179,278	29,959,278	(6,768,880)	1999	2006	3-40 Years
Colonial Grand at Seven Oaks	19,774,000	3,439,125	19,943,544	1,938,104	3,439,125	21,881,648	25,320,773	(7,903,248)	2004	2004	3-40 Years
Colonial Grand at Shiloh	28,539,612	5,976,000	43,556,770	1,976,134	5,976,000	45,532,904	51,508,904	(11,685,647)	2002	2006	3-40 Years
Colonial Grand at Silverado	—	2,375,425	17,744,643	906,459	2,375,425	18,651,102	21,026,527	(6,049,984)	2005	2003	3-40 Years
Colonial Grand at Silverado Reserve	—	2,392,000	—	22,255,377	2,726,325	21,921,052	24,647,377	(5,947,679)	2005	2003	3-40 Years
Colonial Grand at Town Park	31,434,000	2,647,374	—	38,209,848	3,110,118	37,747,104	40,857,222	(17,169,535)	2005	2004	3-40 Years
Colonial Grand at Town Park Reserve	—	867,929	—	9,238,233	957,784	9,148,378	10,106,162	(2,733,106)	2004	2004	3-40 Years
Colonial Grand at Traditions	—	2,430,000	14,826,848	371,871	2,430,000	15,198,719	17,628,719	(1,085,561)	2007	2011	3-40 Years
Colonial Grand at Trinity Commons	29,841,176	5,333,807	35,815,269	2,409,407	5,333,807	38,224,676	43,558,483	(8,747,972)	2000/02	2005	3-40 Years
Colonial Grand at University Center	—	1,872,000	12,166,656	830,107	1,872,000	12,996,763	14,868,763	(3,328,294)	2005	2006	3-40 Years
Colonial Grand at Valley Ranch	25,257,297	2,805,241	38,037,251	4,229,401	2,805,241	42,266,652	45,071,893	(10,298,012)	1997	2005	3-40 Years
Colonial Grand at Wells Branch	—	4,032,000	23,738,360	625,034	4,032,000	24,363,394	28,395,394	(2,176,091)	2008	2011	3-40 Years
Colonial Grand at Wilmington	26,508,549	3,344,408	30,554,367	2,767,545	3,344,408	33,321,912	36,666,320	(8,174,382)	1998/2002	2005	3-40 Years
Colonial Reserve at Las Colinas	—	6,732,000	34,584,708	184,891	6,732,000	34,769,599	41,501,599	(208,172)	2012	2012	3-40 Years
Colonial Reserve at Medical District	—	5,560,000	26,932,350	1,630,660	5,560,000	28,563,010	34,123,010	(1,948,564)	2007	2011	3-40 Years
Colonial Reserve at West Franklin (3)	—	4,743,279	14,416,319	7,619,617	4,743,279	22,035,936	26,779,215	(7,696,110)	1964/65	2005	3-40 Years
Colonial Village at Ashford Place	—	537,600	5,839,838	1,656,303	537,600	7,496,141	8,033,741	(3,503,807)	1983	1996	3-40 Years
Colonial Village at Beaver Creek	—	3,160,000	22,702,636	1,592,558	3,160,000	24,295,194	27,455,194	(1,723,716)	2007	2011	3-40 Years
Colonial Village at Chancellor Park	—	4,080,000	23,213,840	2,212,837	4,080,000	25,426,677	29,506,677	(6,881,806)	1999	2006	3-40 Years
Colonial Village at Charleston Place	—	1,124,924	7,367,718	1,904,378	1,124,924	9,272,096	10,397,020	(3,266,888)	1986	2005	3-40 Years
Colonial Village at Chase Gayton	—	3,270,754	26,910,024	2,043,720	3,270,754	28,953,744	32,224,498	(11,651,847)	1984	2005	3-40 Years
Colonial Village at Cypress Village (7) (8)	—	5,839,590	—	20,260,497	3,448,450	22,651,637	26,100,087	(3,653,932)	2008	2006	3-40 Years

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Colonial Village at Deerfield	—	2,032,054	14,584,057	2,137,674	2,032,054	16,721,731	18,753,785	(4,978,616)	1985	2005	3-40 Years
Colonial Village at Godley Lake	—	1,053,307	—	25,961,515	2,958,793	24,056,029	27,014,822	(5,833,613)	2008	2007	3-40 Years
Colonial Village at Grapevine	—	6,221,164	24,463,050	3,464,121	6,221,164	27,927,171	34,148,335	(8,133,310)	1985/86	2005	3-40 Years
Colonial Village at Greenbrier	—	2,620,216	25,498,161	1,816,346	2,620,216	27,314,507	29,934,723	(6,786,616)	1980	2005	3-40 Years
Colonial Village at Greentree	—	1,920,436	10,288,950	1,556,612	1,878,186	11,887,812	13,765,998	(3,584,967)	1984	2005	3-40 Years
Colonial Village at Greystone	13,532,000	3,155,483	28,875,949	3,040,447	3,155,483	31,916,396	35,071,879	(7,692,422)	1998/2000	2005	3-40 Years
Colonial Village at Hampton Glen	—	3,428,098	17,966,469	1,997,868	3,428,098	19,964,337	23,392,435	(6,080,497)	1986	2005	3-40 Years
Colonial Village at Hampton Pointe	—	8,875,840	15,359,217	2,343,228	8,875,840	17,702,445	26,578,285	(5,545,138)	1986	2005	3-40 Years
Colonial Village at Harbour Club	—	3,209,585	20,094,356	1,910,343	3,209,585	22,004,699	25,214,284	(6,117,400)	1988	2005	3-40 Years
Colonial Village at Huntington	—	1,315,930	7,605,360	1,683,713	1,315,930	9,289,073	10,605,003	(2,873,038)	1986	2005	3-40 Years
Colonial Village at Huntleigh Woods	—	745,600	4,908,990	2,451,289	730,688	7,375,191	8,105,879	(3,960,133)	1978	1994	3-40 Years
Colonial Village at Inverness	—	2,349,487	16,279,416	16,415,382	2,936,991	32,107,294	35,044,285	(17,850,643)	1986/87/90/97	1986/87/90/97	3-40 Years
Colonial Village at Main Park	—	1,208,434	10,235,978	1,564,595	1,208,434	11,800,573	13,009,007	(3,815,577)	1984	2005	3-40 Years
Colonial Village at Marsh Cove	—	2,023,460	11,095,073	2,125,358	2,023,460	13,220,431	15,243,891	(4,470,277)	1983	2005	3-40 Years
Colonial Village at Matthews	14,174,088	2,700,000	20,295,989	1,283,722	2,700,000	21,579,711	24,279,711	(4,799,641)	2008	2008	3-40 Years
Colonial Village at Mill Creek	—	2,153,567	9,331,910	1,354,233	2,153,567	10,686,143	12,839,710	(5,049,289)	1984	2005	3-40 Years
Colonial Village at North Arlington	—	2,439,102	10,804,027	1,469,397	2,439,102	12,273,424	14,712,526	(3,971,855)	1985	2005	3-40 Years
Colonial Village at Oakbend	20,304,614	5,100,000	26,260,164	2,399,821	5,100,000	28,659,985	33,759,985	(7,432,144)	1997	2006	3-40 Years
Colonial Village at Pinnacle Ridge	—	1,212,917	8,499,638	1,466,317	1,212,917	9,965,955	11,178,872	(3,223,480)	1951/85	2005	3-40 Years
Colonial Village at Quarry Oaks	25,145,033	5,063,500	27,767,505	2,768,738	5,063,500	30,536,243	35,599,743	(8,337,938)	1996	2003	3-40 Years
Colonial Village at Shoal Creek	21,373,278	4,080,000	29,214,707	2,905,144	4,080,000	32,119,851	36,199,851	(8,934,274)	1996	2006	3-40 Years
Colonial Village at Sierra Vista	10,215,170	2,320,000	11,370,600	1,365,332	2,308,949	12,746,983	15,055,932	(4,436,335)	1999	2004	3-40 Years
Colonial Village at South Tryon	—	1,510,535	14,696,088	936,537	1,510,535	15,632,625	17,143,160	(3,863,627)	2002	2005	3-40 Years
Colonial Village at Stone Point	—	1,417,658	9,291,464	1,785,793	1,417,658	11,077,257	12,494,915	(4,111,059)	1986	2005	3-40 Years
Colonial Village at Timber Crest	12,465,221	2,284,812	19,010,168	1,990,047	2,284,812	21,000,215	23,285,027	(5,172,324)	2000	2005	3-40 Years
Colonial Village at Tradewinds	—	5,220,717	22,479,977	2,643,760	5,220,717	25,123,737	30,344,454	(6,573,824)	1988	2005	3-40 Years
Colonial Village at Trussville	—	1,504,000	18,800,253	3,670,429	1,510,409	22,464,273	23,974,682	(11,087,477)	1996/97	1997	3-40 Years
Colonial Village at Twin Lakes	25,257,297	4,966,922	29,925,363	1,985,628	5,624,063	31,253,850	36,877,913	(10,316,527)	2005	2001	3-40 Years
Colonial Village at Vista Ridge	—	2,003,172	11,186,878	1,869,661	2,003,172	13,056,539	15,059,711	(4,486,335)	1985	2005	3-40 Years
Colonial Village at Waterford	—	3,321,325	26,345,195	2,452,638	3,321,325	28,797,833	32,119,158	(8,914,750)	1989	2005	3-40 Years
Colonial Village at Waters Edge	—	888,386	13,215,381	2,218,298	888,386	15,433,679	16,322,065	(5,771,060)	1985	2005	3-40 Years
Colonial Village at West End	11,818,165	2,436,588	14,800,444	2,040,570	2,436,588	16,841,014	19,277,602	(5,403,069)	1987	2005	3-40 Years
Colonial Village at Westchase	—	10,418,496	10,348,047	2,166,409	10,418,496	12,514,456	22,932,952	(5,558,713)	1985	2005	3-40 Years
Colonial Village at Willow Creek	24,767,857	4,780,000	34,143,179	2,897,528	4,780,000	37,040,707	41,820,707	(9,978,528)	1996	2006	3-40 Years
Colonial Village at Windsor Place	—	1,274,885	15,017,745	1,961,528	1,274,885	16,979,273	18,254,158	(5,990,757)	1985	2005	3-40 Years
Colonial Village at Woodlake	—	2,781,279	17,694,376	1,364,690	2,781,279	19,059,066	21,840,345	(5,191,706)	1996	2005	3-40 Years
Enclave (8)	—	4,074,823	—	22,800,687	3,144,405	23,731,105	26,875,510	(4,731,551)	2008	2005	3-40 Years
Glen Eagles	—	2,028,204	17,424,915	1,998,005	2,028,204	19,422,920	21,451,124	(5,820,701)	1990/2000	2005	3-40 Years
Remington Hills	—	2,520,011	22,451,151	5,072,900	2,520,011	27,524,051	30,044,062	(7,763,785)	1984	2005	3-40 Years

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Metropolitan Midtown — Condominiums (3) (6) (7)	—	—	—	3,543,643	—	3,543,643	3,543,643	—	2008	2006	N/A
Whitehouse Creek (3)	—	451,391	—	1,859,133	—	2,310,524	2,310,524	—	2008	2006	N/A
Commercial:
Colonial Center Brookwood Village	—	1,285,379	—	42,305,129	1,285,379	42,305,129	43,590,508	(8,669,567)	2007	2007	3-40 Years
Colonial Center Ravinia	—	9,007,010	112,741,447	4,745,408	9,007,010	117,486,855	126,493,865	(12,887,412)	1991	2009	3-40 Years
Metropolitan Midtown — Office (3)	—	2,088,796	—	34,868,761	1,844,718	35,112,839	36,957,557	(7,126,674)	2008	2006	3-40 Years
Colonial Brookwood Village	—	6,851,321	24,435,002	61,124,353	5,126,504	87,284,172	92,410,676	(51,371,031)	1973/91/00	1997	3-40 Years
Colonial Pinnacle Tannehill (4)	—	19,097,386	—	24,704,690	9,347,649	34,454,427	43,802,076	(5,472,943)	2008	2006	3-40 Years
Metropolitan Midtown — Retail (3)	—	3,481,826	—	42,675,029	3,320,592	42,836,263	46,156,855	(5,495,365)	2008	2006	3-40 Years
Colonial Promenade Craft Farms	—	1,315,616	—	6,982,727	1,315,616	6,982,727	8,298,343	(953,591)	2010	2005	3-40 Years
Colonial Promenade Nord du Lac (6) (7)	—	2,318,878	—	23,969,448	4,798,750	21,489,576	26,288,326	(1,757,269)	2010	2008	3-40 Years
Active Development Projects:
Brookwood West - Retail	—	839,225	—	74,704	839,225	74,704	913,929	—	N/A	1997	N/A
Colonial Grand at Ayrsley (Phase II)	—	1,179,278	—	2,279,211	1,179,278	2,279,211	3,458,489	—	N/A	2012	N/A
Colonial Grand at Double Creek (formerly CG at Cityway)	—	3,656,250	—	23,671,891	3,656,250	23,671,891	27,328,141	(248,937)	N/A	2006	N/A
Colonial Grand at Lake Mary (Phase II)	—	3,339,623	—	8,042,742	3,339,623	8,042,742	11,382,365	(16,947)	N/A	2011	N/A
Colonial Grand at Randal Lakes	—	7,200,000	—	12,379,095	7,200,000	12,379,095	19,579,095	—	N/A	2006	N/A
Colonial Grand at South End	—	8,839,934	—	17,382,076	8,839,934	17,382,076	26,222,010	—	N/A	2007	N/A
Future Development Projects:
Colonial Grand at Azure	—	8,463,640	—	2,110,897	8,463,640	2,110,897	10,574,537	—	N/A	2007	N/A
Colonial Grand at Bellevue (Phase II)	—	2,422,729	—	1,277,788	2,422,729	1,277,788	3,700,517	—	N/A	2005	N/A
Colonial Grand at Lake Mary (Phase III)	—	1,641,913	—	209,380	1,641,913	209,380	1,851,293	—	N/A	2011	N/A
Colonial Grand at Sweetwater	—	5,238,000	—	2,002,164	5,238,000	2,002,164	7,240,164	—	N/A	2006	N/A
Colonial Grand at Thunderbird	—	6,500,500	—	1,541,219	6,500,500	1,541,219	8,041,719	—	N/A	2007	N/A
Colonial Promenade Huntsville	—	7,014,849	—	970,001	7,014,849	970,001	7,984,850	—	N/A	2007	N/A
Colonial Promenade Nord du Lac (6) (7)	—	18,027,122	—	11,994,647	18,027,122	11,994,647	30,021,769	—	N/A	2008	N/A
Colonial Grand at Randal Park (7)	—	5,757,450	—	474,278	5,757,450	474,278	6,231,728	—	N/A	2006	N/A
Randal Park (7)	—	10,316,859	—	679,363	10,316,859	679,363	10,996,222	—	N/A	2006	N/A
Unimproved Land:
Breland Land	—	9,400,000	—	1,264,333	9,400,000	1,264,333	10,664,333	—	N/A	2005	N/A
Canal Place and Infrastructure	—	10,951,968	—	6,302,481	10,951,968	6,302,481	17,254,449	—	N/A	2005	N/A
Colonial Pinnacle Tutwiler Farm II	—	4,682,430	—	1,293,501	4,682,430	1,293,501	5,975,931	—	N/A	2005	N/A
Craft Farms Mixed Use (7)	—	4,400,000	—	(123,750)	4,400,000	(123,750)	4,276,250	—	N/A	2004	N/A
Cypress Village — Lot Development (4) (7) (8)	—	12,488,672	—	(4,167,903)	9,288,672	(967,903)	8,320,769	—	N/A	2006	N/A
Heathrow Land and Infrastructure	—	6,903,168	—	1,615,887	6,903,168	1,615,887	8,519,055	—	N/A	2002	N/A
Lakewood Ranch	—	479,900	—	874,511	479,900	874,511	1,354,411	—	N/A	1999	N/A
Town Park Land and Infrastructure	—	9,503,795	—	2,165,908	9,503,795	2,165,908	11,669,703	—	N/A	1999	N/A
Whitehouse Creek - Lot Development and Infrastructure	—	4,498,609	—	9,624,770	4,498,609	9,624,770	14,123,379	—	N/A	2006	N/A
Woodlands - Craft Farms Residential	—	15,300,000	—	7,413,650	15,300,000	7,413,650	22,713,650	—	N/A	2004	N/A

		Initial Cost to Company			Gross Amount at which Carried at Close of Period				Date Completed/Placed in Service
Description	Encumbrances (1)	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation		Date Acquired	Depreciable Lives-Years
Other Miscellaneous Projects	—	12,089,128	—	612,588	12,089,128	612,588	12,701,716	—	N/A	N/A	N/A
Corporate Assets:	—	—	—	18,837,220	—	18,837,220	18,837,220	(15,334,445)	N/A	N/A	3-7 Years
COLONIAL PROPERTIES TRUST	691,943,766	614,087,975	2,108,233,151	1,176,354,612	615,781,786	3,282,893,952	3,898,675,738	(824,712,347)
Corporate Assets Specific to Colonial Properties Trust				(2,213)		(2,213)	(2,213)	2,213
COLONIAL REALTY LIMITED PARTNERSHIP	691,943,766	614,087,975	2,108,233,151	1,176,352,399	615,781,786	3,282,891,739	3,898,673,525	(824,710,134)

NOTES TO SCHEDULE III
DECEMBER 31, 2012

(1)	See description of mortgage notes payable in Note 14 of Notes to Consolidated Financial Statements.

(2)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2012 was approximately $2.5 billion.

(3)	Amounts include real estate assets classified as held for sale at December 31, 2012.

(4)	These projects are net of an impairment charge of approximately $6.2 million recorded during 2012.

(5)	These projects are net of an impairment charge of approximately $0.3 million recorded during 2010.

(6)	These projects are net of an impairment charge of approximately $12.3 million recorded during 2009.

(7)	These projects are net of an impairment charge of approximately $116.9 million recorded during 2008.

(8)	These projects are net of an impairment charge of approximately $46.6 million recorded during 2007.

(9)	The following is a reconciliation of real estate to balances reported at the beginning of the year:

COLONIAL PROPERTIES TRUST
Reconciliation of Real Estate

	2012	2011	2010
Real estate investments:
Balance at beginning of year	$3,762,823,764	$3,609,924,063	$3,512,471,980
Acquisitions of new property	176,675,792	235,379,798	61,569,807
Improvements and development	93,958,779	65,870,112	44,016,506
Dispositions of property	(134,782,597)	(148,350,209)	(8,134,230)
Balance at end of year	$3,898,675,738	$3,762,823,764	$3,609,924,063

Reconciliation of Accumulated Depreciation

	2012	2011	2010
Accumulated depreciation:
Balance at beginning of year	$731,893,837	$640,980,472	$519,728,050
Depreciation	120,760,424	126,391,237	121,638,821
Depreciation of disposition of property	(27,941,914)	(35,477,872)	(386,399)
Balance at end of year	$824,712,347	$731,893,837	$640,980,472

COLONIAL REALTY LIMITED PARTNERSHIP
Reconciliation of Real Estate

	2012	2011	2010
Real estate investments:
Balance at beginning of year	$3,762,809,887	$3,609,909,186	$3,512,458,103
Acquisitions of new property	176,675,792	235,379,798	61,569,807
Improvements and development	93,969,443	65,870,112	44,015,506
Dispositions of property	(134,781,597)	(148,349,209)	(8,134,230)
Balance at end of year	$3,898,673,525	$3,762,809,887	$3,609,909,186

Reconciliation of Accumulated Depreciation

	2012	2011	2010
Accumulated depreciation:
Balance at beginning of year	$731,880,145	$640,967,411	$519,715,041
Depreciation	120,771,903	126,518,087	121,638,769
Depreciation of disposition of property	(27,941,914)	(35,605,353)	(386,399)
Balance at end of year	$824,710,134	$731,880,145	$640,967,411