Form 10-Q
period 2013-03-31
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2013-05-09
CIK 909111, 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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
As of May 6, 2013, Colonial Properties Trust had 88,629,094 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2013 of Colonial Properties Trust and Colonial Realty Limited Partnership. References to “the Trust” or “Colonial” mean to Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), and its consolidated subsidiaries, and references to “CRLP” mean Colonial Realty Limited Partnership, a Delaware limited partnership, and its consolidated subsidiaries. The term “the Company” refers to the Trust and CRLP, collectively.
The Trust is the sole general partner of, and, as of March 31, 2013, owned a 92.5% limited partner interest in, CRLP. The remaining limited partner interests are held by persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties and who received units in exchange for such properties. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
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

The presentation of the Trust's shareholders' equity and CRLP's equity are the principal areas of difference between the consolidated financial statements of the Trust and those of CRLP. The Trust's shareholders' equity includes common shares, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, treasury shares, accumulated other comprehensive loss and redeemable common units. CRLP's equity includes common equity of the general partner (the Trust), limited partners' noncontrolling interest, accumulated other comprehensive income (loss) and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust.

In order to highlight the material differences between the Trust and CRLP, this report includes sections that separately present and discuss areas that are materially different between the Trust and CRLP, including:

•	the consolidated condensed financial statements in Item 1 of this report;

•
certain accompanying notes to the financial statements, including Note 5 - Net Loss Per Share of the Trust and Note 6 - Net Loss Per Unit of CRLP; Note 7 - Equity of the Trust; and Note 8 - Redeemable Noncontrolling Interests of the Trust and Note 9 - Redeemable Partnership Units of CRLP;

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

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)	(audited)
	March 31, 2013	December 31, 2012
ASSETS
Land, buildings & equipment	$3,563,090	$3,489,324
Undeveloped land and construction in progress	268,910	296,153
Less: Accumulated depreciation	(832,881)	(804,964)
Real estate assets held for sale, net	35,498	93,450
Net real estate assets	3,034,617	3,073,963
Cash and cash equivalents	8,661	11,674
Restricted cash	8,892	38,128
Accounts receivable, net	23,449	23,977
Notes receivable	42,107	42,399
Prepaid expenses	13,448	19,460
Deferred debt and lease costs	20,521	23,938
Investment in partially-owned entities	7,702	7,777
Other assets	33,695	44,892
Total assets	$3,193,092	$3,286,208
LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,642,607	$1,643,361
Unsecured credit facility	116,173	188,631
Total debt	1,758,780	1,831,992
Accounts payable	34,959	53,545
Accrued interest	16,161	10,209
Accrued expenses	47,143	41,652
Other liabilities	33,065	36,751
Total liabilities	1,890,108	1,974,149
Redeemable noncontrolling interest:
Common units	169,894	162,056
Equity:
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 94,142,940 and 93,835,794 shares issued at March 31, 2013 and December 31, 2012, respectively	941	938
Additional paid-in capital	1,968,397	1,973,594
Cumulative earnings	1,281,694	1,276,118
Cumulative distributions	(1,944,721)	(1,926,167)
Noncontrolling interest	104	695
Treasury shares, at cost; 5,623,150 shares at March 31, 2013 and December 31, 2012	(150,163)	(150,163)
Accumulated other comprehensive loss	(23,162)	(25,012)
Total shareholders' equity	1,133,090	1,150,003
Total liabilities, noncontrolling interest and shareholders' equity	$3,193,092	$3,286,208

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Minimum rent	$84,843	$77,240
Tenant recoveries	2,495	2,566
Other property related revenue	16,370	12,847
Other non-property related revenue	178	1,344
Total revenues	103,886	93,997
Operating expenses:
Property operating expense	27,340	25,271
Taxes, licenses and insurance	13,031	10,875
Property management expense	4,416	2,846
General and administrative expense	4,787	5,767
Management fees and other expenses	250	2,045
Investment and development expenses	400	387
Depreciation	31,626	29,551
Amortization	1,775	1,872
Impairment and other losses	90	500
Total operating expenses	83,715	79,114
Income from operations	20,171	14,883
Other income (expense):
Interest expense	(22,195)	(23,053)
Debt cost amortization	(1,377)	(1,433)
Interest income	761	1,028
Income from partially-owned unconsolidated entities	670	673
Gain (loss) on sale of property	10	(227)
Taxes and other	(188)	(188)
Total other income (expense)	(22,319)	(23,200)
Loss from continuing operations	(2,148)	(8,317)
Income from discontinued operations	1,115	1,866
Gain (loss) on disposal of discontinued operations	7,184	(2)
Net income from discontinued operations	8,299	1,864
Net income (loss)	6,151	(6,453)
Noncontrolling interest
Continuing operations:
Noncontrolling interest in CRLP — common unitholders	169	630
Noncontrolling interest of limited partners	(123)	(9)
Discontinued operations:
Noncontrolling interest in CRLP	(621)	(142)
(Income) loss attributable to noncontrolling interest	(575)	479
Net income (loss) available to common shareholders	$5,576	$(5,974)
Net income (loss) per common share — basic:
Continuing operations	$(0.03)	$(0.09)
Discontinued operations	0.09	0.02
Net income (loss) per common share — basic	$0.06	$(0.07)
Net income (loss) per common share — diluted:
Continuing operations	$(0.03)	$(0.09)
Discontinued operations	0.09	0.02
Net income (loss) per common share — diluted	$0.06	$(0.07)
Weighted average common shares outstanding:
Basic	87,791	87,012
Diluted	87,791	87,012
Net income (loss)	$6,151	$(6,453)
Other comprehensive income (loss):
Changes in fair value of qualifying hedges	72	165
Reclassification adjustment for amounts included in net income (loss)	1,927	1,532
Comprehensive income (loss)	$8,150	$(4,756)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,151	$(6,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,549	34,358
Income from partially-owned unconsolidated entities	(670)	(673)
(Gain) loss on sale of property	(7,194)	229
Impairment and other losses	90	500
Distributions of income from partially-owned unconsolidated entities	146	286
Share-based compensation expense	2,588	2,079
Other, net	146	835
Change in:
Restricted cash	371	(292)
Accounts receivable	403	483
Prepaid expenses	6,012	4,793
Other assets	(59)	1,956
Accounts payable	(7,626)	(16,568)
Accrued interest	5,952	4,523
Accrued expenses and other	4,667	7,246
Net cash provided by operating activities	44,526	33,302
Cash flows from investing activities:
Acquisition of properties	(43,764)	(47,534)
Development expenditures	(19,199)	(15,821)
Capital expenditures, tenant improvements and leasing commissions	(6,199)	(3,450)
Proceeds from sale of property, net of selling costs	96,415	769
Restricted cash	28,865	11,781
Issuance of notes receivable	—	(577)
Repayments of notes receivable	292	922
Distributions from partially-owned unconsolidated entities	450	3,029
Capital contributions to partially-owned unconsolidated entities	—	(54)
Net cash provided by (used in) investing activities	56,860	(50,935)
Cash flows from financing activities:
Proceeds from dividend reinvestment plan and exercise of stock options	957	1,695
Principal reductions of debt	(811)	(572)
Payment of debt issuance costs	—	(3,991)
Proceeds from borrowings on revolving credit lines	20,000	210,000
Payments on revolving credit lines and overdrafts	(104,489)	(173,434)
Dividends paid to common shareholders	(18,554)	(15,797)
Distributions to noncontrolling partners in CRLP	(1,502)	(1,290)
Net cash (used in) provided by financing activities	(104,399)	16,611
Decrease in cash and cash equivalents	(3,013)	(1,022)
Cash and cash equivalents, beginning of period	11,674	6,452
Cash and cash equivalents, end of period	$8,661	$5,430

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$16,449	$18,715

Supplemental disclosure of non-cash transactions:
Change in accrual of construction expenses and capital expenditures	$(1,984)	$(2,063)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share data)

Three months ended March 31, 2013 and 2012	Common Shares	Additional Paid-In Capital	Cumulative Earnings	Cumulative Distributions	Noncontrolling Interest	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Common Units
Balance, December 31, 2011	$931	$1,964,881	$1,267,958	$(1,862,838)	$728	$(150,163)	$(16,906)	$1,204,591	$159,582
Net income (loss)			(5,974)		9			(5,965)	$(488)
Reclassification adjustment for amounts included in net income (loss)							1,532	1,532
Changes in fair value of qualifying hedges							153	153	12
Distributions on common shares ($0.18 per share)				(15,797)				(15,797)	(1,290)
Issuance of restricted common shares of beneficial interest	3	—						3
Amortization of stock based compensation		2,079						2,079
Cancellation of vested restricted shares to pay taxes	—	(1,051)						(1,051)
Issuance of common shares from options exercised	—	771						771
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan	1	1,971						1,972
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership	—	21						21	(21)
Change in interest of limited partners					(14)			(14)
Change in redemption value of common units		(7,190)						(7,190)	7,190
Balance, March 31, 2012	$935	$1,961,482	$1,261,984	$(1,878,635)	$723	$(150,163)	$(15,221)	$1,181,105	$164,985

Balance, December 31, 2012	$938	$1,973,594	$1,276,118	$(1,926,167)	$695	$(150,163)	$(25,012)	$1,150,003	$162,056
Net income (loss)			5,576		123			5,699	$452
Reclassification adjustment for amounts included in net income (loss)							1,783	1,783	144
Changes in fair value of qualifying hedges							67	67	5
Distributions on common shares ($0.21 per share)				(18,554)				(18,554)	(1,502)
Issuance of restricted common shares of beneficial interest	2	3						5
Amortization of stock based compensation		2,588						2,588
Cancellation of vested restricted shares to pay taxes	(1)	(3,043)						(3,044)
Issuance of common shares from options exercised	1	1,690						1,691
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan	1	2,304						2,305
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership	—	22						22	(22)
Change in interest of limited partners					(714)			(714)
Change in redemption value of common units		(8,761)						(8,761)	8,761
Balance, March 31, 2013	$941	$1,968,397	$1,281,694	$(1,944,721)	$104	$(150,163)	$(23,162)	$1,133,090	$169,894

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(unaudited)	(audited)
	March 31, 2013	December 31, 2012
ASSETS
Land, buildings & equipment	$3,563,087	$3,489,322
Undeveloped land and construction in progress	268,910	296,153
Less: Accumulated depreciation	(832,879)	(804,962)
Real estate assets held for sale, net	35,498	93,450
Net real estate assets	3,034,616	3,073,963
Cash and cash equivalents	8,661	11,674
Restricted cash	8,892	38,128
Accounts receivable, net	23,449	23,977
Notes receivable	42,107	42,399
Prepaid expenses	13,448	19,460
Deferred debt and lease costs	20,521	23,938
Investment in partially-owned entities	7,702	7,777
Other assets	33,586	44,844
Total assets	$3,192,982	$3,286,160
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,642,607	$1,643,361
Unsecured credit facility	116,173	188,631
Total debt	1,758,780	1,831,992
Accounts payable	34,803	53,496
Accrued interest	16,161	10,209
Accrued expenses	47,143	41,652
Other liabilities	33,110	36,751
Total liabilities	1,889,997	1,974,100
Redeemable units, at redemption value - 7,151,752 and 7,152,752 units outstanding at March 31, 2013 and December 31, 2012, respectively	169,894	162,056
General partner —
Common equity - 88,519,790 and 88,212,644 units outstanding at March 31, 2013 and December 31, 2012, respectively	1,156,149	1,174,321
Limited partners’ noncontrolling interest in consolidated partnership	104	695
Accumulated other comprehensive loss	(23,162)	(25,012)
Total equity	1,133,091	1,150,004
Total liabilities and equity	$3,192,982	$3,286,160

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Minimum rent	$84,843	$77,240
Tenant recoveries	2,495	2,566
Other property related revenue	16,370	12,847
Other non-property related revenue	178	1,344
Total revenues	103,886	93,997
Operating expenses:
Property operating expense	27,340	25,271
Taxes, licenses and insurance	13,031	10,875
Property management expense	4,416	2,846
General and administrative expense	4,787	5,767
Management fees and other expenses	250	2,045
Investment and development expenses	400	387
Depreciation	31,626	29,551
Amortization	1,775	1,872
Impairment and other losses	90	500
Total operating expenses	83,715	79,114
Income from operations	20,171	14,883
Other income (expense):
Interest expense	(22,195)	(23,053)
Debt cost amortization	(1,377)	(1,433)
Interest income	761	1,028
Income from partially-owned unconsolidated entities	670	673
Gain (loss) on sale of property	10	(227)
Taxes and other	(188)	(188)
Total other income (expense)	(22,319)	(23,200)
Loss from continuing operations	(2,148)	(8,317)
Income from discontinued operations	1,115	1,866
Gain (loss) on disposal of discontinued operations	7,184	(2)
Net income from discontinued operations	8,299	1,864
Net income (loss)	6,151	(6,453)
Noncontrolling interest of limited partners — continuing operations	(123)	(9)
Net income (loss) available to common unitholders	6,028	(6,462)
Net loss available to common unitholders allocated to limited partners — continuing operations	169	630
Net income available to common unitholders allocated to limited partners — discontinued operations	(621)	(142)
Net income (loss) available to common unitholders allocated to general partner	$5,576	$(5,974)
Net income (loss) per common unit — basic:
Continuing operations	$(0.03)	$(0.09)
Discontinued operations	0.09	0.02
Net income (loss) per common unit — basic	$0.06	$(0.07)
Net income (loss) per common unit — diluted:
Continuing operations	$(0.03)	$(0.09)
Discontinued operations	0.09	0.02
Net income (loss) per common unit — diluted	$0.06	$(0.07)
Weighted average common units outstanding:
Basic	94,944	94,181
Diluted	94,944	94,181
Net income (loss) attributable to CRLP	$6,151	$(6,453)
Other comprehensive income (loss):
Changes in fair value of qualifying hedges	72	165
Reclassification adjustment for amounts included in net income (loss)	1,927	1,532
Comprehensive income (loss)	$8,150	$(4,756)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,151	$(6,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,549	34,358
Income from partially-owned unconsolidated entities	(670)	(673)
(Gain) loss on sale of property	(7,194)	229
Impairment and other losses	90	500
Distributions of income from partially-owned unconsolidated entities	146	286
Share-based compensation expense	2,588	2,079
Other, net	146	835
Change in:
Restricted cash	371	(292)
Accounts receivable	403	483
Prepaid expenses	6,012	4,793
Other assets	(59)	1,956
Accounts payable	(7,626)	(16,568)
Accrued interest	5,952	4,523
Accrued expenses and other	4,667	7,246
Net cash provided by operating activities	44,526	33,302
Cash flows from investing activities:
Acquisition of properties	(43,764)	(47,534)
Development expenditures	(19,199)	(15,821)
Capital expenditures, tenant improvements and leasing commissions	(6,199)	(3,450)
Proceeds from sales of property, net of selling costs	96,415	769
Restricted cash	28,865	11,781
Issuance of notes receivable	—	(577)
Repayments of notes receivable	292	922
Distributions from partially-owned unconsolidated entities	450	3,029
Capital contributions to partially-owned unconsolidated entities	—	(54)
Net cash provided by (used in) investing activities	56,860	(50,935)
Cash flows from financing activities:
Proceeds from dividend reinvestment plan and exercise of stock options	957	1,695
Principal reductions of debt	(811)	(572)
Payment of debt issuance costs	—	(3,991)
Proceeds from borrowings on revolving credit lines	20,000	210,000
Payments on revolving credit lines and overdrafts	(104,489)	(173,434)
Dividends paid to common shareholders	(18,554)	(15,797)
Distributions to noncontrolling partners in CRLP	(1,502)	(1,290)
Net cash (used in) provided by financing activities	(104,399)	16,611
Decrease in cash and cash equivalents	(3,013)	(1,022)
Cash and cash equivalents, beginning of period	11,674	6,452
Cash and cash equivalents, end of period	$8,661	$5,430

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$16,449	$18,715

Supplemental disclosure of non-cash transactions:
Change in accrual of construction expenses and capital expenditures	$(1,984)	$(2,063)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	General Partner Common Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total	Redeemable Common Units
For the three months ended March 31, 2013 and 2012
Balance, December 31, 2011	$1,224,947	$728	$(16,906)	$1,208,769	$159,582
Net income (loss)	(5,974)	9		(5,965)	(488)
Reclassification adjustment for amounts included in net income (loss)			1,532	1,532
Changes in fair value of qualifying hedges			153	153	12
Distributions to common unitholders	(15,797)			(15,797)	(1,290)
Change in interest of limited partners		(14)		(14)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	3,739			3,739
Redemption of partnership units for shares	21			21	(21)
Change in redeemable noncontrolling interest	(7,190)			(7,190)	7,190
Balance, March 31, 2012	$1,199,746	$723	$(15,221)	$1,185,248	$164,985

Balance, December 31, 2012	$1,174,321	$695	$(25,012)	$1,150,004	$162,056
Net income (loss)	5,576	123		5,699	452
Reclassification adjustment for amounts included in net income (loss)			1,783	1,783	144
Changes in fair value of qualifying hedges			67	67	5
Distributions to common unitholders	(18,554)			(18,554)	(1,502)
Change in interest of limited partners		(714)		(714)
Contributions from partners and the Company related to employee stock purchase and dividend reinvestment plans	3,545			3,545
Redemption of partnership units for shares	22			22	(22)
Change in redeemable noncontrolling interest	(8,761)			(8,761)	8,761
Balance, March 31, 2013	$1,156,149	$104	$(23,162)	$1,133,091	$169,894

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST AND COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)
The consolidated condensed financial statements of Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership ("CRLP") have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2012 audited consolidated financial statements of Colonial Properties Trust and Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in the Colonial Properties Trust and Colonial Realty Limited Partnership 2012 Annual Report on Form 10-K.

Note 1 — Organization and Business
As used herein, "Colonial" or the "Trust" means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”) and Colonial Properties Services Limited Partnership (“CPSLP”). The term "the Company" refers to the Trust and CRLP, collectively. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is the sole general partner of, and, as of March 31, 2013, owned a 92.5% limited partner interest in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT, and the Trust's only material asset is its ownership of limited partnership interests in CRLP. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
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
As of March 31, 2013, the Company owned or maintained a partial ownership in:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	115	(2)	34,535	2	646	117	35,181
Commercial properties	6		1,830,000	2	178,000	8	2,008,000
______________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes spaced owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The notes included in this Form 10-Q apply to both the Trust and CRLP, unless specifically noted otherwise. Specifically Note 5 - "Net Income (Loss) Per Share of the Trust", Note 7 - "Equity of the Trust" and Note 8 - "Redeemable Noncontrolling Interests of the Trust" pertain only to the Trust. Note 6 - "Net Income (Loss) Per Unit of CRLP" and Note 9 - "Redeemable Partnership Units of CRLP" pertain only to CRLP.
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements of the Trust and CRLP have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Consolidated Condensed Balance Sheets at December 31, 2012 of the Trust and

CRLP have been derived from the respective audited financial statements at that date, but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent. As of March 31, 2013, the Company did not have any impaired notes receivable.
As of March 31, 2013, the Company had notes receivable of $42.1 million consisting primarily of:

•
$24.2 million outstanding on the construction note, which is secured by the property, for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. On January 31, 2012, the Company and the joint venture amended the note and related loan documents to extend the maturity date to December 2012, fix the annual interest rate at 5.25%, provide for two additional one-year extension options and reduce the joint venture partner's guarantee to $1.3 million. In December 2012, the joint venture opted to extend the maturity date to December 2013 with a fixed interest rate of 5.38%.

•	$16.9 million outstanding on a seller-financing note with a five-year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.

The Company had accrued interest related to its outstanding notes receivable of $0.4 million and $0.3 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company had no reserve recorded against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at March 31, 2013 and December 31, 2012 was approximately 5.5%. Interest income is recognized on an accrual basis.

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

The Company applies ASC 820 in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 3 - "Real Estate Activity"), to its disclosure of the fair value of financial instruments, which principally consists of indebtedness (see Note 12 - "Financing Activities"), to its disclosure of fair value of derivative financial instruments (see Note 13 - "Derivatives and Hedging") and to notes receivable (see below). The following table presents the Company's real estate assets (non-recurring measures) and derivative financial instruments (recurring measures) reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures:

	Fair value measurements as of
($ in thousands)	March 31, 2013
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, including assets held for sale	$2,895	$—	$—	$2,895
Derivative financial instruments	$(23,983)	$—	$(23,983)	$—

Real estate assets

Real estate assets, including assets held for sale, were valued using sales activity for similar assets, current contracts and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, units sales assumptions, cost structure and discount rates and (ii) comparable sales activity, including current offers. The valuation technique and related inputs vary with the specific facts and circumstances of each project.

Derivative financial instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Indebtedness

At March 31, 2013, the estimated fair value of fixed rate debt was approximately $1.86 billion (carrying value of $1.63 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $128.6 million (the "Credit Facility," see Note 12 — Financing Activities - Unsecured Revolving Credit Facility). The Company has determined that the fair value of its fixed and variable rate debt is classified as Level 2 of the fair value hierarchy.

Notes Receivable

The estimated fair value of the Company’s notes receivable at March 31, 2013 and December 31, 2012 was consistent with the carrying values of approximately $42.1 million and $42.4 million, respectively, based on market rates and similar financing arrangements after giving consideration to the credit standing of the borrowers. The Company has determined that the fair value of its notes receivable is classified as Level 3 of the fair value hierarchy.
The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at March 31, 2013. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented above are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.

Accounting Pronouncements Recently Adopted

In February 2013, the FASB issued ASU 2013-02, an update to ASC 220, Comprehensive Income. ASU 2013-02 was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU 2013-02 was adopted by the Company for the fiscal years beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

Note 3 — Real Estate Activity
Acquisition Activity
During the three months ended March 31, 2013, the Company acquired the following multifamily apartment community:

			Effective
Acquisition	Location	Units	Acquisition Date	Purchase Price
				(in millions)
Colonial Grand at Windermere	Orlando, FL	280	March 1, 2013	$43.0
The results of operations of the above mentioned acquisition has been included in the consolidated financial statements since the date of acquisition. This acquisition was funded with proceeds from 2012 asset dispositions and borrowings on the Company's Credit Facility.
The following unaudited pro forma financial information for the three months ended March 31, 2013 and 2012, gives effect to the above operating property acquisition as if it had occurred at the beginning of the period presented. The information for the three months ended March 31, 2013, includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The information for the three months ended March 31, 2012, also includes pro forma results for five acquisitions completed in 2012 as if they had occurred at the beginning of this period. The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Three Months Ended
	March 31,
($ in thousands, except per share data)	2013	2012
Total revenue	$104,486	$98,222
Net income (loss) available to common shareholders	$5,507	$(6,492)
Net income (loss) per common share — dilutive	$0.06	$(0.07)
Disposition Activity
On February 1, 2013, the Company sold Metropolitan Midtown, a commercial asset located in Charlotte, North Carolina, comprised of 170,000 square-feet of office space and 172,000 square-feet of retail space, for an aggregate sales price of $94.4 million. The proceeds from the sale were used to repay a portion of the outstanding balance on the Company's Credit Facility, which is used to fund the Company's multifamily development pipeline.
In addition, during the three months ended March 31, 2013, the Company sold a consolidated parcel of land for an aggregate sales price of $4.9 million. The proceeds from the sale were used to repay a portion of the borrowings under the Company's Credit Facility.

Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as discontinued operations for all periods presented.

Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by the Board of Trustees' investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of March 31, 2013, the Company had classified two multifamily apartment communities, two for-sale developments and three outparcels/pads as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheets of the Trust and CRLP at $35.5 million as of March 31, 2013, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these assets as of March 31, 2013. The operations of the two multifamily apartment communities that are classified as held for sale are reflected in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as discontinued operations for all periods presented.

Below is a summary of the operations of the properties classified as discontinued operations during the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Property revenues:
Minimum rent	$1,679	$6,403
Tenant recoveries	87	438
Other revenue	294	799
Total revenues	2,060	7,640

Property expenses:
Property operating and administrative expense	856	2,943
Depreciation	92	2,626
Amortization	—	208
Total operating expenses	948	5,777

Interest income (expense), net	3	3
Income from discontinued operations before net loss on disposition of discontinued operations	1,115	1,866
Net gain (loss) on disposition of discontinued operations	7,184	(2)
Noncontrolling interest in CRLP from discontinued operations	(621)	(142)
Income from discontinued operations attributable to parent company	$7,678	$1,722
For-Sale Activities
During the three months ended March 31, 2013 and 2012, the Company sold one and two for-sale residential units, respectively, for total sales proceeds of $0.7 million and $1.1 million, respectively. These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the Company’s Credit Facility.
As of March 31, 2013, the Company had four for-sale residential units and 39 lots remaining. These units/lots, valued at a total of $5.3 million, are reflected in "Real estate assets held for sale, net" on the Consolidated Condensed Balance Sheets of the Trust and CRLP at March 31, 2013.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.

Note 4 — Undeveloped Land and Construction in Progress
The Company currently has five active development projects, as set forth in the table below. In addition, the Company owns approximately $203.2 million of undeveloped land parcels that are held for future developments. During the three months ended March 31, 2013, the Company initiated the development of a multifamily apartment community, Colonial Grand at Lake Mary (Phase III). In addition, during the three months ended March 31, 2013, the Company completed the construction of two multifamily apartment community developments: Colonial Grand at Double Creek, a 296-unit multifamily apartment community located in Austin, Texas, at a total cost of $28.3 million; and Colonial Grand at Lake Mary (Phase II), a 108-unit multifamily apartment community located in Orlando, Florida, at a total cost of $12.0 million. Of the future developments listed below, the Company expects to initiate development of at least four additional multifamily apartment communities during

2013. Although the Company believes that it is probable that it will develop certain of the other projects in the future as market conditions dictate, there can be no assurance that the Company will pursue any of these particular or any other future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Ayrsley (Phase II)	Charlotte, NC	81	$5,363
Colonial Grand at Lake Mary (Phase III)	Orlando, FL	132	2,461
Colonial Grand at Randal Lakes	Orlando, FL	462	24,250
Colonial Reserve at South End	Charlotte, NC	353	31,656
		1,028	$63,730
Commercial:
Brookwood West Retail	Birmingham, AL	41,300	$1,943

Total Active Developments			$65,673

Future Developments:
Multifamily:
Colonial Grand at Bellevue (Phase II)	Nashville, TN	220	3,878
Colonial Grand at Randal Park	Orlando, FL	314	6,538
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,042
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Azure	Las Vegas, NV	438	11,520
		1,411	$37,218
Commercial:
Colonial Promenade Huntsville	Huntsville, AL	—	$5,483
Colonial Promenade Nord du Lac (2)	Covington, LA	236,000	25,974
Randal Park		—	10,996
		236,000	$42,453
Other Undeveloped Land:
Multifamily			$1,500
Commercial			37,747
Commercial Outparcels/Pads			17,629
For-Sale Residential Land (3)			66,690
			$123,566
Total Future Developments			$203,237
Consolidated Undeveloped Land and Construction in Progress			$268,910
_______________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
The Company intends to develop this project in phases over time. Costs capitalized to date for this development are presented net of an aggregate of $18.1 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	These costs are presented net of $27.9 million of non-cash impairment charges recorded on two of the projects in prior years.
Interest capitalized on construction in progress during the three months ended March 31, 2013 and 2012 was $0.2 million.

Note 5 — Net Loss Per Share of the Trust
For the three months ended March 31, 2013 and 2012, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common share of the Trust is as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Numerator:
Net income (loss) available to common shareholders	$5,576	$(5,974)
Adjusted by:
Income from discontinued operations	(7,678)	(1,722)
Income allocated to participating securities	(123)	(132)
Loss from continuing operations available to common shareholders	$(2,225)	$(7,828)
Denominator:
Denominator for basic net loss per share — weighted average common shares	87,791	87,012
Effect of dilutive securities	—	—
Denominator for diluted net loss per share — adjusted weighted average common shares	87,791	87,012
For the three months ended March 31, 2013 and 2012, the Trust reported a net loss from continuing operations, and as such, 235,624 and 266,012 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per share because including such shares would be anti-dilutive. For the three months ended March 31, 2013 and 2012, 557,149 and 716,865 outstanding share options, respectively, were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 6 — Net Loss Per Unit of CRLP
For the three months ended March 31, 2013 and 2012, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common unit of CRLP is as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Numerator:
Loss from continuing operations	$(2,148)	$(8,317)
Adjusted by:
Income allocated to participating securities	(123)	(132)
Noncontrolling interest of limited partners - continuing operations	(123)	(9)
Loss from continuing operations available to common unitholders	$(2,394)	$(8,458)
Denominator:
Denominator for basic net loss per unit — weighted average common units	94,944	94,181
Effect of dilutive securities	—	—
Denominator for diluted net loss per unit — adjusted weighted average common units	94,944	94,181
For the three months ended March 31, 2013 and 2012, CRLP reported a net loss from continuing operations, and as such, 235,624 and 266,012 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the three months ended March 31, 2013 and 2012, 557,149 and 716,865 outstanding share options (and a corresponding number of units), respectively, were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

Note 7 — Equity of the Trust

The following table presents the changes in the issued common shares of beneficial interest of the Trust since December 31, 2012 (but excludes 7,151,752 and 7,152,752 units of CRLP at March 31, 2013 and December 31, 2012, respectively, each of which is redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Trust, one common share):

Issued at December 31, 2012 (1)	93,835,794
Common shares issued through dividend reinvestments	98,663
Restricted shares issued (cancelled), net	47,574
Redemption of CRLP units for common shares	1,000
Issuances under other employee and nonemployee share plans	159,909
Issued at March 31, 2013 (1)	94,142,940
___________________

(1)	Includes 5,623,150 treasury shares.

Note 8 — Redeemable Noncontrolling Interests of the Trust
Redeemable noncontrolling interests – Common units, as presented on the Trust's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At March 31, 2013 and December 31, 2012, the value of these redeemable noncontrolling interests was $169.9 million and $162.1 million, respectively, based on the closing price of the Trust's common shares of $22.61 per share and $21.37 per share, respectively, on those dates.
Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the three months ended March 31, 2013, holders redeemed 1,000 units in exchange for an equal number of the Trust's common shares.

Note 9 — Redeemable Partnership Units of CRLP
Redeemable units, as presented on CRLP's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At March 31, 2013 and December 31, 2012, the value of the redeemable units was $169.9 million and $162.1 million, respectively, based on the closing price of the Trust's common shares of $22.61 per share and $21.37 per share, respectively, on those dates.
Holders of common units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Trust's common shares, if and when the Board of Trustees of the Trust declares such a dividend. Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the three months ended March 31, 2013, holders redeemed 1,000 units in exchange for an equal number of the Trust's common shares.

Note 10 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.

Multifamily management is responsible for all aspects of the Company’s multifamily property operations, including the management and leasing services for 117 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which the Company does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company’s commercial property operations, including the management and leasing services for eight commercial properties, as well as third-party management services for commercial properties in which the Company does not have an ownership interest, and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income/loss from continuing operations and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues (including minimum rent and other property-related revenue) less total property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Same-property NOI is defined as property revenues (including minimum rent and other property-related revenue) less property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising) for the Company's consolidated multifamily apartment communities owned for the entirety of the periods presented. Same-property communities may be adjusted during the year to account for properties that have been sold. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income/loss from continuing operations before noncontrolling interest for the three months ended March 31, 2013 and 2012, total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of March 31, 2013 and December 31, 2012.

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Revenues:
Segment revenues:
Multifamily - Same Property (1)	$86,613	$82,293
Multifamily - Other (2)	9,158	5,548
Total multifamily	95,771	87,841
Commercial	10,746	17,717
Total segment revenues	106,517	105,558
Partially-owned unconsolidated entities - Multifamily	(292)	(471)
Partially-owned unconsolidated entities - Commercial	(457)	(4,794)
Other non-property related revenue	178	1,344
Discontinued operations property revenue	(2,060)	(7,640)
Total consolidated revenues	$103,886	$93,997

NOI:
Segment NOI:
Multifamily - Same Property (1)	$53,393	$49,987
Multifamily - Other (2)	4,559	2,572
Total multifamily	57,952	52,559
Commercial	7,088	11,986
Total segment NOI	65,040	64,545
Partially-owned unconsolidated entities - Multifamily	(156)	(254)
Partially-owned unconsolidated entities - Commercial	(343)	(3,087)
Other non-property related revenue	178	1,344
Discontinued operations property NOI	(1,204)	(4,697)
Property management expense	(4,416)	(2,846)
General and administrative expense	(4,787)	(5,767)
Management fees and other expenses	(250)	(2,045)
Investment and development expenses (3)	(400)	(387)
Depreciation	(31,626)	(29,551)
Amortization	(1,775)	(1,872)
Impairment and other losses	(90)	(500)
Income from operations	20,171	14,883
Total other income (expense), net	(22,319)	(23,200)
Loss from continuing operations	$(2,148)	$(8,317)

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Development and Capitalized Expenditures:
Multifamily	$22,228	$17,678
Commercial	3,261	1,384
Corporate	33	104
Total consolidated development and capitalized expenditures	$25,522	$19,166

	As of
	March 31,	December 31,
($ in thousands)	2013	2012
Assets:
Segment assets:
Multifamily	$2,698,294	$2,669,843
Commercial	365,608	450,582
Total segment assets	3,063,902	3,120,425
Unallocated corporate assets (4)	129,190	165,783
Colonial Properties Trust	$3,193,092	$3,286,208
Corporate assets specific to Colonial Properties Trust	(110)	(48)
Colonial Realty Limited Partnership	$3,192,982	$3,286,160
______________________

(1)	Consists of 103 consolidated multifamily communities, containing 31,436 apartment units, continuously owned since January 1, 2012.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(4)	Includes the Company's investment in partially-owned entities of $7.7 million and $7.8 million as of March 31, 2013 and December 31, 2012, respectively.

Note 11 — Investment in Partially-Owned Entities
Investments in unconsolidated partially-owned entities at March 31, 2013 and December 31, 2012 consisted of the following:

		As of
	Percent	March 31,	December 31,
($ in thousands)	Owned	2013	2012
Multifamily:
Belterra, Ft. Worth, TX	10%	$212	$300
CG at Huntcliff, Atlanta, GA	20%	1,158	1,195
CG at McKinney, Dallas, TX (1)	25%	1,715	1,715
Regents Park (Phase II), Atlanta, GA (1)	40%	2,455	2,460
Total Multifamily		$5,540	$5,670

Commercial:
600 Building Partnership, Birmingham, AL	33%	345	357
Colonial Promenade Smyrna, Smyrna, TN	50%	1,801	1,683
Highway 150, LLC, Birmingham, AL	—%	—	50
Total Commercial		$2,146	$2,090

Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50%	16	17
Total Other		$16	$17

Net investment in partially-owned entities		$7,702	$7,777
___________________

(1)	These joint ventures consist of undeveloped land.

In January 2013, the Company sold its 10% noncontrolling interest in Colonial Promenade Hoover (Highway 150, LLC), a 172,000 square-foot (excluding anchor-owned square feet) retail asset located in Birmingham, Alabama. The Company received $0.5 million in cash and was released from its pro-rata share of the mortgage debt, which was $1.5 million. The proceeds from the sale were used to repay a portion of the outstanding balance on the Company's Credit Facility. As a result of this transaction, the Company is no longer liable for the guarantee, pursuant to which the Company served as a guarantor of $1.0 million of debt related to the joint venture.
Effective December 31, 2012, the Company disposed of its 10% noncontrolling interest in the Bluerock office portfolio, which consisted of nine office assets comprising 1.7 million square feet located in Huntsville, Alabama. As a result of the transaction, the Company recognized a gain of approximately $7.4 million (presented in “Income from partially-owned unconsolidated entities” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss)), the majority of which had been deferred since the formation of the Bluerock entity in 2007. Pursuant to the transaction, the Company received $2.0 million in cash, of which $1.3 million was related to the management agreement buyout and $0.7 million was related to the purchase of the Company's equity interest in the portfolio. Also, as a result of the transaction, the Company no longer has responsibility for $10.7 million of associated mortgage debt and $7.9 million of other liabilities, which represents the Company's pro-rata share of these items. The Company transitioned management and leasing responsibilities as of January 31, 2013. As a result of this transaction, the Company no longer has an equity interest in this portfolio.
In October 2012, the Company purchased Colonial Grand at Research Park, a 370-unit multifamily apartment community located in Raleigh, North Carolina, for $38.0 million, of which $21.3 million was used to repay existing property specific debt at closing. Prior to the acquisition, the Company owned a 20% noncontrolling interest in the joint venture that owned the property. In accordance with ASC 805, the Company re-measured its former noncontrolling interest to fair value and recognized a gain of $2.8 million on the transaction (presented in “Income from partially-owned unconsolidated entities” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss)). As a result of the transaction, the Company began presenting Colonial Grand at Research Park in the Company's consolidated financial statements beginning October 1, 2012. This acquisition was funded with proceeds from asset dispositions and borrowings on the Company's Credit Facility.
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
Effective June 30, 2012, the Company's remaining 15% noncontrolling interest in the 18-asset DRA/CLP joint venture was redeemed by the joint venture in exchange for $2.0 million, and the Company is no longer responsible for approximately $111.3 million of mortgage debt, which represented the Company's pro rata share of the joint venture's mortgage debt. The $2.0 million contingent consideration is payable to the Company following the occurrence of one or more capital events and after certain returns have been achieved with respect to additional capital expected to be invested in the joint venture by other members of the joint venture. However, the Company has assigned no value to this consideration. In addition, the Trust was released from a $4.1 million contingent liability, which represented the Trust's pro rata share of a guaranty obligation resulting from a debt guaranty provided by the joint venture. As a result of the transaction, during the second quarter of 2012, the Company recognized a gain of approximately $21.9 million (presented in “Income from partially-owned unconsolidated entities” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss)), the majority of which had been deferred since the formation of the DRA/CLP joint venture in 2007. The gain is net of a $3.2 million non-cash impairment charge, which represents the Company's pro-rata share of an impairment recorded by the joint venture. Along with the redemption of its interest in the DRA/CLP joint venture, the Company has reduced its workforce in the commercial segment by a total of 27 employees through the elimination of certain positions. As a result, approximately $1.4 million in termination benefits and severance-related charges are included in “Income from partially-owned unconsolidated entities” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012. Of the $1.4 million in charges, $0.2 million is unpaid and reflected in “Accrued expenses” on the Company's Consolidated Balance Sheets of the Trust and CRLP as of March 31, 2013. The Company transitioned the management of the properties and certain leasing responsibilities to a third party as of September 30, 2012. As a result of this transaction, the Company no longer has an interest in this joint venture.
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

Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the respective dates of the Company’s acquisitions is as follows:

	As of
	March 31,	December 31,
($ in thousands)	2013	2012
Balance Sheet
Assets
Land, building and equipment, net	$75,503	$92,366
Construction in progress	17,386	12,701
Other assets	3,273	10,347
Total assets	$96,162	$115,414
Liabilities and partners’ equity
Notes payable (1)	$68,251	$83,738
Other liabilities	1,883	2,238
Partners’ equity	26,028	29,438
Total liabilities and partners’ equity	$96,162	$115,414
___________________

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at March 31, 2013 and December 31, 2012, was $19.1 million and $20.7 million, respectively.

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Statement of Operations
Revenues	$2,981	$35,136
Operating expenses	(1,142)	(12,865)
Interest expense	(888)	(15,362)
Depreciation, amortization and other	(714)	(12,100)
Net income (loss) (1)	$237	$(5,191)
___________________

(1)
In addition to including the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income from partially-owned unconsolidated entities” of $0.7 million for each of the three months ended March 31, 2013 and 2012, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Note 12 — Financing Activities

Unsecured Revolving Credit Facility

On March 30, 2012, CRLP, with the Trust as guarantor, entered into a $500.0 million unsecured revolving Credit Facility with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the lenders, and certain other financial institutions party thereto as agents and lenders. The Credit Facility has a maturity date of March 29, 2016, with a one-year extension option, which may be exercised as long as there is no existing default and upon payment of a 0.20% extension fee. The Credit Facility includes an accordion feature that allows the total commitments to be increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a lender under the Credit Facility.

The spread over LIBOR for syndicated borrowings under the Credit Facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of March 31, 2013, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc., or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

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

Both the Credit Facility and term loan agreements (described below) under "Senior Unsecured Term Loans" require that CRLP satisfy similar financial and operational covenants, including the following:

	As of
	March 31, 2013	Requirements:
Fixed Charge Ratio	2.4x	>1.5x
Debt to Total Asset Value Ratio	43%	<60.0%
Secured Debt to Total Asset Value Ratio	17%	<40.0%
Unencumbered Leverage Ratio	42%	<62.5%
Permitted Investments Ratio	10%	<30.0%
Tangible Net Worth ($ in billions)	$2.1	$1.0

At March 31, 2013, the Company was in compliance with these covenants.

In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo, which was amended and restated in April 2012 (the "Cash Management Line"). As amended, the Cash Management Line has a maturity date of March 29, 2016.

The Credit Facility and the cash management line had an outstanding balance at March 31, 2013 of $116.2 million, including $110.0 million outstanding on the Credit Facility and $6.2 million outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the Cash Management Line was 1.60% and 1.64% as of March 31, 2013 and 2012, respectively.

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

Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan. As of March 31, 2013, the term loan had an outstanding balance of $150.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 13 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial rate of 2.71%, based on an initial margin of 1.60%. The term loan matures on May 11, 2017 and may be prepaid, in whole or in part, at any time, without premium or penalty. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility. In connection with this new term loan agreement, the Company amended the 2011 term loan agreement described below, as well as the Company's March 2012 credit agreement, to conform certain defined terms and the language in certain covenants among the three loans and to reflect the new May 2012 term loan.
On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of March 31, 2013, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 13 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. During 2012, CRLP's senior unsecured debt rating was upgraded to Baa3, therefore reducing the interest rate to 4.55%. The term loan matures on August 1, 2018 and may be prepaid, in whole or in part, at any time, subject to a prepayment premium of 2% for amounts prepaid on or prior to July 22, 2013 and 1% for amounts prepaid after July 22, 2013 but prior to July 23, 2014. There is no prepayment premium for amounts prepaid after July 22, 2014. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility.

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

Note 13 — Derivatives and Hedging
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
As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$400,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets of the Trust and CRLP as of March 31, 2013 and December 31, 2012, respectively.

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
($ in thousands)	Sheet Location	3/31/2013	12/31/2012	Sheet Location	3/31/2013	12/31/2012

Interest Rate Swap	Other Assets	$—	$—	Other Liabilities	$(23,983)	$(25,862)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the three months ended March 31, 2013 and 2012, respectively.

	Amount of Gain/			Amount of Gain/
	(Loss) Recognized			(Loss) Reclassified
($ in thousands)	in OCI on			from OCI
	Derivative			into Income
	(Effective Portion)			(Effective Portion)
Location of Gain/
Derivatives in			(Loss) Reclassified
ASC 815 Cash			from Accumulated
Flow Hedging	Three Months Ended		OCI into Income	Three Months Ended
Relationships	3/31/2013	3/31/2012	(Effective Portion)	3/31/2013	3/31/2012

Interest Rate Swaps	$72	$165	Interest Expense	$(1,927)	$(1,532)

Credit-Risk-Related Contingent Features
The Company has an agreement with its derivatives counterparty that contains a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2013, the fair value of the derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $25.5 million. As of March 31, 2013, the Company has not posted any collateral related to this agreement. If the Company had breached any of its provisions at March 31, 2013, it could have been required to settle its obligations under the agreement at its termination value of $25.5 million.

Note 14 — Contingencies and Other Arrangements
During the fourth quarter 2012, the Company recorded $4.2 million related to required infrastructure repairs on Colonial Promenade Alabaster II. This retail asset was developed and sold by CPSI, and therefore was expensed as additional development costs in "(Loss) gain on sale of property" in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.
As of March 31, 2013, the Company is self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

Note 15 — Legal Proceedings
Colonial Grand at Traditions Litigation
As previously disclosed, CRLP and SM Traditions Associates, LLC ("SM") formed TA-Colonial Traditions LLC ("TA") to develop the Colonial Grand at Traditions located in Gulf Shores, Alabama. Thereafter, TA entered into a construction loan agreement for $34.1 million with Regions Bank ("Regions"). The Trust and SM each guaranteed up to $3.5 million of the principal amount of the loan, for an aggregate of up to $7.0 million of the construction loan obtained by TA. In October 2010, Regions, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from TA and demanding payment on the guarantees from the Trust and SM.

In June 2011, CRLP, the Trust, Colonial Properties Services, Inc. and Colonial Construction Services, LLC (collectively, the "Colonial Companies") purchased the outstanding note and related loan documents from a successor of Regions. The Colonial Companies were substituted as the plaintiffs in the action. In August 2011, CRLP foreclosed the mortgage securing repayment of the note and CRLP acquired title to the property. Separately, SM filed claims against the Colonial Companies relating to the development and construction of the Colonial Grand at Traditions, including breach of the management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duties. On February 1, 2013, a Baldwin County, Alabama, jury awarded SM $6.7 million in compensatory damages and $6.0 million in punitive damages for a total of $12.7 million.  The jury also returned verdicts in favor of SM and TA with respect to the Colonial Companies' claims on the note and guaranty. Subsequent to the entry of the verdicts, the Colonial Companies filed post-trial motions requesting that the Court enter judgments in their favor and against TA on the note and against SM on the guaranty. The Colonial Companies also requested that the court vacate the verdict in favor of SM and entered judgments as a matter of law in favor of the Colonial Companies on all of SM's claims or, in the alternative, grant the Colonial Companies a new trial. The Colonial Companies, SM and TA have each requested the Court award them attorney's fees and costs pursuant to various agreements, and each party has filed oppositions to the other's request for an award of such fees and expenses. The parties are awaiting the Court's ruling.
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
Mira Vista at James Island Litigation
As previously disclosed, the Trust and CRLP, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Mira Vista at James Island in Charleston, South Carolina. Mira Vista was acquired by certain of the Company's subsidiaries after the units were constructed and operated as a multifamily rental project. The condominium conversion occurred in 2006 and all 230 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County, in March 2010, against various parties involved in the development, construction and conversion of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking $41.0 million of damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.
UCO Litigation
The Company is involved in a contract dispute with a general contractor and three of its officers/managers in connection with construction cost overruns with respect to five for-sale projects which were being developed in a joint venture, CPSI-UCO, LLC. The President of the contractor is affiliated with the Company's joint venture partner.
In connection with the dispute, in January 2008, the contractor and three managers filed a lawsuit in the Circuit Court of Baldwin County against the Trust, Colonial Properties Services, Inc., CPSI-UCO, LLC, CPSI-UCO Grander, LLC, CPSI-UCO Spanish Oaks, LLC; CPSI-UCO Cypress Village I, LLC; CPSI-UCO Cypress Village II, and CPSI Cypress Village III, LLC alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, seeking $10.3 million in damages, plus consequential and punitive damages. In December 2011, following a jury trial, the plaintiffs were awarded compensatory damages of approximately $4.8 million for their claims against all defendants and the defendants were awarded compensatory damages of approximately $0.5 million for their claims against the President of the contractor. The jury also found that the contractor breached its contract. In January 2012, the plaintiffs filed post-trial motions, including a request for an amendment to the judgment to add approximately $4.8 million for attorneys' fees, interest and costs. The defendants filed a motion for a new trial and opposed the award of attorney's fees to the plaintiffs. In the fourth quarter 2012, the Company recorded charges of $8.2 million related to a proposed settlement with respect to the UCO litigation. The charges were comprised of an increase in the loss contingency accrual of $4.9 million (in addition to the $3.3 million loss contingency accrual previously recorded with respect to this litigation matter in the fourth quarter 2011) and a $3.3 million non-cash impairment charge on certain for-sale residential lots in the Cypress Village development proposed to be included as part of the settlement. Settlement negotiations between the parties involving the settlement, including transfer of these tracts of land, are continuing. However, no assurance can be given that such settlement discussions will be successful, that this matter will be resolved in the Company's favor or that additional charges will not be taken in future periods.
Grander Litigation
The Trust, Colonial Properties Services, Inc., Marion Uter, UCO Partners, LLC, UCO Development, LLC, UCO Construction, LLC, UCO, LLC, CPSI-UCO Grander, LLC, and CPSI-UCO, LLC were sued by five individual purchasers of condominium units in The Grander alleging breach of contract, fraud, construction deficiencies and misleading sales practices. In April 2011, an arbitrator awarded rescission rights in favor of the purchasers against CPSI-UCO Grander, LLC. The purchasers originally filed suit in state court against, among others, the Trust and Colonial Properties Services, Inc. After the arbitration award, the purchasers filed a motion seeking to enforce the arbitration award against the Trust and Colonial Properties Services, Inc. under a side letter agreement that was not considered by the arbitrator. The court granted the motion against the Trust and Colonial Properties Services, Inc. Post-arbitration appeals are being pursued by the parties, but no prediction of the likelihood or the amount of any resulting loss or recovery can be made at this time, and no assurance can be given that the matter will be resolved favorably. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.
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
The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that the Company considers in this assessment, including with respect to the matters disclosed in this Note 15, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, the Company's experience in similar matters, the facts available to the Company at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding or claim. The Company's assessment of these factors may change over time as individual proceedings or claims progress. For matters where the Company is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where the Company believes a reasonable estimate of loss, or range of loss, can be made. In such instances, the Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.
As of March 31, 2013 and December 31, 2012, the Company's accrual for loss contingencies was $27.2 million and $26.8 million in the aggregate, respectively.

Note 16 — Subsequent Events
Disposition
On April 17, 2013, the Company sold Colonial Reserve at West Franklin, a 332-unit multifamily apartment community located in Richmond, Virginia, for $23.8 million. The Company intends to use the proceeds from the sale to fund future investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code, as amended, (the "Code") as part of its multifamily recycling strategy.
Financing
On April 15, 2013, the Company's outstanding 6.150% senior note matured, which the Company satisfied with an aggregate payment of $102.6 million ($99.5 million of principal and $3.1 million of accrued interest) using borrowings under the Company's Credit Facility.

Distributions
On April 24, 2013, the Board of Trustees of the Trust declared a cash distribution to shareholders of the Trust in the amount of $0.21 per common share and to partners of CRLP in the amount of $0.21 per common unit, totaling approximately $20.1 million. The distributions were declared to shareholders and partners of record as of May 6, 2013 and will be paid on May 13, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.5% limited partner interest as of March 31, 2013. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”) and Colonial Properties Services, Inc. (“CPSI”).
The following discussion and analysis of the consolidated condensed financial condition and consolidated condensed results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates’, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s and CRLP’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Such factors include, among others, the following:

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

•
other risks identified in the 2012 Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders from investments in commercial assets and by pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 125 properties as of March 31, 2013, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of March 31, 2013, we owned or maintained a partial ownership in:

	Consolidated Properties		Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	115	(2)	34,535	2	646	117	35,181
Commercial properties	6		1,830,000	2	178,000	8	2,008,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.
In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of March 31, 2013, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 96.0% and 91.2% occupied, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of March 31, 2013, held approximately 92.5% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
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

Business Strategy and Outlook

As previously disclosed, our business directives for 2013 are to advance the Company, fortify our balance sheet and enhance our portfolio. We intend to advance the Company's multifamily business by completing the projects we have in our development pipeline as well as initiating the development of several additional multifamily communities in 2013 on land we already own. We also intend to advance the Company through continued expansion of our core operations with the focus on quality of earnings from our multifamily product, which we are continually improving. We intend to fortify our balance sheet by continuing to reduce our overall debt levels, primarily through the sale of commercial assets, and improving our financial ratios through improved earnings. We intend to enhance our portfolio by reducing the average age of our assets, increasing average rents and reducing our capital expenditures, each through our multifamily asset recycling program, and by bringing new developments on-line, successfully within budget and on schedule. In addition, we intend to further focus our portfolio by continuing to reduce our commercial asset exposure.

Executive Summary of Results of Operations

The following discussion of results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP and related notes thereto included in Item 1 of this Form 10-Q.

For the three months ended March 31, 2013, the Trust reported net income available to common shareholders of $5.6 million, compared with a net loss available to common shareholders of $6.0 million for the comparable prior year period. For the three months ended March 31, 2013, CRLP reported net income available to common unitholders of $6.0 million, compared with a net loss available to common unitholders of $6.5 million for the comparable prior year period.

The principal factors that influenced our results from continuing operations for the three months ended March 31, 2013 include:

•
a 5.3% increase in multifamily same-property revenue from continuing operations, from $81.0 million for the three months ended March 31, 2012 to $85.3 million for the three months ended March 31, 2013, primarily as a result of an improvement in lease rates and a consistently high occupancy level. In addition, multifamily same-property expenses from continuing operations increased 2.7%, from $31.8 million for the three months ended March 31, 2012 to $32.7 million for the three months ended March 31, 2013. Overall, these changes resulted in an 6.9% increase in multifamily same-property net operating income from continuing operations when compared with the first quarter of 2012 (same-property results from continuing operations excludes the results of operations from two multifamily same-property apartment communities, which are currently classified as held for sale) (see Note 10 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”);

•
the inclusion of the results of operations from Colonial Grand at Windermere, a 280-unit multifamily apartment community located in Orlando, Florida. This acquisition was completed during the three months ended March 31, 2013; and

•
the inclusion of the results of operations from Colonial Grand at Double Creek, a 296-unit multifamily apartment community located in Austin, Texas, and Colonial Grand at Lake Mary (Phase II), a 108-unit multifamily apartment community located in Orlando, Florida. Construction was completed for these developments during the three months ended March 31, 2013.

Results of Operations
Comparison of the Three Months Ended March 31, 2013 and 2012
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $103.7 million for the three months ended March 31, 2013, compared to $92.7 million for the same period in 2012. The components of property-related revenues for the three months ended March 31, 2013 and 2012 are:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2012 to 2013
Minimum rent	$84,843	82%	$77,240	83%	10%
Tenant recoveries	2,495	2%	2,566	3%	(3)%
Other property-related revenue	16,370	16%	12,847	14%	27%
Total property-related revenues	$103,708	100%	$92,653	100%	12%
The increase in total property-related revenues of $11.1 million for the three months ended March 31, 2013, as compared to the same period in 2012, is primarily attributable to an increase in rental rates at our multifamily same-property apartment communities and an increase in minimum rent resulting from properties acquired and properties developed and placed into service since January 1, 2012. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	March 31,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	85,330	81,041	4,289
Acquisitions (2)	3,869	—	3,869
Developments	3,060	362	2,698
Other (3)	11,449	11,250	199
	$103,708	$92,653	$11,055
 _____________________________

(1)
Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations. Excludes two consolidated multifamily communities, containing 498 apartment units, continuously owned since January 1, 2012, which are classified in discontinued operations.

(2)	Includes five multifamily communities acquired since January 1, 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the five multifamily communities acquired since January 1, 2012.
Property-related revenues for our multifamily same-property communities classified in continuing operations increased $4.3 million, or 5.3%, for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to improvements in lease rental rates while maintaining consistently high occupancy levels. During the quarter, rents decreased an average of 0.4% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 7.0% over the expiring lease for the same unit. As a result, average monthly revenue per unit for our multifamily same-property communities increased to $959 per unit for the three months ended March 31, 2013 compared to $917 per unit for the same period in 2012. Average occupancy for our multifamily same-property communities was 95.7% for the three months ended March 31, 2013 compared to 95.2% for the three months ended March 31, 2012.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $0.2 million for the three months ended March 31, 2013, compared to $1.3 million for the same period in 2012. The $1.1 million decrease is attributable to the loss, since March 31, 2012, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses
Total property-related expenses were $40.4 million for the three months ended March 31, 2013, compared to $36.1 million for the same period in 2012. The components of property-related expenses for the three months ended March 31, 2013 and 2012 are:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2012 to 2013
Property operating expenses	$27,340	68%	$25,271	70%	8%
Taxes, licenses and insurance	13,031	32%	10,875	30%	20%
Total property-related expenses	$40,371	100%	$36,146	100%	12%
The increase in total property-related expenses of $4.2 million for the three months ended March 31, 2013, as compared to the same period in 2012, is primarily attributable to operating expenses associated with properties acquired and properties developed and placed into service since January 1, 2012. The increase in expenses at our same-property apartment communities is primarily due to an increase in property taxes. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	March 31,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	32,662	31,795	867
Acquisitions (2)	1,651	—	1,651
Developments	1,643	300	1,343
Other (3)	4,415	4,051	364
	$40,371	$36,146	$4,225
 _____________________________

(1)
Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations. Excludes two consolidated multifamily communities, containing 498 apartment units, continuously owned since January 1, 2012, which are classified in discontinued operations.

(2)	Includes five multifamily communities acquired since January 1, 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the five multifamily communities acquired since January 1, 2012.
Property management expense
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. Property management expenses were $4.4 million for the three months ended March 31, 2013, compared to $2.8 million for the same period in 2012. The $1.6 million increase in expenses is primarily attributable to a reallocation of management salaries and software costs from management fee expenses as a result of the disposition of our interests in certain joint ventures.
General and administrative expense
General and administrative expenses were $4.8 million for the three months ended March 31, 2013, compared to $5.8 million for the same period in 2012. The $1.0 million decrease in expenses in 2013 is primarily attributable to a decrease in salaries and incentive compensation expense.
Management fees and other expenses
Management fees and other expenses consist of property management and other services provided to third parties, primarily consisting of salaries and incentive compensation, leasing commissions and legal expenses. Management fees and other expenses were $0.3 million for the three months ended March 31, 2013, compared to $2.0 million for the same period in 2012. The $1.7 million decrease in expenses is primarily attributable to the termination of management contracts in connection with the disposition of our interests in certain joint ventures or the termination of other management contracts owned by third-parties since March 31, 2012.
Depreciation

Depreciation was $31.6 million for the three months ended March 31, 2013, compared to $29.6 million for the same period in 2012. The increase in depreciation expense of $2.1 million was primarily attributable to expenses associated with properties acquired and properties developed and placed into service since January 1, 2012, as follows:

	Three Months Ended		Change
	March 31,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	25,068	25,214	(146)
Acquisitions (2)	1,594	—	1,594
Developments	1,309	127	1,182
Other (3)	3,655	4,210	(555)
	$31,626	$29,551	2,075
_____________________________
Footnotes on following page

(1)
Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations. Excludes two consolidated multifamily communities, containing 498 apartment units, continuously owned since January 1, 2012, which are classified in discontinued operations.

(2)	Includes five multifamily communities acquired since January 1, 2012.

(3)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities and the five multifamily communities acquired since January 1, 2012.
Interest expense
Interest expense was $22.2 million for the three months ended March 31, 2013, compared to $23.1 million for the same period in 2012. The $0.9 million decrease in expense is primarily attributable to the pay-off of an $80.0 million 6.875% unsecured senior note in August 2012, net of the issuance of a $150.0 term loan at an all-in interest rate of 2.71% in May 2012.
Net income from discontinued operations

Income from discontinued operations includes the operations of two multifamily apartment communities currently classified as held for sale. In addition, it includes the operations from all assets disposed of in 2013 and 2012. Gain on disposal of discontinued operations for the three months ended March 31, 2013 is primarily attributable to the approximate $7.2 million gain recognized on the sale of Metropolitan Midtown, a commercial asset located in Charlotte, North Carolina.

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
With $99.5 million of debt maturing in 2013 (which was repaid on April 15, 2013 subsequent to quarter end), we believe that cash generated from operations, dispositions of assets and borrowings under our credit facility (the "Credit Facility", discussed below under — Liquidity and Capital Resources — Unsecured Revolving Credit Facility and Cash Management Line) will be sufficient to allow us to execute our 2013 business directives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.
Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:
Operating activities - Net cash provided by operating activities increased to $44.5 million for the three months ended March 31, 2013 from $33.3 million for the comparable prior year period. The change was primarily driven by an increase in operating performance at our same-property multifamily apartment communities, the inclusion of the results of operations from properties acquired and developments placed into service since January 1, 2012 and by changes attributable to the timing of payments relating to accrued expenses and accounts payable. For the remainder of 2013, we expect cash flows from operating activities to be higher than in 2012 due to acquisitions and developments placed into service in 2012 and acquisitions and developments we expect to place into service in 2013.
Investing activities - Net cash provided by investing activities was $56.9 million for the three months ended March 31, 2013, compared to net cash used in investing activities of $50.9 million for the comparable prior year period. The change is primarily the result of increased disposition activity in the three months ended March 31, 2013 when compared to the same period in the prior year, which is largely attributable to the sale of Metropolitan Midtown, which generated proceeds of $94.4 million. In addition, we had decreased acquisition activity in the three months ended March 31, 2013, net of restricted cash used from a tax-deferred exchange under Section 1031 of the Code, when compared to the same period in the prior year. As we continue to explore growth through potential acquisitions and developments, we expect our cash flow used in investing activities to be consistent with or slightly lower than 2012.
Financing activities - Net cash used in financing activities was $104.4 million for the three months ended March 31, 2013, compared to net cash provided by financing activities of $16.6 million for the comparable prior year period. The change was primarily driven by a reduction in borrowings and payments on our revolving credit lines.
The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. We continue to see strong multifamily fundamentals, such as high occupancy rates, positive lease rates over the expiring leases and a lower homeownership rate, which all are positive developments for the multifamily industry.
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
Our ability to raise funds through sales of common shares and preferred shares of the Trust in the future is dependent on, among other things, general market conditions for REITs, market perceptions about our Company and the current trading price of the Trust's common shares. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not be consistently available on terms that are attractive or at all.
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
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the three months ended March 31, 2013, we sold assets (or our interests in assets) for aggregate proceeds of approximately $100.4 million ($100.0 million from the sale of consolidated assets and $0.4 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). The proceeds were used to repay a portion of outstanding borrowings under our credit facility.
At March 31, 2013, our total outstanding debt balance was $1.76 billion. The outstanding balance includes fixed-rate debt of $1.63 billion, or 92.7% of the total debt balance, and variable-rate debt of $128.6 million, or 7.3% of the total debt balance. As further discussed below, at March 31, 2013, we had an unsecured revolving Credit Facility providing for total borrowings of up to $500.0 million and the Cash Management Line providing for borrowings up to $35.0 million. The Cash Management Line was amended and restated in April 2012, as discussed below.

Unsecured Revolving Credit Facility and Cash Management Line

On March 30, 2012, CRLP, with the Trust as guarantor, entered into a $500.0 million unsecured revolving Credit Facility with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the lenders, and certain other financial institutions party thereto as agents and lenders. The Credit Facility has a maturity date of March 29, 2016, with a one-year extension option, which may be exercised as long as there is no existing default and upon payment of a 0.20% extension fee. The Credit Facility includes an accordion feature that allows the total commitments to be increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a lender under the Credit Facility.

The spread over LIBOR for syndicated borrowings under the Credit Facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of March 31, 2013, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc. or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

In addition to the Credit Facility, we have a $35.0 million Cash Management Line provided by Wells Fargo which was amended and restated in April 2012. The amended and restated Cash Management Line has a maturity date of March 29, 2016.

The Credit Facility and the Cash Management Line had an outstanding balance at March 31, 2013 of $116.2 million, including $110.0 million outstanding on the Credit Facility and $6.2 million outstanding on the Cash Management Line. The weighted average interest rate of the Credit Facility and the Cash Management Line was 1.60% and 1.64% as of March 31, 2013 and March 31, 2012, respectively.
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
The Credit Facility contains various ratios and covenants that are more fully described in Note 12 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. As of March 31, 2013, we were in compliance with these covenants.
Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "2012 Term Loan Agreement") with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan. As of March 31, 2013, the term loan had an outstanding balance of $150.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. The interest rate of the term loan is fixed through maturity at an all-in initial interest rate of 2.71%, based on the initial margin of 1.60% pursuant to two interest rate swaps. The term loan matures on May 11, 2017. The 2012 Term Loan Agreement contains various covenants and events of default that are more fully described in Note 12 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our Credit Facility.

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "2011 Term Loan Agreement") with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of March 31, 2013, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. We entered into two interest rate swaps to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. During 2012, CRLP's senior unsecured debt rating was upgraded to Baa3, therefore reducing the interest rate to 4.55%. The term loan matures on August 1, 2018. The 2011 Term Loan Agreement contains various covenants and events of default that are more fully described in Note 12 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our Credit Facility.

Capital Investments / Cost Capitalization
The following table summarizes our capital investments and capitalized costs, consisting of costs associated with acquisition of assets, as well as development expenditures and other capitalized expenditures for our consolidated assets, for the three months ended March 31, 2013 and 2012:

($ in thousands)	Three Months Ended
	March 31,
	2013	2012

Multifamily Acquisitions	$43,000	$45,000

Developments:
Multifamily	$16,825	$13,865
Commercial	2,386	1,265
For Sale / Other	111	710
Total Developments	$19,322	$15,840

Capital Expenditures:
Multifamily Capital Expenditures	$5,292	$3,103
Commercial Capital Expenditures	$875	$119
For the three months ended March 31, 2013 and 2012, our multifamily capital expenditures were $154 per unit and $90 per unit, respectively. For 2013, we estimate that capital expenditures per unit for our multifamily apartment communities will be slightly lower than those in 2012, which were approximately $745 per unit.

We capitalize interest, real estate taxes and certain internal personnel and associated costs related to projects under development, construction and rehabilitation. The incremental personnel and associated costs are capitalized to the projects under development and rehabilitation based upon the effort associated with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. We cease the capitalization of such costs as the project becomes substantially complete and available for occupancy. In addition, prior to the completion of the project, we expense, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such project. Capitalized indirect costs associated with our projects under development or construction were $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.
Distributions
On January 23, 2013, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.21 per common share and per unit, totaling approximately $20.1 million. The $0.21 per common share and per unit distribution represented a 16.7% increase ($0.03 per share/unit) when compared to the previous distribution. The distributions were declared to shareholders and partners of record as of February 4, 2013 and was paid on February 11, 2013.
On April 24, 2013, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.21 per common share and per unit, totaling approximately $20.1 million. The distribution was declared to shareholders and partners of record as of May 6, 2013 and will be paid on May 13, 2013. The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's "REIT taxable income," subject to certain adjustments and excluding net capital gains, to be distributed to the Trust's shareholders.
Commitments and Contingencies
During the fourth quarter 2012, we recorded $4.2 million related to required infrastructure repairs on Colonial Promenade Alabaster II. This retail asset was developed and sold by CPSI, and therefore was expensed as additional development costs in "(Loss) gain on sale of property" in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.
As of March 31, 2013, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

For a discussion of certain ongoing litigation matters, see Note 15 - "Legal Proceedings" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.
Off-Balance Sheet Arrangements
At March 31, 2013, our pro-rata share of mortgage debt of unconsolidated joint ventures was $19.1 million. The aggregate maturities of this mortgage debt are as follows:

($ in thousands)
2013	$12,114
2014	4,901
2015	123
2016	—
2017	1,915
Thereafter	—
$19,053

Of the $19.1 million outstanding, the $12.1 million maturing in 2013 represents our pro-rata portion of the amount outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which we acquired from the lender in May 2010 (see Note 2 - "Summary of Significant Accounting Policies - Notes Receivable" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q). We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
There can be no assurance that our joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to our joint venture interests discussed in “Item 1A: Risk Factors” included in the 2012 Form 10-K may have a material adverse impact on the value of our joint venture interests, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Critical Accounting Policies and Estimates
Please refer to the 2012 Form 10-K for discussions of the Trust’s and CRLP’s critical accounting policies. During the three months ended March 31, 2013, there were no material changes to these policies.
The Company is subject to various claims, disputes and legal proceedings, including those described under “Liquidity and Capital Resources – Contingencies” and “Off-Balance Sheet Arrangements”, and Note 15 - "Legal Proceedings" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, the outcomes of which are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances.
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
Amounts reported in “Accumulated other comprehensive income (loss)” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt. The changes in “Accumulated other comprehensive income (loss)” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $1.9 million and $1.5 million during the three months ended March 31, 2013 and 2012, respectively. Over the next 12 months, the Company expects to reclassify $7.7 million from "Accumulated other comprehensive income (loss)" as an increase to "Interest expense".

As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest Rate Swaps	4	$400,000

In addition, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments, nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.
Inflation
Leases at the multifamily apartment communities generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the retail properties provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize our exposure to the adverse effects of inflation.
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2013, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 92.7%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
Funds From Operations
Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means income (loss) before noncontrolling interest (determined in accordance with U.S. GAAP), excluding sales of depreciated property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and amortization, gains (or losses) from sales of properties and impairment write-downs of depreciable real estate (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in the company’s industry. We believe that the line item on our consolidated statements of operations entitled “Net income (loss) available to common shareholders” is the most directly comparable U.S. GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from U.S. GAAP net income. Management believes that the use of FFO, combined with the required primary U.S. GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.
Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (1) as an alternative to net income (determined in accordance with U.S. GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with U.S. GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of the Company’s needs, including our ability to make distributions.

The following information is provided to reconcile net income available to common shareholders of the Trust, the most comparable U.S. GAAP measure, to FFO, and to show the items included in our FFO for the periods indicated.

	Three Months Ended
	March 31,
($ in thousands, except per share and unit data)	2013	2012
Net income (loss) available to common shareholders	$5,576	$(5,974)
Noncontrolling interest in CRLP	452	(488)
Total	$6,028	$(6,462)
Adjustments (consolidated):
Real estate depreciation	31,597	31,961
Real estate amortization	1,817	2,118
Remove: Total (gain)/loss on sale of property, net of income tax and noncontrolling interest	(7,194)	229
Include: Gain/(loss) on sale of undepreciated property, net of income tax and noncontrolling
interest	7	(261)
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	95	1,117
Real estate amortization	2	367
Gain on sale of property	(344)	(803)
Funds from operations	$32,008	$28,266
Income allocated to participating securities	(197)	(219)
Funds from operations available to common shareholders and unitholders	$31,811	$28,047

FFO per share:
Basic	$0.34	$0.30
Diluted	$0.34	$0.30

Weighted average common shares outstanding — basic	87,791	87,012
Weighted average partnership units outstanding — basic (1)	7,153	7,169
Weighted average shares and units outstanding — basic	94,944	94,181
Effect of diluted securities	—	—
Weighted average shares and units outstanding — diluted	94,944	94,181
________________________

(1)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2013, we had approximately $128.6 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.8 billion of outstanding total debt and our $3.2 billion of total assets at March 31, 2013.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $1.3 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.3 million. This assumes that the amount outstanding under our variable rate debt remains approximately $128.6 million, which was the outstanding principal balance at March 31, 2013.
At March 31, 2013, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures
Controls and Procedures with respect to the Trust

(a)	Disclosure controls and procedures.
The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and interim chief financial officer, of the effectiveness as of March 31, 2013 of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and the Trust’s interim chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Controls and Procedures with respect to CRLP

(a)	Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and interim chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of March 31, 2013 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and interim chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings included in this Quarterly Report on Form 10-Q is contained in Note 15 - "Legal Proceedings" to the Consolidated Condensed Financial Statements of the Trust and CRLP and is incorporated herein by reference.

Item 1A. Risk Factors
You should carefully consider the risk factors contained in the 2012 Form 10-K and the descriptions included in our consolidated condensed financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in the 2012 Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of repurchases by the Trust of common shares of the Trust for the three months ended March 31, 2013 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans
January 1 – January 31, 2013	101,576	$22.47	—	—
February 1 – February 28, 2013	34,307	21.91	—	—
March 1 – March 31, 2013	908	22.33	—	—
Total	136,791	$22.33	—	—
___________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan, as amended. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended March 31, 2013, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

During the period from January 1, 2013 through March 31, 2013, the Trust issued the following common shares in exchange for common units of CRLP:

Units Exchanged /
Date	Shares Issued
March 19, 2013	1,000

The units were tendered for redemption by a limited partner of CRLP in accordance with the terms of the Fourth Amended and Restated Agreement of Limited Partnership (the "CRLP Partnership Agreement"). All of the 1,000 common shares were issued to a limited partner of CRLP in a private placement transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder, based on an exchange ratio of one common share for each common unit of CRLP.
The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plan, as amended, in transactions that are registered under the Securities Act, as amended (the “Act”). CRLP issued to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(a)(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended March 31, 2013, CRLP issued 442,937 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $1.9 million.

Item 6.	Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

May 9, 2013	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President — Accounting and Interim
Chief Financial Officer

May 9, 2013	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President — Accounting and Interim
Chief Financial Officer

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

By: Colonial Properties Trust
Its General Partner

May 9, 2013	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President — Accounting and Interim
Chief Financial Officer

May 9, 2013	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President — Accounting and Interim
Chief Financial Officer

Index of Exhibits

10.1	Settlement Agreement and General Release dated as of January 29, 2013 between the Company and C.Reynolds Thompson, III	Filed herewith

10.2	Summary of 2013 Annual Incentive Plan of the Trust	Filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges for the Trust	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

101
XBRL (Extensible Business Reporting Language). The following materials from the Trust's and CRLP's Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (audited); (ii) Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 (unaudited); (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited); (iv) Consolidated Statements Shareholders' Equity (Trust) and Partners' Equity (CRLP) for the three months ended March 31, 2013 and 2012 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.
Filed herewith