Form 10-Q
period 2013-06-30
COLONIAL PROPERTIES TRUST; COLONIAL REALTY LIMITED PARTNERSHIP
filed 2013-08-07
CIK 909111, 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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
As of August 6, 2013, Colonial Properties Trust had 88,828,272 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of Colonial Properties Trust and Colonial Realty Limited Partnership. References to “the Trust” or “Colonial” mean to Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), and its consolidated subsidiaries, and references to “CRLP” mean Colonial Realty Limited Partnership, a Delaware limited partnership, and its consolidated subsidiaries. The term “the Company” refers to the Trust and CRLP, collectively.
The Trust is the sole general partner of, and, as of June 30, 2013, owned a 92.5% limited partner interest in, CRLP. The remaining limited partner interests are held by persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties and who received units in exchange for such properties. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
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

•
certain accompanying notes to the financial statements, including Note 5 - Net (Loss) Income Per Share of the Trust and Note 6 - Net (Loss) Income Per Unit of CRLP; Note 7 - Equity of the Trust; and Note 8 - Redeemable Noncontrolling Interests of the Trust and Note 9 - Redeemable Partnership Units of CRLP;

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

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)	(audited)
	June 30, 2013	December 31, 2012
ASSETS
Land, buildings & equipment	$3,443,165	$3,489,324
Undeveloped land and construction in progress	289,645	296,153
Less: Accumulated depreciation	(843,435)	(804,964)
Real estate assets held for sale, net	41,279	93,450
Net real estate assets	2,930,654	3,073,963
Cash and cash equivalents	20,944	11,674
Restricted cash	10,212	38,128
Accounts receivable, net	24,760	23,977
Notes receivable	41,962	42,399
Prepaid expenses	19,576	19,460
Deferred debt and lease costs	16,253	23,938
Investment in partially-owned entities	4,379	7,777
Other assets	14,254	44,892
Total assets	$3,082,994	$3,286,208
LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Notes and mortgages payable	$1,542,326	$1,643,361
Unsecured credit facility	105,000	188,631
Total debt	1,647,326	1,831,992
Accounts payable	32,388	53,545
Accrued interest	8,837	10,209
Accrued expenses	56,331	41,652
Other liabilities	22,001	36,751
Total liabilities	1,766,883	1,974,149
Redeemable noncontrolling interest:
Common units	179,576	162,056
Equity:
Common shares of beneficial interest, $0.01 par value, 125,000,000 shares authorized; 94,367,507 and 93,835,794 shares issued at June 30, 2013 and December 31, 2012, respectively	943	938
Additional paid-in capital	1,965,196	1,973,594
Cumulative earnings	1,297,803	1,276,118
Cumulative distributions	(1,963,333)	(1,926,167)
Noncontrolling interest	182	695
Treasury shares, at cost; 5,623,150 shares at June 30, 2013 and December 31, 2012	(150,163)	(150,163)
Accumulated other comprehensive loss	(14,093)	(25,012)
Total shareholders' equity	1,136,535	1,150,003
Total liabilities, noncontrolling interest and shareholders' equity	$3,082,994	$3,286,208

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Minimum rent	$82,331	$75,054	$163,407	$148,621
Tenant recoveries	658	649	1,321	1,278
Other property related revenue	19,028	13,350	35,130	25,885
Other non-property related revenue	126	1,471	304	2,815
Total revenues	102,143	90,524	200,162	178,599
Operating expenses:
Property operating expense	27,156	24,641	53,208	48,626
Taxes, licenses and insurance	12,563	10,138	24,938	20,305
Property management expense	4,895	3,001	9,311	5,847
General and administrative expense	4,518	5,446	9,306	11,213
Management fees and other expenses	21	1,769	272	3,814
Investment and development expenses	1,315	205	1,713	592
Depreciation	30,466	27,952	60,603	55,790
Amortization	930	710	2,050	1,906
Impairment and other losses	912	395	1,002	895
Total operating expenses	82,776	74,257	162,403	148,988
Income from operations	19,367	16,267	37,759	29,611
Other income (expense):
Interest expense	(20,999)	(23,277)	(43,194)	(46,330)
Debt cost amortization	(1,382)	(1,402)	(2,759)	(2,835)
Interest income	201	556	930	1,550
Income from partially-owned unconsolidated entities	2,327	21,349	2,998	22,022
Gain (loss) on sale of property	14	(9)	25	(235)
Taxes and other	(267)	(277)	(455)	(465)
Total other income (expense)	(20,106)	(3,060)	(42,455)	(26,293)
(Loss) income from continuing operations	(739)	13,207	(4,696)	3,318
(Loss) income from discontinued operations	(159)	4,524	2,767	7,962
Gain (loss) on disposal of discontinued operations	18,726	(12)	25,910	(14)
Net income from discontinued operations	18,567	4,512	28,677	7,948
Net income	17,828	17,719	23,981	11,266
Noncontrolling interest
Continuing operations:
Noncontrolling interest in CRLP — common unitholders	87	(995)	391	(249)
Noncontrolling interest of limited partners	(422)	(8)	(545)	(17)
Discontinued operations:
Noncontrolling interest in CRLP	(1,385)	(339)	(2,142)	(599)
Income attributable to noncontrolling interest	(1,720)	(1,342)	(2,296)	(865)
Net income available to common shareholders	$16,108	$16,377	$21,685	$10,401
Net income (loss) per common share — basic:
Continuing operations	$(0.01)	$0.14	$(0.06)	$0.03
Discontinued operations	0.19	0.05	0.30	0.09
Net income (loss) per common share — basic	$0.18	$0.19	$0.24	$0.12
Net income (loss) per common share — diluted:
Continuing operations	$(0.01)	$0.14	$(0.06)	$0.03
Discontinued operations	0.19	0.05	0.30	0.09
Net income (loss) per common share — diluted	$0.18	$0.19	$0.24	$0.12
Weighted average common shares outstanding:
Basic	88,122	87,201	87,958	87,106
Diluted	88,122	87,490	87,958	87,382
Net income	$17,828	$17,719	$23,981	$11,266
Other comprehensive income:
Changes in fair value of qualifying hedges	7,848	(10,750)	7,920	(10,585)
Reclassification adjustment for amounts included in net income	1,954	1,800	3,881	3,332
Comprehensive income	$27,630	$8,769	$35,782	$4,013

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$23,981	$11,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,905	67,272
Income from partially-owned unconsolidated entities	(2,998)	(22,022)
(Gain) loss on sale of property	(25,935)	249
Impairment and other losses	2,859	1,166
Distributions of income from partially-owned unconsolidated entities	180	471
Share-based compensation expense	4,231	4,120
Other, net	(52)	511
Change in:
Restricted cash	(311)	221
Accounts receivable	(908)	876
Prepaid expenses	(116)	2,500
Other assets	1,232	2,550
Accounts payable	(9,700)	(12,001)
Accrued interest	(1,372)	107
Accrued expenses and other	10,979	13,175
Net cash provided by operating activities	67,975	70,461
Cash flows from investing activities:
Acquisition of properties	(81,253)	(78,215)
Development expenditures	(46,106)	(45,444)
Capital expenditures, tenant improvements and leasing commissions	(14,418)	(13,106)
Proceeds from sale of property, net of selling costs	279,672	1,862
Restricted cash	28,227	19,852
Repayments of notes receivable	483	1,666
Distributions from partially-owned unconsolidated entities	5,917	3,029
Capital contributions to partially-owned unconsolidated entities	—	(54)
Net cash provided by (used in) investing activities	172,522	(110,410)
Cash flows from financing activities:
Proceeds from additional borrowings	—	150,000
Proceeds from dividend reinvestment plan and exercise of stock options	5,068	3,575
Principal reductions of debt	(101,160)	(1,139)
Payment of debt issuance costs	—	(5,264)
Proceeds from borrowings on revolving credit lines	295,000	305,000
Payments on revolving credit lines and overdrafts	(389,965)	(377,463)
Dividends paid to common shareholders	(37,166)	(31,623)
Distributions to noncontrolling partners in CRLP	(3,004)	(2,580)
Net cash (used in) provided by financing activities	(231,227)	40,506
Increase in cash and cash equivalents	9,270	557
Cash and cash equivalents, beginning of period	11,674	6,452
Cash and cash equivalents, end of period	$20,944	$7,009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$45,127	$46,758

Supplemental disclosure of non-cash transactions:
Change in accrual of construction expenses and capital expenditures	$(715)	$(633)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share data)

Six months ended June 30, 2013 and 2012	Common Shares	Additional Paid-In Capital	Cumulative Earnings	Cumulative Distributions	Noncontrolling Interest	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Common Units
Balance, December 31, 2011	$931	$1,964,881	$1,267,958	$(1,862,838)	$728	$(150,163)	$(16,906)	$1,204,591	$159,582
Net income (loss)			10,401		17			10,418	$848
Reclassification adjustment for amounts included in net income (loss)							3,332	3,332
Changes in fair value of qualifying hedges							(9,789)	(9,789)	(796)
Distributions on common shares ($0.36 per share)				(31,623)				(31,623)	(2,580)
Issuance of restricted common shares of beneficial interest	4	57						61
Amortization of stock based compensation		4,120						4,120
Cancellation of vested restricted shares to pay taxes	(1)	(1,179)						(1,180)
Issuance of common shares from options exercised	—	771						771
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan	2	3,979						3,981
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership	—	336						336	(336)
Change in interest of limited partners					(38)			(38)
Change in redemption value of common units		(10,592)						(10,592)	10,592
Balance, June 30, 2012	$936	$1,962,373	$1,278,359	$(1,894,461)	$707	$(150,163)	$(23,363)	$1,174,388	$167,310

Balance, December 31, 2012	$938	$1,973,594	$1,276,118	$(1,926,167)	$695	$(150,163)	$(25,012)	$1,150,003	$162,056
Net income (loss)			21,685		545			22,230	$1,751
Reclassification adjustment for amounts included in net income (loss)							3,591	3,591	290
Changes in fair value of qualifying hedges							7,328	7,328	592
Distributions on common shares ($0.42 per share)				(37,166)				(37,166)	(3,004)
Issuance of restricted common shares of beneficial interest	2	321						323
Amortization of stock based compensation		4,231						4,231
Cancellation of vested restricted shares to pay taxes	(1)	(3,043)						(3,044)
Issuance of common shares from options exercised	2	3,159						3,161
Issuance of common shares of beneficial interest through the Company’s dividend reinvestment plan and Employee Stock Purchase Plan	2	4,825						4,827
Issuance of common shares of beneficial interest through conversion of units from Colonial Realty Limited Partnership	—	22						22	(22)
Change in interest of limited partners					(1,058)			(1,058)
Change in redemption value of common units		(17,913)						(17,913)	17,913
Balance, June 30, 2013	$943	$1,965,196	$1,297,803	$(1,963,333)	$182	$(150,163)	$(14,093)	$1,136,535	$179,576

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(unaudited)	(audited)
	June 30, 2013	December 31, 2012
ASSETS
Land, buildings & equipment	$3,443,163	$3,489,322
Undeveloped land and construction in progress	289,645	296,153
Less: Accumulated depreciation	(843,433)	(804,962)
Real estate assets held for sale, net	41,279	93,450
Net real estate assets	2,930,654	3,073,963
Cash and cash equivalents	20,944	11,674
Restricted cash	10,212	38,128
Accounts receivable, net	24,760	23,977
Notes receivable	41,962	42,399
Prepaid expenses	19,576	19,460
Deferred debt and lease costs	16,253	23,938
Investment in partially-owned entities	4,379	7,777
Other assets	14,319	44,844
Total assets	$3,083,059	$3,286,160
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,542,326	$1,643,361
Unsecured credit facility	105,000	188,631
Total debt	1,647,326	1,831,992
Accounts payable	32,454	53,496
Accrued interest	8,837	10,209
Accrued expenses	56,331	41,652
Other liabilities	22,001	36,751
Total liabilities	1,766,949	1,974,100
Redeemable units, at redemption value - 7,151,752 and 7,152,752 units outstanding at June 30, 2013 and December 31, 2012, respectively	179,576	162,056
General partner —
Common equity - 88,744,357 and 88,212,644 units outstanding at June 30, 2013 and December 31, 2012, respectively	1,150,445	1,174,321
Limited partners’ noncontrolling interest in consolidated partnership	182	695
Accumulated other comprehensive loss	(14,093)	(25,012)
Total equity	1,136,534	1,150,004
Total liabilities and equity	$3,083,059	$3,286,160

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Minimum rent	$82,331	$75,054	$163,407	$148,621
Tenant recoveries	658	649	1,321	1,278
Other property related revenue	19,028	13,350	35,130	25,885
Other non-property related revenue	126	1,471	304	2,815
Total revenues	102,143	90,524	200,162	178,599
Operating expenses:
Property operating expense	27,156	24,641	53,208	48,626
Taxes, licenses and insurance	12,563	10,138	24,938	20,305
Property management expense	4,895	3,001	9,311	5,847
General and administrative expense	4,518	5,446	9,306	11,213
Management fees and other expenses	21	1,769	272	3,814
Investment and development expenses	1,315	205	1,713	592
Depreciation	30,466	27,952	60,603	55,790
Amortization	930	710	2,050	1,906
Impairment and other losses	912	395	1,002	895
Total operating expenses	82,776	74,257	162,403	148,988
Income from operations	19,367	16,267	37,759	29,611
Other income (expense):
Interest expense	(20,999)	(23,277)	(43,194)	(46,330)
Debt cost amortization	(1,382)	(1,402)	(2,759)	(2,835)
Interest income	201	556	930	1,550
Income from partially-owned unconsolidated entities	2,327	17,204	2,998	17,877
Gain (loss) on sale of property	14	(9)	25	(235)
Taxes and other	(267)	(277)	(455)	(465)
Total other income (expense)	(20,106)	(7,205)	(42,455)	(30,438)
(Loss) income from continuing operations	(739)	9,062	(4,696)	(827)
(Loss) income from discontinued operations	(159)	4,524	2,767	7,962
Gain (loss) on disposal of discontinued operations	18,726	(12)	25,910	(14)
Net income from discontinued operations	18,567	4,512	28,677	7,948
Net income	17,828	13,574	23,981	7,121
Noncontrolling interest of limited partners — continuing operations	(422)	(8)	(545)	(17)
Net income available to common unitholders	17,406	13,566	23,436	7,104
Net loss (income) available to common unitholders allocated to limited partners — continuing operations	87	(995)	391	(249)
Net income available to common unitholders allocated to limited partners — discontinued operations	(1,385)	(339)	(2,142)	(599)
Net income available to common unitholders allocated to general partner	$16,108	$12,232	$21,685	$6,256
Net income (loss) per common unit — basic:
Continuing operations	$(0.01)	$0.09	$(0.06)	$(0.02)
Discontinued operations	0.19	0.05	0.30	0.09
Net income (loss) per common unit — basic	$0.18	$0.14	$0.24	$0.07
Net income (loss) per common unit — diluted:
Continuing operations	$(0.01)	$0.09	$(0.06)	$(0.02)
Discontinued operations	0.19	0.05	0.30	0.09
Net income (loss) per common unit — diluted	$0.18	$0.14	$0.24	$0.07
Weighted average common units outstanding:
Basic	95,274	94,363	95,110	94,272
Diluted	95,274	94,652	95,110	94,548
Net income attributable to common unitholders	$17,406	$13,566	$23,436	$7,104
Other comprehensive income:
Changes in fair value of qualifying hedges	7,848	(10,750)	7,920	(10,585)
Reclassification adjustment for amounts included in net income	1,954	1,800	3,881	3,332
Comprehensive income	$27,208	$4,616	$35,237	$(149)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$23,981	$7,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,905	67,272
Income from partially-owned unconsolidated entities	(2,998)	(17,877)
(Gain) loss on sale of property	(25,935)	249
Impairment and other losses	2,859	1,166
Distributions of income from partially-owned unconsolidated entities	180	471
Share-based compensation expense	4,231	4,120
Other, net	(52)	511
Change in:
Restricted cash	(311)	221
Accounts receivable	(908)	876
Prepaid expenses	(116)	2,500
Other assets	1,232	2,550
Accounts payable	(9,700)	(12,001)
Accrued interest	(1,372)	107
Accrued expenses and other	10,979	13,175
Net cash provided by operating activities	67,975	70,461
Cash flows from investing activities:
Acquisition of properties	(81,253)	(78,215)
Development expenditures	(46,106)	(45,444)
Capital expenditures, tenant improvements and leasing commissions	(14,418)	(13,106)
Proceeds from sales of property, net of selling costs	279,672	1,862
Restricted cash	28,227	19,852
Repayments of notes receivable	483	1,666
Distributions from partially-owned unconsolidated entities	5,917	3,029
Capital contributions to partially-owned unconsolidated entities	—	(54)
Net cash provided by (used in) investing activities	172,522	(110,410)
Cash flows from financing activities:
Proceeds from additional borrowings	—	150,000
Proceeds from dividend reinvestment plan and exercise of stock options	5,068	3,575
Principal reductions of debt	(101,160)	(1,139)
Payment of debt issuance costs	—	(5,264)
Proceeds from borrowings on revolving credit lines	295,000	305,000
Payments on revolving credit lines and overdrafts	(389,965)	(377,463)
Dividends paid to common shareholders	(37,166)	(31,623)
Distributions to noncontrolling partners in CRLP	(3,004)	(2,580)
Net cash (used in) provided by financing activities	(231,227)	40,506
Increase in cash and cash equivalents	9,270	557
Cash and cash equivalents, beginning of period	11,674	6,452
Cash and cash equivalents, end of period	$20,944	$7,009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$45,127	$46,758

Supplemental disclosure of non-cash transactions:
Change in accrual of construction expenses and capital expenditures	$(715)	$(633)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	General Partner Common Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total	Redeemable Common Units
For the six months ended June 30, 2013 and 2012
Balance, December 31, 2011	$1,224,947	$728	$(16,906)	$1,208,769	$159,582
Net income (loss)	6,256	17		6,273	848
Reclassification adjustment for amounts included in net income (loss)			3,332	3,332
Changes in fair value of qualifying hedges			(9,789)	(9,789)	(796)
Distributions to common unitholders	(31,623)			(31,623)	(2,580)
Change in interest of limited partners		(38)		(38)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans and equity offerings	7,720			7,720
Redemption of partnership units for shares	336			336	(336)
Change in redeemable noncontrolling interest	(10,592)			(10,592)	10,592
Balance, June 30, 2012	$1,197,044	$707	$(23,363)	$1,174,388	$167,310

Balance, December 31, 2012	$1,174,321	$695	$(25,012)	$1,150,004	$162,056
Net income (loss)	21,685	545		22,230	1,751
Reclassification adjustment for amounts included in net income (loss)			3,591	3,591	290
Changes in fair value of qualifying hedges			7,328	7,328	592
Distributions to common unitholders	(37,166)			(37,166)	(3,004)
Change in interest of limited partners		(1,058)		(1,058)
Contributions from partners and the Company related to employee stock purchase and dividend reinvestment plans	9,496			9,496
Redemption of partnership units for shares	22			22	(22)
Change in redeemable noncontrolling interest	(17,913)			(17,913)	17,913
Balance, June 30, 2013	$1,150,445	$182	$(14,093)	$1,136,534	$179,576

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL PROPERTIES TRUST AND COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2013
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

Note 1 — Organization and Business
As used herein, "Colonial" or the "Trust" means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”), together with its subsidiaries, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”) and Colonial Properties Services Limited Partnership (“CPSLP”). The term "the Company" refers to the Trust and CRLP, collectively. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is the sole general partner of, and, as of June 30, 2013, owned a 92.5% limited partner interest in CRLP. The Trust and CRLP are structured as an "umbrella partnership REIT", or UPREIT, and the Trust's only material asset is its ownership of limited partnership interests in CRLP. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP's various subsidiaries and, as the sole general partner of CRLP, is vested with managerial control and authority over the business and affairs of CRLP.
The Trust is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 122 properties, consisting of multifamily and commercial properties located in 11 states (Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia).
As of June 30, 2013, the Company owned or maintained a partial ownership in:

							Total
	Consolidated		Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/Sq.
	Properties		Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	114	(2)	34,289	1	288	115	34,577
Commercial properties	5		1,016,000	2	178,000	7	1,194,000
______________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes spaced owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.

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
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements of the Trust and CRLP have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Consolidated Condensed Balance Sheets at December 31, 2012 of the Trust and

CRLP have been derived from the respective audited financial statements at that date, but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by the Company to third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent. As of June 30, 2013, the Company did not have any impaired notes receivable.
As of June 30, 2013, the Company had notes receivable of $42.0 million consisting primarily of:

•
$24.0 million outstanding on the construction note, which is secured by the property, for the Colonial Promenade Smyrna joint venture, which the Company acquired from the lender in May 2010. On January 31, 2012, the Company and the joint venture amended the note and related loan documents to extend the maturity date to December 2012, fix the annual interest rate at 5.25%, provide for two additional one-year extension options and reduce the joint venture partner's guarantee to $1.3 million. In December 2012, the joint venture opted to extend the maturity date to December 2013 with a fixed interest rate of 5.38%, and

•	$16.9 million outstanding on a seller-financing note with a five-year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.

The Company had accrued interest related to its outstanding notes receivable of $0.5 million and $0.3 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company had no reserve recorded against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at June 30, 2013 and December 31, 2012 was approximately 5.5%. Interest income is recognized on an accrual basis.

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

	Fair value measurements as of
($ in thousands)	June 30, 2013
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$(14,301)	$—	$(14,301)	$—

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Indebtedness

At June 30, 2013, the estimated fair value of fixed rate debt was approximately $1.57 billion (carrying value of $1.53 billion) and the estimated fair value of the Company’s variable rate debt, including the Company’s unsecured credit facility, is consistent with the carrying value of $117.3 million (the "Credit Facility," see Note 12 — Financing Activities - Unsecured Revolving Credit Facility). The Company has determined that the fair value of its fixed and variable rate debt is classified as Level 2 of the fair value hierarchy.

Notes Receivable

The estimated fair value of the Company’s notes receivable at June 30, 2013 and December 31, 2012 was consistent with the carrying values of approximately $42.0 million and $42.4 million, respectively, based on market rates and similar financing arrangements after giving consideration to the credit standing of the borrowers. The Company has determined that the fair value of its notes receivable is classified as Level 3 of the fair value hierarchy.
The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at June 30, 2013. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented above are indicative of the amounts the Company could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.

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

Note 3 — Real Estate Activity
Acquisition Activity
During the six months ended June 30, 2013, the Company acquired the following multifamily apartment communities:

			Effective
Acquisition	Location	Units	Acquisition Date	Purchase Price
				(in millions)
Colonial Grand at Windermere	Orlando, FL	280	March 1, 2013	$43.0
Colonial Reserve at Frisco Bridges	Dallas, TX	252	May 31, 2013	$36.2
The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since the date of acquisition. These acquisitions were funded with proceeds from 2012 asset dispositions and borrowings on the Company's Credit Facility.
The following unaudited pro forma financial information for the three and six months ended June 30, 2013 and 2012, gives effect to the above operating property acquisitions as if they had occurred at the beginning of the period presented. The information for the three and six months ended June 30, 2013, includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The information for the three and six months ended June 30, 2012, also includes pro forma results for five acquisitions completed in 2012 as if they had occurred at the beginning of this period. The pro forma results are not intended to be indicative of the results of future operations.

	** Pro Forma (Unaudited) **
	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2013	2012	2013	2012
Total revenue	$102,348	$93,791	$201,320	$186,990
Net income available to common shareholders	$15,906	$15,733	$21,051	$8,753
Net income per common share — dilutive	$0.18	$0.18	$0.24	$0.10
Disposition Activity
On June 27, 2013, the Company sold Colonial Village at Pinnacle Ridge, a 166-unit multifamily apartment community located in Asheville, North Carolina, for $13.4 million. The proceeds from the sale were used to fund investment activities through a tax-deferred exchange under Section 1031 of the Internal Revenue Code, as amended, (the "Code") as part of the Company's multifamily recycling strategy.
On May 23, 2013, the Company sold Three Ravinia, a 814,000 square-feet office asset located in Atlanta, Georgia, for $144.3 million. The proceeds from the sale were used to repay a portion of the outstanding balance on the Company's Credit Facility, which is used to fund the Company's multifamily development pipeline.
On April 17, 2013, the Company sold Colonial Reserve at West Franklin, a 332-unit multifamily apartment community located in Richmond, Virginia, for $23.8 million. The proceeds were used to fund investment activities through tax-deferred exchanges under Section 1031 of the Code as part of the Company's multifamily recycling strategy.
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
In addition, during the three and six months ended June 30, 2013, the Company sold consolidated parcels of land for an aggregate sales price of $1.9 million and $6.8 million, respectively. The proceeds from the sale were used to repay a portion of the borrowings under the Company's Credit Facility.

Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as discontinued operations for all periods presented.

Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by the Board of Trustees' investment committee, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of June 30, 2013, the Company had classified one commercial asset, one for-sale development and one outparcel/pad as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheets of the Trust and CRLP at $41.3 million as of June 30, 2013, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with these assets as of June 30, 2013. The operations of the one commercial asset that is classified as held for sale are reflected in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP as discontinued operations for all periods presented.

Below is a summary of the operations of the properties classified as discontinued operations during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Property revenues:
Minimum rent	$2,780	$10,254	$8,226	$20,330
Tenant recoveries	1,114	2,220	3,033	4,595
Other revenue	278	1,484	840	2,595
Total revenues	4,172	13,958	12,099	27,520

Property expenses:
Property operating and administrative expense	1,620	5,012	4,421	9,951
Depreciation	476	3,396	2,057	7,734
Amortization	414	757	1,069	1,641
Impairment	1,857	271	1,857	271
Total operating expenses	4,367	9,436	9,404	19,597

Interest income (expense), net	36	2	72	39
(Loss) income from discontinued operations before net loss on
disposition of discontinued operations	(159)	4,524	2,767	7,962
Net gain (loss) on disposition of discontinued operations	18,726	(12)	25,910	(14)
Noncontrolling interest in CRLP from discontinued operations	(1,385)	(339)	(2,142)	(599)
Income from discontinued operations attributable to parent
company	$17,182	$4,173	$26,535	$7,349
For-Sale Activities
During the three and six months ended June 30, 2013, the Company sold four and five for-sale residential units, respectively, for total sales proceeds of $2.5 million and $3.2 million, respectively. During the three and six months ended June 30, 2012, the Company sold two and four for-sale residential units, respectively, for total sales proceeds of $0.7 million and $1.8 million, respectively. The Company also sold one residential lot during the three months ended June 30, 2012 for total sales proceeds of $0.1 million. These dispositions eliminate the operating expenses and costs to carry the associated units. The Company’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on the Company’s Credit Facility.
With the sale of the four residential units during the three months ended June 30, 2013, the Company has no more for-sale residential units in inventory. As a result of the sale of the final units, the Company recognized an impairment of $0.9 million during the three months ended June 30, 2013. As of June 30, 2013, the Company had 39 for-sale residential lots remaining. These lots, valued at a total of $2.4 million, are reflected in "Real estate assets held for sale, net" on the Consolidated Condensed Balance Sheets of the Trust and CRLP at June 30, 2013.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.

Note 4 — Undeveloped Land and Construction in Progress
The Company currently has six active development projects, as set forth in the table below. In addition, the Company owns approximately $198.4 million of undeveloped land parcels that are held for future developments. During the three months ended June 30, 2013, the Company initiated the development of a commercial development, Colonial Promenade Huntsville (Phase II). Although the Company believes that it is probable that it will develop certain of the other projects in the future as market conditions dictate, there can be no assurance that the Company will pursue any of these particular or any other future development projects.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Ayrsley (Phase II)	Charlotte, NC	81	$8,330
Colonial Grand at Lake Mary (Phase III)	Orlando, FL	132	3,775
Colonial Grand at Randal Lakes	Orlando, FL	462	35,688
Colonial Reserve at South End	Charlotte, NC	353	38,607
		1,028	$86,400
Commercial:
Brookwood West Retail	Birmingham, AL	41,300	$2,995
Colonial Promenade Huntsville (Phase II)	Huntsville, AL	23,000	1,839
		64,300	$4,834
Total Active Developments			$91,234

Future Developments:
Multifamily:
Colonial Grand at Bellevue (Phase II)	Nashville, TN	220	$4,041
Colonial Grand at Randal Park	Orlando, FL	314	6,620
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,057
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Azure	Las Vegas, NV	438	11,520
		1,411	$37,478
Commercial:
Colonial Promenade Huntsville	Huntsville, AL	—	$4,146
Colonial Promenade Nord du Lac (2)	Covington, LA	236,000	26,913
Randal Park	Orlando, FL	—	10,997
		236,000	$42,056
Other Undeveloped Land:
Multifamily			$1,508
Commercial			37,540
Commercial Outparcels/Pads			13,129
For-Sale Residential Land (3)			66,700
			$118,877
Total Future Developments			$198,411
Consolidated Undeveloped Land and Construction in Progress			$289,645
_______________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)
The Company intends to develop this project in phases over time. Costs capitalized to date for this development are presented net of an aggregate of $18.1 million of non-cash impairment charges recorded during 2009 and 2008.

(3)	These costs are presented net of $27.9 million of non-cash impairment charges recorded on two of the projects in prior years.
Interest capitalized on construction in progress during each of the three months ended June 30, 2013 and 2012 was $0.4 million. Interest capitalized on construction in progress during the six months ended June 30, 2013 and 2012 was $0.6 million and $0.5 million, respectively.

Note 5 — Net (Loss) Income Per Share of the Trust
For the three and six months ended June 30, 2013 and 2012, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common share of the Trust is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Numerator:
Net income available to common shareholders	$16,108	$16,377	$21,685	$10,401
Adjusted by:
Income from discontinued operations	(17,182)	(4,173)	(26,535)	(7,349)
Income allocated to participating securities	(114)	(142)	(237)	(269)
(Loss) income from continuing operations available to common shareholders	$(1,188)	$12,062	$(5,087)	$2,783
Denominator:
Denominator for basic net (loss) income per share — weighted average common shares	88,122	87,201	87,958	87,106
Effect of dilutive securities	—	289	—	276
Denominator for diluted net income (loss) per share — adjusted weighted average common shares	88,122	87,490	87,958	87,382
For the three and six months ended June 30, 2013, the Trust reported a net loss from continuing operations, and as such, 232,518 and 210,219 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per share because including such shares would be anti-dilutive. For the three and six months ended June 30, 2013, 313,778 and 399,368 outstanding share options, respectively, were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
For the three and six months ended June 30, 2012, 289,047 and 276,401 dilutive share equivalents, respectively, have been included in the computation of diluted net income per share. For the three and six months ended June 30, 2012, 709,258 outstanding share options were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 6 — Net (Loss) Income Per Unit of CRLP
For the three and six months ended June 30, 2013 and 2012, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common unit of CRLP is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Numerator:
(Loss) income from continuing operations	$(739)	$9,062	$(4,696)	$(827)
Adjusted by:
Income allocated to participating securities	(114)	(142)	(237)	(269)
Noncontrolling interest of limited partners - continuing operations	(422)	(8)	(545)	(17)
(Loss) income from continuing operations available to common unitholders	$(1,275)	$8,912	$(5,478)	$(1,113)
Denominator:
Denominator for basic net (loss) income per unit — weighted average common units	95,274	94,363	95,110	94,272
Effect of dilutive securities	—	289	—	276
Denominator for diluted net (loss) income per unit — adjusted weighted average common units	95,274	94,652	95,110	94,548

For the three and six months ended June 30, 2013, CRLP reported a net loss from continuing operations, and as such, 232,518 and 210,219 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the three and six months ended June 30, 2013, 313,778 and 399,368 outstanding share options (and a corresponding number of units), respectively, were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.
For the three and six months ended June 30, 2012, 289,047 and 276,401 dilutive share equivalents, respectively, have been included in the computation of diluted net income per share. For the three and six months ended June 30, 2012, 709,258 outstanding share options were excluded from the computation of diluted net loss per share because the grant date prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 7 — Equity of the Trust

The following table presents the changes in the issued common shares of beneficial interest of the Trust since December 31, 2012 (but excludes 7,151,752 and 7,152,752 units of CRLP at June 30, 2013 and December 31, 2012, respectively, each of which is redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Trust, one common share):

Issued at December 31, 2012 (1)	93,835,794
Common shares issued through dividend reinvestments	190,662
Restricted shares issued (cancelled), net	56,230
Redemption of CRLP units for common shares	1,000
Issuances under other employee and nonemployee share plans	283,821
Issued at June 30, 2013 (1)	94,367,507
___________________

(1)	Includes 5,623,150 treasury shares.

Note 8 — Redeemable Noncontrolling Interests of the Trust
Redeemable noncontrolling interests – Common units, as presented on the Trust's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At June 30, 2013 and December 31, 2012, the value of these redeemable noncontrolling interests was $179.6 million and $162.1 million, respectively, based on the closing price of the Trust's common shares of $24.12 per share and $21.37 per share, respectively, on those dates.
Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the six months ended June 30, 2013, holders redeemed 1,000 units in exchange for an equal number of the Trust's common shares.

Note 9 — Redeemable Partnership Units of CRLP
Redeemable units, as presented on CRLP's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At June 30, 2013 and December 31, 2012, the value of the redeemable units was $179.6 million and $162.1 million, respectively, based on the closing price of the Trust's common shares of $24.12 per share and $21.37 per share, respectively, on those dates.
Holders of common units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Trust's common shares, if and when the Board of Trustees of the Trust declares such a dividend. Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the six months ended June 30, 2013, holders redeemed 1,000 units in exchange for an equal number of the Trust's common shares.

Note 10 — Segment Information
The Company currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.

Multifamily management is responsible for all aspects of the Company’s multifamily property operations, including the management and leasing services for 115 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which the Company does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of the Company’s commercial property operations, including the management and leasing services for seven commercial properties, as well as third-party management services for commercial properties in which the Company does not have an ownership interest, and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which the Company has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income/loss from continuing operations and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues (including minimum rent and other property-related revenue) less total property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Same-property NOI is defined as property revenues (including minimum rent and other property-related revenue) less property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising) for the Company's consolidated multifamily apartment communities owned for the entirety of the periods presented. Same-property communities may be adjusted during the year to account for properties that have been sold. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income/loss from continuing operations before noncontrolling interest for the three and six months ended June 30, 2013 and 2012, total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of June 30, 2013 and December 31, 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Revenues:
Segment revenues:
Multifamily - Same Property (1)	$86,127	$82,609	$171,458	$163,650
Multifamily - Other (2)	11,131	7,604	21,570	14,404
Total multifamily	97,258	90,213	193,028	178,054
Commercial	9,604	17,671	20,350	35,387
Total segment revenues	106,862	107,884	213,378	213,441
Partially-owned unconsolidated entities - Multifamily	(264)	(480)	(556)	(952)
Partially-owned unconsolidated entities - Commercial	(409)	(4,393)	(865)	(9,185)
Other non-property related revenue	126	1,471	304	2,815
Discontinued operations property revenue	(4,172)	(13,958)	(12,099)	(27,520)
Total consolidated revenues	$102,143	$90,524	$200,162	$178,599

NOI:
Segment NOI:
Multifamily - Same Property (1)	$52,878	$50,670	$105,547	$99,916
Multifamily - Other (2)	5,790	3,682	11,072	6,994
Total multifamily	58,668	54,352	116,619	106,910
Commercial	6,612	11,749	13,700	23,734
Total segment NOI	65,280	66,101	130,319	130,644
Partially-owned unconsolidated entities - Multifamily	(133)	(260)	(291)	(515)
Partially-owned unconsolidated entities - Commercial	(297)	(2,621)	(638)	(5,707)
Other non-property related revenue	126	1,471	304	2,815
Discontinued operations property NOI	(695)	(8,675)	(5,821)	(17,298)
Impairment - discontinued operations (3)	(1,857)	(271)	(1,857)	(271)
Property management expense	(4,895)	(3,001)	(9,311)	(5,847)
General and administrative expense	(4,518)	(5,446)	(9,306)	(11,213)
Management fees and other expenses	(21)	(1,769)	(272)	(3,814)
Investment and development expenses (4)	(1,315)	(205)	(1,713)	(592)
Depreciation	(30,466)	(27,952)	(60,603)	(55,790)
Amortization	(930)	(710)	(2,050)	(1,906)
Impairment and other losses	(912)	(395)	(1,002)	(895)
Income from operations	19,367	16,267	37,759	29,611
Total other income (expense), net	(20,106)	(3,060)	(42,455)	(26,293)
(Loss) income from continuing operations	$(739)	$13,207	$(4,696)	$3,318

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Development and Capitalized Expenditures:
Multifamily	$30,825	$33,917	$53,053	$51,593
Commercial	3,258	4,015	6,518	6,838
Corporate	33	87	66	191
Total consolidated development and capitalized
expenditures	$34,116	$38,019	$59,637	$58,622

			As of
			June 30,	December 31,
($ in thousands)			2013	2012
Assets:
Segment assets:
Multifamily			$2,712,515	$2,669,843
Commercial			229,757	450,582
Total segment assets			2,942,272	3,120,425
Unallocated corporate assets (5)			140,722	165,783
Colonial Properties Trust			$3,082,994	$3,286,208
Corporate assets specific to Colonial Properties Trust			65	(48)
Colonial Realty Limited Partnership			$3,083,059	$3,286,160
______________________

(1)	Consists of 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)
The three and six months ended June 30, 2013, includes a $1.6 million charge for a loss contingency related to certain litigation and a $0.3 million non-cash impairment charge related to the sale of a commercial asset.

(4)
Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods. The three and six months ended June 30, 2013, includes $1.2 million for merger related costs.

(5)	Includes the Company's investment in partially-owned entities of $4.4 million and $7.8 million as of June 30, 2013 and December 31, 2012, respectively.

Note 11 — Investment in Partially-Owned Entities
Investments in unconsolidated partially-owned entities at June 30, 2013 and December 31, 2012 consisted of the following:

		As of
	Percent	June 30,	December 31,
($ in thousands)	Owned	2013	2012
Multifamily:
Belterra, Ft. Worth, TX	10%	$197	$300
CG at Huntcliff, Atlanta, GA (1)	—%	158	1,195
CG at McKinney, Dallas, TX (2)	25%	1,713	1,715
Regents Park (Phase II), Atlanta, GA (2)(3)	—%	46	2,460
Total Multifamily		$2,114	$5,670

Commercial:
600 Building Partnership, Birmingham, AL	33%	347	357
Colonial Promenade Smyrna, Smyrna, TN	50%	1,901	1,683
Highway 150, LLC, Birmingham, AL	—%	—	50
Total Commercial		$2,248	$2,090

Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50%	17	17
Total Other		$17	$17

Net investment in partially-owned entities		$4,379	$7,777
___________________

(1)	In June 2013, the Colonial Grand at Huntcliff joint venture sold its asset.

(2)	These joint ventures consist of undeveloped land.

(3)	In May 2013, the Regents Park (Phase II) joint venture sold its asset.

In June 2013, the Colonial Grand at Huntcliff joint venture sold its asset, a 358-unit multifamily apartment community located in Atlanta, Georgia, for $41.1 million. The Company, having a 20% noncontrolling interest in the joint venture, received $3.1 million in cash, net of selling costs and was released from its pro-rata share of the mortgage debt, which was $4.9 million. The proceeds from the sale were used to repay a portion of the outstanding balance on the Company's Credit Facility.
In May 2013, the Regents Park (Phase II) joint venture sold its asset, consisting of undeveloped land located in Atlanta, Georgia, for $6.2 million. The Company, having a 40% noncontrolling interest in the joint venture, received $2.3 million in cash, which was used to repay a portion of the outstanding balance on the Company's Credit Facility. In September 2012, the Company recorded a $0.5 million non-cash impairment charge, which represents the Company's pro-rata share of the charge, related to the undeveloped land held in this joint venture. This charge was presented in "Income from partially-owned unconsolidated entities" in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP.
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
Effective June 30, 2012, the Company's remaining 15% noncontrolling interest in the 18-asset DRA/CLP joint venture was redeemed by the joint venture in exchange for $2.0 million, and the Company is no longer responsible for approximately $111.3 million of mortgage debt, which represented the Company's pro rata share of the joint venture's mortgage debt. The $2.0 million contingent consideration is payable to the Company following the occurrence of one or more capital events and after certain returns have been achieved with respect to additional capital expected to be invested in the joint venture by other members of the joint venture. However, the Company has assigned no value to this consideration. In addition, the Trust was released from a $4.1 million contingent liability, which represented the Trust's pro rata share of a guaranty obligation resulting from a debt guaranty provided by the joint venture. As a result of the transaction, during the second quarter of 2012, the Company recognized a gain of approximately $21.9 million (presented in “Income from partially-owned unconsolidated entities” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss)), the majority of which had been deferred since the formation of the DRA/CLP joint venture in 2007. The gain is net of a $3.2 million non-cash impairment charge, which represents the Company's pro-rata share of an impairment recorded by the joint venture. Along with the redemption of its interest in the DRA/CLP joint venture, the Company has reduced its workforce in the commercial segment by a total of 27 employees through the elimination of certain positions. As a result, approximately $1.4 million in termination benefits and severance-related charges are included in “Income from partially-owned unconsolidated entities” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012. Of the $1.4 million in charges, $0.1 million is unpaid and reflected in “Accrued expenses” on the Company's Consolidated Balance Sheets of the Trust and CRLP as of June 30, 2013. The Company transitioned the management of the properties and certain leasing responsibilities to a third party as of September 30, 2012. As a result of this transaction, the Company no longer has an interest in this joint venture.
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
Combined financial information for the Company’s investments in unconsolidated partially-owned entities since the respective dates of the Company’s acquisitions is as follows:

	As of
	June 30,	December 31,
($ in thousands)	2013	2012
Balance Sheet
Assets
Land, building and equipment, net	$45,269	$92,366
Construction in progress	11,244	12,701
Other assets	3,124	10,347
Total assets	$59,637	$115,414
Liabilities and partners’ equity
Notes payable (1)	$43,454	$83,738
Other liabilities	1,181	2,238
Partners’ equity	15,002	29,438
Total liabilities and partners’ equity	$59,637	$115,414
___________________

(1)	The Company’s pro-rata share of indebtedness, as calculated based on ownership percentage, at June 30, 2013 and December 31, 2012, was $14.0 million and $20.7 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Statement of Operations
Revenues	$2,596	$32,496	$5,577	$67,633
Operating expenses	(1,127)	(13,436)	(2,269)	(26,304)
Interest expense	(785)	(15,260)	(1,673)	(30,625)
Depreciation, amortization and other	9,876	9,273	9,162	(2,825)
Net income (1)	$10,560	$13,073	$10,797	$7,879
___________________

(1)
In addition to including the Company’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income from partially-owned unconsolidated entities” of $2.3 million and $21.3 million for the three months ended June 30, 2013 and 2012, respectively, and $3.0 million and $22.0 million for the six months ended June 30, 2013 and 2012, respectively, includes gains on the Company’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

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

The spread over LIBOR for syndicated borrowings under the Credit Facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of June 30, 2013, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc., or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

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

Both the Credit Facility and term loan agreements (described below) under "Senior Unsecured Term Loans" require that CRLP satisfy similar financial and operational covenants, including the following:

	As of
	June 30, 2013	Requirements:
Fixed Charge Ratio	2.5x	>1.5x
Debt to Total Asset Value Ratio	42%	<60.0%
Secured Debt to Total Asset Value Ratio	18%	<40.0%
Unencumbered Leverage Ratio	39%	<62.5%
Permitted Investments Ratio	10%	<30.0%
Tangible Net Worth ($ in billions)	$2.1	$1.0

At June 30, 2013, the Company was in compliance with these covenants.

In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wells Fargo, which was amended and restated in April 2012 (the "Cash Management Line"). As amended, the Cash Management Line has a maturity date of March 29, 2016.

The Credit Facility and the cash management line had an outstanding balance at June 30, 2013 of $105.0 million, consisting of $105.0 million outstanding on the Credit Facility and zero outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the Cash Management Line was 1.59% and 1.65% as of June 30, 2013 and 2012, respectively.

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

Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan. As of June 30, 2013, the term loan had an outstanding balance of $150.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 13 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial rate of 2.71%, based on an initial margin of 1.60%. The term loan matures on May 11, 2017 and may be prepaid, in whole or in part, at any time, without premium or penalty. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility. In connection with this new term loan agreement, the Company amended the 2011 term loan agreement described below, as well as the Company's March 2012 credit agreement, to conform certain defined terms and the language in certain covenants among the three loans and to reflect the new May 2012 term loan.

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of June 30, 2013, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. The Company entered into two interest rate swaps (see Note 13 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. During 2012, CRLP's senior unsecured debt rating was upgraded to Baa3, therefore reducing the interest rate to 4.55%. The term loan matures on August 1, 2018 and may be prepaid, in whole or in part, at any time, subject to a prepayment premium of 2% for amounts prepaid on or prior to July 22, 2013 and 1% for amounts prepaid after July 22, 2013 but prior to July 23, 2014. There is no prepayment premium for amounts prepaid after July 22, 2014. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility.

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

Unsecured Senior Note Maturity
During April 2013, the Company's outstanding 6.150% senior note matured, which the Company satisfied with an aggregate payment of $102.6 million ($99.5 million of principal and $3.1 million of accrued interest) using borrowings under the Company's Credit Facility.

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

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company expects to reclassify $7.6 million from "Accumulated other comprehensive loss" as an increase to "Interest expense".
As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$400,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets of the Trust and CRLP as of June 30, 2013 and December 31, 2012, respectively.

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
($ in thousands)	Sheet Location	6/30/2013	12/31/2012	Sheet Location	6/30/2013	12/31/2012

Interest Rate Swap	Other Assets	$—	$—	Other Liabilities	$(14,301)	$(25,862)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP for the three and six months ended June 30, 2013 and 2012, respectively.

	Amount of Gain/					Amount of Gain/
	(Loss) Recognized					(Loss) Reclassified
($ in thousands)	in OCI on					from OCI
	Derivative					into Income
	(Effective Portion)					(Effective Portion)
Location of Gain/
Derivatives in					(Loss) Reclassified
ASC 815 Cash					from Accumulated
Flow Hedging	Three Months Ended		Six Months Ended		OCI into Income	Three Months Ended		Six Months Ended
Relationships	6/30/2013	6/30/2012	6/30/2013	6/30/2012	(Effective Portion)	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Interest Rate Swaps	$7,848	$(10,750)	$7,920	$(10,585)	Interest Expense	$(1,954)	$(1,800)	$(3,881)	$(3,332)

Credit-Risk-Related Contingent Features
The Company has an agreement with its derivatives counterparty that contains a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2013, the fair value of the derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $15.0 million. As of June 30, 2013, the Company has not posted any collateral related to this agreement. If the Company had breached any of its provisions at June 30, 2013, it could have been required to settle its obligations under the agreement at its termination value of $15.0 million.

Note 14 — Contingencies and Other Arrangements
During the fourth quarter 2012, the Company recorded $4.2 million related to required infrastructure repairs on Colonial Promenade Alabaster II. This retail asset was developed and sold by CPSI, and therefore was expensed as additional development costs in "(Loss) gain on sale of property" in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP. Required infrastructure repairs are in progress and are expected to be completed during the fourth quarter of 2013.
As of June 30, 2013, the Company is self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. The Company is also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

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
In June 2011, CRLP, the Trust, Colonial Properties Services, Inc. and Colonial Construction Services, LLC (collectively, the "Colonial Companies") purchased the outstanding note and related loan documents from a successor of Regions. The Colonial Companies were substituted as the plaintiffs in the action. In August 2011, CRLP foreclosed the mortgage securing repayment of the note and CRLP acquired title to the property. Separately, SM filed claims against the Colonial Companies relating to the development and construction of the Colonial Grand at Traditions, including breach of the management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duties. On February 1, 2013, a Baldwin County, Alabama, jury awarded SM $6.7 million in compensatory damages and $6.0 million in punitive damages for a total of $12.7 million.  The jury also returned verdicts in favor of SM and TA with respect to the Colonial Companies' claims on the note and guaranty. Subsequent to the entry of the verdicts, the Colonial Companies filed post-trial motions requesting that the Court enter judgments in their favor and against TA on the note and against SM on the guaranty. The Colonial Companies also requested that the court vacate the verdict in favor of SM and entered judgments as a matter of law in favor of the Colonial Companies on all of SM's claims or, in the alternative, grant the Colonial Companies a new trial. The Colonial Companies, SM and TA have each requested the Court award them attorney's fees and costs pursuant to various agreements, and each party has filed oppositions to the other's request for an award of such fees and expenses. The Court denied the parties' request for attorney's fees as well as Colonial Companies' post-trial motions. The Colonial Companies, SM and TA have appealed all of these rulings.
The Company continues to believe the verdicts should be vacated or a new trial ordered; however, the Company cannot give any assurance as to the outcome of these efforts. As a result of the jury verdict, the Company recorded an increase to its loss contingency reserve of $12.7 million in the fourth quarter of 2012.  The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.
Mira Vista at James Island Litigation
As previously disclosed, the Trust and CRLP, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Mira Vista at James Island in Charleston, South Carolina. Mira Vista was acquired by certain of the Company's subsidiaries after the units were constructed and operated as a multifamily rental project. The condominium conversion occurred in 2006 and all 230 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by one of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County, in March 2010, against various parties involved in the development, construction and conversion of the Mira Vista at James Island property, including the contractors, subcontractors, architects, engineers, lenders, the developer, inspectors, product manufacturers and distributors. The plaintiffs are seeking $41.0 million of damages resulting from, among other things, alleged construction deficiencies and misleading sales practices. The Company has entered into a settlement agreement with the condominium homeowners association and the unit owners for $3.3 million and the Court has approved the settlement. As a result of the settlement, the Company recorded an increase to its loss contingency reserve of $1.6 million in the second quarter of 2013.
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

Grander Litigation

The Trust, Colonial Properties Services, Inc., Marion Uter, UCO Partners, LLC, UCO Development, LLC, UCO Construction, LLC, UCO, LLC, CPSI-UCO Grander, LLC, and CPSI-UCO, LLC were sued by five individual purchasers of condominium units in The Grander alleging breach of contract, fraud, construction deficiencies and misleading sales practices. In April 2011, an arbitrator awarded rescission rights in favor of the purchasers against CPSI-UCO Grander, LLC. The purchasers originally filed suit in state court against, among others, the Trust and Colonial Properties Services, Inc. After the arbitration award, the purchasers filed a motion seeking to enforce the arbitration award against the Trust and Colonial Properties Services, Inc. under a side letter agreement that was not considered by the arbitrator. The court granted the motion against the Trust and Colonial Properties Services, Inc. The Company is in the process of acquiring these units as provided in the arbitration award. If the Company is successful in acquiring the six units in question, the appeals will likely be discontinued. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

Litigation Relating to the Merger Transactions with MAA

On June 19, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Jefferson County, Alabama against and purportedly on behalf of the Trust captioned Williams v. Colonial Properties Trust, et al. The complaint names as defendants the Trust, the members of the Trust's board of trustees, CRLP, Mid-America Apartment Communities, Inc. (“MAA”), Mid-America Apartments, L.P. (“MAA LP”) and Martha Merger Sub, LP (“OP Merger Sub”) and alleges that the trustees of the Trust breached their fiduciary duties by engaging in an unfair process leading to the Merger Agreement with MAA described in Note 16 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Proposed Merger with MAA”, failing to secure and obtain the best price reasonable for the Trust's shareholders, allowing preclusive deal protection devices in the Merger Agreement, and by engaging in conflicted actions. The complaint alleges that CRLP, MAA, MAA LP and OP Merger Sub aided and abetted those breaches of fiduciary duties. The complaint seeks a declaration that defendants have breached their fiduciary duties or aided and abetted such breaches and that the Merger Agreement is unlawful and unenforceable, an order enjoining the consummation of the mergers contemplated under the Merger Agreement, direction of the trustees of the Trust to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Trust, rescission of the mergers contemplated under the Merger Agreement in the event they are consummated, an award of costs and disbursements, including reasonable attorneys' and experts' fees, and other relief. On July 2, 2013, plaintiff moved for expedited fact discovery and for an expedited schedule for filing and hearing a preliminary motion to enjoin the Mergers; on July 11, 2013, defendants opposed those motions and moved to stay fact discovery. On July 13, 2013, defendants also moved to dismiss the complaint for failure to state a claim upon which relief can be granted on the grounds that (1) the claims against the trustees of the Trust are derivative and not direct, and plaintiff did not comply with Alabama law on serving notice of the claims on the Trust prior to filing; and (2) Alabama law does not recognize a cause of action in aiding and abetting a breach of fiduciary duty. The Court has scheduled a motions hearing for August 14, 2013. For more information regarding the proposed transaction with MAA, see Note 16 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Proposed Merger with MAA”.

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
As of June 30, 2013 and December 31, 2012, the Company's accrual for loss contingencies was $28.6 million and $26.8 million in the aggregate, respectively.

Note 16 — Proposed Merger with MAA

On June 3, 2013, Colonial, CRLP, MAA, MAA LP, and OP Merger Sub, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of the Trust with and into MAA (the “Parent Merger”), with MAA continuing as the surviving corporation, and the merger of CRLP with and into OP Merger Sub (the “Partnership Merger” and together with the Parent Merger, the “Mergers”), with CRLP continuing as the surviving entity and an indirect wholly-owned subsidiary of MAA LP after the Mergers. The board of trustees of Colonial has unanimously approved the Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement.

 Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Parent Merger, each outstanding common share of beneficial interest, par value $0.01 per share, of the Trust (“Colonial Common Shares”) will be converted into the right to receive 0.360 (the “Exchange Ratio”) shares of MAA common stock, par value $0.01 per share (other than shares held by any wholly-owned subsidiary of the Trust or by MAA or any of its subsidiaries and other than shares with respect to which dissenters' rights have been properly exercised and not withdrawn under applicable Alabama law). At the effective time of the Partnership Merger, which will occur immediately prior to the Parent Merger, each outstanding limited partnership interest in CRLP will automatically be converted into 0.360 limited partnership units in MAA LP.

Under the terms of the Merger Agreement, at the effective time of the Parent Merger, each option to purchase Colonial Common Shares will be converted into an option exercisable for a number of shares of MAA common stock calculated based on the Exchange Ratio, subject to the same terms and conditions (including vesting schedule) as were applicable to the corresponding option immediately prior to the Parent Merger. In addition, all Colonial restricted share awards outstanding at the effective time of the Parent Merger will be converted into the right to receive a number of shares of MAA common stock calculated based on the Exchange Ratio, subject to the same terms and conditions (including vesting schedule) as were applicable to the corresponding award immediately prior to the Parent Merger.

The completion of the Parent Merger is subject to customary conditions, including, among others: (i) approval by MAA's and the Trust's respective common shareholders, and approval by the holders of the Class A common units in MAA LP; (ii) the absence of a material adverse effect on either MAA or the Trust; (iii) the receipt of tax opinions relating to REIT status and the tax-free nature of the transaction; and (iv) obtaining certain third party consents.

Note 17 — Subsequent Events
Distributions
On July 8, 2013, the Board of Trustees of the Trust declared a cash distribution to shareholders of the Trust in the amount of $0.21 per common share and to partners of CRLP in the amount of $0.21 per common unit, totaling approximately $20.1 million. The distributions were declared to shareholders and partners of record as of July 19, 2013 and was paid on July 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust (the “Trust”), and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned a 92.5% limited partner interest as of June 30, 2013. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”) and Colonial Properties Services, Inc. (“CPSI”).

The following discussion and analysis of the consolidated condensed financial condition and consolidated condensed results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates’, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s and CRLP’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Such factors include, among others, the following:

•
risks related to the proposed merger transaction with MAA, including the need for approvals in order to complete the Mergers, impacts on the business and operations during the pendency of the Mergers, and litigation related to the Mergers;

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

General

We are a multifamily-focused self-administered equity REIT that owns, operates and develops multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders from investments in commercial assets and by pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 122 properties as of June 30, 2013, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of June 30, 2013, we owned or maintained a partial ownership in:

	Consolidated Properties		Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	114	(2)	34,289	1	288	115	34,577
Commercial properties	5		1,016,000	2	178,000	7	1,194,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Includes one property partially-owned through a joint venture entity.
In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of June 30, 2013, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 94.9% and 90.4% occupied, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of June 30, 2013, held approximately 92.5% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
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

Business Strategy and Outlook

As previously disclosed, our business directives for 2013 are to advance the Company, fortify our balance sheet and enhance our portfolio. We intend to advance the Company's multifamily business by completing the projects we have in our development pipeline as well as initiating the development of several additional multifamily communities in 2013 on land we already own. We also intend to advance the Company through continued expansion of our core operations with the focus on quality of earnings from our multifamily product, which we are continually improving. We intend to fortify our balance sheet by continuing to reduce our overall debt levels, primarily through the sale of commercial assets, and improving our financial ratios through improved earnings. We intend to enhance our portfolio by reducing the average age of our assets, increasing average rents and reducing our capital expenditures, each through our multifamily asset recycling program, and by bringing new developments on-

line, successfully within budget and on schedule. In addition, we intend to further focus our portfolio by continuing to reduce our commercial asset exposure.

Proposed Merger Transaction with Mid-America Apartment Communities, Inc.

On June 3, 2013, the Trust, CRLP, MAA, MAA LP and OP Merger Sub entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of the Trust with and into MAA (the “Parent Merger”), with MAA continuing as the surviving corporation, and the merger of CRLP with and into OP Merger Sub (the “Partnership Merger” and together with the Parent Merger, the “Mergers”), with CRLP continuing as the surviving entity and an indirect wholly-owned subsidiary of MAA LP after the Mergers. The board of trustees of the Trust has unanimously approved the Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Parent Merger, each outstanding common share of beneficial interest, par value $0.01 per share, of the Trust (“Colonial Common Shares”) will be converted into the right to receive 0.360 (the “Exchange Ratio”) shares of MAA common stock, par value $0.01 per share (other than shares held by any wholly-owned subsidiary of the Trust or by MAA or any of its subsidiaries and other than shares with respect to which dissenters' rights have been properly exercised and not withdrawn under applicable Alabama law). At the effective time of the Partnership Merger, which will occur immediately prior to the Parent Merger, each outstanding limited partnership interest in CRLP will automatically be converted into 0.360 limited partnership units in MAA LP.

Under the terms of the Merger Agreement, at the effective time of the Parent Merger, each option to purchase Colonial Common Shares will be converted into an option exercisable for a number of shares of MAA common stock calculated based on the Exchange Ratio, subject to the same terms and conditions (including vesting schedule) as were applicable to the corresponding option immediately prior to the Parent Merger. In addition, all Trust restricted share awards outstanding at the effective time of the Parent Merger will be converted into the right to receive a number of shares of MAA common stock calculated based on the Exchange Ratio, subject to the same terms and conditions (including vesting schedule) as were applicable to the corresponding award immediately prior to the Parent Merger.

MAA and the Trust have made certain customary representations, warranties and covenants in the Merger Agreement and have agreed to customary covenants, including with respect to the conduct of business prior to the closing and covenants prohibiting MAA and the Trust from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to limited exceptions.

The completion of the Mergers is subject to customary conditions, including, among others: (i) approval by MAA's and the Trust's respective common shareholders, and approval by the holders of the Class A common units in MAA LP; (ii) the absence of a material adverse effect on either MAA or the Trust; (iii) the receipt of tax opinions relating to REIT status and the tax-free nature of the transaction; and (iv) obtaining certain third party consents.

The Merger Agreement may be terminated under certain circumstances, including by either party if the Mergers have not been consummated on or before December 31, 2013, if a final and non-appealable order is entered prohibiting or disapproving the transaction, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, one party may be required to pay to the other a termination fee of $75.0 million and/or reimburse the other party's transaction expenses up to an amount equal to $10.0 million.

Executive Summary of Results of Operations

The following discussion of results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP and related notes thereto included in Item 1 of this Form 10-Q.

For the three months ended June 30, 2013, the Trust reported net income available to common shareholders of $16.1 million, compared with net income available to common shareholders of $16.4 million for the comparable prior year period. For the three months ended June 30, 2013, CRLP reported net income available to common unitholders of $17.4 million, compared with net income available to common unitholders of $13.6 million for the comparable prior year period.

For the six months ended June 30, 2013, the Trust reported net income available to common shareholders of $21.7 million, compared with net income available to common shareholders of $10.4 million for the comparable prior year period. For the six months ended June 30, 2013, CRLP reported net income available to common unitholders of $23.4 million, compared with net income available to common unitholders of $7.1 million for the comparable prior year period.

The principal factors that influenced our results from continuing operations for the three months ended June 30, 2013 include:

•
a 4.3% increase in multifamily same-property revenue from continuing operations, from $82.6 million for the three months ended June 30, 2012 to $86.1 million for the three months ended June 30, 2013, primarily as a result of an improvement in lease rates and a consistently high occupancy level. In addition, multifamily same-property expenses from continuing operations increased 4.1%, from $31.9 million for the three months ended June 30, 2012 to $33.2 million for the three months ended June 30, 2013. Overall, these changes resulted in an 4.4% increase in multifamily same-property net operating income from continuing operations when compared with the second quarter of 2012 (see Note 10 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”);

•
the inclusion of the results of operations from Colonial Reserve at Frisco Bridges, a 252-unit multifamily apartment community located in Dallas, Texas. This acquisition was completed during the three months ended June 30, 2013; and

•
the inclusion of the results of operations from Colonial Grand at Double Creek, a 296-unit multifamily apartment community located in Austin, Texas, and Colonial Grand at Lake Mary (Phase II), a 108-unit multifamily apartment community located in Orlando, Florida. Construction was completed for these developments during the three months ended March 31, 2013.

In addition to the factors described above, the principal factors that influenced our results for the six months ended June 30, 2013 include:

•
a 4.8% increase in multifamily same-property revenue from continuing operations, from $163.7 million for the six months ended June 30, 2012 to $171.5 million for the six months ended June 30, 2013, primarily as a result of an improvement in lease rates and a consistently high occupancy level. In addition, multifamily same-property expenses from continuing operations increased 3.4%, from $63.7 million for the six months ended June 30, 2012 to $65.9 million for the six months ended June 30, 2013. Overall, these changes resulted in an 5.6% increase in multifamily same-property net operating income from continuing operations when compared with the six months ended June 30, 2012 (see Note 10 to the Trust's and CRLP's Consolidated Condensed Financial Statements - “Segment Information”); and

•
the inclusion of the results of operations from Colonial Grand at Windermere, a 280-unit multifamily apartment community located in Orlando, Florida. This acquisition was completed during the three months ended

March 31, 2013.

Results of Operations
Comparison of the Three Months Ended June 30, 2013 and 2012
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $102.0 million for the three months ended June 30, 2013, compared to $89.1 million for the same period in 2012. The components of property-related revenues for the three months ended June 30, 2013 and 2012 are:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2012 to 2013
Minimum rent	$82,331	81%	$75,054	84%	10%
Tenant recoveries	658	1%	649	1%	1%
Other property-related revenue	19,028	19%	13,350	15%	43%
Total property-related revenues	$102,017	100%	$89,053	100%	15%

The increase in total property-related revenues of $13.0 million for the three months ended June 30, 2013, as compared to the same period in 2012, is primarily attributable to an increase in rental rates at our multifamily same-property apartment communities and an increase in minimum rent resulting from properties acquired and properties developed and placed into service since April 1, 2012. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	June 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	86,127	82,609	3,518
Acquisitions (2)	4,814	77	4,737
Developments	3,536	790	2,746
Other (3)	7,540	5,577	1,963
	$102,017	$89,053	$12,964
 _____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes six multifamily communities acquired since April 1, 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the six multifamily communities acquired since April 1, 2012.
Property-related revenues for our multifamily same-property communities classified in continuing operations increased $3.5 million, or 4.3%, for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to improvements in lease rental rates. During the quarter, rents increased an average of 3.6% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 7.0% over the expiring lease for the same unit. As a result, average monthly revenue per unit for our multifamily same-property communities increased to $978 per unit for the three months ended June 30, 2013 compared to $935 per unit for the same period in 2012. Average occupancy for our multifamily same-property communities was 94.9% for the three months ended June 30, 2013 compared to 95.2% for the three months ended June 30, 2012.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $0.1 million for the three months ended June 30, 2013, compared to $1.5 million for the same period in 2012. The $1.4 million decrease is attributable to the loss, since April 1, 2012, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses
Total property-related expenses were $39.7 million for the three months ended June 30, 2013, compared to $34.8 million for the same period in 2012. The components of property-related expenses for the three months ended June 30, 2013 and 2012 are:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2012 to 2013
Property operating expenses	$27,156	68%	$24,641	71%	10%
Taxes, licenses and insurance	12,563	32%	10,138	29%	24%
Total property-related expenses	$39,719	100%	$34,779	100%	14%
The increase in total property-related expenses of $4.9 million for the three months ended June 30, 2013, as compared to the same period in 2012, is primarily attributable to operating expenses associated with properties acquired and properties developed and placed into service since April 1, 2012. The increase in expenses at our same-property apartment communities is primarily due to an increase in property taxes. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	June 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	33,249	31,939	1,310
Acquisitions (2)	2,055	100	1,955
Developments	1,814	511	1,303
Other (3)	2,601	2,229	372
	$39,719	$34,779	$4,940
 _____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes six multifamily communities acquired since April 1, 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the six multifamily communities acquired since April 1, 2012.
Property management expense
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. Property management expenses were $4.9 million for the three months ended June 30, 2013, compared to $3.0 million for the same period in 2012. The $1.9 million increase in expenses is primarily attributable to a reallocation of management salaries and software costs from management fee expenses as a result of the disposition of our interests in certain joint ventures.
General and administrative expense
General and administrative expenses were $4.5 million for the three months ended June 30, 2013, compared to $5.4 million for the same period in 2012. The $0.9 million decrease in expenses in 2013 is primarily attributable to a decrease in salaries and incentive compensation expense.
Management fees and other expenses
Management fees and other expenses consist of property management and other services provided to third parties, primarily consisting of salaries and incentive compensation, leasing commissions and legal expenses. Management fees and other expenses were $21,000 for the three months ended June 30, 2013, compared to $1.8 million for the same period in 2012. The $1.8 million decrease in expenses is primarily attributable to the termination of management contracts in connection with the disposition of our interests in certain joint ventures or the termination of other management contracts owned by third-parties since April 1, 2012.
Investment and development expenses
Investment and development expenses consist of costs incurred related to acquisitions and abandoned pursuits. Investment and development expenses were $1.3 million for the three months ended June 30, 2013, compared to $0.2 million for the same period in 2012. Of the $1.3 million expensed for the three months ended June 30, 2013, $1.2 million is costs related to the proposed merger transaction with MAA.
Depreciation

Depreciation was $30.5 million for the three months ended June 30, 2013, compared to $28.0 million for the same period in 2012. The increase in depreciation expense of $2.5 million was primarily attributable to expenses associated with properties acquired and properties developed and placed into service since April 1, 2012, as follows:

	Three Months Ended		Change
	June 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	24,852	25,297	(445)
Acquisitions (2)	2,084	—	2,084
Developments	1,367	249	1,118
Other (3)	2,163	2,406	(243)
	$30,466	$27,952	2,514
_____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes six multifamily communities acquired since April 1, 2012.

(3)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities and the six multifamily communities acquired since April 1, 2012.
Interest expense
Interest expense was $21.0 million for the three months ended June 30, 2013, compared to $23.3 million for the same period in 2012. The $2.3 million decrease in expense is primarily attributable to the pay-off of an $80.0 million 6.875% unsecured senior note in August 2012, the pay-off of a $99.5 million 6.150% unsecured senior note in April 2013, partially offset by the issuance of a $150.0 million term loan at an all-in interest rate of 2.71% in May 2012.
Income from partially-owned investments
Income from partially-owned investments was $2.3 million for the three months ended June 30, 2013, compared to $21.3 million for the same period in 2012. The $19.0 million decrease is primarily attributable to a reduction in gains recognized on the sale of certain joint venture interests in 2013. During 2012, we recognized a gain of approximately $21.9 million on the redemption of our remaining 15% ownership interest in the 18-asset DRA/CLP joint venture, presented net of a $3.2 million non-cash impairment charge.
Net income from discontinued operations

(Loss) income from discontinued operations includes the operations from all assets disposed of in 2013 and 2012. Gain (loss) on disposal of discontinued operations for the three months ended June 30, 2013 is primarily attributable to the approximate $9.2 million gain recognized on the sale of two multifamily apartment communities and $9.4 million gain recognized on the sale of a commercial asset.
Comparison of the Six Months Ended June 30, 2013 and 2012
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $199.9 million for the six months ended June 30, 2013, compared to $175.8 million for the same period in 2012. The components of property-related revenues for the six months ended June 30, 2013 and 2012 are:

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2012 to 2013
Minimum rent	163,407	82%	$148,621	85%	10%
Tenant recoveries	1,321	1%	1,278	1%	3%
Other property-related revenue	35,130	18%	25,885	15%	36%
Total property-related revenues	$199,858	100%	$175,784	100%	14%
The increase in total property-related revenues of $24.1 million for the six months ended June 30, 2013, as compared to the same period in 2012, is primarily attributable to an increase in rental rates at our multifamily same-property apartment communities and an increase in minimum rent resulting from properties acquired and properties developed and placed into service since January 1, 2012. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Six Months Ended		Change
	June 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	171,458	163,650	7,808
Acquisitions (2)	8,683	77	8,606
Developments	6,596	1,152	5,444
Other (3)	13,121	10,905	2,216
	$199,858	$175,784	$24,074
 _____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes seven multifamily communities acquired since January 1, 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the seven multifamily communities acquired since January 1, 2012.
Property-related revenues for our multifamily same-property communities classified in continuing operations increased $7.8 million, or 4.8%, for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to improvements in lease rental rates while maintaining consistently high occupancy levels. During the six months ended June 30, 2013, rents increased an average of 1.7% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 7.1% over the expiring lease for the same unit. As a result, average monthly revenue per unit for our multifamily same-property communities increased to $969 per unit for the six months ended June 30, 2013 compared to $926 per unit for the same period in 2012. Average occupancy for our multifamily same-property communities was 95.3% for the six months ended June 30, 2013 compared to 95.2% for the six months ended June 30, 2012.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $0.3 million for the six months ended June 30, 2013, compared to $2.8 million for the same period in 2012. The $2.5 million decrease is attributable to the loss, since January 1, 2012, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses
Total property-related expenses were $78.1 million for the six months ended June 30, 2013, compared to $68.9 million for the same period in 2012. The components of property-related expenses for the six months ended June 30, 2013 and 2012 are:

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2012 to 2013
Property operating expenses	$53,208	68%	$48,626	71%	9%
Taxes, licenses and insurance	24,938	32%	20,305	29%	23%
Total property-related expenses	$78,146	100%	$68,931	100%	13%
The increase in total property-related expenses of $9.2 million for the six months ended June 30, 2013, as compared to the same period in 2012, is primarily attributable to operating expenses associated with properties acquired and properties developed and placed into service since January 1, 2012. The increase in expenses at our same-property apartment communities is primarily due to an increase in property taxes. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Six Months Ended		Change
	June 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	65,911	63,734	2,177
Acquisitions (2)	3,707	100	3,607
Developments	3,457	811	2,646
Other (3)	5,071	4,286	785
	$78,146	$68,931	$9,215
 _____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes seven multifamily communities acquired since January 1, 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the seven multifamily communities acquired since January 1, 2012.
Property management expense
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. Property management expenses were $9.3 million for the six months ended June 30, 2013, compared to $5.8 million for the same period in 2012. The $3.5 million increase in expenses is primarily attributable to a reallocation of management salaries and software costs from management fee expenses as a result of the disposition of our interests in certain joint ventures.
General and administrative expense
General and administrative expenses were $9.3 million for the six months ended June 30, 2013, compared to $11.2 million for the same period in 2012. The $1.9 million decrease in expenses in 2013 is primarily attributable to a decrease in salaries and incentive compensation expense.
Management fees and other expenses
Management fees and other expenses consist of property management and other services provided to third parties, primarily consisting of salaries and incentive compensation, leasing commissions and legal expenses. Management fees and other expenses were $0.3 million for the six months ended June 30, 2013, compared to $3.8 million for the same period in 2012. The $3.5 million decrease in expenses is primarily attributable to the termination of management contracts in connection with the disposition of our interests in certain joint ventures or the termination of other management contracts owned by third-parties since January 1, 2012.
Investment and development expenses
Investment and development expenses consist of costs incurred related to acquisitions and abandoned pursuits. Investment and development expenses were $1.7 million for the six months ended June 30, 2013, compared to $0.6 million for the same period in 2012. Of the $1.7 million expensed for the six months ended June 30, 2013, $1.2 million is costs related to the proposed merger transaction with MAA.
Depreciation

Depreciation was $60.6 million for the six months ended June 30, 2013, compared to $55.8 million for the same period in 2012. The increase in depreciation expense of $4.8 million was primarily attributable to expenses associated with properties acquired and properties developed and placed into service since January 1, 2012, as follows:

	Six Months Ended		Change
	June 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	49,920	50,511	(591)
Acquisitions (2)	3,678	—	3,678
Developments	2,675	377	2,298
Other (3)	4,330	4,902	(572)
	$60,603	$55,790	4,813
_____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes seven multifamily communities acquired since January 1, 2012.

(3)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities and the seven multifamily communities acquired since January 1, 2012.
Interest expense
Interest expense was $43.2 million for the six months ended June 30, 2013, compared to $46.3 million for the same period in 2012. The $3.1 million decrease in expense is primarily attributable to the pay-off of an $80.0 million 6.875% unsecured senior note in August 2012, the pay-off of a $99.5 million 6.150% unsecured senior note in April 2013, partially offset by the issuance of a $150.0 million term loan at an all-in interest rate of 2.71% in May 2012.
Income from partially-owned investments
Income from partially-owned investments was $3.0 million for the six months ended June 30, 2013, compared to $22.0 million for the same period in 2012. The $19.0 million decrease is primarily attributable to a reduction in gains recognized on the sale of certain joint venture interests in 2013. During 2012, we recognized a gain of approximately $21.9 million on the redemption of our remaining 15% ownership interest in the 18-asset DRA/CLP joint venture, presented net of a $3.2 million non-cash impairment charge.
Net income from discontinued operations

(Loss) income from discontinued operations includes the operations from all assets disposed of in 2013 and 2012. Gain (loss) on disposal of discontinued operations for the six months ended June 30, 2013 is primarily attributable to the approximate $9.2 million gain recognized on the sale of two multifamily apartment communities and $16.6 million gain recognized on the sale of two commercial assets.

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
With no more debt maturing in 2013 ($99.5 million matured and was repaid on April 15, 2013), we believe that cash generated from operations, dispositions of assets and borrowings under our credit facility (the "Credit Facility", discussed below under — Liquidity and Capital Resources — Unsecured Revolving Credit Facility and Cash Management Line) will be sufficient to allow us to execute our 2013 business directives and meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.

Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:
Operating activities - Net cash provided by operating activities decreased to $68.0 million for the six months ended June 30, 2013 from $70.5 million for the comparable prior year period. The change was primarily driven by an increase in operating performance at our same-property multifamily apartment communities, the inclusion of the results of operations from properties acquired and developments placed into service since January 1, 2012 and by changes attributable to the timing of payments relating to accrued expenses and accounts payable. For the remainder of 2013, we expect cash flows from operating activities to be consistent with or slightly higher than in 2012 due to acquisitions and developments placed into service in 2012 and 2013, and developments that we expect to place into service in the last half of 2013. The increase in operating cash flows as a result of the inclusion of results of operations from 2012 and 2013 acquisitions and developments will be partially offset by disposition activity in 2013.
Investing activities - Net cash provided by investing activities was $172.5 million for the six months ended June 30, 2013, compared to net cash used in investing activities of $110.4 million for the comparable prior year period. The change is primarily the result of increased disposition activity in the six months ended June 30, 2013 when compared to the same period in the prior year, which generated proceeds of approximately $280.0 million. As a result of the dispositions that have been completed to date and the potential for additional commercial dispositions in 2013, we expect our net cash provided by investing activities to be higher in 2013 than in 2012. The increase in proceeds from asset dispositions in 2013 will be somewhat offset by development expenditures.
Financing activities - Net cash used in financing activities was $231.2 million for the six months ended June 30, 2013, compared to net cash provided by financing activities of $40.5 million for the comparable prior year period. The change was primarily driven by the payoff of our outstanding $99.5 million, 6.150% senior note, which matured in April 2013, and the $150.0 million of proceeds from additional borrowings in 2012.
The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments. We continue to see strong multifamily fundamentals, such as high occupancy rates and positive lease rates over the expiring leases, which all are positive developments for the multifamily industry.
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
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. We may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the six months ended June 30, 2013, we sold assets (or our interests in assets) for aggregate proceeds of approximately $292.0 million ($285.8 million from the sale of consolidated assets and $6.2 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). The proceeds were used to repay a portion of outstanding borrowings under our credit facility.
At June 30, 2013, our total outstanding debt balance was $1.65 billion. The outstanding balance includes fixed-rate debt of $1.53 billion, or 92.9% of the total debt balance, and variable-rate debt of $117.3 million, or 7.1% of the total debt balance. As further discussed below, at June 30, 2013, we had an unsecured revolving Credit Facility providing for total borrowings of up to $500.0 million and the Cash Management Line providing for borrowings up to $35.0 million. The Cash Management Line was amended and restated in April 2012, as discussed below.
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

The spread over LIBOR for syndicated borrowings under the Credit Facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of June 30, 2013, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc. or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

In addition to the Credit Facility, we have a $35.0 million Cash Management Line provided by Wells Fargo which was amended and restated in April 2012. The amended and restated Cash Management Line has a maturity date of March 29, 2016.

At June 30, 2013, the Credit Facility had an outstanding balance of $105.0 million and the Cash Management Line did not have an outstanding balance. The weighted average interest rate of the Credit Facility and the Cash Management Line was 1.59% and 1.65% as of June 30, 2013 and June 30, 2012, respectively.
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
The Credit Facility contains various ratios and covenants that are more fully described in Note 12 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. As of June 30, 2013, we were in compliance with these covenants.
Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "2012 Term Loan Agreement") with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan. As of June 30, 2013, the term loan had an outstanding balance of $150.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. The interest rate of the term loan is fixed through maturity at an all-in initial interest rate of 2.71%, based on the initial margin of 1.60% pursuant to two interest rate swaps. The term loan matures on May 11, 2017. The 2012 Term Loan Agreement contains various covenants and events of default that are more fully described in Note 12 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our Credit Facility.

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "2011 Term Loan Agreement") with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of June 30, 2013, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. We entered into two interest rate swaps to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. During 2012, CRLP's senior unsecured debt rating was upgraded to Baa3, therefore reducing the interest rate to 4.55%. The term loan matures on August 1, 2018. The 2011 Term Loan Agreement contains various covenants and events of default that are more fully described in Note 12 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our Credit Facility.

Unsecured Senior Note Maturity
During April 2013, our outstanding 6.150% senior note matured, which we satisfied with an aggregate payment of $102.6 million ($99.5 million of principal and $3.1 million of accrued interest) using borrowings under our Credit Facility.

Capital Investments / Cost Capitalization
The following table summarizes our capital investments and capitalized costs, consisting of costs associated with acquisition of assets, as well as development expenditures and other capitalized expenditures for our consolidated assets, for the six months ended June 30, 2013 and 2012:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Multifamily Acquisitions	$36,150	$29,775	$79,150	$74,775

Developments:
Multifamily	$23,382	$24,227	$40,207	$38,091
Commercial	2,497	4,104	4,883	7,518
For Sale / Other	18	—	129	—
Total Developments	$25,897	$28,331	$45,219	$45,609

Capital Expenditures:
Multifamily Capital Expenditures	$7,425	$9,067	$12,717	$12,169
Commercial Capital Expenditures	$761	$503	$1,635	$746
For the six months ended June 30, 2013 and 2012, our multifamily capital expenditures were $374 per unit and $365 per unit, respectively. For 2013, we estimate that capital expenditures per unit for our multifamily apartment communities will be slightly lower than those in 2012, which were approximately $745 per unit.

We capitalize interest, real estate taxes and certain internal personnel and associated costs related to projects under development, construction and rehabilitation. The incremental personnel and associated costs are capitalized to the projects under development and rehabilitation based upon the effort associated with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. We cease the capitalization of such costs as the project becomes substantially complete and available for occupancy. In addition, prior to the completion of the project, we expense, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such project. Capitalized indirect costs associated with our projects under development or construction were $0.7 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.

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
On April 24, 2013, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.21 per common share and per unit, totaling approximately $20.1 million. The distribution was declared to shareholders and partners of record as of May 6, 2013 and was paid on May 13, 2013.
On July 8, 2013, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.21 per common share and per unit, totaling approximately $20.1 million. The distribution was declared to shareholders and partners of record as of July 19, 2013 and was paid on July 31, 2013. The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's "REIT taxable income," subject to certain adjustments and excluding net capital gains, to be distributed to the Trust's shareholders.
Commitments and Contingencies
During the fourth quarter 2012, we recorded $4.2 million related to required infrastructure repairs on Colonial Promenade Alabaster II. This retail asset was developed and sold by CPSI, and therefore was expensed as additional development costs in "(Loss) gain on sale of property" in the Consolidated Statements of Operations and Comprehensive Income (Loss) of the Trust and CRLP. Required infrastructure repairs are in progress and are expected to be completed during the fourth quarter of 2013.
As of June 30, 2013, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
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
Off-Balance Sheet Arrangements
At June 30, 2013, our pro-rata share of mortgage debt of unconsolidated joint ventures was $14.0 million. The aggregate maturities of this mortgage debt are as follows:

($ in thousands)
2013	$12,023
2014	—
2015	108
2016	—
2017	1,909
Thereafter	—
$14,040

Of the $14.0 million outstanding, the $12.0 million maturing in 2013 represents our pro-rata portion of the amount outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which we acquired from the lender in May 2010 (see Note 2 - "Summary of Significant Accounting Policies - Notes Receivable" in our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q). We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.

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
Critical Accounting Policies and Estimates
Please refer to the 2012 Form 10-K for discussions of the Trust’s and CRLP’s critical accounting policies. During the three months ended June 30, 2013, there were no material changes to these policies.
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
Amounts reported in “Accumulated other comprehensive income (loss)” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt. The changes in “Accumulated other comprehensive income (loss)” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $2.0 million and $1.8 million during the three months ended June 30, 2013 and 2012, respectively. The changes in “Accumulated other comprehensive income (loss)” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $3.9 million and $3.3 million during the six months ended June 30, 2013 and 2012, respectively.Over the next 12 months, the Company expects to reclassify $7.6 million from "Accumulated other comprehensive income (loss)" as an increase to "Interest expense".

As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2013, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 92.9%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share and unit data)	2013	2012	2013	2012
Net income available to common shareholders	$16,108	$16,377	$21,685	$10,401
Noncontrolling interest in CRLP	1,298	1,334	1,751	848
Total	$17,406	$17,711	$23,436	$11,249
Adjustments (consolidated):
Real estate depreciation	30,830	31,169	62,427	63,131
Real estate amortization	1,354	1,502	3,171	3,620
Impairment on depreciable asset	—	271	—	271
Remove: Total (gain)/loss on sale of property, net of income tax
and noncontrolling interest	(18,315)	20	(25,509)	249
Include: Gain/(loss) on sale of undepreciated property, net of
income tax and noncontrolling interest	14	(8)	21	(269)
Adjustments (unconsolidated subsidiaries):
Real estate depreciation	46	1,035	142	2,151
Real estate amortization	2	355	3	722
Gain on sale of property	(2,055)	(21,906)	(2,402)	(22,709)
Funds from operations	$29,282	$30,149	$61,289	$58,415
Income allocated to participating securities	(166)	(242)	(362)	(460)
Funds from operations available to common shareholders and unitholders
unitholders	$29,116	$29,907	$60,927	$57,955

FFO per share:
Basic	$0.31	$0.32	$0.64	$0.61
Diluted	$0.31	$0.32	$0.64	$0.61

Weighted average common shares outstanding — basic	88,122	87,201	87,958	87,106
Weighted average partnership units outstanding — basic (1)	7,152	7,162	7,152	7,166
Weighted average shares and units outstanding — basic	95,274	94,363	95,110	94,272
Effect of diluted securities	—	289	—	276
Weighted average shares and units outstanding — diluted	95,274	94,652	95,110	94,548
________________________

(1)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2013, we had approximately $117.3 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.6 billion of outstanding total debt and our $3.1 billion of total assets at June 30, 2013.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $1.2 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.2 million. This assumes that the amount outstanding under our variable rate debt remains approximately $117.3 million, which was the outstanding principal balance at June 30, 2013.
At June 30, 2013, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures
Controls and Procedures with respect to the Trust

(a)	Disclosure controls and procedures.
The Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and interim chief financial officer, of the effectiveness as of June 30, 2013 of the design and operation of the Trust’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and the Trust’s interim chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in the Trust’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Controls and Procedures with respect to CRLP

(a)	Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Trust’s chief executive officer and interim chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, of the effectiveness as of June 30, 2013 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the Trust’s chief executive officer and interim chief financial officer, on behalf of the Trust in its capacity as the general partner of CRLP, concluded that the design and operation of CRLP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings included in this Quarterly Report on Form 10-Q is contained in Note 15 - "Legal Proceedings" to the Consolidated Condensed Financial Statements of the Trust and CRLP and is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed below and contained in the 2012 Form 10-K and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in the 2012 Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks identified in the 2012 Form 10-K, we are also subject to the following additional risks:

The Parent Merger and related transactions are subject to approval by shareholders of both MAA and the Trust and the Partnership Merger and the amendment and restatement of the MAA LP limited partnership agreement are subject to approval by holders of limited partnership interests of MAA LP.

In order for the Parent Merger to be completed, both MAA shareholders and the Trust's shareholders must approve the Parent Merger and the other transactions contemplated by the Merger Agreement and holders of limited partnership interests of MAA LP must approve the Partnership Merger and the amendment and restatement of the limited partnership agreement of MAA LP. Approval of the Parent Merger requires (i) the affirmative vote of a majority of the shares of MAA common stock outstanding and entitled to vote on the proposal; and (ii) the affirmative vote of a majority of the Colonial Common Shares outstanding as of the record date for the Trust's special meeting. Approval of the Partnership Merger and the amendment and restatement of the limited partnership agreement of MAA LP requires the approval of holders of at least 66 2/3rds of the outstanding limited partnership interests of MAA LP, excluding for purposes of the approval all limited partnership interests held by MAA.

If the Mergers do not occur, the Trust may incur payment obligations to MAA.

If the Merger Agreement is terminated under certain circumstances, the Trust may be obligated to pay MAA a termination fee of $75 million and/or up to $10 million in expense reimbursement.

Failure to complete the Mergers could negatively affect the stock prices and the future business and financial results of the Trust.

If the Mergers are not completed, the ongoing businesses of the Trust could be adversely affected and the Trust will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•the Trust being required, under certain circumstances, to pay to MAA a termination fee of $75 million and/or up to $10 million in expense reimbursement;
•having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.

If the Mergers are not completed, these risks could materially affect the business, financial results and stock price of the Trust.

The pendency of the Mergers could adversely affect the business and operations of the Trust.

Prior to the effective time of the Mergers, some tenants or vendors of the Trust may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of the Trust, regardless of whether the Mergers are completed. Similarly, current and prospective employees of the Trust may experience uncertainty about their future roles following the Mergers, which may materially adversely affect the ability of the Trust to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating restrictions in the Merger Agreement, the Trust may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Trust or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the ability of the Trust to initiate, solicit, knowingly encourage or knowingly facilitate any third-party proposals to acquire all or a significant part of the Trust. With respect to any bona fide third-party acquisition proposal, the Trust generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the board of trustees of the Trust may withdraw or modify its recommendation to the Trust's shareholders in response to such acquisition proposal. Upon termination of the Merger Agreement in certain circumstances, the Trust may be required to pay a substantial termination fee and/or expense reimbursement to MAA.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Trust from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

If the Mergers are not consummated by December 31, 2013, either MAA or the Trust may terminate the Merger Agreement.

Either MAA or the Trust may terminate the Merger Agreement if the Mergers have not been consummated by December 31, 2013. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the cause of, or resulted in, the failure to consummate the Mergers.

In connection with the announcement of the merger agreement, one lawsuit has been filed seeking, among other things, to enjoin the Mergers, and an adverse judgment in this lawsuit may prevent the Mergers from being effective or from becoming effective within the expected timeframe.

On June 19, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Jefferson County, Alabama against and purportedly on behalf of the Trust captioned Williams v. Colonial Properties Trust, et al. The complaint names as defendants the Trust, the members of the board of trustees of the Trust, CRLP, MAA, MAA LP and OP Merger Sub and alleges that the trustees of the Trust breached their fiduciary duties by engaging in an unfair process leading to the Merger Agreement, failing to secure and obtain the best price reasonable for the Trust's shareholders, allowing preclusive deal protection devices in the Merger Agreement, and by engaging in conflicted actions. The complaint alleges that CRLP, MAA, MAA LP and OP Merger Sub aided and abetted those breaches of fiduciary duties. The complaint seeks a declaration that the defendants have breached their fiduciary duties or aided and abetted such breaches and that the Merger Agreement is unlawful and unenforceable, an order enjoining the consummation of the Mergers, direction of the trustees of the Trust to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Trust, rescission of the Mergers in the event they are consummated, an award of costs and disbursements, including reasonable attorneys' and experts' fees, and other relief. On July 2, 2013, plaintiff moved for expedited fact discovery and for an expedited schedule for filing and hearing a preliminary motion to enjoin the Mergers; on July 11, 2013, defendants opposed those motions and moved to stay fact discovery. On July 11, 2013, defendants also moved to dismiss the complaint for failure to state a claim upon which relief can be granted on the grounds that: (1) the claims against the trustees of the Trust are derivative and not direct, and plaintiff did not comply with Alabama law on serving notice of the claims on the Trust prior to filing; and (2) Alabama law does not recognize a cause of action in aiding and abetting a breach of fiduciary duty. The Court has scheduled a motions hearing for August 8, 2013. MAA or the Trust may also be the target of similar litigation in the future.

While management believes that the allegations in the complaint are without merit and intends to defend vigorously against these allegations, the Trust cannot assure you as to the outcome of this, or any similar future lawsuits, including the costs associated with defending this claim or any other liabilities that may be incurred in connection with the litigation or settlement of this claim. The Trust is unable to reliably estimate the likelihood or amount of potential loss. If the plaintiff is successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may prevent the completion of the Mergers in the expected time frame, or may prevent them from being completed altogether. Whether the plaintiff's claims are successful, this type of litigation is often expensive and diverts management's attention and resources, which could adversely affect the operation of the business of the Trust.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of repurchases by the Trust of common shares of the Trust for the three months ended June 30, 2013 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans
April 1 – April 30, 2013	2,012	$23.18	—	—
May 1 – May 31, 2013	—	—	—	—
June 1 – June 30, 2013	951	23.67	—	—
Total	2,963	$23.33	—	—
___________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan, as amended. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended June 30, 2013, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plan, as amended, in transactions that are registered under the Securities Act, as amended (the “Act”). CRLP issued to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(a)(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended June 30, 2013, CRLP issued 227,530 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $2.2 million.

Item 6.	Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL PROPERTIES TRUST

August 7, 2013	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President — Accounting and Interim
Chief Financial Officer

August 7, 2013	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President — Accounting and Interim
Chief Financial Officer

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

By: Colonial Properties Trust
Its General Partner

August 7, 2013	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President — Accounting and Interim
Chief Financial Officer

August 7, 2013	By:	/s/ Bradley P. Sandidge

Bradley P. Sandidge
Executive Vice President — Accounting and Interim
Chief Financial Officer

Index of Exhibits

2.1
Agreement and Plan of Merger by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Martha Merger Sub, LP, Colonial Properties Trust, and Colonial Realty Limited Partnership, dated as of June 3, 2013.
Incorporated by reference to Exhibit 2.1 to the Trust's Current Report of Form 8-K filed with the SEC on June 3, 2013

10.1	Updated Summary of 2013 Annual Incentive Plan of the Trust	Filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges for the Trust	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

101
XBRL (Extensible Business Reporting Language). The following materials from the Trust's and CRLP's Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited); (ii) Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (unaudited); (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited); (iv) Consolidated Statements Shareholders' Equity (Trust) and Partners' Equity (CRLP) for the six months ended June 30, 2013 and 2012 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.
Filed herewith